Form 10-Q
period 1996-03-31
INTERPOOL INC
filed 1996-05-14
CIK 898777

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549



 FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


 Commission file number 1-11862


 INTERPOOL, INC.
 (Exact name of registrant as specified in the charter)

           Delaware                               13-3467669
 (State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification Number)


 211 College Road East, Princeton, New Jersey        08540
 (Address of principal executive office)           (Zip Code)

 (609) 452-8900
 (Registrant's telephone number including area code)



 As of May 10, 1996, 17,302,230 shares of common stock, $.001 par value were outstanding.


 Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
 for the past 90 days    Yes       No

 INTERPOOL, INC. AND SUBSIDIARIES

 INDEX

                                                                Page No.
 Part I  Financial Information:


       Introduction to Financial Statements                         3

       Consolidated Balance Sheets
       March 31, 1996 and December 31, 1995                         4

       Consolidated Statements of Income
       For the Three Months ended March 31, 1996 and 1995           5

       Consolidated Statements of Cash Flows
       For the Three Months ended March 31, 1996 and 1995           6

       Consolidated Statements of Stockholders' Equity
       For the Three Months ended March 31, 1996                    7

       Notes to Consolidated Financial Statements                 8-9

       Management's Discussion and Analysis of
       Financial Condition and Results of Operations             9-11


 Part II  Other Information:

       Item 5:    Other Information                                12

       Item 6:    Exhibits and Reports on Form 8-K                 12

       Signatures                                                  13

       Exhibits                                                    14

 PART I  FINANCIAL INFORMATION

 INTERPOOL, INC. AND SUBSIDIARIES

 FINANCIAL STATEMENTS


       The condensed financial statements of Interpool, Inc. and Subsidiaries (the "Company") included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. These condensed financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

 INTERPOOL, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands, except per share amounts)
 (Unaudited)

                                                    March 31,   December 31,
                                                      1996         1995
     ASSETS
 Cash and short-term investments                    $ 29,452      $ 40,208
 Marketable securities                                23,322        30,453
 Accounts and notes receivable, less allowance
 of $1,778 and $2,099                                 26,119        25,785
 Net investment in direct financing leases           229,842       202,576
 Other receivables, net                               16,819         8,831
 Leasing equipment, at cost                          625,349       609,869
 Lessaccumulated depreciation and amortization        91,585        86,249
                                                      ------       -------
                                                     533,764       523,620
 Other assets                                         20,628        20,127
                                                    --------      --------
     Total assets                                   $879,946      $851,600
                                                    ========      ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
 Accounts payable and accrued expenses              $ 19,093      $ 18,653
 Income taxes
    Current                                            1,000           581
    Deferred                                           8,984         9,517
                                                       -----        ------
    Total income taxes                                 9,984        10,098
 Deferred income                                       1,619         1,142
 Debt and capital lease obligations:
    Due within one year                               58,273        71,104
    Due after one year                               532,470       499,998
                                                     -------       -------
                                                     590,743       571,102
                                                     -------       -------
 Minority interest in equity of subsidiaries             568         3,915
 Stockholders' equity:
    Preferred stock, par value $.001 per share,
      239,946 at March 31, 1996 and 324,000 at
      December 31, 1995 authorized, none issued            -             -
    5 3/4% Cumulative Convertible Preferred stock,
      par value $.001 per share; 760,054 shares
      authorized, 758,414 outstanding, liquidation
      preference $75,841 at March 31, 1996 and
      676,000 shares authorized, 674,360
      outstanding, liquidation preference $67,436
      at December 31, 1995                                 1             1
    Common stock, par value $.001 per share;
      100,000,000 shares authorized, 17,302,230
      outstanding                                         17            17
    Paid-in capital                                  170,152       163,260
    Retained earnings                                 87,564        83,342
    Net unrealized gain on marketable securities         205            70
       Total stockholders' equity                    257,939       246,690
          Total liabilities and stockholders'
            equity                                  $879,946      $851,600


 The accompanying notes to consolidated financial statements are an integral part of these balance sheets

 INTERPOOL, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in thousands, except per share amounts)
 (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                        1996        1995
      REVENUES                                        $35,179     $27,695

      COSTS AND EXPENSES:
      Lease operating and administrative expenses       7,562       7,434
      Depreciation and amortization of leasing
        equipment                                       7,937       5,985
      Gain on sale of leasing equipment                  (271)       (431)
      Interest expense, net                             9,853       7,061
      Non-recurring charge                              2,392           -
                                                       ------      ------
                                                       27,473      20,049
                                                       ------      ------

      Income before taxes                               7,706       7,646

      Provision for income taxes                        1,650       1,225
                                                        -----       -----

      NET INCOME                                       $6,056      $6,421
                                                       ======      ======

      INCOME PER SHARE:

         Primary                                        $0.42       $0.37
         Fully diluted                                  $0.41       $0.34

      WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
         Primary                                       17,561      17,347
         Fully diluted                                 20,589      20,254















 The accompanying notes to consolidated financial statements are an integral part of these statements.

 INTERPOOL, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)
 (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                         1996        1995
 Cash flows from operating activities:
   Net income                                          $ 6,056     $ 6,421
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Non-recurring charge                                2,392           -
     Depreciation and amortization                       8,119       6,106
     Gain on sale of leasing equipment                    (271)       (431)
     Collections on direct financing leases             18,080       8,874
     Income recognized on direct financing leases       (6,964)     (4,008)
     Provision for uncollectible accounts                  212         153
     Changes in assets and liabilities:
     Accounts and notes receivable                        (529)      1,048
     Other receivables                                    (954)        174
     Other assets                                         (748)     (1,707)
     Accounts payable and accrued expenses                (424)      2,065
     Income taxes payable                                 (156)        898
     Deferred income                                       477        (156)
     Minority interest in equity of subsidiaries            21         127
                                                        ------      ------
     Net cash provided by operating activities          25,311      19,564
                                                        ------      ------
 Cash flows from investing activities:
   Acquisition of leasing equipment                    (20,351)    (43,402)
   Proceeds from dispositions of leasing equipment       1,893       2,454
   Investment in direct financing leases               (36,554)    (28,523)
   Sales and (purchases) of marketable securities          273     (14,013)
                                                       --------    --------
     Net cash used for investing activities            (54,739)    (83,484)
 Cash flows from financing activities:
   Proceeds from issuance of debt                       28,553      29,861
   Payments of debt and capital lease obligations       (8,912)    (17,465)
     Cash dividends paid                                  (969)          -
                                                        -------    -------
       Net cash provided by financing activities        18,672      12,396
                                                       --------    --------
       Net decrease in cash and short-term investments (10,756)    (51,524)
 Cash and short-term investments, beginning of period   40,208      69,112
                                                       -------     -------
 Cash and short-term investments, end of period        $29,452     $17,588
                                                       =======     =======

 Supplemental schedule of non-cash financing
   activities:
 Acquisition of subsidiary common and preferred
 stock in exchange for Company's 5 3/4% Cumulative
 Convertible Preferred Stock                            $6,892          -



 The accompanying notes to consolidated financial statements are an integral part of these statements.

 INTERPOOL, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR THE THREE MONTHS ENDED MARCH 31, 1996
 (Dollars and shares in thousands)
 (Unaudited)

                                         Shares of              Shares of                                        Gain on
                                         Preferred     Par       Capital      Par     Paid-In     Retained      Marketable
                                           Stock      Value       Stock      Value    Capital     Earnings      Securities
                                         --------     -----     --------     -----    -------     --------      ----------
 Balance, December 31, 1995                 674        $1        17,302       $17    $163,260      $83,342        $  70
     Net income                                                                                      6,056
     Net unrealized gain on
       Marketable Securities                                                                                        135
     Trac Lease minority
       interest acquisition                  84                                         6,892

     Cash dividends declared:
        Preferred stock                                                                               (969)
        Common stock                                                                                  (865)
                                           ---         --        ------       ---    --------      --------        ----
 Balance, March 31, 1996                   758         $1        17,302       $17    $170,152      $87,564         $205

























 The accompanying notes to consolidated financial statements are an integral part of these statements.

 INTERPOOL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except per share amounts)
 (Unaudited)

 Note 1  Nature of operations and basis of consolidation:

 A.Nature of operations:

 The Company and its subsidiaries conduct business principally in a single industry segment, the leasing of intermodal dry cargo containers, chassis and other transportation related equipment. The Company leases its containers principally to international container shipping lines located throughout the world. The customers for the Company's chassis are a large number of domestic companies, many of which are domestic subsidiaries or branches of international shipping lines. Equipment is purchased directly or acquired through conditional sales contracts and lease agreements, many of which qualify as capital leases.

 The Company's accounting records are maintained in United States dollars and the consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States.

 B.Basis of consolidation:

 The consolidated financial statements include the accounts of the Company and subsidiaries more than 50% owned. All significant intercompany transactions have been eliminated.

 In connection with the acquisition of subsidiaries in 1988 and 1993, the excess of fair value of assets acquired over the acquisition cost was allocated proportionately to certain assets to reduce the value assigned to those assets. For accounting purposes, this allocation has only been recorded in the consolidation of the Company and its subsidiaries.

 C. Net income per share:

 Primary net income per share is computed by deducting preferred dividends and in 1996 adding the non-recurring charge described in Note 4 to net income to arrive at income attributable to common stockholders. This amount is then divided by the weighted average number of shares outstanding during the period and the dilutive effect of stock options. Shares issuable upon the conversion of the new 5% cumulative convertible preferred stock and the 5 3/4% convertible exchangeable subordinated notes have been added to the weighted average shares outstanding and interest expense net of tax effect on the notes has been added to net income in the fully diluted earnings per share computation.

 D. Reclassifications:

 Certain reclassifications have been made to the 1995 amounts in order to conform to the 1996 presentation.


 Note 2  Cash flow information:

 For the three months ended March 31, 1996 and 1995, cash paid for interest was approximately $10,672 and $7,705, respectively. Cash paid for income taxes was approximately $198 and $375, respectively.

 Note 3  Other contingencies and commitments:

 At March 31, 1996, the Company had outstanding purchase commitments for equipment of approximately $40,000.

 Under certain of the Company's leasing agreements, the Company, as lessee, may be obligated to indemnify the lessor for loss, recapture or disallowance of certain tax benefits arising from the lessor's ownership of the equipment.

 The Company is engaged in various legal proceedings from time to time incidental to the conduct of its business. In the opinion of management, the Company is adequately insured against the claims relating to such proceedings, and any ultimate liability arising out of such proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

 Note 4  Acquisition of subsidiary minority interest:

 On March 15, 1996, pursuant to the terms of an Agreement of Merger between Trac Lease, Inc. ("Trac Lease") and Trac Lease Merger Corp., a newly formed wholly owned subsidiary (the "Trac Merger"), the Company issued an aggregate of 24,390 shares of its 5% Cumulative Convertible Preferred Stock ("Interpool Preferred Stock") to Thomas P. Birnie and Graham Owen, both officers of Trac Lease and the aggregate 25,000 shares of Common stock representing 12.5% of the outstanding common stock of Trac Lease owned by Messrs. Birnie and Owen were cancelled. Following the Trac Merger, Interpool, Inc. now holds 100% of the outstanding shares of common stock of Trac Lease. Pursuant to the terms of the Trac Merger, the Company also issued 59,664 shares of its Interpool Preferred Stock to The Ivy Group and the 2,500 shares of Trac Preferred Stock having a stated value of $2,500 plus accrued, cumulative dividends of $2,392 owned by The Ivy Group were cancelled. Following the Trac Merger, no shares of Trac Lease Preferred Stock remain outstanding.

 The Trac Merger was accounted for under the purchase method of accounting. The cumulative dividends on the Trac Preferred Stock were recorded as a non-recurring charge in the first quarter of 1996. Such charge had no impact on net income per share in the first quarter because unpaid dividends on the Trac Preferred Stock were included in the computation of net income per share in prior periods.









 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 Three Months Ended March 31, 1996 compared to Three Months Ended March 31,
 1995
 Revenues
 The Company's revenues increased to $35.2 million for the three months ended March 31, 1996 from $27.7 million in the three months ended March 31, 1995, an increase of $7.5 million or 27%. The increase is primarily due to increased leasing revenues generated by an expanded container and chassis fleet size.

 Lease Operating and Administrative Expenses
 The Company's lease operating and administrative expenses increased to $7.6 million for the three months ended March 31, 1996 from $7.4 million in the three months ended March 31, 1995, an increase of $.2 million. The increase was primarily due to higher administrative costs resulting from inflation.

 Depreciation and Amortization
 The Company's depreciation and amortization expenses increased to $7.9 million in the three months ended March 31, 1996 from $6.0 million in the three months ended March 31, 1995, an increase of $1.9 million. The increase was due to an increased fleet size.

 Gain on Sale of Leasing Equipment
 The Company's gain on sale of leasing equipment decreased to $.3 million in the three months ended March 31, 1996 from $.4 million in the three months ended March 31, 1995.

 Interest Expense, Net
 The Company's net interest expense increased to $9.8 million in the three months ended March 31, 1996 from $7.1 million in the three months ended March 31, 1995, an increase of $2.7 million. The issuance of additional debt and lease financing necessary to fund capital expenditures contributed to the increased interest expense which was partially offset by the reduction of interest expense of $.9 million due to the exchange of preferred stock for subordinated notes consummated in September 1995.

 Non-recurring charge
 During the first quarter of 1996, Interpool, Inc. acquired the minority interest in the common stock of its subsidiary, Trac Lease, Inc., and the outstanding shares of preferred stock of Trac Lease, in exchange for preferred stock of Interpool. Interpool now owns 100% of the equity of Trac Lease. The acquisition of Trac Lease preferred stock and its related accrued, cumulative dividends resulted in a non-recurring, non-cash charge in the amount of $2.4 million. Such charge has no impact on net income per share because the effect of unpaid dividends was included in the computation of net income per share in prior periods.

 Provision for Income Taxes
 The Company's provision for income taxes increased to $1.7 million from $1.2 million due to higher taxable income. The effective tax rate increased to 21.4% in the first quarter of 1996 from 16.0% due to the non-recurring charge in 1996 which is not deductible for tax purposes.

 Net Income
 As a result of the factors described above, the Company's net income decreased to $6.1 million in the three months ended March 31, 1996 from $6.4 million in the three months ended March 31, 1995.

 Liquidity and Capital Resources
 The Company uses funds from various sources to finance the acquisition of equipment for lease to customers. The primary funding sources are cash provided by operations, borrowings, generally from banks, the issuance of capital lease obligations and the sale of debt securities. In addition, the Company generates cash from the sale of equipment being retired from the Company's fleet. In general, the Company seeks to meet debt service requirements from the leasing revenue generated by its equipment.

 The Company generated cash flow from operations of $25.3 million and $19.6 million in the first three months of 1996 and 1995, respectively, and net cash provided by financing activities was $18.7 million and $12.4 million for the first three months of 1996 and 1995, respectively. The Company has purchased the following amounts of equipment: $56.9 million for the three months ended March 31, 1996 and $71.9 million for the three months ended March 31, 1995.

 The Company has a $150.0 million revolving credit facility with a group of commercial banks; on March 31, 1996, $50.0 million was outstanding. The term of this facility extends until May 31, 1997 (unless the lender elects to renew the facility) at which time 25% of the amount then outstanding becomes due with the remaining 75% of the total facility becoming payable in equal monthly installments over a five year period. In addition, as of March 31, 1996, the Company had available lines of credit of $70.0 million under various facilities, under which $23.9 million was outstanding. Interest rates under these facilities ranged from 6.2% to 9.0%.
 At March 31, 1996, the Company had total debt outstanding of $590.7 million. Subsequent to March 31, 1996 the Company has continued to incur and repay debt obligations in connection with financing its equipment leasing activities.

 As of March 31, 1996, commitments for capital expenditures totaled approximately $40.0 million. The Company expects to fund such capital expenditures from the Company's operations, borrowings under its available credit facilities and additional funds raised through the sale of its debt securities in the private and/or public markets.

 The Company believes that cash generated by continuing operations, together with amounts available to be borrowed under existing credit facilities and the issuance of debt securities in the appropriate markets will be sufficient to finance the Company's working capital needs for its existing business, planned capital expenditures and expected debt repayments over the next twelve months. The Company anticipates that long-term financing will continue to be available for the purchase of equipment to expand its business in the future. In addition, from time to time, the Company explores new sources of capital both at the parent and subsidiary levels.









 PART II  OTHER INFORMATION


 Item 1.  Legal Proceedings

 None

 Item 2.  Changes in Securities

 None

 Item 3.  Defaults Upon Senior Securities

 None

 Item 4.  Submission of Matters to a Vote of Security Holders

 None

 Item 5.  Other Information

 As of March 15, 1996, pursuant to the terms of an Agreement of Merger between Trac Lease and Trac Lease Merger Corp., a newly formed wholly owned subsidiary (the "Trac Merger"), the Company issued an aggregate of 24,390 shares of its 5% Cumulative Convertible Preferred Stock ("Interpool Preferred Stock") to Thomas P. Birnie and Graham Owen, both officers of Trac Lease and the aggregate 25,000 shares of Common stock representing 12.5% of the outstanding common stock of Trac Lease owned by Messrs. Birnie and Owen were cancelled. Following the Trac Merger, Interpool, Inc. now holds 100% of the outstanding shares of common stock of Trac Lease.

 As of March 15, 1996, pursuant to the terms of the Trac Merger, the Company also issued 59,664 shares of its Interpool Preferred Stock to The Ivy Group and the 2,500 shares of Trac Preferred Stock having a stated value of $2,500,000 plus accrued, cumulative dividends of $2,392,425 owned by The Ivy Group were cancelled. Following the Trac Merger, no shares of Trac Lease Preferred Stock remain outstanding.

 Item 6.  Exhibits and Reports on Form 8-K

 (a)   Exhibits:

 Exhibit 99:  (1) Press Release 5/9/86

 (b)   Reports on Form 8-K:  None

 SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





 INTERPOOL, INC.



 Dated:  May 13, 1996
 Martin Tuchman
 Chief Executive Officer

 Dated:  May 13, 1996
 William Geoghan
 Controller

 INDEX TO EXHIBIT

 Filed with Interpool, Inc.
 Report on Form 10-Q for the Quarter Ended March 31, 1996


 Exhibit No.

 99    1)        Press Release dated May 9, 1996











 SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





 INTERPOOL, INC.



 Dated:  May 13, 1996                                 \s\Martin Tuchman
 Martin Tuchman
 Chief Executive Officer



 Dated:  May 13, 1996                                 \s\William Geoghan
 William Geoghan
 Controller