Form 10-Q
period 1996-06-30
INTERPOOL INC
filed 1996-08-14
CIK 898777

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549



FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


Commission file number 1-11862


INTERPOOL, INC.
(Exact name of registrant as specified in the charter)

Delaware13-3467669
(State or other jurisdiction of(I.R.S. Employer incorporation or organization)Identification Number)


211 College Road East, Princeton, New Jersey       08540
  (Address of principal executive office)        (Zip Code)

               (609) 452-8900
(Registrant's telephone number including area code)



As of August 9, 1996, 17,302,230 shares of common stock, $.001 par value were outstanding.


Indicate by check 4 whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days Yes 4 No

INTERPOOL, INC. AND SUBSIDIARIES

INDEX

Page No.
Part I - Financial Information:

     Introduction to Financial Statements .............................        3

     Consolidated Balance Sheets
     June 30, 1996 and December 31, 1995 ..............................        4

     Consolidated Statements of Income
     For the Three Months and Six Months ended June 30, 1996 and 1995 .        5

     Consolidated Statements of Cash Flows
     For the Six Months ended June 30, 1996 and 1995 ..................        6

     Consolidated Statements of Stockholders' Equity
     For the Six Months ended June 30, 1996 ...........................        7

     Notes to Consolidated Financial Statements .......................    8 - 9

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations ....................   9 - 12


Part II - Other Information:

     Item 4:    Submission of Matters to a Vote of Security Holders ...       12

     Item 5:    Other Information .....................................       13

     Item 6:    Exhibits and Reports on Form 8-K ......................       13

     Signatures........................................................       14

     Exhibits .........................................................       15

PART I - FINANCIAL INFORMATION

INTERPOOL, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS


 .........The condensed  financial  statements of Interpool,  Inc. and
Subsidiaries (the "Company") included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. These condensed financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

INTERPOOL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

                                                                                    June 30,        December 31,
                                                                                      1996             1995
                                                                                      ----             ----

  ASSETS
Cash and short-term investments .............................................       $ 46,274         $ 40,208
Marketable securities .......................................................          9,595           30,453
Accounts and notes receivable, less allowance of $1,817 and $2,099 ..........         27,341           25,785
Net investment in direct financing leases ...................................        237,104          202,576
Other receivables, net ......................................................         16,772            8,831
Leasing equipment, at cost ..................................................        625,177          609,869
Less--accumulated depreciation and amortization..............................         96,873           86,249
                                                                                     -------          -------
     Leasing equipment, net..................................................        528,304          523,620
Other assets.................................................................         19,960           20,127
                                                                                    --------         --------
    Total assets.............................................................       $885,350         $851,600
                                                                                    ========         ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses .......................................       $ 18,579         $ 18,653
Income taxes
   Current ..................................................................          1,000              581
   Deferred..................................................................         11,594            9,517
                                                                                     -------         --------
   Total income taxes .......................................................         12,594           10,098
Deferred income .............................................................          1,294            1,142
Debt and capital lease obligations:
   Due within one year ......................................................          61,431          71,104
   Due after one year........................................................         525,284         499,998
                                                                                     --------         -------
                                                                                      586,715         571,102
Minority interest in equity of subsidiaries .................................             581           3,915
Stockholders' equity:
   Preferred stock, par value $.001 per share, 239,946 at June 30, 1996
      and 324,000 at December 31, 1995 authorized, none issued ..............               -               -
   5 3/4% Cumulative Convertible Preferred stock, par value $.001 per share;
      760,054 shares authorized,  758,414  outstanding,  liquidation  preference
      $75,841 at June 30, 1996 and 676,000 shares authorized,
      674,360 outstanding, liquidation preference $67,436 at December 31, 1995              1               1
   Common stock, par value $.001 per share; 100,000,000 shares
      authorized, 17,302,230 outstanding ....................................              17              17
   Paid-in capital ..........................................................         170,152         163,260
   Retained earnings.........................................................          95,079          83,342
   Net unrealized gain on marketable securities..............................             338              70
                                                                                     --------         -------
      Total stockholders' equity.............................................         265,587         246,690
                                                                                     --------         -------
         Total liabilities and stockholders' equity..........................        $885,350        $851,600
                                                                                     ========        ========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets


INTERPOOL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

                                                                    Three Months Ended          Six Months Ended
                                                                          June 30,                  June 30,

                                                                     1995         1996         1995         1996
                                                                     ----         ----         ----         ----
REVENUES....................................................       $36,431      $31,484      $71,610       $59,179

COSTS AND EXPENSES:
Lease operating and administrative expenses ................         6,957        7,192       14,519        14,626
Depreciation and amortization of leasing equipment .........         8,048        6,884       15,985        12,869
Gain on sale of leasing equipment...........................          (173)        (188)        (444)         (619)
Interest expense, net.......................................        10,228        9,271       20,081        16,332
Non-recurring charge........................................            -             -        2,392             -
                                                                    ------       ------       ------        ------
                                                                    25,060       23,159       52,533        43,208
                                                                    ------       ------       ------        ------

Income before taxes ........................................        11,371        8,325       19,077        15,971

Provision for income taxes..................................         1,900        1,350        3,550         2,575
                                                                    ------      -------        -----         -----

NET INCOME..................................................        $9,471       $6,975      $15,527       $13,396
                                                                    ======       ======      =======       =======

NET INCOME PER SHARE:
   Primary..................................................         $0.47        $0.40        $0.89         $0.77
   Fully diluted............................................         $0.45        $0.37        $0.86         $0.71

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
   Primary..................................................        17,728       17,333       17,645        17,340
   Fully diluted............................................        20,981       20,226       20,806        20,240


The accompanying notes to consolidated financial statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                         1996            1995
                                                                                         ----            ----
Cash flows from operating activities:
Net income ..................................................................          $15,527          $13,396
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  Operating
  activities:
  Non-recurring charge ......................................................            2,392                -
  Depreciation and amortization .............................................           16,318           13,198
  Gain on sale of leasing equipment .........................................             (444)            (619)
  Collections on direct financing leases ....................................           37,142           21,731
  Income recognized on direct financing leases ..............................          (14,229)          (8,894)
  Provision for uncollectible accounts ......................................              378              429
  Changes in assets and liabilities:
    Accounts and notes receivable ...........................................           (1,917)          (1,592)
    Other receivables .......................................................             (907)             801
    Other assets ............................................................             (293)          (2,395)
    Accounts payable and accrued expenses ...................................            2,175              (59)
    Income taxes payable ....................................................            2,370            1,467
    Deferred income .........................................................              152              354
    Minority interest in equity of subsidiaries..............................               34              235
      Net cash provided by operating activities..............................           58,698           38,052
                                                                                        ------           ------
Cash flows from investing activities:
  Acquisition of leasing equipment ..........................................          (25,551)         (95,760)
  Proceeds from dispositions of leasing equipment ...........................            4,331            3,700
  Investment in direct financing leases .....................................          (55,204)         (62,102)
  Sales of marketable securities and other investing activity................           14,218            8,642
    Net cash used for investing activities ..................................          (62,206)        (145,520)
                                                                                       --------        ---------
Cash flows from financing activities:
  Proceeds from issuance of debt ............................................           59,034          103,079
  Payments of debt and capital lease obligations ............................          (43,421)         (24,256)
  Cash dividends paid........................................................           (6,039)               -
    Net cash provided by financing activities................................            9,574           78,823
    Net increase (decrease) in cash and short-term investments ..............            6,066          (28,645)
Cash and short-term investments, beginning of period.........................           40,208           69,112
Cash and short-term investments, end of period...............................          $46,274          $40,467
                                                                                       =======          =======
Supplemental schedule of non-cash financing activities:
Acquisition of  subsidiary common and preferred stock in exchange for
  Company's 5 3/4% Cumulative Convertible Preferred Stock ...................           $6,892               -


The accompanying notes to consolidated financial statements are an integral part of these statements.

                      - - INTERPOOL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                        (Dollars and shares in thousands)
                                   (Unaudited)

                                                                                                    Net
                                                                                                 Unrealized
                                   Shares of          Shares of                                   Gain on
                                   Preferred   Par    Capital     Par     Paid-In    Retained    Marketable
                                     Stock    Value     Stock     Value   Capital    Earnings    Securities
Balance, December 31, 1995 ...        674      $1      17,302      $17    $163,260   $83,342      $  70
  Net income .................                                                        15,527
  Net unrealized gain on
  Marketable Securities ......                                                                      268
  Trac Lease minority
    interest acquisition .....         84                                    6,892

  Cash dividends declared:
    Preferred stock ..........                                                       (2,060)
    Common stock .............                                                       (1,730)
                                      ---     ---      ------      ---    --------   -------      -----

Balance, June 30, 1996.......         758      $1      17,302      $17    $170,152   $95,079       $338


The accompanying notes to consolidated financial statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 1 -- Nature of operations and basis of consolidation:

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

C.  Net income per share:

   Primary net income per share is computed by deducting preferred dividends and in 1996 adding the non-recurring charge described in Note 4 to net income to arrive at income attributable to common stockholders. This amount is then divided by the weighted average number of shares outstanding during the period and the dilutive effect of stock options. Shares issuable upon the conversion of the new 5 3/4% cumulative convertible preferred stock and the 5 1/4% convertible exchangeable subordinated notes have been added to the weighted average shares outstanding and interest expense net of tax effect on the notes has been added to net income in the fully diluted earnings per share computation.

D.  Reclassifications:

   Certain reclassifications have been made to the 1995 amounts in order to conform to the 1996 presentation.


Note 2 -- Cash flow information:

   For the six months ended June 30, 1996 and 1995, cash paid for interest was approximately $21,269 and $18,890, respectively. Cash paid for income taxes was approximately $1,253 and $1,190, respectively.


Note 3 -- Other contingencies and commitments:

   At June 30, 1996, the Company had outstanding purchase commitments for equipment of approximately $35,000.

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


Note 4 -- Acquisition of subsidiary minority interest:

   On March 15, 1996, pursuant to the terms of an Agreement of Merger between Trac Lease, Inc. ("Trac Lease") and Trac Lease Merger Corp., a newly formed wholly owned subsidiary (the "Trac Merger"), the Company issued an aggregate of 24,390 shares of its 5 3/4% Cumulative Convertible Preferred Stock ("Interpool Preferred Stock") to Thomas P. Birnie and Graham Owen, both officers of Trac Lease and the aggregate 25,000 shares of Common stock representing 12.5% of the outstanding common stock of Trac Lease owned by Messrs. Birnie and Owen were cancelled. Following the Trac Merger, Interpool, Inc. now holds 100% of the outstanding shares of common stock of Trac Lease. Pursuant to the terms of the Trac Merger, the Company also issued 59,664 shares of its Interpool Preferred Stock to The Ivy Group and the 2,500 shares of Trac Preferred Stock having a stated value of $2,500 plus accrued, cumulative dividends of $2,392 owned by The Ivy Group were cancelled. Following the Trac Merger, no shares of Trac Lease Preferred Stock remain outstanding.

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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   The Company generates revenues through leasing transportation equipment, primarily dry cargo containers and container chassis. Most of the Company's revenues are derived from payments under operating leases and income earned under finance leases, under which the lessee has the right to purchase the equipment at the end of the lease term. In the six months ended June 30, 1996 and 1995 revenues from direct financing leases were $14.2 million (20% of revenues) and $8.9 million (15% of revenues), respectively.

Three Months Ended June 30, 1996 compared to Three Months Ended June 30, 1995 Revenues
   The Company's revenues increased to $36.4 million for the three months ended June 30, 1996 from $31.5 million in the three months ended June 30, 1995, an increase of $4.9 million or 16%. The increase is primarily due to increased leasing revenues generated by an expanded container and chassis fleet size. Revenues for the three months ended June 30, 1996 were $20.0 million for the Interpool Limited international container division and $16.4 million for the domestic intermodal division. This compared to $15.6 million for the Interpool Limited international container division and $15.9 million for the domestic intermodal division for the three months ended June 30, 1995.

Lease Operating and Administrative Expenses
   The Company's lease operating and administrative expenses decreased to $7.0 million for the three months ended June 30, 1996 from $7.2 million in the three months ended June 30, 1995, a decrease of $.2 million. The decrease was due to lower lease operating expenses primarily resulting from less repair expense in the chassis operations somewhat offset by higher administrative costs resulting from inflation.

Depreciation and Amortization
   The Company's depreciation and amortization expenses increased to $8.0 million in the three months ended June 30, 1996 from $6.9 million in the three months ended June 30, 1995, an increase of $1.1 million. The increase was due to an increased fleet size.

Gain on Sale of Leasing Equipment
   The Company's gain on sale of leasing equipment remained the same at $.2 million in both the three months ended June 30, 1996 and June 30, 1995.

Interest Expense, Net
   The Company's net interest expense increased to $10.2 million in the three months ended June 30, 1996 from $9.3 million in the three months ended June 30, 1995, an increase of $.9 million. The issuance of additional debt and lease financing necessary to fund capital expenditures contributed to the increased interest expense which was partially offset by the reduction of interest expense of $.9 million due to the exchange of preferred stock for subordinated notes consummated in September 1995.

Provision for Income Taxes
   The Company's provision for income taxes increased to $1.9 million from $1.4 million due to higher taxable income.

Net Income
   As a result of the factors described above, the Company's net income increased to $9.5 million in the three months ended June 30, 1996 from $7.0 million in the three months ended June 30, 1995. For the three months ended June 30, 1996 the Interpool Limited international container division contributed $7.3 million to net income while the domestic intermodal division contributed $2.2 million. This compares to the three months ended June 30, 1995 where the Interpool Limited international container division contributed $5.7 million to net income while the domestic intermodal division contributed $1.3 million. The 1995 results for the domestic intermodal division includes $.6 million of interest expense net of taxes on subordinated notes which were exchanged for preferred stock in September 1995.


Six Months Ended June 30, 1996 compared to Six Months Ended June 30, 1995
Revenues
   The Company's revenues increased to $71.6 million for the six months ended June 30, 1996 from $59.2 million in the six months ended June 30, 1995, an increase of $12.4 million or 21%. The increase is primarily due to increased leasing revenues generated by an expanded container and chassis fleet size. Revenues for the six months ended June 30, 1996 were $38.9 million for the Interpool Limited international container division and $32.7 million for the domestic intermodal division. This compared to $29.4 million for the Interpool Limited international container division and $29.8 million for the domestic intermodal division for the six months ended June 30, 1995.

Lease Operating and Administrative Expenses
   The Company's lease operating and administrative expenses decreased to $14.5 million for the six months ended June 30, 1996 from $14.6 million in the six months ended June 30, 1995, a decrease of $.1 million. The decrease was due to lower lease operating expenses primarily resulting from less repair expense in the chassis operations somewhat offset by higher administrative costs resulting from inflation.

Depreciation and Amortization
   The Company's depreciation and amortization expenses increased to $16.0 million in the six months ended June 30, 1996 from $12.9 million in the six months ended June 30, 1995, an increase of $3.1 million. The increase was due to an increased fleet size.

Gain on Sale of Leasing Equipment
   The Company's gain on sale of leasing equipment decreased to $.4 million in the six months ended June 30, 1996 from $.6 million in the six months ended June 30, 1995. Interest Expense, Net The Company's net interest expense increased to $20.1 million in the six months ended June 30, 1996 from $16.3 million in the six months ended June 30, 1995, an increase of $3.8 million. The issuance of additional debt and lease financing necessary to fund capital expenditures contributed to the increased interest expense which was partially offset by the reduction of interest expense of $1.8 million due to the exchange of preferred stock for subordinated notes consummated in September 1995.

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

Provision for Income Taxes
   The Company's provision for income taxes increased to $3.6 million from $2.6 million due to higher taxable income. The effective tax rate increased to 18.6% in the first six months of 1996 from 16.1% due to the non-recurring charge in 1996 which is not deductible for tax purposes.

Net Income
   As a result of the factors described above, the Company's net income increased to $15.5 million in the six months ended June 30, 1996 from $13.4 million in the six months ended June 30, 1995. For the six months ended June 30, 1996 the Interpool Limited international container division contributed $13.8 million to net income while the domestic intermodal division contributed $4.1 million excluding the non-recurring charge of $2.4 million mentioned above. This compares to the six months ended June 30, 1995 where the Interpool Limited international container division contributed $10.7 million to net income while the domestic intermodal division contributed $2.7 million. The 1995 results for the domestic intermodal division includes $1.1 million of interest expense net of taxes on subordinated notes which were exchanged for preferred stock in September 1995.

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

The Company generated cash flow from operations of $58.7 million and $38.1 million in the first six months of 1996 and 1995, respectively, and net cash provided by financing activities was $9.6 million and $78.8 million for the first six months of 1996 and 1995, respectively. The Company has purchased the following amounts of equipment: $80.8 million for the six months ended June 30, 1996 and $157.9 million for the six months ended June 30, 1995.

   The Company has a $150.0 million revolving credit facility with a group of commercial banks; on June 30, 1996, no loans were outstanding. The term of this facility extends until May 31, 1997 (unless the lender elects to renew the facility) at which time 25% of the amount then outstanding becomes due with the remaining 75% of the total facility becoming payable in equal monthly installments over a five year period. In addition, as of June 30, 1996, the Company had available lines of credit of $70.0 million under various facilities, under which $15.8 million was outstanding. Interest rates under these facilities ranged from 6.2% to 9.0%. At June 30, 1996, the Company had total debt outstanding of $586.7 million. Subsequent to June 30, 1996 the Company has continued to incur and repay debt obligations in connection with financing its equipment leasing activities.

   As  of  June  30,  1996,   commitments  for  capital   expenditures   totaled
approximately $35.0 million. The Company expects to fund such capital expenditures from the Company's operations, borrowings under its available credit facilities and additional funds raised through the sale of its debt securities in the private and/or public markets.

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


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held an annual meeting of stockholders on May 30, 1996, at which the following matters were voted upon:

           1.  Election of three directors.
           2. Approval of appointment of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 1996.
           3. Amendments to the Company's Restated Certificate of Incorporation to increase number of authorized shares of common stock.
           4. Amendment to the Company's 1993 Stock Option Plan for Executive Officers and Directors to increase the number of shares reserved for option grants.

           The results of the meeting were as follows:

           Total Outstanding Shares:                 17,302,730
           Total Shares Voted:                       16,881,572  (97.57%)

                                         Votes For                Votes Against         Votes Abstained          Unvoted
           Director 1                   16,671,968                   209,604
           Director 2                   16,671,968                   209,604
           Director 3                   16,671,968                   209,604

           Proposition 2                16,879,112                       210                 2,250
           Proposition 3                13,497,658                 2,971,612                11,860               400,442
           Proposition 4                13,874,022                 2,594,208                12,900               400,442

Item 5.  Other Information

           On June 18, 1996, the Company announced that its wholly owned subsidiary, Interpool Limited, had filed a registration statement with the Securities and Exchange Commission for an initial public offering of the common stock of Interpool Limited representing a minority interest in Interpool Limited. On August 9, 1996 the proposed public offering was postponed due to market conditions. As a result, Interpool Limited continues to be a wholly owned subsidiary of the Company. The Company believes that its existing capital and liquidity is sufficient to fund its business plans for continued growth of its international container leasing and domestic intermodal equipment leasing business conducted by the Company and its subsidiaries.

Item 6. Exhibits and Reports on Form 8-K

 (a)   Exhibits:

       Exhibit 99:  (1) Press Release  5/30/96
                    (2) Press Release  6/13/96
                    (3) Press Release  6/18/96
                    (4) Press Release  7/22/96
                    (5) Press Release  8/9/96

 (b)  Reports on Form 8-K:  None

SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





INTERPOOL, INC.



Dated:  August 13, 1996                                 \s\Martin Tuchman
                                             -----------------------------------
                                             Martin Tuchman
                             Chief Executive Officer



Dated:  August 13, 1996                                 \s\William Geoghan
                                             -----------------------------------
                                             William Geoghan
                                             Controller

INDEX TO EXHIBIT

Filed with Interpool, Inc.
Report on Form 10-Q for the Quarter Ended June 30, 1996


Exhibit No.

    99     1)  Press Release dated May 30, 1996
           2)  Press Release dated June 13, 1996
           3)  Press Release dated June 18, 1996
           4)  Press Release dated July 22, 1996
           5)  Press Release dated August 9, 1996