Form 10-Q/A
period 1996-06-30
INTERPOOL INC
filed 1996-08-27
CIK 898777

INTERPOOL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

                                                                    Three Months Ended          Six Months Ended
                                                                          June 30,                  June 30,

                                                                     1996         1995         1996         1995
                                                                     ----         ----         ----         ----
REVENUES....................................................       $36,431      $31,484      $71,610       $59,179

COSTS AND EXPENSES:
Lease operating and administrative expenses ................         6,957        7,192       14,519        14,626
Depreciation and amortization of leasing equipment .........         8,048        6,884       15,985        12,869
Gain on sale of leasing equipment...........................          (173)        (188)        (444)         (619)
Interest expense, net.......................................        10,228        9,271       20,081        16,332
Non-recurring charge........................................            -             -        2,392             -
                                                                    ------       ------       ------        ------
                                                                    25,060       23,159       52,533        43,208
                                                                    ------       ------       ------        ------

Income before taxes ........................................        11,371        8,325       19,077        15,971

Provision for income taxes..................................         1,900        1,350        3,550         2,575
                                                                    ------      -------        -----         -----

NET INCOME..................................................        $9,471       $6,975      $15,527       $13,396
                                                                    ======       ======      =======       =======

NET INCOME PER SHARE:
   Primary..................................................         $0.47        $0.40        $0.89         $0.77
   Fully diluted............................................         $0.45        $0.37        $0.86         $0.71

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
   Primary..................................................        17,728       17,333       17,645        17,340
   Fully diluted............................................        20,981       20,226       20,806        20,240


The accompanying notes to consolidated financial statements are an integral part of these statements.