Form 10-Q
period 1996-09-30
INTERPOOL INC
filed 1996-11-08
CIK 898777

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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



As of November 8, 1996, 17,302,230 shares of common stock, $.001 par value were outstanding.


Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days Yes X No

INTERPOOL, INC. AND SUBSIDIARIES

INDEX

Page No.
Part I - Financial Information:

         Introduction to Financial Statements .......................          3

         Consolidated Balance Sheets
         September 30, 1996 and December 31, 1995 ...................          4

         Consolidated Statements of Income
         For the Three Months and Nine Months ended
            September 30, 1996 and 1995 .............................          5

         Consolidated Statements of Cash Flows
         For the Nine Months ended September 30, 1996 and 1995 ......          6

         Consolidated Statements of Stockholders' Equity
         For the Nine Months ended September 30, 1996 ...............          7

         Notes to Consolidated Financial Statements .................      8 - 9

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..............     9 - 12


Part II - Other Information:

         Item 5:    Other Information ...............................         13

         Item 6:    Exhibits and Reports on Form 8-K ................         13

         Signatures..................................................         14

         Exhibits ...................................................         15

PART I - FINANCIAL INFORMATION

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

INTERPOOL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

                                                                                  September 30,     December 31,
                                                                                      1996              1995
    ASSETS
Cash and short-term investments .............................................       $ 36,323         $ 40,208
Marketable securities .......................................................         10,717           30,453
Accounts and notes receivable, less allowance of $2,012 and $2,099 ..........         25,680           25,785
Net investment in direct financing leases ...................................        250,549          202,576
Other receivables, net ......................................................         16,973            8,831
Leasing equipment, at cost ..................................................        623,303          609,869
Less--accumulated depreciation and amortization..............................       (103,539)         (86,249)
                                                                                    ---------         --------
    Leasing equipment, net...................................................        519,764          523,620
Other assets.................................................................         21,413           20,127
                                                                                    ---------         --------
    Total assets.............................................................       $881,419         $851,600
                                                                                   ==========        =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses .......................................       $ 20,062         $ 18,653
Income taxes
    Current .................................................................          1,000              581
    Deferred.................................................................         12,931            9,517
                                                                                     -------          -------
    Total income taxes ......................................................         13,931           10,098
Deferred income .............................................................          1,627            1,142
Debt and capital lease obligations:
    Due within one year .....................................................         68,223           71,104
    Due after one year.......................................................        503,671          499,998
                                                                                   ---------          -------
                                                                                     571,894          571,102
Minority interest in equity of subsidiaries .................................            523            3,915
Stockholders' equity:
   Preferred stock, par value $.001 per share, 239,946 at September 30, 1996
      and 324,000 at December 31, 1995 authorized, none issued ..............              -                -
   5 3/4% Cumulative Convertible Preferred stock, par value $.001 per share;
      760,054 shares authorized,  758,414  outstanding,  liquidation  preference
      $75,841at September 30, 1996 and 676,000 shares authorized,
      674,360 outstanding, liquidation preference $67,436 at December 31, 19951             1               1
   Common stock, par value $.001 per share; 100,000,000 shares
      authorized, 17,302,230 outstanding ....................................              17              17
   Paid-in capital ..........................................................         170,152         163,260
   Retained earnings.........................................................         103,010          83,342
   Net unrealized gain on marketable securities..............................             202              70
                                                                                      -------         -------
      Total stockholders' equity.............................................         273,382         246,690
                                                                                      -------         -------
         Total liabilities and stockholders' equity..........................        $881,419        $851,600
                                                                                     ========        =========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets


INTERPOOL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

                                                                    Three Months Ended          Nine Months Ended
                                                                      September 30,               September 30,
                                                                    1996        1995            1996         1995
                                                                    ----        ----            ----         ----
REVENUES....................................................      $37,482     $33,582        $109,092      $92,761

COSTS AND EXPENSES:
Lease operating and administrative expenses ................        7,866       7,831          22,385       22,457
Depreciation and amortization of leasing equipment .........        8,084       7,395          24,069       20,264
 ..........................Gain on sale of leasing equipment           (49)       (105)           (493)        (724)
Interest expense, net.......................................        9,745       9,402          29,826       25,734
Non-recurring charge........................................            -           -           2,392            -
                                                                   -------     -------         -------      -------
                                                                   25,646      24,583          78,179       67,731

Income before provision for income taxes
    and extraordinary gain .................................       11,836       9,059          30,913       25,030
Provision for income taxes..................................        1,950       1,475           5,500        4,050
                                                                   ------       -----          ------       ------

Income before extraordinary gain............................        9,886       7,584          25,413       20,980

Extraordinary item - gain on early retirement of debt,
    net of tax expense of $1,683............................            -       2,422               -        2,422
                                                                   ------      ------          ------       ------

NET INCOME..................................................       $9,886     $10,006         $25,413      $23,402
                                                                   ======     =======         =======      =======

Income per share before extraordinary gain:
   Primary..................................................        $0.49       $0.43           $1.39        $1.20
   Fully diluted............................................        $0.47       $0.39           $1.32        $1.10

Income per share on extraordinary gain:
   Primary..................................................           NA       $0.14              NA        $0.14
   Fully diluted............................................           NA       $0.12              NA        $0.12

NET INCOME PER SHARE:
   Primary..................................................        $0.49       $0.57           $1.39        $1.34
   Fully diluted............................................        $0.47       $0.51           $1.32        $1.21

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING (in Thousands):
   Primary..................................................       17,848      17,564          17,713       17,415
   Fully diluted............................................       21,167      20,507          21,003       20,507

The accompanying notes to consolidated financial statements are an integral part of these statements.


INTERPOOL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                       1996           1995
                                                                                       ----           ----
Cash flows from operating activities:
Net income ..................................................................        $25,413        $23,402
Adjustments to reconcile net income to net cash provided by Operating activities:
Non-recurring charge (Extraordinary gain)....................................          2,392         (2,422)
Depreciation and amortization ...............................................         24,671         20,753
Gain on sale of leasing equipment ...........................................           (493)          (723)
Collections on direct financing leases ......................................         57,923         35,426
Income recognized on direct financing leases ................................        (21,803)       (14,342)
Provision for uncollectible accounts ........................................            556            623
Changes in assets and liabilities:
Accounts and notes receivable ...............................................           (451)        (4,031)
Other receivables ...........................................................         (1,108)          (222)
Other assets ................................................................         (2,090)        (7,929)
Accounts payable and accrued expenses .......................................          3,738         (1,768)
            Income taxes payable ............................................          3,706          2,779
Deferred income .............................................................            485           (387)
Minority interest in equity of subsidiaries...............                                34            305
                                                                                      ------         ------
Net cash provided by operating activities....................................         92,973         51,464
                                                                                      ------         ------
Cash flows from investing activities:
Acquisition of leasing equipment ............................................        (33,141)      (143,467)
Proceeds from dispositions of leasing equipment .............................          6,198          4,560
Investment in direct financing leases .......................................        (75,707)       (82,696)
Sales of marketable securities and other investing activity.                          12,960          8,376
                                                                                     -------        -------
Net cash used for investing activities ......................................        (89,691)      (213,227)
                                                                                     --------      ---------
Cash flows from financing activities:
Proceeds from issuance of debt ..............................................         66,180        172,022
Payments of debt and capital lease obligations ..............................        (65,388)       (33,709)
    Cash dividends paid......................................................         (7,959)             -
                                                                                     --------       -------
Net cash provided (used) by financing activities.............................         (7,167)       138,313
                                                                                     --------       -------
Net decrease in cash and short-term investments .............................         (3,885)       (23,450)
Cash and short-term investments, beginning of period.........................         40,208         69,112
                                                                                     -------        -------
Cash and short-term investments, end of period...............................        $36,323        $45,662
                                                                                     =======        =======

Supplemental schedule of non-cash financing activities:
Acquisition of  subsidiary common and preferred stock in exchange for
   Company's 5 3/4% Cumulative Convertible Preferred Stock .....................      $6,892              -

The accompanying notes to consolidated financial statements are an integral part of these statements.


INTERPOOL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
(Dollars and shares in thousands)
(Unaudited)

                                                                                                    Net
                                                                                             Unrealized
                                     Shares of        Shares of                                 Gain on
                                     Preferred   Par   Capital   Par    Paid-In   Retained   Marketable
                                       Stock    Value   Stock   Value   Capital   Earnings   Securities
                                     ---------  -----  -------  -----   -------   --------   ----------
Balance, December 31, 1995........      674       $1    17,302   $17   $163,260    $83,342         $70
    Net income25,413
    Net unrealized gain on
      Marketable Securities.......                                                                 132
    Trac Lease minority
      interest acquisition........       84                                          6,892

    Cash dividends declared:
       Preferred stock............                                                  (3,150)
       Common stock...............                                                  (2,595)
                                       ----      ---    ------   ---   --------   ---------       ----

Balance, September 30, 1996.......      758       $1    17,302   $17   $170,152   $103,010        $202
                                       ====       ==    ======   ===   ========   =========       ====

   The accompanying notes to consolidated financial statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 1 -- Nature of operations and basis of consolidation:

   A. Nature of operations:

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

   B. Basis of consolidation:

   The consolidated financial statements include the accounts of the Company and subsidiaries more than 50% owned. All significant intercompany transactions have been eliminated.

   C. Net income per share:

   Primary net income per share is computed by deducting preferred dividends and in 1996 adding the non-recurring charge described in Note 4 to net income to arrive at income attributable to common stockholders. This amount is then divided by the weighted average number of shares outstanding during the period adjusted for the dilutive effect of stock options. Shares issuable upon the conversion of the new 5 3/4% cumulative convertible preferred stock and the 5 1/4% convertible exchangeable subordinated notes have been added to the weighted average shares outstanding and interest expense net of tax effect on the notes has been added to net income in the fully diluted earnings per share computation.

   D. Reclassifications:

   Certain reclassifications have been made to the 1995 amounts in order to conform to the 1996 presentation.

Note 2 -- Cash flow information:

   For the nine months ended September 30, 1996 and 1995, cash paid for interest was approximately $31,208 and $29,407, respectively. Cash paid for income taxes was approximately $1,785 and $1,324, respectively.

Note 3 -- Other contingencies and commitments:

   At September 30, 1996, the Company had outstanding purchase commitments for equipment of approximately $40,000. Under certain of the Company's leasing agreements, the Company, as lessee, may be obligated to indemnify the lessor for loss, recapture or disallowance of certain tax benefits arising from the lessor's ownership of the equipment.

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

Note 5 -- Costs of subsidiary initial public offering ("IPO"):

   The Company has incurred expenses in connection with the preparation of an IPO of its subsidiary, Interpool Limited. Costs incurred amounting to $1,500 have been accrued during the nine months ended September 30, 1996 and are included in Other assets at September 30, 1996. Subsequent to September 30, 1996 the Company withdrew the IPO and the costs incurred will be charged to the income statement in the fourth quarter of 1996.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   The Company generates revenues through leasing transportation equipment, primarily dry cargo containers and container chassis. Most of the Company's revenues are derived from payments under operating leases and income earned under finance leases, under which the lessee has the right to purchase the equipment at the end of the lease term. In the nine months ended September 30, 1996 and 1995 revenues from direct financing leases were $21.8 million (20% of revenues) and $14.3 million (15% of revenues), respectively.

Three Months Ended September 30, 1996 compared to Three Months Ended September 30, 1995

Revenues
   The Company's revenues increased to $37.5 million for the three months ended September 30, 1996 from $33.6 million in the three months ended September 30, 1995, an increase of $3.9 million or 12%. The increase is primarily due to increased leasing revenues generated by an expanded container and chassis fleet size. Revenues for the three months ended September 30, 1996 were $20.2 million for the Interpool Limited international container division and $17.3 million for the domestic intermodal division. This compared to $16.8 million for the Interpool Limited international container division and $16.8 million for the domestic intermodal division for the three months ended September 30, 1995.

Lease Operating and Administrative Expenses
   The Company's lease operating and administrative expenses increased to $7.9 million for the three months ended September 30, 1996 from $7.8 million in the three months ended September 30, 1995, an increase of $.1 million. The increase was due to higher administrative costs resulting from inflation offset by lower lease operating expenses primarily resulting from less repair expense in the chassis operations.

Depreciation and Amortization
   The Company's depreciation and amortization expenses increased to $8.1 million in the three months ended September 30, 1996 from $7.4 million in the three months ended September 30, 1995, an increase of $.7 million.
The increase was due to an increased fleet size.

Gain on Sale of Leasing Equipment
   The Company's gain on sale of leasing equipment remained essentially the same in both the three months ended September 30, 1996 and September 30, 1995.

Interest Expense, Net
   The Company's net interest expense increased to $9.7 million in the three months ended September 30, 1996 from $9.4 million in the three months ended September 30, 1995, an increase of $.3 million. The issuance of additional debt and lease financing necessary to fund capital expenditures contributed to the increased interest expense which was partially offset by the reduction of interest expense of $.9 million due to the exchange of preferred stock for subordinated notes consummated in September 1995.

Provision for Income Taxes
   The Company's provision for income taxes increased to $2.0 million from $1.5 million due to higher taxable income. The effective tax rate of 16% was the same for both the three months ended September 30 1996 and 1995.

Extraordinary item in 1995
   An extraordinary gain of $2.4 million, net of taxes, resulted from the consummation on September 29, 1995, of the exchange of $66.4 million of Interpool's 5 1/4% Convertible Exchangeable Subordinated Preferred Notes due 2018 for new 5 3/4% Cumulative Convertible Preferred Stock with a liquidation preference of $66.4 million.

Net Income
   As a result of the factors described above, the Company's net income decreased to $9.9 million in the three months ended September 30, 1996 from $10.0 million in the three months ended September 30, 1995. For the three months ended September 30, 1996 the Interpool Limited international container division contributed $7.6 million to net income while the domestic intermodal division contributed $2.3 million. This compares to the three months ended September 30, 1995 where the Interpool Limited international container division contributed $5.8 million to net income while the domestic intermodal division contributed $1.8 million. The 1995 results for the domestic intermodal division includes $.5 million of interest expense net of taxes on subordinated notes which were exchanged for preferred stock in September 1995.

Nine Months Ended September 30, 1996 compared to Nine Months Ended September 30, 1995

Revenues
   The Company's revenues increased to $109.1 million for the nine months ended September 30, 1996 from $92.8 million in the nine months ended September 30, 1995, an increase of $16.3 million or 18%. The increase is primarily due to increased leasing revenues generated by an expanded container and chassis fleet size. Revenues for the nine months ended September 30, 1996 were $59.1 million for the Interpool Limited international container division and $50.0 million for the domestic intermodal division. This compared to $46.2 million for the Interpool Limited international container division and $46.6 million for the domestic intermodal division for the nine months ended September 30, 1995.

Lease Operating and Administrative Expenses
   The Company's lease operating and administrative expenses decreased to $22.4 million for the nine months ended September 30, 1996 from $22.5 million in the nine months ended September 30, 1995, a decrease of $.1 million. The decrease was due to lower lease operating expenses primarily resulting from less repair expense in the chassis operations mostly offset by higher administrative costs resulting from inflation.

Depreciation and Amortization
   The Company's depreciation and amortization expenses increased to $24.1 million in the nine months ended September 30, 1996 from $20.3 million in the nine months ended September 30, 1995, an increase of $3.8 million.
The increase was due to an increased fleet size.

Gain on Sale of Leasing Equipment
   The Company's gain on sale of leasing equipment decreased to $.5 million in the nine months ended September 30, 1996 from $.7 million in the nine months ended September 30, 1995.

Interest Expense, Net
   The Company's net interest expense increased to $29.8 million in the nine months ended September 30, 1996 from $25.7 million in the nine months ended September 30, 1995, an increase of $4.1 million. The issuance of additional debt and lease financing necessary to fund capital expenditures contributed to the increased interest expense which was partially offset by the reduction of interest expense of $2.6 million due to the exchange of preferred stock for subordinated notes consummated in September 1995.

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

Provision for Income Taxes
   The Company's provision for income taxes increased to $5.5 million from $4.1 million due to higher taxable income. The effective tax rate increased to 18% in the first nine months of 1996 from 16% due to the non-recurring charge in 1996 which is not deductible for tax purposes.

Extraordinary item in 1995
   An extraordinary gain of $2.4 million, net of taxes, resulted from the consummation on September 29, 1995, of the exchange of $66.4 million of Interpool's 5 1/4% Convertible Exchangeable Subordinated Preferred Notes due 2018 (representing 98% of the then outstanding Notes) for new 5 3/4% Cumulative Convertible Preferred Stock with a liquidation preference of $66.4 million.

Net Income
   As a result of the factors described above, the Company's net income increased to $25.4 million in the nine months ended September 30, 1996 from $23.4 million in the nine months ended September 30, 1995. For the nine months ended September 30, 1996 the Interpool Limited international container division contributed $21.5 million to net income while the domestic intermodal division contributed $6.3 million excluding the non-recurring charge of $2.4 million mentioned above. This compares to the nine months ended September 30, 1995 where the Interpool Limited international container division contributed $16.5 million to income before extraordinary gain while the domestic intermodal division contributed $4.5 million. The 1995 results for the domestic intermodal division includes $1.6 million of interest expense net of taxes on subordinated notes which were exchanged for preferred stock in September 1995.

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

   The Company generated cash flow from operations of $93.0 million and $51.5 million in the first nine months of 1996 and 1995, respectively, and net cash provided (used) by financing activities was ($7.2) million and $138.3 million for the first nine months of 1996 and 1995, respectively. The Company has purchased the following amounts of equipment: $108.8 million for the nine months ended September 30, 1996 and $226.2 million for the nine months ended September 30, 1995.

   The Company has a $150.0 million revolving credit facility with a group of commercial banks; on September 30, 1996, $12.0 million was outstanding. The term of this facility extends until May 31, 1997 (unless the lender elects to renew the facility) at which time 25% of the amount then outstanding becomes due with the remaining 75% of the total facility becoming payable in equal monthly installments over a five year period. In addition, as of September 30, 1996, the Company had available lines of credit of $55.0 million under various facilities, under which $8.2 million was outstanding. Interest rates under these facilities ranged from 6.2% to 9.0%. At September 30, 1996, the Company had total debt outstanding of $571.9 million. Subsequent to September 30, 1996 the Company has continued to incur and repay debt obligations in connection with financing its equipment leasing activities.

   As of September 30, 1996, commitments for capital expenditures totaled approximately $40.0 million. The Company expects to fund such capital expenditures from the Company's operations, borrowings under its available credit facilities and additional funds raised through the sale of its debt securities in the private and/or public markets.

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

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        Subsequent to September 30, 1996, the Company announced the withdrawal of the registration statement previously filed with the Securities and Exchange Commission for a proposed initial public offering of common stock of the Company's wholly owned subsidiary, Interpool Limited.

Item 6. Exhibits and Reports on Form 8-K

 (a)    Exhibits:

        Exhibit 99: (1) Press Release 8/29/96 (2) Press Release 9/24/96 (3) Press Release 10/09/96 (4) Press Release 10/21/96

 (b)   Reports on Form 8-K:  None


SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INTERPOOL, INC.



Dated:  November 8, 1996                                 \s\Martin
Tuchman
Martin Tuchman
Chief Executive Officer



Dated:  November 8, 1996                                 \s\William
Geoghan
William Geoghan
Controller

INDEX TO EXHIBIT

Filed with Interpool, Inc.
Report on Form 10-Q for the Quarter Ended September 30, 1996


Exhibit No.

    99     1)  Press Release dated August 29, 1996
           2)  Press Release dated September 24, 1996
           3)  Press Release dated October 9, 1996
           4)  Press Release dated October 21, 1996