Form 10-K
period 1996-12-31
INTERPOOL INC
filed 1997-03-31
CIK 898777

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        Name of Each Exchange
     Title of Each Class                                 on which Registered
     -------------------                                 -------------------
COMMON STOCK, PAR VALUE $.001                          NEW YORK STOCK EXCHANGE

5 1/4% Convertible Exchangeable
Subordinated Notes Due 2018                            NEW YORK STOCK EXCHANGE

5 3/4% Cumulative Convertible
Preferred Stock                                        NEW YORK STOCK EXCHANGE


                                -----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $145,842,464 as of March 27, 1997.

         At March 27, 1997, (after giving effect to a 3-for-2 stock split effected on that date) there were 27,551,728 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 1997 are incorporated by reference into Part III of the Form 10-K.

                                INTERPOOL, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

Item                                                                                    Page
                                     PART I

 1.    Business.......................................................................    3
 2.    Properties.....................................................................   10
 3.    Legal Proceedings..............................................................   10
 4.    Submission of Matters to a Vote of Security Holders............................   10

                                  PART II

 5.    Market for the Registrant's Common Equity and Related Shareholder Matters......   10
 6.    Selected Financial Data........................................................   11
 7.    Management's Discussion and Analysis of Financial Condition and
          Results of Operations.......................................................   12
 8.    Financial Statements and Supplementary Data....................................   20
 9.    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................................   38

                                  PART III

10.    Directors and Executive Officers of the Registrant.............................   38
11.    Executive Compensation.........................................................   38
12.    Security Ownership of Certain Beneficial Owners and Management.................   38
13.    Certain Relationships and Related Transactions.................................   39

                                  PART IV

14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K................   39
       Signatures.....................................................................   43

                                     PART I

ITEM 1.  BUSINESS

        Interpool, Inc. (the "Company" or "Interpool") is one of the world's leading lessors of intermodal dry freight standard containers and is the second largest lessor of intermodal container chassis in the United States. At December 31, 1996, the Company's container fleet totalled approximately 301,000 twenty foot equivalent units ("TEUs"), the industry standard measure of dimension for containers used in international trade, and its chassis fleet totalled approximately 57,000 chassis. The Company leases its containers and chassis to over 200 customers, including nearly all of the world's 20 largest international container shipping lines.

        The efficiencies and cost savings inherent in intermodal transportation of containerized cargo have facilitated the dramatic growth of international trade. Intermodal transportation permits movement of cargo in a standard steel container by means of a combination of ship, rail and truck without unpacking and repacking of the contents during transit. The world's dry freight standard container fleet has grown from fewer than .4 million TEUs in 1970 to approximately 8.7 million TEUs by mid-1996. During the twelve month period ending in mid-1996 approximately 1.3 million TEUs were produced, of which .4 million have been estimated as replacements of older containers. Concurrently with this growth of the world's container fleet, the domestic chassis fleet has grown to accommodate the increased container traffic. Leasing companies have played a significant role in the growth of intermodal transportation, supplying approximately half of the world's container and chassis requirements.

        The Company focuses on leasing dry freight standard containers and container chassis on a long-term basis in order to achieve high utilization of its equipment and stable and predictable earnings. From 1991 through 1994, the combined utilization rate of the Company's container and chassis fleets averaged at least 90%. At the end of 1995 and 1996 the combined utilization rate of the Company's container and chassis fleets was approximately 97%. Substantially all of the Company's newly acquired equipment is leased on a long-term basis, and approximately 91% of its total equipment fleet is currently leased on this basis. The remainder of the Company's equipment is leased under short-term agreements to satisfy customers' peak or seasonal requirements, generally at higher rates than under long-term leases. The Company concentrates on standard dry cargo containers and chassis because such equipment may be more readily remarketed upon expiration of a lease than specialized equipment. In financing its equipment acquisitions, Interpool generally seeks to meet debt service requirements from the leasing revenue generated by its equipment.

        The Company conducts its container and chassis leasing business through its two subsidiaries, Interpool Limited and Trac Lease, respectively. Certain other United States equipment leasing activities are conducted through Interpool itself.

        The Company and its predecessors have been involved in the leasing of containers and chassis since 1968. The Company leases containers throughout the world, with particular emphasis on the Pacific Rim. The Company leases chassis to customers for use in the United States. The Company maintains contact with its customers through a worldwide network of offices, agents and sales representatives. The Company believes one of the key factors in its ability to compete effectively has been the long-standing relationships management has established with most of the world's large shipping lines. In addition, Interpool relies on its strong credit rating and low financing costs to maintain its competitive position.

        From time to time the Company considers possible acquisitions of complementary business and asset portfolios.

COMPANY HISTORY

        The Company is a Delaware corporation formed in February 1988. The Company is the successor to a line of container and chassis leasing businesses that traces its beginning to the 1960's.

         Interpool Limited, a container and chassis leasing business, was formed in 1968 by Warren L. Serenbetz, a director of the Company and executive consultant until January 1995, Martin Tuchman, currently Chairman of the Board, Chief Executive Officer and director of the Company, and two other individuals. In 1978, Interpool Limited was sold to Thyssen-Bornemisza, N.V. ("Thyssen"). As part of Thyssen, Interpool Limited continued to be managed by Messrs. Serenbetz and Tuchman. In 1986, Messrs. Serenbetz and Tuchman, along with Mr. Raoul J. Witteveen and two other senior executives formed and became the stockholders of Trac Lease, Inc. ("Trac Lease"). In 1988, the Company was formed by Messrs. Serenbetz, Tuchman and Witteveen and acquired Interpool Limited from Thyssen (the "Interpool Limited Acquisition"). In 1993, Trac Lease was combined with the Company such that the Company then owned 87.5% of Trac Lease (the "Trac Lease Acquisition"). In the first quarter of 1996 pursuant to an Agreement of Merger between Trac Lease and Trac Lease Merger Corp., a newly formed subsidiary (the "Trac Merger"), the Company acquired the minority interests in Trac Lease and Trac Lease became a wholly owned subsidiary.


INTERMODAL TRANSPORTATION

        The fundamental component of intermodal transportation is the container. Containers provide a secure and cost-effective method of transporting finished goods and component parts because they are generally freely interchangeable between different modes of transport, making it possible to move cargo from a point of origin to a final destination without the repeated unpacking and repacking of the goods required by traditional shipping methods. The same container may be carried successively on a ship, rail car and truck and across international borders with minimal customs formalities. Containerization is more efficient, more economical and safer in the transportation of cargo than "break bulk transport" in which the goods are unpacked and repacked at various intermediate points enroute to their final destination. By eliminating manual repacking operations when differing modes of transportation are used, containerization reduces freight and labor costs. In addition, automated handling of containers permits faster loading and unloading and more efficient utilization of transportation equipment, thereby reducing transit time. The protection provided by sealed containers also reduces damage to goods and loss and theft of goods during shipment. Containers may also be picked up, dropped off, stored and repaired at independent common user depots located throughout the world.

        The adoption of uniform standards for containers in 1968 by the International Standards Organization (the "ISO") precipitated a rapid growth of the container industry, as shipping companies recognized the advantages of containerization over traditional break bulk transportation of cargo. This growth resulted in substantial investments in containers, container ships, port facilities, chassis, specialized rail cars and handling equipment.

        Most containers are constructed of steel in accordance with recommendations of the ISO. The basic container type is the general purpose dry freight standard container (accounting for approximately 87% of the world's container fleet), which measures 20 or 40 feet long, 8 feet wide and 8 1/2 or 9 1/2 feet high. In general, 20-foot containers are used to carry heavy, dense cargo loads (such as industrial parts and certain food products) and in areas where transport facilities are less developed, while 40-foot containers are used for lighter weight finished goods (such as apparel, electronic appliances and other consumer goods) in areas with better developed transport facilities. Standards adopted by the International Convention for Safe Containers and the Institute of International Container Lessors govern the operation and maintenance of containers.

        The demand for containers is influenced primarily by the volume of international and domestic trade. In recent years, however, the rate of growth in the container industry has exceeded that of world trade as a whole due to several factors, including the existence of geographical trade imbalances, the expansion of shipping lines, and changes in manufacturing practices, such as growing reliance on "just-in-time" delivery methods and increased exports by certain technologically advanced countries of component parts for assembly in other countries and the subsequent re-importation of finished products.

        When a container vessel arrives in port, each container is loaded onto a chassis or rail car. A chassis is a rectangular, wheeled steel frame, generally 20 or 40 feet in length, built specifically for the purpose of transporting a container. Once mounted, the container and chassis are the functional equivalent of a trailer. When mounted on a chassis, the container may be trucked either to its final destination or to a railroad terminal for loading onto a rail car. Similarly, a container shipped by rail may be transferred to a chassis to travel over the road to its final destination. As the use of containers has become a predominant factor in the intermodal movement of cargo, the chassis has become a prerequisite for the domestic segment of the journey. A chassis seldom travels permanently with a single container, but instead serves as a transport vehicle for containers that are loaded or unloaded at ports or railroad terminals. Because of differing international road regulations and the lack of international standards for chassis, chassis used in the United States are seldom used in other countries.

        The Company's management believes that over the recent years, domestic railroads and trucking lines have begun actively marketing intermodal use of services for the domestic transportation of freight. In 1992, container loadings represented, for the first time, a majority of total domestic rail loadings of intermodal transportation equipment. Management further believes that this trend should serve to accelerate the growth of intermodal transportation, and hence result in increased container and chassis demand.

        As a result of the advantages of intermodal containerization and the increased globalization of the world economy, the use of containers for domestic intermodal transportation has also grown over the last few years. Greater use of containers on cargo ships led railroad and trucking companies to develop the capacity to transport containers domestically by chassis and rail car. In addition, shipping companies began soliciting domestic freight in order to mitigate the cost of moving empty containers back to the port areas for use again in international trade. The introduction in the mid-1980's of the double stack railroad car, specially designed to carry containers stacked one on top of another, accelerated the growth of domestic intermodal transportation by reducing shipping costs still further. Due to these trends, an increasing portion of domestic cargo is now being shipped by container instead of by a conventional highway trailer. The Company has acquired over 7,000 units of equipment, including domestic trailers, domestic chassis and domestic containers in order to increase its participation in the growing domestic intermodal market.


THE LEASING MARKET AND THE COMPANY'S STRATEGY

   BENEFITS OF LEASING

        Leasing companies own approximately half of the world's container fleet and half of the domestic chassis fleet, with the balance owned predominantly by shipping lines. Leasing companies have maintained this market position because container shipping lines receive both financial and operational benefits by leasing a portion of their equipment. The principal benefits to shipping lines of leasing are:

         - to provide shipping lines with an alternative source of financing in a traditionally capital-intensive industry;

         - to enable shipping lines to expand their routes and market shares at a relatively inexpensive cost without making a permanent commitment to support their new structure;

         - to enable shipping lines to benefit from leasing companies' anticipatory buying and volume purchases, thereby offering them attractive pricing and prompt delivery schedules;

         - to enable shipping lines to accommodate seasonal and/or directional trade route demand, thereby limiting their capital investment and storage costs; and

         - to enable shipping lines at all times to maintain the optimal mix of equipment types in their fleets.

        Because of these benefits, container shipping lines generally obtain a significant portion of their container fleets from leasing companies, either on short-term or long-term leases. Short-term leases provide a considerable degree of operational flexibility in allowing a customer to pick up and drop off containers at various locations worldwide at any time. However, customers pay for this flexibility in the form of substantially higher lease rates for short-term leases and drop-off charges for the privilege of returning equipment to certain locations. Most short-term leases are "master leases," under which a customer reserves the right to lease a certain number of containers as needed under a general agreement between the lessor and the lessee. Long-term leases provide the lessee with advantageous pricing structures, but usually contain an early termination provision allowing the lessee to return equipment prior to expiration of the lease only upon payment of an early termination fee. Since 1991, the Company has experienced minimal early returns under its long-term leases, primarily because of the penalties involved and because customers must immediately return all containers covered by the particular long-term lease being terminated, generally totalling several hundred units, and bear substantial costs related to their repositioning and repair. Frequently, a lessee will retain long-term leased equipment well beyond the initial lease term. In these cases, long-term leases will be renewed at the then prevailing market rate, either for additional one year periods or as part of a short-term agreement. In some cases, the customer has the right to purchase the equipment at the end of a long-term lease. The Company's long-term leases generally have five to eight year terms.

        The Company often enters into long-term "direct finance" leases. Under a direct finance lease, the customer owns the container at the expiration of the lease term. Although customers pay a higher per diem rate under a direct finance lease than under a long-term operating lease, a direct finance lease enables the Company to provide customers with access to financing on terms generally comparable to those available from financial institutions which provide this type of financing. The percentage of the Company's revenues provided by direct finance leases has increased from 11% in 1991 to 20% in 1996.

        Shipping lines generally spread their business over a number of leasing companies in order to avoid dependence on a single supplier.

        Unlike the business of container leasing, which is global in scale, the Company's chassis leasing business is almost exclusively a domestic business. Many of the customers for the Company's chassis, however, are United States subsidiaries or branches of international shipping lines.

   COMPANY STRATEGY

        The Company emphasizes long-term leases in order to minimize the impact of economic cycles on the Company's revenues and so as to achieve high utilization and stable and predictable earnings. The lower rate of turnover provided by long-term leases enables the Company to concentrate on the expansion of its asset base through the purchase and lease of new equipment, rather than on the repeated re-marketing of its existing fleet.

        The result of this strategy has been to establish the Company as one of the world's leading lessors of dry freight standard containers. The Company intends to continue its emphasis on acquiring and leasing dry freight standard containers, rather than investing significantly in special purpose equipment such as refrigerated or tank containers. Management believes that the Company currently has one of the youngest container fleets of the world's ten largest container lessors.

        Trac Lease, with a fleet of approximately 57,000 chassis, is currently the second largest chassis lessor in the United States, with the largest lessor having a fleet approximating 100,000 chassis. The Company's chassis leasing strategy includes an emphasis on long-term leasing of new or re-manufactured chassis which allows the Company to offer equipment packages to its customers at the most attractive cost to the Company.

        In order to redeploy chassis that are coming off long-term leases, the Company operates "chassis pools" for most of the major port authorities and terminal operators on the Eastern seaboard and the Gulf coast. A chassis pool is an inventory of chassis available for short-term leasing to customers of the port or terminal. The principal ports in the United States where the Company supplies chassis pools are Boston, New York, Baltimore, Norfolk, Charleston, Savannah, Jacksonville, New Orleans and Houston.

        Like most leasing companies, the Company depends on high utilization of its equipment in order to run its operations profitably. Because the Company has most of its container and chassis fleets under long-term leases, the Company believes that it has generally experienced better utilization in periods of weak demand than other leasing companies having a smaller proportion of their fleets under long-term leases. From 1991 through 1994, the annual utilization of the Company's container fleet and Trac Lease's chassis fleet has averaged at least 90%. At the end of 1995 and 1996, the combined utilization rate of the Company's container and chassis fleets was approximately 97%.

OPERATIONS

   LEASE TERMS

        Lease rentals are typically calculated on a per diem basis, regardless of the term of the lease. The Company's leases generally provide for monthly or quarterly billing and require payment by the lessee within 30 to 60 days after presentation of an invoice. Generally, the lessee is responsible for payment of all taxes and other charges arising out of use of the equipment and must carry specified amounts of insurance to cover physical damage to and loss of equipment, as well as bodily injury and property damage to third parties. In addition, the Company's leases usually require lessees to repair any damage to the containers and chassis, although in certain circumstances the Company relieves lessees of the responsibility of paying repair costs in return for higher lease payments. Lessees are also required to indemnify the Company against losses to the Company arising from accidents or similar occurrences involving the leased equipment. The Company's leases generally provide for pick-up, drop-off and other charges and set forth a list of locations where lessees may pick up or return equipment.

   EQUIPMENT TRACKING AND BILLING

        The Company uses a computer system with proprietary software for equipment tracking and billing to provide a central operating data base showing the Company's container and chassis leasing activities. The system processes information received electronically from the Company's regional offices. The system records the movement and status of each container and chassis and links that information with the complex data comprising the specific lease terms in order to generate billings to lessees. More than 10,000 movement transactions per month are routinely processed through the system, which is capable of tracking revenue on the basis of individual containers and chassis. The system also generates a wide range of management reports containing information on all aspects of the Company's leasing activities.

   SOURCES OF SUPPLY

        Because of the rising demand for containers and the availability of relatively inexpensive labor in the Pacific Rim, approximately 50% of world container production now occurs in China. Containers are also produced in other countries, such as Korea, Malaysia, Indonesia, Taiwan, and, to a lesser extent, Thailand, India and in Europe, South America and South Africa. Most chassis used in the United States are manufactured domestically due to the high cost of transportation to the United States of chassis manufactured abroad. Manufacturers of chassis frequently produce over-the-road trailers as well and can convert some production capability to chassis as needed.

        Upon completion of manufacture, new containers and chassis are inspected to insure that they conform to applicable standards of the ISO and other international self-regulatory bodies.

   MAINTENANCE, REPAIRS AND REFURBISHMENT

        Maintenance for new containers and chassis has generally been minor in nature. However, as containers and chassis age, the need for maintenance increases, and they may eventually require extensive maintenance.

        The Company's customers are generally responsible for maintenance and repairs of equipment other than normal wear and tear. When normal wear and tear to equipment is extensive, the equipment may have to be refurbished or remanufactured. Refurbishing and remanufacturing involve substantial cost, although chassis can be remanufactured for substantially less than the cost of purchasing a new chassis. Because facilities for this purpose are not available at all depots or branches, equipment requiring refurbishment or remanufacture may have to be repositioned, at additional expense, to the nearest suitable facility. Alternatively, the Company may elect to sell equipment requiring refurbishment.

   DEPOTS

        The Company operates out of approximately 60 depots throughout the world. Depots are facilities owned by third parties at which containers and other items of transportation equipment are stored, maintained and repaired.

The Company retains independent agents at these depots to handle and inspect equipment delivered to or returned by lessees, store equipment that is not leased and handle maintenance and repairs of containers and chassis. Some agents are paid a fixed monthly retainer to defray recurring operating expenses and some are guaranteed a minimum level of commission income. In addition, the Company generally reimburses its agents for incidental expenses.

   REPOSITIONING AND RELATED EXPENSES

        If lessees in large numbers return equipment to a location which has a larger supply than demand, the Company may incur expenses in repositioning the equipment to a better location. Such repositioning expenses generally range between $50 and $500 per item of equipment, depending on geographic location, distance and other factors, and may not be fully covered by the drop-off charge collected from the lessee. In connection with necessary repositioning, the Company may also incur storage costs, which generally range between $.20 and $2.50 per TEU per day. In addition, the Company bears certain operating expenses associated with its containers and chassis, such as the costs of maintenance and repairs not performed by lessees, agent fees, depot expenses for handling, inspection and storage and any insurance coverage in excess of that maintained by lessee. The Company's insurance coverage provides protection against various risks but generally excludes war-related and other political risks.

   DISPOSITION OF CONTAINERS AND CHASSIS AND RESIDUAL VALUES

        From time to time, the Company sells equipment that was previously leased. The decision whether to sell depends on the equipment's condition, remaining useful life and suitability for continued leasing or for other uses, as well as prevailing local market resale prices and an assessment of the economic benefits of repairing and continuing to lease the equipment compared to the benefits of selling. Containers are usually sold to shipping or transportation companies for continued use in the intermodal transportation industry or to secondary market buyers, such as wholesalers, depot operators, mini storage operators, construction companies and others, for use as storage sheds and similar structures. Because old chassis are more easily remanufactured than old containers, chassis are less likely to be sold than containers.

        At the time of sale, the residual value of a container or chassis will depend, among other factors, upon mechanical or economic obsolescence, as well as its physical condition. While there have been no major technological advances in the short history of containerization that have made active equipment obsolete, several changes in standards have decreased the demand for older equipment, such as the increase in the standard height of containers from 8 feet to 8 1/2 feet in the early 1970's.


MARKETING AND CUSTOMERS

        The Company leases its containers and chassis to over 200 shipping and transportation companies throughout the world, including nearly all of the world's 20 largest international container shipping lines. With a network of offices and agents covering all major ports in the United States, Europe and the Far East, the Company has been able to supply containers in nearly all locations requested by its customers. In 1996, the Company's top 25 customers represented approximately 66% of its consolidated revenues, with no single customer accounting for more than 6%.

        The customers for the Company's chassis are a large number of domestic companies, many of which are domestic subsidiaries or branches of international shipping lines to which the Company also leases containers.

        The Company maintains close relationships with a large customer base on which detailed credit records are kept. The Company's credit policy sets maximum exposure limits for various customers. Credit criteria may include, but are not limited to, customer trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, and operational history. Since 1990, the Company's losses from defaults by customers have averaged less than 1% of consolidated revenues.

        The Company seeks to reduce credit risk by maintaining insurance coverage against defaults and equipment losses. Although there can be no assurance that such coverage will be available in the future, the Company currently maintains contingent physical damage, recovery/repatriation and loss of revenue insurance which provides coverage in the event of a customer's default. The policy covers the cost of recovering the Company's containers from the customer, including repositioning costs, the cost of repairing the containers and the value of containers which cannot be located or are uneconomical to recover. It also covers a portion of the lease revenues the Company may lose as a result of the customer's default (i.e., six months of lease payments following default). The Company has the option to renew the current policy through August 1999, subject to premium adjustment.


COMPETITION

        There are many companies leasing intermodal transportation equipment with which the Company competes. Some of the Company's competitors have greater financial resources than the Company or are subsidiaries or divisions of much larger companies. Management believes that the Company is currently one of the world's largest dry cargo container leasing companies and the second largest container chassis leasing company in the United States.

        In addition, the containerized shipping industry which the Company services, competes with providers of alternative methods of transporting goods, such as by air, truck and rail. The Company believes that in most instances such alternative methods are not as cost-effective as shipping of containerized cargo.

        Because rental rates for containers and chassis are not subject to regulation by any government authority but are determined principally by the demand for and supply of equipment in each geographical area, price is one of the principal methods by which the Company competes. In times of low demand and excess supply, leasing companies tend to grant price concessions, such as free days or pick-up credits, in order to keep their equipment on lease and to avoid storage charges. The Company attempts to design lease packages tailored to the requirements of individual customers and considers its long-term relationships with customers to be important to its ability to compete effectively. The Company also competes on the basis of its ability to deliver equipment in a timely manner in accordance with customer requirements.


OTHER BUSINESS OPERATIONS

        In addition to its container and chassis leasing operations through Interpool Limited and Trac Lease, the Company also receives revenues from other activities. The Company leases approximately 500 freight rail cars to railroad companies through its Chicago based Railpool division. Microtech Leasing Corporation, a 75.5% owned subsidiary of the Company, leases microcomputers and related equipment. The Company also leases intermodal trailers which are designed to be carried on rail flatcars and pulled by tractor over the highway. The Company received, in the aggregate, approximately 11% of its consolidated revenues for the year ended December 31, 1996 from these other business operations. These operations have been consistently profitable since the Company's formation.

        In December 1996, Interpool acquired all of the limited partnership interests and substantially all of the senior securities of the Interpool Income Fund I, L.P., a Delaware limited partnership (the "Income Fund") for approximately $21.5 million. Interpool co-sponsored the offering of the securities of the Income Fund during 1992 and 1993 and managed the containers and chassis owned by the Income Fund. The Income Fund originally acquired approximately 5,700 TEU containers and approximately 1,500 chassis. As a result of this acquisition, Interpool received title to the equipment and will receive all of the revenue from the containers and chassis owned by the Income Fund, and will no longer be subject to the Income Fund's obligations to make payments of approximately 11% on its outstanding securities.


EMPLOYEES

        As of December 31, 1996 the Company had approximately 110 employees, approximately 87 of whom are based in the United States. None of the Company's employees is covered by a collective bargaining agreement. The Company believes its relations with its employees are good.

ITEM 2.  PROPERTIES

        The Company does not own any real estate. All the Company's commercial office space, aggregating approximately 27,000 square feet, is leased. The Company's executive offices are located at 211 College Road East, Princeton, New Jersey. The Company also leases office facilities in New York City, Chicago, Portland, Barbados, Aberdeen, Antwerp, Basel, Hong Kong and Singapore.


ITEM 3.  LEGAL PROCEEDINGS

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders through solicitation of proxies during the fourth quarter of fiscal 1996.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

        The Common Stock of the Company is traded on the New York Stock Exchange under the symbol "IPX". The following table sets forth for the periods indicated commencing on January 1, 1994, the high and low last reported sale prices for the Common Stock on the New York Stock Exchange. All share and per share data have been adjusted to reflect the 3-for-2 stock split effected on March 27, 1997 and have been rounded to the nearest eighth.

                                    HIGH                 LOW
                                    ----                 ---
Calendar Year 1994
   First Quarter ...........      $13 5/8               $10 5/8
   Second Quarter ..........       12 1/4                 7 5/8
   Third Quarter ...........        9 3/4                 7 7/8
   Fourth Quarter ..........       10 1/8                 8 1/2
Calendar Year 1995
   First Quarter ...........      $13 5/8               $10 5/8
   Second Quarter ..........       10 1/8                 8 7/8
   Third Quarter ...........       12 1/8                 9 1/8
   Fourth Quarter ..........       12 3/8                10 7/8
Calendar Year 1996
   First Quarter ...........      $12 1/8               $ 9 1/2
   Second Quarter ..........       13 1/4                11 1/2
   Third Quarter ...........       14 3/4                11 3/8
   Fourth Quarter ..........       16 1/8                13 1/8

         As of March 27, 1997 there were approximately 946 record holders of Common Stock. On March 27, 1997 the last reported sale price of the Common Stock on the New York Stock Exchange was $15.58 per share.

        The Company paid an annual dividend in the amount of 12 cents in January 1996 as declared in 1995.

        The Company paid a quarterly dividend in the amount of 3.33 cents per share on its Common Stock in April, July and October, 1996 and January 1997 and has announced a 12.5% increase in the annual dividend rate to $.15 cents per share representing an increase to 3.75 cents per quarter.

EQUITY FINANCING

         On January 27, 1997, Interpool Capital Trust, a Delaware statutory business trust (the "Trust"), sold an aggregate of $75 million in aggregate liquidation amount of 9 7/8% Capital Securities (the "Capital Securities") for a total sales price of $75 million in cash. Interpool owns all the common securities of the Trust. The proceeds received by the Trust from the sale of the Capital Securities were used by the Trust to acquire $75 million of 9 7/8% Junior Subordinated Debentures due February 15, 2027 of Interpool--in compliance with Rule 144A and to a limited number of other institutional "Accredited Investors" (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act of 1933).

         The Capital Securities were sold to a combination of "Qualified Institutional Buyers" (as defined in Rule 144A under the Securities Act of 1933) in compliance with Rule 144A and to a limited number of other institutional "Accredited Investors" (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act of 1933. Merrill Lynch & Co., Oppenheimer & Co., Inc. and Smith Barney Inc. acted as placement agents in connection with the sale of the Capital Securities.


ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected historical and pro forma consolidated financial data for the Company, for the periods and at the dates indicated. The historical financial data for each of the five years in the period ended December 31, 1996, and at December 31, 1996, 1995, 1994, 1993, and 1992, are derived from and qualified by reference to the historical consolidated financial statements that have been audited and reported upon by Arthur Andersen LLP, independent public accountants. This information should be read in conjunction with the historical consolidated financial statements of the Company and the notes thereto.


                                                                         (In thousands, except per share amounts)
                                                                                  YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------------------------------
                                                          1996          1995         1994          1993         1992        1992
                                                          ----          ----         ----          ----         ----        ----
                                                           (1)           (2)                                Pro Forma (3)

INCOME STATEMENT DATA:
Revenues .........................................      $147,148      $127,925      $92,272      $79,526      $74,538      $41,117
Earnings before interest and taxes ...............        81,481        70,752       46,170       35,116       31,569       20,406
Income before extraordinary gain (4) .............      $ 34,196      $ 29,545      $24,102      $20,004      $13,946      $10,115
                                                        ========      ========      =======      =======      =======      =======

Income per share before extraordinary gain (4)(5):
Primary ..........................................      $   1.21      $   1.08      $  0.93      $  0.86      $  0.77      $  0.57
                                                        ========      ========      =======      =======      =======      =======
Fully diluted ....................................      $   1.15      $   1.01      $  0.87          N/A          N/A          N/A
                                                        ========      ========      =======
Weighted average shares outstanding (5):
Primary ..........................................        26,726        26,193       25,953       23,180       18,191       17,777
Fully diluted ....................................        31,820        30,834       30,326          N/A          N/A          N/A

Cash dividends declared per  common share (5) ....      $ 0.13        $   0.12           --           --           --           --


                                                                  YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------------------------
                                               1996       1995        1994         1993        1992        1992
                                               ----       ----        ----         ----        ----        ----
                                                (1)       (2)                              Pro Forma (3)

BALANCE SHEET DATA:
Cash, short-term investments and
  marketable securities.................     $ 70,055    $ 70,661    $107,398     $124,574    $ 29,906    $ 33,585
Total assets............................      939,418     851,600     664,792      435,984     277,554     203,509
Debt and capital lease obligations......      602,704     571,102     482,323      278,397     202,737     149,846
Stockholders' equity....................      280,546     246,690     156,147      133,454      46,850      34,555


(1) The 1996 income statement data includes non-recurring expense items totaling $3,892. The Company recorded a $1,500 charge for the initial public offering expenses of Interpool Limited which was withdrawn in the fourth quarter; this charge has a $.05 net income per share effect on both primary and fully diluted basis. Also, a $2,392 charge was recorded for the accumulated dividends of the Company's subsidiary, Trac Lease, Inc. which resulted from the acquisition of the outstanding preferred stock of Trac Lease through the issuance of Interpool, Inc. preferred stock. Such charge had no impact on net income per share because unpaid dividends were included in the computation of net income per share in prior periods.

(2) The 1995 income statement data exclude the extraordinary gain of $2,422 net of taxes resulting from the exchange of $67,436 of 5 1/4% Convertible Exchangeable Subordinated Notes due 2018 for new 5 3/4% Cumulative Convertible Preferred Stock.

(3) The pro forma financial data give effect to (a) the recapitalization of Trac Lease, effected in July 1992, and (b) the acquisition of Trac Lease and the minority interest in Interpool Limited, as if these transactions had been consummated as of January 1, 1992.

(4) In connection with the initial public offering in May 1993, the Company ceased to be a Subchapter "S" corporation for federal income tax purposes and thereafter became subject to federal income taxes. The Company's financial statements for the years ended December 31, 1992 and 1993 include a pro forma provision for taxes as if the Company had been subject to federal income taxes for such periods.

(5) Restated to give effect of the three-for-two stock split effective March 27, 1997.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of the Company's historical financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this report.

      Certain of the matters discussed herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Interpool to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

GENERAL

        The Company generates revenues through leasing transportation equipment, primarily dry cargo containers and container chassis. Most of the Company's revenues are derived from payments under operating leases and income earned under finance leases, under which the lessee has the right to purchase the equipment at the end of the lease term.

        Revenue derived from an operating lease generally consists of the total lease payment from the customer. In 1996, 1995 and 1994, revenues derived from operating leases were $117.1 million (80% of revenues), $107.5 million (84% of revenues) and $82.4 million (89% of revenues), respectively.

        Revenue derived from a direct finance lease consists only of income recognized over the term of the lease using the effective interest method. The principal component of the direct finance payment is reflected as a reduction to the net investment in the direct finance lease. In 1996, 1995 and 1994, total payments from direct finance leases were $81.1 million, $48.9 million and $25.6 million, respectively. The revenue component of total lease payments totalled $30.1 million (20% of revenues), $20.4 million (16% of revenues) and $9.9 million (11% of revenues) in 1996, 1995 and 1994, respectively.

        The Company's mix of operating and direct finance leases is a function of customer preference and demand and the Company's success in meeting those customer requirements. During the initial two years of either an operating lease or a direct finance lease the contribution to the Company's earnings before interest and taxes is very similar. In subsequent periods, however, the operating lease will generally be more profitable than a direct finance lease, primarily due to the return of principal inherent in a direct finance lease. However, after the long-term portion (and any renewal) of an operating lease expires, the operating lease will have redeployment costs and related risks which are avoided under a direct finance lease.

        The Company conducts business with shipping line customers throughout the world and is thus subject to the risks of operating in disparate political and economic conditions. Offsetting this risk is the worldwide nature of the shipping business and the ability of the Company's shipping line customers to shift their operations from areas of unfavorable political and/or economic conditions to more promising areas. Substantially all of the Company's revenues are billed and paid in U.S. dollars. In addition, the Company's container purchases are paid for in U.S. dollars. The Company believes these factors substantially mitigate foreign currency rate risks.

        The Company's container leasing operations are conducted through Interpool Limited, a Barbados corporation. The Company's effective tax rate benefits substantially from the application of an income tax convention, pursuant to which the profits of Interpool Limited from container leasing operations are exempt from federal taxation in the United States. Such profits are subject to Barbados tax at rates which are significantly lower than the applicable rates in the United States. See "--United States Federal Income Tax." The Company's chassis leasing operations are conducted primarily through Trac Lease. Certain other United States equipment leasing activities are conducted through Interpool itself.

        In March, 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share" which is effective for fiscal 1997. This statement establishes accounting standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic EPS and diluted EPS for companies with complex capital structures. For 1996, on a pro forma basis basic net income per share would have been $1.24 and diluted net income per share would have been $1.16 under the new standard.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

        REVENUES. The Company's consolidated revenues increased to $147.1 million for the year ended December 31, 1996 from $127.9 million in the year ended December 31, 1995, an increase of $19.2 million or 15%. Of this increase, $16.4 million was attributable to increased container revenue resulting from an increased container fleet size which by year-end had grown by approximately 60,000 TEUs from the previous year. Chassis revenue also increased by $2.4 million with the fleet increasing to 57,000 units from the previous level of 54,000.

        Revenue from other business operations increased by $.4 million in 1996 primarily due to increased intermodal trailer leasing revenue of $.9 million and increased micro computer leasing revenue of $.2 million. Partially offsetting the increase in other business operations revenue was a reduction in rail car leasing revenue of $.4 million and decreased service fee income of $.3 million.

        LEASE OPERATING AND ADMINISTRATIVE EXPENSES. The Company's lease operating and administrative expenses increased to $30.7 million for the year ended December 31, 1996 from $30.6 million in the year ended December 31, 1995, an increase of $.1 million. The increase was the result of increased administrative expenses of

$.6 million due primarily to inflation, offset by lower lease operating expenses of $.5 million resulting primarily from lower repair costs in the chassis operations.

        DEPRECIATION AND AMORTIZATION. The Company's depreciation and amortization expenses increased to $32.0 million in the year ended December 31, 1996 from $28.0 million in the year ended December 31, 1995, an increase of $4.0 million. The increase is due to expanded operating lease fleet size.

        GAIN ON SALE OF LEASING EQUIPMENT. The Company's gain on sale of leasing equipment decreased to $.9 million in the year ended December 31, 1996 from $1.5 million in the year ended December 31, 1995.

        INTEREST EXPENSE, NET. The Company's net interest expense increased to $39.5 million in the year ended December 31, 1996 from $35.1 million in the year ended December 31, 1995, an increase of $4.4 million. The issuance of additional debt and lease financing necessary for capital expenditures resulted in additional interest expense.

        PROVISION FOR INCOME TAXES. The Company's provision for income taxes increased to $7.8 million in the year ended December 31, 1996 from $6.1 million in the year ended December 31, 1995, an increase of $1.7 million.
This increase was primarily due to higher pretax income in 1996.

        NON-RECURRING CHARGES. In 1996 the Company recorded a non-recurring charge of $2.4 million for accumulated dividends of its subsidiary, Trac Lease, Inc. which resulted from the acquisition of the outstanding preferred stock of Trac Lease, Inc. through the issuance of Interpool, Inc. preferred stock. Also, the Company incurred a charge of $1.5 million for the expenses of an initial public offering of its subsidiary, Interpool Limited, which was withdrawn in the fourth quarter of 1996.

        NET INCOME. As a result of the factors described above, the Company's net income increased to $34.2 million in the year ended December 31, 1996 from $32.0 million in the year ended December 31, 1995.


YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

        REVENUES. The Company's consolidated revenues increased to $127.9 million for the year ended December 31, 1995 from $92.3 million in the year ended December 31, 1994, an increase of $35.6 million or 39%. Of this increase, $23.9 million was attributable to increased container revenue resulting from an increased container fleet size which by year-end had grown by approximately 80,000 TEUs from the previous year. Chassis revenue also increased by $7.6 million with fleet increasing to 54,000 units from the previous level of 48,000.

        Revenue from other business operations increased by $4.1 million in 1995 primarily due to increased intermodal trailer leasing revenue of $5.2 million and increased micro computer leasing revenue of $.9 million. Partially offsetting the increase in other business operations revenue was the sale of the Containerbase division effective November 1994 and decreased service fee income of $.3 million.

        LEASE OPERATING AND ADMINISTRATIVE EXPENSES. The Company's lease operating and administrative expenses increased to $30.6 million for the year ended December 31, 1995 from $29.7 million in the year ended December 31, 1994, an increase of $.9 million. The increase was primarily attributable to higher lease operating expenses of $.8 million mostly resulting from increased maintenance and repair costs partially offset by lower storage costs due to high equipment utilization and lower lease commissions resulting from the capitalization of lease commissions. In addition, administrative expenses increased by $.1 million resulting primarily from inflation.

        DEPRECIATION AND AMORTIZATION. The Company's depreciation and amortization expenses increased to $28.0 million in the year ended December 31, 1995 from $18.0 million in the year ended December 31, 1994, an increase of $10.0 million. The increase is due to expanded operating lease fleet size and was partially offset by a change in the Company's estimate in the salvage value of chassis which reduced 1995 depreciation by $1.0 million.

        GAIN ON SALE OF LEASING EQUIPMENT. The Company's gain on sale of leasing equipment decreased to $1.5 million in the year ended December 31, 1995 from $1.6 million in the year ended December 31, 1994.

        INTEREST EXPENSE, NET. The Company's net interest expense increased to $35.1 million in the year ended December 31, 1995 from $17.6 million in the year ended December 31, 1994, an increase of $17.5 million. The issuance of additional debt and lease financing necessary for capital expenditures resulted in additional interest expense.

        PROVISION FOR INCOME TAXES. The Company's provision for income taxes increased to $6.1 million in the year ended December 31, 1995 from $4.5 million in the year ended December 31, 1994, an increase of $1.6 million.
This increase was primarily due to higher pretax income in 1995.

        INCOME BEFORE EXTRAORDINARY GAIN. As a result of the factors described above, the Company's income before extraordinary gain increased to $29.5 million in the year ended December 31, 1995 from $24.1 million in the year ended December 31, 1994, an increase of $5.4 million or 23%.

        EXTRAORDINARY GAIN. An extraordinary gain of $2.4 million, net of taxes, resulted from the exchange of $67.4 million of Interpool's 5 1/4% Convertible Exchangeable Subordinated Notes due 2018 for new 5 3/4% Cumulative Convertible Preferred Stock with a liquidation preference of $67.4 million.

        NET INCOME. As a result of the factors described above, the Company's net income increased to $32.0 million in the year ended December 31, 1995 from $24.1 million in the year ended December 31, 1994, an increase of $7.9 million or 33%.


LIQUIDITY AND CAPITAL RESOURCES

        The Company uses funds from various sources to finance the acquisition of equipment for lease to customers. The primary funding sources are cash provided by operations and borrowings, generally from banks, the issuance of capital lease obligations and the sale of the Company's debt securities. In addition, the Company generates cash from the sale of equipment being retired from the Company's fleet. In general, Interpool seeks to meet debt service requirements from the leasing revenue generated by its equipment. Since 1990, the Company has been steadily increasing its fleet of containers and adding to its portfolio of finance leases. The Company generated cash flow from operations of $123.6 million, $72.8 million and $46.8 million in 1996, 1995 and 1994, respectively. In 1996 and 1995 net cash provided by financing activities was $21.7 million and $155.4 million, the result of the proceeds from the issuance of debt in excess of debt repayment and dividends paid. In 1994 net cash provided by financing activities was $203.9 million, primarily due to the issuance of debt in excess of debt repayment. The Company has purchased equipment costing $166.6 million in 1996, $273.6 million in 1995 and $277.7 million in 1994.

        The Company has a $150.0 million revolving credit facility from a group of commercial banks; on December 31, 1996, $5.0 million was outstanding. The term of this facility extends until May 31, 1998 (unless the lenders elect to renew the facility) at which time a maximum of 10% of the amount then outstanding becomes due, with the remainder becoming payable in equal monthly installments over a five year period. In addition, the Company has operational lines of credit with banks of $55.0 million. As of December 31, 1996, $15.0 million was outstanding under these lines. At December 31, 1996, the Company had total debt outstanding of $602.7 million. Subsequent to December 31, 1996, Interpool has continued to incur and repay debt obligations in connection with financing its equipment leasing activities.

        As of December 31, 1996, commitments for capital expenditures for containers and chassis totaled approximately $48.0 million. The Company expects to fund such capital expenditures from the Company's operations and borrowings under its available credit facilities and new lease financings, as well as from additional funds raised through the issuance of debt securities in private and/or public markets.

        The Company believes that cash generated by continuing operations, together with existing short-term credit facilities, the issuance of debt securities in the appropriate markets and the portion of the proceeds remaining from recent debt security sales will be sufficient to finance the Company's working capital needs for its existing business, planned capital expenditures and expected debt repayments over the next twelve months. The Company anticipates that long-term financing will continue to be available for the purchase of equipment to expand its business in the future. In addition, from time to time Interpool explores new sources of capital both at the parent and subsidiary levels.

        The following table sets forth certain historical cash flow information for the three years ended December 31, 1996.

                                                                        (dollars in thousands)
                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                     1996         1995          1994
                                                                     ----         ----          ----
        Net cash provided by operating activities ............      $123.6       $ 72.8       $ 46.8
        Proceeds from disposition of leasing equipment .......         5.7          6.7         11.6
        Acquisition of leasing equipment .....................       (67.5)      (167.9)      (203.4)
        Investment in direct financing leases ................       (99.1)      (105.7)       (74.3)
        Net proceeds of issuance of long-term debt and capital
          lease obligations in excess of payment of long-term
          debt and capital lease obligations .................        31.6        156.2        203.9

        From time to time, the Company may enter into discussions with third parties regarding potential acquisitions or business combinations. If additional capital were to be required for any such acquisition, there can be no assurance that such additional capital would be available on terms acceptable to the Company.

         On January 27, 1997, Interpool Capital Trust, a Delaware business trust and special purpose entity (the "Trust"), issued in a private placement 75,000 shares of 9 7/8% Company-Obligated Mandatory Redeemable Capital Securities with an aggregate liquidation preference of $75 million (the "Capital Securities") for proceeds of $75 million. Costs associated with the transaction amounted to approximately $1.7 million and were borne by the Company. Interpool owns all the common securities of the Trust. The proceeds received by the Trust from the sale of the Capital Securities were used by the Trust to acquire $75 million of 9 7/8% Junior Subordinated Debentures due February 15, 2027 of the Company (the "Debentures"). The Debentures are the sole assets of the Trust. The Capital Securities represent preferred beneficial interests in the Trust's assets. Distributions on the Capital Securities are cumulative and payable at the annual rate of 9 7/8% of the liquidation amount, quarterly in arrears, commencing February 15, 1997. The Company has the option to defer payment of distributions for an extension period of up to five years if it is in compliance with the terms of the Capital Securities. Interest at 9 7/8% will accrue on such deferred distributions throughout the extension period. The Capital Securities will be subject to mandatory redemption upon repayment of the Debentures to the Trust. The redemption price decreases from 104.975% of the liquidation preference in 2007 to 100% in 2017 and thereafter. Under certain limited circumstances, the Company may, at its option, prepay the Debentures and redeem the Capital Securities prior to 2007 at a prepayment price specified in the governing instruments.

         The Company used $52.9 million of net proceeds from the sale of the Debentures to the Trust to redeem 509,964 shares of the Company's 5 3/4% Cumulative Convertible Preferred Stock (the "Preferred Stock") on March 10, 1997 at a redemption price of 103.675% of the liquidation value.

         On March 10, 1997 a total of 248,730 shares, or $24.9 million in aggregate liquidation value, of the Company's 5 3/4% Cumulative Convertible Preferred Stock (representing 32.78% of the outstanding shares of Preferred Stock) were converted into a total of 1,064,297 shares of Common Stock.

         As a result of the redemption of shares of Preferred Stock, the Company expects to record a one-time charge, currently estimated to be approximately 24 cents per share on a primary basis and 21 cents per share on a fully diluted basis, for the first quarter of 1997.

         On March 12, 1997 the Company's Board of Directors announced a three-for-two stock split, to be effective on March 27, 1997. The record date for holders entitled to receive the benefits of the stock split was March 21, 1997. No fractional shares are being issued in connection with the stock split. Instead, under the terms of the stock split, the Company will round any fractional shares to which any stockholders is entitled as a result of the stock split up to the nearest whole share.


UNITED STATES FEDERAL INCOME TAX

      Commencing with its year ended December 31, 1993, the Company has been subject to federal and state income taxes as a Subchapter "C" corporation under the Internal Revenue Code of 1986. The Company, Trac Lease, Inc. and other United States subsidiaries file a consolidated United States federal income tax return. This consolidated group is liable for federal income taxes on its worldwide income.

      PERSONAL HOLDING COMPANY ISSUES. If the Company or any of its subsidiaries were classified as a personal holding company, such corporation's undistributed personal holding company income would be subject to a federal income tax of 39.6% in addition to its regular federal income tax liability. The federal income tax laws have two requirements for classifying a company as a personal holding company. The Company and its subsidiaries currently satisfy the first requirement, the ownership of more than 50% of the value of the Company's stock by five or fewer individuals. Whether or not the Company or any of its subsidiaries satisfies the second requirement, that at least 60% of such corporation's adjusted ordinary gross income constitutes personal holding company income, will depend upon such corporation's income mix.

      Based upon current projections, management does not believe the Company's income mix will satisfy the second requirement; accordingly, the Company should not be classified as a personal holding company. Although the income mix of one or more of the Company's subsidiaries might satisfy the second requirement, causing any such corporation to be classified as a personal holding company (unless it were also a foreign personal holding company, in which case it would be subject to the foreign personal holding company rules described below), management does not believe that any subsidiary will be liable for personal holding company tax. If any of the Company's subsidiaries were deemed to be a personal holding company, management anticipates that such corporation would distribute a sufficient amount of its earnings to eliminate any undistributed personal holding company income. There can be no assurance, however, that the Company will not at some point in the future be liable for the personal holding company tax.

      Commencing in 1994, a publicly held corporation may not, subject to limited exceptions, deduct for federal income tax purposes certain compensation paid to an executive in excess of $1 million in any taxable year (the "$1 million cap"). Compensation attributable to the exercise of options granted after February 17, 1993 could be counted in determining whether the $1 million cap has been exceeded in any taxable year. Whether the $1 million cap with respect to an executive will be exceeded, and whether the Company's deductions for compensation paid in excess of the $1 million cap will be denied, will depend upon the resolution of various factual and legal issues that cannot be resolved at this time. However, the Company intends to endeavor to comply with the rules governing the $1 million cap so that it will not be subject to limitation under such rules.

      TRAC LEASE. Trac Lease has approximately $15.6 million of net operating loss carryforwards for federal income tax purposes, which may be used only to offset the income of Trac Lease and, if not utilized, will expire between 2005 and 2006. The use of substantially all these loss carryforwards is subject to a number of limitations under federal tax laws.

      INTERPOOL LIMITED. Under certain circumstances, the Company may be liable for United States federal income taxes on earnings of Interpool Limited and any other foreign subsidiaries of the Company, whether or not such earnings are distributed to the Company. This would occur if Interpool Limited realized "Subpart F income" as defined in the Code, if it were deemed to be a foreign personal holding company or a passive foreign investment company, if it were to have an increase in earnings invested in United States property or if it were considered to have "excess passive assets."

      Subpart F income includes foreign personal holding company income, such as dividends, interest and rents. Although a substantial portion of Interpool Limited's income consists of rents from container leasing activities, the Company believes that such rents are not Subpart F income because they are derived from the active conduct of a trade or business and received from unrelated persons. However, Interpool Limited has received some dividend and interest income in 1995 and 1996, which will be taxed as Subpart F income.

      If Interpool Limited were treated as a foreign personal holding company for any year, the Company would be taxed on the amount the Company would have received if Interpool Limited had distributed all its income to the Company as a dividend. One of the conditions for treating a foreign subsidiary as a foreign personal holding company is that a minimum of 60% of the foreign subsidiary's gross income must be foreign personal holding company income. Foreign personal holding company income does not include rental income that constitutes at least 50% of the subsidiary's gross income. Because the Company expects that rental income will constitute at least 50% of Interpool Limited's gross income, the Company does not anticipate that Interpool Limited will be deemed a foreign personal holding company.

      A foreign corporation such as Interpool Limited is a passive foreign investment company if 75% or more of its gross income is foreign personal holding company income or the average percentage of assets by value held by such corporation during the taxable year which produce foreign personal holding company income is at least 50%. The Company does not believe that Interpool Limited is a passive foreign investment company. If Interpool Limited were to become a passive foreign investment company, the Company would make the election to treat Interpool Limited as a qualified electing fund with the result that the Company would be taxed each year on Interpool Limited's entire earnings.

      A parent company is also subject to taxation when a foreign subsidiary increases the amount of its earnings invested in United States property during any calendar year. The Company does not expect that Interpool Limited will invest any earnings in United States property.

      The Revenue Reconciliation Act of 1993 added a new type of shareholder income inclusion where a foreign subsidiary has its post-December 31, 1993 earnings invested in "excess passive assets." Because the Company believes that more than 75% of the adjusted basis of Interpool Limited's assets will constitute assets used in the active conduct of a trade or business generating income from unrelated persons, rather than passive assets, the Company does not expect that the provisions dealing with excess passive assets will apply. The Small Business Job Protection Act of 1996 repealed the income inclusion for years after 1996.

        UNITED STATES/BARBADOS INCOME TAX CONVENTION. Interpool Limited's business is managed and controlled in Barbados; it also has a permanent establishment in the United States. Under the Tax Convention, any profits of Interpool Limited from leasing of containers used in international trade generally are taxable only in Barbados and not in the United States. For its taxable years commencing prior to January 1, 1994, Interpool Limited is entitled to the benefits of the Tax Convention for each year that more than 50% of the shares of Interpool Limited are owned, directly or indirectly, by United States citizens or residents (the "stock ownership test") and its income is not used in substantial part, directly or indirectly, to meet liabilities to persons who are not residents or citizens of the United States (the "base erosion test"). The Company believes that Interpool Limited passes both of these tests and should continue to be eligible for the benefits of the Tax Convention, but there can be no assurance as to such continued eligibility. If Interpool Limited ceased to be eligible for the benefits of the Tax Convention, a substantial portion of its income would become subject to the 35% United States federal income tax and the 30% branch profits tax.

      A protocol to the Tax Convention has been ratified by the United States and Barbados which amends the eligibility provision of the Tax Convention, making the stock ownership test easier to satisfy and the base erosion test more difficult to satisfy. The Protocol became effective on January 1, 1994 and applies to taxable years of Interpool Limited commencing on or after that date. The Company believes that Interpool Limited will continue to satisfy the base erosion test and remain eligible for the benefits of the Tax Convention after 1993.

      Neither the Tax Convention nor the protocol affords Interpool Limited any relief from the personal holding company tax or the accumulated earnings tax. To the extent that Interpool Limited has United States source income that is personal holding company income or is not needed in its business, Interpool Limited could be taxed on such income unless such income is distributed to the Company as a dividend. The Company expects that Interpool Limited would distribute any such income to the Company.


STATE AND LOCAL TAXES

      INCOME TAXES. The Company and Trac Lease are liable for state and local income taxes on their income, and Interpool Limited is liable for state and local income taxes on its earnings attributable to operations in the United States.

      SALES TAX. To date, Interpool Limited and Trac Lease generally have not paid sales taxes on their leasing revenues to the states in which they conduct business because management has believed such revenues to be exempt from state sales taxes on several grounds, including a long-standing interpretation of the Commerce Clause of the United States Constitution that would prohibit the imposition of a tax on cargo containers and chassis used primarily for transportation of goods in interstate commerce or international trade. Recently, Itel Containers International Corp. ("Itel"), a container leasing company, challenged an attempt by the State of Tennessee to collect sales tax on Itel's proceeds from the leasing of containers delivered in Tennessee. In a ruling by the United States Supreme Court in February 1993, Itel's position was rejected and the Court upheld the right of Tennessee to impose sales tax on leasing revenues from containers delivered in Tennessee. The Company cannot predict the extent to which states other than Tennessee will now attempt to collect sales tax on the Company's equipment leasing revenues based on this Supreme Court decision. Under the terms of the Company's equipment leases, the Company would be entitled to pass any such sales tax on to its lessees.


INFLATION

      Management believes that inflation has not had a material adverse effect on the Company's results of operations. In the past, the effects of inflation on administrative and operating expenses have been largely offset through economies of scale achieved through expansion of the business.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page No.
INTERPOOL, INC.

Report of Independent Public Accountants ...............................      21

Consolidated Balance Sheets--At December 31, 1996 and 1995 .............      22

Consolidated Statements of Income
     For the Years Ended December 31, 1996, 1995 and 1994 ..............      23

Consolidated Statements of Stockholders' Equity
     For the Years Ended December 31, 1996, 1995 and 1994 ..............      24

Consolidated Statements of Cash Flows
     For the Years Ended December 31, 1996, 1995 and 1994 ..............      25

Notes to Consolidated Financial Statements .............................      26

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Interpool, Inc.:


We have audited the accompanying consolidated balance sheets of Interpool, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interpool, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                               Arthur Andersen LLP




Roseland, New Jersey
February 18, 1997,
except for the matters
described in Note 13,
as to which the
date is March 27, 1997

                        INTERPOOL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                (dollars in thousands, except per share amounts)

   ASSETS                                                                              1996            1995
                                                                                    ---------       ---------
CASH AND SHORT-TERM INVESTMENTS ..............................................      $  45,333       $  40,208
MARKETABLE SECURITIES ........................................................         24,722          30,453
ACCOUNTS AND NOTES RECEIVABLE, less allowance
  of $2,506 and $2,099, respectively .........................................         28,818          25,785
NET INVESTMENT IN DIRECT FINANCING LEASES ....................................        264,955         202,576
OTHER RECEIVABLES, net including amounts from related parties of
  $13,433 and $6,398, respectively ...........................................         14,721           8,831
LEASING EQUIPMENT, at cost ...................................................        650,734         609,869
  Less - Accumulated depreciation and amortization ...........................       (109,363)        (86,249)
                                                                                    ---------       ---------
LEASING EQUIPMENT, net .......................................................        541,371         523,620
                                                                                    ---------       ---------
OTHER ASSETS .................................................................         19,498          20,127
                                                                                    ---------       ---------
   TOTAL ASSETS ..............................................................      $ 939,418       $ 851,600
                                                                                    =========       =========

   LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES, including $21,532 due
  to a related party in 1996 .................................................      $  38,338       $  18,653
INCOME TAXES:
  Current ....................................................................            978             581
  Deferred ...................................................................         14,353           9,517
                                                                                    ---------       ---------
                                                                                       15,331          10,098
                                                                                    ---------       ---------
DEFERRED INCOME ..............................................................          1,970           1,142
DEBT AND CAPITAL LEASE OBLIGATIONS, including $5,007 and
  $6,140 due to a related party, respectively:
    Due within one year ......................................................         80,831          71,104
    Due after one year .......................................................        521,873         499,998
                                                                                    ---------       ---------
                                                                                      602,704         571,102
                                                                                    ---------       ---------
MINORITY INTEREST IN EQUITY OF SUBSIDIARIES ..................................            529           3,915
STOCKHOLDERS' EQUITY:
  5 1/4% Cumulative Convertible Preferred stock, par value $.001 per share;
    1,640 shares authorized at December 31, 1996 and 324,000 shares authorized at December 31, 1995, none issued
  5 3/4% Cumulative Convertible Preferred Stock, par value $.001 per share;
    760,054 shares authorized, 758,694 outstanding, liquidation preference $75,869 at December 31, 1996 and
    676,000 shares authorized, 674,360 outstanding, liquidation
    preference $67,436 at December 31, 1995 ..................................              1               1
  Common stock, par value $.001 per share;
    100,000,000 shares authorized, 25,953,345 outstanding ....................             26              26
  Additional paid-in capital .................................................        170,172         163,251
  Retained earnings ..........................................................        109,837          83,342
  Net unrealized gain on marketable securities ...............................            510              70
                                                                                    ---------       ---------
                                                                                      280,546         246,690
                                                                                    ---------       ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................      $ 939,418       $ 851,600
                                                                                    =========       =========


          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        INTERPOOL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                (dollars in thousands, except per share amounts)

                                                             1996            1995           1994
                                                          ---------       ---------       --------
REVENUES ...........................................      $ 147,148       $ 127,925       $ 92,272

COST AND EXPENSES:
  Lease operating expenses .........................         18,361          18,857         17,979
  Administrative expenses ..........................         12,370          11,773         11,673
  Depreciation and amortization of leasing equipment         31,976          28,027         18,057
  Gain on sale of leasing equipment ................           (932)         (1,484)        (1,607)
  Interest expense .................................         42,784          39,050         21,585
  Interest income ..................................         (3,299)         (3,968)        (4,017)
  Non-recurring charges ............................          3,892              --             --
                                                          ---------       ---------       --------
                                                            105,152          92,255         63,670
                                                          ---------       ---------       --------
      Income before provision for income taxes
        and extraordinary gain .....................         41,996          35,670         28,602

PROVISION FOR INCOME TAXES .........................          7,800           6,125          4,500
                                                          ---------       ---------       --------
      Income before extraordinary gain .............         34,196          29,545         24,102
Extraordinary gain on debt retirement,
      net of applicable taxes of $1,683 ............             --           2,422             --
                                                          ---------       ---------       --------

          Net income ...............................      $  34,196       $  31,967       $ 24,102
                                                          =========       =========       ========

INCOME PER SHARE BEFORE EXTRAORDINARY GAIN
      Primary ......................................      $    1.21       $    1.08       $   0.93
                                                          =========       =========       ========
      Fully diluted ................................      $    1.15       $    1.01       $   0.87
                                                          =========       =========       ========

   Income per share on extraordinary gain:
      Primary ......................................             NA       $    0.09             NA
                                                                          =========
      Fully diluted ................................             NA       $    0.08             NA
                                                                          =========

NET INCOME PER SHARE:
    Primary ........................................      $    1.21       $    1.18       $   0.93
                                                          =========       =========       ========
    Fully Diluted ..................................      $    1.15       $    1.08       $   0.87
                                                          =========       =========       ========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING (in thousands)
     Primary .......................................         26,726          26,193         25,953
                                                          =========       =========       ========
     Fully Diluted .................................         31,820          30,834         30,326
                                                          =========       =========       ========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        INTERPOOL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                       (dollars and shares in thousands)


                                         Preferred Stock          Common Stock                                        Net Unrealized
                                         ------------------     -------------------      Additional                   Gain (Loss) on
                                                      Par                      Par        Paid-in         Retained       Marketable
                                         Shares      Value      Shares       Value        Capital         Earnings       Securities
                                         ------      -----      ------       -----        -------         --------       ----------
BALANCE, January 1, 1994 ..........         --         --       25,953        $26        $102,222        $  31,206              --

   Net income .....................         --         --           --         --              --           24,102              --
   Net unrealized loss on
     marketable securities ........         --         --           --         --              --               --          (1,409)
                                                                ------        ---        --------        ---------         -------

BALANCE, December 31, 1994 ........         --         --       25,953        $26        $102,222        $  55,308          (1,409)

   Net income .....................         --         --           --         --              --           31,967              --
   Change in net unrealized gain on
      marketable securities .......         --         --           --         --              --               --           1,479
   Exchange of debt for preferred
      stock .......................        674         1            --         --          61,029               --              --
   Cash dividends declared:
      Preferred stock .............         --         --           --         --              --             (819)             --
      Common stock ................         --         --           --         --              --           (3,114)             --
                                           ---        ---       ------        ---        --------        ---------         -------

BALANCE, December 31, 1995 ........        674        $1        25,953        $26        $163,251        $  83,342         $    70

   Net income .....................         --         --           --         --              --           34,196              --
   Change in net unrealized gain on
      marketable securities .......         --         --           --         --              --               --             440
   Trac Lease minority interest
      acquisition .................         84         --           --         --           6,892               --              --
   Exchange of debt for preferred
      stock .......................          1         --           --         --              29               --              --
   Cash dividends declared:
      Preferred stock .............         --         --           --         --              --           (4,241)             --
      Common stock ................         --         --           --         --              --           (3,460)             --
                                           ---        ---       ------        ---        --------        ---------         -------

BALANCE, DECEMBER 31, 1996 ........        759        $1        25,953        $26        $170,172        $ 109,837         $   510
                                           ===        ===       ======        ===        ========        =========         =======


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        INTERPOOL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (dollars in thousands)

                                                                                   1996               1995              1994
                                                                                 ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ............................................................        $  34,196         $  31,967         $  24,102
  Adjustments to reconcile net income to net cash
    provided by operating activities--
      Cumulative dividend on preferred stock of subsidiary (extraordinary
        gain) ...........................................................            2,392            (2,422)               --
      Depreciation and amortization .....................................           33,371            28,958            18,353
      Gain on sale of leasing equipment .................................             (932)           (1,484)           (1,607)
      Collections on net investment in direct
        financing leases ................................................           81,051            48,880            25,562
      Income recognized on direct financing leases ......................          (30,143)          (20,366)           (9,901)
      Provision for uncollectible accounts ..............................            1,031               819               854
      Changes in assets and liabilities--
        Accounts and notes receivable ...................................           (4,064)           (6,141)           (5,978)
        Other receivables ...............................................            1,144               353            (1,771)
        Other assets ....................................................             (976)           (9,656)           (5,416)
        Accounts payable and accrued expenses ...........................              533              (942)           (1,896)
        Income taxes payable ............................................            5,144             3,367             3,846
        Deferred income .................................................              828              (705)              418
        Minority interest in equity of subsidiary .......................               40               154               276
                                                                                 ---------         ---------         ---------
      Net cash provided by operating activities .........................          123,615            72,782            46,842
                                                                                 ---------         ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of leasing equipment ......................................          (67,538)         (167,885)         (203,390)
  Proceeds from dispositions of leasing equipment .......................            5,674             6,742            11,646
  Investment in direct financing leases .................................          (99,064)         (105,758)          (74,336)
  Proceeds from (purchase of) marketable securities and other
    investing activities ................................................           20,758             9,819           (20,758)
                                                                                 ---------         ---------         ---------
    Net cash used for investing activities ..............................         (140,170)         (257,082)         (286,838)
                                                                                 ---------         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt ..............................          122,123           199,365           245,678
  Payment of long-term debt and capital lease
    obligations .........................................................          (90,493)          (43,150)          (41,752)
  Dividends paid ........................................................           (9,950)             (819)               --
                                                                                 ---------         ---------         ---------
          Net cash provided by financing activities .....................           21,680           155,396           203,926
                                                                                 ---------         ---------         ---------
          Net increase (decrease) in cash and
            short-term investments ......................................            5,125           (28,904)          (36,070)
CASH AND SHORT-TERM INVESTMENTS, beginning of year ......................           40,208            69,112           105,182
                                                                                 ---------         ---------         ---------
CASH AND SHORT-TERM INVESTMENTS, end of year ............................        $  45,333         $  40,208         $  69,112
                                                                                 =========         =========         =========
  Supplemental schedule of non-cash financing activities:
    Exchange of 5 1/4% Convertible Exchangeable Subordinated Notes for
      5 3/4% Cumulative Convertible Preferred Stock .....................               --         $  67,436                --
    Acquisition of subsidiary common and preferred stock in exchange
      for Company's 5 3/4% Cumulative Convertible Preferred Stock .......        $   6,892                --                --

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        INTERPOOL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (dollars in thousands, except per share amounts)

(1)  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

The nature of operations and the significant accounting policies used by Interpool, Inc. and subsidiaries (the "Company" or "Interpool") in the preparation of the accompanying consolidated financial statements are summarized below. The Company's accounting records are maintained in United States dollars and the consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States.

NATURE OF OPERATIONS--

The Company and its subsidiaries conduct business principally in a single industry segment, the leasing of intermodal dry freight standard containers, chassis and other transportation related equipment. The Company leases its containers principally to international container shipping lines located throughout the world. The customers for the Company's chassis are a large number of domestic companies, many of which are domestic subsidiaries or branches of international shipping lines. Equipment is purchased directly or acquired through conditional sales contracts and lease agreements, many of which qualify as capital leases.

BASIS OF CONSOLIDATION--

The consolidated financial statements include the accounts of the Company and subsidiaries more than 50% owned. All significant intercompany transactions have been eliminated. Minority interest in equity of subsidiaries represents the minority stockholders' proportionate share of the equity in the income of the subsidiaries.

In connection with acquisitions in 1988 and 1993, the excess of fair value of assets acquired over the acquisition cost was allocated proportionately to certain assets to reduce the value assigned to those assets. For accounting purposes this allocation has only been recorded in the consolidation of the Company and its subsidiaries.

TRANSLATION OF FOREIGN CURRENCIES--

The Company considers the U.S. dollar its functional currency and therefore, translates foreign currency statements using an average exchange rate for revenue and expense accounts and the rate of exchange in effect at the balance sheet date for assets and liabilities. Substantially all transactions are U.S. dollar denominated.

REVENUES--

Equipment leasing revenues include revenue from operating leases and income on direct financing leases, which is recognized over the term of the lease using the effective interest method.

LEASING EQUIPMENT--

As of December 31, 1996, in excess of 97% of leased equipment are on lease to customers. The net value of equipment available for hire is not material.

Depreciation and amortization of leasing equipment (both equipment currently on-lease to customers and available for hire) are provided under the straight-line method based on the following estimated useful lives:

          Dry freight standard containers.....   12 1/2 to 15 years
          Chassis ............................   20 years
          Other ..............................   3 to 25 years

                (dollars in thousands, except per share amounts)

Effective January 1, 1995, the Company changed the salvage value on chassis from nine hundred dollars to one thousand two hundred dollars per unit. The effect of this change for the year ended December 31, 1995 was to decrease depreciation expense by $1,004.

Gains or losses resulting from the disposition of leasing equipment are recorded in the year of disposition.

The residual value of leasing equipment is estimated based on the projections for the economic value and market value of intermodal equipment as well as the Company's experience in leasing and selling similarly aged equipment. Such projected values are reviewed and updated when market and/or economic conditions change. The Company continually reviews leasing equipment and other long lived assets to evaluate whether changes have occurred that would suggest these assets may be impaired based on the estimated cash flows of the assets over the remaining amortization period. If this review indicates that the remaining estimated useful life requires revision or that the asset is not recoverable, the carrying amount of the asset is reduced to its fair value.

During 1996 the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 did not have any impact on the Company's financial statements.

MARKETABLE SECURITIES--

Management has determined that all securities are to be held for an indefinite period of time and classified as securities available-for-sale carried at market value. Unrealized holding gains and losses for available-for-sale securities are credited (charged) to a component of stockholders' equity net of related income taxes. Management determines the appropriate classifications of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date.

Premium and discount on securities are included in interest income over the period from acquisition to maturity using the level-yield method. The specific identification method is used to record gains and losses on security transactions.

Sales of available-for-sale securities for the twelve months ended December 31, 1996 and 1995 resulted in proceeds of $2,852 and $2,605, gross gains of $583 and $408, and gross losses of $135 and $101. There were no transfers of available-for-sale securities to another category. No net unrealized holding gains or losses have been included in income for the periods ended December 31, 1996 and 1995.

For the twelve months ended December 31, 1996 and 1995 the change in gross unrealized gain on available-for-sale securities was $474 and $1,986 with a corresponding tax reduction of $(34) and $(507) resulting in a cumulative net unrealized holding gain of $510 and $70.

The amortized cost and estimated fair value of securities as of December 31, 1996 are as follows:

                                                            Gross
                                                          Unrealized
                                     Amortized       Holding       Holding         Estimated
                                        Cost          Gains         Losses         Fair Value
                                        ----          -----         ------         ----------
Available-for-sale
          U.S. Treasury .......        $14,945        $  14         $     (2)        $14,957
          Other Debt Securities          2,385           --              (64)          2,321
          Equity Securities ...          6,577          867               --           7,444
                                       -------        -----         --------         -------
                                       $23,907        $ 881         $    (66)        $24,722
                                       =======        =====         ========         =======

The amortized cost and estimated fair value of U.S. Treasury and other debt securities, by contractual maturity, are shown below:

              (dollars in thousands, except in per share amounts)

                                                      Amortized      Estimated
                                                         Cost        Fair Value
                                                         ----        ----------
          Due in one year ........................     $15,622        $15,588
          Due after one year through five years...       1,561          1,530
          Due after five years ...................         147            160

FAIR VALUE OF FINANCIAL INSTRUMENTS--

The carrying amount of cash and short-term investments, trade receivables and payables, accrued interest receivable and payable and the current portion of long-term debt approximate fair value. There are no quoted market prices for the Company's direct finance lease receivables, long-term debt, and interest rate swap contracts, and a reasonable estimate could not be made without incurring excessive costs.

CONCENTRATION OF CREDIT RISK--

The Company extends credit to its customers after extensive credit evaluation. At December 31, 1996 approximately 36% of accounts receivable and notes receivable and 84% of the net investment in direct financing leases were from customers outside of the United States, with no significant concentration in any one country. At December 31, 1995, approximately 31% of accounts receivable and notes receivable and 82% of the net investment in direct financing leases were from customers outside of the United States, with no significant concentration in any one country.

In 1996, 1995 and 1994 the Company's top 25 customers represented approximately 66%, 67% and 66%, respectively, of its consolidated revenues, with no single customer accounting for more than 6%.

NET INCOME PER SHARE--

Primary net income per share is computed by deducting preferred dividends (and in 1996, adding $2,392 of non-recurring charge for cumulative dividends described in Note 8) from net income to arrive at income attributable to common stockholders. This amount is then divided by the weighted average number of shares outstanding during the period adjusted for the dilutive effect of stock options. Shares issuable upon the conversion of the 5 3/4% Cumulative Convertible Preferred Stock and the 5 1/4% Convertible Exchangeable Subordinated Notes have been added to the weighted shares outstanding and interest expense net of tax effect on the notes has been added to net income in the fully diluted earnings per share computation. Per share amounts and common shares outstanding have been restated to give effect to the three-for-two stock split effected March 27, 1997 described in Note 13.

USE OF ESTIMATES--

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



(2)  INCOME TAXES:

Significant components of deferred tax assets and liabilities as of December 31, 1996 and 1995 were as follows:

                (dollars in thousands, except per share amounts)

                                                           1996           1995
                                                          -------        -------
          Deferred tax assets--
            Loss carryforwards ......................     $10,783        $10,530
            Finance leases receivable ...............       2,615          1,237
            Other, primarily operating reserves .....       2,895          2,819
                                                          -------        -------
                    Total deferred tax assets .......      16,293         14,586

          Deferred tax liabilities--
            Operating property, net .................      28,404         22,659
            Other ...................................       2,242          1,444
                                                          -------        -------
                    Total deferred tax liabilities...      30,646         24,103
                                                          -------        -------
                    Net deferred tax liability ......     $14,353        $ 9,517
                                                          =======        =======

One of the Company's subsidiaries has tax net operating loss carryforwards
(NOLs) for Federal income tax purposes totalling approximately $15.6 million which may be used only to offset that subsidiary's income. These NOLs, if not utilized, will expire between 2005 and 2006.

A significant subsidiary of the Company is a Barbados corporation. Under the terms of a protocol between the United States and Barbados, the subsidiary's leasing income is fully taxable by Barbados, but exempt from U.S. Federal taxation. For the years 1991 through 1996, the Barbados tax rate was a maximum of 2 1/2% of income earned in Barbados. No significant differences exist between the subsidiary's book and taxable income for Barbados tax purposes. No deferred U.S. Federal income taxes have been provided on the unremitted earnings of the subsidiary since it is the Company's intention to indefinitely reinvest such earnings. At December 31, 1996 unremitted earnings of this subsidiary were approximately $94,000. The deferred U.S. Federal Income taxes related to the unremitted earnings of this subsidiary would be approximately $31,000, assuming these earnings are taxable at the U.S. statutory rate, net of foreign tax credits.

A reconciliation of the U. S. statutory tax rate to the actual tax rate follows:

                                                                            1996            1995            1994
                                                                           ------          ------          ------
          U. S. statutory rate .......................................       35.0%           35.0%           35.0%
          Difference due to operation of subsidiary
            in Barbados ..............................................      (24.3)          (22.3)          (22.3)
          Federal taxes on foreign income ............................        3.1             2.9             5.0
          State taxes ................................................        2.4             3.1             1.7
          Other foreign taxes ........................................         --              --             0.5
          Reversal of tax reserves ...................................         --            (1.6)           (4.4)
          Cumulative dividends on Trac Lease, Inc. preferred stock....        2.0              --              --
          Other ......................................................        0.4             0.1             0.2
                                                                           ------          ------          ------
               Actual tax rate .......................................       18.6%           17.2%           15.7%
                                                                           ======          ======          ======

The 1995 and 1994 tax provision reflects the reversal of certain tax reserves that are no longer deemed necessary.


The provision for income taxes reflected in the accompanying consolidated statements of income is as follows:


                                  1996                 1995                 1994
                                 ------               ------               ------
          U. S ..............    $7,210               $5,607               $4,023

                (dollars in thousands, except per share amounts)

          Other .............       590                  518                  477
                                 ------               ------               ------
                                 $7,800               $6,125               $4,500
                                 ======               ======               ======
          Current............    $2,950               $2,874               $  981
          Deferred...........     4,850                3,251                3,519
                                 ------               ------               ------
                                 $7,800               $6,125               $4,500
                                 ======               ======               ======

For further information regarding the Company's tax structure reference is made to Item 7 of this Form 10-K.


(3)  LEASING ACTIVITIES:

AS LESSEE--

The net book value of assets acquired through capital leases was $159,259 at December 31, 1996. The aggregate capital lease obligations, secured by equipment, with installments payable in varying amounts through 2007, were $180,836 at December 31, 1996.

As of December 31, 1996, the annual maturities of capital leases and related interest were as follows:

                                     Payment        Interest        Principal
                                     -------        --------        ---------
          1997 .............        $ 32,708        $ 12,190        $ 20,518
          1998 .............          33,341          10,575          22,766
          1999 .............          26,565           8,981          17,584
          2000 .............          27,249           7,648          19,601
          2001 .............          24,832           6,257          18,575
          Thereafter........          97,497          15,705          81,792
                                    --------        --------        --------
                                    $242,192        $ 61,356        $180,836
                                    ========        ========        ========

The Company leases office space and certain leasing equipment under operating leases expiring at various dates through 2001. Rental expense under operating leases aggregated $3,838, $3,753, and $3,766 for the periods ended December 31, 1996, 1995 and 1994, respectively.

As of December 31, 1996, the aggregate minimum rental commitment under operating leases having initial or remaining noncancellable lease terms in excess of one year was as follows:

          1997 ...............................                  $2,449
          1998 ...............................                   1,607
          1999 ...............................                   1,476
          2000 ...............................                     891
          2001 ...............................                      77
                                                                ------
                                                                $6,500
                                                                ======

AS LESSOR--

The Company has entered into various leases of equipment that qualify as direct financing leases. At the inception of a direct finance lease, the Company records a net investment based on the gross investment (representing the total future minimum lease payments plus unguaranteed residual value), net of unearned lease income. The unguaranteed residual value is generally equal to the purchase option of the lessee, which in the case of the Company's lease contracts is insignificant. Unearned income represents the excess of gross investment over equipment cost. Receivables under these direct financing leases, net of unearned income, are collectible through 2006 as follows:

                (dollars in thousands, except per share amounts)

                                                December 31, 1996
                                      ------------------------------------------
                                                     Unearned
                                     Total Lease       Lease          Net Lease
                                     Receivables       Income        Receivables
                                     -----------       ------        -----------
             1997..............       $ 88,166        $ 27,370        $ 60,796
             1998..............         78,850          20,799          58,051
             1999..............         66,418          14,195          52,223
             2000..............         49,387           8,713          40,674
             2001..............         30,774           4,656          26,118
            Thereafter.........         30,854           3,761          27,093
                                      --------        --------        --------
                                      $344,449        $ 79,494        $264,955
                                      ========        ========        ========


As of December 31, 1996, the Company also had noncancellable operating leases, under which it will receive future minimum rental payments as follows:

          1997 ..............................                  $37,842
          1998 ..............................                   19,432
          1999 ..............................                   10,906
          2000 ..............................                    4,186
          2001 ..............................                    1,434
                                                               -------
                                                               $73,800
                                                               =======

Effective January 1, 1995 the Company began capitalizing lease commissions and amortizing this cost over the average life of the related lease contract. At December 31, 1996 and 1995, $2,199 and $1,432 of these commissions were included in other assets.

(4)  DEBT:

Debt consists of notes and loans secured by leasing equipment, with installments payable in varying amounts through 2003, with effective interest rates of approximately 5.8% to 9.0% and a weighted average rate of 7.18% in 1996. The principal amount of debt payable under fixed rate contracts is $311,684. Remaining debt is payable under floating rate arrangements. Approximately $80,000 of floating rate debt has been converted to fixed rate debt through the use of interest rate swaps as described below. The agreements contain certain covenants which, among other things, provide for the maintenance of specified levels of tangible net worth (as defined) and a maximum debt to net worth ratio. At December 31, 1996, under covenants in the Company's loan agreement approximately $67,500 of retained earnings were available for dividends. The Company was in compliance with its debt covenants at December 31, 1996.

As of December 31, 1996, the annual maturities of notes and loans, net of interest thereon were as follows:

          1997 ...............................                $ 60,313
          1998 ...............................                  70,020
          1999 ...............................                  74,782
          2000 ...............................                  72,710
          2001 ...............................                  81,863
          Thereafter .........................                  62,180
                                                              --------
                                                              $421,868
                                                              ========

The Company has a $150,000 credit facility from a group of commercial banks; on December 31, 1996, $5,000 was outstanding. The term of this facility extends until May 31, 1998 (unless the lenders elect to renew the facility) at which time a maximum of 10% of the amount then outstanding becomes due, with the remainder becoming payable in equal monthly installments over a five year period. In addition, the Company has operational lines of credit with banks of $55,000. As of December 31, 1996, $14,974 was outstanding under these lines and is reflected above as due in 1997.

                (dollar in thousands, except per share amounts)

In 1996 the Company entered into a five year interest rate swap contract with a notional amount of $80,000 to convert variable rate debt into fixed rate debt. The maturity of this contract coincides with the maturity of the underlying debt instruments hedged. In 1995 the Company entered into and closed out an interest rate swap contract with a notional amount of $82,021 which was designated as a hedge to protect against increases in interest rates for debt instruments which were secured in 1995. The close out value of the swap is being amortized as a yield adjustment over the remaining period to maturity of the debt instruments hedged.

Interest rate swap contracts are intended to be an integral part of borrowing transactions and, therefore are not recognized at fair value. Interest differentials paid or received under these contracts are recognized as yield adjustments to the effective yield of the underlying debt instruments hedged. Interest rate swap contracts would only be recognized at fair value if the hedged relationship is terminated. Gains or losses accumulated prior to termination of the relationship would be amortized as a yield adjustment over the shorter of the remaining life of the contract, or the remaining period to maturity of the underlying debt instrument hedged. If the contract remained outstanding after termination of the hedged relationship, subsequent changes in market value of the contract would be recognized in earnings. The Company does not use leveraged swaps and does not use leverage in any of its investment activities that would put principal capital at risk.

(5)  EXCHANGE OF DEBT

During 1995 the Company consummated the exchange of $67,436 principal amount of 5 1/4% Convertible Exchangeable Subordinated Notes for 5 3/4% Cumulative Convertible Preferred Stock with a $67,436 liquidation preference. The preferred stock was convertible into shares of the Company's common stock at a conversion price of $23.37 per share (or effectively 4.279 shares of common stock for one share of preferred stock) and was redeemable, in whole or in part, at the option of the Company at any time after December 15, 1996 at a redemption price of 103.675% of liquidation preference in 1996 declining to 100% in 2003 and thereafter. See Note 13 for redemption and conversion of the preferred stock in 1997.

As a result of the exchange, the Company recognized an extraordinary gain of $2,422, net of applicable taxes of $1,683, representing the difference between the face value of the 5 1/4% Notes, less related deferred financing costs and expenses related to the exchange and the fair market value of the 5 3/4% preferred stock.

(6)  OTHER CONTINGENCIES AND COMMITMENTS:

At December 31, 1996, the Company has outstanding purchase commitments for equipment of approximately $48,000.

Under certain of the Company's leasing agreements, the Company as lessee may be obligated to indemnify the lessor for loss, recapture or disallowance of certain tax benefits arising from the lessor's ownership of the equipment.

The Company has entered into employment agreements with certain key officers and employees which provide for minimum salary, bonus arrangements and benefits for periods up to seven years.

The Company has a number of claims pending against it, has filed claims against others and has been named as a defendant in a number of lawsuits incidental to its business. The Company believes that such proceedings will not have a material effect on its consolidated financial statements.


(7)  CASH FLOW INFORMATION:

For purposes of the consolidated statements of cash flows, the Company includes all highly liquid short-term investments with an original maturity of three months or less in cash and short-term investments.

For the periods ended December 31, 1996, 1995 and 1994, cash paid for interest was approximately $41,998, $39,646 and $21,864, respectively. Cash paid for income taxes was approximately $2,177, $2,514 and $1,296,

                (dollars in thousands, except per share amounts)

respectively. The Company has entered into employment agreements with certain key officers and employees which provide for minimum salaries, bonus arrangements and benefits for periods up to ten years.

(8)  RELATED PARTY TRANSACTIONS:

The Company leases approximately 16,000 square feet of commercial space for its executive offices in Princeton, New Jersey from 211 College Road Associates, a New Jersey general partnership. Martin Tuchman, the Company's Chief Executive Officer, holds a direct or indirect equity interest of 28.85% and Radcliff Group, Inc., a related party, holds a direct or indirect equity interest of 28.15% in 211 College Road Associates. The annual base rental for this property is approximately $309 under a net lease expiring in 2001, subject to renewal. In the opinion of the Company's management, rent being paid under this lease does not exceed rent that the Company would have paid in an arms'-length transaction with an unrelated third party.

The Company had a consultation agreement with Radcliff Group, Inc. pursuant to which Radcliff designated Warren L. Serenbetz, a stockholder and director, as an executive consultant. Under the terms of the agreement compensation continues through December 31, 2002. Compensation under this agreement was $492, $492 and $551 in 1996, 1995 and 1994, respectively.

On August 10, 1992, The Ivy Group, a related party, borrowed $7,100 from the Company, evidenced by a promissory note due in July 1997. In connection with this promissory note, The Ivy Group executed a Chattel Mortgage, Security Agreement and Assignment under which the Company, as secured party, was granted a security interest in 4,364 chassis owned by The Ivy Group and was granted an assignment of all rights to receive rental payments and proceeds related to the lease and sublease of such chassis. On November 12, 1993, the Company pledged the 4,364 chassis owned by The Ivy Group as security for an additional Company borrowing of $4,800 bearing interest at LIBOR plus 1.25%. In consideration of The Ivy Group's consent to the foregoing, the interest rate on the outstanding balance of its promissory note to the Company was reduced to match the Company's borrowing rate.

On February 28, 1996, the Board of Directors approved a loan to The Ivy Group of an additional $7,035 from the Company by increasing its outstanding balance under the Ivy Loan from $6,398 to $13,433, reflecting the current estimated loan value of the Ivy Collateral. Under the terms of the amended Ivy Loan, the entire new balance bears interest at LIBOR plus 1.75% repayable over a five year term on an interest only basis, subject to maintenance of fixed loan-to-collateral value ratios. The Company was also granted the right to continue to utilize the Ivy Collateral to secure additional Company financings.

The Ivy Group, in which Mr. Tuchman, Radcliff Group, Inc. and Mr. Witteveen hold interests, has invested in chassis which it has leased to Trac Lease. In 1986, The Ivy Group became a New Jersey general partnership and Mr. Witteveen and two senior executive officers of Trac Lease became partners. Radcliff Group, Inc. and Mr. Tuchman share equally in the net income of The Ivy Group derived from the lease of 1,184 chassis to Trac Lease (Contributed Chassis). In addition, each of Radcliff Group and Mr. Tuchman receives 28.5% of the net income of The Ivy Group, other than that derived from the Contributed Chassis. Mr. Witteveen receives 14.3% of the net income of The Ivy Group, other than that derived from the Contributed Chassis. In 1994, 1995 and 1996, 32%, 32% and 17.5%, respectively of the aggregate net income of The Ivy Group was derived from the Contributed Chassis and 68%, 68% and 82.5%, respectively was derived from other activities. The terms of all agreements between Trac Lease and The Ivy Group, including rental rates, are fixed and, in the opinion of the Company's management, are comparable to terms that Trac Lease would have obtained in arms'-length transactions with unrelated third parties. Trac Lease has been advised by the principals of The Ivy Group that the personal tax consequences to such principals would make it inadvisable to terminate the transactions entered into except with respect to any extensions of the lease agreements. The Ivy Group has entered into an agreement with the Company pursuant to which it has agreed not to engage in any business activities that are competitive with the business activities of the Company or its subsidiaries (including Trac Lease).

On August 15, 1992, Eurochassis L.P., a New Jersey limited partnership in which Raoul J. Witteveen is one of the limited partners and the general partner, entered into a master equipment lease agreement, as lessor, with Trac

                (dollars in thousands, except per share amounts)


Lease, as lessee, pursuant to which Eurochassis L.P. leases 100 chassis to Trac Lease for an annual lease payment of $91. The annual lease term renews automatically unless canceled by either party prior to the first day of the renewal period. The terms of such master equipment lease agreement, in the opinion of Trac Lease's management, are comparable to terms that Trac Lease would have obtained in an arms'-length transaction with an unrelated third party.

On December 30, 1986, Princeton Intermodal Equipment Trust I, a New Jersey trust (Princeton Intermodal), as lessor, and Trac Lease, as lessee, entered into a lease agreement pursuant to which Trac Lease leases 618 chassis from Princeton Intermodal at a fixed rate of $2.00 per day for an 11-year term. Martin Tuchman and Warren L. Serenbetz, directly and indirectly, are among the beneficiaries of Princeton Intermodal, of which an unaffiliated party is the trustee. The Ivy Group, Mr. Tuchman and Warren L. Serenbetz hold 3.2%, 32.1% and 12.9% interests, respectively, in Princeton Intermodal. The terms of the lease agreement between Princeton Intermodal and Trac Lease, in the opinion of Trac Lease's management, are comparable to terms that Trac Lease would have obtained in an arms'-length transaction with an unrelated third party. The Ivy Group entered into a guarantee of all rental payments due from Trac Lease to Princeton Intermodal under such lease agreement, which guarantee continues for the length of the lease term.

Since leasing the Contributed Chassis to Trac Lease in 1986, The Ivy Group, as lessor, has entered into a series of other lease agreements with Trac Lease. Currently, pursuant to such lease agreements, Trac Lease leases from The Ivy Group an aggregate 7,411 chassis for aggregate annual lease payments of approximately $3,900. Such leases either renew automatically unless canceled by either party prior to the first day of the renewal period or expire on various dates in 1997 or 2000. In August 1990, The Ivy Group pledged approximately 1,400 of the aforementioned chassis to a financial institution in order to secure a loan in the amount of $6,500, of which $4,366 was outstanding as of December 31, 1996. Approximately $2,500 of the loan was used by The Ivy Group to purchase 50% of the preferred stock of Trac Lease, with the remainder used to purchase equipment. In the event of a default by The Ivy Group under such loan, Trac Lease has agreed to purchase such chassis from the lender at a price equal to the principal balance of the loan then outstanding. The Trac Lease preferred stock held by The Ivy Group had cumulative dividends which have not been declared in the amount of $2,315 at December 31, 1995.

On March 15, 1996, pursuant to the terms of an Agreement of Merger between Trac Lease and Trac Lease Merger Corp., a newly formed subsidiary (the "Trac Merger"), the Company issued an aggregate of 24,390 shares of its 5 3/4% Cumulative Convertible Preferred Stock ("Interpool Preferred Stock") with a value of $2,000 to Thomas P. Birnie and Graham Owen, both officers of Trac, and Messrs. Birnie and Owen surrendered an aggregate of 25,000 shares of common stock representing 12 1/2% of the outstanding common stock of Trac. Following the Trac Merger, Interpool, Inc. holds 100% of the outstanding shares of common stock of Trac.

Pursuant to the terms of the Trac Merger, the Company also issued 59,664 shares of its Interpool Preferred Stock with a value of $4,892 to The Ivy Group and The Ivy Group surrendered 2,500 shares of Trac Preferred Stock having a stated value of $2,500 plus accrued, cumulative dividends of $2,392. Following the Trac Merger, no shares of Trac Lease Preferred Stock were outstanding. The Trac Merger was accounted for under the purchase method of accounting. The cumulative dividends on the Trac Preferred Stock were charged to expense in the first quarter of 1996 as a non-recurring charge. Such charge had no impact on net income per share in the first quarter because unpaid dividends on the Trac Preferred Stock were included in the computation of net income per share in prior periods.

     In December 1996, Interpool acquired all of the limited partnership interest and substantially all of the senior securities of the Interpool Income Fund I, L.P., (the "Income Fund") a Delaware limited partnership for $21,532. This amount is included in accounts payable and accrued expense at December 31, 1996. Interpool co-sponsored the offering of the securities of the Income fund during 1992 and 1993 and managed the containers and chassis owned by the Income Fund. Fees for managing the equipment on behalf of the Income Fund were not material. The Income Fund originally acquired approximately 5,700 TEU containers and approximately 1,500 chassis. As a result of this acquisition, Interpool received title to the equipment and will receive all of the revenue from the containers and chassis owned by the Income Fund, and will no longer be subject to the Income Funds's obligations to make payments of approximately
11% on its outstanding securities.

The effect of the above related party transactions included in the accompanying statement of income are as follows:

                  (dollars in thousands, except per share amounts)

                                          1996          1995          1994
                                          ----          ----          ----
          Revenue ..................     $  851        $  450        $  494
                                         ======        ======        ======
          Lease operating expense...     $2,573        $2,573        $2,573
                                         ======        ======        ======
          Administrative expense....     $  838        $  785        $  817
                                         ======        ======        ======
          Interest expense .........     $  691        $  801        $  900
                                         ======        ======        ======
          Non-recurring charge .....     $2,392        $   --        $   --
                                         ======        ======        ======

(9)  RETIREMENT PLANS:

Certain subsidiaries have defined contribution plans covering substantially all full-time employees. No contributions were made by the Company or its subsidiaries to these plans during the years ended December 31, 1996, 1995, and 1994.

(10)  SEGMENT AND GEOGRAPHIC DATA:

The Company is engaged in one line of business, the leasing of intermodal dry freight standard containers and intermodal container chassis. The Company's shipping line customers utilize international containers in world trade over many varied and changing trade routes. In addition, most large shipping lines have many offices in various countries involved in container operations. The Company's revenue from international containers is earned while the containers are used in service carrying cargo around the world, while certain other equipment is utilized in the United States. Accordingly, the information about the business of the Company by geographic area is derived from either international sources or from United States sources. Such presentation is consistent with industry practice. Information about the business of the Company by geographic area is presented in the table below:

                                          1996            1995            1994
                                        --------        --------        --------
          Revenues--
            United States (a) ..        $ 70,981        $ 67,345        $ 51,681
            International ......          76,167          60,580          40,591
                                        --------        --------        --------
                                        $147,148         127,925          92,272
          Income before taxes--
            United States ......        $ 10,481          11,495           9,050
            International ......          31,515          24,175          19,552
                                        --------        --------        --------
                                          41,996          35,670          28,602
          Capital expenditures--
            United States ......          59,061          93,355         113,671
            International ......         107,531         180,288         164,055
                                        --------        --------        --------
                                         166,592         273,643         277,726
          Depreciation--
            United States ......          14,689          14,207           9,792
            International ......          17,287          13,820           8,265
                                        --------        --------        --------
                                          31,976          28,027          18,057
          Assets--
            United States ......         427,365         371,191         325,221
            International ......         512,053         480,409         339,571
                                        --------        --------        --------
                                        $939,418        $851,600        $664,792
                                        ========        ========        ========

(a) Includes revenues from related parties of $851, $450 and $494 in 1996, 1995 and 1994, respectively.

(11)  CAPITAL STOCK:

              (dollars in thousands, except per share amounts)

The Company's 1993 Stock Option Plan for Executive Officers and Directors (the "Stock Option Plan") was adopted by the Company's Board of Directors and approved by the stockholders in March 1993.

A total of 6 million shares of common stock have been reserved for issuance under the Stock Option Plan. Options may be granted under the Stock Option Plan to executive officers and directors of the Company or a subsidiary (including any executive consultant of the Company and its subsidiaries), whether or not they are employees. During 1994, 2,445,000 options were granted under the Stock Option Plan at an exercise price of $9.33 a share (the fair value of the Company's common stock on the dates of the grants). No options were granted in 1995. During 1996, options to purchase 465,000 shares were granted under the Stock Option Plan at an exercise price of $11.08 a share (the fair value of the Company's common stock on the dates of the grants). These options vest six months from date of grant and expire ten years from date of grant. To date, none of the options have been exercised.

The Company's Nonqualified Stock Option Plan for Nonemployee, Nonconsultant Directors (the "Directors' Plan") was adopted by the Board of Directors and approved by the stockholders in March 1993. Under the Directors' Plan a non qualified stock option to purchase 15,000 shares of common stock is automatically granted to each nonemployee, nonconsultant director of the Company, in a single grant at the time the director first joins the Board of Directors. The Directors' Plan authorizes grants of options up to an aggregate of 150,000 shares of common stock. The exercise price per share is the fair market value of the Company's common stock on the date on which the option is granted (the "Grant Date"). The options granted pursuant to the Directors' Plan may be exercised at the rate of 1/3 of the shares on the first anniversary of the director's Grant Date and 1/3 of the shares on the second anniversary of the director's Grant Date and 1/3 of the shares on the third anniversary of the director's Grant Date, subject to certain holding periods required under rules of the Securities and Exchange Commission. Options granted pursuant to the Directors' Plan expire ten years from their Grant Date. Pursuant to the Director's Plan, in March 1993 options to purchase 15,000 shares of common stock at the public offering price of $9.33 a share were granted to each of three Directors of the Company.

The Directors' Plan is administered by the Stock Option Committee of the Board of Directors. Pursuant to the Directors' Plan, in June 1994 an option to purchase 15,000 shares of common stock at $7.67 a share was granted to Peter
D. Halstead upon his appointment to the Board. In April 1996, an option to purchase 15,000 shares of common stock at $12.17 a share was granted to Joseph
J. Whalen upon his appointment to the Board. To date, none of the options have been exercised.

In connection with the issuance of the 5 3/4% Cumulative Convertible Preferred Stock and the 5 1/4% Convertible Exchangeable Subordinated Notes, (Note 5) approximately 2.9 million shares of Common stock were reserved for issuance at December 31, 1996. See Note 13 for redemption and conversion of Preferred Stock.

Common stock dividends declared and unpaid at December 31, 1996 amounted to $865, and are included in accounts payable and accrued expenses.

Effective January 1, 1996, the Company adopted the provisions of Statement No. 123, Accounting for Stock-Based Compensation. As permitted by the Statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. To date, all options were granted with exercise price equal to the fair market price of the Company's Stock at Grant Date, accordingly, no compensation expense has been recognized. Options issued with an exercise price below the fair value of the Company's common stock on the date of grant will be accounted for as compensatory options. The difference between the exercise price and the fair value of the Company's common stock will be charged to expense over the shorter of the vesting or service period. Options issued at fair value are non-compensatory. Had the fair value method of accounting been applied to the Company's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, net income would have been reduced by $1,473 or $.06 per share primary and $.05 per share fully diluted. This pro forma impact only takes into account options granted since January 1, 1995. The average fair value of options granted during 1996 was $5.28. The fair value was estimated using the Black-Scholes option pricing model based on the market price at grant date of

                (dollars in thousands, except per share amounts)

$11.08 and the following weighted average assumptions: risk-free interest rate of 6.22%, expected life of 10 years, volatility of 31% and dividend yield of 1.2%.

In 1996 there was a non-recurring charge of $1,500 for the initial public offering expense of Interpool Limited, which was withdrawn in the fourth quarter.

(12) 1996 QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                  1st                2nd               3rd                4th
                                                                  ---                ---               ---                ---
          Revenues .................................        $   35,179           $   36,431        $   37,482        $   38,056
          Net income ...............................        $    8,448(1)        $    9,471        $    9,886        $   10,283(2)
          Primary net income per share .............        $     0.28           $     0.32        $     0.33        $     0.34(2)
          Fully diluted net income per share .......        $     0.27           $     0.30        $     0.31        $     0.32(2)

     1995 QUARTERLY FINANCIAL DATA (UNAUDITED):


          Revenues .................................        $   27,695           $   31,484        $   33,582        $   35,164
          Net income ...............................        $    6,421           $    6,975        $    7,584        $    8,565
          Primary net income per share .............        $     0.25           $     0.27        $     0.29        $     0.29
          Fully diluted net income per share .......        $     0.23           $     0.25        $     0.26        $     0.28


(1) Excludes a $2,392 non-cash and non-recurring charge for accumulated dividends of its subsidiary, Trac Lease, Inc., which resulted from the acquisition of the outstanding preferred stock of Trac Lease, Inc. through the issuance of Interpool, Inc. preferred stock. Such charge has no impact on net income per share because unpaid dividends were included in the computation of net income per share in prior years.

(2) Excludes a $1,500 charge, $.05 per share primary and $.05 per share fully diluted for the initial public offering expenses of Interpool Limited which offering was withdrawn in the fourth quarter of 1996.

(13)  SUBSEQUENT EVENTS:

On January 27, 1997, Interpool Capital Trust, a Delaware business trust and special purpose entity (the "Trust"), issued in a private placement 75,000 shares of 9 7/8% Company-Obligated Mandatory Redeemable Capital Securities with an aggregate liquidation preference of $75,000 (the "Capital Securities") for proceeds of $75,000. Costs associated with the transaction amounted to approximately $1,700 and were borne by the Company. Interpool owns all the common securities of the Trust. The proceeds received by the Trust from the sale of the Capital Securities were used by the Trust to acquire $75,000 of 9 7/8% Junior Subordinated Debentures due February 15, 2027 of the Company (the "Debentures"). The Debentures are the sole assets of the Trust. The Capital Securities represent preferred beneficial interests in the Trust's assets. Distributions on the Capital Securities are cumulative and payable at the annual rate of 9 7/8% of the liquidation amount, quarterly in arrears, commencing February 15, 1997. The Company has the option to defer payment of distributions for an extension period of up to five years if it is in compliance with the terms of the Capital Securities. Interest at 9 7/8% will accrue on such deferred distributions throughout the extension period. The Capital Securities will be subject to mandatory redemption upon repayment of the Debentures to the Trust. The redemption price decreases from 104.975% of the liquidation preference in 2007 to 100% in 2017 and thereafter. Under certain limited circumstances, the Company may, at its option, prepay the Debentures and redeem the Capital Securities prior to 2007 at a prepayment price specified in the governing instruments.

The Company used $52,871 of net proceeds from the sale of the Debentures to the Trust to redeem 509,964 shares of the Company's 5 3/4% Cumulative Convertible Preferred Stock (the "Preferred Stock") on March 10, 1997 at a redemption price of 103.675% per share of the liquidation value.

                (dollars in thousands, except per share amounts)

On March 10, 1997 a total of 248,730 shares, or $24,873 in aggregate liquidation value, of the Company's 5 3/4% Cumulative Convertible Preferred Stock (representing 32.78% of the outstanding shares of Preferred Stock) were converted into a total of 1,064,297 shares of Common Stock.

As a result of the redemption of shares of Preferred Stock, the Company expects to record a one-time charge, currently estimated to be approximately 24 cents per share on a primary basis and 21 cents per share on a fully diluted basis, for the first quarter of 1997.

On March 12, 1997 the Company's Board of Directors announced a three-for-two stock split, to be effective on March 27, 1997. The record date for holders entitled to receive the benefits of the stock split will be March 21, 1997. No fractional shares are being issued in connection with the stock split. Instead, under the terms of the stock split, the Company will round any fractional shares to which any stockholders is entitled as a result of the stock split up to the nearest whole share.

On March 27, 1997, options for the purchase of 1,498,500 shares of common stock were granted under the Stock Option Plan at an exercise price of $15.58 per share (the fair value of the Company's common stock on the date of the grant). These options vest six months from the date of the grant and expire in ten years from the date of the grant.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item 10 with respect to the directors of registrant is hereby incorporated by reference to registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed on or about April 17, 1997.


ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this Item 11 is hereby incorporated by reference to registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed on or about April 17, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item 12 is hereby incorporated by reference to registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed on or about April 17, 1997.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item 13 is hereby incorporated by reference to registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed on or about April 17, 1997.



                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a)(1)  FINANCIAL STATEMENTS

INTERPOOL, INC.

Report of Independent Public Accountants

Consolidated Balance Sheets--At December 31, 1996 and 1995

Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994.

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994.

Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994.

Notes to Consolidated Financial Statements


(a)(2)  FINANCIAL STATEMENT SCHEDULES

Schedule II -- Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable regulations of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3)  EXHIBITS

3.1*    --  Form of Restated Certificate of Incorporation of the Company

3.2*    --  Form of Restated Bylaws of the Company

4.1*    --  Form of Certificate representing the Common Stock

10.1*   --  Purchase Agreement dated as of January 30, 1993 by and between Sequa
            Capital Corp. and the Company, as amended as of March 5, 1993.

10.2*   --  Restructuring Agreement dated as of August 5, 1992 among the
            Company, Trac Lease, Radcliff Group, Interpool Limited, Sequa
            Capital Corp., Martin Tuchman, Raoul J. Witteveen, Warren L.
            Serenbetz, Warren L. Serenbetz, Jr., Paul H. Serenbetz, Stuart W.
            Serenbetz and Clay R. Serenbetz.

10.3*   --  Amended and Restated Term Credit Agreement dated as of February 19,
            1993 between the Company and Swiss Bank Corporation.

10.4*   --  Promissory Note of the Company dated February 11, 1993 to United
            Jersey Bank/Central N.A.

10.5*   --  Employment Agreement dated as of January 1, 1992 by and between
            Raoul J. Witteveen and the Company.

10.6*   --  Employment Agreement dated as of January 1, 1992 by and between
            Radcliff Group and the Company.

10.7*   --  Consultation Services Agreement dated as of January 1, 1992 by and between Radcliff Group and the Company.

10.9*   --  Form of Stock Option Plan for Executive Officers and Directors.

10.10*  --  Form of Stockholders' Agreement dated as of May 4, 1993, among the
            Company and Messrs. Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Clay R. Serenbetz, Paul H. Serenbetz, Stuart W. Serenbetz and Arthur L. Burns and the Serenbetz Trust.

10.12** --  Form of Non-Compete Agreement dated as of May 4, 1993, by and between The Ivy Group and the Company.

10.13*  --  Lease Agreements by and between 211 College Road Associates and
            Interpool Limited and 211 College Road Associates and Microtech Leasing.

10.14*  --  Lease Agreement dated December 30, 1986 between Princeton Intermodal
            Equipment Trust I and Trac Lease.

10.15*  --  Lease Agreements between The Ivy Group and Trac Lease.

10.16*  --  Amendment No. 1, dated August 10, 1992, to Secured Promissory Note and Chattel Mortgage, Security Agreement and Assignment by and between The Ivy Group and the Company.

10.17*  --  Chassis Lease Agreement dated as of August 15, 1992 by and between
            Eurochassis L.P. and Trac Lease.

10.18*  --  Form of Transfer and Subscription Agreement among Radcliff Group,
            Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Clay R. Serenbetz, Paul H. Serenbetz, Stuart W. Serenbetz, the Serenbetz Trust and the Company.

10.19*  --  Form of Exchange and Subscription Agreement by and between the
            Company and Arthur L. Burns.

10.20*  --  Demand promissory notes of the Company payable to Martin Tuchman,
            Warren L. Serenbetz and Princeton International Properties.

10.23*  --  Indemnity Agreement between the Company and other directors.

10.26*  --  Agreement between the Company and Arthur L. Burns regarding certain litigation.

10.27   --  Indenture between the Company and IBJ Schroeder Bank & Trust
            Company, as Trustee, dated January 27, 1997.

10.28.  --  First Supplemental Indenture between Interpool, Inc. and IBJ
            Schroeder Bank & Trust Company dated January 27, 1997.

10.29   --  Series A Capital Securities Guarantee Agreement dated January 27,
            1997.

10.30***--  Agreement of Merger dated March 15,1996 among Trac Lease, Inc.,
            Trac Lease Merger Corp. and the Company.

10.31***--  Letter Agreement between The Ivy Group and the Company.

12.1**  --  Statement regarding computation of ratios of earnings to fixed charges.

21.1*   --  Subsidiaries of the Company.

23.1**  --  Consent of Arthur Andersen LLP with respect to consolidated financial statements of the Company.

27.     --  Financial Data Schedule.

99.     --  Press Releases dated November 22, 1996; November 26, 1996; December
            24, 1996; December 31, 1996; January 23, 1997; January 31, 1997;
            February 18, 1997; March 11, 1997; and March 12, 1997.
---------------
* Filed with the Registrant's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498) and incorporated herein by reference as indicated.

** Filed with the Registrant's Registration Statement on Form S-1 declared effective by the Commission on December 7, 1993 (Reg. No. 33-71538) and incorporated herein by reference as indicated.

***Formerly filed with the Registrant's Annual Report on Form 10-K for the period ended 12/31/95 and incorporated herein by reference as indicated.

(b)  REPORTS ON FORM 8-K

       None

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Interpool, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Interpool, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 18, 1997 except for the matters described in Note 13, as to which the date is March 27, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                              Arthur Andersen LLP


Roseland, New Jersey
February 18, 1997

                        INTERPOOL, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (in thousands)

                                                               Balance at   Charged to    Write-offs,      Balance
                                                                Beginning    Costs and      Net of         at End
                                                                 of Year     Expenses     Recoveries       of Year
                                                                 -------     --------     ----------       -------
Year Ended December 31, 1996.................................    $2,099       $1,126         $719          $2,506
                                                                 ======       ======         ====          ======

Year Ended December 31, 1995.................................    $1,883         $819         $603          $2,099
                                                                 ======       ======         ====          ======

Year Ended December 31, 1994.................................    $2,005         $854         $976          $1,883
                                                                 ======       ======         ====          ======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 INTERPOOL, INC.
                                 (Registrant)

March 27, 1997               By  /s/ Martin Tuchman
                                 -----------------------------------------------
                                 Martin Tuchman
                                 Chairman of the Board, Chief Executive Officer,
                                 and Director (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 27, 1997               By  /s/ Martin Tuchman
                                 -----------------------------------------------
                                 Martin Tuchman
                                 Chairman of the Board, Chief Executive Officer,
                                 and Director (Principal Executive Officer)

March 27, 1997               By  /s/ Raoul J. Witteveen
                                 -----------------------------------------------
                                 Raoul J. Witteveen
                                 President, Chief Financial Officer and
                                 Director

March 27, 1997               By  /s/ Warren L. Serenbetz
                                 -----------------------------------------------
                                 Warren L. Serenbetz
                                 Director

March 27, 1997               By  /s/ John M. Bucher
                                 -----------------------------------------------
                                 John M. Bucher
                                 Director

March 27, 1997               By  /s/ Arthur L. Burns
                                 -----------------------------------------------
                                 Arthur L. Burns
                                 Director

March 27, 1997               By  /s/ Peter D. Halstead
                                 -----------------------------------------------
                                 Peter D. Halstead
                                 Director

March 27, 1997               By  /s/ Joseph J. Whalen
                                 -----------------------------------------------
                                 Joseph J. Whalen
                                 Director

March 27, 1997               By  /s/ William Geoghan
                                 -----------------------------------------------
                                 William Geoghan
                                 Controller (Principal Accounting Officer)

                                EXHIBIT INDEX

3.1*    --  Form of Restated Certificate of Incorporation of the Company

3.2*    --  Form of Restated Bylaws of the Company

4.1*    --  Form of Certificate representing the Common Stock

10.1*   --  Purchase Agreement dated as of January 30, 1993 by and between Sequa
            Capital Corp. and the Company, as amended as of March 5, 1993.

10.2*   --  Restructuring Agreement dated as of August 5, 1992 among the
            Company, Trac Lease, Radcliff Group, Interpool Limited, Sequa
            Capital Corp., Martin Tuchman, Raoul J. Witteveen, Warren L.
            Serenbetz, Warren L. Serenbetz, Jr., Paul H. Serenbetz, Stuart W.
            Serenbetz and Clay R. Serenbetz.

10.3*   --  Amended and Restated Term Credit Agreement dated as of February 19,
            1993 between the Company and Swiss Bank Corporation.

10.4*   --  Promissory Note of the Company dated February 11, 1993 to United
            Jersey Bank/Central N.A.

10.5*   --  Employment Agreement dated as of January 1, 1992 by and between
            Raoul J. Witteveen and the Company.

10.6*   --  Employment Agreement dated as of January 1, 1992 by and between
            Radcliff Group and the Company.

10.7*   --  Consultation Services Agreement dated as of January 1, 1992 by and between Radcliff Group and the Company.

10.9*   --  Form of Stock Option Plan for Executive Officers and Directors.

10.10*  --  Form of Stockholders' Agreement dated as of May 4, 1993, among the
            Company and Messrs. Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Clay R. Serenbetz, Paul H. Serenbetz, Stuart W. Serenbetz and Arthur L. Burns and the Serenbetz Trust.

10.12** --  Form of Non-Compete Agreement dated as of May 4, 1993, by and between The Ivy Group and the Company.

10.13*  --  Lease Agreements by and between 211 College Road Associates and
            Interpool Limited and 211 College Road Associates and Microtech Leasing.

10.14*  --  Lease Agreement dated December 30, 1986 between Princeton Intermodal
            Equipment Trust I and Trac Lease.

10.15*  --  Lease Agreements between The Ivy Group and Trac Lease.

10.16*  --  Amendment No. 1, dated August 10, 1992, to Secured Promissory Note and Chattel Mortgage, Security Agreement and Assignment by and between The Ivy Group and the Company.

10.17*  --  Chassis Lease Agreement dated as of August 15, 1992 by and between
            Eurochassis L.P. and Trac Lease.

10.18*  --  Form of Transfer and Subscription Agreement among Radcliff Group,
            Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Clay R. Serenbetz, Paul H. Serenbetz, Stuart W. Serenbetz, the Serenbetz Trust and the Company.

10.19*  --  Form of Exchange and Subscription Agreement by and between the
            Company and Arthur L. Burns.

10.20*  --  Demand promissory notes of the Company payable to Martin Tuchman,
            Warren L. Serenbetz and Princeton International Properties.

10.23*  --  Indemnity Agreement between the Company and other directors.

10.26*  --  Agreement between the Company and Arthur L. Burns regarding certain litigation.

10.27   --  Indenture between the Company and IBJ Schroeder Bank & Trust
            Company, as Trustee, dated January 27, 1997.

10.28.  --  First Supplemental Indenture between Interpool, Inc. and IBJ
            Schroeder Bank & Trust Company dated January 27, 1997.

10.29   --  Series A Capital Securities Guarantee Agreement dated January 27,
            1997.

10.30***--  Agreement of Merger dated March 15,1996 among Trac Lease, Inc.,
            Trac Lease Merger Corp. and the Company.

10.31***--  Letter Agreement between The Ivy Group and the Company.

12.1**  --  Statement regarding computation of ratios of earnings to fixed charges.

21.1*   --  Subsidiaries of the Company.

23.1**  --  Consent of Arthur Andersen LLP with respect to consolidated financial statements of the Company.

27.     --  Financial Data Schedule.

99.     --  Press Releases dated November 22, 1996; November 26, 1996; December
            24, 1996; December 31, 1996; January 23, 1997; January 31, 1997;
            February 18, 1997; March 11, 1997; and March 12, 1997.
---------------
* Filed with the Registrant's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498) and incorporated herein by reference as indicated.

** Filed with the Registrant's Registration Statement on Form S-1 declared effective by the Commission on December 7, 1993 (Reg. No. 33-71538) and incorporated herein by reference as indicated.

***Formerly filed with the Registrant's Annual Report on Form 10-K for the period ended 12/31/95 and incorporated herein by reference as indicated.

(b)  REPORTS ON FORM 8-K

       None