Form 10-Q
period 1997-03-31
INTERPOOL INC
filed 1997-05-14
CIK 898777

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


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


As of May 12, 1997, 27,551,728 shares of common stock, $.001 par value were outstanding.

Indicate by check (check) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing for the past 90 days   Yes check   No
                                  -----      -----

                        INTERPOOL, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                     PAGE NO.
PART I - FINANCIAL INFORMATION:

         Introduction to Financial Statements ........................                    3

         Consolidated Balance Sheets
           March 31, 1997 and December 31, 1996 ......................                    4

         Consolidated Statements of Income
           For the Three Months ended March 31, 1997 and 1996 ........                    5

         Consolidated Statements of Cash Flows
           For the Three Months ended March 31, 1997 and 1996 ........                    6

         Consolidated Statements of Stockholders' Equity
           For the Three Months ended March 31, 1997 .................                    7

         Notes to Consolidated Financial Statements ..................                8 - 9

         Management's Discussion and Analysis of
           Financial Condition and Results of Operations .............              10 - 12


PART II - OTHER INFORMATION:

         Item 5:    Other Information ................................                   13

         Item 6:    Exhibits and Reports on Form 8-K .................                   14

         Signatures...................................................                   15

         Exhibits ....................................................                   16

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

                        INTERPOOL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                                                   March 31,       December 31,
                                                                                     1997             1996
                                                                                     ----             ----
    ASSETS
CASH AND SHORT-TERM INVESTMENTS ...........................................       $  52,697        $  45,333
MARKETABLE SECURITIES .....................................................          11,027           24,722
ACCOUNTS AND NOTES RECEIVABLE, less allowance of
$2,499 and $2,506 .........................................................          32,396           28,818
NET INVESTMENT IN DIRECT FINANCING LEASES .................................         278,575          264,955
OTHER RECEIVABLES .........................................................          15,884           14,721
LEASING EQUIPMENT, at cost ................................................         645,658          650,734
Less--accumulated depreciation and amortization ...........................        (114,231)        (109,363)
                                                                                  ---------        ---------
LEASING EQUIPMENT, net ....................................................         531,427          541,371
OTHER ASSETS ..............................................................          20,968           19,498
                                                                                  ---------        ---------
    TOTAL ASSETS ..........................................................       $ 942,974        $ 939,418
                                                                                  =========        =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
ACCOUNTS PAYABLE AND ACCRUED EXPENSES .....................................       $  18,015        $  38,338
INCOME TAXES
    Current ...............................................................           1,000              978
    Deferred ..............................................................          14,446           14,353
                                                                                  ---------        ---------
                                                                                     15,446           15,331
DEFERRED INCOME ...........................................................           1,800            1,970
DEBT AND CAPITAL LEASE OBLIGATIONS:
    Due within one year ...................................................          73,084           80,831
    Due after one year ....................................................         524,688          521,873
                                                                                  ---------        ---------
                                                                                    597,772          602,704
COMPANY-OBLIGATED MANDATORY REDEEMABLE
    PREFERRED SECURITIES IN GRANTOR TRUSTS
    (75,000 shares 9 7/8% Capital Securities outstanding, liquidation
    preference $75,000 at March 31, 1997) .................................          75,000               --

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES ...............................             542              529

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.001 per share; 1,000,000 authorized,
    none issued at March 31, 1997 .........................................              --               --
  5 3/4% Cumulative Convertible Preferred stock, par value $.001 per share;
        760,054 shares authorized, 758,694 outstanding, liquidation
      preference $75,869  at December 31, 1996, none at March 31, 1997 ....              --                1
Common stock, par value $.001 per share; 100,000,000 shares
      authorized, 27,551,728 outstanding  at March 31, 1997 and
      25,953,345 at December 31, 1996 .....................................              28               26
   Additional paid-in capital .............................................         124,046          170,172
   Retained earnings ......................................................         109,860          109,837
   Net unrealized gain on marketable securities ...........................             465              510
                                                                                  ---------        ---------
      Total stockholders' equity ..........................................         234,399          280,546
                                                                                  ---------        ---------
         Total liabilities and stockholders' equity .......................       $ 942,974        $ 939,418
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


          The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                        INTERPOOL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                (Dollars in thousands, except per share amounts)

                                  (Unaudited)

                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                         1997           1996
                                                                                         ----           ----
REVENUES ........................................................................       $38,176        $35,179

COSTS AND EXPENSES:
Lease operating and administrative expenses .....................................         8,343          7,562
Depreciation and amortization of leasing equipment ..............................         8,531          7,937
Gain on sale of leasing equipment ...............................................          (329)          (271)
Interest expense, net ...........................................................        11,062          9,853
Non-recurring charge ............................................................            --          2,392
                                                                                        -------        -------

                                                                                         27,607         27,473
                                                                                        -------        -------
Income before provision for income taxes and extraordinary loss .................        10,569          7,706
Provision for income taxes ......................................................         1,475          1,650
                                                                                        -------        -------

Income before extraordinary loss ................................................         9,094          6,056

Extraordinary item - loss on early retirement of debt, net of tax benefit of $225           328             --
                                                                                        -------        -------

NET INCOME ......................................................................       $ 8,766        $ 6,056
                                                                                        =======        =======

Income per share before extraordinary loss and premium paid on redemption of preferred stock:
   Primary ......................................................................       $  0.30        $  0.28
   Fully diluted ................................................................            NA        $  0.27

Loss per share on extraordinary item:
   Primary ......................................................................       $ (0.01)            NA
   Fully diluted ................................................................            NA             NA

Premium paid on redemption of preferred stock:
   Primary ......................................................................       $ (0.24)            NA
   Fully diluted ................................................................            NA             NA

NET INCOME PER SHARE;
   Primary ......................................................................       $  0.04        $  0.28
   Fully diluted ................................................................            NA        $  0.27

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING (in Thousands):
   Primary ......................................................................        27,491         26,342
   Fully diluted ................................................................            NA         30,884



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        INTERPOOL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                  (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                               1997            1996
                                                                               ----            ----
Cash flows from operating activities:
  Net income ........................................................       $  8,766        $  6,056
  Adjustments to reconcile net income to net cash provided by
    Operating activities:
    Non-recurring charge ............................................             --           2,392
    Depreciation and amortization ...................................          8,984           8,119
    Gain on sale of leasing equipment ...............................           (329)           (271)
    Collections on direct financing leases ..........................         22,503          18,080
    Income recognized on direct financing leases ....................         (8,308)         (6,964)
    Provision for uncollectible accounts ............................            379             212
    Changes in assets and liabilities:
      Accounts and notes receivable .................................         (3,830)           (529)
      Other receivables .............................................         (1,163)           (954)
      Other assets ..................................................           (266)           (748)
      Accounts payable and accrued expenses .........................          1,041            (424)
      Income taxes payable ..........................................            189            (156)
      Deferred income ...............................................           (170)            477
      Minority interest in equity of subsidiaries ...................             13              21
                                                                            --------        --------
        Net cash provided by operating activities ...................         27,809          25,311
                                                                            --------        --------
Cash flows from investing activities:
  Acquisition of leasing equipment ..................................         (1,711)        (20,351)
  Proceeds from dispositions of leasing equipment ...................          1,782           1,893
  Investment in direct financing leases .............................        (26,228)        (36,554)
  Proceeds from (purchase of) marketable securities and other
    investing activities ............................................         (7,956)            273
                                                                            --------        --------
        Net cash used for investing activities ......................        (34,113)        (54,739)
Cash flows from financing activities:
  Proceeds from issuance of debt ....................................         40,013          28,553
  Payments of debt and capital lease obligations ....................        (44,915)         (8,912)
  Proceeds from issuance of capital securities ......................         73,300              --
  Redemption of preferred stock .....................................        (52,871)             --
  Cash dividends paid ...............................................         (1,859)           (969)
                                                                            --------        --------
        Net cash provided by financing activities ...................         13,668          18,672
                                                                            --------        --------
        Net decrease in cash and short-term investments .............          7,364         (10,756)
Cash and short-term investments, beginning of period ................         45,333          40,208
                                                                            --------        --------
Cash and short-term investments, end of period ......................       $ 52,697        $ 29,452
                                                                            ========        ========

Supplemental schedule of non-cash financing activities:
Acquisition of  subsidiary common and preferred stock in exchange for
  Company's 5 3/4% Cumulative Convertible Preferred Stock ...........             --        $  6,892


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        INTERPOOL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

                       (Dollars and shares in thousands)

                                  (Unaudited)


                                                                                                                         Net
                                                                                                                     Unrealized
                                           Shares of                Shares of                                      Gain (Loss) on
                                           Preferred        Par      Capital      Par    Paid-In      Retained       Marketable
                                             Stock         Value      Stock      Value   Capital      Earnings       Securities
                                           ---------       -----    ---------    -----   -------      --------       ----------
Balance, December 31, 1996 .........           759          $ 1      25,953       $26    $170,172     $109,837          $510
    Net income .....................                                                                     8,766
    Net unrealized loss on
        Marketable Securities ......                                                                                     (45)
    Redemption of preferred stock ..          (510)          (1)                          (46,154)      (6,716)
    Conversion of preferred stock ..          (249)                   1,597         2          (2)
    Conversion of subordinated notes                                      2                    30
    Cash Dividends declared:
        Preferred stock ............                                                                      (994)
        Common stock ...............                                                                    (1,033)
                                              ----          ---      ------       ---    --------     --------          ----

Balance, March 31, 1997 ............            --           --      27,552       $28    $124,046     $109,860          $465
                                              ====          ===      ======       ===    ========     ========          ====


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

      C. NET INCOME PER SHARE:

      Primary income per share before extraordinary loss and premium paid on redemption of preferred stock is computed by deducting preferred dividends (and in 1996, adding the non-recurring charge for cumulative dividends) from income to arrive at income attributable to common stockholders before extraordinary loss and premium paid on redemption of preferred stock. This amount is then divided by the weighted average number of shares outstanding during the period adjusted for the dilutive effect of stock options. In 1997, the extraordinary loss on early retirement of debt, net of tax, and the premium paid on redemption of the 5 3/4% Cumulative Convertible Preferred Stock have been deducted to arrive at primary net income per share. Shares issuable upon the conversion of the 5 3/4% Cumulative Convertible Preferred Stock and the 5 1/4% Convertible Exchangeable Subordinated Notes have been added to the weighted shares outstanding and interest expense net of tax effect on the notes has been added to net income in the fully diluted earnings per share computation for 1996. These items do not have a significant dilutive effect for 1997. Per share amounts and common shares outstanding have been restated to give effect to the three-for-two stock split effected March 27, 1997 described in Note 4.


NOTE 2 -- CASH FLOW INFORMATION:

      For the three months ended March 31, 1997 and 1996, cash paid for interest was approximately $11,313 and $10,672, respectively. Cash paid for income taxes was approximately $1,066 and $198, respectively.


NOTE 3 -- OTHER CONTINGENCIES AND COMMITMENTS:

      At March 31, 1997, the Company had outstanding purchase commitments for equipment of approximately $40,000.

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

NOTE 4 -- SIGNIFICANT EVENTS:

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

      On March 10, 1997 a total of 248,730 shares, or $24,873 in aggregate liquidation value of the Company's 5 3/4% Cumulative Convertible Preferred Stock (representing 32.78% of the outstanding shares of Preferred Stock) were converted into a total of 1,596,446 shares (after stock split basis) of Common Stock.

      As a result of the redemption of shares of Preferred Stock, the Company recorded a one-time charge to retained earnings of $6,716 or 24 cents per share on a primary basis.

      On March 12, 1997 the Company's Board of Directors announced a three-for-two stock split, which was effective on March 27, 1997. No fractional shares were issued in connection with the stock split. Instead, under the terms of the stock split, the Company rounded any fractional shares to which any stockholder was entitled as a result of the stock split up to the nearest whole share.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company generates revenues through leasing transportation equipment, primarily dry cargo containers and container chassis. Most of the Company's revenues are derived from payments under operating leases and income earned under finance leases, under which the lessee has the right to purchase the equipment at the end of the lease term. In the three months ended March 31, 1997 and 1996 revenues from direct financing leases were $8.3 million (22% of revenues) and $7.0 million (20% of revenues), respectively.

      In March 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" which is effective for fiscal 1997. This statement establishes accounting standards for computing and presenting earnings per share
(EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic EPS and diluted EPS for companies with complex capital structures. For the three months ended March 31, 1997, on a pro forma basis, under the new standard basic income per share before extraordinary loss and premium paid on redemption of preferred stock would have been $0.31 and diluted income per share before extraordinary loss and premium paid on redemption of preferred stock would have been $0.29. On a pro forma basis, under the new standard basic net income per share would have been $0.05 and $0.28, and diluted net income per share would have been $0.05 and $0.27 for the three months ended March 31, 1997 and 1996, respectively.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

REVENUES

      The Company's revenues increased to $38.2 million for the three months ended March 31, 1997 from $35.2 million in the three months ended March 31, 1996, an increase of $3.0 million or 9%. The increase is primarily due to increased leasing revenues generated by an expanded container and chassis fleet size. Revenues for the three months ended March 31, 1997 were $20.8 million for the Interpool Limited international container division and $17.4 million for the domestic intermodal division. This compared to $18.9 million for the Interpool Limited international container division and $16.3 million for the domestic intermodal division for the three months ended March 31, 1996.

LEASE OPERATING AND ADMINISTRATIVE EXPENSES

      The Company's lease operating and administrative expenses increased to $8.3 million for the three months ended March 31, 1997 from $7.6 million in the three months ended March 31, 1996, an increase of $.7 million. The increase was primarily due to higher operating costs of $.6 million resulting from expanded operations generating increased positioning, commission and insurance expenses. Also an increase of $.1 million in administrative costs resulting from inflation contributed to the increase.

DEPRECIATION AND AMORTIZATION OF LEASING EQUIPMENT

      The Company's depreciation and amortization expenses increased to $8.5 million in the three months ended March 31, 1997 from $7.9 million in the three months ended March 31, 1996, an increase of $.6 million. The increase was due to an increased fleet size.

GAIN ON SALE OF LEASING EQUIPMENT

      The Company's gain on sale of leasing equipment remained essentially the same in both the three months ended March 31, 1997 and March 31, 1996.

INTEREST EXPENSE, NET

      The Company's net interest expense increased to $11.1 million in the three months ended March 31, 1997 from $9.9 million in the three months ended March 31, 1996, an increase of $1.2 million. The issuance of additional debt and lease financing necessary to fund capital expenditures contributed $.6 million to the increased interest expense. The issuance of capital securities increased interest expense by $1.2 million. Partially offsetting the increased expenses was higher interest income of $.6 million resulting from higher cash balances in 1997.

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

PROVISION FOR INCOME TAXES

      The Company's provision for income taxes decreased to $1.5 million from $1.7 million due to a lower effective tax rate resulting from the deductible interest expense on subordinated debentures in 1997. Also, the effective tax rate increased in the first quarter of 1996 due to the non-recurring charge in 1996 which is not deductible for tax purposes.

NET INCOME

      As a result of the factors described above, the Company's net income increased to $8.8 million in the three months ended March 31, 1997 from $6.1 million in the three months ended March 31, 1996. For the three months ended March 31, 1997 the Interpool Limited international container division contributed $7.5 million to net income while the domestic intermodal division contributed $1.3 million. This compares to the three months ended March 31, 1996 where the Interpool Limited international container division contributed $6.6 million to net income while the domestic intermodal division contributed $1.9 million excluding the non-recurring charge of $2.4 million.

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

      The Company generated cash flow from operations of $27.8 million and $25.3 million in the first three months of 1997 and 1996, respectively, and net cash provided by financing activities was $13.7 million and $18.7 million for the first three months of 1997 and 1996, respectively. The Company has purchased the following amounts of equipment: $27.9 million for the three months ended March 31, 1997 and $56.9 million for the three months ended March 31, 1996.

      The Company has a $150.0 million revolving credit facility with a group of commercial banks; on March 31, 1997, $40.0 million was outstanding. The term of this facility extends until May 31, 1998 (unless the lender elects to renew the facility) at which time a maximum of 10% of the amount then outstanding becomes due, with the remainder becoming payable in equal monthly installments over a five year period. In addition, as of March 31, 1997, the Company had available lines of credit of $63.0 million under various facilities, under which $14.8 million was outstanding. Interest rates under these facilities ranged from 6.4% to 6.8%. At March 31, 1997, the Company had total debt outstanding of $597.8 million. Subsequent to March 31, 1997 the Company has continued to incur and repay debt obligations in connection with financing its equipment leasing activities.

      As of March 31, 1997, commitments for capital expenditures totaled approximately $40.0 million. The Company expects to fund such capital expenditures from the Company's operations, borrowings under its available credit facilities and additional funds raised through the sale of its debt securities in the private and/or public markets.

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

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        None


ITEM 2. CHANGES IN SECURITIES

        On March 10, 1997 a total of 248,730 shares, or $24,873 in aggregate liquidation value of the Company's 5 3/4% Cumulative Convertible Preferred Stock (the "5 3/4% Preferred Stock") (representing 32.78% of the outstanding shares of Preferred Stock) were converted into a total of 1,064,297 shares of Common Stock. All remaining 509,964 shares of the 5 3/4% Preferred Stock were redeemed by the Company at a redemption price of 103.675% per share of the liquidation value.

        On March 26, 1997 a Certificate of Elimination was filed with the Secretary of State of Delaware such that the 5 3/4% Preferred Stock is no longer authorized.

        On March 27, 1997 the Company effected a three-for-two stock split payable to stockholders of record on March 21, 1997. No fractional shares were issued in connection with the stock split. Instead, under the terms of the stock split, the Company rounded any fractional shares up to the nearest whole share. As a result of the stock split, 27,551,728 shares of the Company's Common Stock are currently outstanding.

        On April 3, 1997, a Certificate of Elimination was filed with the Secretary of State of Delaware such that the series of previously designated but unissued 5 1/4% Cumulative Convertible Preferred Stock is no longer authorized.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None


ITEM 5. OTHER INFORMATION

        On January 27, 1997, Interpool Capital Trust, a Delaware business trust and special purpose entity (the "Trust"), issued in a private placement 75,000 shares of 9 7/8% Company-Obligated Mandatory Redeemable Capital Securities with an aggregate liquidation preference of $75,000 (the "Capital Securities") for proceeds of $75,000. The Company owns all the common securities of the Trust. The proceeds received by the trust from the sale of the Capital Securities were used by the Trust to acquire $75,000 of 9 7/8% Junior Subordinated Debentures due February 15, 2027 of the Company (the "Debentures"). The Debentures are the sole assets of the Trust. The Capital Securities represent preferred beneficial interests in the Trust's assets. Distributions on the Capital Securities are cumulative and payable at the annual rate of 9 7/8% of the liquidation amount, quarterly in arrears, commencing February 15, 1997. The Company has the option to defer payment of distributions for an extension period of up to five years if it is in compliance with the terms of the Capital Securities. Interest at 9 7/8% will accrue on such deferred distributions throughout the extension period. The Capital Securities will be subject to mandatory redemption upon repayment of the Debentures to the Trust. The redemption price decreases from 104.975% of the liquidation preference in 2007 to 100% in 2017 and thereafter. Under certain limited circumstances, the Company may, at its option, prepay the Debentures and redeem the Capital Securities prior to 2007 at a prepayment price specified in the governing instruments. The Company used $52,871 of net proceeds from the sale of the Debentures to the Trust to redeem 509,964 shares of the Company's 5 3/4% Cumulative Convertible Preferred Stock (the "Preferred Stock") on March 10, 1997 at a redemption price of 103.675% per share of the liquidation value.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

        Exhibit 99:  (1) Press Release dated March 31, 1997
                     (2) Press Release dated April 14, 1997
                     (3) Press Release dated May 1, 1997

        (b) Reports on Form 8-K: None

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             INTERPOOL, INC.



Dated:  May 13, 1997                         /s/ Martin Tuchman
                                             ---------------------------
                                             Martin Tuchman
                                             Chief Executive Officer



Dated:  May 13, 1997                         /s/ William Geoghan
                                             ---------------------------
                                             William Geoghan
                                             Controller

                                INDEX TO EXHIBIT

                           FILED WITH INTERPOOL, INC.
            REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997


EXHIBIT NO.

    99     1)  Press Release dated March 31, 1997
           2)  Press Release dated April 14, 1997
           3)  Press Release dated May 1, 1997