Form 10-Q
period 1997-06-30
INTERPOOL INC
filed 1997-08-14
CIK 898777

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


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


As of August 12, 1997, 27,551,728 shares of common stock, $.001 par value were outstanding.


Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the
past 90 days  Yes X    No

                        INTERPOOL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                 Page No.
Part I - Financial Information:

         Introduction to Financial Statements ...............        3

         Consolidated Balance Sheets
         June 30, 1997 and December 31, 1996 ................        4

         Consolidated Statements of Income
         For the Three Months and Six Months ended
         June 30, 1997 and 1996 .............................        5

         Consolidated Statements of Cash Flows
         For the Six Months ended June 30, 1997 and 1996 ....        6

         Consolidated Statements of Stockholders' Equity
         For the Six Months ended June 30, 1997 .............        7

         Notes to Consolidated Financial Statements .........      8-9

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations ......    10-13


Part II - Other Information:

         Item 6:    Exhibits and Reports on Form 8-K .......       14

         Signatures.........................................       15

         Exhibits ..........................................       16

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


                        INTERPOOL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)
                                                                                     June 30,     December 31,
                                                                                        1997             1996
ASSETS
CASH AND SHORT-TERM INVESTMENTS ...........................................         $ 36,875         $ 45,333
MARKETABLE SECURITIES .....................................................           12,296           24,722
ACCOUNTS AND NOTES RECEIVABLE, less allowance of
$2,665 and $2,506 .........................................................           34,264           28,818
NET INVESTMENT IN DIRECT FINANCING LEASES .................................          308,841          264,955
OTHER RECEIVABLES..........................................................           14,793           14,721
LEASING EQUIPMENT, at cost ................................................          675,821          650,734
Less--accumulated depreciation and amortization                                     (123,649)        (109,363)
                                                                                    ----------       ---------
LEASING EQUIPMENT, net.....................................................          552,172          541,371
OTHER ASSETS...............................................................           21,106           19,498
                                                                                    --------          -------
    TOTAL ASSETS...........................................................         $980,347         $939,418
                                                                                   =========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
ACCOUNTS PAYABLE AND ACCRUED EXPENSES......................................         $ 20,677         $ 38,338
INCOME TAXES
    Current ...............................................................            1,000              978
    Deferred...............................................................           15,368           14,353
                                                                                     -------         --------
                                                                                      16,368           15,331
DEFERRED INCOME ...........................................................            1,759            1,970
DEBT AND CAPITAL LEASE OBLIGATIONS:
    Due within one year ...................................................           99,308           80,831
    Due after one year.....................................................          524,086          521,873
                                                                                     -------          -------
                                                                                     623,394           602,704
COMPANY-OBLIGATED MANDATORILY REDEEMABLE
    PREFERRED SECURITIES IN SUBSIDIARY GRANTOR TRUSTS
    (holding solely junior subordinated deferrable interest
     debentures of the Company) (75,000 shares 9 7/8% Capital Securities
     outstanding, liquidation preference $75,000)...........................          75,000               -

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES                                              559              529

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.001 per share; 1,000,000 authorized,
    none issued at June 30, 1997...........................................                -               -
  5 3/4% Cumulative Convertible Preferred stock, par value $.001 per share;
      760,054 shares authorized, 758,694 outstanding, liquidation
      preference $75,869  at December 31, 1996, none at June 30, 1997 .....                -                 1
Common stock, par value $.001 per share; 100,000,000 shares
      authorized, 27,551,728 outstanding  at June 30, 1997 and
      25,953,345 at December 31, 1996......................................                28               26
   Additional paid-in capital .............................................           124,046          170,172
   Retained earnings.......................................................           117,654          109,837
   Net unrealized gain on marketable securities............................               862              510
                                                                                      --------          -------
      Total stockholders' equity...........................................           242,590          280,546
                                                                                     --------          --------
         Total liabilities and stockholders' equity                                  $980,347         $939,418
                                                                                     ========         =========

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                        INTERPOOL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                    1997          1996        1997         1996
                                                                    ----          ----        ----         ----
REVENUES....................................................       $39,784      $36,431      $77,960       $71,610
COSTS AND EXPENSES:
Lease operating and administrative expenses.................         9,352         6,957      17,695        14,519
Depreciation and amortization of leasing equipment..........         8,691         8,048      17,222        15,985
Gain on sale of leasing equipment...........................          (427)         (173)       (756)         (444)
Interest expense, net.......................................        11,666        10,228      22,728        20,081
Non-recurring charge........................................            -             -           -          2,392
                                                                  ---------    ----------   ---------      -------
                                                                    29,282        25,060      56,889        52,533
                                                                    ------      ---------   ---------       ------
Income before provision for income taxes & extraordinary loss       10,502        11,371      21,071        19,077

Provision for income taxes..................................         1,675         1,900       3,150         3,550
                                                                    ------       -------       -----         -----

Income before extraordinary loss.............................        8,827         9,471      17,921        15,527

Extraordinary item - loss on early retirement of debt, net of
  tax benefit of $225.......................................            -            -           328             -
                                                                 ---------   ----------    ---------    ----------

NET INCOME..................................................        $8,827       $9,471      $17,593       $15,527
                                                                    ======       ======      =======       =======

Income per share before extraordinary loss and premium paid
on redemption of preferred stock:
   Primary..................................................         $0.31        $0.32        $0.61         $0.60
   Fully diluted............................................            NA        $0.30           NA         $0.57

Extraordinary loss on retirement of debt:
   Primary..................................................             -            -       ($0.01)            -
   Fully diluted............................................             -            -            -             -

Premium paid on redemption of preferred stock (per share):
   Primary..................................................             -            -       ($0.24)            -
   Fully diluted............................................             -            -            -             -

NET INCOME PER SHARE:
   Primary..................................................         $0.31        $0.32        $0.36         $0.60
   Fully diluted............................................            NA        $0.30           NA         $0.57

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING (in Thousands):
   Primary..................................................        28,444       26,592       27,968        26,468
   Fully diluted............................................            NA       31,472           NA        31,209


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                        INTERPOOL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                           1997               1996
                                                                           ----               ----
Cash flows from operating activities:
   Net income .................................................           $17,593         $15,527
   Adjustments to reconcile net income to net cash provided by
        Operating activities:
        Non-recurring charge ...................................                 -          2,392
        Depreciation and amortization ..........................            18,047         16,318
        Gain on sale of leasing equipment ......................              (756)          (444)
        Collections on direct financing leases..................            46,363         37,142
        Income recognized on direct financing leases...........           (16,767)       (14,229)
        Provision for uncollectible accounts....................               763            378
        Changes in assets and liabilities:
            Accounts and notes receivable ......................            (6,131)        (1,917)
            Other receivables ..................................              (612)          (907)
            Other assets and non-cash transactions..............            (2,378)          (293)
            Accounts payable and accrued expenses...............             3,703          2,175
            Income taxes payable ...............................               907          2,370
            Deferred income ....................................              (211)           152
            Minority interest in equity of subsidiaries.........                30             34
                                                                           ---------    ---------
               Net cash provided by operating activities........            60,551         58,698
Cash flows from investing activities:
   Acquisition of leasing equipment ............................           (30,463)       (25,551)
   Proceeds from dispositions of leasing equipment..............             3,981          4,331
   Investment in direct financing leases .......................           (72,160)       (55,204)
   Proceeds from (purchase of) marketable securities and other
        investing activities....................................            (8,624)        14,218
                                                                          ---------       -------
               Net cash used for investing activities...........          (107,266)       (62,206)
Cash flows from financing activities:
   Proceeds from issuance of debt ..............................            80,884         59,034
   Payments of debt and capital lease obligations...............           (60,164)       (43,421)
   Proceeds from issuance of capital securities.................            73,300             -
   Redemption of preferred stock................................           (52,871)            -
   Cash dividends paid..........................................            (2,892)        (6,039)
                                                                           --------        -------
     Net cash provided by financing activities..................            38,257          9,574
                                                                           -------         -------
       Net increase (decrease) in cash and short-term investments           (8,458)         6,066
Cash and short-term investments, beginning of period............            45,333         40,208
                                                                           --------        --------
Cash and short-term investments, end of period..................           $36,875        $46,274
                                                                          =========       =========
Supplemental schedule of non-cash financing activities:
Acquisition of  subsidiary common and preferred stock in exchange for
   Company's 5 3/4% Cumulative Convertible Preferred Stock.....               -            $6,892

     The accompanying notes to consolidated financial statements are an integral part of these statements.

                        INTERPOOL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                        (Dollars and shares in thousands)
                                   (Unaudited)


                                            Shares                Shares
                                              of        Par        of           Par      Paid-In      Retained    Net Unrealized
                                          Preferred     Value      Capital      Value    Capital      Earnings   Gain on Marketable
                                             Stock                 Stock                                          Securities

Balance, December 31, 1996............       759        $1         25,953        $26      $170,172      $109,837     $510
   Net income.........................                                                                    17,593
   Net unrealized gain on
       Marketable Securities..........                                                                                352
   Redemption of preferred stock......      (510)       (1)                                (46,154)       (6,716)
   Conversion of preferred stock......      (249)                   1,597          2            (2)
   Conversion of subordinated notes...                                  2                       30
   Cash Dividends declared:
       Preferred stock................                                                                      (994)
       Common stock...................                                                                    (2,066)
Balance, June 30, 1997...............        --          --       27,552        $28      $124,046       $117,654     $862


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


NOTE 2 -- CASH FLOW INFORMATION:

     For the six months ended June 30, 1997 and 1996, cash paid for interest was approximately $22,031 and $21,269, respectively. Cash paid for income taxes was approximately $2,957 and $1,253, respectively.


NOTE 3 -- OTHER CONTINGENCIES AND COMMITMENTS:

     At June 30, 1997, the Company had outstanding purchase commitments for equipment of approximately $50,000.

     Under certain of the Company's leasing agreements, the Company, as lessee, may be obligated to indemnify the lessor for loss, recapture or disallowance of certain tax benefits arising from the lessor's ownership of the equipment.

     In the second quarter of 1997 the Company recognized a successful legal claim recovery of approximately $1,500 which is included in revenues.

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


NOTE 4 -- SIGNIFICANT EVENTS:

     On January 27, 1997, Interpool Capital Trust, a Delaware business trust and special purpose entity (the "Trust"), issued in a private placement 75,000 shares of 9 7/8% Company-Obligated Mandatory Redeemable Capital Securities with an aggregate liquidation preference of $75,000 (the "Capital Securities") for proceeds of $75,000. Costs associated with the transaction amounted to approximately $1,700 and were borne by the Company. Interpool owns all the common securities of the Trust. The proceeds received by the trust from the sale of the Capital Securities were used by the Trust to acquire $75,000 of 9 7/8 % Junior Subordinated Debentures due February 15, 2027 of the Company (the "Debentures"). The Debentures are the sole assets of the Trust. The Capital Securities represent preferred beneficial interests in the Trust's assets. Distributions on the Capital Securities are cumulative and payable at the annual rate of 9 7/8% of the liquidation amount, quarterly in arrears, commencing February 15, 1997. The Company has the option to defer payment of distributions for an extension period of up to five years if it is in compliance with the terms of the Capital Securities. Interest at 9 7/8% will accrue on such deferred distributions throughout the extension period. The Capital Securities will be subject to mandatory redemption upon repayment of the Debentures to the Trust. The redemption price decreases from 104.975% of the liquidation preference in 2007 to 100% in 2017 and thereafter. Under certain limited circumstances, the Company may, at its option, prepay the Debentures and redeem the Capital Securities prior to 2007 at a prepayment price specified in the governing instruments.

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

NOTE 5 --  SUBSEQUENT EVENTS

     In July and August 1997 the Company issued $225,000 of ten year notes, comprised of $150,000 of 7.35% Notes due 2007 and $75,000 of 7.20% Notes due 2007. These Notes represent the Company's first issues of senior unsecured debt. The net proceeds from these offerings are being used for general corporate purposes, including repayment of secured indebtedness, the purchase of equipment and working capital.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company generates revenues through leasing transportation equipment, primarily intermodal dry freight standard containers and container chassis. Most of the Company's revenues are derived from payments under operating leases and income earned under finance leases, under which the lessee has the right to purchase the equipment at the end of the lease term. In the six months ended June 30, 1997 and 1996 revenues from direct financing leases were $16.8 million (22% of revenues) and $14.2 million (20% of revenues), respectively.

          In March 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" which is effective for fiscal 1997. This statement establishes accounting standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic EPS and diluted EPS for companies with complex capital structures. For the three months ended June 30, 1997 and 1996, on a pro forma basis, under the new standard basic net income per share would have been $0.32 and $0.32, respectively and diluted net income per share would have been $0.31 and $0.30, respectively. For the six months ended June 30, 1997, on a pro forma basis, under the new standard basic income per share before extraordinary loss and premium paid on redemption of preferred stock would have been $0.63 and diluted income per share before extraordinary loss and premium paid on redemption of preferred stock would have been $0.60. On a pro forma basis, under the new standard basic net income per share would have been $0.37 and $0.61, and diluted net income per share would have been $0.36 and $0.57 for the six months ended June 30, 1997 and 1996, respectively.


THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

REVENUES

     The Company's revenues increased to $39.8 million for the three months ended June 30, 1997 from $36.4 million in the three months ended June 30, 1996, an increase of $3.4 million or 9%. The increase is due to increased leasing revenues generated by an expanded container and chassis fleet size and a successful legal claim recovery of $1.5 million. Revenues for the three months ended June 30, 1997 were $21.8 million for the Interpool Limited international container division and $18.0 million for the domestic intermodal division. This compared to $20.0 million for the Interpool Limited international container division and $16.4 million for the domestic intermodal division for the three months ended June 30, 1996.

LEASE OPERATING AND ADMINISTRATIVE EXPENSES

     The Company's lease operating and administrative expenses increased to $9.4 million for the three months ended June 30, 1997 from $7.0 million in the three months ended June 30, 1996, an increase of $2.4 million. The increase was primarily due to higher operating costs of $1.8 million resulting from expanded operations generating increased maintenance and repair, positioning, commission and insurance expenses. Also an increase of $.6 million in administrative costs resulting from both increased operations and inflation contributed to the increase.

DEPRECIATION AND AMORTIZATION OF LEASING EQUIPMENT

     The Company's depreciation and amortization expenses increased to $8.7 million in the three months ended June 30, 1997 from $8.0 million in the three months ended June 30, 1996, an increase of $.7 million. The increase was due to an increased fleet size.

GAIN ON SALE OF LEASING EQUIPMENT

     The Company's gain on sale of leasing equipment increased to $.4 million in the three months ended June 30, 1997 compared to $.2 million in the three months ended June 30, 1996.

INTEREST EXPENSE, NET

     The Company's net interest expense increased to $11.7 million in the three months ended June 30, 1997 from $10.2 million in the three months ended June 30, 1996, an increase of $1.5 million. The issuance of capital securities increased interest expense by $1.9 million. Partially offsetting the increased expenses was higher interest income of $.5 million resulting from higher cash balances in 1997.

PROVISION FOR INCOME TAXES

     The Company's provision for income taxes decreased to $1.7 million from $1.9 million due to a lower taxable income and a lower effective tax rate resulting from the deductible interest expense on subordinated debentures in 1997.

NET INCOME

     As a result of the factors described above, the Company's net income decreased to $8.8 million in the three months ended June 30, 1997 from $9.5 million in the three months ended June 30, 1996. For the three months ended June 30, 1997 the Interpool Limited international container division contributed $7.6 million to net income while the domestic intermodal division contributed $1.2 million. The domestic intermodal division's second quarter contribution was reduced by $1.1 million of interest expense, net of taxes, attributable to the $75 million of 9 7/8% Capital Securities sold by the Company in January, 1997. This compares to the three months ended June 30, 1996 where the Interpool Limited international container division contributed $7.3 million to net income while the domestic intermodal division contributed $2.2 million.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

REVENUES

     The Company's revenues increased to $78.0 million for the six months ended June 30, 1997 from $71.6 million in the six months ended June 30, 1996, an increase of $6.4 million or 9%. The increase is primarily due to increased leasing revenues generated by an expanded container and chassis fleet size. Also contributing to the increase was a $1.5 million successful legal claim recovery. Revenues for the six months ended June 30, 1997 were $42.5 million for the Interpool Limited international container division and $35.5 million for the domestic intermodal division. This compared to $38.9 million for the Interpool Limited international container division and $32.7 million for the domestic intermodal division for the six months ended June 30, 1996.

LEASE OPERATING AND ADMINISTRATIVE EXPENSES

     The Company's lease operating and administrative expenses increased to $17.7 million for the six months ended June 30, 1997 from $14.5 million in the six months ended June 30, 1996, an increase of $3.2 million. The increase was due to higher lease operating expenses of $2.6 million resulting from expanded operations generating increased maintenance and repair, positioning, commission and insurance expenses. Also, due to expanded operations and inflation, higher administrative costs of $.6 million were incurred.

DEPRECIATION AND AMORTIZATION

     The Company's depreciation and amortization expenses increased to $17.2 million in the six months ended June 30, 1997 from $16.0 million in the six months ended June 30, 1996, an increase of $1.2 million. The increase was due to an increased fleet size.

GAIN ON SALE OF LEASING EQUIPMENT

     The Company's gain on sale of leasing equipment increased to $.8 million in the six months ended June 30, 1997 from $.4 million in the six months ended June 30, 1996.

INTEREST EXPENSE, NET

     The Company's net interest expense increased to $22.7 million in the six months ended June 30, 1997 from $20.1 million in the six months ended June 30, 1996, an increase of $2.6 million. The issuance of capital securities increased interest expense by $3.1 million which was partially offset by increased interest income of $.5 million due to the higher cash balances in 1997.

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

PROVISION FOR INCOME TAXES

     The Company's provision for income taxes decreased to $3.2 million from $3.6 million due to lower taxable income.

NET INCOME

     As a result of the factors described above, the Company's net income increased to $17.6 million in the six months ended June 30, 1997 from $15.5 million in the six months ended June 30, 1996. For the six months ended June 30, 1997 the Interpool Limited international container division contributed $15.1 million to net income while the domestic intermodal division contributed $2.8 million excluding the extraordinary charge of $.3 million on retirement of debt. The domestic intermodal division's six month contribution was reduced by $1.9 million of interest expense, net of taxes, attributable to the $75 million of 9 7/8% Capital Securities sold by the Company in January, 1997. This compares to the six months ended June 30, 1996 where the Interpool Limited international container division contributed $13.8 million to net income while the domestic intermodal division contributed $4.1 million excluding the non-recurring charge of $2.4 million mentioned above.

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

     The Company generated cash flow from operations of $60.6 million and $58.7 million in the first six months of 1997 and 1996, respectively, and net cash provided by financing activities was $38.3 million and $9.6 million for the first six months of 1997 and 1996, respectively. The Company has purchased the following amounts of equipment: $102.6 million for the six months ended June 30, 1997 and $80.8 million for the six months ended June 30, 1996.

     The Company has a $150.0 million revolving credit facility with a group of commercial banks; on June 30, 1997, $60.0 million was outstanding. The term of this facility extends until May 31, 1998 (unless the lender elects to renew the facility) at which time a maximum of 10% of the amount then outstanding becomes due, with the remainder becoming payable in equal monthly installments over a five year period. In addition, as of June 30, 1997, the Company had available lines of credit of $63.0 million under various facilities, under which $33.5 million was outstanding. Interest rates under these facilities ranged from 6.4% to 7.5%. At June 30, 1997, the Company had total debt outstanding of $623.4 million. Subsequent to June 30, 1997 the Company has continued to incur and repay debt obligations in connection with financing its equipment leasing activities. In July and August 1997 the Company issued $225,000 of ten year notes, comprised of $150,000 of 7.35% Notes due 2007 and $75,000 of 7.20% Notes due 2007. These Notes represent the Company's first issues of senior unsecured debt. The net proceeds from these offerings are being used for general corporate purposes, including repayment of secured indebtedness, the purchase of equipment and working capital.

     As of June 30, 1997, commitments for capital expenditures totaled approximately $50.0 million. The Company expects to fund such capital expenditures from the Company's operations, borrowings under its available credit facilities and additional funds raised through the sale of its debt securities in the private and/or public markets.

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

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


ITEM 5.   OTHER INFORMATION

     On May 28, 1997, Interpool Capital Trust (the "Trust") filed with the Securities and Exchange Commission a Registration Statement on Form S-4 to register the exchange (the "Exchange Offer") of $1,000 liquidation amount of its 9 7/8% Series B Capital Securities for each $1,000 liquidation amount of its outstanding 9 7/8% Series A Capital Securities, of which $75,000,000 was issued and sold on January 27, 1997 in a transaction exempt from registration under the Securities Act of 1933 and is outstanding on the date hereof. Pursuant to the Exchange Offer, the Company is also offering to exchange (i) its guarantee of payments of cash distributions and payments on liquidation of the Trust or redemption of the Series A Capital Securities for a like guarantee in respect of the Series B Capital Securities and (ii) all of its 9 7/8% Series B Junior Subordinated Deferrable Interest Debentures for a like principal amount of its 9 7/8% Series A Junior Subordinated Deferrable Interest Debentures. The Exchange offer commenced on August 4, 1997. The Company expects the Exchange Offer to close in early September 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits:

        Exhibit 99:  (1)   Press Release dated April 14, 1997
                     (2)   Press Release dated May 1, 1997 (incorporated by
                           reference to the Company's Quarterly  Report on Form
                           10-Q for the period ended March 31, 1997)
                     (3)   Press Release dated June 19, 1997
                     (4)   Press Release dated July 25, 1997 (incorporated by
                           reference to the Company's Current Report on Form
                           8-K dated July 30, 1997)
                     (5)   Press Release dated August 1, 1997 (incorporated by
                           reference to the Company's Current  Report on Form
                           8-K dated August 4, 1997)
                     (6)   Press Release dated August 7, 1997

          (b) Reports on Form 8-K: No reports on Form 8-K were filed for events occurring during the reporting period; however, on July 31, 1997 and on August 4, 1997, the Company filed reports on Form 8-K reporting the sale of the Company's $150,000,000 7.35% Notes Due 2007 and $75,000,000
                7.20% Notes Due 2007, respectively.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           INTERPOOL, INC.


Dated:  August 14, 1997                    \S\MARTIN TUCHMAN
                                              Martin Tuchman
                                              Chief Executive Officer


Dated:  August 14, 1997                    \S\WILLIAM GEOGHAN
                                              William Geoghan
                                              Controller

                                INDEX TO EXHIBITS

                           Filed with Interpool, Inc.
             Report on Form 10-Q for the Quarter Ended June 30, 1997


EXHIBIT NO.

99:                  (1)   Press Release dated April 14, 1997
                     (2)   Press Release dated May 1, 1997 (incorporated by
                           reference to the Company's Quarterly  Report on Form
                           10-Q for the period ended March 31, 1997)
                     (3)   Press Release dated June 19, 1997
                     (4)   Press Release dated July 25, 1997 (incorporated by
                           reference to the Company's Current Report on Form
                           8-K dated July 30, 1997)
                     (5)   Press Release dated August 1, 1997 (incorporated by
                           reference to the Company's Current  Report on Form
                           8-K dated August 4, 1997)
                     (6)   Press Release dated August 7, 1997