Form 10-Q
period 1997-09-30
INTERPOOL INC
filed 1997-11-14
CIK 898777

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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



As of November 12, 1997, 27,551,728 shares of common stock, $.001 par value were outstanding.


Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days Yes x No

                        INTERPOOL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                      Page No.
PART I - FINANCIAL INFORMATION:

         Introduction to Financial Statements ...............................3

         Consolidated Balance Sheets
         September 30, 1997 and December 31, 1996 ...........................4

         Consolidated Statements of Income
         For the Three Months and Nine Months ended September 30, 1997 and 1996 ...........................................................5

         Consolidated Statements of Cash Flows
         For the Nine Months ended September 30, 1997 and 1996...............6

         Consolidated Statements of Stockholders' Equity
         For the Nine Months ended September 30, 1997 .......................7

         Notes to Consolidated Financial Statements ....................8 - 10

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations ................11 - 14


PART II - OTHER INFORMATION:

         Item 6:    Exhibits and Reports on Form 8-K .......................15

         Signatures.........................................................16

         Exhibits ..........................................................17

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


                        INTERPOOL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                  September 30,      December 31,
                                                                                      1997              1996
                                                                                      ----              ----
    ASSETS
CASH AND SHORT-TERM INVESTMENTS ...........................................         $ 29,588         $ 45,333
MARKETABLE SECURITIES .....................................................           13,251           24,722
ACCOUNTS AND NOTES RECEIVABLE, less allowance of
$2,913 and $2,506, respectively ...........................................           25,570           28,818
NET INVESTMENT IN DIRECT FINANCING LEASES .................................          322,086          264,955
OTHER RECEIVABLES..........................................................           35,067           14,721
LEASING EQUIPMENT, at cost ................................................          709,781          650,734
Less--accumulated depreciation and amortization ...........................         (128,050)         (109,363)
                                                                                    ---------         ---------
LEASING EQUIPMENT, net.....................................................         581,731           541,371
OTHER ASSETS...............................................................          21,626            19,498
                                                                                   --------          --------
    TOTAL ASSETS...........................................................      $1,028,919          $939,418
                                                                                 ===========         ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
ACCOUNTS PAYABLE AND ACCRUED EXPENSES......................................         $ 22,525         $ 38,338
INCOME TAXES:
    Current ...............................................................            1,000              978
    Deferred...............................................................           13,065           14,353
                                                                                     -------         --------
                                                                                      14,065           15,331
DEFERRED INCOME ...........................................................            1,821            1,970
DEBT AND CAPITAL LEASE OBLIGATIONS:
    Due within one year ...................................................           74,254           80,831
    Due after one year.....................................................          595,439          521,873
                                                                                     -------          -------
                                                                                     669,693          602,704
COMPANY-OBLIGATED MANDATORILY REDEEMABLE
    PREFERRED SECURITIES IN SUBSIDIARY GRANTOR TRUSTS
    (holding solely junior subordinated deferrable interest
debentures of the Company)
    (75,000 shares 9 7/8% Capital Securities outstanding, liquidation
    preference $75,000)....................................................           75,000               -

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES ...............................              571              529

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.001 per share; 1,000,000
      authorized, none issued at September 30, 1997.........................               -               -
  5 3/4% Cumulative Convertible Preferred stock, par value $.001 per share;
      760,054 shares authorized, 758,694 outstanding, liquidation preference
      $75,869 at December 31, 1996, none at September 30, 1997 .............               -                1
Common stock, par value $.001 per share; 100,000,000 shares
      authorized, 27,551,728 outstanding  at September 30, 1997 and
      25,953,345 at December 31, 1996......................................               28               26
   Additional paid-in capital .............................................          124,046          170,172
   Retained earnings.......................................................          119,995          109,837
   Net unrealized gain on marketable securities ...........................            1,175              510
                                                                                     -------          -------
       Total stockholders' equity..........................................          245,244          280,546
                                                                                    --------         --------
         Total liabilities and stockholders' equity........................       $1,028,919         $939,418
                                                                                  ==========         ========

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                        INTERPOOL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                    Three Months Ended          Nine Months Ended
                                                                       September 30,             September 30,

                                                                      1997        1996           1997         1996
                                                                      ----        ----           ----         ----
REVENUES....................................................       $40,962      $37,482     $118,922      $109,092

COSTS AND EXPENSES:
Lease operating and administrative expenses.................        10,292        7,866       27,987        22,385
Depreciation and amortization of leasing equipment..........         8,933        8,084       26,155        24,069
Gain on sale of leasing equipment...........................           (17)         (49)        (773)         (493)
Interest expense, net.......................................        13,280        9,745       36,008        29,826
Non-recurring charge........................................            -             -           -          2,392
                                                                  ---------    ----------   ---------       -------
                                                                    32,488       25,646       89,377        78,179
                                                                  ---------    ----------   ---------       -------

Income before provision for income taxes & extraordinary loss        8,474       11,836       29,545        30,913

Provision for income taxes..................................           550        1,950        3,700         5,500
                                                                    ------      -------      -------       -------

Income before extraordinary loss............................         7,924        9,886       25,845         25,413

Extraordinary item - loss on early retirement of debt, net of
  tax benefit of $2,150 and $2,375                                   4,550            -         4,878          -
                                                                   -------      --------     ---------     --------

NET INCOME..................................................        $3,374       $9,886      $20,967       $25,413
                                                                    ======       ======      =========     ========

Income per share before extraordinary loss and premium paid
 on redemption of preferred stock:
   Primary..................................................         $0.28        $0.33        $0.89         $0.92
   Fully diluted............................................            NA        $0.31           NA         $0.88

Extraordinary loss on retirement of debt:
   Primary..................................................        ($0.16)           -       ($0.17)            -
   Fully diluted............................................            NA            -           NA             -

Premium paid on redemption of preferred stock:
   Primary..................................................             -            -       ($0.24)            -
   Fully diluted............................................             -            -            -             -

NET INCOME PER SHARE:
   Primary..................................................         $0.12        $0.33        $0.48         $0.92
   Fully diluted............................................            NA        $0.31           NA         $0.88

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING (in Thousands):
    Primary.................................................        28,626       26,773       28,187        26,569
   Fully diluted............................................            NA       31,750           NA        31,504


           The accompanying notes to consolidated financial statements are an integral part of these statements.



                        INTERPOOL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                        1997           1996
                                                                                        ----           ----
Cash flows from operating activities:
Net income ..................................................................          $20,967         $25,413
Adjustments to reconcile net income to net cash provided by
Operating activities:
Extraordinary loss...........................................................            4,878             -
Non-recurring charge ........................................................               -            2,392
 Depreciation and amortization ..............................................            27,492         24,671
Gain on sale of leasing equipment ...........................................              (773)          (493)
Collections on direct financing leases ......................................            66,658         57,923
Income recognized on direct financing leases.................................           (25,321)       (21,803)
Provision for uncollectible accounts ........................................               808            556
Changes in assets and liabilities:
Accounts and notes receivable ...............................................             2,131           (451)
Other receivables ...........................................................               628         (1,108)
Other assets and non-cash transactions.......................................            (4,117)        (2,090)
Accounts payable and accrued expenses .......................................             5,440          3,738
Income taxes payable ........................................................              810           3,706
Deferred income .............................................................             (149)            485
Minority interest in equity of subsidiaries..................................               42              34
                                                                                      ---------        ---------
Net cash provided by operating activities....................................           99,494          92,973
                                                                                       -------          ------
Cash flows from investing activities:
Acquisition of leasing equipment ............................................          (70,566)         (33,141)
Proceeds from dispositions of leasing equipment..............................            4,948            6,197
Investment in direct financing leases .......................................          (96,038)         (75,707)
Investment in loan receivables ..............................................          (21,514)              -
Proceeds from (purchase of) marketable securities and other
        investing activities.................................................           (9,098)          12,960
                                                                                     ---------          -------
Net cash used for investing activities ......................................         (192,268)          (89,691)
                                                                                      --------          --------
Cash flows from financing activities:
Proceeds from issuance of debt ..............................................          282,079           66,180
Payments of debt and capital lease obligations                                        (217,590)         (65,388)
Extraordinary loss on retirement of debt - cash effect......................            (3,964)             -
Proceeds from issuance of capital securities................................            73,300              -
Redemption of preferred stock................................................          (52,871)             -
Cash dividends paid..........................................................           (3,925)          (7,959)
                                                                                       --------          -------
Net cash provided (used) by financing activities.............................           77,029           (7,167)
Net (decrease) in cash and short-term investments............................          (15,745)          (3,885)
Cash and short-term investments, beginning of period.........................           45,333           40,208
Cash and short-term investments, end of period...............................          $29,588          $36,323
                                                                                       ========         ========
Supplemental schedule of non-cash financing activities:
Acquisition of  subsidiary common and preferred stock in exchange for
   Company's 5 3/4% Cumulative Convertible Preferred Stock...................                -           $6,892


                     The accompanying notes to consolidated
                      financial statements are an integral
                            part of these statements.

                        INTERPOOL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                        (DOLLARS AND SHARES IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                                     Net
                                                                                                                     Unrealized
                                         Shares Of                Shares Of             Additional                   Gain On
                                         Preferred      Par       Common       Par      Paid-in        Retained      Marketable
                                         Stock          Value     Stock        Value    Capital        Earnings      Securities
Balance, December 31, 1996               759            $1         25,953       $26     $170,172      $109,837       $510
    Net income....................                                                                      20,967
    Net unrealized gain on
        Marketable Securities.....                                                                                    665
    Redemption of preferred stock       (510)          (1)                               (46,154)       (6,716)
    Conversion of preferred stock       (249)                       1,597         2           (2)
    Conversion of subordinated notes                                    2                     30
    Cash Dividends declared:
        Preferred stock...........                                                                        (994)
        Common stock..............                                                                      (3,099)
                                        ------         ----        -------      -----    ---------      --------    ------

Balance, September 30, 1997                 --          --         27,552       $28       $124,046     $119,995     $1,175
                                        ======        =====        ========     =====    =========     =========    =======

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

NOTE 1 -- NATURE OF OPERATIONS AND ACCOUNTING POLICIES:

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

C. LEASING EQUIPMENT:

       Effective July 1, 1997, the Company revised its estimate of the depreciation life of chassis from 20 years to 15 years and also changed the estimated salvage value of these chassis from one thousand two hundred dollars ($1,200) per unit to two thousand six hundred dollars ($2,600) per unit. The effect of this change was to decrease depreciation expense by $444 for the three months ended September 30, 1997.

D.  NET INCOME PER SHARE:

       Primary income per share before extraordinary loss and premium paid on redemption of preferred stock is computed by deducting preferred dividends (and in 1996, adding the non-recurring charge for cumulative dividends) from income to arrive at income attributable to common stockholders before extraordinary loss and premium paid on redemption of preferred stock. This amount is then divided by the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options. In 1997, the extraordinary loss on early retirement of debt, net of tax, and the premium paid on redemption of the 5 3/4% Cumulative Convertible Preferred Stock have been deducted to arrive at primary net income per share. Shares issuable upon the conversion of the 5 3/4% Cumulative Convertible Preferred Stock and the 5 1/4% Convertible Exchangeable Subordinated Notes have been added to the number of weighted shares outstanding and interest expense net of tax effect on the 5 1/4% Convertible Exchangeable Subordinated Notes has been added to net income in the fully diluted earnings per share computation for 1996. These items do not have a significant dilutive effect for 1997. Per share amounts and common shares outstanding have been restated to give effect to the three-for-two stock split effected March 27, 1997 described in Note 4.

NOTE 2 -- CASH FLOW INFORMATION:

       For the nine months ended September 30, 1997 and 1996, cash paid for interest was approximately $36,160 and $31,208, respectively. Cash paid for income taxes was approximately $2,729 and $1,785, respectively.

NOTE 3 -- OTHER CONTINGENCIES AND COMMITMENTS:

       At September 30, 1997, the Company had outstanding purchase commitments for equipment of approximately $65,000.

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

       The Company used $52,871 of net proceeds from the sale of the Debentures to the Trust to redeem 509,964 shares of the Company's 5 3/4% Cumulative Convertible Preferred Stock (the "Preferred Stock") on March 10, 1997 at a redemption price of 103.675% of the liquidation value per share.

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

       On March 27, 1997, options for the purchase of 1,498,500 shares of common stock were granted under the Stock Option Plan at an exercise price of $15.58 per share (the fair value of the Company's common stock on the date of the grant). These options vested on September 27, 1997 and expire ten years from the date of the grant.

         In July and August 1997, the Company issued $225,000 of ten year notes, comprised of $150,000 of 7.35% Notes due 2007 and $75,000 of 7.20% Notes due 2007. These Notes represent the Company's first issue of senior unsecured debt. The net proceeds from these offerings were used to repay secured indebtedness, to purchase equipment and for other investments. As a result of the early retirement of secured indebtedness the Company recognized an extraordinary loss of $4,550, net of tax benefit of $2,150.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company generates revenues through leasing transportation equipment, primarily intermodal dry freight standard containers and container chassis. Most of the Company's revenues are derived from payments under operating leases and income earned under finance leases, under which the lessee has the right to purchase the equipment at the end of the lease term. In the nine months ended September 30, 1997 and 1996 revenues from direct financing leases were $25.3 million (21% of revenues) and $21.8 million (20% of revenues), respectively.

         In March 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" which is effective for fiscal 1997. This statement establishes accounting standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic EPS and diluted EPS for companies with complex capital structures. For the three months ended September 30, 1997, on a pro forma basis, under the new standard basic income before extraordinary loss per share would have been $0.29 and diluted income per share before extraordinary loss would have been $0.28. On a pro forma basis, under the new standard, basic net income per share would have been $0.12 and $0.34, and diluted net income per share would have been $0.12 and $0.31 for the three months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997, on a pro forma basis, under the new standard, basic income per share before extraordinary loss and premium paid on redemption of preferred stock would have been $0.91 and diluted income per share before extraordinary loss and premium paid on redemption of preferred stock would have been $0.87. On a pro forma basis, under the new standard, basic net income per share would have been $0.49 and $0.95, and diluted net income per share would have been $0.48 and $0.89 for the nine months ended September 30, 1997 and 1996, respectively.


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 1996

REVENUES

         The Company's revenues increased to $41.0 million for the three months ended September 30, 1997 from $37.5 million in the three months ended September 30, 1996, an increase of $3.5 million or 9%. The increase is due to increased leasing revenues generated by an expanded container and chassis fleet size. Revenues for the three months ended September 30, 1997 were $21.6 million for the Interpool Limited international container division and $19.4 million for the domestic intermodal division. This compared to $20.2 million for the Interpool Limited international container division and $17.3 million for the domestic intermodal division for the three months ended September 30, 1996.

LEASE OPERATING AND ADMINISTRATIVE EXPENSES

         The Company's lease operating and administrative expenses increased to $10.3 million for the three months ended September 30, 1997 from $7.9 million in the three months ended September 30, 1996, an increase of $2.4 million. The increase was due to higher operating costs of $1.8 million resulting from expanded operations generating increased maintenance and repair, positioning, commission and insurance expenses. Also an increase of $.6 million in administrative costs resulting from both increased operations and inflation contributed to the increase. The increased expenses were primarily incurred on the domestic intermodal division operations.

DEPRECIATION AND AMORTIZATION OF LEASING EQUIPMENT

          The Company's depreciation and amortization expenses increased to $8.9 million in the three months ended September 30, 1997 from $8.1 million in the three months ended September 30, 1996, an increase of $.8 million. The increase was due to an increased fleet size. Partially offsetting the increase was the change in the estimated depreciable lives and salvage value for chassis resulting in a reduction of $.4 million.

GAIN ON SALE OF LEASING EQUIPMENT

         The Company's gain on sale of leasing equipment remained essentially the same in both the three months ended September 30, 1997 and 1996.

INTEREST EXPENSE, NET

         The Company's net interest expense increased to $13.3 million in the three months ended September 30, 1997 from $9.7 million in the three months ended September 30, 1996, an increase of $3.6 million. The issuance of capital securities increased interest expense by $1.9 million. Also during the third quarter, the issuance of $225 million of unsecured notes increased net interest expense by $.9 million because of the excess of interest expense over interest income until the proceeds were deployed. The remaining increase in interest expense was due to increased financings necessary to fund capital expenditures.

PROVISION FOR INCOME TAXES

         The Company's provision for income taxes decreased to $.6 million from $2.0 million due to a lower effective tax rate resulting from lower taxable income in the domestic intermodal division including higher deductible interest expense on new borrowings in 1997 mentioned above.

INCOME BEFORE EXTRAORDINARY LOSS

         As a result of the factors described above, the Company's income before extraordinary loss decreased to $7.9 million in the three months ended September 30, 1997 from $9.9 million in the three months ended September 30, 1996. For the three months ended September 30, 1997 the Interpool Limited international container division contributed $7.1 million to income before extraordinary loss while the domestic intermodal division contributed $.8 million. This compares to the three months ended September 30, 1996 where the Interpool Limited international container division contributed $7.6 million to income before extraordinary loss while the domestic intermodal division contributed $2.3 million.

          During the three months ended September 30, 1997, the Company substantially increased its expenditures in the domestic intermodal leasing division. This increase contributed to an increase in chassis utilization to 94% in September 1997, from 92% in June 1997. However, the increased expenditures, net of taxes, during the three months ended September 30, 1997 over the same period for the prior year resulted in a reduction in income before extraordinary item of $1,100,000 or 4 cents per share. The Company intends to continue this increased level of expenditures through the fourth quarter of 1997.

EXTRAORDINARY LOSS

         An extraordinary loss of $4.6 million, net of tax benefit, was recorded in the three months ended September 30, 1997. This loss resulted from the retirement of secured debt using proceeds from the issuance of ten year unsecured notes.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996
REVENUES

         The Company's revenues increased to $118.9 million for the nine months ended September 30, 1997 from $109.1 million in the nine months ended September 30, 1996, an increase of $9.8 million or 9%. The increase is primarily due to increased leasing revenues generated by an expanded container and chassis fleet size. Also contributing to the increase was a $1.5 million successful legal claim recovery in the second quarter. Revenues for the nine months ended September 30, 1997 were $64.1 million for the Interpool Limited international container division and $54.8 million for the domestic intermodal division. This compared to $59.1 million for the Interpool Limited international container division and $50.0 million for the domestic intermodal division for the nine months ended September 30, 1996.

LEASE OPERATING AND ADMINISTRATIVE EXPENSES

         The Company's lease operating and administrative expenses increased to $28.0 million for the nine months ended September 30, 1997 from $22.4 million in the nine months ended September 30, 1996, an increase of $5.6 million. The increase was due to higher lease operating expenses of $4.4 million resulting from expanded operations generating increased maintenance and repair, positioning, commission and insurance expenses. Also, due to expanded operations and inflation, higher administrative costs of $1.2 million were incurred. The increased expenses were primarily incurred in the domestic intermodal division operations.

DEPRECIATION AND AMORTIZATION

          The Company's depreciation and amortization expenses increased to $26.2 million in the nine months ended September 30, 1997 from $24.1 million in the nine months ended September 30, 1996, an increase of $2.1 million. The increase was due to an increased fleet size. Partially offsetting the increase was the change in the estimated depreciable lives and salvage value for chassis resulting in a reduction of expense of $.4 million.

GAIN ON SALE OF LEASING EQUIPMENT

         The Company's gain on sale of leasing equipment increased to $.8 million in the nine months ended September 30, 1997 from $.5 million in the nine months ended September 30, 1996.

INTEREST EXPENSE, NET

         The Company's net interest expense increased to $36.0 million in the nine months ended September 30, 1997 from $29.8 million in the nine months ended September 30, 1996, an increase of $6.2 million. The issuance of capital securities increased interest expense by $5.0 million. Also during the third quarter, the issuance of $225 million of unsecured notes increased net interest expense by $.9 million because of the excess of interest expense over interest income until the proceeds were deployed. The remaining increase in interest expense was due to increased financings necessary to fund capital expenditures.

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

PROVISION FOR INCOME TAXES

         The Company's provision for income taxes decreased to $3.7 million from $5.5 million due to a lower effective tax rate resulting from lower taxable income in the domestic intermodal division including higher deductible interest expense on new borrowings in 1997 mentioned above.

INCOME BEFORE EXTRAORDINARY LOSS

          As a result of the factors described above, the Company's income before extraordinary loss increased to $25.8 million in the nine months ended September 30, 1997 from $25.4 million in the nine months ended September 30, 1996. For the nine months ended September 30, 1997 the Interpool Limited international container division contributed $22.2 million to income while the domestic intermodal division contributed $3.6 million. This compares to the nine months ended September 30, 1996 where the Interpool Limited international container division contributed $21.5 million to income while the domestic intermodal division contributed $6.3 million excluding the non-recurring charge of $2.4 million mentioned above.

EXTRAORDINARY LOSS

         Extraordinary losses on the retirement of debt of $4.9 million, net of tax benefit, were recorded in the nine months ended September 30, 1997.

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

         The Company generated cash flow from operations of $99.5 million and $93.0 million in the first nine months of 1997 and 1996, respectively, and net cash provided (used) by financing activities was $77.0 million and $(7.2) million for the first nine months of 1997 and 1996, respectively. The Company has purchased the following amounts of equipment: $166.6 million for the nine months ended September 30, 1997 and $108.8 million for the nine months ended September 30, 1996. In July and August 1997, the Company issued $225 million of ten year notes, comprised of $150 million of 7.35% Notes due 2007 and $75 million of 7.20% Notes due 2007. These Notes represent the Company's first issues of senior unsecured debt. The net proceeds from these offerings were used to repay secured indebtedness, to purchase equipment and for other investments.

       The Company has a $150.0 million revolving credit facility with a group of commercial banks; on September 30, 1997, $57.0 million was outstanding. The term of this facility extends until May 31, 1998 (unless the lender elects to renew the facility) at which time a maximum of 10% of the amount then outstanding becomes due, with the remainder becoming payable in equal monthly installments over a five year period. In addition, as of September 30, 1997, the Company had available lines of credit of $63.0 million under various facilities, under which an aggregate of $19.9 million was outstanding. Interest rates under these facilities ranged from 6.4% to 7.5%. At September 30, 1997, the Company had total debt outstanding of $669.7 million. Subsequent to September 30, 1997 the Company has continued to incur and repay debt obligations in connection with financing its equipment leasing activities.

         As of September 30, 1997, commitments for capital expenditures totaled approximately $65.0 million. The Company expects to fund such capital expenditures from the Company's operations, borrowings under its available credit facilities and additional funds raised through the sale of its debt securities in the private and/or public markets.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

           None.

ITEM 2. CHANGES IN SECURITIES

           None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5. OTHER INFORMATION

           On September 5, 1997, Interpool, Inc. and Interpool Capital Trust successfully consummated an exchange offer for all of the 9 7/8% Capital Securities of Interpool Capital Trust. Pursuant to the exchange offer, the entire $75,000,000 aggregate liquidation amount of Capital Securities were tendered prior to the expiration of the offer and exchanged for the same liquidation amount of Interpool Capital Trust's new 9 7/8% Capital Securities, which have been registered under the Securities Act of 1933. Interpool, Inc. also exchanged (i) its guarantee of cash distributions and payments on liquidation of Interpool Capital Trust or redemption of the Capital Securities for a like guarantee and (ii) all of its 9 7/8% Series A Junior Subordinated Deferrable Interest Debentures for a like principal amount of its 9 7/8% Series B Junior Subordinated Deferrable Interest Debentures, which guarantee and Junior Subordinated Deferrable Interest Debentures have also been registered under the Securities Act of 1933, as amended. The Capital Securities were originally issued and sold on January 27, 1997 in a transaction exempt from registration under the Securities Act of 1933 as amended.

           On October 23, 1997, Interpool, Inc. filed with the Securities and Exchange Commission a Registration Statement on Form S-4 to register the exchange (the "7.35% Exchange Offer") of $1,000 principal amount of its outstanding 7.35% Notes due 2007, of which $150,000,000 aggregate principal amount was issued and sold on July 29, 1997 in a transaction exempt from registration under the Securities Act of 1933 and is outstanding on the date hereof. The 7.35% Exchange Offer will commence on or about November 14, 1997. The Company expects the Exchange Offer to close in mid-December, 1997.

           On October 24, 1997, Interpool, Inc. filed with the Securities and Exchange Commission a Registration Statement on Form S-4 to register the exchange (the "7.20% Exchange Offer") of $1,000 principal amount of its outstanding 7.20% Notes due 2007, of which $75,000,000 aggregate principal amount was issued and sold on August 5, 1997 in a transaction exempt from registration under the Securities Act of 1933 and is outstanding on the date hereof. The 7.20% Exchange Offer will commence on or about November 14, 1997. The Company expects the Exchange Offer to close in mid-December, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                  1.1 Purchase Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated July 24,
                           1997 relating to the issuance of the Company's 7.35%
                            Notes due 2007 (incorporated by reference to the
                           Company's Current Report on Form 8-K dated July 27,
                           1997)

                  1.2 Purchase Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated July 31, 1997 relating to the issuance of the Company's 7.20%
                            Notes due 2007

                  4.1 Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, relating to the issuance of the Company's 7.35% Notes due 2007, dated July 29, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated July 27,
                           1997)

                  4.2 Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, relating to the issuance of the Company's 7.20% Notes due 2007, dated August 4, 1997 (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-38705))

                  4.3 Registration Rights Agreement between the Company and Smith Barney Inc., as initial purchaser, relating to the Company's 7.35% Notes due 2007, dated July 29, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated July 27, 1997)

                  4.4 Registration Rights Agreement between the Company and Smith Barney Inc., as initial purchaser, relating to the Company's 7.20% Notes due 2007, dated August 4, 1997 (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-38705))

                  99.1 Press Release dated June 19, 1997 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997)

                  99.2 Press Release dated July 25, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated July 27, 1997)

                  99.3 Press Release dated August 1, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated July 29, 1997)

                  99.4 Press Release dated August 7, 1997 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997)

                  99.5     Press Release dated September 8, 1997

                  99.6     Press Release dated September 23, 1997

                  99.7     Press Release dated November 4, 1997

                  Reports on Form 8-K:

                  (a)      Current Report on Form 8-K dated July 27, 1997

                  (b)      Current Report on Form 8-K dated July 29, 1997

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             INTERPOOL, INC.

Dated:  November 14, 1997                   /S/MARTIN TUCHMAN
                                               Martin Tuchman
                                              Chief Executive Officer

Dated:  November 14, 1997                   /S/WILLIAM GEOGHAN
                                               William Geoghan
                                               Controller

                                INDEX TO EXHIBITS

FILED WITH INTERPOOL, INC.
REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

EXHIBIT NO.

                  1.1 Purchase Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated July 24, 1997 relating to the issuance of the Company's 7.35% Notes due 2007 (incorporated by reference to the Company's Current Report on Form 8-K dated July 27, 1997)

                  1.2 Purchase Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated July 31, 1997 relating to the issuance of the Company's 7.20% Notes due 2007

                  4.1 Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, relating to the issuance of the Company's 7.35% Notes due 2007, dated July 29, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated July 27, 1997)

                  4.2 Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, relating to the issuance of the Company's 7.20% Notes due 2007, dated August 4, 1997 (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-38705))

                  4.3 Registration Rights Agreement between the Company and Smith Barney Inc., as initial purchaser, relating to the Company's 7.35% Notes due 2007, dated July 29, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated July 27,
                           1997)

                  4.4 Registration Rights Agreement between the Company and Smith Barney Inc., as initial purchaser, relating to the Company's 7.20% Notes due 2007, dated August 4, 1997 (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-38705))

                  99.1 Press Release dated June 19, 1997 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997)

                  99.2 Press Release dated July 25, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated July 27, 1997)

                  99.3 Press Release dated August 1, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated July 29, 1997)

                  99.4 Press Release dated August 7, 1997 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997)

                  99.5     Press Release dated September 8, 1997

                  99.6     Press Release dated September 23, 1997

                  99.7     Press Release dated November 4, 1997