Form 10-K
period 1997-12-31
INTERPOOL INC
filed 1998-03-31
CIK 898777

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
        x   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
        o    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
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

                                (609) 452-8900
              (Registrant's telephone number including area code)
                            ---------------------
         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                        Name of Each Exchange
    Title of Each Class                                  on which Registered
    -------------------                                  -------------------

 COMMON STOCK, PAR VALUE $.001                         NEW YORK STOCK EXCHANGE



         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
      -----------------------------------------------------------------
                                     NONE



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $135,195,629.50 as of March 20, 1998.

         At March 20, 1998, there were 27,551,728 shares of the registrant's Common Stock outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 1998 are incorporated by reference into
Part III of the Form 10-K.

                                INTERPOOL, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

Item                                                                   Page

                                    PART I

   1.    Business...................................................    3
   2.    Properties.................................................   10
   3.    Legal Proceedings..........................................   10
   4.    Submission of Matters to a Vote of Security Holders........   10

                                    PART II

   5.    Market for the Registrant's Common Equity
               and Related Shareholder Matters......................   11
   6.    Selected Financial Data....................................   11
   7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................   13
   7a.   Quantitative and Qualitative Disclosures about Market Risk.   20
   8.    Financial Statements and Supplementary Data................   21
   9.    Changes in and Disagreements with Accountants
            on Accounting  and Financial Disclosure.................   40

                                   PART III

  10.    Directors and Executive Officers of the Registrant.........   41
  11.    Executive Compensation.....................................   41
  12.    Security Ownership of Certain Beneficial
            Owners and Management...................................   41
  13.    Certain Relationships and Related Transactions.............   41

                                    PART IV

  14.    Exhibits, Financial Statement Schedules and
             Reports on Form 8-K....................................   42
         Signatures.................................................   47

                                    PART I

ITEM 1.  BUSINESS

        Interpool, Inc. (the "Company" or "Interpool") is one of the world's leading lessors of intermodal dry freight standard containers and is the second largest lessor of intermodal container chassis in the United States. At December 31, 1997, the Company's container fleet totalled approximately 426,000 twenty foot equivalent units ("TEUs"), the industry standard measure of dimension for containers used in international trade, and its chassis fleet totalled approximately 63,000 chassis. The Company leases its containers and chassis to over 200 customers, including nearly all of the world's 20 largest international container shipping lines.

        The efficiencies and cost savings inherent in intermodal transportation of containerized cargo have facilitated the dramatic growth of international trade. Intermodal transportation permits movement of cargo in a standard steel container by means of a combination of ship, rail and truck without unpacking and repacking of the contents during transit. The Company believes the world's dry freight standard container fleet has grown from fewer than .4 million TEUs in 1970 to approximately 9.6 million TEUs by mid-1997. During the twelve-month period ending in mid-1997 the Company estimates that approximately 1.2 million TEUs were produced, of which .3 million have been estimated to be replacements of older containers. Concurrently with this growth of the world's container fleet, the domestic chassis fleet has grown to accommodate the increased container traffic. Leasing companies have played a significant role in the growth of intermodal transportation, supplying approximately half of the world's container and chassis requirements.

        The Company focuses on leasing dry freight standard containers and container chassis on a long-term basis in order to achieve high utilization of its equipment and stable and predictable earnings. From 1991 through 1994, the combined utilization rate of the Company's container and chassis fleets averaged at least 90%. At the end of 1995 and 1996 the combined utilization rate of the Company's container and chassis fleets was approximately 97% and at December 31, 1997 such rate was approximately 98%. Substantially all of the Company's newly acquired equipment is leased on a long-term basis and, at December 31, 1997, approximately 94% of its total equipment fleet was leased on this basis. The remainder of the Company's equipment is leased under short-term agreements to satisfy customers' peak or seasonal requirements, generally at higher rates than under long-term leases. The Company concentrates on standard dry cargo containers and chassis because such equipment may be more readily remarketed upon expiration of a lease than specialized equipment. In financing its equipment acquisitions, Interpool generally seeks to meet debt service requirements from the leasing revenue generated by its equipment.

         The Company conducts its container and chassis leasing business through its two subsidiaries, Interpool Limited and Trac Lease, Inc. ("Trac Lease"), respectively. Certain other United States equipment leasing activities are conducted through Interpool itself.

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

        From time to time the Company considers possible acquisitions of complementary businesses and asset portfolios. The Company recently agreed to establish a strategic alliance with another container leasing company whose business complements that of the Company. In connection with this arrangement, the Company has agreed to purchase a 50% equity interest in this entity from one of its existing two owners and to provide financing to the entity to enable it to repay certain equipment debt. These related transactions are subject to various conditions and contingencies and there can be no assurance that they will be consummated. If these transactions were to be consumated, the entity involved would not be deemed a "significant subsidiary" of the Company for purposes of the Securities and Exchange Commission's accounting requirements.

COMPANY HISTORY

        The Company is a Delaware corporation formed in February 1988. The Company is the successor to a line of container and chassis leasing businesses that traces its beginning to the 1960's.

        Interpool Limited, a container and chassis leasing business, was formed in 1968 by Warren L. Serenbetz, a director of the Company and executive consultant until January 1995, Martin Tuchman, currently Chairman of the Board, Chief Executive Officer and director of the Company, and two other individuals. In 1978, Interpool Limited was sold to Thyssen-Bornemisza, N.V. ("Thyssen"). As part of Thyssen, Interpool Limited continued to be managed by Messrs. Serenbetz and Tuchman. In 1986, Messrs. Serenbetz and Tuchman, along with Mr. Raoul J. Witteveen and two other senior executives formed and became the stockholders of Trac Lease. In 1988, the Company was formed by Messrs. Serenbetz, Tuchman and Witteveen and acquired Interpool Limited from Thyssen (the "Interpool Limited Acquisition"). In 1993, the Company acquired 87.5% of Trac Lease (the "Trac Lease Acquisition"). In the first quarter of 1996 pursuant to an Agreement of Merger between Trac Lease and Trac Lease Merger Corp., a newly formed subsidiary (the "Trac Merger"), the Company acquired the minority interests in Trac Lease and as a result Trac Lease became a wholly owned subsidiary.


INTERMODAL TRANSPORTATION

        The fundamental component of intermodal transportation is the container. Containers provide a secure and cost-effective method of transporting finished goods and component parts because they are generally freely inter- changeable between different modes of transport, making it possible to move cargo from a point of origin to a final destination without the repeated unpacking and repacking of the goods required by traditional shipping methods. The same container may be carried successively on a ship, rail car and truck and across international borders with minimal customs formalities. Containerization is more efficient, more economical and safer in the transportation of cargo than "break bulk transport" in which the goods are unpacked and repacked at various intermediate points enroute to their final destination. By eliminating manual repacking operations when differing modes of transportation are used, containerization reduces freight and labor costs. In addition, automated handling of containers permits faster loading and unloading and more efficient utilization of transportation equipment, thereby reducing transit time. The protection provided by sealed containers also reduces damage to goods and loss and theft of goods during shipment. Containers may also be picked up, dropped off, stored and repaired at independent common user depots located throughout the world.

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

        The Company's management believes that in recent years domestic railroads and trucking lines have begun actively marketing intermodal use of services for the domestic transportation of freight. In 1992, container loadings represented, for the first time, a majority of total domestic rail loadings of intermodal transportation equipment. Management further believes that this trend should serve to accelerate the growth of intermodal transportation, and hence result in increased container and chassis demand.

        As a result of the advantages of intermodal containerization and the increased globalization of the world economy, the use of containers for domestic intermodal transportation has also grown over the last few years. Greater use of containers on cargo ships led railroad and trucking companies to develop the capacity to transport containers domestically by chassis and rail car. In addition, shipping companies began soliciting domestic freight in order to mitigate the cost of moving empty containers back to the port areas for use again in international trade. The introduction in the mid-1980's of the double stack railroad car, specially designed to carry containers stacked one on top of another, accelerated the growth of domestic intermodal transportation by reducing shipping costs still further. Due to these trends, an increasing portion of domestic cargo is now being shipped by container instead of by a conventional highway trailer. The Company has acquired over 11,000 units of equipment, including domestic trailers, domestic chassis and domestic containers in order to increase its participation in the growing domestic intermodal market.


THE LEASING MARKET AND THE COMPANY'S STRATEGY

   BENEFITS OF LEASING

         Leasing companies own approximately half of the world's container fleet and half of the domestic chassis fleet, with the balance owned predominantly by shipping lines. Leasing companies have maintained this market position because container shipping lines receive both financial and operational benefits by leasing a portion of their equipment. The principal benefits to shipping lines of leasing are:

         o to provide shipping lines with an alternative source of financing in a traditionally capital-intensive industry;

         o to enable shipping lines to expand their routes and market shares at a relatively inexpensive cost without making a permanent commitment to support their new structure;

         o to enable shipping lines to benefit from leasing companies' anticipatory buying and volume purchases, thereby offering them attractive pricing and prompt delivery schedules;

         o to enable shipping lines to accommodate seasonal and/or directional trade route demand, thereby limiting their capital investment and storage costs; and

         o to enable shipping lines at all times to maintain the optimal mix of equipment types in their fleets.

         Because of these benefits, container shipping lines generally obtain a significant portion of their container fleets from leasing companies, either on short-term or long-term leases. Short-term leases provide a considerable degree of operational flexibility in allowing a customer to pick up and drop off containers at various locations worldwide at any time. However, customers pay for this flexibility in the form of substantially higher lease rates for short-term leases and drop-off charges for the privilege of returning equipment to certain locations. Most short-term leases are "master leases," under which a customer reserves the right to lease a certain number of containers as needed under a general agreement between the lessor and the lessee. Long-term leases provide the lessee with advantageous pricing structures, but usually contain an early termination provision allowing the lessee to return equipment prior to expiration of the lease only upon payment of an early termination fee. Since 1991, the Company has experienced minimal early returns under its long-term leases, primarily because of the penalties involved and because customers must return all containers covered by the particular long-term lease being terminated, generally totalling several hundred units, and bear substantial costs related to their repositioning and repair. Frequently, a lessee will retain long-term leased equipment well beyond the initial lease term. In these cases, long-term leases will be renewed at the then prevailing market rate, either for additional one-year periods or as part of a short-term agreement. In some cases, the customer has the right to purchase the equipment at the end of a long-term lease. The Company's long-term leases generally have five to eight year terms.

         The Company often enters into long-term "direct finance" leases. Under a direct finance lease, the customer owns the container at the expiration of the lease term. Although customers pay a higher per diem rate under a direct finance lease than under a long-term operating lease, a direct finance lease enables the Company to provide customers with access to financing on terms generally comparable to those available from financial institutions which provide this type of financing. The percentage of the Company's revenues provided by direct finance leases has increased from 11% in 1991 to 21% in 1997.

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

   COMPANY STRATEGY

         The Company emphasizes long-term leases in order to minimize the impact of economic cycles on the Company's revenues and to achieve high utilization and stable and predictable earnings. The lower rate of turnover provided by long-term leases enables the Company to concentrate on the expansion of its asset base through the purchase and lease of new equipment, rather than on the repeated re-marketing of its existing fleet.

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

         Trac Lease, with a fleet of approximately 63,000 chassis, is currently the second largest chassis lessor in the United States, with the largest lessor having a fleet approximating 100,000 chassis. The Company's chassis leasing strategy includes an emphasis on long-term leasing of new or re-manufactured chassis which allows the Company to offer equipment packages to its customers at the most attractive cost to the Company.

         In order to redeploy chassis that are coming off long-term leases, the Company operates "chassis pools" for most of the major port authorities and terminal operators on the Eastern seaboard and the Gulf coast. A chassis pool is an inventory of chassis available for short-term leasing to customers of the port or terminal. The principal ports in the United States where the Company supplies chassis pools are Boston, Baltimore, Norfolk, Charleston, Savannah and Houston.

         Like most leasing companies, the Company depends on high utilization of its equipment in order to run its operations profitably. Because the Company has most of its container and chassis fleets under long-term leases, the Company believes that it has generally experienced better utilization in periods of weak demand than other leasing companies having a smaller proportion of their fleets under long-term leases. From 1991 through 1994, the annual utilization of the Company's container fleet and Trac Lease's chassis fleet has averaged at least 90%. At the end of 1995 and 1996, the combined utilization rate of the Company's container and chassis fleets was approximately 97%. and at December 31, 1997 such rate was approximately 98%.


OPERATIONS

   LEASE TERMS

         Lease rentals are typically calculated on a per diem basis, regardless of the term of the lease. The Company's leases generally provide for monthly or quarterly billing and require payment by the lessee within 30 to 60 days after presentation of an invoice. Generally, the lessee is responsible for payment of all taxes and other charges arising out of use of the equipment and must carry specified amounts of insurance to cover physical damage to and loss of equipment, as well as bodily injury and property damage to third parties. In addition, the Company's leases usually require lessees to repair any damage to the containers and chassis. Lessees are also required to indemnify the Company against losses to the Company arising from accidents or similar occurrences involving the leased equipment. The Company's leases generally provide for pick-up, drop-off and other charges and set forth a list of locations where lessees may pick up or return equipment. The Company's long-term leases generally have five to eight year terms.

   EQUIPMENT TRACKING AND BILLING

         The Company uses a computer system with proprietary software for equipment tracking and billing to provide a central operating data base showing the Company's container and chassis leasing activities. The system processes information received electronically from the Company's regional offices. The system records the movement and status of each container and chassis and links that information with the complex data comprising the specific lease terms in order to generate billings to lessees. More than 15,000 movement transactions per month are routinely processed through the system, which is capable of tracking revenue on the basis of individual containers and chassis. The system also generates a wide range of management reports containing information on all aspects of the Company's leasing activities.

   SOURCES OF SUPPLY

         Because of the rising demand for containers and the availability of relatively inexpensive labor in the Pacific Rim, approximately 70% of world container production now occurs in China. Containers are also produced in other countries, such as South Korea, India, Indonesia, Malaysia, Taiwan, Turkey, South Africa, and, to a lesser extent, in other parts of the world. Most chassis used in the United States are manufactured domestically due to the high cost of transportation to the United States of chassis manufactured abroad. Manufacturers of chassis frequently produce over-the-road trailers as well and can convert some production capability to chassis as needed.

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

   DEPOTS

         The Company operates out of approximately 50 depots throughout the world. Depots are facilities owned by third parties at which containers and other items of transportation equipment are stored, maintained and repaired. The Company retains independent agents at these depots to handle and inspect equipment delivered to or returned by lessees, to store equipment that is not leased and to handle maintenance and repairs of containers and chassis. Some agents are paid a fixed monthly retainer to defray recurring operating expenses and some are guaranteed a minimum level of commission income. In addition, the Company generally reimburses its agents for incidental expenses.

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


MARKETING AND CUSTOMERS

         The Company leases its containers and chassis to over 200 shipping and transportation companies throughout the world, including nearly all of the world's 20 largest international container shipping lines. With a network of offices and agents covering major ports in the United States, Europe and the Far East, the Company has been able to supply containers in nearly all locations requested by its customers. In 1997, the Company's top 25 customers represented approximately 64% of its consolidated revenues, with no single customer accounting for more than 7%.

         The customers for the Company's chassis are a large number of domestic companies, many of which are domestic subsidiaries or branches of international shipping lines to which the Company also leases containers.

         The Company maintains close relationships with a large customer base on which detailed credit records are kept. The Company's credit policy sets different maximum exposure limits for its customers. Credit criteria may include, but are not limited to, customer trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, and operational history. Since 1990, the Company's losses from defaults by customers have averaged less than 1% of consolidated revenues.

         The Company seeks to reduce credit risk by maintaining insurance coverage against defaults and equipment losses. Although there can be no assurance that such coverage will be available in the future, the Company currently maintains contingent physical damage, recovery/repatriation and loss of revenue insurance which provides coverage in the event of a customer's default. The policy covers the cost of recovering the Company's equipment from the customer, including repositioning costs, the cost of repairing the equipment and the value of equipment which cannot be located or is uneconomical to recover. It also covers a portion of the lease revenues the Company may lose as a result of the customer's default (i.e., 180 days of lease payments following default). The Company has the option to renew the current policy for periods through December 2001, subject to premium adjustment.

COMPETITION

         There are many companies leasing intermodal transportation equipment with which the Company competes. Some of the Company's competitors have greater financial resources than the Company or are subsidiaries or divisions of much larger companies. Management believes that the Company is currently one of the world's largest dry freight standard container leasing companies and the second largest container chassis leasing company in the United States.

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

OTHER BUSINESS OPERATIONS

         In addition to its container and chassis leasing operations through Interpool Limited and Trac Lease, the Company also receives revenues from other activities. The Company leases approximately 500 freight rail cars to railroad companies through its Chicago based Railpool division. Microtech Leasing Corporation, a 75.5% owned subsidiary of the Company, leases microcomputers and related equipment. The Company also leases intermodal trailers which are designed to be carried on rail flatcars and pulled by tractor over the highway. The Company received, in the aggregate, approximately 10% of its consolidated revenues for the year ended December 31, 1997 from these other business operations. These operations have been consistently profitable since the Company's formation.

Grand Alliance Chassis Pool Contract

         During 1997, Trac Lease was awarded a contract by the Grand Alliance Chassis Pool, an association of four of the world's largest steamship lines, to administer through the Company's proprietary "PoolStat" computer software program the movement and utilization by the members of Grand Alliance of a fleet of up to 42,000 marine shipping container chassis. The contract also provides for Trac Lease to administer numerous locations throughout the United States where the chassis are based. This arrangement will make Trac Lease one of the largest administrators of chassis in the world.

EMPLOYEES

         As of December 31, 1997 the Company had approximately 120 employees, approximately 100 of whom are based in the United States. None of the Company's employees is covered by a collective bargaining agreement. The Company believes its relations with its employees are good.


ITEM 2.  PROPERTIES

         The Company does not own any real estate. All the Company's commercial office space, aggregating approximately 29,000 square feet, is leased. The Company's executive offices are located at 211 College Road East, Princeton, New Jersey. The Company also leases office facilities in New York City, Chicago, Portland, Barbados, Aberdeen, Antwerp, Basel, Hong Kong and Singapore.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders through solicitation of proxies during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                SHAREHOLDER MATTERS

         The Common Stock of the Company is traded on the New York Stock Exchange under the symbol "IPX". The following table sets forth for the periods indicated commencing on January 1, 1995, the high and low last reported sale prices for the Common Stock on the New York Stock Exchange. All share and per share data have been adjusted to reflect the 3-for-2 stock split effected on March 27, 1997 and have been rounded to the nearest eighth.

                                                                HIGH      LOW
                                                                ----      ---
        Calendar Year 1995
           First Quarter.................................    $13.625     $10.625
           Second Quarter................................     10.125       8.875
           Third Quarter.................................     12.125       9.125
           Fourth Quarter................................     12.375      10.875
        Calendar Year 1996
           First Quarter.................................    $12.125     $ 9.50
           Second Quarter................................     13.25       11.50
           Third Quarter.................................     14.75       11.375
           Fourth Quarter................................     16.125      13.125
        Calendar Year 1997
           First Quarter.................................    $16.75      $10.25
           Second Quarter................................     15.50       12.25
           Third Quarter.................................     17.75       13.50
           Fourth Quarter................................     17.625      13.50

        As of March 12, 1998 there were approximately 1,449 record holders of Common Stock. On March 20, 1998 the last reported sale price of the Common Stock on the New York Stock Exchange was $14.125 per share.

        The Company paid a quarterly dividend in the amount of 3.75 cents per share on its Common Stock in January, April, July and October 1997.

EQUITY FINANCING

         On January 27, 1997, Interpool Capital Trust, a Delaware statutory business trust (the "Trust"), sold an aggregate of $75 million in aggregate liquidation amount of 9-7/8% Capital Securities (the "Capital Securities") for a total sales price of $75 million in cash. Interpool owns all the common securities of the Trust. The proceeds received by the Trust from the sale of the Capital Securities were used by the Trust to acquire $75 million of 9-7/8% Junior Subordinated Debentures due February 15, 2027 of Interpool. See Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources.


ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected historical and pro forma consolidated financial data for the Company, for the periods and at the dates indicated. The historical financial data for each of the five years in the period ended December 31, 1997, and at December 31, 1997, 1996, 1995, 1994, and 1993, are derived from and qualified by reference to the historical consolidated financial statements that have been audited and reported upon by Arthur Andersen LLP, independent public accountants. This information should be read in conjunction with the historical consolidated financial statements of the Company and the notes thereto.



                                                               YEAR ENDED DECEMBER 31,
                                                      (In thousands, except per share amounts)
                                                 1997        1996        1995        1994      1993
                                                 ----        ----        ----        ----      ----
                                                  (1)         (2)        (3)

INCOME STATEMENT DATA:
Revenues                                       $161,425    $147,148     $127,925    $92,272    $79,526
Earnings before interest and taxes               86,474      81,481       70,752     46,170     35,116
Income before extraordinary gain/loss (4)       $33,091     $34,196      $29,545    $24,102    $20,004


Income per share before
      extraordinary gain/loss (4)(5):
Basic                                            $1.17        $1.24        $1.09      $0.93      $0.86
Diluted                                          $1.13        $1.16        $1.02      $0.87        N/A
Weighted average shares outstanding (5):
Basic                                           27,552       25,953       25,953     25,953     23,180
Diluted                                         29,370       31,438       30,533     30,293        N/A
Cash dividends declared per common share (5):    $0.15        $0.13        $0.12         -          -

                                                                 AS OF DECEMBER 31,
                                                  1997        1996        1995        1994      1993
                                                  ----        ----        ----        ----      ----
BALANCE SHEET DATA:
Cash, short-term investments and
  marketable securities                     $   42,976    $  70,055    $  70,661   $107,398   $124,574
Total assets                                 1,114,456      939,418      851,600    664,792    435,984
Debt and capital lease obligations             744,227      602,704      571,102    482,323    278,397
Stockholders' equity                           250,446      280,546      246,690    156,147    133,454

(1) The 1997 income statement data excludes an extraordinary loss of $5,428, net of the tax benefit, resulting from the retirement of debt.

(2) The 1996 income statement data includes non-recurring expense items totaling $3,892. The Company recorded a $1,500 charge for the initial public offering expenses of Interpool Limited which was withdrawn in the fourth quarter; this charge has a $.06 net income per share effect on basic basis and a $.05 net income per share effect on a diluted basis. Also, a $2,392 charge was recorded for the accumulated dividends of the Company's subsidiary, Trac Lease, Inc. which resulted from the acquisition of the outstanding preferred stock of Trac Lease through the issuance of Interpool, Inc. preferred stock. Such charge had no impact on net income per share because unpaid dividends were included in the computation of net income per share in prior periods.

(3) The 1995 income statement data excludes the extraordinary gain of $2,422 net of taxes resulting from the exchange of $67,436 of 5 1/4% Convertible Exchangeable Subordinated Notes due 2018 for new 5 3/4% Cumulative Convertible Preferred Stock.

(4) In connection with the initial public offering in May 1993, the Company ceased to be a Subchapter "S" corporation for federal income tax purposes and thereafter became subject to federal income taxes. The Company's financial statements for the year ended December 31, 1993 include a pro forma provision for taxes as if the Company had been subject to federal income taxes for such period.

(5) Restated to give effect of the three-for two stock split effective March 27, 1997. In 1997, the Company adopted Statement of Financial Accounting Standards Statement No. 128. See Note 1 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the Company's historical financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this report.

         Certain of the matters discussed herein and elsewhere in this Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Interpool to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

GENERAL

         The Company generates revenues through leasing transportation equipment, primarily dry cargo containers and container chassis. Most of the Company's revenues are derived from payments under operating leases and income earned under finance leases, under which the lessee has the right to purchase the equipment at the end of the lease term.

         Revenue derived from an operating lease generally consists of the total lease payment from the customer. In 1997, 1996 and 1995, revenues derived from operating leases were $127.6 million (79% of revenues), $117.0 million (80% of revenues), and $107.5 million (84% of revenues), respectively.

         Revenue derived from a direct finance lease consists only of income recognized over the term of the lease using the effective interest method. The principal component of the direct finance lease payment is reflected as a reduction to the net investment in the direct finance lease. In 1997, 1996 and 1995, total payments from direct finance leases were $94.4 million, $81.1 million and $48.9 million, respectively. The revenue component of total lease payments totalled $33.8 million (21% of revenues), $30.1 million (20% of revenues) and $20.4 million (16% of revenues) in 1997, 1996 and 1995, respectively.

         The Company's mix of operating and direct finance leases is a function of customer preference and demand and the Company's success in meeting those customer requirements. During the initial two years of either an operating lease or a direct finance lease, the contribution to the Company's earnings before interest and taxes is very similar. In subsequent periods, however, the operating lease will generally be more profitable than a direct finance lease, primarily due to the return of principal inherent in a direct finance lease. However, after the long-term portion (and any renewal) of an operating lease expires, the operating lease will have redeployment costs and related risks which are avoided under a direct finance lease.

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

         Certain of the shipping lines to which the Company leases containers are entities domiciled in several Asian countries. In addition, many of the Company's customers are substantially dependent upon shipments of goods exported from Asia. Economic disruption, political instability or military disturbances in these areas of the world could adversely affect the Company. Although the Company has not experienced any material adverse impact on its business as a result of the recent financial conditions in certain Asian markets, there can be no assurance that financial turmoil in one or more of the Asian markets would not adversely affect the Company's business.

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

         In March 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share" which is effective for fiscal 1997. This statement establishes accounting standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic EPS and diluted EPS for companies with complex capital structures.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income and its components, and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes revised reporting and disclosure requirements for operating segments. The Company will adopt Statement Nos. 130 and 131 in the first quarter of 1998 and year-end 1998, respectively. These Statements increase disclosure only and will have no effect on the Company's financial position or results of operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         REVENUES. The Company's consolidated revenues increased to $161.4 million for the year ended December 31, 1997 from $147.1 million in the year ended December 31, 1996, an increase of $14.3 million or 10%. Of this increase, $6.5 million was attributable to increased container revenue resulting from an increased container fleet size which by year-end had grown by approximately 125,000 TEUs from the previous year. Chassis revenue also increased by $5.2 million with the fleet increasing to 63,000 units from the previous level of 57,000 and chassis utilization increasing to 96%. Also contributing to the increased revenue was a $1.5 million successful legal claim recovery.

         Revenue from other business increased by $1.1 million in 1997 primarily due to increased micro computer leasing revenues of $1.6 million and increased railcar leasing revenue of $.1 million. Partially offsetting the increase in other business operations revenue was a reduction in intermodal trailer leasing revenue of $.6 million.

         LEASE OPERATING AND ADMINISTRATIVE EXPENSES. The Company's lease operating and administrative expenses increased to $39.8 million for the year ended December 31, 1997 from $30.7 million in the year ended December 31, 1996, an increase of $9.1 million. The increase was due to higher operating expenses of $6.9 million resulting from expanded operations generating increased maintenance and repair, positioning, commission, insurance and other operating expenses. Also due to expanded operations and inflation, higher administrative costs of $2.2 million were incurred. The increased expenses were primarily incurred in the domestic intermodal division operations.

         DEPRECIATION AND AMORTIZATION. The Company's depreciation and amortization expenses increased to $35.6 million in the year ended December 31, 1997 from $32.0 million in the year ended December 31, 1996, an increase of $3.6 million. The increase was due to expanded operating lease fleet size. Partially offsetting the increase was the change in the estimated depreciable lives and salvage value for chassis resulting in a reduction of expense of $.9 million.

         GAIN (LOSS) ON SALE OF LEASING EQUIPMENT. The Company's gain on sale of leasing equipment decreased to $.5 million in the year ended December 31, 1997 from $.9 million in the year ended December 31, 1996.

         INTEREST EXPENSE, NET. The Company's net interest expense increased to $48.9 million in the year ended December 31, 1997, from $39.5 million in the year ended December 31, 1996, an increase of $9.4 million. The issuance of capital securities increased interest expense by $6.8 million. Also during the third quarter of 1997 the issuance of $225 million of unsecured notes increased interest expense by $.9 million because of the excess of interest expense over interest income until the proceeds were deployed. The remaining increase was due to increased financings necessary to fund capital expenditures.

         PROVISION FOR INCOME TAXES. The Company's provision for income taxes decreased to $4.5 million in the year ended December 31, 1997 from $7.8 million in the year ended December 31, 1996 due to a lower effective tax rate resulting from lower taxable income in the domestic intermodal division including higher deductible interest expense on new borrowings in 1997 mentioned previously.

         INCOME BEFORE EXTRAORDINARY LOSS. As a result of the factors described above, the Company's income before extraordinary loss decreased to $33.1 million in the year ended December 31, 1997 from $34.2 million in the year ended December 31, 1996.

         EXTRAORDINARY LOSS. The Company recorded extraordinary losses on the retirement of debt of $5.4 million in the year ended December 31, 1997.

         NET INCOME. As a result of the factors described above, the Company's net income decreased to $27.7 million in the year ended December 31, 1997 from $34.2 million in the year ended December 31, 1996.

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

         NON-RECURRING CHARGES. In 1996, the Company recorded a non-recurring charge of $2.4 million for accumulated dividends of its subsidiary, Trac Lease, Inc. which resulted from the acquisition of the outstanding preferred stock of Trac Lease, Inc. through the issuance of Interpool, Inc. preferred stock. Also, the Company incurred a charge of $1.5 million for the expenses of an initial public offering of its subsidiary, Interpool Limited, which was withdrawn in the fourth quarter of 1996.

         NET INCOME. As a result of the factors described above, the Company's net income increased to $34.2 million in the year ended December 31, 1996 from $32.0 million in the year ended December 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

         The Company uses funds from various sources to finance the acquisition of equipment for lease to customers. The primary funding sources are cash provided by operations and borrowings, generally from banks, the issuance of capital lease obligations and the sale of the Company's debt securities. In addition, the Company generates cash from the sale of equipment being retired from the Company's fleet. In general, Interpool seeks to meet debt service requirements from the leasing revenue generated by its equipment. Since 1990, the Company has been steadily increasing its fleet of containers and adding to its portfolio of finance leases. The Company generated cash flow from operations of $134.9 million, $123.6 million, and $72.8 million in 1997, 1996 and 1995, respectively. In 1997 net cash provided by financing activities was $150.5 million resulting from the issuance of debt and capital securities in excess of debt payments, debt retirements and dividends paid. In 1996 and 1995, net cash provided by financing activities was $21.7 million and $155.4 million, the result of the proceeds from the issuance of debt in excess of debt repayment and dividends paid. The Company has purchased equipment costing $263.8 million in 1997, $166.6 million in 1996 and $273.6 million in 1995. In July and August 1997, The Company issued $225 million of ten year notes, comprised of $150 million of 7.35% Notes due 2007 and $75 million of 7.20% Notes due 2007. These Notes represent the Company's first issues of senior unsecured debt. The net proceeds from these offerings were used to repay secured indebtedness, the purchase equipment and for other investments.

         On January 27, 1997, Interpool Capital Trust, a Delaware business trust and special purpose entity (the "Trust"), issued 75,000 shares of 9-7/8% Capital Securities with an aggregate liquidation preference of $75,000 (the "Capital Securities") for proceeds of $75,000. Costs associated with the transaction amounted to approximately $1,700 and were borne by the Company. Interpool owns all the common securities of the Trust. The proceeds received by the Trust from the sale of the Capital Securities were used by the Trust to acquire $75,000 of 9-7/8% Junior Subordinated Deferrable Interest Debentures due February 15, 2027 of the Company (the "Debentures"). The sole asset of the Trust is $77,320 aggregate principal amount of the Debentures. The Capital Securities represent preferred beneficial interests in the Trust's assets. Distributions on the Capital Securities are cumulative and payable at the annual rate of 9-7/8% of the liquidation amount, semi-annually in arrears and commenced February 15, 1997. The Company has the option to defer payment of distributions for an extension period of up to five years if it is in compliance with the terms of the Capital Securities. Interest at 9-7/8% will accrue on such deferred distributions throughout the extension period. The Capital Securities will be subject to mandatory redemption upon repayment of the Debentures to the Trust. The redemption price decreases from 104.975% of the liquidation preference in 2007 to 100% in 2017 and thereafter. Under certain limited circumstances, the Company may, at its option, prepay the Debentures and redeem the Capital Securities prior to 2007 at a prepayment price specified in the governing instruments. The obligations of the Company under the Debentures, under the Indenture pursuant to which the Debentures were issued, under certain guarantees and under certain back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the Capital Securities.

       The Company used $52.9 million of net proceeds from the sale of the Debentures to the Trust to redeem 509,964 shares of the Company's 5 3/4% Cumulative Convertible Preferred Stock (the "Preferred Stock") on March 10, 1997 at a redemption price of 103.675% of the liquidation value.

         On March 10, 1997 a total of 248,730 shares, or $24.9 million in aggregate liquidation value, of the Company's 5 3/4% Cumulative Convertible Preferred Stock (representing 32.78% of the outstanding shares of Preferred Stock) were converted into a total of 1,596,446 shares of Common Stock. Currently, there are no shares of Preferred Stock outstanding.

         On March 27, 1997 the Company effected a three-for-two stock split.

         The Company has a $200.0 million revolving credit facility from a group of commercial banks; on December 31, 1997, $85.0 million was outstanding. The term of this facility extends until May 31, 1999 (unless the lenders elect to renew the facility) at which time a maximum of 10% of the amount then outstanding becomes due, with the remainder becoming payable in equal monthly installments over a five year period. In addition, the Company has operational lines of credit with banks of $84.0 million . As of December 31, 1997, $57.3 million was outstanding under these lines.

         In July and August 1997, the Company issued $225 million of ten year notes, comprised of $150 million of 7.35% Notes due 2007 and $75 million of 7.20% Notes due 2007. These Notes represent the Company's first issues of senior unsecured debt. The net proceeds from these offerings were used to repay secured indebtedness, to purchase equipment and for other investments.

         At December 31, 1997, the Company had total debt outstanding of $744.2 million. Subsequent to December 31, 1997, Interpool has continued to incur and repay debt obligations in connection with financing its equipment leasing activities. On February 24, 1998, the Company issued $100 million principal amount of 6-5/8% Notes due 2003. The net proceeds were used to repay borrowings under the revolving credit agreement and for other general corporate purposes.

         As of December 31, 1997, commitments for capital expenditures for containers and chassis totalled approximately $45.0 million. The Company expects to fund such capital expenditures from the Company's operations and borrowings under its available credit facilities and new lease financings, as well as from additional funds raised through the issuance of debt securities in private and/or public markets.

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

         The following table sets forth certain historical cash flow information for the three years ended December 31, 1997.

                                                             Year Ended December 31,
                                                             -----------------------
                                                            1997       1996     1995
                                                            ----       ----     ----
                                                              (dollars in millions)

Net cash provided by operating activities ............   $  134.9  $  123.6  $   72.8
Proceeds from disposition of leasing equipment .......        5.1       5.7       6.7
Acquisition of leasing equipment .....................     (105.9)    (67.5)   (167.9)
Investment in direct financing leases ................     (157.8)    (99.1)   (105.7)
Net proceeds of issuance of long-term debt and capital
lease obligations in excess of payment of long-term
debt and capital lease obligations ...................      139.0      31.6     156.2




         The Company invests its available funds in financial instruments and on occasion makes investments in other businesses.

         From time to time, the Company may enter into discussions with third parties regarding potential acqui- sitions or business combinations. If additional capital were to be required for any such acquisition, there can be no assurance that such additional capital would be available on terms acceptable to the Company.

         On January 27, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission under which the Company may offer from time to time up to $400 million aggregate principal amount of its debt and/or equity securities. As of March 27, 1998, this registration statement has not yet become effective.

         The Company entered into a five year interest rate swap contract in 1996 with a notional amount of $80 million to convert variable rate debt into fixed rate debt. The maturity of this contract coincides with the principal and maturity of the underlying debt instruments hedged. The notional amount was reduced for 1997 when a portion of the debt was retired. At December 31, 1997, the notional amount was approximately $51 million. Interest rate swap contracts are intended to be an integral part of borrowing transactions and, therefore are not recognized at fair value. Interest differentials paid or received under these contracts are recognized as yield adjustments to the effective yield of the underlying debt instruments hedged. Interest rate swap contracts would only be recognized at fair value if the hedged relationship is terminated. Gains or losses accumulated prior to termination of the relationship would be amortized as a yield adjustment over the shorter of the remaining life of the contract, or the remaining period to maturity of the underlying debt instrument hedged. If the contract remained outstanding after termination of the hedged relationship, subsequent changes in market value of the contract would be recognized in earnings. The Company does not use leveraged swaps and does not use leverage in any of its investment activities that would put principal capital at risk.

UNITED STATES FEDERAL INCOME TAX

         Commencing with its year ended December 31, 1993, the Company has been subject to federal and state income taxes as a Subchapter "C" corporation under the Internal Revenue Code (the "Code"). The Company, Trac Lease, Inc. and other United States subsidiaries file a consolidated United States federal income tax return. This consolidated group is liable for federal income taxes on its worldwide income.

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

         Based upon current management projections, Interpool will likely be considered a personal holding company for federal income tax purposes in 1998 (and possibly in subsequent years). If Interpool or any of its subsidiaries were to be classified as a personal holding company for federal income tax purposes, in addition to its regular federal income tax liability, Interpool's or such subsidiary's undistributed personal holding company income (generally, taxable income with certain adjustments, including a deduction for federal income taxes and dividends paid) would be subject to a personal holding company tax of 39.6%. Management anticipates that in 1998 Interpool's current level of dividends would be sufficient to avoid having any undistributed personal holding company income, and thus does not anticipate that there will be any personal holding company tax imposed in 1998. There can be no assurance, however, that the Company will not at some point in the future become liable for such personal holding company tax. Furthermore, the Company may at some point in the future elect to increase the dividend rate on its common stock in order to avoid such tax.

         TRAC LEASE. Trac Lease has approximately $15.6 million of net operating loss carryforwards for federal income tax purposes, which may be used only to offset the income of Trac Lease and, if not utilized, will expire between 2005 and 2006. The use of substantially all these loss carryforwards is subject to a number of limitations under federal tax laws.

         INTERPOOL LIMITED. Under certain circumstances, the Company may be liable for United States federal income taxes on earnings of Interpool Limited and any other foreign subsidiaries of the Company, whether or not such earnings are distributed to the Company. This would occur if Interpool Limited realized "Subpart F income" as defined in the Code, if it were deemed to be a foreign personal holding company or a passive foreign investment company, if it were to have an increase in earnings invested in United States property.

         Subpart F income includes foreign personal holding company income, such as dividends, interest and rents. Although a substantial portion of Interpool Limited's income consists of rents from container leasing activities, the Company believes that such rents are not Subpart F income because they are derived from the active conduct of a trade or business and received from unrelated persons. However, Interpool Limited has received some dividend and interest income in 1995 and 1996, which was taxed as Subpart F income.

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


YEAR 2000

        Management is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The major issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail.

        The Company is utilizing primarily internal resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be complete by early 1999, allowing adequate time for testing. Management has not yet fully assessed the year 2000 compliance expense but does not believe the cost to be material to the Company's financial position, results of operations or cash flows.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 Page No.

INTERPOOL, INC.

Report of Independent Public Accountants.........................   22

Consolidated Balance Sheets--At December 31, 1997 and 1996.......   23

Consolidated Statements of Income
     For the Years Ended December 31, 1997, 1996, and 1995.......   24

Consolidated Statements of Stockholders' Equity
     For the Years Ended December 31, 1997, 1996 and 1995........   25

Consolidated Statements of Cash Flows
     For the Years Ended December 31, 1997, 1996 and 1995........   26

Notes to Consolidated Financial Statements.......................   27

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Interpool, Inc.:


We have audited the accompanying consolidated balance sheets of Interpool, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interpool, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                           Arthur Andersen LLP




New York, New York
February 24, 1998




                       INTERPOOL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996
               (dollars in thousands, except per share amounts)

   ASSETS                                                                             1997            1996
                                                                                      ----            ----
CASH AND SHORT-TERM INVESTMENTS ................................................   $    30,402    $    45,333
MARKETABLE SECURITIES ..........................................................        12,574         24,722
ACCOUNTS AND NOTES RECEIVABLE, less allowance
  of $3,633 and $2,506, respectively ...........................................        27,448         28,818
NET INVESTMENT IN DIRECT FINANCING LEASES ......................................       363,366        264,955
OTHER RECEIVABLES, net including amounts from related parties of
  $13,433 and $13,433, respectively ............................................        35,744         14,721
LEASING EQUIPMENT, at cost .....................................................       745,351        650,734
  Less - Accumulated depreciation and amortization .............................      (136,989)      (109,363)
                                                                                   -----------    -----------
LEASING EQUIPMENT, net .........................................................       608,362        541,371
                                                                                   -----------    -----------
OTHER ASSETS ...................................................................        36,560         19,498
                                                                                   -----------    -----------
   TOTAL ASSETS ................................................................   $ 1,114,456    $   939,418
                                                                                   ===========    ===========


   LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES, including $21,532 due
  to a related party in 1996 ...................................................   $    26,139    $    38,338
INCOME TAXES:
  Current ......................................................................           836            978
  Deferred .....................................................................        15,269         14,353
                                                                                   -----------    -----------
                                                                                        16,105         15,331
                                                                                   -----------    -----------
DEFERRED INCOME ................................................................         2,030          1,970
DEBT AND CAPITAL LEASE OBLIGATIONS, including $3,750 and
  $5,007 due to a related party, respectively:
    Due within one year ........................................................        74,830         80,831
    Due after one year .........................................................       669,397        521,873
                                                                                   -----------    -----------
                                                                                       744,227        602,704
                                                                                   -----------    -----------
COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
    SECURITIES IN SUBSIDIARY GRANTOR TRUSTS (holding solely
    junior subordinated deferrable interest debentures of the Company) (75,000
    shares 97/8% Capital Securities outstanding, liquidation preference $75,000)        75,000           --
MINORITY INTEREST IN EQUITY OF SUBSIDIARIES ....................................           509           529
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued
    at December 31, 1997 .......................................................          --             --
  5 1/4% Cumulative Convertible Preferred stock, par value $.001 per share;
    1,640 shares authorized at December 31, 1996, none issued ..................          --             --
  5 3/4% Cumulative Convertible Preferred Stock, par value $.001 per share;
    760,054 shares authorized, 758,694 outstanding, liquidation preference
    $75,869 at December 31, 1996 ...............................................          --                1
  Common stock, par value $.001 per share;  100,000,000 shares authorized,
    27,551,728 outstanding at December 31, 1997 and 25,953,945 at
      December 31, 1996 ........................................................            28             26
  Additional paid-in capital ...................................................       124,046        170,172
  Retained earnings ............................................................       125,657        109,837
  Net unrealized gain on marketable securities .................................           715            510
                                                                                   -----------    -----------
                                                                                       250,446        280,546
                                                                                   -----------    -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................................   $ 1,114,456    $   939,418
                                                                                   ===========    ===========

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       INTERPOOL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
               (dollars in thousands, except per share amounts)

                                                             1997         1996         1995
                                                          ---------    ---------    ---------
REVENUES ..............................................   $ 161,425    $ 147,148    $ 127,925
COST AND EXPENSES:
  Lease operating expenses ............................      25,259       18,361       18,857
  Administrative expenses .............................      14,573       12,370       11,773
  Depreciation and amortization of leasing equipment ..      35,611       31,976       28,027
  Gain on sale of leasing equipment ...................        (492)        (932)      (1,484)
  Interest expense ....................................      54,131       42,784       39,050
  Interest income .....................................      (5,248)      (3,299)      (3,968)
  Non-recurring charges ...............................        --          3,892         --
                                                          ---------    ---------    ---------
                                                            123,834      105,152       92,255
                                                          ---------    ---------    ---------
      Income before provision for income taxes
        and extraordinary gain/(loss) .................      37,591       41,996       35,670

PROVISION FOR INCOME TAXES ............................       4,500        7,800        6,125
                                                          ---------    ---------    ---------
      Income before extraordinary items ...............      33,091       34,196       29,545
Extraordinary gain/(loss) on debt retirement,
      net of applicable taxes of $(1,825), - and $1,683      (5,428)        --          2,422
                                                          ---------    ---------    ---------

          Net income ..................................     $27,663    $  34,196    $  31,967
                                                          =========    =========    =========
INCOME PER SHARE BEFORE EXTRAORDINARY ITEMS AND
PREMIUM PAID ON REDEMPTION OF PREFERRED STOCK
      Basic ...........................................   $    1.17    $    1.24    $    1.09
                                                          =========    =========    =========
      Diluted .........................................   $    1.13    $    1.16    $    1.02
                                                          =========    =========    =========
Extraordinary gain/(loss) per share:
     Basic ............................................   $   (0.20)          NA    $    0.09
                                                          =========    =========    =========
     Diluted ..........................................   $   (0.18)          NA    $    0.08
                                                          =========    =========    =========
PREMIUM PAID ON REDEMPTION OF PREFERRED STOCK
     Basic ............................................   $   (0.24)          NA           NA
                                                          =========    =========    =========
     Diluted ..........................................   $   (0.23)          NA           NA
                                                          =========    =========    =========

NET INCOME PER SHARE:
     Basic ............................................   $    0.73    $    1.24    $    1.19
                                                          =========    =========    =========
    Diluted ...........................................   $    0.71    $    1.16    $    1.10
                                                          =========    =========    =========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING (in thousands)
      Basic ...........................................      27,552       25,953       25,953
                                                          =========    =========    =========
      Diluted .........................................      29,370       31,438       30,533
                                                          =========    =========    =========



         The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTERPOOL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                       (dollars and shares in thousands)


                                             Preferred Stock            Common Stock                               Net Unrealized
                                         ----------------------    ---------------------  Additional               Gain (Loss) on
                                                        Par                     Par         Paid-in     Retained     Marketable
                                          Shares        Value       Shares      Value       Capital     Earnings     Securities
                                         ---------    ---------    ---------   ---------   ---------    ---------    ---------

BALANCE, January 1, 1995 .............        --           --         25,953   $      26   $ 102,222    $  55,308       (1,409)

   Net income ........................        --           --           --          --          --         31,967         --
   Change in net unrealized gain on
      marketable securities ..........        --           --           --          --          --           --          1,479
   Exchange of debt for preferred
      stock ..........................         674            1         --          --        61,029         --           --
   Cash dividends declared:
      Preferred stock ................        --           --           --          --          --           (819)        --
      Common stock ...................        --           --           --          --          --         (3,114)        --
                                         ---------    ---------    ---------   ---------   ---------    ---------    ---------

BALANCE, December 31, 1995 ...........         674    $       1       25,953   $      26   $ 163,251    $  83,342    $      70
   Net income ........................        --           --           --          --          --         34,196         --
   Change in net unrealized gain on
      marketable securities ..........        --           --           --          --          --           --            440
   Trac Lease minority interest
      acquisition ....................          84         --           --          --         6,892         --           --
   Exchange of debt for preferred
      stock ..........................           1         --           --          --            29         --           --
   Cash dividends declared:
      Preferred stock ................        --           --           --          --          --         (4,241)        --
      Common stock ...................        --           --           --          --          --
                                              --           --           --          --          --         (3,460)        --
                                         ---------    ---------    ---------   ---------   ---------    ---------    ---------
BALANCE, December 31, 1996 ...........         759    $       1       25,953   $      26   $ 170,172    $ 109,837    $     510

   Net income ........................        --           --           --          --          --         27,663         --
   Change in net unrealized gain on
      marketable securities ..........        --           --           --          --          --           --            205
   Redemption of preferred stock .....        (510)          (1)        --          --       (46,154)      (6,716)        --
   Conversion of preferred stock .....        (249)        --          1,597           2          (2)        --           --
   Conversion of  subordinated notes .        --           --              2        --            30         --           --
   Cash dividends declared:
      Preferred stock ................        --           --           --          --          --           (994)        --
      Common stock ...................        --           --           --          --          --         (4,133)        --
                                         ---------    ---------    ---------   ---------   ---------    ---------    ---------
BALANCE, December 31, 1997 ...........           0    $       0       27,552   $      28   $ 124,046    $ 125,657    $     715



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTERPOOL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                            (dollars in thousands)

                                                                            1997          1996        1995
                                                                          ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................................   $  27,663    $  34,196    $  31,967
  Adjustments to reconcile net income to net cash
    provided by operating activities--
      Extraordinary loss/(gain) on retirement of debt .................       5,428         --         (2,422)
      Cumulative dividend on preferred stock of subsidiary ............        --          2,392         --
      Depreciation and amortization ...................................      37,439       33,371       28,958
      Gain on sale of leasing equipment ...............................        (492)        (932)      (1,484)
      Collections on net investment in direct
        financing leases ..............................................      94,384       81,051       48,880
      Income recognized on direct financing leases ....................     (33,820)     (30,143)     (20,366)
      Provision for uncollectible accounts ............................       1,972        1,126          819
      Changes in assets and liabilities--
        Accounts and notes receivable .................................        (137)      (4,159)      (6,141)
        Other assets ..................................................      (9,159)        (976)      (9,656)
        Accounts payable and accrued expenses .........................       9,054          533         (942)
        Income taxes payable ..........................................       2,571        5,144        3,367
        Other .........................................................          (9)       2,012         (198)
                                                                          ---------    ---------    ---------
      Net cash provided by operating activities .......................     134,894      123,615       72,782
                                                                          ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of leasing equipment ....................................    (105,905)     (67,538)    (167,885)
  Proceeds from dispositions of leasing equipment .....................       5,115        5,674        6,742
  Investment in loan receivable .......................................     (21,514)        --           --
  Investment in direct financing leases ...............................    (157,845)     (99,064)    (105,758)
  Changes in marketable securities and other investing activities .....     (20,204)      20,758        9,819
   Net cash used for investing activities .............................    (300,353)    (140,170)    (257,082)

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt ............................     389,042      122,123      199,365
  Payment of long-term debt and capital lease obligations .............    (253,985)     (90,493)     (43,150)
  Proceeds from issuance of capital securities ........................      73,300         --           --
  Redemption of preferred stock .......................................     (52,871)        --           --
  Dividends paid ......................................................      (4,958)      (9,950)        (819)
                                                                                       ---------    ---------
             Net cash provided by financing activities ................     150,528       21,680      155,396
                                                                                       ---------    ---------
             Net increase (decrease) in cash and short-term investments     (14,931)       5,125      (28,904)
CASH AND SHORT-TERM INVESTMENTS, beginning of year ....................      45,333       40,208       69,112
                                                                          ---------    ---------    ---------
CASH AND SHORT-TERM INVESTMENTS, end of year ..........................   $  30,402    $  45,333    $  40,208
                                                                          =========    =========    =========
  Supplemental schedule of non-cash financing activities:
    Exchange of 5 1/4% Convertible Exchangeable Subordinated Notes for
      5 3/4Cumulative Convertible Preferred Stock .....................        --           --      $  67,436
    Acquisition of subsidiary common and preferred stock in exchange
      for Company's 5 3/4% Cumulative Convertible Preferred Stock .....        --      $   6,892         --



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

TRANSLATION OF FOREIGN CURRENCIES--

The Company considers the U. S. dollar its functional currency and therefore, translates foreign currency statements using an average exchange rate for revenue and expense accounts and the rate of exchange in effect at the balance sheet date for assets and liabilities. Substantially all transactions are U.S. dollar denominated.

REVENUES--

Equipment leasing revenues include revenue from operating leases and income on direct financing leases, which is recognized over the term of the lease using the effective interest method.

LEASING EQUIPMENT--

As of December 31, 1997, in excess of 98% of leasing equipment is on lease to customers. The net value of equipment available for hire is not material.


Depreciation and amortization of leasing equipment (both equipment currently on-lease to customers and available for hire) are provided under the straight-line method based on the following estimated useful lives:

         Dry freight standard containers.....................12 1/2 to 15 years
         Chassis.............................................15 years
         Other...............................................3 to 25 years

Effective July 1, 1997, the Company revised its estimate of the depreciation life of chassis from 20 years to 15 years and also changed the estimated salvage value of these chassis from one thousand two hundred dollars per unit to two thousand six hundred dollars per unit. The effect of this change was to decrease depreciation expense by $853 for the six months ended December 31, 1997.

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

During 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 did not have any impact on the Company's financial statements.

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

Sales of available-for-sale securities for the twelve months ended December 31, 1997 and 1996 resulted in proceeds of $26,523 and $2,852, gross gains of $410 and $583, and gross losses of $215 and $135. There were no transfers of available-for-sale securities to another category. No net unrealized holding gains or losses have been included in income for the periods ended December 31, 1997 and 1996.

For the twelve months ended December 31, 1997 and 1996 the change in gross unrealized gain on available-for-sale securities was $216 and $474 with a corresponding tax increase effect of $11 and $34 resulting in a cumulative net unrealized holding gain of $715 and $510.

The amortized cost and estimated fair value of available for sale securities as of December 31, 1997 and 1996 are as follows:

                                                                   Gross
                                                                 Unrealized
                                           Amortized      Holding      Holding      Estimated
                                              Cost         Gains       Losses       Fair Value
                                           ---------      -------      -------      ----------
   1997
     U.S. Treasury....................       $1,808        $106        $  -           $1,914
     Other Debt Securities............        6,401         600          (258)         6,743
     Equity Securities................        3,356         927          (366)         3,917
                                            -------      ------       -------       --------
                                            $11,565      $1,633         $(624)       $12,574
                                            =======      ======       =======       ========
   1996
     U.S. Treasury....................      $14,945      $   14        $   (2)       $14,957
     Other Debt Securities............        2,385           -           (64)         2,321
     Equity Securities................        6,577         867           -            7,444
                                            -------      ------       -------       --------
                                            $23,907        $881          $(66)       $24,722
                                            =======      ======       =======       ========


The amortized cost and estimated fair value of U.S. Treasury and other debt securities, by contractual maturity, are shown below:

                                                      Amortized     Estimated
                                                         Cost       Fair Value
                                                         ----       ----------
      Due in one year.............................      $4,750        $4,734
      Due after one year through five years.......       1,028         1,630
      Due after five years........................       2,431         2,293

FAIR VALUE OF FINANCIAL INSTRUMENTS--

The carrying amount of cash and short-term investments, trade receivables and payables, accrued interest receivable and payable and the current portion of long-term debt approximate fair value. There are no quoted market prices for the Company's long-term debt, capital securities and interest rate swap contracts; however, the Company believes that the carrying amount of these instruments reasonably approximates fair value.

CONCENTRATION OF CREDIT RISK--

The Company extends credit to its customers after extensive credit evaluation. At December 31, 1997 approximately 29% of accounts receivable and notes receivable and 87% of the net investment in direct financing leases were from customers outside of the United States. At December 31, 1996, approximately 36% of accounts receivable and notes receivable and 84% of the net investment in direct financing leases were from customers outside of the United States.

The Company's credit exposure to Korean and Indonesian customers at December 31, 1997 represented 4% of accounts receivable and notes receivable and 21% of the net investment in direct financing leases. During 1997, 6% of the Company's consolidated revenues were from these customers.

In 1997, 1996 and 1995 the Company's top 25 customers represented approximately 64%, 66% and 67%, respectively, of its consolidated revenues, with no single customer accounting for more than 7%.

NET INCOME PER SHARE--

At year-end 1997, the Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted income per share.

Basic net income per share is computed by deducting preferred dividends (and in 1996 adding $2,392 of non- recurring charge for cumulative dividends described in Note 8) from net income to arrive at income attributable to common stockholders. This amount is then divided by the weighted average number of shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options and shares issuable upon the conversion of the 5 3/4% Cumulative Convertible Preferred Stock and the 5 1/4% Convertible Exchangeable Subordinated Notes have been added to the weighted shares outstanding and interest expense net of tax effect on the notes has been added to net income in the diluted earnings per share computation. Per share amounts and common shares outstanding have been restated to give effect to the three-for-two stock split effected March 27, 1997 described in Note 12.

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                                  (in thousands)
                                                       1997           1996            1995
                                                       ----           ----            ----
Average common shares outstanding                     27,552         25,953          25,953
Common shares issuable (1)                             1,818          5,485           4,600
Average common shares outstanding assuming dilution   29,370         31,438          30,553


(1) Issuable primarily under stock option plans in 1997 and both stock option plans and conversion of convertible securities in 1996 and 1995.

Stock options outstanding at December 31, 1997 to purchase 1.5 million shares of common stock were not included in the computation of net income per share assuming dilution because the options' exercise prices were greater than the average market price of the common shares.

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

(2)  INCOME TAXES:

Significant components of deferred tax assets and liabilities as of December 31, 1997 and 1996 were as follows:

                                                           1997       1996
                                                           ----       ----
     Deferred tax assets--
       Loss carryforwards ...........................    $17,570    $10,783
       Finance leases receivable.....................      2,414      2,615
       Other, primarily operating reserves...........      3,026      2,895
                                                         -------    -------
               Total deferred tax assets ............     23,010     16,293

     Deferred tax liabilities--
     Operating property, net ........................     36,200     28,404
       Other ........................................      2,079      2,242
                                                         -------    -------
               Total deferred tax liabilities........     38,279     30,646
                                                         -------    -------
               Net deferred tax liability ...........    $15,269    $14,353
                                                         =======    =======


One of the Company's subsidiaries has tax net operating loss carryforwards
(NOLs) for Federal income tax purposes totalling approximately $15.6 million which may be used only to offset that subsidiary's income. These NOLs, if not utilized, will expire between 2005 and 2006.

A significant subsidiary of the Company is a Barbados corporation. Under the terms of a protocol between the United States and Barbados, the subsidiary's leasing income is fully taxable by Barbados, but exempt from U.S. Federal taxation. For the years 1991 through 1997, the Barbados tax rate was a maximum of 2 1/2% of income earned in Barbados. No deferred U.S. Federal income taxes have been provided on the unremitted earnings of the subsidiary since it is the Company's intention to indefinitely reinvest such earnings. At December 31, 1997 unremitted earnings of this subsidiary were approximately $120,000. The deferred U.S. Federal Income taxes related to the unremitted earnings of this subsidiary would be approximately $40,000, assuming these earnings are taxable at the U.S. statutory rate, net of foreign tax credits.

A reconciliation of the U. S. statutory tax rate to the actual tax rate follows:

                                                                            1997         1996     1995
                                                                            ----         ----     ----
  U. S. statutory rate..................................................    35.0%        35.0%    35.0%
  Difference due to operation of subsidiary
    in Barbados.........................................................   (28.2)       (24.3)   (22.3)
  Federal taxes on foreign income.......................................     3.6          3.1      2.9
  State taxes...........................................................     1.7          2.4      3.1
  Reversal of tax reserves..............................................      -            -      (1.6)
  Cumulative dividends on Trac Lease, Inc. preferred stock..............      -           2.0       -
  Other.................................................................    (0.1)         0.4      0.1
                                                                            ----        -----     ----
                   Actual tax rate .....................................    12.0%        18.6%    17.2%

The 1995 tax provision reflects the reversal of certain tax reserves that are no longer deemed necessary.

The provision for income taxes reflected in the accompanying consolidated statements of income is as follows:

                                         1997            1996            1995
                                        ------          ------          ------
U. S .........................          $3,990          $7,210          $5,607
Other ........................             510             590             518
                                        ------          ------          ------
                                        $4,500          $7,800          $6,125
                                        ======          ======          ======

Current ......................          $2,511          $2,950          $2,874
Deferred .....................           1,989           4,850           3,251
                                        ------          ------          ------
                                        $4,500          $7,800          $6,125
                                        ======          ======          ======

For further information regarding the Company's tax structure reference is made to Item 7 of this Form 10-K.


(3)  LEASING ACTIVITIES:

AS LESSEE--

The net book value of assets acquired through capital leases was $232,162 at December 31, 1997. The aggregate capital lease obligations, secured by equipment, with installments payable in varying amounts through 2008, were $223,494 at December 31, 1997.

As of December 31, 1997, the annual maturities of capital leases and related interest were as follows:


                                     Payment        Interest       Principal
                                     -------        --------       ---------
     1998 ........................   $41,801         $14,355        $27,446
     1999 ........................    33,775          12,537         21,238
     2000 ........................    34,521          10,962         23,559
     2001 ........................    32,255           9,307         22,948
     2002 ........................    23,042           8,023         15,019
     Thereafter ..................   130,558          17,274        113,284
                                     -------          ------        -------
                                    $295,952         $72,458       $223,494
                                    ========         =======       ========

The Company leases office space and certain leasing equipment under operating leases expiring at various dates through 2001. Rental expense under operating leases aggregated $3,728, $3,838 and $3,753 for the periods ended December 31, 1997, 1996 and 1995, respectively.

As of December 31, 1997, the aggregate minimum rental commitment under operating leases having initial or remaining noncancellable lease terms in excess of one year was as follows:

     1998 ...................................................   $2,399
     1999 ...................................................    1,584
     2000....................................................      953
     2001 .................................................         87
                                                                ------
                                                                $5,023
                                                                ======

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

                                                    December 31, 1997
                                         -------------------------------------
                                                       Unearned
                                         Total Lease    Lease       Net Lease
                                         Receivables    Income     Receivables
                                         -----------    ------     -----------
     1998 ............................   $125,166       $29,528      $95,638
     1999 ............................    101,759        21,740       80,019
     2000 ............................     85,032        12,979       72,053
     2001 ............................     64,298         8,529       55,769
     2002 ............................     41,575         5,143       36,432
     Thereafter ......................     25,466         2,011       23,455
                                         --------       -------     --------
                                         $443,296       $79,930     $363,366
                                         ========       =======     ========


As of December 31, 1997, the Company also had noncancelable operating leases, under which it will receive future minimum rental payments as follows:

     1998 .......................................   $28,479
     1999 ........................................   12,914
     2000 .......................................     4,419
     2001 ........................................    1,365
                                                    -------
                                                    $47,177
                                                    =======



Effective January 1, 1995 the Company began capitalizing lease commissions and amortizing this cost over the average life of the related lease contract. At December 31, 1997 and 1996, $3,066 and $2,199 of these commissions were included in other assets.

(4)  DEBT:

Debt consists of notes and loans with installments payable in varying amounts through 2003, with effective interest rates of approximately 5.8% to 8.0% and a weighted average rate of 6.86% in 1997. The principal amount of debt payable under fixed rate contracts is $327,414. Remaining debt is payable under floating rate arrangements. Approximately $51,000 of floating rate debt outstanding has been converted to fixed rate debt through the use of interest rate swaps as described below. The agreements contain certain covenants which, among other things, provide for the maintenance of specified levels of tangible net worth (as defined) and a maximum debt to net worth ratio. At December 31, 1997, under covenants in the Company's loan agreement approximately $87,500 of retained earnings were available for dividends. The Company was in compliance with its debt covenants at December 31, 1997.

As of December 31, 1997, the annual maturities of notes and loans, net of interest thereon were as follows:

     1998 .........................................     $ 47,384
     1999 .........................................       90,752
     2000 .........................................       48,085
     2001..........................................       46,239
     2002..........................................       31,753
     Thereafter ...................................      256,520
                                                        --------
                                                        $520,733
                                                        ========


The Company has a $200,000 credit facility from a group of commercial banks; on December 31, 1997, $85,000 was outstanding. The term of this facility extends until May 31, 1999 (unless the lenders elect to renew the facility) at which time a maximum of 10% of the amount then outstanding becomes due, with the remainder becoming payable in equal monthly installments over a five year period. In addition, the Company has operational lines of credit with banks of $84,000. As of December 31, 1997, $57,349 was outstanding under these lines, $13,998 is reflected above as due in 1998 with the remaining $43,351 in 1999.

In July and August, 1997, the Company issued $225,000 of ten year notes, comprised of $150,000 of 7.35% Notes due 2007 and $75,000 of 7.20% Notes due 2007. These Notes represent the Company's first issues of senior unsecured debt. The net proceeds from these offerings were used to repay secured indebtedness, to purchase equipment and for other investments. At December 31, 1997, borrowing outstanding on an unsecured basis totalled $268,351.

On February 24, 1998, the Company issued $100,000 principal amount of 65/8% Notes due 2003. The net proceeds were used to repay borrowings under the revolving credit agreement and for other general corporate purposes.

In 1996, the Company entered into a five year interest rate swap contract with a notional amount of $80,000 to convert variable rate debt into fixed rate debt. The maturity of this contract coincides with the maturity of the underlying debt instruments hedged. In 1997, a portion of the debt instrument hedged was retired and the related portion of the swap contract was closed. In 1995, the Company entered into and closed out an interest rate swap contract with a notional amount of $82,021 which was designated as a hedge to protect against increases in interest rates for debt instruments which were secured in 1995. The close out value of the swap was amortized as a yield adjustment over the remaining period to maturity of the debt instruments hedged. In 1997, the debt instruments hedged were retired and the unamortized swap value was recognized as part of the extraordinary loss on retirement of debt.

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

(5)  RETIREMENT AND EXCHANGE OF DEBT

During 1997 the Company retired debt and recognized an extraordinary loss of $5,428 net of tax benefit of $1,825.

During 1995 the Company consummated the exchange of $67,436 principal amount of 5 1/4% Convertible Exchangeable Subordinated Notes for 5 3/4% Cumulative Convertible Preferred Stock with a $67,436 liquidation preference. The preferred stock was convertible into shares of the Company's common stock at a conversion price of $23.37 per share (or effectively 4.279 shares of common stock for one share of preferred stock) and was redeemable, in whole or in part, at the option of the Company at any time after December 15, 1996 at a redemption price of 103.675% of liquidation preference in 1996 declining to 100% in 2003 and thereafter. See Note 12 for redemption and conversion of the preferred stock in 1997.

As a result of the exchange, the Company recognized an extraordinary gain of $2,422, net of applicable taxes of $1,683, representing the difference between the face value of the 5 1/4% Notes, less related deferred financing costs and expenses related to the exchange and the fair market value of the 5 3/4% preferred stock.

(6)  OTHER CONTINGENCIES AND COMMITMENTS:

At December 31, 1997, the Company has outstanding purchase commitments for equipment of approximately $45,000.

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

For the years ended December 31, 1997, 1996 and 1995, cash paid for interest was approximately $51,367, $41,998 and $39,646, respectively. Cash paid for income taxes was approximately $3,328, $2,177 and $2,514, respectively.

(8)  RELATED PARTY TRANSACTIONS:

The Company leases approximately 19,000 square feet of commercial space for its executive offices in Princeton, New Jersey from 211 College Road Associates, a New Jersey general partnership. Martin Tuchman, the Company's Chief Executive Officer, holds a direct or indirect equity interest of 28.85% and Radcliff Group, Inc., a related party, holds a direct or indirect equity interest of 28.15% in 211 College Road Associates. The annual base rental for this property is approximately $338 under a net lease expiring in 2001, subject to renewal. In the opinion of the Company's management, rent being paid under this lease does not exceed rent that the Company would have paid in an arms'-length transaction with an unrelated third party.

The Company had a consultation agreement with Radcliff Group, Inc. pursuant to which Radcliff designated Warren L. Serenbetz, a stockholder and director, as an executive consultant. Under the terms of the agreement compensation continues through December 31, 2002. Compensation under this agreement was $492 in 1997, 1996 and 1995.

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

On February 28, 1996, the Board of Directors approved a loan to The Ivy Group of an additional $7,035 from the Company by increasing its outstanding balance under the Ivy loan from $6,398 to $13,433, reflecting the current estimated loan value of the Ivy collateral. Under the terms of the amended loan, the entire new balance bears interest at LIBOR plus 1.75% repayable over a five year term on an interest only basis, subject to maintenance of fixed loan-to-collateral value ratios. The Company was also granted the right to continue to utilize the collateral to secure additional Company financings.

The Ivy Group, in which Mr. Tuchman, Radcliff Group, Inc. and Mr. Witteveen hold interests, has invested in chassis which it has leased to Trac Lease. In 1986, The Ivy Group became a New Jersey general partnership and Mr. Witteveen and two senior executive officers of Trac Lease became partners. Radcliff Group, Inc. and Mr. Tuchman share equally in the net income of The Ivy Group derived from the lease of 1,184 chassis to Trac Lease ("Contributed Chassis"). In addition, each of Radcliff Group and Mr. Tuchman receives 28.5% of the net income of The Ivy Group, other than that derived from the Contributed Chassis. Mr. Witteveen receives 14.3% of the net income of The Ivy Group, other than that derived from the Contributed Chassis. In 1995, 1996 and 1997, 32%, 17.5% and 29%, respectively of the aggregate gross income of The Ivy Group was derived from the Contributed Chassis and 68%, 82.5% and 71%, respectively was derived from other activities. The terms of all agreements between Trac Lease and The Ivy Group, including rental rates, are fixed and, in the opinion of the Company's management, are comparable to terms that Trac Lease would have obtained in arms'-length transactions with unrelated third parties. Trac Lease has been advised by the principals of The Ivy Group that the personal tax consequences to such principals would make it inadvisable to terminate the transactions entered into except with respect to any extensions of the lease agreements. The Ivy Group has entered into an agreement with the Company pursuant to which it has agreed not to engage in any business activities that are competitive with the business activities of the Company or its subsidiaries (including Trac Lease) without the prior consent of the Company.

As of December 31, 1997, pursuant to lease agreements, Trac Lease leased from The Ivy Group an aggregate 7,411 chassis for aggregate annual lease payments of approximately $3,900. Such leases either renew automatically unless canceled by either party prior to the first day of the renewal period or expire on various dates in 1998 or 2000. In August 1990, The Ivy Group pledged approximately 1,400 of the aforementioned chassis to a financial institution in order to secure a loan in the amount of $6,500, of which $4,366 was outstanding as of December 31, 1996. Approximately $2,500 of the loan was used by The Ivy Group to purchase 50% of the preferred stock of Trac Lease, with the remainder used to purchase equipment. In the event of a default by The Ivy Group under such loan, Trac Lease has agreed to purchase such chassis from the lender at a price equal to the principal balance of the loan then outstanding.

On December 30, 1986, Princeton Intermodal Equipment Trust I, a New Jersey trust (Princeton Intermodal), as lessor, and Trac Lease, as lessee, entered into a lease agreement pursuant to which Trac Lease leased 618 chassis from Princeton Intermodal at a fixed rate of $2.00 per day for an 11-year term. Martin Tuchman and Warren L. Serenbetz, directly and indirectly, are among the beneficiaries of Princeton Intermodal, of which an unaffiliated party is the trustee. The Ivy Group, Mr. Tuchman and Warren L. Serenbetz held 3.2%, 32.1% and 12.9% interests, respectively, in Princeton Intermodal. The terms of the lease agreement between Princeton Intermodal and Trac Lease, in the opinion of Trac Lease's management, were comparable to terms that Trac Lease would have obtained in an arms'-length transaction with an unrelated third party. The Ivy Group entered into a guarantee of all rental payments due from Trac Lease to Princeton Intermodal under such lease agreement, which guarantee continued for the length of the lease term. The lease term expired on December 31, 1997 at which time The Ivy Group acquired additional interests in Princeton Intermodal previously held by non affiliated parties representing 22.6% of Princeton Intermodal, and Princeton Intermodal was terminated. As of January 1, 1998, The Ivy Group, as lessor entered into a new lease for this equipment with Trac Lease at a fixed rate of $2.00 per day under a lease agreement which automatically renews annually unless cancelled by either party. The terms of the new lease agreement between The Ivy Group and Trac Lease are comparable to terms that Trac Lease would have obtained in an arms-length transaction with an unrelated third party.

On August 15, 1992, Eurochassis L.P., a New Jersey limited partnership in which Raoul J. Witteveen is one of the limited partners and the general partner, entered into a master equipment lease agreement, as lessor, with Trac Lease, as lessee, pursuant to which Eurochassis L.P. leases 100 chassis to Trac Lease for an annual lease payment of $91. The annual lease term renews automatically unless canceled by either party prior to the first day of the renewal period. The terms of such master equipment lease agreement, in the opinion of Trac Lease's management, are comparable to terms that Trac Lease would have obtained in an arms'-length transaction with an unrelated third party.

On March 15, 1996, pursuant to the terms of an Agreement of Merger between Trac Lease and Trac Lease Merger Corp., a newly formed subsidiary (the "Trac Merger"), the Company issued an aggregate of 24,390 shares of its 5 3/4% Cumulative Convertible Preferred Stock ("Interpool Preferred Stock") with a value of $2,000 to Thomas P. Birnie and Graham Owen, both officers of Trac Lease, and Messrs. Birnie and Owen surrendered an aggregate of 25,000 shares of common stock representing 12 1/2% of the outstanding common stock of Trac Lease. Following the Trac Merger, Interpool, Inc. holds 100% of the outstanding shares of common stock of Trac Lease.

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

The effect of the above related party transactions included in the accompanying statement of income are as follows:

                                                      1997      1996     1995
                                                      ----      ----     ----
              Revenue.............................   $1,006    $  851   $  450
                                                     ======    ======   ======
              Lease operating expense.............   $2,573    $2,573   $2,573
                                                     ======    ======   ======
              Administrative expense..............   $  943    $  838   $  785
                                                     ======    ======   ======
              Interest expense....................     $568    $  691   $  801

              Non-recurring charge...............    $   -     $2,392   $    -
                                                     ======    ======   ======

(9)  RETIREMENT PLANS:

Certain subsidiaries have defined contribution plans covering substantially all full-time employees. No contributions were made by the Company or its subsidiaries to these plans during the years ended December 31, 1997, 1996, and 1995.

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

                                                             1997        1996      1995
                                                             ----        ----      ----
    Revenues--
      United States (a) ............................      $ 80,752    $ 70,981    $ 67,345
      International ................................        80,673      76,167      60,580
                                                          --------    --------    --------

                                                          $161,425    $147,148    $127,925
    Income before taxes and extraordinary items --
      United States ................................      $  7,155    $ 10,481      11,495
      International ................................        30,436      31,515      24,175
                                                          --------    --------    --------
                                                            37,591      41,996      35,670


                              1997         1996         1995
                              ----         ----         ----
Capital expenditures--
  United States ......       73,689       59,061       93,355
  International ......      190,061      107,531      180,288
                         ----------   ----------   ----------
                            263,750      166,592      273,643
Depreciation--
  United States ......       18,120       14,689       14,207
  International ......       17,491       17,287       13,820
                         ----------   ----------   ----------
                             35,611       31,976       28,027
Assets--
  United States ......      469,732      427,365      371,191
  International ......      644,724      512,053      480,409
                         ----------   ----------   ----------
                         $1,114,456   $  939,418   $  851,600
                         ==========   ==========   ==========


(a) Includes revenues from related parties of $1,006, $851 and $450 in 1997, 1996 and 1995, respectively.




(11)  COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
      SECURITIES IN SUBSIDIARY GRANTOR TRUSTS:

On January 27, 1997, Interpool Capital Trust, a Delaware business trust and special purpose entity (the "Trust"), issued 75,000 shares of 9-7/8% Capital Securities with an aggregate liquidation preference of $75,000 (the "Capital Securities") for proceeds of $75,000. Costs associated with the transaction amounted to approximately $1,700 and were borne by the Company. Interpool owns all the common securities of the Trust. The proceeds received by the Trust from the sale of the Capital Securities were used by the Trust to acquire $75,000 of 9-7/8% Junior Subordinated Deferrable Interest Debentures due February 15, 2027 of the Company (the "Debentures"). The sole asset of the Trust is $77,320 aggregate principal amount of the Debentures. The Capital Securities represent preferred beneficial interests in the Trust's assets. Distributions on the Capital Securities are cumulative and payable at the annual rate of 9-7/8% of the liquidation amount, semi-annually in arrears and commenced February 15, 1997. The Company has the option to defer payment of distributions for an extension period of up to five years if it is in compliance with the terms of the Capital Securities. Interest at 9-7/8% will accrue on such deferred distributions throughout the extension period. The Capital Securities will be subject to mandatory redemption upon repayment of the Debentures to the Trust. The redemption price decreases from 104.975% of the liquidation preference in 2007 to 100% in 2017 and thereafter. Under certain limited circumstances, the Company may, at its option, prepay the Debentures and redeem the Capital Securities prior to 2007 at a prepayment price specified in the governing instruments. The obligations of the Company under the Debentures, under the Indenture pursuant to which the Debentures were issued, under certain guarantees and under certain back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the Capital Securities.

(12)  CAPITAL STOCK:

The Company's 1993 Stock Option Plan for Executive Officers and Directors (the "Stock Option Plan") was adopted by the Company's Board of Directors and approved by the stockholders in March 1993.

A total of 6 million shares of common stock have been reserved for issuance under the Stock Option Plan. Options may be granted under the Stock Option Plan to executive officers and directors of the Company or a subsidiary (including any executive consultant of the Company and its subsidiaries), whether or not they are employees. During 1994, 2,445,000 options were granted under the Stock Option Plan at an exercise price of $9.33 a share (the fair value of the Company's common stock on the dates of the grants). No options were granted in 1995. During 1996, options to purchase 465,000 shares were granted under the Stock Option Plan at an exercise price of $11.08 a share (the fair value of the Company's common stock on the dates of the grants). During 1997, options to purchase 1,498,500 shares were granted under the Stock Option Plan at an exercise price of $15.58 a share (the fair value of the Company's common stock on the date of grant). These options vest six months from date of grant and expire ten years from date of grant.
To date, none of the options have been exercised.

The Company's Nonqualified Stock Option Plan for Nonemployee, Nonconsultant Directors (the "Directors' Plan") was adopted by the Board of Directors and approved by the stockholders in March 1993. Under the Directors' Plan a nonqualified stock option to purchase 15,000 shares of common stock is automatically granted to each nonemployee, nonconsultant director of the Company, in a single grant at the time the director first joins the Board of Directors. The Directors' Plan authorizes grants of options up to an aggregate of 150,000 shares of common stock. The exercise price per share is the fair market value of the Company's common stock on the date on which the option is granted (the "Grant Date"). The options granted pursuant to the Directors' Plan may be exercised at the rate of 1/3 of the shares on the first anniversary of the director's Grant Date and 1/3 of the shares on the second anniversary of the director's Grant Date and 1/3 of the shares on the third anniversary of the director's Grant Date, subject to certain holding periods required under rules of the Securities and Exchange Commission. Options granted pursuant to the Directors' Plan expire ten years from their Grant Date. Pursuant to the Director's Plan, in March 1993 options to purchase 15,000 shares of common stock at the public offering price of $9.33 a share were granted to each of three Directors of the Company.

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

Common stock dividends declared and unpaid at December 31, 1997 amounted to $1,033, and are included in accounts payable and accrued expenses.

Effective January 1, 1996, the Company adopted the provisions of Statement No. 123, Accounting for Stock-Based Compensation. As permitted by the Statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. To date, all options were granted with exercise price equal to the fair market price of the Company's Stock at Grant Date, accordingly, no compensation expense has been recognized. Options issued with an exercise price below the fair value of the Company's common stock on the date of grant will be accounted for as compensatory options. The difference between the exercise price and the fair value of the Company's common stock will be charged to expense over the shorter of the vesting or service period. Options issued at fair value are non-compensatory. Had the fair value method of accounting been applied to the Company's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, net income would have been reduced by $6,959 or $.25 per share basic and $.24 per share diluted in 1997 and $1,473 or $.06 per share basic and $.05 per share diluted in 1996. This pro forma impact only takes into account options granted since January 1, 1995. The average fair value of options granted during 1997 and 1996 was $7.74 and $5.28, respectively. The fair value was estimated using the Black-Scholes option pricing model based on the market price at grant date of $15.58 and $11.08 in 1997 and 1996, respectively and the following weighted average assumptions: risk-free interest rate of 7.11% and 6.22%, expected life of 10 years, volatility of 28% and 31% and dividend yield of 1.0% and 1.2% in 1997 and 1996, respectively.

In 1996 there was a non-recurring charge of $1,500 for the initial public offering expense of Interpool Limited, which was withdrawn in the fourth quarter.

The Company used $52,871 of net proceeds from the sale of the Debentures to the Trust to redeem 509,964 shares of the Company's 5 3/4% Cumulative Convertible Preferred Stock (the "Preferred Stock") on March 10, 1997 at a redemption price of 103.675% per share of the liquidation value. As a result of the redemption of shares of Preferred Stock, the Company recorded a one-time charge to retained earnings of $6,716 or 24 cents per share on a basic basis and 23 cents per share on a diluted basis.

On March 10, 1997, a total of 248,730 shares, or $24,873 in aggregate liquidation value, of the Company's 5 3/4% Cumulative Convertible Preferred Stock (representing 32.78% of the outstanding shares of Preferred Stock) were converted into a total of 1,596,446 shares of Common
Stock.

On March 27, 1997, the Company effected a three-for-two stock split.

(13) 1997 QUARTERLY FINANCIAL DATA (UNAUDITED):


                                                1st          2nd         3rd        4th

Revenues .................................   $ 38,176     $ 39,784    $ 40,962   $ 42,503
Income before extraordinary loss .........   $  9,094     $  8,827    $  7,924   $  7,246
Basic income .............................   $   0.31     $   0.32    $   0.29   $   0.26
Diluted income per share .................   $   0.29     $   0.31    $   0.28   $   0.25

1996 QUARTERLY FINANCIAL DATA (UNAUDITED):

Revenues .................................   $ 35,179     $ 36,431    $ 37,482   $ 38,056
Net income ...............................   $  8,448(1)  $  9,471    $  9,886   $ 10,283(2)
Basic net income per share ...............   $   0.28     $   0.32    $   0.34   $   0.35(2)
Diluted net income per share .............   $   0.27     $   0.30    $   0.31   $   0.32(2)

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

(2) Excludes a $1,500 charge, $.06 per share basic and $.05 per share diluted for the initial public offering expenses of Interpool Limited which offering was withdrawn in the fourth quarter of 1996.


(14)  CERTAIN SIGNIFICANT SUBSIDIARIES:

The condensed consolidated financial data for Interpool Limited, a wholly-owned subsidiary of Interpool, Inc., included in the consolidated financial statements of the Company, is summarized below:



                                                                  For the years ended December 31,
                                                                 1997            1996          1995
                                                                 ----            ----          ----
     Income Statement Data:
     Revenues .......................................          $86,264         $79,422        $64,710
     Income before provision for income taxes and
       extraordinary loss............................           31,721          30,840         23,715
     Income before extraordinary loss................           29,921          29,490         22,556
     Extraordinary loss on retirement of debt........           (3,492)              -              -

     Net income......................................          $26,429         $29,490        $22,556



                                                                                 As of December 31,
                                                                                 1997         1996
                                                                                 ----         ----
     Selected Balance Sheet Data:
     Cash and short-term investments...................................      $  16,533     $    5,160
     Receivables, net..................................................          8,840         11,984
     Net investment in direct financing leases.........................        320,149        227,319
     Leasing equipment, net............................................        301,367        273,024
     Other assets......................................................          9,287          8,098
                                                                             ---------      ---------

     Total assets......................................................       $656,176       $525,585
                                                                              ========       ========

     Debt obligations..................................................       $316,063       $379,035
     Note payable to Interpool, Inc....................................        168,000          -
     Other liabilities.................................................         14,340         15,317
                                                                              --------       --------

     Total liabilities.................................................        498,403        394,352
     Stockholder's equity..............................................        157,773        131,233
                                                                               -------        -------

     Total liabilities and stockholder's equity                               $656,176       $525,585
                                                                              ========       ========


The condensed consolidated financial data for Interpool Finance Corp., a wholly-owned subsidiary of Interpool Limited, included in the condensed consolidated financial statements of the Company and the consolidated data of Interpool Limited, is summarized below:

                                                                                       From the
                                                                                 period of inception
                                                                                    January 26, 1995
                                                             For the years ended        through
                                                                December 31,          December 31,
                                                              1997         1996          1995
                                                             -------     -------       ------



     Income Statement Data:
     Revenues .......................................        $23,158     $18,604       $7,112
     Income before provision for income taxes and
       extraordinary loss............................         10,270       9,875        4,278
     Income before extraordinary loss................         10,270       9,875        4,278
     Extraordinary loss on retirement of debt........         (1,742)         -             -

     Net income......................................         $8,528      $9,875       $4,278


                                                                         As of December 31,
                                                                           1997       1996
     Selected Balance Sheet Data:
     Cash and short-term investments.............................       $  4,985     $      9
     Receivables, net............................................          3,680        3,807
     Net investment in direct financing leases...................        277,696      179,977
                                                                         -------      -------

     Total assets................................................       $286,361     $183,793
                                                                        ========     ========

     Debt obligations............................................       $121,685     $162,221
     Note payable to Interpool, Inc..............................         95,000        -
     Other liabilities...........................................            790          520
                                                                      ----------   ----------

     Total liabilities...........................................        217,475      162,741

     Stockholder's equity........................................         68,886       21,052
                                                                      ----------   ----------

     Total liabilities and stockholders equity...................       $286,361     $183,793
                                                                      ==========   ==========



ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this Item 10 is hereby incorporated by reference to registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed on or about April 20, 1998.

ITEM 11.
            EXECUTIVE COMPENSATION

         Information required by this Item 11 is hereby incorporated by reference to registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed on or about April 20, 1998.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

         Information required by this Item 12 is hereby incorporated by reference to registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed on or about April 20, 1998.



ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item 13 is hereby incorporated by reference to registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed on or about April 20, 1998.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

(a)(1)  FINANCIAL STATEMENTS

INTERPOOL, INC.

Report of Independent Public Accountants
Consolidated Balance Sheets--At December 31, 1997 and 1996

Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements


(a)(2)  FINANCIAL STATEMENT SCHEDULES


Schedule II -- Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable regulations of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3)  EXHIBITS

3.1 -- Form of Restated Certificate of Incorporation of the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

3.2 -- Form of Restated Bylaws of the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

4.1 -- Form of Certificate representing the Common Stock incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

4.2 -- Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, relating to the Notes, dated July 29, 1997 incorporated herein by reference to the Company's Form S-4 filed on October 23, 1997.

4.3 -- Registration Rights Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated July 29, 1997 incorporated herein by reference to the Company's Form S-4 filed on October 23, 1997.

4.4 -- Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, relating to the Notes, dated August 5, 1997 incorporated herein by reference to the Company's Form S-4 filed on October 24, 1997.

4.5 -- Registration Rights Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated August 5, 1997 incorporated herein by reference to the Company's Form S-4 filed on October 24, 1997.

10.1   -- Purchase Agreement dated as of January 30, 1993 by and between
          Sequa Capital Corp. and the Company, as amended as of March 5, 1993 incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.2 -- Restructuring Agreement as of August 5, 1992 among the Company, Trac Lease, Radcliff Group, Interpool Limited, Sequa Capital Corp., Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Paul H. Serenbetz, Stuart W. Serenbetz and Clay R. Serenbetz incorporated herein by reference to the Registrant's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.3   -- Amended and Restated Term Credit Agreement dated as of February
          19, 1993 between the Company and Swiss Bank Corporation incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.4 -- Promissory Note of the Company dated February 11, 1993 to United Jersey Bank/Central N.A. incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.5 -- Employment Agreement dated as of January 1, 1992 by and between Raoul J. Witteveen and the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.6 -- Employment Agreement dated as of January 1, 1992 by and between Radcliff Group and the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.7 -- Consultation Services Agreement dated as of January 1, 1992 by and between Radcliff Group and the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.9 -- Form of Stock Option Plan for Executive Officers and Directors incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.10 -- Form of Stockholders' Agreement dated as of May 4, 1993, among the Company and Messrs. Martin Tuchman, Raoul J. Witteveen, Warren
          L. Serenbetz, Warren L. Serenbetz, Jr., Clay R. Serenbetz, Paul H. Serenbetz, Stuart W. Serenbetz and Arthur L. Burns and the Serenbetz Trust incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.12 -- Form of Non-Compete Agreement dated as of May 4, 1993, by and between The Ivy Group and the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on December 7, 1993 (Reg. No. 33-71538).

10.13 -- Lease Agreements by and between 211 College Road Associates and Interpool Limited and 211 College Road Associates and Microtech Leasing. incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.14 -- Lease Agreement dated December 30, 1986 between Princeton Intermodal Equipment Trust I and Trac Lease. incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.15 -- Lease Agreements between The Ivy Group and Trac Lease incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.16  -- Amendment No. 1, dated August 10, 1992, to Secured Promissory
          Note and Chattel Mortgage, Security Agreement and Assignment by and between The Ivy Group and the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.17 -- Chassis Lease Agreement dated as of August 15, 1992 by and between Eurochassis L.P. and Trac Lease incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.18 -- Form of Transfer and Subscription Agreement among Radcliff Group, Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Clay R. Serenbetz, Paul H. Serenbetz, Stuart W. Serenbetz, the Serenbetz Trust and the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.19 -- Form of Exchange and Subscription Agreement by and between the Company and Arthur L. Burns incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.20 -- Demand promissory notes of the Company payable to Martin Tuchman, Warren L. Serenbetz and Princeton International Properties incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.23 -- Indemnity Agreement between the Company and other directors incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.26 -- Agreement between the Company and Arthur L. Burns regarding certain litigation incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.27 -- Indenture between the Company and IBJ Schroeder Bank & Trust Company, as Trustee, dated January 27, 1997 incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended 12/31/96.

10.28 -- First Supplemental Indenture between Interpool, Inc. and IBJ Schroeder Bank & Trust Company dated January 27, 1997 incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the period ended 12/31/96.

10.29 -- Series A Capital Securities Guarantee Agreement dated January 27, 1997 incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended 12/31/96.

10.30 -- Agreement of Merger dated March 15, 1996 among Trac Lease, Inc., Trac Lease Merger Corp. and the Company incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended 12/31/95.

10.31 -- Letter Agreement between The Ivy Group and the Company incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the period ended 12/31/95.

10.32 -- Chassis Lease Agreement dated January 1, 1998 between The Ivy Group and Trac Lease, Inc.

12.1 -- Statement regarding computation of ratios of earnings to fixed charges incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on December 7, 1993 (Reg. No. 33-71538).

21.1 -- Subsidiaries of the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

23.1 -- Consent of Arthur Andersen LLP with respect to consolidated financial statements of the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on December 7, 1993 (Reg. No. 33-71538).

27.    -- Financial Data Schedule.

99.1 -- Press Release dated November 4, 1997 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).

99.2   -- Press Release dated December 19, 1997

99.3   -- Press Release dated December 22, 1997.

99.4   -- Press Release dated January 27, 1998.

99.5   -- Press Release dated February 19, 1998

99.6   -- Press Release dated February 25, 1998.


(b)  REPORTS ON FORM 8-K

(b)(1)  Current Report on Form 8-K dated February 24, 1998.


       No reports on Form 8-K were filed during the quarter ended December 31, 1997. However, on February 24, 1998, the Company filed a Current Report on Form 8-K reporting the sale of $100 million aggregate principal amount of 65/8% Notes Due 2003. The 65/8% Notes were sold in a private transaction pursuant to Rule 144A under the Securities Act of 1933, as amended.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Interpool, Inc.:

       We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Interpool, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 24, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying
Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                   Arthur Andersen LLP


New York, New York
February 24, 1998

                       INTERPOOL, INC. AND SUBSIDIARIES
                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                (in thousands)

                                             Balance at    Charged to    Write-offs,     Balance
                                              Beginning    Costs and       Net of        at End
                                               of Year     Expenses      Recoveries      of Year
                                               -------     --------      ----------      -------

Year Ended December 31, 1997................    $2,506       $1.972        $845           $3,633


Year Ended December 31, 1996................    $2,099       $1,126        $719           $2,506

Year Ended December 31, 1995................    $1,883         $819        $603           $2,099


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 INTERPOOL, INC.
                                                 (Registrant)
March 23, 1998                          By       /s/ Martin Tuchman
                                                 ------------------------------------------------
                                                 Martin Tuchman
                                                 Chairman of the Board, Chief Executive Officer,
                                                 and Director (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 23, 1998                          By       /s/ Martin Tuchman
                                                 ------------------------------------------------
                                                 Martin Tuchman
                                                 Chairman of the Board, Chief Executive Officer,
                                                 and Director (Principal Executive Officer)

March 23, 1998                          By       /s/ Raoul J. Witteveen
                                                 ------------------------------------------------
                                                 Raoul J. Witteveen
                                                 President, Chief Financial Officer and
                                                 Director (Principal Financial Officer)

March 23, 1998                          By       /s/ Warren L. Serenbetz
                                                 ------------------------------------------------
                                                 Warren L. Serenbetz
                                                 Director

March 23, 1998                         By        /s/ John M. Bucher
                                                 ------------------------------------------------
                                                 John M. Bucher
                                                 Director

March 23, 1998                         By        /s/ Arthur L. Burns
                                                 ------------------------------------------------
                                                 Arthur L. Burns
                                                 Director

March 23, 1998                         By        /s/ Peter D. Halstead
                                                 ------------------------------------------------
                                                 Peter D. Halstead
                                                 Director



March 23, 1998                         By        /s/ Joseph J. Whalen
                                                 ------------------------------------------------
                                                 Joseph J. Whalen
                                                 Director



March 23, 1998                         By        /s/ William Geoghan
                                                 ------------------------------------------------
                                                 William Geoghan
                                                 Controller (Principal Accounting Officer)

                                EXHIBIT INDEX

3.1 -- Form of Restated Certificate of Incorporation of the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

3.2 -- Form of Restated Bylaws of the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

4.1 -- Form of Certificate representing the Common Stock incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

4.2 -- Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, relating to the Notes, dated July 29, 1997 incorporated herein by reference to the Company's Form S-4 filed on October 23, 1997.

4.3 -- Registration Rights Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated July 29, 1997 incorporated herein by reference to the Company's Form S-4 filed on October 23, 1997.

4.4 -- Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, relating to the Notes, dated August 5, 1997 incorporated herein by reference to the Company's Form S-4 filed on October 24, 1997.

4.5 -- Registration Rights Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated August 5, 1997 incorporated herein by reference to the Company's Form S-4 filed on October 24, 1997.

10.1   -- Purchase Agreement dated as of January 30, 1993 by and between
          Sequa Capital Corp. and the Company, as amended as of March 5, 1993 incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.2 -- Restructuring Agreement as of August 5, 1992 among the Company, Trac Lease, Radcliff Group, Interpool Limited, Sequa Capital Corp., Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Paul H. Serenbetz, Stuart W. Serenbetz and Clay R. Serenbetz incorporated herein by reference to the Registrant's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.3   -- Amended and Restated Term Credit Agreement dated as of February
          19, 1993 between the Company and Swiss Bank Corporation incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.4 -- Promissory Note of the Company dated February 11, 1993 to United Jersey Bank/Central N.A. incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.5 -- Employment Agreement dated as of January 1, 1992 by and between Raoul J. Witteveen and the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.6 -- Employment Agreement dated as of January 1, 1992 by and between Radcliff Group and the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.7 -- Consultation Services Agreement dated as of January 1, 1992 by and between Radcliff Group and the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.9 -- Form of Stock Option Plan for Executive Officers and Directors incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.10 -- Form of Stockholders' Agreement dated as of May 4, 1993, among the Company and Messrs. Martin Tuchman, Raoul J. Witteveen, Warren
          L. Serenbetz, Warren L. Serenbetz, Jr., Clay R. Serenbetz, Paul H. Serenbetz, Stuart W. Serenbetz and Arthur L. Burns and the Serenbetz Trust incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.12 -- Form of Non-Compete Agreement dated as of May 4, 1993, by and between The Ivy Group and the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on December 7, 1993 (Reg. No. 33-71538).

10.13 -- Lease Agreements by and between 211 College Road Associates and Interpool Limited and 211 College Road Associates and Microtech Leasing. incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.14 -- Lease Agreement dated December 30, 1986 between Princeton Intermodal Equipment Trust I and Trac Lease. incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.15 -- Lease Agreements between The Ivy Group and Trac Lease incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.16  -- Amendment No. 1, dated August 10, 1992, to Secured Promissory
          Note and Chattel Mortgage, Security Agreement and Assignment by and between The Ivy Group and the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.17 -- Chassis Lease Agreement dated as of August 15, 1992 by and between Eurochassis L.P. and Trac Lease incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.18 -- Form of Transfer and Subscription Agreement among Radcliff Group, Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Clay R. Serenbetz, Paul H. Serenbetz, Stuart W. Serenbetz, the Serenbetz Trust and the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.19 -- Form of Exchange and Subscription Agreement by and between the Company and Arthur L. Burns incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.20 -- Demand promissory notes of the Company payable to Martin Tuchman, Warren L. Serenbetz and Princeton International Properties incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.23 -- Indemnity Agreement between the Company and other directors incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.26 -- Agreement between the Company and Arthur L. Burns regarding certain litigation incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

10.27 -- Indenture between the Company and IBJ Schroeder Bank & Trust Company, as Trustee, dated January 27, 1997 incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended 12/31/96.

10.28 -- First Supplemental Indenture between Interpool, Inc. and IBJ Schroeder Bank & Trust Company dated January 27, 1997 incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the period ended 12/31/96.

10.29 -- Series A Capital Securities Guarantee Agreement dated January 27, 1997 incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended 12/31/96.

10.30 -- Agreement of Merger dated March 15, 1996 among Trac Lease, Inc., Trac Lease Merger Corp. and the Company incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended 12/31/95.

10.31 -- Letter Agreement between The Ivy Group and the Company incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the period ended 12/31/95.

10.32 -- Chassis Lease Agreement dated January 1, 1998 between The Ivy Group and Trac Lease, Inc.

12.1 -- Statement regarding computation of ratios of earnings to fixed charges incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on December 7, 1993 (Reg. No. 33-71538).

21.1 -- Subsidiaries of the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

23.1 -- Consent of Arthur Andersen LLP with respect to consolidated financial statements of the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on December 7, 1993 (Reg. No. 33-71538).

27.    -- Financial Data Schedule.

99.1 -- Press Release dated November 4, 1997 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).

99.2   -- Press Release dated December 19, 1997

99.3   -- Press Release dated December 22, 1997.

99.4   -- Press Release dated January 27, 1998.

99.5   -- Press Release dated February 19, 1998

99.6   -- Press Release dated February 25, 1998.