Form 10-Q
period 1998-03-31
INTERPOOL INC
filed 1998-05-13
CIK 898777

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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



As of May 12, 1998, 27,551,728 shares of common stock, $.001 par value were outstanding.


Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the
past 90 days   Yes /X/ No / /

                        INTERPOOL, INC. AND SUBSIDIARIES

                                     INDEX

                                                                        Page No.
PART I - FINANCIAL INFORMATION:

         Introduction to Financial Statements .........................        3

         Consolidated Balance Sheets
         March 31, 1998 and December 31, 1997 .........................        4

         Consolidated Statements of Income
         For the Three Months ended March 31, 1998 and 1997 ...........        5

         Consolidated Statements of Cash Flows
         For the Three Months ended March 31, 1998 and 1997 ...........        6

         Consolidated Statements of Stockholders' Equity
         For the Three Months ended March 31, 1998 ....................        7

         Notes to Consolidated Financial Statements ...................    8 - 9

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations ................  10 - 12


PART II - OTHER INFORMATION:

         Item 6:    Exhibits and Reports on Form 8-K ..................       13

         Signatures....................................................       14

         Exhibits .....................................................       15

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

                        INTERPOOL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                                                     March 31,         December 31,
                                                                                        1998                1997
                                                                                    -----------        -----------
    ASSETS
CASH AND SHORT-TERM INVESTMENTS .............................................       $    11,608        $    30,402
MARKETABLE SECURITIES .......................................................            13,453             12,574
ACCOUNTS AND NOTES RECEIVABLE, less allowance of
  $3,710 and $3,633 .........................................................            28,465             27,448
NET INVESTMENT IN DIRECT FINANCING LEASES ...................................           377,493            363,366
OTHER RECEIVABLES ...........................................................            40,615             35,744
LEASING EQUIPMENT, at cost ..................................................           763,871            745,351
Less--accumulated depreciation and amortization .............................          (145,582)          (136,989)
                                                                                    -----------        -----------
LEASING EQUIPMENT, net ......................................................           618,289            608,362
OTHER ASSETS ................................................................            41,021             36,560
                                                                                    -----------        -----------
    TOTAL ASSETS ............................................................       $ 1,130,944        $ 1,114,456
                                                                                    ===========        ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
ACCOUNTS PAYABLE AND ACCRUED EXPENSES .......................................       $    19,711        $    26,139
INCOME TAXES:
    Current .................................................................             1,000                836
    Deferred ................................................................            16,749             15,269
                                                                                    -----------        -----------
                                                                                         17,749             16,105

DEFERRED INCOME .............................................................             1,799              2,030
DEBT AND CAPITAL LEASE OBLIGATIONS:
    Due within one year .....................................................            85,417             74,830
    Due after one year ......................................................           672,603            669,397
                                                                                    -----------        -----------
                                                                                        758,020            744,227
COMPANY-OBLIGATED MANDATORILY REDEEMABLE
    PREFERRED SECURITIES IN SUBSIDIARY GRANTOR TRUSTS
    (holding solely junior subordinated deferrable interest debentures of the
    Company)
    (75,000 shares 9 7/8% Capital Securities outstanding, liquidation
    preference $75,000) .....................................................            75,000             75,000

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES .................................               520                509


STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.001 per share; 1,000,000 authorized,
    none issued .............................................................                --                 --
    Common stock, par value $.001 per share; 100,000,000 shares
    authorized, 27,551,728 outstanding ......................................                28                 28
    Additional paid-in capital ..............................................           124,046            124,046
    Retained earnings .......................................................           132,734            125,657
    Accumulated other comprehensive income ..................................             1,337                715
                                                                                    -----------        -----------
      Total stockholders' equity ............................................           258,145            250,446
                                                                                    -----------        -----------
         Total liabilities and stockholders' equity .........................       $ 1,130,944        $ 1,114,456
                                                                                    ===========        ===========


          The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                        INTERPOOL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                   1998            1997
                                                                                 --------        --------

REVENUES .................................................................       $ 42,832        $ 38,176

COSTS AND EXPENSES:
Lease operating and administrative expenses ..............................         10,919           8,343
Depreciation and amortization of leasing equipment .......................          9,727           8,531
Gain on sale of leasing equipment ........................................           (218)           (329)
Interest expense, net ....................................................         13,194          11,062
Non-recurring charge .....................................................             --              --
                                                                                 --------        --------
                                                                                   33,622          27,607

Income before provision for income taxes & extraordinary loss ............          9,210          10,569

Provision for income taxes ...............................................          1,100           1,475
                                                                                 --------        --------

Income before extraordinary loss .........................................          8,110           9,094

Extraordinary item - loss on early retirement of debt, net of
  tax benefit of $225 ....................................................             --             328
                                                                                 --------        --------

NET INCOME ...............................................................       $  8,110        $  8,766
                                                                                 ========        ========

Income per share before extraordinary loss and premium paid
on redemption of preferred stock:
   Basic .................................................................       $   0.29        $   0.31
   Diluted ...............................................................       $   0.28        $   0.29

Extraordinary loss on retirement of debt:
   Basic .................................................................             NA        ($  0.01)
   Diluted ...............................................................             NA        ($  0.01)

Premium paid on redemption of preferred stock:
   Basic .................................................................             NA        ($  0.26)
   Diluted ...............................................................             NA        ($  0.21)

NET INCOME PER SHARE:
   Basic .................................................................       $   0.29        $   0.05
   Diluted ...............................................................       $   0.28        $   0.05

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING (in Thousands):
   Basic .................................................................         27,552          26,326
   Diluted ...............................................................         28,510          31,773


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        INTERPOOL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                         Three Months Ended
                                                                               March 31,
                                                                         1998            1997
                                                                      ---------        --------
Cash flows from operating activities:
Net income ....................................................       $   8,110        $  8,766
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization .................................          10,148           8,984
Gain on sale of leasing equipment .............................            (218)           (329)
Collections on direct financing leases ........................          27,710          22,503
Income recognized on direct financing leases ..................          (8,986)         (8,308)
Provision for uncollectible accounts ..........................             470             379
Changes in assets and liabilities:
Accounts and notes receivable .................................          (1,437)         (3,830)
Other receivables .............................................             826          (1,163)
Other assets and non-cash transactions ........................          (2,629)           (266)
Accounts payable and accrued expenses .........................          (6,428)          1,041
Income taxes payable ..........................................           1,309             189
Deferred income ...............................................            (231            (170)
Minority interest in equity of subsidiaries ...................              11              13
                                                                      ---------        --------
Net cash provided by operating activities .....................          28,655          27,809
                                                                      ---------        --------
Cash flows from investing activities:
Acquisition of leasing equipment ..............................         (16,521)         (1,711)
Proceeds from dispositions of leasing equipment ...............           1,453           1,782
Investment in direct financing leases .........................         (36,990)        (26,228)
Investment in loan receivables ................................          (5,698)             --
Changes in marketable securities and other investing activities              77          (7,956)
                                                                      ---------        --------
Net cash used for investing activities ........................         (57,679)        (34,113)
                                                                      ---------        --------
Cash flows from financing activities:
Proceeds from issuance of debt ................................         112,773          40,013
Payments of debt and capital lease obligations ................        (101,510)        (44,915)
Proceeds from issuance of capital securities ..................              --          73,300
Redemption of preferred stock .................................              --         (52,871)
Cash dividends paid ...........................................          (1,033)         (1,859)
                                                                      ---------        --------
Net cash provided by financing activities .....................          10,230          13,668
                                                                      ---------        --------
Net (decrease) increase in cash and short-term investments ....         (18,794)          7,364

Cash and short-term investments, beginning of period ..........          30,402          45,333
                                                                      ---------        --------
Cash and short-term investments, end of period ................       $  11,608        $ 52,697
                                                                      =========        ========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        INTERPOOL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                       (Dollars and shares in thousands)
                                  (Unaudited)

                                                                                                              Accumulated
                                      Shares of           Shares of              Additional                      Other
                                      Preferred    Par     Common       Par       Paid-In        Retained    Comprehensive
                                        Stock     Value     Stock      Value       Capital       Earnings        Income
                                        -----     -----     -----      -----       -------       --------        ------
Balance, December 31, 1997 ...            0        $0       27,552       $28       $124,046       $125,657       $  715
    Net income ...............                                                                       8,110
    Accumulated Other
        Comprehensive Income .                                                                                      622
  Cash Dividends declared:
        Preferred stock ......                                                                           0
        Common stock .........                                                                      (1,033)
                                     ------        --       ------       ---       --------       --------       ------

Balance, March 31, 1998 ......           --        --       27,552       $28       $124,046       $132,734       $1,337
                                     ======        ==       ======       ===       ========       ========       ======






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

     C. NET INCOME PER SHARE:

     Basic net income per share is computed by deducting preferred dividends from net income to arrive at income attributable to common stockholders. This amount is then divided by the weighted average number of shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options and shares issuable upon the conversion of the 5 3/4% Cumulative Convertible Preferred Stock and the 5 1/4% Convertible Exchangeable Subordinated Notes have been added to the weighted shares outstanding and interest expense net of tax effect on the notes has been added to net income in the diluted earnings per share computation. Per share amounts and common shares outstanding have been restated to give effect to the three-for-two stock split effected March 27, 1997.

     A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                              (in thousands)
                                                            1998         1997
                                                            ----         ----
Average common shares outstanding .................       27,552       26,326
Common shares issuable (1) ........................          958        5,447
Average common shares outstanding assuming dilution       28,510       31,773

(1) Issuable under stock option plans in 1998 and both stock option plans and conversion of convertible securities in 1997.

     Stock options outstanding at March 31, 1998 to purchase 1.5 million shares of common stock were not included in the computation of net income per share assuming dilution because the options' exercise prices were greater than the average market price of the common shares.

     D. COMPREHENSIVE INCOME:

     Effective January 1, 1998, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components. Upon adoption of this Statement, the accumulated net unrealized gain on the Company's available-for-sale investments of $715 at December 31, 1997 was reclassified from Net unrealized gain on marketable securities to Accumulated other comprehensive income. Adoption of this statement has no effect on the Company's financial position or operating results.

     The following is a reconciliation of net income to comprehensive income for the periods ended March 31,:

                                                              1998          1997
                                                              ----          ----
Net Income ..........................................       $8,110       $ 8,776
Net unrealized gain (loss) on marketable securities .          622           (45)
                                                            ------       -------
Comprehensive Income ................................       $8,732       $ 8,731
                                                            ======       =======



NOTE 2 -- CASH FLOW INFORMATION:

     For the three months ended March 31, 1998 and 1997, cash paid for interest was approximately $21,122 and $11,313, respectively. Cash paid for income taxes was approximately $451 and $1,066, respectively.


NOTE 3 -- OTHER CONTINGENCIES AND COMMITMENTS:

     At March 31, 1998, the Company had outstanding purchase commitments for equipment of approximately $50,000.

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


NOTE 4 -- SIGNIFICANT EVENTS:

     On February 24, 1998, the Company issued $100,000 principal amount of 6-5/8% Notes due 2003. The net proceeds were used to repay $83,000 in borrowings under the revolving credit agreement and for other general corporate purposes.

        Subsequent to the end of the first quarter, on April 30, 1998, the Company acquired a 50% interest in Container Applications International, Inc.
(CAI), a container leasing company whose business is primarily in the short term master lease market. CAI would not be deemed a "significant subsidiary" of the Company for purposes of the Securities and Exchange Commission accounting requirements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company generates revenues through leasing transportation equipment, primarily intermodal dry freight standard containers and container chassis. Most of the Company's revenues are derived from payments under operating leases and income earned under finance leases, under which the lessee has the right to purchase the equipment at the end of the lease term. In the three months ended March 31, 1998 and 1997 revenues from direct financing leases were $9.0 million (21% of revenues) and $8.3 million (22% of revenues), respectively.


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

REVENUES

     The Company's revenues increased to $42.8 million for the three months ended March 31, 1998 from $38.2 million in the three months ended March 31, 1997, an increase of $4.6 million or 12%. The increase was due to increased leasing revenues generated by an expanded container and chassis fleet size. Revenues for the three months ended March 31, 1998 were $21.8 million for the Interpool Limited international container division and $21.0 million for the domestic intermodal division. This compared to $20.8 million for the Interpool Limited international container division and $17.4 million for the domestic intermodal division for the three months ended March 31, 1997.

LEASE OPERATING AND ADMINISTRATIVE EXPENSES

     The Company's lease operating and administrative expenses increased to $10.9 million for the three months ended March 31, 1998 from $8.3 million in the three months ended March 31, 1997, an increase of $2.6 million. The increase was due to higher operating costs of $2.0 million resulting from expanded operations generating increased maintenance and repair, positioning, commission and insurance expenses. Also an increase of $.6 million in administrative costs resulting from both increased operations and inflation contributed to the increase. The increased expenses were primarily incurred on the domestic intermodal division operations.

DEPRECIATION AND AMORTIZATION OF LEASING EQUIPMENT

     The Company's depreciation and amortization expenses increased to $9.7 million in the three months ended March 31, 1998 from $8.5 million in the three months ended March 31, 1997, an increase of $1.2 million. The increase was due to an increased fleet size.

GAIN ON SALE OF LEASING EQUIPMENT

     The Company's gain on sale of leasing equipment decreased to $.2 million in the three months ended March 31, 1998 from $.3 million in the three months ended March 31, 1997.

INTEREST EXPENSE, NET

     The Company's net interest expense increased to $13.2 million in the three months ended March 31, 1998 from $11.1 million in the three months ended March 31, 1997, an increase of $2.1 million. The issuance of capital securities in late January 1997 increased interest expense by $.6 million in the 1998 period versus the 1997 period. The remaining increase in interest expense was due to increased financings necessary to fund capital expenditures.

PROVISION FOR INCOME TAXES

     The Company's provision for income taxes decreased to $1.1 million from $1.5 million due to a lower effective tax rate resulting from lower taxable income in the domestic intermodal division including higher deductible interest expense on new borrowings in 1997.

INCOME BEFORE EXTRAORDINARY LOSS

     As a result of the factors described above, the Company's income before extraordinary loss decreased to $8.1 million in the three months ended March 31, 1998 from $9.1 million in the three months ended March 31, 1997. For the three months ended March 31, 1998 the Interpool Limited international container division contributed $7.6 million to income before extraordinary loss while the domestic intermodal division contributed $.5 million. This compares to the three months ended March 31, 1997 where the Interpool Limited international container division contributed $7.5 million to income before extraordinary loss while the domestic intermodal division contributed $1.6 million.

EXTRAORDINARY LOSS

     An extraordinary loss of $.3 million, net of tax benefit, was recorded in the three months ended March 31, 1997. This loss resulted from the retirement of debt replaced with the proceeds of other financings.

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

     The Company generated cash flow from operations of $28.7 million and $27.8 million in the first three months of 1998 and 1997, respectively, and net cash provided by financing activities was $10.2 million and $13.7 million for the first three months of 1998 and 1997, respectively. The Company has purchased the following amounts of equipment: $53.5 million for the three months ended March 31, 1998 and $27.9 million for the three months ended March 31, 1997.

     In February 1998, the Company issued $100 million principal amount of 6-5/8% Notes due 2003. The net proceeds were used to repay $83 million in borrowings under the revolving credit agreement and for other general corporate purposes.

     The Company has a $200.0 million revolving credit facility with a group of commercial banks; on March 31, 1998, $26.0 million was outstanding. The term of this facility extends until May 31, 1999 (unless the lender elects to renew the facility) at which time a maximum of 10% of the amount then outstanding becomes due, with the remainder becoming payable in equal monthly installments over a five year period. In addition, as of March 31, 1998, the Company had available lines of credit of $98.0 million under various facilities, under which $33.5 million was outstanding. Interest rates under these facilities ranged from 6.2% to 7.5%. At March 31, 1998, the Company had total debt outstanding of $758.0 million. Subsequent to March 31, 1998 the Company has continued to incur and repay debt obligations in connection with financing its equipment leasing activities.

     As of March 31, 1998, commitments for capital expenditures totaled approximately $50.0 million. The Company expects to fund such capital expenditures through some combination of cash flow from the Company's operations, borrowings under its available credit facilities and additional funds raised through the sale of its debt securities in the private and/or public markets.

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

     Subsequent to the end of the first quarter, on April 30, 1998, the Company acquired a 50% interest in Container Applications International, Inc. (CAI), a container leasing company whose business is primarily in the short term master lease market. CAI would not be deemed a "significant subsidiary" of the Company for purposes of the Securities and Exchange Commission accounting requirements.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        None


ITEM 2. CHANGES IN SECURITIES

        None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None


ITEM 5. OTHER INFORMATION

        On January 27, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission under which the Company may offer from time to time up to $400 million aggregate principal amount of LTS debt and/or equity securities. As of the date of this filing, this registration statement has not yet become effective.

        Subsequent to the end of the first quarter, on April 30, 1998, the Company acquired a 50% interest in Container Applications International, Inc. (CAI), a container leasing company whose business is primarily in the short term master lease market. CAI would not be deemed a "significant subsidiary" of the Company for purposes of the Securities and Exchange Commission accounting requirements.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits:

                Exhibit 99: (1) Press Release dated March 26, 1998
                            (2) Press Release dated May 4, 1998
                            (3) Press Release dated May 5, 1998

        (b)     Reports on Form 8-K:

        On February 24, 1998, the Company filed a Current Report on Form 8-K reporting the sale of $100 million aggregate principal amount of 6 5/8% Notes due 2003. The net proceeds were used to repay $83 million in borrowings under the revolving credit agreement and for other general corporate purposes. The notes were sold in a private transaction pursuant to Rule 144A under the Securities Act of 1993, as amended.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 INTERPOOL, INC.



Dated:  May 12, 1998                             \s\Martin Tuchman
                                                 -------------------------------
                                                 Martin Tuchman
                                                 Chief Executive Officer



Dated:  May 12, 1998                             \s\William Geoghan
                                                 -------------------------------
                                                 William Geoghan
                                                 Controller

                                INDEX TO EXHIBIT

                           FILED WITH INTERPOOL, INC.
            REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998


EXHIBIT NO.

      99   (1)   Press Release dated March 26, 1998
           (2)   Press Release dated May 4, 1998
           (3)   Press Release dated May 5, 1998