Form 10-Q
period 1998-06-30
INTERPOOL INC
filed 1998-08-13
CIK 898777

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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



As of August 10, 1998, 27,566,452 shares of common stock, $.001 par value were outstanding.


Indicate by check /x/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days Yes /x/ No / /

                        INTERPOOL, INC. AND SUBSIDIARIES

                                     INDEX

                                                                          Page No.
PART I - FINANCIAL INFORMATION:

      Introduction to Financial Statements ..........................        3

      Consolidated Balance Sheets
      June 30, 1998 and December 31, 1997 ...........................        4

      Consolidated Statements of Income
      For the Three Months and Six Months ended June 30, 1998 and 1997       5

      Consolidated Statements of Cash Flows
      For the Six Months ended June 30, 1998 and 1997 ...............        6

      Consolidated Statements of Stockholders' Equity
      For the Six Months ended June 30, 1998 ........................        7

      Notes to Consolidated Financial Statements ....................      8 - 10

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations .................     11 - 14


PART II - OTHER INFORMATION:

      Item 6:    Exhibits and Reports on Form 8-K ...................       15

      Signatures.....................................................       16

      Exhibits ......................................................       17

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

                        INTERPOOL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                                      June 30,          December 31,
                                                                                        1998               1997
                                                                                        ----               ----
    ASSETS
CASH AND SHORT-TERM INVESTMENTS .............................................       $    28,942        $    30,402
MARKETABLE SECURITIES .......................................................             6,780             12,574
ACCOUNTS AND NOTES RECEIVABLE, less allowance of
  $3,888 and $3,633 .........................................................            29,080             27,448
NET INVESTMENT IN DIRECT FINANCING LEASES ...................................           368,500            363,366
OTHER RECEIVABLES ...........................................................            73,240             35,744
LEASING EQUIPMENT, at cost ..................................................           799,604            745,351
  Less--accumulated depreciation and amortization ...........................          (155,195)          (136,989)
                                                                                    -----------        -----------
LEASING EQUIPMENT, net ......................................................           644,409            608,362
OTHER ASSETS ................................................................            56,306             36,560
                                                                                    -----------        -----------
     TOTAL ASSETS ...........................................................       $ 1,207,257        $ 1,114,456
                                                                                    ===========        ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
ACCOUNTS PAYABLE AND ACCRUED EXPENSES .......................................       $    27,361        $    26,139
INCOME TAXES:
    Current .................................................................             1,000                836
    Deferred ................................................................            17,679             15,269
                                                                                    -----------        -----------
                                                                                         18,679             16,105

DEFERRED INCOME .............................................................             1,537              2,030
DEBT AND CAPITAL LEASE OBLIGATIONS:
    Due within one year .....................................................            92,005             74,830
    Due after one year ......................................................           726,484            669,397
                                                                                    -----------        -----------
                                                                                        818,489            744,227
COMPANY-OBLIGATED MANDATORILY REDEEMABLE
    PREFERRED SECURITIES IN SUBSIDIARY GRANTOR TRUSTS
    (holding solely junior subordinated deferrable interest debentures of the
    Company)
    (75,000 shares 9 7/8% Capital Securities outstanding, liquidation
    preference $75,000) .....................................................            75,000             75,000

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES .................................               534                509


STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001 per share; 1,000,000 authorized,
      none issued ...........................................................                --                 --
  Common stock, par value $.001 per share; 100,000,000 shares authorized, 27,566,452 outstanding at June 30, 1998 and
      27,551,728 outstanding at December 31, 1997 ...........................                28                 28
   Additional paid-in capital ...............................................           124,046            124,046
   Retained earnings ........................................................           141,075            125,657
   Accumulated other comprehensive income ...................................               508                715
                                                                                    -----------        -----------
       TOTAL STOCKHOLDERS' EQUITY ...........................................           265,657            250,446
                                                                                    -----------        -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................       $ 1,207,257        $ 1,114,456
                                                                                    ===========        ===========


          The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                        INTERPOOL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                      Three Months Ended              Six Months Ended
                                                                           June 30,                        June 30,
                                                                    1998            1997            1998            1997
                                                                    ----            ----            ----            ----
REVENUES ..................................................       $ 44,506        $ 39,784        $ 87,338        $ 77,960

COSTS AND EXPENSES:
Lease operating and administrative expenses ...............         10,451           9,352          21,370          17,695
Depreciation and amortization of leasing equipment ........         10,349           8,691          20,076          17,222
Other income, net .........................................           (113)           (427)           (331)           (756)
Interest expense, net .....................................         12,845          11,666          26,039          22,728
                                                                  --------        --------        --------        --------
                                                                    33,532          29,282          67,154          56,889
                                                                  --------        --------        --------        --------
Income before taxes & extraordinary loss ..................         10,974          10,502          20,184          21,071
Provision for income taxes ................................          1,600           1,675           2,700           3,150
                                                                  --------        --------        --------        --------
Income before extraordinary loss ..........................          9,374           8,827          17,484          17,921

Extraordinary loss on retirement of debt, net of applicable
  taxes of $225 ...........................................             --              --              --             328
                                                                  --------        --------        --------        --------

NET INCOME ................................................       $  9,374        $  8,827        $ 17,484        $ 17,593
                                                                  ========        ========        ========        ========

Income per share before extraordinary loss and premium paid
on redemption of preferred stock:
   Basic ..................................................          $0.34           $0.32           $0.63           $0.63
   Diluted ................................................          $0.33           $0.31           $0.61           $0.60

Extraordinary loss on retirement of debt:
   Basic ..................................................             NA              NA              NA          ($0.01)
   Diluted ................................................             NA              NA              NA          ($0.01)

Premium paid on redemption of preferred stock:
   Basic ..................................................             NA              NA              NA          ($0.25)
   Diluted ................................................             NA              NA              NA          ($0.22)

NET INCOME PER SHARE:
   Basic ..................................................          $0.34           $0.32           $0.63           $0.37
   Diluted ................................................          $0.33           $0.31           $0.61           $0.36

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING (in Thousands):
   Basic ..................................................         27,561          27,552          27,556          26,939
   Diluted ................................................         28,629          28,444          28,569          30,109


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        INTERPOOL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                             1998                  1997
                                                                             ----                  ----
Cash flows from operating activities:
 Net income ........................................................       $  17,484             $  17,593
 Adjustments to reconcile net income to net cash provided by
 Operating activities:
  Depreciation and amortization .....................................         20,970                18,047
  Gain on sale of leasing equipment .................................           (107)                 (756)
  Collections on direct financing leases ............................         60,689                46,363
  Income recognized on direct financing leases ......................        (17,806)              (16,767)
  Provision for uncollectible accounts ..............................          1,020                   763
  Changes in assets and liabilities:
   Accounts and notes receivable .....................................        (2,471)               (6,131)
   Other receivables .................................................         1,852                  (612)
   Other assets and non-cash transactions ............................        (7,794)               (2,378)
   Accounts payable and accrued expenses .............................         1,222                 3,703
   Income taxes payable ..............................................         2,937                   907
   Deferred income ...................................................          (493)                 (211)
   Minority interest in equity of subsidiaries .......................            25                    30
                                                                           ---------             ---------
    Net cash provided by operating activities ........................        77,528                60,551
                                                                           ---------             ---------
Cash flows from investing activities:
 Acquisition of leasing equipment ..................................         (56,286)              (30,463)
 Proceeds from dispositions of leasing equipment ...................           2,472                 3,981
 Investment in direct financing leases .............................         (49,692)              (72,160)
 Investment in loan receivables ....................................          (5,698)                   --
 Investment in and advances to unconsolidated subsidiary ...........         (46,476)                   --
 Changes in marketable securities and other investing activities....           5,223                (8,624)
                                                                           ---------             ---------
    Net cash used for investing activities .........................        (150,457)             (107,266)
                                                                           ---------             ---------
Cash flows from financing activities:
 Proceeds from issuance of debt ....................................         121,423                 7,325
 Payments of debt and capital lease obligations ....................         (33,402)              (60,164)
 Net (repayments) borrowings of revolving credit lines .............         (14,486)               73,559
 Proceeds from issuance of capital securities ......................              --                73,300
 Redemption of preferred stock .....................................              --               (52,871)
 Cash dividends paid ...............................................          (2,066)               (2,892)
                                                                           ---------             ---------
    Net cash provided by financing activities ......................          71,469                38,257
                                                                           ---------             ---------
Net decrease in cash and short-term investments ...................           (1,460)               (8,458)
Cash and short-term investments, beginning of period ..............           30,402                45,333
                                                                           ---------             ---------
Cash and short-term investments, end of period ....................        $  28,942             $  36,875
                                                                           =========             =========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        INTERPOOL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                       (Dollars and shares in thousands)
                                  (Unaudited)

                                                                                                                        Accumulated
                                          Shares of              Shares of                 Additional                      Other
                                          Preferred     Par       Common         Par        Paid-In       Retained     Comprehensive
                                            Stock      Value       Stock        Value       Capital       Earnings         Income
                                            -----      -----       -----        -----       -------       --------         ------
Balance, December 31, 1997 ..........         0         $0         27,552       $ 28        $124,046      $ 125,657       $    715
    Net income ......................                                                                        17,484
    Accumulated Other
        Comprehensive Income ........                                                                                         (207)
  Shares issued on exercise of
    stock options ...................                                  37                        363
  Shares surrendered in  satisfaction
    of stock option purchase price ..                                 (23)                      (363)
  Cash Dividends declared:
        Common stock ................                                                                        (2,066)
                                              -         --         ------       ----        --------      ---------       --------

Balance, June 30, 1998 ..............         -          -         27,566       $ 28        $124,046      $ 141,075       $    508
                                              =         ==         ======       ====        ========      =========       ========


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

      A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                                          (in thousands)
                                                          Three Months Ended         Six Months Ended
                                                               June 30,                  June 30,
                                                           1998         1997         1998         1997
                                                          ------       ------       ------       ------
Average common shares outstanding .................       27,561       27,552       27,556       26,939
Common shares issuable (1) ........................        1,068          892        1,013        3,170
Average common shares outstanding assuming dilution       28,629       28,444       28,569       30,109

(1) Issuable under stock option plans in 1998 and both stock option plans and conversion of convertible securities in 1997.

      Stock options outstanding at June 30, 1998 to purchase 1.5 million shares of common stock were not included in the computation of net income per share assuming dilution because the options' exercise prices were greater than the average market price of the common shares.

      D.COMPREHENSIVE INCOME:

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

      The following is a reconciliation of net income to comprehensive income:

                                                                            (in thousands)
                                                           Three Months Ended            Six Months Ended
                                                                 June 30,                     June 30,
                                                           1998          1997           1998           1997
                                                           ----          ----           ----           ----
Net Income ........................................       $ 9,374        $8,827       $ 17,484        $17,593
Net unrealized gain (loss) on marketable securities          (829)          397           (207)           352
                                                          -------        ------       --------        -------
Comprehensive Income ..............................       $ 8,545        $9,224       $ 17,277        $17,945
                                                          =======        ======       ========        =======

NOTE 2 -- CASH FLOW INFORMATION:

      For the six months ended June 30, 1998 and 1997, cash paid for interest was approximately $29,618 and $22,031, respectively. Cash paid for income taxes was approximately $823 and $2,957, respectively.


NOTE 3 -- OTHER CONTINGENCIES AND COMMITMENTS:

      At June 30, 1998, the Company had outstanding purchase commitments for equipment of approximately $50,000.

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


NOTE 4 -- SIGNIFICANT EVENTS:

      On February 24, 1998, the Company issued $100,000 principal amount of
6 5/8% Notes due 2003. The net proceeds were used to repay $83,000 in borrowings under the revolving credit agreement and for other general corporate purposes.

      On April 30, 1998, the Company acquired a 50% interest in Container Applications International, Inc. (CAI), a container leasing company whose business is primarily in the short term master lease market. CAI would not be deemed a "significant subsidiary" of the Company for purposes of the Securities and Exchange Commission accounting requirements. The Company also advanced CAI subordinated debt. The Company's investment in and advances to CAI totaled $46,476.

      On June 19, 1998, the Company joined with Apollo Management IV, L.P. ("Apollo") in entering into a definitive merger agreement providing for the recapitalization of XTRA Corporation ("XTRA"), a leading lessor of freight transportation equipment, including over-the-road trailers, marine containers, intermodal trailers, chassis and domestic containers. In connection with the merger and recapitalization, the Company (through its affiliate Atlas Capital Partners LLC ("Atlas")) will be investing $73.1 million in new equity of XTRA, representing a 22.5% interest in XTRA. It is expected that following the merger and recapitalization, the Company (through Atlas) and Apollo will own approximately 90% of XTRA and XTRA's existing shareholders will own the remaining 10%. The merger, which is expected to be consummated later this year, is subject to customary conditions, including the approval of XTRA stockholders, the availability of contemplated financing and the expiration of Hart-Scott-Rodino waiting periods. The Company's equity investment will be accounted for as a purchase using the equity method of accounting.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company generates revenues through leasing transportation equipment, primarily intermodal dry freight standard containers and container chassis. Most of the Company's revenues are derived from payments under operating leases and income earned under finance leases, under which the lessee has the right to purchase the equipment at the end of the lease term. In the six months ended June 30, 1998 and 1997 revenues from direct financing leases were $17.8 million (20% of revenues) and $16.8 million (22% of revenues), respectively.


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

REVENUES

      The Company's revenues increased to $44.5 million for the three months ended June 30, 1998 from $39.8 million in the three months ended June 30, 1997, an increase of $4.7 million or 12%. The increase was due to increased leasing revenues generated by an expanded container and chassis fleet size. Revenues for the three months ended June 30, 1998 were $22.6 million for the Interpool Limited international container division and $21.9 million for the domestic intermodal division. This compared to $21.8 million for the Interpool Limited international container division and $18.0 million for the domestic intermodal division for the three months ended June 30, 1997.

LEASE OPERATING AND ADMINISTRATIVE EXPENSES

      The Company's lease operating and administrative expenses increased to $10.5 million for the three months ended June 30, 1998 from $9.4 million in the three months ended June 30, 1997, an increase of $1.1 million. The increase was due to higher operating costs of $.4 million resulting from expanded operations generating increased maintenance and repair and commission expenses. Also an increase of $.6 million in administrative costs resulting from both increased operations and inflation contributed to the increase. The increased expenses were primarily incurred on the domestic intermodal division operations.

DEPRECIATION AND AMORTIZATION OF LEASING EQUIPMENT

      The Company's depreciation and amortization expenses increased to $10.3 million in the three months ended June 30, 1998 from $8.7 million in the three months ended June 30, 1997, an increase of $1.6 million. The increase was due to an increased fleet size.

OTHER INCOME, NET

      The Company's income from unconsolidated subsidiaries net of goodwill amortization was $.2 million in the three months ended June 30, 1998. The Company's gain (loss) on sale of leasing equipment decreased to ($.1) million in the three months ended June 30, 1998 from $.4 million in the three months ended June 30, 1997.

INTEREST EXPENSE, NET

      The Company's net interest expense increased to $12.8 million in the three months ended June 30, 1998 from $11.7 million in the three months ended June 30, 1997, an increase of $1.1 million. The increase in interest expense was due to increased financings necessary to fund capital expenditures.



PROVISION FOR INCOME TAXES

      The Company's provision for income taxes decreased to $1.6 million from $1.7 million due to a lower effective tax rate resulting from greater income contribution from the Interpool Limited international container division.

NET INCOME

      As a result of the factors described above, the Company's net income increased to $9.4 million in the three months ended June 30, 1998 from $8.8 million in the three months ended June 30, 1997. For the three months ended June 30, 1998 the Interpool Limited international container division contributed $8.2 million to net income while the domestic intermodal division contributed $1.2 million. This compares to the three months ended June 30, 1997 when the Interpool Limited international container division contributed $7.6 million to net income while the domestic intermodal division contributed $1.2 million.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

REVENUES

      The Company's revenues increased to $87.3 million for the six months ended June 30, 1998 from $78.0 million in the six months ended June 30, 1997, an increase of $9.3 million or 12%. The increase was due to increased leasing revenues generated by an expanded container and chassis fleet size. Revenues for the six months ended June 30, 1998 were $44.3 million for the Interpool Limited international container division and $43.0 million for the domestic intermodal division. This compared to $42.5 million for the Interpool Limited international container division and $35.5 million for the domestic intermodal division for the six months ended June 30, 1997.

LEASE OPERATING AND ADMINISTRATIVE EXPENSES

      The Company's lease operating and administrative expenses increased to $21.4 million for the six months ended June 30, 1998 from $17.7 million in the six months ended June 30, 1997, an increase of $3.7 million. The increase was due to higher operating costs of $2.5 million resulting from expanded operations generating increased maintenance and repair, commission and insurance expenses. Also an increase of $1.2 million in administrative costs resulting from both increased operations and inflation contributed to the increase. The increased expenses were primarily incurred on the domestic intermodal division operations.

DEPRECIATION AND AMORTIZATION OF LEASING EQUIPMENT

      The Company's depreciation and amortization expenses increased to $20.1 million in the six months ended June 30, 1998 from $17.2 million in the six months ended June 30, 1997, an increase of $2.9 million. The increase was due to an increased fleet size.

OTHER INCOME, NET

      The Company's income from unconsolidated subsidiaries net of goodwill amortization was $.2 million in the six months ended June 30, 1998. The Company's gain on sale of leasing equipment decreased to $.1 million in the six months ended June 30, 1998 from $.8 million in the six months ended June 30, 1997.

INTEREST EXPENSE, NET

      The Company's net interest expense increased to $26.0 million in the six months ended June 30, 1998 from $22.7 million in the six months ended June 30, 1997, an increase of $3.3 million. The issuance of capital securities in late January 1997 increased interest expense by $.6 million in the 1998 period versus the 1997 period. The remaining increase in interest expense was due to increased financings necessary to fund capital expenditures.


PROVISION FOR INCOME TAXES

      The Company's provision for income taxes decreased to $2.7 million from $3.2 million due to a lower effective tax rate resulting from greater income contribution from the Interpool Limited international container division.

NET INCOME

      As a result of the factors described above, the Company's net income was $17.5 million in the six months ended June 30, 1998 versus income before extraordinary loss of $17.9 million in the six months ended June 30, 1997. For the six months ended June 30, 1998 the Interpool Limited international container division contributed $15.8 million to net income loss while the domestic intermodal division contributed $1.7 million. This compares to the six months ended June 30, 1997 where the Interpool Limited international container division contributed $15.1 million to income before extraordinary loss while the domestic intermodal division contributed $2.8 million. An extraordinary loss of $.3 million, net of tax benefit, was recorded in the six months ended June 30, 1997. This loss resulted from the retirement of debt replaced with the proceeds of other financings.

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

      The Company generated cash flow from operations of $77.5 million and $60.6 million in the first six months of 1998 and 1997, respectively, and net cash provided by financing activities was $71.5 million and $38.3 million for the first six months of 1998 and 1997, respectively. The Company has purchased the following amounts of equipment: $106.0 million for the six months ended June 30, 1998 and $102.6 million for the six months ended June 30, 1997.

      In February 1998, the Company issued $100 million principal amount of 6 5/8% Notes due 2003. The net proceeds were used to repay $83 million in borrowings under the revolving credit agreement and for other general corporate purposes.

      The Company has a $200.0 million revolving credit facility with a group of commercial banks; on June 30, 1998, $77.5 million was outstanding. The term of this facility extends until May 31, 1999 (unless the lender elects to renew the facility) at which time a maximum of 10% of the amount then outstanding becomes due, with the remainder becoming payable in equal monthly installments over a five year period. In addition, as of June 30, 1998, the Company had available lines of credit of $98.0 million under various facilities, under which $50.4 million was outstanding. Interest rates under these facilities ranged from 6.2% to 7.5%. At June 30, 1998, the Company had total debt outstanding of $818.5 million. Subsequent to June 30, 1998 the Company has continued to incur and repay debt obligations in connection with financing its equipment leasing activities.

      As of June 30, 1998, commitments for capital expenditures totaled approximately $50.0 million. The Company expects to fund such capital expenditures, as well as its investment in XTRA Corporation ("XTRA") described below, through some combination of cash flow from the Company's operations, borrowings under its available credit facilities and additional funds raised through the sale of its debt and/or equity securities in the private and/or public markets.

      The Company believes that cash generated by continuing operations, together with amounts available to be borrowed under existing credit facilities and the issuance of debt and/or equity securities in the appropriate markets will be sufficient to finance the Company's working capital needs for its existing business, planned capital expenditures, investments and expected debt repayments over the next twelve months. The Company anticipates that long-term financing will continue to be available for the purchase of equipment to expand its business in the future. In addition, from time to time, the Company explores new sources of capital both at the parent and subsidiary levels.

      On April 30, 1998, the Company acquired a 50% interest in Container Applications International, Inc. (CAI), a container leasing company whose business is primarily in the short term master lease market. CAI would not be deemed a "significant subsidiary" of the Company for purposes of the Securities and Exchange Commission accounting requirements.

      On June 19, 1998, the Company joined with Apollo Management IV, L.P. ("Apollo") in entering into a definitive merger agreement providing for the recapitalization of XTRA, a leading lessor of freight transportation equipment, including over-the-road trailers, marine containers, intermodal trailers, chassis and domestic containers. In connection with the merger and recapitalization, the Company (through its affiliate Atlas Capital Partners LLC ("Atlas")) will be investing $73.1 million in new equity of XTRA, representing a 22.5% interest in XTRA. It is expected that following the merger and recapitalization, the Company (through Atlas) and Apollo will own approximately 90% of XTRA and XTRA's existing shareholders will own the remaining 10%. The merger, which is expected to be consummated later this year, is subject to customary conditions, including the approval of XTRA stockholders, the availability of contemplated financing and the expiration of Hart-Scott-Rodino waiting periods.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedge item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

      Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

      We have not yet quantified the impacts of adopting Statement 133 on our financial statements and have not determined the timing of or method of our adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        None


ITEM 2. CHANGES IN SECURITIES

        None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None


ITEM 5. OTHER INFORMATION

        On July 21, 1998, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to register the exchange of its outstanding 6 5/8% Notes due 2003, of which $100,000,000 aggregate principal amount was issued and sold on February 24, 1998 in a transaction exempt from registration under the Securities Act of 1933 and is outstanding on the date hereof. The Exchange offer commenced on July 31, 1998 and will expire on September 10, 1998 at 5:00 PM Eastern Daylight Time, unless extended by the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            Exhibit 10.33: Consulting Agreement between Interpool, Inc. and Atlas Capital Partners, L.L.C. dated February 28, 1998.

            Exhibit 99:  (1)    Press Release dated May 4, 1998 (incorporated by
                                reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998).

                         (2) Press Release dated May 5, 1998 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998).

                         (3)    Press Release dated June 19, 1998.

                         (4)    Press Release dated June 23, 1998.

                         (5)    Press Release dated July 28, 1998.

      (b)   Reports on Form 8-K:

             None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      INTERPOOL, INC.



Dated:  August 10, 1998               \s\Martin Tuchman
                                      ------------------------------------
                                      Martin Tuchman
                                      Chief Executive Officer



Dated:  August 10, 1998               \s\William Geoghan
                                      ------------------------------------
                                      William Geoghan
                                      Controller

                                INDEX TO EXHIBIT

                           FILED WITH INTERPOOL, INC.
            REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998


EXHIBIT NO.

   10.33 Consulting Agreement between Interpool, Inc. and Atlas Capital Partners, L.L.C. dated February 28, 1998.

    99     (1)   Press Release dated May 4, 1998 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998).

           (2) Press Release dated May 5, 1998 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998).

           (3)   Press Release dated June 19, 1998.

           (4)   Press Release dated June 23, 1998.

           (5)   Press Release dated July 28, 1998.