Form 10-Q
period 1998-09-30
INTERPOOL INC
filed 1998-11-12
CIK 898777

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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



As of November 12, 1998, 27,566,452 shares of common stock, $.001 par value were outstanding.


Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days Yes X No

                        INTERPOOL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                           Page No.
PART I - FINANCIAL INFORMATION:

         Introduction to Financial Statements .......................................            3

         Consolidated Balance Sheets
         September 30, 1998 and December 31, 1997 ...................................            4

         Consolidated Statements of Income
         For the Three Months and Nine Months ended September 30, 1998 and 1997 .....            5

         Consolidated Statements of Cash Flows
         For the Nine Months ended September 30, 1998 and 1997 ......................            6

         Consolidated Statements of Stockholders' Equity
         For the Nine Months ended September 30, 1998 ...............................            7

         Notes to Consolidated Financial Statements .................................       8 - 10

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..............................      11 - 15


PART II - OTHER INFORMATION:

         Item 6:    Exhibits and Reports on Form 8-K ................................           16

         Signatures..................................................................           17

         Exhibits ...................................................................           18

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

                        INTERPOOL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                                      1998            1997
                                                                                 -------------     ------------
     ASSETS
CASH AND SHORT-TERM INVESTMENTS ..............................................    $    20,699      $    30,402
MARKETABLE SECURITIES ........................................................          5,350           12,574
ACCOUNTS AND NOTES RECEIVABLE, less allowance of
    $4,309 and $3,633, respectively ..........................................         31,610           27,448
NET INVESTMENT IN DIRECT FINANCING LEASES ....................................        354,323          363,366
OTHER RECEIVABLES ............................................................         73,206           35,744
LEASING EQUIPMENT, at cost ...................................................        849,510          745,351
Less -- accumulated depreciation and amortization ............................       (163,757)        (136,989)
                                                                                  -----------      -----------
LEASING EQUIPMENT, net .......................................................        685,753          608,362
OTHER ASSETS .................................................................         60,286           36,560
                                                                                  -----------      -----------
    TOTAL ASSETS .............................................................    $ 1,231,227      $ 1,114,456
                                                                                  ===========      ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
ACCOUNTS PAYABLE AND ACCRUED EXPENSES ........................................    $    22,949      $    26,139
INCOME TAXES:
    Current ..................................................................          1,000              836
    Deferred .................................................................         18,766           15,269
                                                                                  -----------      -----------
                                                                                       19,766           16,105
DEFERRED INCOME ..............................................................          1,671            2,030
DEBT AND CAPITAL LEASE OBLIGATIONS:
    Due within one year ......................................................         96,074           74,830
    Due after one year .......................................................        740,817          669,397
                                                                                  -----------      -----------
                                                                                      836,891          744,227
COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES IN
  SUBSIDIARY GRANTOR TRUSTS
    (holding solely junior subordinated deferrable interest debentures of the
    Company)
    (75,000 shares 9 7/8% Capital Securities outstanding, liquidation
    preference $75,000) ......................................................         75,000           75,000

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES ..................................            570              509

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001 per share; 1,000,000 authorized,
    none issued ..............................................................           --               --
Common stock, par value $.001 per share; 100,000,000 shares authorized,
    27,566,452 outstanding at September 30, 1998 and 27,551,728
    at December 31, 1997 .....................................................             28               28
Additional paid-in capital ...................................................        124,046          124,046
Retained earnings ............................................................        150,096          125,657
Accumulated other comprehensive income .......................................            210              715
                                                                                  -----------      -----------
      TOTAL STOCKHOLDERS' EQUITY .............................................        274,380          250,446
                                                                                  -----------      -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................    $ 1,231,227      $ 1,114,456
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

                        INTERPOOL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                                                 1998         1997         1998         1997
                                                              ---------    ---------    ---------    ---------
REVENUES                                                      $  46,115    $  40,962    $ 133,453    $ 118,922

COSTS AND EXPENSES:
Lease operating and administrative expenses                      10,778       10,292       32,148       27,987
Depreciation and amortization of leasing equipment               10,865        8,933       30,941       26,155
Other income, net                                                  (214)         (17)        (545)        (773)
Interest expense, net                                            12,581       13,280       38,620       36,008
                                                              ---------    ---------    ---------    ---------
                                                                 34,010       32,488      101,164       89,377
                                                              ---------    ---------    ---------    ---------
Income before provision for income taxes & extraordinary
  loss                                                           12,105        8,474       32,289       29,545
Provision for income taxes                                        2,050          550        4,750        3,700
                                                              ---------    ---------    ---------    ---------
Income before extraordinary loss                                 10,055        7,924       27,539       25,845

Extraordinary loss on retirement of debt, net of applicable
  taxes of $2,150 and $2,375                                       --          4,550         --          4,878
                                                              ---------    ---------    ---------    ---------

NET INCOME                                                    $  10,055    $   3,374    $  27,539    $  20,967
                                                              =========    =========    =========    =========

Income per share before extraordinary loss and premium paid
on redemption of preferred stock:
   Basic                                                      $    0.36    $    0.29    $    1.00    $    0.91
   Diluted                                                    $    0.35    $    0.28    $    0.96    $    0.87

Extraordinary loss on retirement of debt:
   Basic                                                             NA    $   (0.17)          NA    $   (0.18)
   Diluted                                                           NA    $   (0.16)          NA    $   (0.16)

Premium paid on redemption of preferred stock:
   Basic                                                             NA           NA           NA    $   (0.24)
   Diluted                                                           NA           NA           NA    $   (0.23)

NET INCOME PER SHARE:
   Basic                                                      $    0.36    $    0.12    $    1.00    $    0.49
   Diluted                                                    $    0.35    $    0.12    $    0.96    $    0.48

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING (in Thousands):
   Basic                                                         27,566       27,552       27,560       27,552
   Diluted                                                       28,584       28,626       28,574       29,614


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        INTERPOOL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                       1998         1997
                                                                    ---------    ---------
Cash flows from operating activities:
  Net income ....................................................   $  27,539    $  20,967
  Adjustments to reconcile net income to net cash provided by
   Operating activities:
      Extraordinary loss ........................................        --          4,878
      Depreciation and amortization .............................      32,257       27,492
      Loss (gain) on sale of leasing equipment ..................          69         (773)
      Collections on direct financing leases ....................      92,347       66,658
      Income recognized on direct financing leases ..............     (26,115)     (25,321)
      Provision for uncollectible accounts ......................       1,569          808
   Changes in assets and liabilities:
      Accounts and notes receivable .............................      (5,422)       2,131
      Other receivables .........................................       1,886          628
      Other assets and non-cash transactions ....................          42       (4,117)
      Accounts payable and accrued expenses .....................      (3,190)       5,440
      Income taxes payable ......................................       4,325          810
      Deferred income ...........................................        (359)        (149)
      Minority interest in equity of subsidiaries ...............          61           42
                                                                    ---------    ---------
          Net cash provided by operating activities .............     125,009       99,494
                                                                    ---------    ---------
Cash flows from investing activities:
  Acquisition of leasing equipment ..............................    (108,291)     (70,566)
  Proceeds from dispositions of leasing equipment ...............       2,574        4,948
  Investment in direct financing leases .........................     (58,934)     (96,038)
  Investment in loan receivables ................................      (5,698)     (21,514)
  Investment in and advances to unconsolidated subsidiary .......     (46,452)        --
  Changes in marketable securities and other investing
    activities ..................................................      (6,748)      (9,098)
                                                                    ---------    ---------
          Net cash used for investing activities ................    (223,549)    (192,268)
                                                                    ---------    ---------
Cash flows from financing activities:
  Proceeds from issuance of debt ................................     127,010      282,079
  Payments of debt and capital lease obligations ................     (56,777)    (217,518)
  Net borrowings (repayments) of revolving credit lines .........      21,704          (72)
  Extraordinary loss on retirement of debt - cash effect ........        --         (3,964)
  Proceeds from issuance of capital securities ..................        --         73,300
  Redemption of preferred stock .................................        --        (52,871)
  Cash dividends paid ...........................................      (3,100)      (3,925)
                                                                    ---------    ---------
          Net cash provided by financing activities .............      88,837       77,029
                                                                    ---------    ---------
Net decrease in cash and short-term investments .................      (9,703)     (15,745)
Cash and short-term investments, beginning of period ............      30,402       45,333
                                                                    ---------    ---------
Cash and short-term investments, end of period ..................   $  20,699    $  29,588
                                                                    =========    =========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        INTERPOOL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                        (Dollars and shares in thousands)
                                   (Unaudited)


                                                                                                                        ACCUMULATED
                                          SHARES OF                  SHARES OF                ADDITIONAL                   OTHER
                                          PREFERRED       PAR         COMMON        PAR        PAID-IN      RETAINED   COMPREHENSIVE
                                           STOCK         VALUE         STOCK       VALUE       CAPITAL      EARNINGS      INCOME
                                           -----         -----         -----       -----       -------      --------      ------
Balance, December 31, 1997 ............         0      $      0        27,552     $     28     $124,046     $125,657     $    715
    Net income ........................                                                                       27,539
    Accumulated Other
        Comprehensive Income ..........                                                                                      (505)
    Shares issued on exercise of
         stock option .................                                    37                       363
    Shares surrendered in satisfaction
         of stock option purchase
         price ........................                                   (23)                     (363)
    Cash Dividends declared:
         Common stock .................                                                                       (3,100)
                                         --------      --------      --------     --------     --------     --------     --------

Balance, September 30, 1998 ...........      --            --          27,566     $     28     $124,046     $150,096     $    210
                                         ========      ========      ========     ========     ========     ========     ========


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

C.     NET INCOME PER SHARE:

       Basic net income per share is computed by deducting preferred dividends from net income to arrive at income attributable to common stockholders. This amount is then divided by the weighted average number of shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options and shares issuable upon the conversion of the 5-3/4% Cumulative Convertible Preferred Stock and the 5-1/4% Convertible Exchangeable Subordinated Notes have been added to the weighted shares outstanding and interest expense net of tax effect on the notes has been added to net income in the diluted earnings per share computation. Per share amounts and common shares outstanding have been restated to give effect to the three-for-two stock split effected March 27, 1997.

       A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                                    (IN THOUSANDS)
                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                         1998       1997       1998       1997
                                                        ------     ------     ------     ------
Average common shares outstanding .................     27,566     27,552     27,560     27,552
Common shares issuable (1) ........................      1,018      1,074      1,014      2,062
Average common shares outstanding assuming
  dilution ........................................     28,584     28,626     28,574     29,614

(1) Issuable under stock option plans in 1998 and both stock option plans and conversion of convertible securities in 1997.

       On September 16, 1998 the Company canceled all of the 4,393,501 options to purchase shares of the Company's common stock outstanding under its 1993 Stock Option Plan for Executive Officers and Directors, as well as the Company's Nonqualified Stock Option Plan for Non-employee, Non-consultant Directors and issued 4,393,501 new options in their place. The newly issued options were granted with an exercise price equal to the closing market price of the Company's stock as of September 16, 1998 (the "date of grant"). This results in a new measurement date whereby the newly issued options vest six months from date of grant and expire ten years from date of grant. All other terms and conditions of the newly issued options are similar to the canceled options.

       On a pro forma basis, assuming the cancellation and re-issuance of the options as described above did not take place, there would be no effect on diluted net income per share for the three and nine months ended September 30, 1998.

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

       The following is a reconciliation of net income to comprehensive income:

                                                                          (IN THOUSANDS)
                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                             SEPTEMBER 30,              SEPTEMBER 30,
                                                          1998          1997         1998          1997
                                                        --------      --------     --------      --------
Net income ........................................     $ 10,055      $  3,374     $ 27,539      $ 20,967
Net unrealized gain (loss) on marketable
  securities ......................................         (298)          313         (505)          665
                                                        --------      --------     --------      --------
Comprehensive income ..............................     $  9,757      $  3,687     $ 27,034      $ 21,632
                                                        ========      ========     ========      ========


NOTE 2 -- CASH FLOW INFORMATION:

       For the nine months ended September 30, 1998 and 1997, cash paid for interest was approximately $53,083 and $36,160, respectively. Cash paid for income taxes was approximately $1,933 and $2,729, respectively.


NOTE 3 -- OTHER CONTINGENCIES AND COMMITMENTS:

       At September 30, 1998, the Company had outstanding purchase commitments for equipment of approximately $90,000.

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

NOTE 4 -- SIGNIFICANT EVENTS:

       On February 24, 1998, the Company issued $100,000 principal amount of 6-5/8% Notes due 2003 (the "6-5/8% Private Notes"). The net proceeds were used to repay $83,000 in borrowings under the revolving credit agreement and for other general corporate purposes. On September 18, 1998, the Company consummated an exchange offer whereby the entire $100,000 principal amount of 6-5/8% Private Notes were exchanged for the same principal amount of Interpool 6-5/8% Notes due 2003 (the "6-5/8% Exchange Notes"), which have been registered under the Securities Act. The 6-5/8% Private Notes were originally issued and sold in a transaction exempt from registration under the Securities Act.

       The 6-5/8% Exchange Notes issued in the exchange offer have substantially the same terms and conditions as the unregistered 6-5/8% Private Notes, except that the 6-5/8% Exchange Notes are not subject to the restrictions on resale or transfer, which applied to the unregistered 6-5/8% Private Notes.

       On April 30, 1998, the Company acquired a 50% interest in Container Applications International, Inc. (CAI), a container leasing company whose business is primarily in the short term master lease market. CAI would not be deemed a "significant subsidiary" of the Company for purposes of the Securities and Exchange Commission accounting requirements. The Company also advanced CAI subordinated debt. The Company's investment in and advances to CAI totaled $46,452.

       On June 19, 1998, the Company announced its participation in a proposed recapitalization and merger (the "Merger") of XTRA Corporation ("XTRA"), with a company newly formed by Apollo Management IV, L.P. ("Apollo") and the Company. In connection with the merger and recapitalization, it was contemplated that the Company (through its affiliate Atlas Capital Partners LLC ("Atlas")) would invest $73.1 million in new equity of XTRA, representing a 22.5% interest in XTRA. Following the merger and recapitalization, the Company (through Atlas) and Apollo would own approximately 90% of XTRA and XTRA's existing shareholders would own the remaining 10%. On October 23, 1998, the Company announced that it believes, in light of current circumstances, that the prospects are not favorable for obtaining the financing necessary to consummate the Merger.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company generates revenues through leasing transportation equipment, primarily intermodal dry freight standard containers and container chassis. Most of the Company's revenues are derived from payments under operating leases and income earned under finance leases, under which the lessee has the right to purchase the equipment at the end of the lease term. In the nine months ended September 30, 1998 and 1997 revenues from direct financing leases were $26.1 million (20% of revenues) and $25.3 million (21% of revenues), respectively.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

         The Company's revenues increased to $46.1 million for the three months ended September 30, 1998, from $41.0 million in the three months ended September 30, 1997, an increase of $5.1 million or 13%. The increase was due to increased leasing revenues generated by an expanded container and chassis fleet size. Revenues for the three months ended September 30, 1998 were $23.0 million for the Interpool Limited international container division and $23.1 million for the domestic intermodal division. This compared to $21.6 million for the Interpool Limited international container division and $19.4 million for the domestic intermodal division for the three months ended September 30, 1997.

LEASE OPERATING AND ADMINISTRATIVE EXPENSES

         The Company's lease operating and administrative expenses increased to $10.8 million for the three months ended September 30, 1998 from $10.3 million in the three months ended September 30, 1997, an increase of $.5 million. The increase was due to higher administrative costs of $.5 million resulting from both increased operations as well as inflation.

DEPRECIATION AND AMORTIZATION OF LEASING EQUIPMENT

         The Company's depreciation and amortization expenses increased to $10.9 million in the three months ended September 30, 1998 from $8.9 million in the three months ended September 30, 1997, an increase of $2.0 million. The increase was due to an increased fleet size.

OTHER INCOME, NET

         The Company's income from unconsolidated subsidiaries net of goodwill amortization was $.4 million in the three months ended September 30, 1998. The Company's gain (loss) on sale of leasing equipment decreased to ($.2) million in the three months ended September 30, 1998.

INTEREST EXPENSE, NET

         The Company's net interest expense decreased to $12.6 million in the three months ended September 30, 1998 from $13.3 million in the three months ended September 30, 1997, a decrease of $.7 million. The decrease in net interest expense was due to increased investment income of $1.5 million as well as lower borrowing costs experienced during the three months ended September 30, 1998, which was partially offset by increased interest expense of $.8 million due to financings necessary to fund capital expenditures.

PROVISION FOR INCOME TAXES

         The Company's provision for income taxes increased to $2.1 million from $.6 million primarily due to a higher effective tax rate resulting from greater income contribution from the domestic intermodal division.

NET INCOME

         As a result of the factors described above, the Company's net income was $10.0 million in the three months ended September 30, 1998 versus income before extraordinary loss of $7.9 million in the three months ended September 30, 1997. For the three months ended September 30, 1998 the Interpool Limited international container division contributed $8.3 million to net income while the domestic intermodal division contributed $1.7 million. This compares to the three months ended September 30, 1997 where the Interpool Limited international container division contributed $7.1 million to income before extraordinary loss while the domestic intermodal division contributed $.8 million. An extraordinary loss of $4.5 million, net of tax benefit, was recorded in the three months ended September 30, 1997. This loss resulted from the retirement of debt replaced with the proceeds of other financings.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

         The Company's revenues increased to $133.4 million for the nine months ended September 30, 1998 from $118.9 million in the nine months ended September 30, 1997, an increase of $14.5 million or 12%. The increase was due to increased leasing revenues generated by an expanded container and chassis fleet size. Revenues for the nine months ended September 30, 1998 were $67.3 million for the Interpool Limited international container division and $66.1 million for the domestic intermodal division. This compared to $64.1 million for the Interpool Limited international container division and $54.8 million for the domestic intermodal division for the nine months ended September 30, 1997.

LEASE OPERATING AND ADMINISTRATIVE EXPENSES

         The Company's lease operating and administrative expenses increased to $32.1 million for the nine months ended September 30, 1998 from $28.0 million in the nine months ended September 30, 1997, an increase of $4.1 million. The increase was due to higher operating expenses of $2.4 million resulting from expanded operations generating increased maintenance and repair, commission and operating expenses. Also, an increase of $1.7 million in administrative costs resulting from both increased operations and inflation contributed to the increase. The increased expenses were primarily incurred on the domestic intermodal division operations.

DEPRECIATION AND AMORTIZATION OF LEASING EQUIPMENT

         The Company's depreciation and amortization expenses increased to $30.9 million in the nine months ended September 30, 1998 from $26.2 million in the nine months ended September 30, 1997, an increase of $4.7 million. The increase was due to an increased fleet size.

OTHER INCOME, NET

         The Company's income from unconsolidated subsidiaries net of goodwill amortization was $.6 million in the nine months ended September 30, 1998. The Company's gain (loss) on sale of leasing equipment decreased to ($.1) million in the nine months ended September 30, 1998 from $.8 million in the nine months ended September 30, 1997.

INTEREST EXPENSE, NET

         The Company's net interest expense increased to $38.6 million in the nine months ended September 30, 1998 from $36.0 million in the nine months ended September 30, 1997, an increase of $2.6 million. The issuance of capital securities in late January 1997 increased interest expense by $.6 million in the 1998 period versus the 1997 period. The remaining increase in interest expense was due to increased financings necessary to fund capital expenditures.

PROVISION FOR INCOME TAXES

         The Company's provision for income taxes increased to $4.8 million from $3.7 million primarily due to a higher effective tax rate resulting from greater income contribution from the domestic intermodal division.

NET INCOME

         As a result of the factors described above, the Company's net income was $27.5 million in the nine months ended September 30, 1998 versus income before extraordinary loss of $25.8 million in the nine months ended September 30, 1997. For the nine months ended September 30, 1998 the Interpool Limited international container division contributed $24.1 million to net income while the domestic intermodal division contributed $3.4 million. This compares to the nine months ended September 30, 1997 where the Interpool Limited international container division contributed $22.2 million to income before extraordinary loss while the domestic intermodal division contributed $3.6 million. An extraordinary loss of $4.9 million, net of tax benefit, was recorded in the nine months ended September 30, 1997. This loss resulted from the retirement of debt replaced with the proceeds of other financings.

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

         The Company generated cash flow from operations of $125.0 million and $99.5 million in the first nine months of 1998 and 1997, respectively, and net cash provided by financing activities was $88.8 million and $77.0 million for the first nine months of 1998 and 1997, respectively. The Company has purchased the following amounts of equipment: $170.2 million for the nine months ended September 30, 1998 and $166.6 million for the nine months ended September 30, 1997.

         In February 1998, the Company issued $100 million principal amount of 6-5/8% Notes due 2003. The net proceeds were used to repay $83 million in borrowings under the revolving credit agreement and for other general corporate purposes.

         The Company has a $200.0 million revolving credit facility with a group of commercial banks; on September 30, 1998, $71.0 million was outstanding. The term of this facility extends until May 31, 1999 (unless the lender elects to renew the facility) at which time a maximum of 10% of the amount then outstanding becomes due, with the remainder becoming payable in equal monthly installments over a five year period. In addition, as of September 30, 1998, the Company had available lines of credit of $98.0 million under various facilities, under which $75.0 million was outstanding. Interest rates under these facilities ranged from 5.8% to 6.8%. At September 30, 1998, the Company had total debt outstanding of $836.9 million. Subsequent to September 30, 1998 the Company has continued to incur and repay debt obligations in connection with financing its equipment leasing activities.

         As of September 30, 1998, commitments for capital expenditures totaled approximately $90.0 million. The Company expects to fund such capital expenditures through some combination of cash flow from the Company's operations, borrowings under its available credit facilities and additional funds raised through the sale of its debt securities in the private and/or public markets.

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

         On April 30, 1998, the Company acquired a 50% interest in Container Applications International, Inc. (CAI), a container leasing company whose business is primarily in the short term master lease market. CAI would not be deemed a "significant subsidiary" of the Company for purposes of Securities and Exchange Commission accounting requirements.

       On June 19, 1998, the Company announced its participation in a proposed recapitalization and merger (the "Merger") of XTRA Corporation ("XTRA"), with a company newly formed by Apollo Management IV, L.P. ("Apollo") and the Company. In connection with the merger and recapitalization, it was contemplated that the Company (through its affiliate Atlas Capital Partners LLC ("Atlas")) would invest $73.1 million in new equity of XTRA, representing a 22.5% interest in XTRA. Following the merger and recapitalization, the Company (through Atlas) and Apollo would own approximately 90% of XTRA and XTRA's existing shareholders would own the remaining 10%. On October 23, 1998, the Company announced that it believes, in light of current circumstances, that the prospects are not favorable for obtaining the financing necessary to consummate the Merger.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gain and losses to offset related results on the hedge item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election before January 1, 1998). The Company has not yet quantified the impacts of adopting Statement 133 on its financial statements and has not determined the timing or method of our adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

YEAR 2000

         The Company has undertaken a program to address the issues associated with the onset of the calendar year 2000 ("Y2K"). During 1998, a committee comprised of members of senior management and other key associates was formed to determine the full scope and related costs of these Y2K issues to insure that the Company's systems continue to meet its internal needs and those of its customers.

         The assessment phase of the Y2K project was completed on August 31, 1998. All internal systems, hardware, software and embedded system issues were evaluated for Y2K compliance. Software source code was analyzed where available to determine program cognizance of Y2K. The analysis resulted in the need to upgrade three of the Company's four software systems: the fleet control system, the accounting system for accounts payable and general ledger and the overseas input program. Testing was carried out against software developed in-house, which was deemed Y2K compliant to determine if compliance could be demonstrated. This testing resulted in compliance of the Company's PoolStat chassis management software program. Testing was also carried out on systems with embedded calendars, including the Company's data servers, desktop computers and notebook computers. This testing resulted in compliance of all data servers, and the need to replace a specified number of personal computers of a specific age and model. In addition to in-house computer and embedded system issues, the Company is developing a questionnaire for key suppliers, service providers, financial institutions and customers. The questionnaires will be sent out by November 30, 1998. The answers to the questionnaire will help determine the extent to which contingency plans must be made for the Company to continue with uninterrupted business. This contingency plan is being developed to deal with possible interruptions in the flow of goods, services, and/or funds which could occur as a result of Y2K problems outside of the Company's direct control. The contingency plan will be completed in the first quarter of 1999, taking into consideration the results of the questionnaire. Updates to the questionnaire will be requested during June 1999 from companies who have disclosed a high degree of risk, and who could significantly impact the Company's business. At this time, the Company, if necessary, would begin implementation of its contingency plan.

         The second phase of the Y2K project involves replacing or upgrading those systems, which are not Y2K compliant. The Company's fleet control system is the primary software system being upgraded using in-house resources. The provider of the underlying database for the fleet control system has made its product Y2K compliant. As a result, only minor changes are necessary to the Company's fleet control system to achieve Y2K compliance. The Company expects to achieve compliance by February 29, 1999. The accounting system for accounts payable and general ledger is being replaced with a Y2K certified program to be installed and operational by March 31, 1999. A third less critical software program, the overseas input program is being updated and is expected to be Y2K compliant by January 31, 1999.

         The Company is taking the Y2K situation very seriously and has a well-formulated plan for internal system remediation. Overall, the Company's internal Y2K project requires a relatively minor diversion of internal resources, and funds have been made available for replacement of necessary hardware and software components. The Company believes it has committed sufficient resources to this project to insure its success. To date, the Y2K project is on schedule and the Company does not believe the costs for Y2K compliance to be material to its financial position, results of operation or cash flows.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

           None.

ITEM 2. CHANGES IN SECURITIES

           None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5. OTHER INFORMATION

           On September 18, 1998, the Company successfully consummated an exchange offer for all of the 6-5/8% Notes due 2003 (the "6-5/8% Private Notes"). Pursuant to the exchange offer, the entire $100 million principal amount of the 6-5/8% Private Notes, which were originally issued and sold on February 24, 1998 in a transaction exempt from registration under the Securities Act of 1933, as amended, were tendered prior to the expiration of the offer and exchanged for the same liquidation amount of the Company's new 6-5/8% Notes due 2003 (the "6-5/8% Exchange Notes"). The 6-5/8% Exchange Notes issued in the exchange offer have substantially the same terms and conditions as the unregistered 6-5/8% Private Notes, except that the 6-5/8% Exchange Notes are not subject to the restrictions on resale or transfer, which applied to the unregistered 6-5/8% Private Notes

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  Exhibit 99: (1) Press Release dated July 28, 1998
                                  (incorporated by reference to the Company's
                                  Quarterly Report on Form 10-Q for the period ended June 30, 1998).
                              (2) Press Release dated September 18, 1998.
                              (3) Press Release dated September 22, 1998.
                              (4) Press Release dated October 23, 1998.
                              (5) Press Release dated October 27, 1998.

         (b)      Reports on Form 8-K:

                  None

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 INTERPOOL, INC.



Dated:  November 12, 1998                        \s\Martin Tuchman
        -----------------                        -----------------------
                                                 Martin Tuchman
                                                 Chief Executive Officer



Dated:  November 12, 1998                        \s\William Geoghan
                                                 -----------------------
                                                 William Geoghan
                                                 Senior Vice President

                               INDEX TO EXHIBITS

                           FILED WITH INTERPOOL, INC.
          REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998


EXHIBIT NO.

         99:      (1)  Press Release dated July 28, 1998 (incorporated by
                       reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998).
                  (2)  Press Release dated September 18, 1998.
                  (3)  Press Release dated September 22, 1998.
                  (4)  Press Release dated October 23, 1998.
                  (5)  Press Release dated October 27, 1998.