Form 10-K
period 1998-12-31
INTERPOOL INC
filed 1999-03-31
CIK 898777

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              ---------------------
                                    FORM 10-K
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 1-11862

                               INTERPOOL, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in the charter


            DELAWARE                             13-3467669
-------------------------------               ---------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification Number)

              211 COLLEGE ROAD EAST, PRINCETON, NEW JERSEY 08540
              ----------------------------------------------------
               (Address of principal executive office)   (Zip Code)

                                (609) 452-8900
             --------------------------------------------------
             (Registrant's telephone number including area code)
                                 --------------
         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      Name of Each Exchange
           Title of Each Class                         on which Registered
       -----------------------------                  -----------------------
       COMMON STOCK, PAR VALUE $.001                  NEW YORK STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     NONE
                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such __ reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will __ not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $130,007,635.00 as of March 22, 1999.

At March 22, 1999, there were 27,566,452 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 1999 are incorporated by reference into
Part III of the Form 10-K.

                                 INTERPOOL, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

Item                                                                                                           Page
                                     PART I

   1.    Business...........................................................................................    3
   2.    Properties.........................................................................................    9
   3.    Legal Proceedings..................................................................................    9
   4.    Submission of Matters to a Vote of Security Holders................................................    9

                                     PART II

   5.    Market for the Registrant's Common Equity and Related Shareholder Matters..........................   10
   6.    Selected Financial Data............................................................................   10
   7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..............   12
   7A.   Quantitative and Qualitative Disclosures about Market Risk.........................................   19
   8.    Financial Statements and Supplementary Data........................................................   20
   9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............   39

                                    PART III

  10.    Directors and Executive Officers of the Registrant.................................................   40
  11.    Executive Compensation.............................................................................   40
  12.    Security Ownership of Certain Beneficial Owners and Management.....................................   40
  13.    Certain Relationships and Related Transactions.....................................................   40

                                     PART IV

  14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................   41
         Signatures.........................................................................................   46


                                     PART I


ITEM 1.  BUSINESS

Interpool, Inc. (the "Company" or "Interpool") is one of the world's leading lessors of intermodal dry freight standard containers and is the second largest lessor of intermodal container chassis in the United States. At December 31, 1998, the Company's container fleet totalled approximately 500,000 twenty foot equivalent units ("TEUs"), the industry standard measure of dimension for containers used in international trade, and its chassis fleet totalled approximately 76,000 chassis. The Company leases its containers and chassis to over 200 customers, including nearly all of the world's 20 largest international container shipping lines.

The efficiencies and cost savings inherent in intermodal transportation of containerized cargo have facilitated the dramatic growth of international trade. Intermodal transportation permits movement of cargo in a standard steel container by means of a combination of ship, rail and truck without unpacking and repacking of the contents during transit. The Company believes the world's dry freight standard container fleet has grown from fewer than .4 million TEUs in 1970 to approximately 10.1 million TEUs by mid-1998. During the twelve-month period ending in mid-1998 the Company estimates that approximately 1.2 million TEUs were produced, of which .4 million have been estimated to be replacements of older containers. Concurrently with this growth of the world's container fleet, the domestic chassis fleet has grown to accommodate the increased container traffic. Leasing companies have played a significant role in the growth of intermodal transportation, supplying approximately half of the world's container and chassis requirements.

The Company focuses on leasing dry freight standard containers and container chassis on a long-term basis in order to achieve high utilization of its equipment and stable and predictable earnings. From 1991 through 1994, the combined utilization rate of the Company's container and chassis fleets averaged at least 90%. At the end of 1995 and 1996 the combined utilization rate of the Company's container and chassis fleets was approximately 97% and at December 31, 1997 and 1998 such rate was approximately 98%. A substantial portion of the Company's newly acquired equipment is leased on a long-term basis and, at December 31, 1998, approximately 91% of its total equipment fleet was leased on this basis. The remainder of the Company's equipment is leased under short-term agreements to satisfy customers' peak or seasonal requirements, generally at higher rates than under long-term leases. The Company concentrates on standard dry cargo containers and chassis because such equipment may be more readily remarketed upon expiration of a lease than specialized equipment. In financing its equipment acquisitions, Interpool generally seeks to meet debt service requirements from the leasing revenue generated by its equipment.

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

From time to time the Company considers possible acquisitions of complementary businesses and asset portfolios. In April 1998, the Company established a strategic alliance with another container leasing company whose business complements that of the Company through the acquisition of a 50% interest in Container Applications International, Inc. (CAI) whose business is primarily in the short term master lease market. The Company also provided CAI with financing to repay debt.


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

Intermodal Transportation

The fundamental component of intermodal transportation is the container. Containers provide a secure and cost-effective method of transporting finished goods and component parts because they are generally freely inter-changeable between different modes of transport, making it possible to move cargo from a point of origin to a final destination without the repeated unpacking and repacking of the goods required by traditional shipping methods. The same container may be carried successively on a ship, rail car and truck and across international borders with minimal customs formalities. Containerization is more efficient, more economical and safer in the transportation of cargo than "break bulk transport" in which the goods are unpacked and repacked at various intermediate points enroute to their final destination. By eliminating manual repacking operations when differing modes of transportation are used, containerization reduces freight and labor costs. In addition, automated handling of containers permits faster loading and unloading and more efficient utilization of transportation equipment, thereby reducing transit time. The protection provided by sealed containers also reduces damage to goods and loss and theft of goods during shipment. Containers may also be picked up, dropped off, stored and repaired at independent common user depots located throughout the world.

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

As a result of the advantages of intermodal containerization and the increased globalization of the world economy, the use of containers for domestic intermodal transportation has also grown over the last few years. Greater use of containers on cargo ships led railroad and trucking companies to develop the capacity to transport containers domestically by chassis and rail car. In addition, shipping companies began soliciting domestic freight in order to mitigate the cost of moving empty containers back to the port areas for use again in international trade. The introduction in the mid-1980's of the double stack railroad car, specially designed to carry containers stacked one on top of another, accelerated the growth of domestic intermodal transportation by reducing shipping costs still further. Due to these trends, an increasing portion of domestic cargo is now being shipped by container instead of by a conventional highway trailer. The Company has acquired over 11,500 units of equipment, including domestic trailers, domestic chassis and domestic containers in order to increase its participation in the growing domestic intermodal market.


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

The Company often enters into long-term "direct finance" leases. Under a direct finance lease, the customer owns the container at the expiration of the lease term. Although customers pay a higher per diem rate under a direct finance lease than under a long-term operating lease, a direct finance lease enables the Company to provide customers with access to financing on terms generally comparable to those available from financial institutions which provide this type of financing. The percentage of the Company's revenues provided by direct finance leases has increased from 11% in 1991 to 19% in 1998.

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

Trac Lease, with a fleet of approximately 76,000 chassis, is currently the second largest chassis lessor in the United States, with the largest lessor having a fleet approximating 90,000 chassis. The Company's chassis leasing strategy includes an emphasis on long-term leasing of new or re-manufactured chassis which allows the Company to offer equipment packages to its customers at the most attractive cost to the Company.

In order to redeploy chassis that are coming off long-term leases, the Company operates "chassis pools" for most of the major port authorities and terminal operators on the Eastern seaboard and the Gulf coast. A chassis pool is an inventory of chassis available for short-term leasing to customers of the port or terminal. The principal ports in the United States where the Company supplies chassis pools are Boston, Baltimore, Norfolk, Charleston, Savannah, New Orleans and Houston.

Like most leasing companies, the Company depends on high utilization of its equipment in order to run its operations profitably. Because the Company has most of its container and chassis fleets under long-term leases, the Company believes that it has generally experienced better utilization in periods of weak demand than other leasing companies having a smaller proportion of their fleets under long-term leases. From 1991 through 1994, the annual utilization of the Company's container fleet and Trac Lease's chassis fleet has averaged at least 90%. At the end of 1995 and 1996, the combined utilization rate of the Company's container and chassis fleets was approximately 97%, and at December 31, 1997 and 1998, such rate was approximately 98%.


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

Sources of Supply

Because of the rising demand for containers and the availability of relatively inexpensive labor in the Pacific Rim, approximately 75% of world container production now occurs in China. Containers are also produced in other countries, such as South Korea, India, Indonesia, Malaysia, Taiwan, Turkey, South Africa, and, to a lesser extent, in other parts of the world. Most chassis used in the United States are manufactured domestically due to the high cost of transportation to the United States of chassis manufactured abroad. Manufacturers of chassis frequently produce over-the-road trailers as well, and can convert some production capability to chassis as needed.

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

Marketing and Customers

The Company leases its containers and chassis to over 200 shipping and transportation companies throughout the world, including nearly all of the world's 20 largest international container shipping lines. With a network of offices and agents covering major ports in the United States, Europe and the Far East, the Company has been able to supply containers in nearly all locations requested by its customers. In 1998, the Company's top 25 customers represented approximately 68% of its consolidated revenues, with no single customer accounting for more than 7%.

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

The Company seeks to reduce credit risk by maintaining insurance coverage against defaults and equipment losses. Although there can be no assurance that such coverage will be available in the future, the Company currently maintains contingent physical damage, recovery/repatriation and loss of revenue insurance which provides coverage in the event of a customer's default. The policy covers the cost of recovering the Company's equipment from the customer, including repositioning costs, the cost of repairing the equipment and the value of equipment which cannot be located or is uneconomical to recover. It also covers a portion of the lease revenues the Company may lose as a result of the customer's default (i.e., 180 days of lease payments following default). The Company has the option to renew the current policy for periods through December 2001, subject to premium adjustments.

Competition

There are many companies leasing intermodal transportation equipment with which the Company competes. Some of the Company's competitors have greater financial resources than the Company or are subsidiaries or divisions of much larger companies. Over the last several years, there has been consolidation in the container leasing business resulting from several acquisitions. The result of the consolidation has been fewer lessors, a more rationalized industry and a stabilizing pricing environment. Management believes that the Company is currently one of the world's largest dry freight standard container leasing companies and the second largest container chassis leasing company in the United States.

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

Other Business Operations

In addition to its container and chassis leasing operations through Interpool Limited and Trac Lease, the Company also receives revenues from other activities. The Company leases approximately 500 freight rail cars to railroad companies through its Chicago based Railpool division. Microtech Leasing Corporation, a 75.5% owned subsidiary of the Company, leases microcomputers and related equipment. The Company also leases intermodal trailers which are designed to be carried on rail flatcars and pulled by tractor over the highway. The Company received, in the aggregate, approximately 10% of its consolidated revenues for the year ended December 31, 1998 from these other business operations. These operations have been consistently profitable since the Company's formation.

PoolStat Chassis Pool Management

Trac Lease has developed a new business service, which allows for cooperative management of chassis among competing shipping lines. Under this program, shipping lines can "pool" their chassis at common locations such as marine terminals and railroad depots. The PoolStat software compiles data from each location and reports on levels of chassis contribution as compared to levels of chassis usage by each shipping line in the cooperative pool. The benefit of this program to the shipping lines is a lower overall inventory requirement at each location. In addition, centralized maintenance and repair improves service levels to customers and the trucking community. The benefits to Trac Lease are the management fee, and the closer relationship forged with the same shipping lines, which lease chassis from Trac Lease on both a long and short-term basis. A number of leasing and other companies have been vying to provide cooperative pool services to the shipping community, and Trac Lease has been successful at winning most of the contracts awarded to date. PoolStat now has about 70,000 chassis under contract and is actively looking to increase its level of business.

Employees

As of December 31, 1998 the Company had approximately 143 employees, approximately 120 of whom are based in the United States. None of the Company's employees is covered by a collective bargaining agreement. The Company believes its relations with its employees are good.


ITEM 2.  PROPERTIES

On July 22, 1998, the Company purchased approximately 18,000 square feet of condominium office space located on the 27th floor at 633 Third Avenue, New York, NY 10017. The Company's New York office moved to this new loation during the forth quarter of 1998. All the Company's other commercial office space, aggregating approximately 11,000 square feet, is leased. The Company's executive offices are located at 211 College Road East, Princeton, New Jersey. The Company also leases office facilities in Chicago, Salem, Barbados, Aberdeen, Antwerp, Basel, Hong Kong and Singapore.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through solicitation of proxies during the fourth quarter of fiscal 1998.

                                     PART II



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

The Common Stock of the Company is traded on the New York Stock Exchange under the symbol "IPX". The following table sets forth for the periods indicated commencing on January 1, 1996, the high and low last reported sale prices for the Common Stock on the New York Stock Exchange. All share and per share data have been adjusted to reflect the 3-for-2 stock split effected on March 27, 1997 and have been rounded to the nearest eighth.

                                                  HIGH            LOW
                                                  ----            ---
       Calendar Year 1996
          First Quarter                          $12.125          $9.50
          Second Quarter                           13.25          11.50
          Third Quarter                            14.75         11.375
          Fourth Quarter                          16.125         13.125

       Calendar Year 1997
          First Quarter                           $16.75         $10.25
          Second Quarter                           15.50          12.25
          Third Quarter                            17.75          13.50
          Fourth Quarter                          17.625          13.50

       Calendar Year 1998
          First Quarter                           $15.50         $13.25
          Second Quarter                         16.1875        14.3750
          Third Quarter                          18.9375          9.875
          Fourth Quarter                          17.125          10.00

As of March 22, 1999 there were approximately 1,386 record holders of Common Stock. On March 22, 1999 the last reported sale price of the Common Stock on the New York Stock Exchange was $14.9375 per share.

The Company paid a quarterly dividend in the amount of 3.75 cents per share on its Common Stock in January, April, July and October 1998.

Equity Financing

On January 27, 1997, Interpool Capital Trust, a Delaware statutory business trust (the "Trust"), sold an aggregate of $75 million in aggregate liquidation amount of 9 7/8% Capital Securities (the "Capital Securities") for a total sales price of $75 million in cash. Interpool owns all the common securities of the Trust. The proceeds received by the Trust from the sale of the Capital Securities were used by the Trust to acquire $75 million of 9 7/8% Junior Subordinated Debentures due February 15, 2027 of Interpool.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical and pro forma consolidated financial data for the Company, for the periods and at the dates indicated. The historical financial data for each of the five years in the period ended December 31, 1998, and at December 31, 1998, 1997, 1996, 1995, and 1994, are
derived from and qualified by reference to the historical consolidated financial statements that have been audited and reported upon by Arthur Andersen LLP, independent public accountants. This information should be read in conjunction with the historical consolidated financial statements of the Company and the notes thereto.

                            SELECTED FINANCIAL DATA
                    (in thousands, except per share amounts)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                  1998        1997 (1)        1996 (2)      1995 (3)       1994
                                                                  ----        --------        --------      --------       ----
INCOME STATEMENT DATA:
Revenues                                                         $182,316      $161,425       $147,148      $127,925      $92,272
Earnings before interest and taxes                                 96,624        86,474         81,481        70,752       46,170
Income before extraordinary gain/loss                             $37,614       $33,091        $34,196       $29,545      $24,102
                                                                  =======       =======        =======       =======      =======

Income per share before extraordinary gain/loss (4)
Basic                                                               $1.36         $1.17          $1.24         $1.09        $0.93
                                                                    =====         =====          =====         =====        =====
Diluted                                                             $1.31         $1.13          $1.16         $1.02        $0.87
                                                                    =====         =====          =====         =====        =====
Weighted average shares outstanding (4):
Basic                                                              27,561        27,552         25,953        25,953       25,953
Diluted                                                            28,615        29,370         31,438        30,533       30,293
Cash dividends declared per common share (4):                       $0.15         $0.15          $0.13         $0.12          ---
                                                                                      AS OF DECEMBER 31,
                                                                 1998          1997          1996           1995         1994
                                                                 ----          ----          ----           ----         ----
BALANCE SHEET DATA:
Cash, short-term investments and marketable securities           $112,298       $42,976        $70,055       $70,661     $107,398
Total assets                                                    1,362,234     1,114,456        939,418       851,600      664,792
Debt and capital lease obligations                                932,157       744,227        602,704       571,102      482,323
Stockholders' equity                                              283,215       250,446        280,546       246,690      156,147

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

(4) Restated to give effect of the three-for-two stock split effective March 27, 1997. In 1997, the Company adopted Statement of Financial Accounting Standards Statement No. 128. See Note 1 to the consolidated financial statements.

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

Revenue derived from an operating lease generally consists of the total lease payment from the customer. In 1998, 1997 and 1996, revenues derived from operating leases were $148.0 million (81% of revenues), $127.6 million (79% of revenues), and $117.0 million (80% of revenues), respectively.

Revenue derived from a direct finance lease consists only of income recognized over the term of the lease using the effective interest method. The principal component of the direct finance lease payment is reflected as a reduction to the net investment in the direct finance lease. In 1998, 1997 and 1996, total payments from direct finance leases were $128.1 million, $94.4 million and $81.1 million, respectively. The revenue component of total lease payments totalled $34.3 million (19% of revenues), $33.8 million (21% of revenues) and $30.1 million (20% of revenues) in 1998, 1997 and 1996, respectively.

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

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Revenues. The Company's consolidated revenues increased to $182.3 million for the year ended December 31, 1998 from $161.4 million in the year ended December 31, 1997, an increase of $20.9 million or 13%. Of this increase, $8.3 million was attributable to increased container revenue resulting from an increased container fleet size which by year-end had grown by approximately 74,000 TEUs from the previous year. Chassis revenue also increased by $10.8 million with the fleet increasing to 76,000 units from the previous level of 63,000. Revenue from other business operations increased by $1.8 million in 1998 primarily due to increased micro computer leasing revenue of $2.0 million. Partially offsetting the increase in other business operations revenue was a reduction in intermodal trailer leasing revenue of $.2 million.

Lease operating and administrative expenses. The Company's lease operating and administrative expenses increased to $45.0 million for the year ended December 31, 1998 from $39.8 million in the year ended December 31, 1997, an increase of $5.2 million. The increase was due to higher administrative costs of $3.2 million resulting from both increased operations and inflation, as well as higher operating expenses of $2.0 million resulting from expanded operations generating increased commission, insurance and other operating expenses.

Depreciation and amortization. The Company's depreciation and amortization expenses increased to $42.6 million in the year ended December 31, 1998 from $35.6 million in the year ended December 31, 1997, an increase of $7.0 million. The increase is due to an increased fleet size.

Other income, net. The Company's income from unconsolidated subsidiaries net of goodwill amortization was $.7 million in the year ended December 31, 1998. The Company's gain on sale of leasing equipment increased to $1.3 million in the year ended December 31, 1998 from $.5 million in the year ended December 31, 1997.

Interest expense, net. The Company's net interest expense increased to $53.2 million in the year ended December 31, 1998 from $48.9 million in the year ended December 31, 1997, an increase of $4.3 million. The issuance of additional debt and lease financing necessary for capital expenditures resulted in additional interest expense.

Provision for income taxes. The Company's provision for income taxes increased to $5.8 million in the year ended December 31, 1998 from $4.5 million in the year ended December 31, 1997, an increase of $1.3 million. This increase was primarily due to a higher effective tax rate resulting from greater income contribution from the domestic intermodal division, as well as an increase in Subpart F taxable income.

Net income. As a result of the factors described above, the Company's net income was $37.6 million in the year ended December 31, 1998 versus income before extraordinary loss of $33.1 million in the year ended December 31, 1997. For the year ended December 31, 1998, the Interpool Limited international container division contributed $34.6 million to net income while the domestic intermodal division contributed $3.0 million. An extraordinary loss of $5.4 million, net of tax benefit, was recorded in the year ended December 31, 1997. This loss resulted from the retirement of debt replaced with the proceeds of other financings.

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

Other income, net. The Company's gain on sale of leasing equipment decreased to $.5 million in the year ended December 31, 1997 from $.9 million in the year ended December 31, 1996.

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

Liquidity and Capital Resources

The Company uses funds from various sources to finance the acquisition of equipment for lease to customers. The primary funding sources are cash provided by operations, borrowings, generally from banks, the issuance of capital lease obligations and the sale of the Company's debt securities. In addition, the Company generates cash from the sale of equipment being retired from the Company's fleet. In general, the Company seeks to meet debt service requirements from the leasing revenue generated by its equipment. Since 1990, the Company has been steadily increasing its fleet of containers and adding to its portfolio of finance leases. The Company generated cash flow from operations of $164.3 million, $134.9 million, and $123.6 million in 1998, 1997 and 1996, respectively. In 1998 net cash provided by financing activities was $183.1 million resulting from the issuance of debt and capital securities in excess of debt payments and dividends paid. In 1997 and 1996, net cash provided by financing activities was $150.5 million and $21.7 million, the result of the proceeds from the issuance of debt in excess of debt repayment and dividends paid. The Company has purchased equipment costing $263.0 million in 1998, $263.8 million in 1997 and $166.6 million in 1996.

The Company has a $215.0 million revolving credit facility with a group of commercial banks; on December 31, 1998, $115.0 million was outstanding. The term of this facility extends until May 31, 2000 (unless the lenders elect to renew the facility) at which time a maximum of 10% of the amount then outstanding becomes due, with the remainder becoming payable in equal monthly installments over a five year period. In addition, as of December 31, 1998, the Company had available lines of credit of $78.0 million under various facilities, under which $59.3 million was outstanding. Interest rates under these facilities ranged from 6.0% to 6.3%. At December 31, 1998, the Company had total debt outstanding of $932.2 million. Subsequent to December 31, 1998 the Company has continued to incur and repay debt obligations in connection with financing its equipment leasing activities.

On February 24, 1998, the Company issued $100 million principal amount of 6-5/8% Notes due 2003 (the "6-5/8% Private Notes"). The net proceeds were used to repay $83 million in borrowings under the revolving credit agreement and for other general corporate purposes. On September 18, 1998, the Company consummated an exchange offer whereby the entire $100 million principal amount of 6-5/8% Private Notes were exchanged for the same principal amount of Interpool 6-5/8% Notes due 2003 (the "6-5/8% Exchange Notes"), which have been registered under the Securities Act. The 6-5/8% Private Notes were originally issued and sold in a transaction exempt from registration under the Securities Act. The 6-5/8% Exchange Notes issued in the exchange offer have substantially the same terms and conditions as the unregistered 6-5/8% Private Notes, except that the 6-5/8% Exchange Notes are not subject to the restrictions on resale or transfer, which applied to the unregistered 6-5/8% Private Notes.

On April 30, 1998, the Company acquired a 50% interest in CAI, a container leasing company whose business is primarily in the short term master lease market. CAI would not be deemed a "significant subsidiary" of the Company for purposes of the Securities and Exchange Commission accounting requirements. The Company also advanced CAI subordinate debt. The Company's investment in and advances to CAI totaled approximately $47.5 million.

As of December 31, 1998, commitments for capital expenditures totaled approximately $37.0 million. The Company expects to fund such capital expenditures through some combination of cash flow from the Company's operations, borrowings under its available credit facilities and additional funds raised through the sale of its debt securities in the private and/or public markets.

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

The following table sets forth certain historical cash flow information for the three years ended December 31, 1998.

                                                                                        Year Ended December 31,
                                                                                       1998       1997      1996
                                                                                       ----       ----      ----
                                                                                         (dollars in millions)
         Net cash provided by operating activities                                      $164.3    $134.9     $123.6
         Proceeds from disposition of leasing equipment                                    8.3       5.1        5.7
         Acquisition of leasing equipment                                               (182.3)   (105.9)     (67.5)
         Investment in direct financing leases                                           (80.7)   (157.8)     (99.1)
         Net proceeds of issuance of long-term debt and capital leases obligations
            in excess of payment of long-term debt and capital lease obligations         153.1     139.0       31.6

The Company invests its available funds in financial instruments and on occasion makes investments in other businesses.

From time to time, the Company enters into discussions with third parties regarding potential acquisitions or business combinations. If additional capital were to be required for any such acquisition, there can be no assurance that such additional capital would be available on terms acceptable to the Company.

On January 27, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission under which the Company may offer from time to time up to $400 million aggregate principal amount of its debt and/or equity securities. As of March 30, 1999, this registration statement has not yet become effective.

In 1998, the Company entered into interest rate swap contracts with notional amounts totalling $79.7 million. The terms of the interest rate swap contacts are for three, five and seven years. The interest rate swap contracts convert variable rate debt into fixed rate debt. The maturity of these contracts coincides with the maturity of the underlying debt instruments hedged.

In 1996, the Company entered into a five year interest rate swap contract, with a notional amount of $80 million to convert variable rate debt into fixed rate debt. The maturity of this contract coincides with the principal and maturity of the underlying debt instruments hedged. The notional amount was reduced for 1997 when a portion of the debt was retired. At December 31, 1998, the notional amount was approximately $39 million.

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

United States Federal Income Tax

The Company is subject to federal and state income taxes as a Subchapter "C" corporation under the Internal Revenue Code (the "Code"). The Company, Trac Lease, Inc. and other United States subsidiaries file a consolidated United States federal income tax return. This consolidated group is liable for federal income taxes on its worldwide income.

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

Based upon current management projections, Interpool will likely be considered a personal holding company for federal income tax purposes in 1999 (and possibly in subsequent years). If Interpool or any of its subsidiaries were to be classified as a personal holding company for federal income tax purposes, in addition to its regular federal income tax liability, Interpool's or such subsidiary's undistributed personal holding company income (generally, taxable income with certain adjustments, including a deduction for federal income taxes and dividends paid) would be subject to a personal holding company tax of 39.6%. Management anticipates that in 1999 Interpool's current level of dividends would be sufficient to avoid having any undistributed personal holding company income, and thus does not anticipate that there will be any personal holding company tax imposed in 1999. There can be no assurance, however, that the Company will not at some point in the future become liable for such personal holding company tax. Furthermore, the Company may at some point in the future elect to increase the dividend rate on its common stock in order to avoid such tax.

Trac Lease. Trac Lease has approximately $15.6 million of net operating loss carryforwards for federal income tax purposes, which may be used only to offset the income of Trac Lease and, if not utilized, will expire between 2005 and 2006. The use of substantially all these loss carryforwards is subject to a number of limitations under federal tax laws.

The Company has incurred certain losses from leasing activities that are characterized for tax purposes as "suspended passive losses". These losses can be carried forward indefinitely to offset income from future leasing activities. As of December 31, 1998 such suspended passive losses totalled approximately $61.7 million.

Interpool Limited. Under certain circumstances, the Company may be liable for United States federal income taxes on earnings of Interpool Limited and any other foreign subsidiaries of the Company, whether or not such earnings are distributed to the Company. This would occur if Interpool Limited realized "Subpart F income" as defined in the Code, if it were deemed to be a foreign personal holding company or a passive foreign investment company, or if it were to have an increase in earnings invested in United States property.

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

A foreign corporation such as Interpool Limited is a passive foreign investment company if 75% or more of its gross income is foreign personal holding company income or the average percentage of assets by value held by such corporation during the taxable year which produce foreign personal holding company income is at least 50%. The Company does not believe that Interpool Limited is a passive foreign investment company. If Interpool Limited were to become a passive foreign investment company, the Company would make the election to treat Interpool Limited as a qualified electing fund with the result that the Company would be taxed each year on Interpool Limited's entire earnings. The Taxpayer Relief Act of 1997 eliminated application of the passive foreign investment company rules for the Company for years after 1997.

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

Year 2000

The Company has undertaken a program to address the issues associated with the onset of the calendar year 2000 ("Y2K"). During 1998, a working group comprised of senior management and members from potentially effected departments formed to determine the full scope and related costs of Y2K issues to insure that the Company's systems continue to meet its internal needs and those of its customers. The Y2K Working Group meets periodically and reports its findings and plans to the Company's Board of Directors.

The assessment phase of the Y2K project was completed on August 31, 1998. All internal systems, hardware, software, and embedded were evaluated for Y2K compliance. Software source code for in-house developed systems was analyzed to determine program cognizance of Y2K. The analysis resulted in the need to upgrade or replace three of the Company's four software systems: the fleet management system, the accounting system for accounts payable and general ledger, and the overseas data input program. The fourth program, PoolStat(TM), has been developed over the past two years using Y2K coding practices. Testing of PoolStat(TM) was carried out against software developed in-house, resulting in demonstrated compliance. Testing resulted in demonstrated compliance of all data servers, and the need to replace a specified number of personal computers of a specific age and model. Testing was also carried out on internal systems with embedded clocks and calendars, including the telephone PBX systems. The result indicated that the PBX in both headquarters needed replacing. The New York office PBX was replaced on December 18, 1998 and the Princeton office PBX will be replaced by the middle of May, 1999.

The budget for the Y2K project is $210,000. The 1998 allocation of $75,000 was associated with time and tools associated with the assessment, and the purchase of a replacement accounting system. The 1999 budget of $125,000 is primarily associated with the purchase of new desktop computer systems, a new telephone PBX system for the Company's Princeton office, and the cost of in-house labor for modification of date portions of internal software. While most of the Company's desktop computers were slated for replacement regardless of Y2K concerns, the presence of Y2K compliance problems have accelerated this effort. The budget for the project in the year 2000 is $10,000 and covers additional documentation work and cosmetic work for display of dates as either "2000" or "00" as users request. The Company's expenditures to date have been significantly less than budgeted for hardware, due to industry wide price reductions. Expenditures for labor to date have been less than budgeted as the completion of other projects has pushed back the Y2K remediation timeline. The Company is now fully engaged in remediation efforts and will be on or below budget for the entire project. The original timeframe, developed in August of 1998, has also been revised. Full Y2K compliance is now expected by June 30, 1999.

The Company recognizes that there are additional Y2K factors related to its dependence on other business partners, including customers, suppliers, and service providers. Because our business partners' Y2K projects are beyond the Company's control, it is necessary to determine the level of risk currently posed by these dependencies. The Company developed a questionnaire requesting Y2K project information, which has been sent to over 400 business partners, including approximately 95% of all customers and all key suppliers and service providers. The majority of questionnaires are expected to be returned before the end of April, 1999.

Potential risk from Y2K failures by outside companies can be categorized by type of business partner. Risk from customer failure is two fold: potential inability to pay invoices in a timely manner, and potential loss of effective tracking of the Company's assets on lease and in their possession. There is some concern that Asian headquartered shipping lines have been focussing on the effects of the "Asian crisis" and therefore may not be giving the Y2K problem sufficient attention. The potential inability of customers to pay invoices may cause the Company to seek alternate financing to meet its obligations. The Y2K Working Group will be paying special attention to the questionnaire responses from this customer segment. Key suppliers are those which would require significant effort to replace if the flow of goods were affected. Particular companies of concern are manufacturers and re-manufacturers of chassis, and manufacturers of containers. Two container manufacturers account for over 40% of new container purchases. Alternate sources will be examined as part of a contingency plan. Service providers of primary concern are banks and financial institutions with which the Company has lines of credit.

The responses to the questionnaire will help determine the extent to which contingency plans must be made for the Company to continue with uninterrupted business. This contingency plan is being developed to deal with interruptions in the flow of goods, services, and/or funds which could be deemed possible based on the responses to the questionnaires. The contingency plan is expected to be completed by May 31, 1999. Updates to the questionnaire will be requested periodically during the last half of 1999 from companies who have disclosed a high degree of risk, and who could significantly impact the Company's business. At this time, the Company, if necessary, would begin implementation of its contingency plan.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

The nature of our business exposes us to market risk arising from changes in interest rates.

The Company manages interest rate risk to protect its margins on existing transactions. Interest rate risk is the risk of earnings volatility attributable to changes in interest rates. Additionally, the Company considers interest rate swap contracts as an integral part of borrowing transactions. The Company seeks to minimize its exposure by entering into amortizing interest rate swap contracts, which coincide with the principal and maturity of the underlying debt instruments hedged. The Company does not use leveraged swaps and does not use leverage in any of its investment activities that would put principal capital at risk.

For 1998, a 10% change in interest rates would result in a $.6 million change in pretax earnings of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   Index to Consolidated Financial Statements


                                                                                                     Page No.
INTERPOOL, INC.

Report of Independent Public Accountants                                                                 21

Consolidated Balance Sheets--At December 31, 1998 and                                                    22

Consolidated Statements of Income For the Years Ended December 31, 1998, 1997, and 1996                  23

Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 1998, 1997 and 1996     24

Consolidated Statements of Cash Flows For the Years Ended December 31, 1998, 1997 and 1996               25

Notes to Consolidated Financial Statements                                                               26

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Interpool, Inc.:


We have audited the accompanying consolidated balance sheets of Interpool, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interpool, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



                               Arthur Andersen LLP




New York, New York
February 17, 1999

                        INTERPOOL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                (dollars in thousands, except per share amounts)

                                                                                                       1998           1997
                                                                                                       ----           ----
     ASSETS

CASH AND SHORT-TERM INVESTMENTS                                                                    $   107,226    $    30,402
MARKETABLE SECURITIES                                                                                    5,072         12,574
ACCOUNTS AND NOTES RECEIVABLE, less allowance of $4,632 and $3,633, respectively                        32,746         27,448
NET INVESTMENT IN DIRECT FINANCING LEASES                                                              356,369        363,366
OTHER RECEIVABLES, net, including amounts from related parties of $13,433 and $13,433,
   respectively                                                                                         56,758         35,744
LEASING EQUIPMENT, at cost                                                                             905,173        745,351
   Less - Accumulated depreciation and amortization                                                   (169,079)      (136,989)
                                                                                                   -----------    -----------
LEASING EQUIPMENT, net                                                                                 736,094        608,362
                                                                                                   -----------    -----------
OTHER ASSETS                                                                                            67,969         36,560
                                                                                                   -----------    -----------
     TOTAL ASSETS                                                                                  $ 1,362,234    $ 1,114,456
                                                                                                   ===========    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                              $    50,098    $    26,139
INCOME  TAXES:
   Current                                                                                                 858            836
   Deferred                                                                                             18,751         15,269
                                                                                                   -----------    -----------
                                                                                                        19,609         16,105
DEFERRED INCOME                                                                                          1,531          2,030
DEBT AND CAPITAL LEASE OBLIGATIONS, including $2,447 and $3,750 due to a related party, respectively:
     Due within one year                                                                                77,776         74,830
     Due after one year                                                                                854,381        669,397
                                                                                                   -----------    -----------
                                                                                                       932,157        744,227
COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
SECURITIES IN SUBSIDIARY GRANTOR TRUSTS (holding solely junior subordinated deferrable interest debentures of the Company) (75,000 shares 9-7/8% Capital
   Securities
   outstanding, liquidation preference $75,000)                                                         75,000         75,000

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES                                                                624            509

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued at December 31,
      1998                                                                                                  --             --
   Common stock, par value $.001 per share;  100,000,000 shares authorized, 27,566,452
      outstanding at December 31, 1998 and 27,551,728 at December 31, 1997                                  28             28
   Additional paid-in capital                                                                          124,046        124,046
   Retained earnings                                                                                   159,138        125,657
   Accumulated other comprehensive income                                                                    3            715
                                                                                                   -----------    -----------
   Total stockholders' equity                                                                          283,215        250,446
                                                                                                   -----------    -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $ 1,362,234    $ 1,114,456
                                                                                                   ===========    ===========

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        INTERPOOL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                (dollars in thousands, except per share amounts)

                                                                                    1998            1997            1996
                                                                                    ----            ----            ----
REVENUES                                                                          $ 182,316       $ 161,425       $ 147,148

COST AND EXPENSES:
   Lease operating expenses                                                          27,214          25,259          18,361
   Administrative expenses                                                           17,825          14,573          12,370
   Depreciation and amortization of leasing equipment                                42,651          35,611          31,976
   Other income, net                                                                 (1,998)           (492)           (932)
   Interest expense                                                                  64,271          54,131          42,784
   Interest income                                                                  (11,061)         (5,248)         (3,299)
   Non-recurring charges                                                               --              --             3,892
                                                                                  ---------       ---------       ---------
                                                                                    138,902         123,834         105,152
                                                                                  ---------       ---------       ---------
     Income before provision for income taxes and extraordinary loss                 43,414          37,591          41,996

PROVISION FOR INCOME TAXES                                                            5,800           4,500           7,800
                                                                                  ---------       ---------       ---------
     Income before extraordinary items                                               37,614          33,091          34,196
Extraordinary loss on debt retirement, net of applicable taxes of $1,825               --             5,428            --
                                                                                  ---------       ---------       ---------

NET INCOME                                                                        $  37,614       $  27,663       $  34,196
                                                                                  =========       =========       =========

INCOME PER SHARE BEFORE EXTRAORDINARY LOSS AND PREMIUM PAID ON REDEMPTION OF
   PREFERRED STOCK:
       Basic                                                                      $    1.36       $    1.17       $    1.24
                                                                                  =========       =========       =========
       Diluted                                                                    $    1.31       $    1.13       $    1.16
                                                                                  =========       =========       =========

EXTRAORDINARY LOSS PER SHARE:
       Basic                                                                             NA       $   (0.20)             NA
                                                                                  =========       =========       =========
       Diluted                                                                           NA       $   (0.18)             NA
                                                                                  =========       =========       =========

PREMIUM PAID ON REDEMPTION OF PREFERRED STOCK:
       Basic                                                                             NA       $   (0.24)             NA
                                                                                  =========       =========       =========
       Diluted                                                                           NA       $   (0.23)             NA
                                                                                  =========       =========       =========

NET INCOME PER SHARE:
       Basic                                                                      $    1.36       $    0.73       $    1.24
                                                                                  =========       =========       =========
       Diluted                                                                    $    1.31       $    0.71       $    1.16
                                                                                  =========       =========       =========

WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
        Basic                                                                        27,561          27,552          25,953
        Diluted                                                                      28,615          29,370          31,438

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        INTERPOOL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECMEBER 31, 1998, 1997, AND 1996

                        (dollars and shares in thousands)


                                                   Preferred Stock      Common Stock                                 Accumulated
                                                   ---------------      ------------     Additional                     Other
                                                               Par               Par       Paid-in      Retained    Comprehensive
                                                   Shares     Value    Shares   Value      Capital      Earnings        Income
                                                   ------     -----    ------   -----    ----------     --------    -------------

BALANCE, December 31, 1995                             674       $1    25,953     $26       $163,251     $83,342         $70

  Net income                                            --       --        --      --             --      34,196          --
  Other comprehensive income                            --       --        --      --             --          --         440
  Trac Lease minority interest acquisition              84       --        --      --          6,892          --          --
  Exchange of debt for preferred stock                   1       --        --      --             29          --          --
  Cash dividends declared:
    Preferred stock                                     --       --        --      --             --      (4,241)         --
    Common stock                                        --       --        --      --             --      (3,460)         --
                                                   -------   ------   -------  ------       --------     -------       ------

BALANCE, December 31, 1996                             759       $1    25,953     $26       $170,172    $109,837        $510

  Net income                                            --       --        --      --             --      27,663          --
  Other comprehensive income                            --       --        --      --             --          --         205
  Redemption of preferred stock                       (510)      (1)       --      --        (46,154)     (6,716)         --
  Conversion of preferred stock                       (249)      --     1,597       2             (2)         --          --
  Conversion of subordinated notes                      --       --         2      --             30          --          --
  Cash dividends declared:
    Preferred stock                                     --       --        --      --             --        (994)         --
    Common stock                                        --       --        --      --             --      (4,133)         --
                                                   -------   ------   -------   -----       --------     -------       ------

BALANCE, December 31, 1997                               0       $0    27,552     $28       $124,046    $125,657         $715
  Net income                                            --       --        --      --             --      37,614           --
  Other comprehensive income                            --       --        --      --             --          --         (712)
  Shares issued on exercise of stock option             --       --        37      --            363          --           --
  Shares surrendered in satisfaction of stock
     option purchase price                              --       --       (23)     --           (363)         --           --
  Cash dividends declared:
    Common stock                                        --       --        --      --             --      (4,133)          --
                                                   -------   ------   -------   -----       --------     -------       ------

BALANCE, December 31, 1998                               0       $0    27,566     $28       $124,046    $159,138           $3
                                                   =======   ======   =======   =====       ========    ========       ======


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        INTERPOOL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             (dollars in thousands)

                                                                                             1998            1997            1996
                                                                                             ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                  $37,614         $27,663        $34,196
Adjustments to reconcile net income to net cash provided by operating activities --
   Extraordinary loss on retirement of debt                                                      --           5,428             --
   Cumulative dividend on preferred stock of subsidiary                                          --              --          2,392
   Depreciation and amortization                                                             44,590          37,439         33,371
   Gain on sale of leasing equipment                                                         (1,313)           (492)          (932)
   Collections on net investment in direct financing leases                                 128,064          94,384         81,051
   Income recognized on direct financing leases                                             (34,288)        (33,820)       (30,143)
   Provision for uncollectible accounts                                                       2,142           1,972          1,126
   Changes in assets and liabilities -
     Accounts and notes receivable                                                           (6,978)           (137)        (4,159)
     Other assets                                                                           (20,321)         (9,159)          (976)
     Accounts payable and accrued expenses                                                    7,112           9,054            533
     Income taxes payable                                                                       945             582            294
     Provisions for deferred income taxes                                                     2,935           1,989          4,850
     Other receivables                                                                        4,186             (49)         1,144
     Deferred income                                                                           (499)             60            828
     Minority interest in equity of subsidiaries                                                115             (20)            40
                                                                                            -------         -------        -------
        Net cash provided by operating activities                                           164,304         134,894        123,615
                                                                                            -------         -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment                                                           (182,350)       (105,905)       (67,538)
Proceeds from dispositions of leasing equipment                                               8,253           5,115          5,674
Proceeds from disposition of loan receivable                                                 14,148              --             --
Investment in loan receivable                                                                (5,698)        (21,514)            --
Investment in direct financing leases                                                       (80,694)       (157,845)       (99,064)
Investment in and advances to unconsolidated subsidiary                                     (47,469)             --             --
Changes in marketable securities and other investing activities                               6,405         (20,204)        20,758
Accrued equipment purchases                                                                  16,856              --             --
                                                                                            -------         -------        -------
        Net cash used for investing activities                                             (270,549)       (300,353)      (140,170)
                                                                                            -------         -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                                    230,708         391,533        153,001
Payment of long-term debt and capital  lease obligations                                    (77,616)       (291,554)       (90,493)
Proceeds from issuance of capital securities                                                     --          73,300             --
Redemption of preferred stock                                                                    --         (52,871)            --
Borrowings of revolving credit lines                                                        297,428         197,169        212,363
Repayment of revolving credit lines                                                        (263,318)       (162,091)      (243,241)
Dividends paid                                                                               (4,133)         (4,958)        (9,950)
                                                                                            -------         -------        -------
        Net cash provided by financing activities                                           183,069         150,528         21,680
                                                                                            -------         -------        -------
        Net increase (decrease) in cash and short-term investments                           76,824         (14,931)         5,125
CASH AND SHORT-TERM INVESTMENTS, beginning of year                                           30,402          45,333         40,208
                                                                                            -------         -------        -------
CASH AND SHORT-TERM INVESTMENTS, end of year                                               $107,226         $30,402        $45,333
                                                                                            =======         =======        =======
Supplemental schedule of non-cash financing activities:
  Acquisition of subsidiary common and preferred stock in exchange for Company's
    5-3/4% Cumulative Convertible Preferred Stock                                                --               --        $6,892


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

Nature of operations--

The Company and its subsidiaries conduct business principally in a single industry segment, the leasing of intermodal dry freight standard containers, chassis and other transportation related equipment. Within this single industry segment, the Company has two reportable segments: container leasing and domestic intermodal equipment. The container leasing segment specializes in the leasing of intermodal dry freight standard containers, while the domestic intermodal equipment segment specializes in the leasing of intermodal container chassis and other equipment namely freight rail cars and intermodal trailers. The Company leases its containers principally to international container shipping lines located throughout the world. The customers for the Company's chassis are a large number of domestic companies, many of which are domestic subsidiaries or branches of international shipping lines. Equipment is purchased directly or acquired through conditional sales contracts and lease agreements, many of which qualify as capital leases.

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

Leasing equipment--

As of December 31, 1998, in excess of 98% of leasing equipment is on lease to customers. The net value of equipment available for hire is not material.

Depreciation and amortization of leasing equipment (both equipment currently on-lease to customers and available for hire) are provided under the straight-line method based on the following estimated useful lives:

     Dry freight standard containers        12-1/2 to 15 years
     Chassis                                          15 years
     Other                                       3 to 25 years

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

Marketable securities--

Management has determined that all securities are to be held for an indefinite period of time and classified as securities available-for-sale carried at market value. Unrealized holding gains and losses for available-for-sale securities are credited (charged) to a component of stockholders' equity net of related income taxes. Management determines the appropriate classifications of securities at the time of purchase.

Premium and discount on securities are included in interest income over the period from acquisition to maturity using the level-yield method. The specific identification method is used to record gains and losses on security transactions.

Sales of available-for-sale securities for the twelve months ended December 31, 1998, 1997 and 1996, respectively resulted in proceeds of $7,838, $26,523 and $2,852, gross gains of $1,945, $410 and $583, and gross losses of $211, $215 and $135. There were no transfers of available-for-sale securities to another category. No net unrealized holding gains or losses have been included in income for the periods ended December 31, 1998, 1997 and 1996, respectively.

The amortized cost and estimated fair value of available for sale securities as of December 31, 1998 and 1997 are as follows:

                                                                                 Gross
                                                                               Unrealized
                                                         Amortized        Holding        Holding      Estimiated
                                                            Cost           Gains         Losses       Fair Value
                                                         ---------        -------        -------      ----------
       1998
       ----
         U.S. Treasury                                    $1,471            $---           $(1)         $1,470
         Other Debt Securities                               876             ---           (26)            850
         Equity Securities                                 2,720             179          (147)          2,752
                                                          ------            ----          ----          ------
                                                          $5,067            $179         $(174)         $5,072
                                                          ======            ====         =====          ======
       1997
       ----
         U.S. Treasury                                    $1,808            $106           $--          $1,914
         Other Debt Securities                             6,401             600          (258)          6,743
         Equity Securities                                 3,356             927          (366)          3,917
                                                          ------            ----          ----          ------
                                                         $11,565          $1,633         $(624)        $12,574
                                                         =======          ======         =====         =======

The amortized cost and estimated fair value of U.S. Treasury and other debt securities, by contractual maturity, are shown below:

                                                  Amortized       Estimated
                                                    Cost          Fair Value
                                                  ---------       ----------
        Due in one year                             $1,471          $1,470
        Due after one year through five years          876             850

Comprehensive income-

Effective January 1, 1998, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components. Upon adoption of this Statement, the accumulated net unrealized gain on the Company's available-for-sale investments of $715 and $510 at December 31, 1997 and 1996, respectively was restated as accumulated other comprehensive income. Adoption of this statement has no effect on the Company's financial position or operating results.

The following is a reconciliation of net income to comprehensive income:


                                                                          1998            1997            1996
                                                                          ----            ----            ----
    Net income                                                           $37,614        $27,663         $34,196
    Unrealized gain (loss) on marketable securities, net of tax             (712)           205             440
                                                                           -----        -------         -------
    Comprehensive income                                                 $36,902        $27,868         $34,636
                                                                         =======        =======         =======

The tax effect of comprehensive income is as follows:


                                                                    Before-Tax           Tax            Net of
                                                                      Amount            Effect        Tax Amount
                                                                    -----------         ------        ----------

     Year Ended December 31, 1998
     Unrealized gains (losses) on securities-
        Unrealized holding gains (losses) arising during period       $(2,738)            $812         $(1,926)
        Less: Reclassification adjustments for gains (losses)
           realized in net income                                       1,734             (520)          1,214
                                                                      -------            -----         -------
     Unrealized gain (loss) on marketable securities                  $(1,004)            $292           $(712)
                                                                      =======            =====         =======

     Year Ended December 31, 1997
     Unrealized gains (losses) on securities-
        Unrealized holding gains (losses) arising during period          $411             $(21)           $390
        Less: Reclassification adjustments for gains (losses)
           realized in net income                                         195              (10)            185
                                                                      -------            -----         -------
     Unrealized gain (loss) on marketable securities                     $216             $(11)           $205
                                                                      =======            =====         =======
     Year Ended December 31, 1996
     Unrealized gains (losses) on securities-
        Unrealized holding gains (losses) arising during period          $922             $(65)           $857
        Less: Reclassification adjustments for gains (losses)
           realized in net income                                         448              (31)            417
                                                                      -------            -----         -------
     Unrealized gain (loss) on marketable securities                     $474             $(34)           $440
                                                                      =======            =====         =======

Fair value of financial instruments--

The carrying amount of cash and short-term investments, trade receivables and payables, accrued interest receivable and payable and the current portion of long-term debt approximate fair value. There are no quoted market prices for the Company's long-term debt and capital securities however, the Company believes that the carrying amount of these instruments reasonably approximates fair value.

The following table summarizes the carrying and fair values of the interest rate swap contracts in place at December 31, 1998:

                                    Carrying Amount          Fair Value
Interest rate swap agreements           $(26)                  $(449)

At December 31, 1997, the carrying amount of the interest rate swap contracts reasonably approximated fair value.

Concentration of credit risk--

The Company extends credit to its customers after extensive credit evaluation. At December 31, 1998 approximately 36% of accounts receivable and notes receivable and 84% of the net investment in direct financing leases were from customers outside of the United States. At December 31, 1997, approximately 29% of accounts receivable and notes receivable and 87% of the net investment in direct financing leases were from customers outside of the United States.

The Company's credit exposure to Korean, South American and Indonesian customers at December 31, 1998 represented 6% of accounts receivable and notes receivable and 21% of the net investment in direct financing leases. During 1998, 8% of the Company's consolidated revenues were from these customers.

In 1998, 1997 and 1996 the Company's top 25 customers represented approximately 68%, 64% and 66%, respectively, of its consolidated revenues, with no single customer accounting for more than 7%.

Net income per share--

At year-end 1997, the Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted income per share.

Basic net income per share is computed by deducting preferred dividends (and in 1996 adding $2,392 of non-recurring charge for cumulative dividends described in Note 8) from net income to arrive at income attributable to common stockholders. This amount is then divided by the weighted average number of shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options and shares issuable upon the conversion of the 5 3/4% Cumulative Convertible Preferred Stock and the 5 1/4% Convertible Exchangeable Subordinated Notes have been added to the weighted shares outstanding and interest expense net of tax effect on the notes has been added to net income in the diluted earnings per share computation. Per share amounts and common shares outstanding have been restated to give effect to the three-for-two stock split effected March 27, 1997 described in Note 12.

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:


                                                                                    (in thousands)
                                                                             1998         1997         1996
                                                                             ----         ----         ----

        Average common shares outstanding                                    27,561       27,552      25,953
        Common shares issuable (1)                                            1,054        1,818       5,485
        Average common shares outstanding assuming dilution                  28,615       29,370      31,438


        (1) Issuable primarily under stock option plans in 1998 and 1997 and both stock option plans and Conversion of convertible securities in 1996.

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

(2)  Income taxes:

Significant components of deferred tax assets and liabilities as of December 31, 1998 and 1997 were as follows:

                                                        1998         1997
                                                        ----         ----
       Deferred tax assets:
       Loss carryforwards                              $27,040      $17,570
       Finance leases receivable                         2,778        2,414
       Other, primarily operating reserves               3,456        3,026
                                                       -------      -------
           Total deferred tax assets                    33,274       23,010

       Deferred tax liabilities:
         Operating property, net                        49,353       36,200
         Other                                           2,672        2,079
                                                       -------      -------
           Total deferred liabilities                   52,025       38,279
                                                       -------      -------

           Net deferred tax liability                  $18,751      $15,269
                                                       =======      =======

One of the Company's subsidiaries has tax net operating loss carryforwards
(NOLs) for Federal income tax purposes totalling approximately $15.6 million which may be used only to offset that subsidiary's income. These NOLs, if not utilized, will expire between 2005 and 2006.

A significant subsidiary of the Company is a Barbados corporation. Under the terms of a protocol between the United States and Barbados, the subsidiary's leasing income is fully taxable by Barbados, but exempt from U.S. Federal taxation. For the years 1991 through 1998, the Barbados tax rate was a maximum of 2 1/2% of income earned in Barbados. No deferred U.S. Federal income taxes have been provided on the unremitted earnings of the subsidiary since it is the Company's intention to indefinitely reinvest such earnings. At December 31, 1998 unremitted earnings of this subsidiary were approximately $148,000. The deferred U.S. Federal Income taxes related to the unremitted earnings of this subsidiary would be approximately $52,000, assuming these earnings are taxable at the U.S. statutory rate, net of foreign tax credits.

A reconciliation of the U. S. statutory tax rate to the actual tax rate follows:


                                                                                         1998       1997       1996
                                                                                         ----       ----       ----

           U.S. statutory rate                                                           35.0%      35.0%      35.0%
           Difference due to operation of subsidiary in Barbados                        (28.1)     (28.2)     (24.3)
           Federal taxes on foreign income                                                4.0        3.6        3.1
           State taxes                                                                    2.6        1.7        2.4
           Cumulative dividends on Trac Lease, Inc. preferred stock                        --         --        2.0
           Other                                                                         (0.1)     (0.01)       0.4
                                                                                        -----     ------      -----

                Actual tax rate                                                          13.4%      12.0%      18.6%
                                                                                        =====     ======      =====

The provision for income taxes reflected in the accompanying consolidated statements of income is as follows:

                                           1998        1997        1996
                                           ----        ----        ----
            U.S.                          $5,300      $3,990      $7,210
            Other                            500         510         590
                                          ------      ------      ------
                                          $5,800      $4,500      $7,800
                                          ======      ======      ======

            Current                       $2,865      $2,511      $2,950
            Deferred                       2,935       1,989       4,850
                                          ------      ------      ------
                                          $5,800      $4,500      $7,800
                                          ======      ======      ======

For further information regarding the Company's tax structure reference is made to Item 7 of this Form 10-K.

(3)  Leasing activities:

As lessee--

The net book value of assets acquired through capital leases was $222,439 at December 31, 1998. The aggregate capital lease obligations, secured by equipment, with installments payable in varying amounts through 2008, were $240,098 at December 31, 1998.

As of December 31, 1998, the annual maturities of capital leases and related interest were as follows:

                                  Payment          Interest        Principal
                                  -------          --------        ---------
        1999                      $38,295           $13,707         $24,588
        2000                       39,157            12,056          27,101
        2001                       37,010            10,319          26,691
        2002                       27,939             8,951          18,988
        2003                       46,030             7,660          38,370
        Thereafter                117,175            12,815         104,360
                                 --------           -------        --------
                                 $305,606           $65,508        $240,098
                                 ========           =======        ========

The Company leases office space and certain leasing equipment under operating leases expiring at various dates through 2001. Rental expense under operating leases aggregated $4,088, $3,728 and $3,838 for the periods ended December 31, 1998, 1997 and 1996, respectively.

As of December 31, 1998, the aggregate minimum rental commitment under operating leases having initial or remaining noncancellable lease terms in excess of one year was as follows:

               1999                      $2,422
               2000                         988
               2001                         120
               2002                          33
               2003                         220
                                         ------
                                         $3,783
                                         ======

As lessor--

The Company has entered into various leases of equipment that qualify as direct financing leases. At the inception of a direct finance lease, the Company records a net investment based on the gross investment (representing the total future minimum lease payments plus unguaranteed residual value), net of unearned lease income. The unguaranteed residual value is generally equal to the purchase option of the lessee, which in the case of the Company's lease contracts is insignificant and is included in total lease receivables. Unearned income represents the excess of gross investment over equipment cost. Receivables under these direct financing leases, net of unearned income, are collectible through 2006 as follows:


                                               December 31, 1998
                                               -----------------
                                   Total Lease      Unearned        Net Lease
                                   Receivable     Lease Income      Receivable
                                   ------------   ------------      ----------
              1999                   $136,805        $28,988         $107,817
              2000                    106,198         20,305           85,893
              2001                     82,202         12,765           69,437
              2002                     56,420          7,971           48,449
              2003                     29,639          3,221           26,418
              Thereafter               21,141          2,786           18,355
                                     --------        -------         --------
                                     $432,405        $76,036         $356,369
                                     ========        =======         ========

As of December 31, 1998, the Company also had noncancelable operating leases, under which it will receive future minimum rental payments as follows:

                     1999                 $44,695
                     2000                  17,750
                     2001                   4,505
                     2002                   2,033
                     2003                     666
                                          -------
                                          $69,649
                                          =======

Effective January 1, 1995 the Company began capitalizing lease commissions and amortizing this cost over the average life of the related lease contract. At December 31, 1998 and 1997, $3,601 and $3,066 of these commissions were included in other assets.

(4)  Debt:

Debt consists of notes and loans with installments payable in varying amounts through 2005, with effective interest rates of approximately 5.0% to 7.75% and a weighted average rate of 6.64% in 1998. The principal amount of debt payable under fixed rate contracts is $398,415. Remaining debt is payable under floating rate arrangements. Approximately $116,334 of floating rate debt outstanding has been converted to fixed rate debt through the use of interest rate swaps as described below. The agreements contain certain covenants which, among other things, provide for the maintenance of specified levels of tangible net worth (as defined) and a maximum debt to net worth ratio. At December 31, 1998, under covenants in the Company's loan agreement approximately $111,600 of retained earnings were available for dividends. The Company was in compliance with its debt covenants at December 31, 1998.

As of December 31, 1998, the annual maturities of notes and loans, net of interest thereon were as follows:

                  1999                      $53,954
                  2000                      104,973
                  2001                       68,707
                  2002                       45,845
                  2003                      141,847
                  Thereafter                276,733
                                           --------
                                           $692,059
                                           ========

The Company has a $215,000 revolving credit facility with a group of commercial banks; on December 31, 1998, $115,000 was outstanding. The term of this facility extends until May 31, 2000 (unless the lender elects to renew the facility) at which time a maximum of 10% of the amount then outstanding becomes due, with the remainder becoming payable in equal monthly installments over a five year period. In addition, as of December 31, 1998, the Company had available lines of credit of $78,000 under various facilities, under which $59,321 was outstanding. Interest rates under these facilities ranged from 6.0% to 6.3%. At December 31, 1998, the Company had total debt outstanding of $932,157. Subsequent to December 31, 1998 the Company has continued to incur and repay debt obligations in connection with financing its equipment leasing activities.

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

In July and August, 1997, the Company issued $225,000 of ten year notes, comprised of $150,000 of 7.35% Notes due 2007 and $75,000 of 7.20% Notes due 2007. The net proceeds from these offerings were used to repay secured indebtedness, to purchase equipment and for other investments. At December 31, 1998, borrowing outstanding on an unsecured basis totalled $367,382.

In 1998, the Company entered into interst rate swap contracts with notional amounts totalling $79,709. The terms of the interest rate swap contracts are for three, five and seven years. The interest rate swap contracts convert variable rate debt into fixed rate debt. The maturity of these contracts coincides with the maturity of the underlying debt instruments hedged.

In 1996, the Company entered into a five year interest rate swap contract with a notional amount of $80,000 to convert variable rate debt into fixed rate debt. The maturity of this contract coincides with the maturity of the underlying debt instruments hedged. In 1997, a portion of the debt instrument hedged was retired and the related portion of the swap contract was closed. At December 31, 1998, the notional amount was approximately $38,870. In 1995, the Company entered into and closed out an interest rate swap contract with a notional amount of $82,021 which was designated as a hedge to protect against increases in interest rates for debt instruments which were secured in 1995. The close out value of the swap was amortized as a yield adjustment over the remaining period to maturity of the debt instruments hedged. In 1997, the debt instruments hedged were retired and the unamortized swap value was recognized as part of the extraordinary loss on retirement of debt.

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

(5)  Retirement of debt:

During 1997 the Company retired debt and recognized an extraordinary loss of $5,428 net of tax benefit of $1,825.

(6) Other contingencies and commitments:

At December 31, 1998, the Company has outstanding purchase commitments for equipment of approximately $37,000.

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

For the years ended December 31, 1998, 1997 and 1996, cash paid for interest was approximately $71,248, $51,367 and $41,998, respectively. Cash paid for income taxes was approximately $2,500, $3,328 and $2,177, respectively.

(8)  Related party transactions:

The Company leases approximately 19,000 square feet of commercial space for its executive offices in Princeton, New Jersey from 211 College Road Associates, a New Jersey general partnership. Martin Tuchman, the Company's Chief Executive Officer, holds a direct or indirect equity interest of 28.85% and Radcliff Group, Inc., a related party, holds a direct or indirect equity interest of 28.15% in 211 College Road Associates. The annual base rental for this property is approximately $338 under a net lease expiring in 2001, subject to renewal. In the opinion of the Company's management, rent being paid under this lease does not exceed rent that the Company would have paid in an arms' length transaction with an unrelated third party.

The Company had a consultation agreement with Radcliff Group, Inc. pursuant to which Radcliff designated Warren L. Serenbetz, a stockholder and director, as an executive consultant. Under the terms of the agreement compensation continues through December 31, 2002. Compensation under this agreement was $492 in 1998, 1997 and 1996.

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

The Ivy Group, in which Mr. Tuchman, Radcliff Group, Inc. and Mr. Witteveen hold interests, has invested in chassis which it has leased to Trac Lease. In 1986, The Ivy Group became a New Jersey general partnership and Mr. Witteveen and two senior executive officers of Trac Lease became partners. Radcliff Group, Inc. and Mr. Tuchman share equally in the net income of The Ivy Group derived from the lease of 1,184 chassis to Trac Lease ("Contributed Chassis"). In addition, each of Radcliff Group and Mr. Tuchman receives 28.5% of the net income of The Ivy Group, other than that derived from the Contributed Chassis. Mr. Witteveen receives 14.3% of the net income of The Ivy Group, other than that derived from the Contributed Chassis. In 1996, 1997 and 1998, 17.5%, 29% and 28.5%,
respectively of the aggregate gross income of The Ivy Group was derived from the Contributed Chassis and 82.5%, 71% and 71.5%, respectively was derived from other activities. The terms of all agreements between Trac Lease and The Ivy Group, including rental rates, are fixed and, in the opinion of the Company's management, are comparable to terms that Trac Lease would have obtained in arms' length transactions with unrelated third parties. Trac Lease has been advised by the principals of The Ivy Group that the personal tax consequences to such principals would make it inadvisable to terminate the transactions entered into except with respect to any extensions of the lease agreements. The Ivy Group has entered into an agreement with the Company pursuant to which it has agreed not to engage in any business activities that are competitive with the business activities of the Company or its subsidiaries (including Trac Lease) without the prior consent of the Company.

As of December 31, 1998, pursuant to lease agreements, Trac Lease leases from The Ivy Group an aggregate 7,030 chassis for aggregate annual lease payments of approximately $3,400. Such leases either renew automatically unless canceled by either party prior to the first day of the renewal period or expire in 2000.

On August 15, 1992, Eurochassis L.P., a New Jersey limited partnership in which Raoul J. Witteveen is one of the limited partners and the general partner, entered into a master equipment lease agreement, as lessor, with Trac Lease, as lessee, pursuant to which Eurochassis L.P. leases 100 chassis to Trac Lease for an annual lease payment of $91. The annual lease term renews automatically unless canceled by either party prior to the first day of the renewal period. The terms of such master equipment lease agreement, in the opinion of Trac Lease's management, are comparable to terms that Trac Lease would have obtained in an arms' length transaction with an unrelated third party.

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

As of February 28, 1998, the Company entered into a Consulting Agreement with Atlas Capital Partners, L.L.C. ("Atlas"), pursuant to which director nominee Mitchell I. Gordon, President of Atlas, will provide investment banking consulting services to the Company for a term of two years. Under the terms of the Consulting Agreement, Atlas will be paid a monthly fee of $20, plus reimbursement of the reasonable expenses of Atlas. In addition, Atlas will receive an annual incentive fee in such amount as is usual and customary in the investment banking business for investment opportunitites actually completed by the Company subject to a minimum fee in the amount of $560. In connection with investment opportunities presented by Atlas, the parties have agreed that Atlas will receive a twenty percent carried interest in investments made with funds provided by the Company, upon terms and conditions to be agreed upon by the parties. The Consulting Agreement is not exclusive on the part of either the Company or Atlas.

The effect of the above related party transactions included in the accompanying statement of income are as follows:

                                                 1998      1997        1996
                                                 ----      ----        ----

         Revenue                                 $991     $1,006       $851
                                                 ====     ======       ====

         Lease operating expense               $3,024     $2,573     $2,573
                                               ======     ======     ======

         Administrative expense                $1,064       $943       $838
                                               ======       ====       ====

         Interest expense                        $374       $568       $691
                                                 ====       ====       ====

         Non-recurring charge                     $--        $--     $2,392
                                                 ====       ====     ======

(9) Retirement plans:

Certain subsidiaries have defined contribution plans covering substantially all full-time employees. No contributions were made by the Company or its subsidiaries to these plans during the years ended December 31, 1998, 1997, and 1996.

(10)  Segment and geographic data:

At year-end 1998, the Company adopted Statement of Financial Accounting Standards No. 131 that requires additional disclosures regarding segments of an enterprise and related information.

The Company has two reportable segments: container leasing and domestic intermodal equipment. The container leasing segment specializes in the leasing of intermodal dry freight standard containers, while the domestic intermodal equipment segment specializes in the leasing of intermodal container chassis and other equipment namely freight rail cars and intermodal trailers. Segments below the quantitiative threshold are included in other and specialize in the leasing of microcomputers and other related equipment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes and extraordinary items. The Company's reportable segments are strategic business units that offer different products and services.

Segment Information:
--------------------

                                                                          Domestic
                                                           Container     Intermodal
                      1998:                                 Leasing      Equipment      Other       Totals
                      -----                                ---------     ----------     -----       ------
         Revenues from external customers                   $92,172       $82,069      $8,075      $182,316
         Lease operating and administrative expenses          9,621        33,332       2,086        45,039
         Depreciation and amortization                       20,982        17,732       3,937        42,651
         Other income/(expense), net                            873         1,078          47         1,998
         Interest income                                      3,353         7,708          --        11,061
         Interest expense                                    29,489        33,358       1,424        64,271
         Non-recurring charges                                   --            --          --            --
         Income before taxes and extraordinary item         $36,306        $6,433        $675       $43,414

         Net investment in DFL's                           $303,180       $34,563     $18,626      $356,369
         Leasing equipment, net                             362,591       366,448       7,055       736,094
         Equipment purchases                                156,695        82,813      23,536       263,044
         Total segment assets                              $756,887      $579,063     $26,284    $1,362,234


                                                                          Domestic
                                                           Container     Intermodal
                      1997:                                 Leasing      Equipment      Other       Totals
                      -----                                ---------     ----------     -----       ------

         Revenues from external customers                   $86,264       $69,045      $6,116      $161,425
         Lease operating and administrative expenses          8,923        28,826       2,083        39,832
         Depreciation and amortization                       18,097        14,613       2,901        35,611
         Other income/(expense), net                             (3)          383         112           492
         Interest income                                      1,008         3,984         256         5,248
         Interest expense                                    28,528        24,604         999        54,131
         Non-recurring charges                                   --            --          --            --
         Income before taxes and extraordinary item         $31,721        $5,369        $501       $37,591

         Net investment in DFL's                           $320,149       $31,866     $11,351      $363,366
         Leasing equipment, net                             301,367       300,558       6,437       608,362
         Equipment purchases                                176,579        68,648      18,523       263,750
         Total segment assets                              $656,176      $439,403     $18,877    $1,114,456




                                                                          Domestic
                                                           Container     Intermodal
                      1996:                                 Leasing      Equipment      Other       Totals
                      -----                                ---------     ----------     -----       ------
         Revenues from external customers                   $79,422       $63,303      $4,423     $147,148
         Lease operating and administrative expenses          6,988        22,326       1,417       30,731
         Depreciation and amortization                       17,288        13,060       1,628       31,976
         Other income, net                                      482           723       (273)          932
         Interest Income                                      1,390         1,909         ---        3,299
         Interest Expense                                    26,179        15,736         869       42,784
         Non-recurring charges                                   --         3,892         ---        3,892
         Income before taxes and extraordinary item         $30,839       $10,921        $236      $41,996


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

Geographic Information:

                                      1998          1997          1996
                                      ----          ----          ----
   REVENUES:
   United States (a)                $92,106       $80,752       $70,981
   International                     90,210        80,673        76,167
                                    -------       -------       -------
                                   $182,316      $161,425      $147,148
                                   ========      ========      ========
   ASSETS:
   United States                   $605,347      $469,732      $427,365
   International                    756,887       644,724       512,053
                                   --------      --------      --------
                                 $1,362,234    $1,114,456      $939,418
                                 ==========    ==========      ========

      (a) Includes revenues from related parties of $991, $1,006 and $851 in 1998, 1997 and 1996, respectively.

(11) Company-obligated mandatorily redeemable preferred securities in subsidiary grantor trusts:

On January 27, 1997, Interpool Capital Trust, a Delaware business trust and special purpose entity (the "Trust"), issued 75,000 shares of 9 7/8% Capital Securities with an aggregate liquidation preference of $75,000 (the "Capital Securities") for proceeds of $75,000. Costs associated with the transaction amounted to approximately $1,700 and were borne by the Company. Interpool owns all the common securities of the Trust. The proceeds received by the Trust from the sale of the Capital Securities were used by the Trust to acquire $75,000 of 9 7/8% Junior Subordinated Deferrable Interest Debentures due February 15, 2027 of the Company (the "Debentures"). The sole asset of the Trust is $77,320 aggregate principal amount of the Debentures. The Capital Securities represent preferred beneficial interests in the Trust's assets. Distributions on the Capital Securities are cumulative and payable at the annual rate of 9 7/8% of the liquidation amount, semi-annually in arrears and commenced February 15, 1997. The Company has the option to defer payment of distributions for an extension period of up to five years if it is in compliance with the terms of the Capital Securities. Interest at 9 7/8% will accrue on such deferred distributions throughout the extension period. The Capital Securities will be subject to mandatory redemption upon repayment of the Debentures to the Trust. The redemption price decreases from 104.975% of the liquidation preference in 2007 to 100% in 2017 and thereafter. Under certain limited circumstances, the Company may, at its option, prepay the Debentures and redeem the Capital Securities prior to 2007 at a prepayment price specified in the governing instruments. The obligations of the Company under the Debentures, under the Indenture pursuant to which the Debentures were issued, under certain guarantees and under certain back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the Capital Securities.

(12)  Capital stock:

The Company's 1993 Stock Option Plan for Executive Officers and Directors (the "Stock Option Plan") was adopted by the Company's Board of Directors and approved by the stockholders in March 1993.

A total of 6 million shares of common stock have been reserved for issuance under the Stock Option Plan. Options may be granted under the Stock Option Plan to executive officers and directors of the Company or a subsidiary (including any executive consultant of the Company and its subsidiaries), whether or not they are employees. During 1994, 2,445,000 options were granted under the Stock Option Plan at an exercise price of $9.33 a share (the fair value of the Company's common stock on the dates of the grants). No options were granted in 1995. During 1996, options to purchase 465,001 shares were granted under the Stock Option Plan at an exercise price of $11.08 a share (the fair value of the Company's common stock on the dates of the grants). During 1997, options to purchase 1,498,500 shares were granted under the Stock Option Plan at an exercise price of $15.58 a share (the fair value of the Company's common stock on the date of grant). These options vest six months from date of grant and expire ten years from date of grant.

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

To date, options to purchase 4,408,501 shares under the Company's 1993 Stock Option Plan for Executive Officers and Directors have been granted, 22,500 of which have expired due to failure to exercise and 22,500 of which have been exercised as more fully set forth below. Options to purchase 75,000 shares have been granted under the Company's Non-qualifed Stock Option Plan for Non-employee, Non-consultant Directors 30,000 of which have expired due to failure to exercise and 15,000 of which have been exercised as more fully set forth below.

On May 7, 1998, John M. Bucher, a retired director of the Company, exercised options to purchase 22,500 shares of common stock pursuant to the Company's 1993 Stock Option Plan for Executive Officers and Directors and options to purchase 15,000 shares of common stock pursuant to the Company's Non-qualified Stock Option Plan for Non-employee, Non-consultant Directors. The exercise price of 30,000 and 7,500 options was $9.33 and $11.08 per share, respectively. Mr. Bucher elected to pay the exercise price by surrendering a total of 22,776 shares of common stock issued upon the exercise of such options (13,995 under the 1993 Stock Option Plan for Executive Officers and Directors and 8,781 under the Non-qualified Stock Option Plan for Non-employee, Non-consultant Directors) thereby reducing the number of shares to be issued to 14,724. After giving effect the exercised options, the Company's outstanding common stock was increased to 27,566,452 shares.

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

Except as disclosed herein above, no other options under either the 1993 Stock Option Plan for Executive Officers and Directors or the Non-qualified Stock Option Plan for Non-employee, Non-consultant Directors have been exercised to date.

Common stock dividends declared and unpaid at December 31, 1998 amounted to $1,034, and are included in accounts payable and accrued expenses.

Effective January 1, 1996, the Company adopted the provisions of Statement No. 123, Accounting for Stock-Based Compensation. As permitted by the Statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. To date, all options were granted with exercise price equal to the fair market price of the Company's Stock at Grant Date, accordingly, no compensation expense has been recognized. Options issued with an exercise price below the fair value of the Company's common stock on the date of grant will be accounted for as compensatory options. The difference between the exercise price and the fair value of the Company's common stock will be charged to expense over the shorter of the vesting or service period. Options issued at fair value are non-compensatory. Had the fair value method of accounting been applied to the Company's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, net income would have been reduced by $9,433 or $.34 per share basic and $.33 per share diluted in 1998, $6,959 or $.25 per share basic and $.24 per share diluted in 1997 and $1,473 or $.06 per basic share and $.05 per share diluted in 1996. This pro forma impact only takes into account options granted since January 1, 1995. The average fair value of options granted during 1998, 1997 and 1996 was $3.56, $7.74 and $5.28, respectively. The fair value was estimated using the Black-Scholes option pricing model based on the market price at grant date of $10.25, $15.58 and $11.08 in 1998, 1997 and 1996, respectively and the following weighted average assumptions: risk-free interest rate of 4.95%, 7.11% and 6.22% expected life of 7, 10 and 10 years, volatility of 35%, 28% and 31% and dividend yield of 1.5%, 1.0% and 1.2% in 1998, 1997 and 1996, respectively.

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

On March 27, 1997, the Company effected a three-for-two stock split. All prior periods have been restated for this stock split.

(13) 1998 quarterly financial data (unaudited):

                                              1st       2nd      3rd      4th
                                              ---       ---      ---      ---
    Revenues                                $42,832   $44,506  $46,115  $48,863
    Income before extraordinary loss         $8,110    $9,374  $10,055  $10,075
    Basic income per share                    $0.29     $0.34    $0.36    $0.37
    Diluted income per share                  $0.28     $0.33    $0.35    $0.35

    1997 quarterly financial data (unaudited):

                                              1st       2nd      3rd      4th
                                              ---       ---      ---      ---
    Revenues                                $38,176   $39,784  $40,962  $42,503
    Income before extraordinary loss         $9,094    $8,827   $7,924   $7,246
    Basic income per share                    $0.31     $0.32    $0.29    $0.26
    Diluted income per share                  $0.29     $0.31    $0.28    $0.25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item 10 is hereby incorporated by reference to registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed on or about April 19, 1999.


ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item 11 is hereby incorporated by reference to registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed on or about April 19, 1999.


 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information required by this Item 12 is hereby incorporated by reference to registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed on or about April 19, 1999.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item 13 is hereby incorporated by reference to registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed on or about April 19, 1999.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

(a)(1)  FINANCIAL STATEMENTS

INTERPOOL, INC.

Report of Independent Public Accountants
Consolidated Balance Sheets--At December 31, 1998 and 1997
Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996
Notes to Consolidated Financial Statements

(a)(2)  FINANCIAL STATEMENT SCHEDULES

Schedule II -- Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable regulations of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3)  EXHIBITS

  1.1   --  Purchase Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated July 24, 1997 relating to the issuance of the Company's 7.35% Notes due 2007 (incorporated by reference to the Company's Current Report on Form 8-K dated July 27, 1997).
  1.2  --   Purchase Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated July 31, 1997 relating to the issuance of the Company's Quarterly Report on Form 10-Q for the period ended
            Sepember 30, 1997).
  3.1   --  Form of Restated Certificate of Incorporation of the Company
            incorporated herein by reference to the Company's Registration
            Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
  3.2   --  Form of Restated Bylaws of the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No.
            33-59498).
  4.1   --  Form of Certificate representing the Common Stock incorporated herein by reference to the Company's Registration Statement on Form
            S-1 declared effective by the Commission on May 4, 1993 (Reg. No.
            33-59498).
  4.2   --  Indenture between Interpool, Inc. and United States Trust Company of
            New York, as trustee, relating to the Notes, dated July 29, 1997 incorporated herein by reference to the Company's Form S-4 filed on October 23, 1997.
  4.3   --  Registration Rights Agreement between Interpool, Inc. and Smith
            Barney Inc., as initial purchaser, dated July 29, 1997 incorporated herein by reference to the Company's Form S-4 filed on October 23, 1997.
  4.4   --  Indenture between Interpool, Inc. and United States Trust Company of
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

 10.32  --  Chassis Lease Agreement dated January 1, 1998 between The Ivy Group and Trac Lease, Inc.
 10.33  --  Consulting Agreement between Interpool, Inc. and Atlas Capital
            Partners dated February 28, 1998 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998).-
 12.1   --  Statement regarding computation of ratios of earnings to fixed charges incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on December 7, 1993 (Reg. No. 33-71538).
 21.1   --  Subsidiaries of the Company incorporated herein by reference to the
            Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 27.    --  Financial Data Schedule.
 99.1   --  Press Release dated October 23, 1998 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998).
 99.2   --  Press Release dated October 27, 1998 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998).
 99.3   --  Press Release dated November 27, 1998.
 99.4   --  Press Release dated December 28, 1998.
 99.5   --  Press Release dated February 17, 1999.

(b)  REPORTS ON FORM 8-K

(b)(1) No reports on Form 8-K were filed during the quarter ended December 31, 1998. During 1998, the Company filed one Current Report on Form 8-K. On February 24, 1998, the Company filed a Current Report on Form 8-K reporting the sale of $100 million aggregate principal amount of 6 5/8% Notes Due 2003 in a private transaction pursuant to Rule 144A under the Securities Act of 1933, as amended.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Stockholders of Interpool, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Interpool, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 17, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                               Arthur Andersen LLP


New York, New York
February 17, 1999

                        INTERPOOL, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (in thousands)


                                                           Balance at        Charge to Costs     Write-offs, Net      Balance at
                                                       Beginning of Year       and Expenses       of Recoveries      End of Year
Year Ended December 31, 1998                                $3,633               $2,142              $1,143            $4,632
                                                            ======               ======              ======            ======

Year Ended December 31, 1997                                $2,506               $1,972                $845            $3,633
                                                            ======               ======                ====            ======

Year Ended December 31, 1996                                $2,099               $1,126                $719            $2,506
                                                            ======               ======                ====            ======





                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INTERPOOL, INC.
                                  (Registrant)

March 26, 1999                By  /s/ Martin Tuchman
                                 -------------------
                                 Martin Tuchman
                                 Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 26, 1999              By  /s/ Martin Tuchman
                                ------------------
                            Martin Tuchman
                            Chairman of the Board, Chief Executive Officer,
                            and Director (Principal Executive Officer)

March 26, 1999              By  /s/ Raoul J. Witteveen
                                ----------------------
                            Raoul J. Witteveen
                            President, Chief Financial Officer and
                            Director (Principal Financial Officer)

March 26, 1999              By  /s/ Warren L. Serenbetz
                                -----------------------
                            Warren L. Serenbetz
                            Director

March 26, 1999              By  /s/ Mitchell I. Gordon
                                ----------------------
                            Mitchell I. Gordon
                            Director

March 26, 1999              By  /s/ Arthur L. Burns
                                --------------------
                            Arthur L. Burns
                            Director

March 26, 1999              By  /s/ Peter D. Halstead
                                ---------------------
                            Peter D. Halstead
                            Director

March 26, 1999              By  /s/ Joseph J. Whalen
                                --------------------
                            Joseph J. Whalen
                            Director

March 26, 1999              By  /s/ William Geoghan
                                -------------------
                            William Geoghan
                            Senior Vice President (Principal Accounting Officer)

                                  EXHIBIT INDEX

  1.1 -- Purchase Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated July 24, 1997 relating to the issuance of the Company's 7.35% Notes due 2007 (incorporated by reference to the Company's Current Report on Form 8-K dated July 27, 1997).
  1.2 -- Purchase Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated July 31, 1997 relating to the issuance of the Company's 7.20% Notes due 2007 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).
  3.1 -- Form of Restated Certificate of Incorporation of the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
  3.2 -- Form of Restated Bylaws of the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
  4.1 -- Form of Certificate representing the Common Stock incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
  4.2 -- Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, relating to the Notes, dated July 29, 1997 (incorporated by reference to the Company's Form S-4 filed on October 23, 1997).
  4.3 -- Registration Rights Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated July 29, 1997 incorporated by reference to the Company's Form S-4 filed on October 23, 1997.
  4.4 -- Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, relating to the Notes, dated August 5, 1997 incorporated by reference to the Company's Form S-4 filed on October 24, 1997.
  4.5 -- Registration Rights Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated August 5, 1997 incorporated by reference to the Company's Form S-4 filed on October 24, 1997.
 10.1 -- Purchase Agreement dated as of January 30, 1993 by and between Sequa Capital Corp. and the Company, as amended as of March 5, 1993. incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.2 -- Restructuring Agreement as of August 5, 1992 among the Company, Trac Lease, Radcliff Group, Interpool Limited, Sequa Capital Corp., Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Paul H. Serenbetz, Stuart W. Serenbetz and Clay R. Serenbetz incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.3 -- Amended and Restated Term Credit Agreement dated as of February 19, 1993 between the Company and Swiss Bank Corporation incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.4 -- Promissory Note of the Company dated February 11, 1993 to United Jersey Bank/Central N.A. incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.5  --  Employment Agreement dated as of January 1, 1992 by and between Raoul
           J. Witteveen and the Company. incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.6 -- Employment Agreement dated as of January 1, 1992 by and between Radcliff Group and the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.7 -- Consultation Services Agreement dated as of January 1, 1992 by and between Radcliff Group and the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.9 -- Form of Stock Option Plan for Executive Officers and Directors incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.10 -- Form of Stockholders' Agreement dated as of May 4, 1993, among the Company and Messrs. Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Clay R. Serenbetz, Paul H. Serenbetz, Stuart W. Serenbetz and Arthur L. Burns and the Serenbetz Trust incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.12 -- Form of Non-Compete Agreement dated as of May 4, 1993, by and between The Ivy Group and the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on December 7, 1993 (Reg. No. 33-71538).
 10.13 -- Lease Agreements by and between 211 College Road Associates and Interpool Limited and 211 College Road Associates and Microtech Leasing incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

 10.14 -- Lease Agreement dated December 30, 1986 between Princeton Intermodal Equipment Trust I and Trac Lease incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.15 -- Lease Agreements between The Ivy Group and Trac Lease incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.16 -- Amendment No. 1, dated August 10, 1992, to Secured Promissory Note and Chattel Mortgage, Security Agreement and Assignment by and between The Ivy Group and the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.17 -- Chassis Lease Agreement dated as of August 15, 1992 by and between Eurochassis L.P. and Trac Lease incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
10.18  --  Form of Transfer and Subscription Agreement among Radcliff Group,
           Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Clay R. Serenbetz, Paul H. Serenbetz, Stuart W. Serenbetz, the Serenbetz Trust and the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.19 -- Form of Exchange and Subscription Agreement by and between the Company and Arthur L. Burns incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.20 -- Demand promissory notes of the Company payable to Martin Tuchman, Warren L. Serenbetz and Princeton International Properties incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.23 -- Indemnity Agreement between the Company and other directors incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.26 -- Agreement between the Company and Arthur L. Burns regarding certain litigation incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.27 -- Indenture between the Company and IBJ Schroeder Bank & Trust Company, as Trustee, dated January 27, 1997 incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended 12/31/96.
 10.28 -- First Supplemental Indenture between Interpool, Inc. and IBJ Schroeder Bank & Trust Company dated January 27, 1997 incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the period ended 12/31/96.
 10.29 -- Series A Capital Securities Guarantee Agreement dated January 27, 1997 incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended 12/31/96.
 10.30 -- Agreement of Merger dated March 15, 1996 among Trac Lease, Inc., Trac Lease Merger Corp. and the Company incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended 12/31/95.
 10.31 -- Letter Agreement between The Ivy Group and the Company incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended 12/31/95.
 10.32 -- Chassis Lease Agreement dated January 1, 1998 between The Ivy Group and Trac Lease, Inc.
 10.33 -- Consulting agreement between Interpool, Inc. and Atlas Capital Partners dated February 28, 1998 (incorported by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
           1998).
 12.1 -- Statement regarding computation of ratios of earnings to fixed charges incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on December 7, 1993 (Reg. No. 33-71538).
 21.1 -- Subsidiaries of the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 27.  --   Financial Data Schedule.
 99.1 -- Press Release dated October 23, 1998 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998).
 99.2 -- Press Release dated October 27, 1998 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998).
 99.3 --   Press Release dated November 27, 1998.
 99.4 --   Press Release dated December 28, 1998.
 99.5 --   Press Release dated February 17, 1999.