Form 10-Q
period 1999-03-31
INTERPOOL INC
filed 1999-05-17
CIK 898777

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -----------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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


As of May 12, 1999, 27,579,952 shares of common stock, $.001 par value were outstanding.


Indicate by check [CHECKMARK] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing for the past 90 days   Yes [CHECKMARK] No

                        INTERPOOL, INC. AND SUBSIDIARIES

                                      INDEX
                                                                        Page No.
Part I - Financial Information:

         Introduction to Financial Statements                                  3

         Condensed Consolidated Balance Sheets
              March 31, 1999 and December 31, 1998                             4

         Condensed Consolidated Statements of Income
              For the Three Months ended March 31, 1999 and 1998               5

         Condensed Consolidated Statements of Cash Flows
              For the Three Months ended March 31, 1999 and 1998               6

         Condensed Consolidated Statements of Stockholders' Equity
              For the Year Ended December 31, 1998 and the
              Three Months ended March 31, 1999                                7

         Notes to Condensed Consolidated Financial Statements             8 - 11

         Management's Discussion and Analysis of
              Financial Condition and Results of Operations              12 - 14


Part II - Other Information:

         Item 6: Exhibits and Reports on Form 8-K                             15

         Signatures                                                           16

         Exhibits                                                             17

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

                        INTERPOOL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                                                 March 31     December 31
     ASSETS                                                                                        1999           1998
                                                                                                ----------     ----------
CASH AND SHORT-TERM INVESTMENTS                                                                   $183,601       $107,226
MARKETABLE SECURITIES                                                                                1,337          5,072
ACCOUNTS AND NOTES RECEIVABLE, less allowance of $8,248 and
   $4,632, respectively                                                                             32,859         32,746
NET INVESTMENT IN DIRECT FINANCING LEASES                                                          104,872        356,369
OTHER RECEIVABLES                                                                                   52,246         56,758
LEASING EQUIPMENT, at cost                                                                         943,028        905,173
   Less - Accumulated depreciation and amortization                                               (185,505)      (169,079)
                                                                                                ----------     ----------
LEASING EQUIPMENT, net                                                                             757,523        736,094
                                                                                                ----------     ----------
OTHER ASSETS                                                                                       117,914         67,969
                                                                                                ----------     ----------
     TOTAL ASSETS                                                                               $1,250,352     $1,362,234
                                                                                                ==========     ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                              $27,365        $50,098
INCOME  TAXES                                                                                       20,100         19,609
DEFERRED INCOME                                                                                      1,521          1,531
DEBT AND CAPITAL LEASE OBLIGATIONS:
     Due within one year                                                                            82,353         77,776
     Due after one year                                                                            752,039        854,381
                                                                                                ----------     ----------
                                                                                                   834,392        932,157

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES IN SUBSIDIARY
   GRANTOR TRUSTS (holding solely junior Subordinated Deferrable interest debentures of the Company) (75,000 shares
   9-7/8% Capital Securities Outstanding, liquidation preference $75,000)                           75,000         75,000

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES                                                            660            624

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.001 per share; 1,000,000 authorized, none
       issued                                                                                           --             --
   Common stock, par value $.001 per share;  100,000,000 shares authorized,
       27,566,452 outstanding at March 31, 1999 and December 31, 1998                                   28             28
   Additional paid-in capital                                                                      124,046        124,046
   Retained earnings                                                                               167,360        159,138
   Accumulated other comprehensive income (loss)                                                      (120)             3
                                                                                                ----------     ----------
   Total stockholders' equity                                                                      291,314        283,215
                                                                                                ----------     ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $1,250,352     $1,362,234
                                                                                                ==========     ==========

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        INTERPOOL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                         Three Months Ended
                                                                             March 31,
                                                                         1999          1998
                                                                         ----          ----

REVENUES                                                                $56,571      $42,832

COST AND EXPENSES:
   Lease operating and administrative expenses                           18,889       10,919
   Depreciation and amortization of leasing equipment                    12,679        9,727
   Other (income)/expense, net                                              396         (218)
   Interest expense, net                                                 14,851       13,194
                                                                        -------      -------
                                                                         46,815       33,622
                                                                        -------      -------

   Income before provision for income taxes                               9,756        9,210

   Provision for income taxes                                               500        1,100
                                                                         ------       ------

NET INCOME                                                               $9,256       $8,110
                                                                         ======       ======

Net income per share:
       Basic                                                              $0.34        $0.29
                                                                          =====        =====
       Diluted                                                            $0.32        $0.28
                                                                          =====        =====

WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
       Basic                                                             27,566       27,552
                                                                         ======       ======
       Diluted                                                           28,853       28,510
                                                                         ======       ======

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        INTERPOOL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                        Three Months Ended
                                                                                                             March 31,
                                                                                                        1999          1998
                                                                                                        ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                              $9,256       $8,110
Adjustments to reconcile net income to net cash provided by operating activities --
   Depreciation and amortization                                                                        13,068       10,148
   Gain on sale of leasing equipment                                                                      (100)        (218)
   Collections on net investment in direct financing leases                                             39,373       27,710
   Income recognized on direct financing leases                                                         (8,064)      (8,986)
   Provision for uncollectible accounts                                                                  4,617          470
   Gain on securitized lease receivables                                                                (7,942)          --
   Changes in assets and liabilities -
     Accounts and notes receivable                                                                     (12,660)      (1,437)
     Other receivables                                                                                   4,512          826
     Other assets and non-cash transactions                                                             (3,397)      (2,629)
     Accounts payable and accrued expenses                                                              (5,885)      (6,428)
     Income taxes payable                                                                                  574        1,309
     Deferred income                                                                                       607        (231)
     Minority interest in equity of subsidiaries                                                            35           11
                                                                                                            --           --
        Net cash provided by operating activities                                                       33,994       28,655
                                                                                                      --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment                                                                       (26,486)     (16,521)
Proceeds from dispositions of leasing equipment                                                          3,504        1,453
Investment in loan receivable                                                                               --       (5,698)
Investment in direct financing leases                                                                  (11,732)     (36,990)
Changes in marketable securities and other investing activities                                          3,538           77
Reduction in accrued equipment purchases                                                               (16,856)          --
                                                                                                      --------      -------
        Net cash used for investing activities                                                         (48,032)     (57,679)
                                                                                                      --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                                                20,548      112,773
Payment of long-term debt and capital  lease obligations                                               (29,034)     (20,614)
Borrowings of revolving credit lines                                                                    27,141       40,164
Repayment of revolving credit lines                                                                   (116,420)    (121,060)
Proceeds from securitized lease receivables                                                            189,212           --
Dividends paid                                                                                          (1,034)      (1,033)
                                                                                                      --------      -------
        Net cash provided by financing activities                                                       90,413       10,230
                                                                                                      --------      -------
        Net increase (decrease) in cash and short-term investments                                      76,375      (18,794)
CASH AND SHORT-TERM INVESTMENTS, beginning of period                                                   107,226       30,402
                                                                                                      --------      -------
CASH AND SHORT-TERM INVESTMENTS, end of period                                                        $183,601      $11,608
                                                                                                      ========      =======

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        INTERPOOL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   FOR THE YEAR ENDED DECEMBER 31, 1998 AND THREE MONTHS ENDED MARCH 31, 1999
                        (Dollars and shares in thousands)
                                   (Unaudited)


                                     Preferred Stock     Common Stock                                 Accumulated
                                     ---------------    ----------------  Additional                     Other
                                                Par                Par      Paid-in     Retained     Comprehensive     Comprehensive
                                     Shares    Value    Shares    Value     Capital     Earnings     Income (Loss)        Income
                                     ------    ------   ------    ------  -----------   ---------    -------------     -------------
Balance, December 31, 1997               0       $0     27,552     $28     $124,046     $125,657          $715
  Net income                            --       --         --      --           --       37,614            --            37,614
  Other comprehensive income            --       --         --      --           --           --          (712)             (712)
                                                                                                                         -------
     Comprehensive Income                                                                                                $36,902
                                                                                                                         =======
  Shares issued on exercise of
     Stock option                       --       --         37      --          363           --            --
  Shares surrendered in
     Satisfaction of stock option
     Purchase price                     --       --        (23)     --         (363)          --            --
  Cash dividends declared:
       Common stock                     --       --         --      --           --       (4,133)           --
                                        --       --     ------     ---     --------     --------        ------
Balance, December  31, 1998              0       $0     27,566     $28     $124,046     $159,138            $3

  Net income                                                                               9,256                         $ 9,256
  Other comprehensive income                                                                              (123)             (123)
                                                                                                                         -------
     Comprehensive Income                                                                                                $ 9,133
                                                                                                                         =======
  Cash dividends declared:
       Common stock                                                                       (1,034)
                                        --       --     ------     ---     --------      -------        ------
Balance, March 31, 1999                  0       $0     27,566     $28     $124,046     $167,360         ($120)
                                        ==       ==     ======     ===     ========     ========        ======


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        INTERPOOL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


Note 1 -- Nature of operations and accounting policies:

A.   Nature of operations:

     The Company and its subsidiaries conduct business principally in a single industry, the leasing of intermodal dry freight standard containers, chassis and other transportation related equipment. Within this single industry, the Company has two reportable segments: container leasing and domestic intermodal equipment. The container leasing segment specializes in the leasing of intermodal dry freight standard containers, while the domestic intermodal equipment segment specializes in the leasing of intermodal container chassis and other equipment, namely freight rail cars and intermodal trailers. The Company leases its containers principally to international container shipping lines located throughout the world. The customers for the Company's chassis are a large number of domestic companies, many of which are domestic subsidiaries or branches of international shipping lines. Equipment is purchased directly or acquired through conditional sales contracts and lease agreements, many of which qualify as capital leases.

     The Company's accounting records are maintained in the United States dollars and the consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States.

B.   Basis of consolidation:

     The consolidated financial statements include the accounts of the Company and subsidiaries more than 50% owned. All significant intercompany transactions have been eliminated.

C.   Net income per share:

     Basic net income per share is computed by deducting preferred dividends from net income to arrive at income attributable to common stockholders. This amount is then divided by the weighted average number of shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options have been added to the weighted shares outstanding and interest expense net of tax effect on the notes has been added to net income in the diluted earnings per share computation.

     A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                               (in thousands)
                                                             Three Months Ended
                                                                  March 31,
                                                             1999         1998
                                                            ------       ------
     Average common shares outstanding                      27,566       27,552
     Common shares issuable (1)                              1,287          958
     Average common shares outstanding assuming dilution    28,853       28,510

     (1) Issuable under stock option plans.

D.   Comprehensive income:

     Effective January 1, 1998, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components. Upon adoption of this Statement, the accumulated net unrealized gain on the Company's available-for-sale investments of $715 at December 31, 1997 was restated as accumulated other comprehensive income. Adoption of this statement has no effect on the Company's financial position or operating results.

                (Dollars in thousands, except per share amounts)

     The tax effect of comprehensive income is as follows:

                                            Before-Tax     Tax       Net of
                                              Amount      Effect   Tax Amount
                                            -----------   ------   ----------
Three Months Ended March 31, 1999
Unrealized gains (losses) on securities-
  Unrealized holding gains (losses)
   arising during period                      $(103)       $ 36      $ (67)
  Less: Reclassification adjustments for
   gains (losses) realized in net income         86         (30)        56
Unrealized gain (loss) on marketable
 securities                                   $(189)       $ 66      $(123)

Three Months Ended March 31, 1998
Unrealized gains (losses) on securities-
  Unrealized holding gains (losses)
   arising during period                      $ 953       $(286)     $ 667
  Less: Reclassification adjustments for
   gains (losses) realized in net income         64         (19)        45
Unrealized gain (loss) on marketable
 securities                                   $ 889       $(267)     $ 622


Note 2 -- Cash flow information:

     For the three months ended March 31, 1999 and 1998, cash paid for interest was approximately $25,154 and $21,122, respectively. Cash paid for income taxes was approximately $1,048 and $451, respectively.


Note 3 -- Segment and geographic data:

     At year-end 1998, the Company adopted Statement of Financial Accounting Standards No. 131 that requires additional disclosures regarding segments of an enterprise and related information.

     The Company has two reportable segments: container leasing and domestic intermodal equipment. The container leasing segment specializes in the leasing of intermodal dry freight standard containers, while the domestic intermodal equipment segment specializes in the leasing of intermodal container chassis and other equipment, namely freight rail cars and intermodal trailers. Segments below the quantitative threshold are included in other and specialize in the leasing of microcomputers and other related equipment.

     The accounting policies of the segments are the same as those described in
Note 1. The Company evaluates performance based on profit or loss from operations before income taxes and extraordinary items. The Company's reportable segments are strategic business units that offer different products and services.

Segment Information:

                                                                      Domestic
                                                        Container    Intermodal
                       1999:                             Leasing      Equipment     Other       Totals
                       -----                            ---------    ----------     -----       ------
Revenues from external customers                          $32,024       $22,243     $2,304      $56,571
Lease operating and administrative expenses                 6,754        11,546        589       18,889
Depreciation and amortization                               6,299         5,313      1,067       12,679
Other income/(expense), net                                  (206)         (207)        17         (396)
Interest income                                               887         1,521         --        2,408
Interest expense                                            7,473         9,404        382       17,259
Income before taxes and extraordinary item                $12,179       $(2,706)      $283       $9,756
Net investment in DFL's                                   $55,292       $29,297    $20,283     $104,872
Leasing equipment, net                                    367,477       383,934      6,112      757,523
Equipment purchases                                        12,535        21,320      4,363       38,218
Total segment assets                                     $655,036      $568,062    $27,254   $1,250,352

                (Dollars in thousands, except per share amounts)

                                                                      Domestic
                                                        Container    Intermodal
                       1998:                             Leasing      Equipment     Other       Totals
                       -----                            ---------    ----------     -----       ------
Revenues from external customers                          $21,778       $19,448     $1,606      $42,832
Lease operating and administrative expenses                 2,377         8,104        438       10,919
Depreciation and amortization                               4,918         3,966        843        9,727
Other income/(expense), net                                    28           156         34          218
Interest income                                             1,138           818         --        1,956
Interest expense                                            7,684         7,169        297       15,150
Income before taxes and extraordinary item                 $7,965        $1,183        $62       $9,210
Net investment in DFL's                                  $332,513       $32,563    $12,417     $377,493
Leasing equipment, net                                    296,675       313,972      7,642      618,289
Equipment purchases                                        28,549        19,707      5,255       53,511
Total segment assets                                     $657,611      $452,920    $20,413   $1,130,944

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

Geographic Information:
                                                    1999          1998
                                                    ----          ----
REVENUES:
United States                                   $   32,513    $   21,897
International                                       24,058        20,935
                                                ----------    ----------
                                                $   56,571    $   42,832
                                                ==========    ==========
ASSETS:
United States                                   $  595,316    $  473,333
International                                      655,036       657,611
                                                ----------    ----------
                                                $1,250,352    $1,130,944
                                                ==========    ==========

Note 4 -- Other contingencies and commitments:

     At March 31, 1999, the Company had outstanding purchase commitments for equipment of approximately $70.0 million.

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

Note 5 -- Significant events:

     On March 30, 1999, the Company established a securitization facility of $250.0 million. This program provides the Company with a lower cost of capital for its finance lease business and access to an additional source of funding. On March 31, 1999, the Company securitized approximately $235.5 million of lease receivables through utilization of $190.0 million of this facility and recorded a pre-tax gain of $7.9 million which is included in revenues; other costs and associated tax effect brought the net gain to $5.5 million. A portion of the gain has been deferred to record an estimate of the losses under recourse provisions for the lease receivables securitized.

     Included in other assets at March 31, 1999, is approximately $47.7 million of retained interests in the securitized lease receivables.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

     The Company generates revenues through leasing transportation equipment, primarily intermodal dry freight standard containers and container chassis. Most of the Company's revenues are derived from payments under operating leases and income earned under finance leases, under which the lessee has the right to purchase the equipment at the end of the lease term. In the three months ended March 31, 1999 and 1998 revenues from direct financing leases were $8.1 million (17% of leasing revenues) and $9.0 million (21% of leasing revenues), respectively.

Three Months Ended March 31, 1999 compared to Three Months Ended March 31, 1998

Revenues

     The Company's revenues increased to $56.6 million for the three months ended March 31, 1999, from $42.8 million in the three months ended March 31, 1998, an increase of $13.8 million or 32%. The increase was due to increased leasing revenues generated by an expanded container and chassis fleet size, as well as a gain of $7.9 million recognized from the recently completed securitization.

Lease Operating and Administrative Expenses

     The Company's lease operating and administrative expenses increased to $18.9 million for the three months ended March 31, 1999 from $10.9 million in the three months ended March 31, 1998, an increase of $8.0 million. The increase was due to additional bad debt reserves for specific losses incurred during the current quarter, incremental administrative costs as a result of the recently completed securitization and higher operating costs resulting from increased operations.

Depreciation and Amortization of Leasing Equipment

     The Company's depreciation and amortization expenses increased to $12.7 million in the three months ended March 31, 1999 from $9.7 million in the three months ended March 31, 1998, an increase of $3.0 million. The increase was due to an increased fleet size.

Other (Income)/Expense, Net

     The decrease in other (income)/expense, net was due to a decrease in the Company's income from unconsolidated subsidiaries of $.5 million, which included a $1.0 million write down of an investment in an unconsolidated subsidiary of the Company. The Company's gain on sale of leasing equipment decreased $.1 million in the three months ended March 31, 1999.

Interest Expense, Net

     The Company's net interest expense increased to $14.9 million in the three months ended March 31, 1999 from $13.2 million in the three months ended March 31, 1998, an increase of $1.7 million. The increase in net interest expense was due to increased interest expense of $2.1 million due to financings necessary to fund capital expenditures, which was partially offset by increased investment income of $.4 million.

Provision for Income Taxes

     The Company's provision for income taxes decreased to $.5 million from $1.1 million primarily due to a lower effective tax rate resulting from greater income contribution from the international container division.

Net Income

     As a result of the factors described above, the Company's net income was $9.3 million in the three months ended March 31, 1999 versus net income of $8.1 million in the three months ended March 31, 1998.

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

     The Company generated cash flow from operations of $34.0 million and $28.7 million in the first three months of 1999 and 1998, respectively, and net cash provided by financing activities was $90.4 million and $10.2 million for the first three months of 1999 and 1998, respectively. The Company has purchased the following amounts of equipment: $38.2 million for the three months ended March 31, 1999 and $53.5 million for the three months ended March 31, 1998.

     On March 30, 1999, the Company established a securitization facility of $250.0 million. This program provides the Company with a lower cost of capital for its finance lease business and access to an additional source of funding. At March 31, 1999, $190.0 million of this facility was utilized.

     The Company has a $215.0 million revolving credit facility with a group of commercial banks; on March 31, 1999, $44.0 million was outstanding. The term of this facility extends until May 31, 2000 (unless the lender elects to renew the facility) at which time a maximum of 10% of the amount then outstanding becomes due, with the remainder becoming payable in equal monthly installments over a five year period. In addition, as of March 31, 1999, the Company had available lines of credit of $78.0 million under various facilities, under which $42.6 million was outstanding. Interest rates under these facilities ranged from 6.0% to 6.3%. At March 31, 1999, the Company had total debt outstanding of $834.4 million. Subsequent to March 31, 1999 the Company has continued to incur and repay debt obligations in connection with financing its equipment leasing activities.

     As of March 31, 1999, commitments for capital expenditures totaled approximately $70.0 million. The Company expects to fund such capital expenditures through some combination of cash flow from the Company's operations, borrowings under its available credit facilities and additional funds raised through the sale of its debt securities in the private and/or public markets.

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

Year 2000

The Company has undertaken a program to address the issues associated with the onset of the calendar year 2000 ("Y2K"). During 1998, a working group comprised of senior management and members from potentially affected departments formed to determine the full scope and related costs of Y2K issues to insure that the Company's systems continue to meet its internal needs and those of its customers. The Y2K Working Group meets periodically and reports its findings and plans to the Company's Board of Directors.

The assessment phase of the Y2K project was completed on August 31, 1998. All internal systems, hardware, software, and embedded clocks and calendars were evaluated for Y2K compliance. Software source code for in-house developed systems was analyzed to determine program cognizance of Y2K. The analysis resulted in the need to upgrade or replace three of the Company's four software systems: the fleet management system, the accounting system for accounts payable and general ledger, and the overseas data input program. The accounting system for accounts payable and general ledger has since been updated and is now Y2K compliant. The fourth program, PoolStattm, has been developed over the past two years using Y2K coding practices. Testing of PoolStattm was carried out against software developed in-house, resulting in demonstrated compliance. Further testing resulted in demonstrated compliance of all data servers, and the need to replace a specified number of personal computers of a specific age and model. Testing was also carried out on internal systems with embedded clocks and calendars, including the telephone PBX systems. The result indicated that the PBX in both headquarters needed replacing. The New York office PBX was replaced on December 18, 1998 and the Princeton office PBX is currently undergoing replacement.

The budget for the Y2K project is $210,000. The 1998 allocation of $75,000 was associated with time and tools associated with the assessment, and the purchase of a replacement accounting system. The 1999 budget of $125,000 is primarily associated with the purchase of new desktop computer systems, the new telephone PBX system for the Company's Princeton office, and the cost of in-house labor for modification of date portions of internal software. While most of the Company's desktop computers were slated for replacement regardless of Y2K concerns, the presence of Y2K compliance problems have accelerated this effort. The budget for the project in the year 2000 is $10,000 and covers additional documentation work and cosmetic work for display of dates as either "2000" or "00" as users request. The Company's expenditures to date have been significantly less than budgeted for hardware, due to industry wide price reductions. Expenditures for labor to date have been less than budgeted as the completion of other projects has pushed back the Y2K remediation timeline. The Company is now fully engaged in remediation efforts and will be on or below budget for the entire project. The original timeframe, developed in August of 1998, has also been revised. Full Y2K compliance is now expected by June 30, 1999.

The Company recognizes that there are additional Y2K factors related to its dependence on other business partners, including customers, suppliers, and service providers. Because our business partners' Y2K projects are beyond the Company's control, it is necessary to determine the level of risk currently posed by these dependencies. The Company developed a questionnaire requesting Y2K project information, which has been sent to over 400 business partners, including approximately 95% of all customers and all key suppliers and service providers. Many of the questionnaires have been returned and are being reviewed.

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

The responses to the questionnaire will help determine the extent to which contingency plans must be made for the Company to continue with uninterrupted business. This contingency plan is being developed to deal with interruptions in the flow of goods, services, and/or funds which could be deemed possible based on the responses to the questionnaires. The contingency plan is expected to be completed by May 31, 1999. Updates to the questionnaire will be requested periodically during the last half of 1999 from companies who have disclosed a high degree of risk, and who could significantly impact the Company's business. At that time, the Company, if necessary, would begin implementation of its contingency plan.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)      Exhibits:

                 Exhibit 99: (1) Press Release dated February 17, 1999
                                 (incorporated by reference to the Company's
                                 Annual Report on Form 10-K for the year ended December 31, 1998).

                             (2) Press Release dated March 23, 1999.

                             (3) Press Release dated May 12, 1999.

        (b)      Reports on Form 8-K:

                 None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INTERPOOL, INC.



Dated:  May 14, 1999                     \s\ Martin Tuchman
                                         -----------------------
                                         Martin Tuchman
                                         Chief Executive Officer



Dated:  May 14, 1999                    \s\ William Geoghan
                                         ---------------------
                                         William Geoghan
                                         Senior Vice President

                                INDEX TO EXHIBITS

                           Filed with Interpool, Inc.
            Report on Form 10-Q for the Quarter Ended March 31, 1999


Exhibit No.

       99: (1) Press Release dated February 17, 1999 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
            (2) Press Release dated March 23, 1999.
            (3) Press Release dated May 12, 1999.

CONTACT:                            Raoul J. Witteveen
                                    (212) 916-3261


FOR IMMEDIATE RELEASE

              INTERPOOL, INC. TO PAY CASH DIVIDEND ON COMMON STOCK

PRINCETON, N.J., March 23, 1999 - Interpool, Inc. (NYSE: IPX) announced today that it will pay a cash dividend of 3.75 cents per share for the first quarter of 1999. The dividend will be payable on April 15, 1999 to shareholders of record on April 1, 1999. The aggregate amount of the dividend is expected to be approximately $1,034,000.00. The amount of the quarterly dividend is based on a 1999 annualized dividend rate of 15 cents per share.

Interpool, originally founded in 1968, is one of the world's leading lessors of cargo containers used in international trade and is the second largest lessor of intermodal container chassis in the United States. Interpool leases its containers and chassis to over 200 customers, including nearly all of the world's 20 largest international container shipping lines.

                                       ###

                            FOR:            INTERPOOL, INC.
FOR IMMEDIATE RELEASE

                            CONTACT:        Raoul J. Witteveen
                                            President, Chief Operating Officer
                                            and Chief Financial Officer
                                            (212) 916-3261

                                            Morgen-Walke Associates
                                            Gordon McCoun, Jennifer Angell
                                            Media contact: Merridith Ingram
                                            (212) 850-5600


         INTERPOOL, INC. REPORTS 1ST QUARTER INCOME PER DILUTED SHARE OF
                   $0.32 AS COMPARED WITH $0.28 FOR PRIOR YEAR

PRINCETON, NJ, MAY 12, 1999 -- Interpool, Inc. (NYSE:IPX) reported today that its 1999 first quarter net income was $9,256,000, or $0.32 per diluted share, as compared with net income of $8,110,000, or $0.28 per diluted share, for the same period in 1998. Revenues during the first quarter of 1999 were $56,571,000, up 32% from $42,832,000 in the first quarter of 1998.

At the end of the first quarter, the company's container fleet was approximately 500,000 TEUs (twenty-foot-equivalent units), with container utilization at 98%, while the chassis fleet has grown to approximately 78,000 units, with chassis utilization at 92%.

Martin Tuchman, Chairman and Chief Executive Officer, commented: "Our first quarter results reflect the Company's focus on the expansion of our intermodal equipment fleet, and our container and chassis leasing businesses are operating at close to full capacity. We continue to place substantial emphasis on our chassis management segment; and while still performing below expectations, we expect to begin to see incremental revenue growth from this business during the second half of 1999."

Mr. Tuchman continued: "We recently completed a securitization facility of $250 million with First Union Capital Markets and BancBoston Robertson Stephens. This type of program not only provides Interpool with a lower cost of capital for its finance lease business and access to an additional source of funding, but also allows for the most efficient use of the Company's equity."

Interpool, originally founded in 1968, is one of the world's leading lessors of cargo containers used in international trade and is the second largest lessor of intermodal container chassis in the United States. Interpool leases its containers and chassis to over 200 customers, including nearly all of the world's 20 largest international container shipping lines.

         This Press Release contains certain forward-looking statements regarding future circumstances. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements, including in particular the risks and uncertainties described in the company's SEC filings. The company undertakes no obligation to publicly release any revisions to these forward- looking statements to reflect events or circumstances after the date hereof.


Note: This press release and other press releases and information can be viewed at the Company's website at www.interpool.com.


                                - TABLE FOLLOWS -

                                 INTERPOOL, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except amounts per share)
                                   (Unaudited)

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         1999                 1998
                                                                         ----                 ----
REVENUES                                                               $56,571              $42,832

LEASE OPERATING AND ADMINISTRATIVE EXPENSES                             18,889               10,919
DEPRECIATION AND AMORTIZATION OF LEASING EQUIPMENT                      12,679                9,727
OTHER (INCOME)/EXPENSE, NET                                                396                 (218)
                                                                       -------              -------

EARNINGS BEFORE INTEREST AND TAXES                                      24,607               22,404
INTEREST EXPENSE, NET                                                   14,851               13,194
                                                                       -------              -------

INCOME BEFORE TAXES                                                      9,756                9,210

PROVISION FOR INCOME TAXES                                                 500                1,100
                                                                       -------              -------

NET INCOME                                                              $9,256               $8,110
                                                                        ======               ======

NET INCOME PER SHARE:
       BASIC                                                             $0.34                $0.29
       DILUTED                                                           $0.32                $0.28

WEIGHTED AVERAGE SHARES OUTSTANDING:
       BASIC                                                            27,566               27,552
       DILUTED                                                          28,853               28,510
