Form 10-Q
period 1999-06-30
INTERPOOL INC
filed 1999-08-13
CIK 898777

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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


As of August 13, 1999, 27,579,952 shares of common stock, $.001 par value were outstanding.


Indicate by check [check mark] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days Yes [check mark] No

                        INTERPOOL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                     Page No.
Part I - Financial Information:

             Introduction to Financial Statements                                                                         3

             Condensed Consolidated Balance Sheets
                  June 30, 1999 and December 31, 1998                                                                     4

             Condensed Consolidated Statements of Income
                  For the Three Months and Six Months ended June 30, 1999 and 1998                                        5

             Condensed Consolidated Statements of Cash Flows
                  For the Six Months ended June 30, 1999 and 1998                                                         6

             Condensed Consolidated Statements of Stockholders' Equity
                  For the Year Ended December 31, 1998 and the Six Months ended June 30, 1999                             7

             Notes to Condensed Consolidated Financial Statements                                                    8 - 11

             Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                                     12 - 15


Part II - Other Information:

             Item 6: Exhibits and Reports on Form 8-K                                                                    16

             Signatures                                                                                                  17

             Exhibits                                                                                                    18

                                       2

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

                        INTERPOOL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                                  June 30,    December 31,
                                                                                                    1999          1998
                                                                                                    ----          ----
     ASSETS                                                                                     (Unaudited)
CASH AND SHORT-TERM INVESTMENTS                                                                   $140,265       $107,226
MARKETABLE SECURITIES                                                                                1,143          5,072
ACCOUNTS AND NOTES RECEIVABLE, less allowance of $8,677 and
   $4,632, respectively                                                                             32,896         32,746
NET INVESTMENT IN DIRECT FINANCING LEASES                                                          101,165        356,369
OTHER RECEIVABLES                                                                                   54,357         56,758
LEASING EQUIPMENT, at cost                                                                         984,094        905,173
   Less - Accumulated depreciation and amortization                                               (195,687)      (169,079)
                                                                                                ----------     ----------
LEASING EQUIPMENT, net                                                                             788,407        736,094
                                                                                                ----------     ----------
OTHER ASSETS                                                                                       116,939         67,969
                                                                                                ----------     ----------
     TOTAL ASSETS                                                                               $1,235,172     $1,362,234
                                                                                                ==========     ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                              $30,238        $50,098
INCOME  TAXES                                                                                       20,007         19,609
DEFERRED INCOME                                                                                        899          1,531
DEBT AND CAPITAL LEASE OBLIGATIONS:
     Due within one year                                                                            84,786         77,776
     Due after one year                                                                            727,288        854,381
                                                                                                ----------     ----------
                                                                                                   812,074        932,157
                                                                                                ----------     ----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES IN SUBSIDIARY
   GRANTOR TRUSTS (holding solely junior Subordinated Deferrable interest debentures of the Company) (75,000 shares 9-7/8% Capital Securities
   Outstanding, liquidation preference $75,000)                                                     75,000         75,000

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES                                                            681            624

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.001 per share; 1,000,000 authorized, none
     issued                                                                                            ---            ---
   Common stock, par value $.001 per share;  100,000,000 shares authorized,
       27,579,952 outstanding at June 30, 1999 and 27,566,452 outstanding at
       December 31, 1998                                                                                28             28
   Additional paid-in capital                                                                      124,184        124,046
   Retained earnings                                                                               172,052        159,138
   Accumulated other comprehensive income                                                                9              3
                                                                                                ----------     ----------
   Total stockholders' equity                                                                      296,273        283,215
                                                                                                ----------     ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $1,235,172     $1,362,234
                                                                                                ==========     ==========

  The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                        INTERPOOL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                         Three Months Ended          Six Months Ended
                                                                              June 30,                   June 30,
                                                                         1999          1998          1999         1998
                                                                         ----          ----          ----         ----
REVENUES                                                                $44,154       $44,506      $100,725      $87,338

COST AND EXPENSES:
   Lease operating and administrative expenses                           11,634        10,451        30,523       21,370
   Depreciation and amortization of leasing equipment                    12,872        10,349        25,551       20,076
   Other (income)/expense, net                                              438         (113)           834        (331)
   Interest expense, net                                                 12,634        12,845        27,485       26,039
                                                                         ------        ------        ------       ------
                                                                         37,578        33,532        84,393       67,154
                                                                         ------        ------        ------       ------

   Income before provision for income taxes                               6,576        10,974        16,332       20,184

   Provision for income taxes                                               850         1,600         1,350        2,700
                                                                            ---         -----         -----        -----

NET INCOME                                                               $5,726        $9,374       $14,982      $17,484
                                                                         ======        ======       =======      =======

Net income per share:
       Basic                                                              $0.21         $0.34         $0.54        $0.63
                                                                          =====         =====         =====        =====
       Diluted                                                            $0.20         $0.33         $0.52        $0.61
                                                                          =====         =====         =====        =====

WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
        Basic                                                            27,575        27,561        27,571       27,556
                                                                         ======        ======        ======       ======
        Diluted                                                          28,621        28,629        28,737       28,569
                                                                         ======        ======        ======       ======

    The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        INTERPOOL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                                     1999          1998
                                                                                                     ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                             $14,982      $17,484
Adjustments to reconcile net income to net cash provided by operating activities --
   Depreciation and amortization                                                                        26,436       20,970
   Loss (gain) on sale of leasing equipment                                                                515         (107)
   Collections on net investment in direct financing leases                                             46,149       60,689
   Income recognized on direct financing leases                                                        (11,146)     (17,806)
   Provision for uncollectible accounts                                                                  5,275        1,020
   Gain on securitized lease receivables                                                                (7,942)         ---
   Changes in assets and liabilities -
     Accounts and notes receivable                                                                      (5,270)      (2,471)
     Other receivables                                                                                   2,401        1,852
     Other assets and non-cash transactions                                                              9,461       (7,794)
     Accounts payable and accrued expenses                                                              (3,013)       1,222
     Income taxes payable                                                                                  389        2,937
     Deferred income                                                                                      (632)        (493)
     Minority interest in equity of subsidiaries                                                            57           25
                                                                                                     ---------     --------
        Net cash provided by operating activities                                                       77,662       77,528
                                                                                                     ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment                                                                       (75,048)     (56,286)
Proceeds from dispositions of leasing equipment                                                          9,241        2,472
Investment in loan receivable                                                                              ---       (5,698)
Investment in direct financing leases                                                                  (26,362)     (49,692)
Investment in and advances to unconsolidated subsidiary                                                 (6,625)     (46,476)
Changes in marketable securities and other investing activities                                          3,953        5,223
Reduction in accrued equipment purchases                                                               (16,856)         ---
                                                                                                     ---------     --------
        Net cash used for investing activities                                                        (111,697)    (150,457)
                                                                                                     ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                                                24,548      121,423
Payment of long-term debt and capital  lease obligations                                               (46,450)     (33,402)
Borrowings of revolving credit lines                                                                    58,056      186,735
Repayment of revolving credit lines                                                                   (156,237)    (201,221)
Proceeds from issuance of common stock                                                                     138          ---
Proceeds from securitized lease receivables                                                            189,087          ---
Dividends paid                                                                                          (2,068)      (2,066)
                                                                                                     ---------     --------
        Net cash provided by financing activities                                                       67,074       71,469
                                                                                                     ---------     --------
        Net increase (decrease) in cash and short-term investments                                      33,039       (1,460)
CASH AND SHORT-TERM INVESTMENTS, beginning of period                                                   107,226       30,402
                                                                                                     ---------     --------
CASH AND SHORT-TERM INVESTMENTS, end of period                                                       $ 140,265     $ 28,942
                                                                                                     =========     ========

    The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        INTERPOOL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE YEAR ENDED DECEMBER 31, 1998 AND SIX MONTHS ENDED JUNE 30, 1999
                        (Dollars and shares in thousands)
                                   (Unaudited)

                                   Preferred Stock     Common Stock                                 Accumulated
                                   ---------------    --------------     Additional                    Other
                                              Par                Par       Paid-in    Retained     Comprehensive      Comprehensive
                                   Shares    Value    Shares    Value      Capital    Earnings        Income             Income
                                   ------    -----    ------    -----      -------    --------        ------             ------
Balance, December 31, 1997               0       $0    27,552      $28     $124,046    $125,657          $715

  Net income                           ---      ---       ---      ---          ---      37,614           ---             37,614

  Other comprehensive loss             ---      ---       ---      ---          ---         ---          (712)              (712)
                                                                                                                         -------

     Comprehensive Income                                                                                                $36,902
                                                                                                                         =======
  Shares issued on exercise of
     Stock option                      ---      ---        37      ---          363         ---           ---

  Shares surrendered in
     Satisfaction of stock option
     Purchase price                    ---      ---       (23)     ---         (363)         ---           ---

  Cash dividends declared:

       Common stock                    ---      ---       ---      ---          ---      (4,133)          ---
                                     -----    -----    ------    -----     --------    --------         -----


Balance, December  31, 1998              0       $0    27,566      $28     $124,046    $159,138            $3

  Net income                                                                             14,982                          $14,982

  Other comprehensive income                                                                                6                  6
                                                                                                                         -------

     Comprehensive Income                                                                                                $14,988
                                                                                                                         =======
  Shares issued on exercise of
     Stock option                                          14                   138

  Cash dividends declared:

       Common stock                                                                      (2,068)

                                     -----    -----    ------    -----     --------    --------         -----
Balance, June 30, 1999                   0       $0    27,580      $28     $124,184    $172,052            $9
                                     =====    =====    ======    =====     ========    ========         =====

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

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

         A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                                                         (in thousands)
                                                                         Three Months Ended          Six Months Ended
                                                                              June 30,                   June 30,
                                                                         1999          1998          1999         1998
                                                                         ----          ----          ----         ----
Average common shares outstanding                                       27,575        27,561        27,571       27,556
Common shares issuable (1)                                               1,046         1,068         1,166        1,013
Average common shares outstanding assuming dilution                     28,621        28,629        28,737       28,569

(1) Issuable under stock option plans.

                (Dollars in thousands, except per share amounts)

D.       Comprehensive income:

         The tax effect of comprehensive income is as follows:

                                                                                    Before-Tax       Tax       Net of Tax
                                                                                      Amount        Effect        Amount
                                                                                    ----------      ------     ----------
Six Months Ended June 30, 1999

Unrealized gains (losses) on securities -
   Unrealized holding gains (losses) arising during period                           $(121)           $ 42        $(79)
   Less:  Reclassification adjustments for gains (losses)
       Realized in net income                                                         (130)             45         (85)
                                                                                     -----            ----        ----
Unrealized gain (loss) on marketable securities                                         $9            $(3)          $6
                                                                                     =====            ====        ====

Six Months Ended June 30, 1998

Unrealized gains (losses) on securities -
   Unrealized holding gains (losses) arising during period                          $1,062           $(318)       $744
   Less:  Reclassification adjustments for gains (losses)
       Realized in net income                                                        1,358            (407)        951
                                                                                    ------           -----       -----
Unrealized gain (loss) on marketable securities                                     $ (296)          $  89       $(207)
                                                                                    ======           =====       =====

Note 2 -- Cash flow information:

         For the six months ended June 30, 1999 and 1998, cash paid for interest was approximately $32,659 and $29,618, respectively. Cash paid for income taxes was approximately $1,863 and $823, respectively.

Note 3 -- Segment and geographic data:

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

Segment Information:

                                                                              Domestic
                                                               Container     Intermodal
                        Six Months ended 1999:                  Leasing      Equipment    Other      Totals
                        ----------------------                 ---------     ----------   -----      ------
         Revenues from external customers                      $51,177       $44,840     $4,708     $100,725
         Lease operating and administrative expenses             9,612        19,524      1,387       30,523
         Depreciation and amortization                          12,724        10,762      2,065       25,551
         Other income/(expense), net                              (984)          180        (30)        (834)
         Interest income                                         2,042         3,420        ---        5,462
         Interest expense                                       12,668        19,510        769       32,947
         Income before taxes and extraordinary item            $17,231      $(1,356)       $457      $16,332
         Net investment in DFL's                               $51,098       $28,196    $21,871     $101,165
         Leasing equipment, net                                384,260       398,962      5,185      788,407
         Equipment purchases                                    48,973        43,337      9,100      101,410
         Total segment assets                                 $569,926      $637,869    $27,377   $1,235,172

                (Dollars in thousands, except per share amounts)

                                                                             Domestic
                                                               Container    Intermodal
                        Six Months ended 1998:                  Leasing      Equipment     Other       Totals
                        ----------------------                 ---------    ----------     -----       ------
         Revenues from external customers                        $44,368       $39,414     $3,556      $87,338
         Lease operating and administrative expenses               4,767        15,592      1,011       21,370
         Depreciation and amortization                            10,093         8,181      1,802       20,076
         Other income/(expense), net                                 (41)          350         22          331
         Interest income                                           2,491         2,553        ---        5,044
         Interest expense                                         15,405        15,050        628       31,083
         Income before taxes and extraordinary item              $16,553        $3,494       $137      $20,184
         Net investment in DFL's                                $323,825       $30,277    $14,398     $368,500
         Leasing equipment, net                                  298,507       338,092      7,810      644,409
         Equipment purchases                                      47,538        47,512     10,928      105,978
         Total segment assets                                   $655,188      $528,081    $23,988   $1,207,257

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

Geographic Information:

                                                            1999          1998
                                                            ----          ----
             REVENUES:
             United States                             $   57,544    $   44,603
             International                                 43,181        42,735
                                                       ----------    ----------
                                                         $100,725       $87,338
                                                       ==========    ==========
             ASSETS:
             United States                                665,246       552,069
             International                                569,926       655,188
                                                       ----------    ----------
                                                       $1,235,172    $1,207,257
                                                       ==========    ==========

Note 4 -- Other contingencies and commitments:

         At June 30, 1999, the Company had outstanding purchase commitments for equipment of approximately $100.0 million.

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

                (Dollars in thousands, except per share amounts)


Note 5 -- Lease securitization program:

         On March 30, 1999, the Company established a securitization facility of $250.0 million. This program provides the Company with a lower cost of capital for its finance lease business and access to an additional source of funding. On March 31, 1999, the Company securitized approximately $235.5 million of lease receivables through utilization of $190.0 million of this facility and recorded a pre-tax gain of $7.9 million which is included in revenues; other costs and associated tax effect brought the net gain to $5.5 million. A portion of the gain has been deferred to record an estimate of the losses under recourse provisions for the lease receivables securitized. The estimate for losses was based on the Company's historical loss experience with such default rate approximating 1.5% of contractual payments.

         Included in other assets at June 30, 1999, is approximately $42.6 million of retained interests in the securitized lease receivables. The fair value of such retained interests were calculated using a fair market discount rate of approximately 11%.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company generates revenues through leasing transportation equipment, primarily intermodal dry freight standard containers and container chassis. Most of the Company's revenues are derived from payments under operating leases and income earned under finance leases, under which the lessee has the right to purchase the equipment at the end of the lease term. For the six months ended June 30, 1999 and 1998 revenues from direct financing leases were $11.1 million (12% of leasing revenues) and $17.8 million (20% of leasing revenues), respectively. For the three months ended June 30, 1999 and 1998 revenues from direct financing leases were $3.1 million (7% of leasing revenues) and $8.8 million (20% of leasing revenues), respectively.


Three Months Ended June 30, 1999 compared to Three Months Ended June 30, 1998

Revenues

         The Company's revenues decreased to $44.2 million for the three months ended June 30, 1999, from $44.5 million in the three months ended June 30, 1998, a decrease of $.3 million or 1%. The decrease was primarily due to a $5.5 million decrease in finance lease revenues as a result of the March 31, 1999 securitization of approximately $235.5 million of lease receivables, partially offset by increased operating lease revenues generated by an expanded container and chassis fleet. Utilization rates of the container and chassis operating lease fleet at June 30, 1999 were 97% and 92% respectively, and at June 30, 1998 were 97% and 96%, respectively.

Lease Operating and Administrative Expenses

         The Company's lease operating and administrative expenses increased to $11.6 million for the three months ended June 30, 1999 from $10.5 million in the three months ended June 30, 1998, an increase of $1.1 million. The increase was primarily due to higher operating and administrative costs resulting from expanded operations generating increased commission, insurance and salary expense.

Depreciation and Amortization of Leasing Equipment

         The Company's depreciation and amortization expenses increased to $12.9 million in the three months ended June 30, 1999 from $10.3 million in the three months ended June 30, 1998, an increase of $2.6 million. The increase was due to an increased fleet size.

Other (Income)/Expense, Net

         The decrease in other (income)/expense, net was due to a decrease in the Company's income from unconsolidated subsidiaries of $.1 million. Additionally, the Company's net loss on sale of leasing equipment increased $.5 million in the three months ended June 30, 1999.

Interest Expense, Net

         The Company's net interest expense decreased to $12.6 million in the three months ended June 30, 1999 from $12.8 million in the three months ended June 30, 1998, a decrease of $.2 million. The decrease in net interest expense was primarily due to reduced borrowing costs resulting in interest expense savings of $.3 million, partially offset by increased borrowings to fund capital expenditures resulting in incremental interest expense of $.1 million.

Provision for Income Taxes

         The Company's provision for income taxes decreased to $.9 million from $1.6 million primarily due to a lower effective tax rate resulting from greater income contribution from the international container division.

Net Income

         As a result of the factors described above, the Company's net income was $5.7 million in the three months ended June 30, 1999 versus net income of $9.4 million in the three months ended June 30, 1998.

Six Months Ended June 30, 1999 compared to Six Months Ended June 30, 1998

Revenues

         The Company's revenues increased to $100.7 million for the six months ended June 30, 1999, from $87.3 million in the six months ended June 30, 1998, an increase of $13.4 million or 15%. The increase was primarily due to increased operating lease revenues generated by an expanded container and chassis fleet, as well as a gain of $7.9 million recognized from the securitization completed during the three months ended March 31, 1999, partially offset by a decrease in finance lease revenues of $5.5 million during the second quarter of 1999 as a result of the above-mentioned securitization.

Lease Operating and Administrative Expenses

         The Company's lease operating and administrative expenses increased to $30.5 million for the six months ended June 30, 1999 from $21.4 million in the six months ended June 30, 1998, an increase of $9.1 million. The increase was primarily due to additional bad debt reserves for specific losses incurred during the three months ended March 31, 1999, as well as higher operating and administrative costs resulting from expanded operations generating increased commission, insurance and salary expense.

Depreciation and Amortization of Leasing Equipment

         The Company's depreciation and amortization expenses increased to $25.6 million in the six months ended June 30, 1999 from $20.1 million in the six months ended June 30, 1998, an increase of $5.5 million. The increase was due to an increased fleet size.

Other (Income)/Expense, Net

         The decrease in other (income)/expense, net was due to a decrease in the Company's income from unconsolidated subsidiaries of $.6 million, which included a $1.0 million write down of an investment in an unconsolidated subsidiary of the Company. Additionally the Company's net loss on sale of leasing equipment increased $.6 million in the six months ended June 30, 1999.

Interest Expense, Net

         The Company's net interest expense increased to $27.5 million in the six months ended June 30, 1999 from $26.0 million in the six months ended June 30, 1998, an increase of $1.5 million. The increase in net interest expense was due to increased interest expense of $1.9, partially offset by increased investment income of $.4 million. The increase in interest expense was primarily due to increased borrowings to fund capital expenditures resulting in incremental interest expense of $2.9 million, partially offset by reduced borrowing costs resulting in interest expense savings of $1.0 million.

Provision for Income Taxes

         The Company's provision for income taxes decreased to $1.4 million from $2.7 million primarily due to a lower effective tax rate resulting from greater income contribution from the international container division.

Net Income

         As a result of the factors described above, the Company's net income was $15.0 million in the six months ended June 30, 1999 versus net income of $17.5 million in the six months ended June 30, 1998.

Liquidity and Capital Resources

         The Company uses funds from various sources to finance the acquisition of equipment for lease to customers. The primary funding sources are cash provided by operations, borrowings, generally from banks, securitization of lease receivables, the issuance of capital lease obligations and the sale of the Company's debt securities. In addition, the Company generates cash from the sale of equipment being retired from the Company's fleet. In general, the Company seeks to meet debt service requirements from the leasing revenue generated by its equipment.

         The Company generated cash flow from operations of $77.7 million and $77.5 million in the first six months of 1999 and 1998, respectively, and net cash provided by financing activities was $67.1 million and $71.5 million for the first six months of 1999 and 1998, respectively. The Company has purchased the following amounts of equipment: $101.4 million for the six months ended June 30, 1999 and $106.0 million for the six months ended June 30, 1998.

         On March 30, 1999, the Company established a securitization facility of $250.0 million. This program provides the Company with a lower cost of capital for its finance lease business and access to an additional source of funding. At June 30, 1999, $190.0 million of this facility was utilized. Subsequent to the securitization, the Company no longer recognizes revenue from the lease receivables that have been securitized.

         The Company has a $215.0 million revolving credit facility with a group of commercial banks; on June 30, 1999, $30.0 million was outstanding. The term of this facility extends until May 31, 2000 (unless the lender elects to renew the facility) at which time a maximum of 10% of the amount then outstanding becomes due, with the remainder becoming payable in equal monthly installments over a five year period. In addition, as of June 30, 1999, the Company had available lines of credit of $71.0 million under various facilities, under which $53.0 million was outstanding. Interest rates under these facilities ranged from 5.4% to 6.2%. At June 30, 1999, the Company had total debt outstanding of $812.1 million. Subsequent to June 30, 1999 the Company has continued to incur and repay debt obligations in connection with financing its equipment leasing activities.

         As of June 30, 1999, commitments for capital expenditures totaled approximately $100.0 million. The Company expects to fund such capital expenditures through some combination of cash flow from the Company's operations, borrowings under its available credit facilities and additional funds raised through the sale of its debt securities in the private and/or public markets.

         The Company is currently exploring the separation of its Microtech and Poolstat businesses into a separate entity under the Microtech name, and a possible spin-off of Microtech to Interpool shareholders. Because a spin-off of Microtech and Poolstat would be subject to various conditions, there can be no assurance it will be completed.

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

         Statement 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election before January 1, 1998). The Company has not yet quantified the impacts of adopting Statement 133 on its financial statements and has not determined the timing or method of our adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

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

The assessment phase of the Y2K project was completed on August 31, 1998. All internal systems, hardware, software, and embedded clocks and calendars were evaluated for Y2K compliance. Software source code for in-house developed systems was analyzed to determine program cognizance of Y2K. The analysis resulted in the need to upgrade or replace three of the Company's four software systems: the fleet management system, the accounting system for accounts payable and general ledger, and the overseas data input program. The fleet management system was upgraded to achieve Y2K compliance on June 30, 1999. The accounting system was replaced with a verified Y2K compliant commercial package on April 1, 1999. The overseas data input program was completed on July 7, 1999. The fourth program, PoolStattm, has been developed over the past two years using Y2K coding practices. Testing of PoolStattm was carried out against software developed in-house, resulting in demonstrated compliance.

Testing resulted in demonstrated compliance of all data servers, however, it also indicated the need to replace a specified number of personal computers of a specific age and model. All non Y2K compliant personal computers were replaced as of May 15, 1999. Testing was also carried out on internal systems with embedded clocks and calendars, including the telephone PBX system. The result also indicated that the PBX in both headquarters needed replacing. The New York office PBX was replaced on December 18, 1998 and the Princeton office PBX was replaced on July 9, 1999.

The budget for the Y2K project is $210,000. The 1998 allocation of $75,000 included time and tools associated with assessment, and the purchase of a replacement accounting system, and a new PBX phone system for the Company's New York office. The 1999 budget of $125,000 was primarily associated with the purchase of new desktop computer systems, a new telephone PBX phone system for the Company's Princeton office, and the cost of in-house labor for modification of date portions of internal software. The budget for the year 2000 is $10,000 and covers additional documentation work and cosmetic work for display of dates as either "2000' or "00" as users request. The Company's expenditures to date have been on target. In addition, many of the hardware purchases covered under the Y2K budget were slated to occur regardless of the Y2K issue.

The Company recognizes that there are additional Y2K factors related to its dependence on other business partners, including customers, suppliers, and service providers. Because our business partners' Y2K projects are beyond the Company's control, it is necessary to determine the level of risk currently posed by these dependencies. The Company developed a questionnaire requesting Y2K project information, which was sent to over 400 business partners, including 100% of all customers and all key suppliers and service providers. To date approximately 40% of suppliers have responded and approximately 25% of customers have responded. The returned questionnaires are being complied. Updated requests and second notices have been sent out.

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

The responses to the questionnaire will help determine the extent to which contingency plans must be made to deal with possible interruptions in the flow of goods, services and/or funds. The contingency planning process requires distribution of an extra set of questionnaires due to the lack of information provided by key suppliers and customers. The contingency plan is in process while awaiting these updated questionnaires. The Company plans to have sufficient funds available that would allow it to continue to operate if customers deviate from their scheduled payment obligations as a result of the Y2K situation. The Company also plans on sending out requests for updated questionnaires during the last half of 1999 to companies who have disclosed a high degree of risk, and who could significantly impact the Company's business. At that time, the Company, if necessary, would being implementation of its contingency plan.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

         On May 26, 1999, the Company's Annual Meeting of Stockholders was held in New York, New York for the purposes of electing three Class III directors for a three year term and to ratify the appointment of Arthur Andersen LLP as the Company's independent accountants for the 1999 fiscal year. Each of the director nominees, Martin Tuchman, Arthur L. Burns and Peter D. Halstead were elected and the appointment of Arthur Andersen LLP was ratified by an affirmative vote of a majority of the common shares of the Company.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)      Exhibits:

                 Exhibit 99:    (1)     Press Release dated May 12, 1999
                                        (incorporated by reference to the
                                        Company's Form 10-Q for the quarter
                                        ended March 31, 1999
                                (2)     Press Release dated May 19, 1999
                                (3)     Press Release dated June 21, 1999
                                (4)     Press Release dated August 9, 1999

        (b)      Reports on Form 8-K:

                 None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 INTERPOOL, INC.



Dated:  August 13, 1999                    \s\Martin Tuchman
                                      --------------------------------
                                             Martin Tuchman
                                             Chief Executive Officer



Dated:  August 13, 1999                    \s\William Geoghan
                                      --------------------------------
                                             William Geoghan
                                             Senior Vice President

                                INDEX TO EXHIBITS

                           Filed with Interpool, Inc.
             Report on Form 10-Q for the Quarter Ended June 30, 1999


Exhibit No.
          99:  (1)     Press Release dated May 12, 1999 (incorporated by
                       reference to the Company's Form 10-Q for the quarter ended March 31, 1999
               (2)     Press Release dated May 19, 1999
               (3)     Press Release dated June 21, 1999
               (4)     Press Release dated August 9, 1999

                               FOR:       INTERPOOL, INC.
FOR IMMEDIATE RELEASE

                               CONTACT:   Raoul J. Witteveen
                                          President, Chief Operating Officer
                                          and Chief Financial Officer
                                          (212) 916-3261

                                          Morgen-Walke Associates
                                          Gordon McCoun, Jennifer Angell
                                          Media contact: Merridith Ingram
                                          (212) 850-5600


INTERPOOL, INC. REPORTS 1ST QUARTER INCOME PER DILUTED SHARE OF
           $0.32 AS COMPARED WITH $0.28 FOR PRIOR YEAR
           -------------------------------------------

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

                                    - MORE -

Interpool  1Q99                     5/12/99                         Page 2


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

         This Press Release contains certain forward-looking statements regarding future circumstances. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements, including in particular the risks and uncertainties described in the company's SEC filings. The company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof.


Note: This press release and other press releases and information can be viewed at the Company's website at www.interpool.com.
                            ------------------


                                - TABLE FOLLOWS -

                           INTERPOOL, INC.
                   CONSOLIDATED STATEMENT OF INCOME
                  (In thousands, except amounts per share)
                             (Unaudited)


                                                              THREE MONTHS
                                                                 ENDED
                                                                MARCH 31,

                                                           1999         1998
                                                           ----         ----
REVENUES                                                  $56,571     $42,832

LEASE OPERATING AND ADMINISTRATIVE EXPENSES                18,889      10,919
DEPRECIATION AND AMORTIZATION OF LEASING EQUIPMENT         12,679       9,727
               OTHER (INCOME)/EXPENSE, NET                    396        (218)
                                                          -------     -------

EARNINGS BEFORE INTEREST AND TAXES                         24,607      22,404
INTEREST EXPENSE, NET                                      14,851      13,194
                                                          -------     -------

INCOME BEFORE TAXES                                         9,756       9,210

PROVISION FOR INCOME TAXES                                    500       1,100
                                                          -------     -------

NET INCOME                                                $ 9,256     $ 8,110
                                                          =======     =======

NET INCOME PER SHARE:
       BASIC                                                $0.34       $0.29
       DILUTED                                              $0.32       $0.28

WEIGHTED AVERAGE SHARES OUTSTANDING:
        BASIC                                              27,566      27,552
        DILUTED                                            28,853      28,510

                              FOR:            INTERPOOL, INC.
FOR IMMEDIATE RELEASE

                              CONTACT:        Raoul J. Witteveen
                                              President, Chief Operating Officer
                                              and Chief Financial Officer
                                              (212) 916-3261

                                              Morgen-Walke Associates
                                              Gordon McCoun, Jennifer Angell
                                              Media contact: Merridith Ingram
                                              (212) 850-5600


                   INTERPOOL HONORED AS PART OF THE INC./CISCO
                     GROWING WITH TECHNOLOGY AWARDS PROGRAM
 Awards Recognize Small and Medium-Size Businesses that are Networked for Growth

Princeton, NJ, May 19, 1999 -- Interpool, Inc. (NYSE:IPX) today announced that it has been honored with the Grand prize in the category of Fully Established companies, as part of the Inc./Cisco Growing with Technology awards program. Sponsored by Cisco Systems, Inc., the worldwide leader in networking for the Internet, in conjunction with Inc., the magazine for growing companies, the 1999 Growing with Technology Awards recognize small and mid-size business that demonstrate the innovative use of networking and the Internet can increase profits, provide the competitive advantage and drive company growth.

Interpool, Inc., an established lessor of freight containers and the chassis used to move these containers, was chosen for its innovative use of computer technology to turn a relatively small company into an extremely profitable business, capable of competing with the so-called giants in the transportation equipment leasing industry.

Interpool will be honored at the Strategy Summit '99: Growing your Company through Technology conference (the week of May 18), in San Francisco, CA, and will be featured in a special section of the June 15 issue of Inc., as well as on Inc. and Cisco's Small/Medium business web sites.

"As we move into the 21st century, Interpool will not be resting on our past accomplishments," said Martin Tuchman, CEO and Chairman of the Board at Interpool, Inc. "We recognize that our prime differentiating factors against our larger counterparts is our use of cutting edge technology. Technology and networking has helped us predict the needs of our customers giving us a competitive advantage."

                                    - MORE -

INTERPOOL HONORED AS PART OF THE INC./CISCO
GROWING WITH TECHNOLOGY AWARDS PROGRAM                                   PAGE 2



"Cisco Systems is proud to recognize Interpool with the grand prize award," said Eugene Lee, Vice President of Marketing for Cisco's Small/Medium line-of-business. "Interpool has demonstrated how networking technology and the Internet have helped them create a winning business through the use of Electronic Data Interchange allowing its customers to securely access Interpool's databases from remote facilities around the world via the Internet."

About the Inc./Cisco Growing with Technology Awards
Interpool, Inc. was chosen by a panel of seven judges that reviewed more than 700 entries to pick 45 finalists in three company categories: Fully Established, Start-Up, and Internet/Virtual. Grand prize winners and two runners-up were chosen in each category. Criteria for selection was based on companies that had:

o Spiked revenues by entering new markets, introducing new products, or reaching new prospects
o Adopted a new business model or reengineered their operations to cut costs or spark growth
o Put new meaning into the terms customer support, customer feedback, supplier relations, or strategic partnership
o  Overcome boundaries of size, time and space
o  Moved from a local or regional market into a national or international market

About Interpool, Inc.
Interpool, originally founded in 1968, is one of the world's leading lessors of cargo containers used in international trade and is the second largest lessor of intermodal container chassis in the United States. Interpool leases its containers and chassis to over 200 customers, including nearly all of the world's 20 largest international container shipping lines.

Note: This press release and other press releases and information can be viewed at the Company's website at www.interpool.com.
                            ------------------

                                      # # #

                                  FOR:        INTERPOOL, INC.
FOR IMMEDIATE RELEASE

                                  CONTACT:    Raoul J. Witteveen
                                              President, Chief Operating Officer
                                              and Chief Financial Officer
                                              (212) 916-3261

                                              Morgen-Walke Associates
                                              Gordon McCoun, Jennifer Angell
                                              Media contact: Merridith Ingram
                                              (212) 850-5600


              INTERPOOL, INC. TO PAY CASH DIVIDEND ON COMMON STOCK


PRINCETON, N.J., June 21, 1999 - Interpool, Inc. (NYSE: IPX) announced today that it will pay a cash dividend of 3.75 cents per share for the second quarter of 1999. The dividend will be payable on July 15, 1999 to shareholders of record on July 1, 1999. The aggregate amount of the dividend is expected to be approximately $1,034,000.00. The amount of the quarterly dividend is based on a 1999 annualized dividend rate of 15 cents per share.

Interpool, originally founded in 1968, is one of the world's leading lessors of cargo containers used in international trade and is the second largest lessor of intermodal container chassis in the United States. Interpool leases its containers and chassis to over 200 customers, including nearly all of the world's 20 largest international container shipping lines.

                                       ###



Note: This press release and other press releases and information can be viewed at the Company's website at www.interpool.com.
                            ------------------

                                 FOR:        INTERPOOL, INC.
FOR IMMEDIATE RELEASE

                                 CONTACT:    Raoul J. Witteveen
                                             President, Chief Operating Officer
                                             and Chief Financial Officer
                                             (212) 916-3261

                                             Morgen-Walke Associates:
                                             Gordon McCoun, Jennifer Angell
                                             Media contacts: Merridith Ingram,
                                             Heather Fox
                                             (212) 850-5600

                 INTERPOOL, INC. REPORTS 2ND QUARTER NET INCOME
        PER DILUTED SHARE OF $0.20 AS COMPARED WITH $0.33 FOR PRIOR YEAR
        ----------------------------------------------------------------

            - Company to Explore Spin-off of Microtech and PoolStat -

PRINCETON, NJ, August 9, 1999 -- Interpool, Inc. (NYSE:IPX) reported today that its 1999 second quarter net income was $5,726,000, or $0.20 per diluted share, as compared with net income of $9,374,000, or $0.33 per diluted share, for the same period in 1998. Revenues during the second quarter of 1999 were $44,154,000, as compared to $44,506,000 in the second quarter of 1998.

For the first six months of 1999, net income was $14,982,000 or $0.52 per diluted share, as compared with net income of $17,484,000, or $0.61 per diluted share, for the same period in 1998. Revenues for the first half of 1999 were $100,725,000, as compared to $87,338,000 in the same period last year.

Results in the recent quarter were negatively affected by the transfer of a significant portion of the Company's finance lease portfolio under the securitization facility in the first quarter of 1999. The sale caused a decline in revenues from finance leases from $9.4 million in the second quarter of 1998 to $3.1 million in the recent quarter, and a decline in pretax income from $5.0 million to $0.9 million for the same periods.

                                    - MORE -

Interpool 2Q99                       8/9/99                             Page 2

Revenues and pretax income from Interpool's operating leases, which include both containers and chassis on long-term lease, rose year over year as a result of increases in the size of the fleets. The Company's container operating lease fleet at the end of the second quarter was approximately 260,000 TEUs (twenty-foot-equivalent units), up from 244,000 TEUs at the beginning of the quarter. The chassis operating lease fleet at June 30th was 75,000, up from 72,000 in the previous quarter. Utilization of the container and chassis fleets in the quarter were 97% and 92%, respectively.

Martin Tuchman, Chairman and Chief Executive Officer, commented: "While it is clear that the securitization of the finance lease portfolio had a large effect on our reported results in the second quarter, we believe the securitization program makes strategic sense for Interpool by enabling the Company to raise substantial funds at favorable rates. With the current tightness of credit available for investment in the container and chassis businesses, we are very optimistic regarding our ability to gain market share using over $400 million in available cash and committed credit resources to acquire additional equipment going into the market at what will be attractive rates of return."

Interpool also announced the Company's intention to explore the separation of its Microtech and Poolstat businesses into a separate entity under the Microtech name, and effect a spin-off of Microtech to Interpool shareholders.

Mr. Tuchman noted: "We believe the separation of Microtech would benefit Interpool shareholders by allowing the Company to concentrate on its very profitable core businesses of containers and chassis. In addition, the spin-off would provide a pure-play vehicle for investors who wish to participate in the tremendous growth opportunities we see in Poolstat's Internet-based business-to-business chassis management operation. Poolstat's programs continue to be well received, and have become instrumental in enabling us to establish new customer relationships for both chassis management as well as our leasing activities. Going forward, we will ensure that the managers of Poolstat are incentivized to continue to drive the growth of Interpool's leasing business. Interpool will continue to have exclusive rights to Poolstat's proprietary software."

Because a spin-off of Microtech and Poolstat would be subject to various conditions, there can be no assurance it will be completed.

Interpool, originally founded in 1968, is one of the world's leading lessors of cargo containers used in international trade and is the second largest lessor of intermodal container chassis in the United States. Interpool leases its containers and chassis to over 200 customers, including nearly all of the world's 20 largest international container shipping lines.

This Press Release contains certain forward-looking statements regarding future circumstances. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements, including in particular the risks and uncertainties described in the company's SEC filings. The company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof.

Note: This press release and other press releases and information can be viewed at the Company's website at www.interpool.com.
                            ------------------

                                - TABLES FOLLOW -

                                 INTERPOOL, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except amounts per share)
                                   (Unaudited)

                                                                      Three Months Ended           Six Months Ended
                                                                            June 30,                    June 30,
                                                                      1999           1998         1999          1998
                                                                      ----           ----         ----          ----
REVENUES                                                            $44,154        $44,506      $100,725       $87,338

COST AND EXPENSES:
     Lease operating and administrative expenses                     11,634         10,451        30,523        21,370
     Depreciation and amortization of leasing equipment              12,872         10,349        25,551        20,076
     Other (income)/expense, net                                        438           (113)          834          (331)
                                                                    -------        -------      --------       -------

     Earnings before interest and taxes                              19,210         23,819        43,817        46,223
     Interest expense, net                                           12,634         12,845        27,485        26,039
                                                                    -------        -------      --------       -------

     Income before taxes                                              6,576         10,974        16,332        20,184
     Provision for income taxes                                         850          1,600         1,350         2,700
                                                                    -------        -------      --------       -------

NET INCOME                                                          $ 5,726        $ 9,374      $ 14,982       $17,484
                                                                    =======        =======      ========       =======

NET INCOME PER SHARE:
     Basic                                                            $0.21          $0.34         $0.54         $0.63
     Diluted                                                          $0.20          $0.33         $0.52         $0.61

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                                           27,575         27,561        27,571        27,556
     Diluted                                                         28,621         28,629        28,737        28,569


CONSOLIDATED BALANCE SHEET

                          (In thousands)                                June 30,            December 31,
                            (Unaudited)                                   1999                 1998
                                                                          ----                 ----
ASSETS
     Cash and short-term investments and marketable securities          $141,408               $112,298
     Accounts and notes receivable, net                                   32,897                 32,746
     Net investment in direct financing leases                           101,165                356,369
     Other receivables, net                                               54,356                 56,758
     Revenue producing equipment, net                                    788,407                736,094
     Other assets                                                        116,939                 67,969
                                                                      ----------             ----------
TOTAL ASSETS                                                          $1,235,172             $1,362,234
                                                                      ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts and notes receivable, net                                  $30,238                $50,098
     Income taxes                                                         20,007                 19,609
     Deferred income                                                         899                  1,531
     Debt and capital lease obligations                                  812,074                932,157
     Capital securities                                                   75,000                 75,000
     Minority interest                                                       681                    624
     Stockholders' equity                                                296,273                283,215
                                                                      ----------             ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $1,235,172             $1,362,234
                                                                      ==========             ==========

                         INTERPOOL, INC.
                  BUSINESS OPERATIONS BREAKDOWN
                          (In thousands)

                                                                                                        PRETAX
                                                                            REVENUES                 PROFIT/(LOSS)
                                                                                                     -------------
                                                                        Three Months Ended         Three Months Ended
                                                                             June 30,                   June 30,
                                                                        1999          1998          1999         1998
                                                                        ----          ----          ----         ----

OPERATING LEASE BUSINESS                                              $38,300       $32,736       $8,972       $7,958

FINANCE LEASE BUSINESS                                                  3,119         9,414          893        4,979

OTHER OPERATIONS                                                        2,600         2,050         (627)        (380)

CORPORATE/INVESTMENT DIVISION                                           3,034         2,400       (2,661)      (1,582)

                                       ###