Form 10-Q
period 1999-09-30
INTERPOOL INC
filed 1999-11-12
CIK 898777

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

Commission file number 1-11862

INTERPOOL, INC.
(Exact name of registrant as specified in the charter)

Delaware	13-3467669
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

211 College Road East, Princeton, New Jersey	08540
(Address of principal executive office)	(Zip Code)

(609) 452-8900
(Registrant’s telephone number including area code)

As of November 12, 1999, 27,579,952 shares of common stock, $.001 par value were outstanding.

Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days Yes X No

INTERPOOL, INC. AND SUBSIDIARIES

INDEX

                                                                          Page No.
Part I - Financial Information:

         Introduction to Financial Statements                                  3

         Condensed Consolidated Balance Sheets
              September 30, 1999 and December 31, 1998                         4

         Condensed Consolidated Statements of Income
              For the Three Months and Nine Months ended
              September 30, 1999 and 1998                                      5

         Condensed Consolidated Statements of Cash Flows
              For the Nine Months ended September 30, 1999 and 1998            6

         Condensed Consolidated Statements of Stockholders’ Equity
              For the Year Ended December 31, 1998 and the Nine Months
              ended September 30, 1999                                         7

         Notes to Condensed Consolidated Financial Statements               8-11

         Management’s Discussion and Analysis of
              Financial Condition and Results of Operations                12-15

Part II - Other Information:

         Item 6: Exhibits and Reports on Form 8-K                             16

         Signatures                                                           17

         Exhibits                                                             18

PART I – FINANCIAL INFORMATION

INTERPOOL, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

        The condensed financial statements of Interpool, Inc. and Subsidiaries (the “Company”) included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. These condensed financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

INTERPOOL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share amounts)
ASSETS	September 30, 1999 (Unaudited)	December 31, 1998

CASH AND SHORT-TERM INVESTMENTS	$ 149,952	$ 107,226
MARKETABLE SECURITIES	1,153	5,072
ACCOUNTS AND NOTES RECEIVABLE, less allowance of $9,695 and
$4,632, respectively	34,504	32,746
NET INVESTMENT IN DIRECT FINANCING LEASES	135,739	356,369
OTHER RECEIVABLES	52,808	56,758
LEASING EQUIPMENT, at cost	1,078,986	905,173
Less – Accumulated depreciation and amortization	(218,495)	(169,079)

LEASING EQUIPMENT, net	860,491	736,094

OTHER ASSETS	112,019	67,969

TOTAL ASSETS	$ 1,346,666	$ 1,362,234

LIABILITIES AND STOCKHOLDERS’ EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$ 48,664	$ 50,098
INCOME TAXES	19,670	19,609
DEFERRED INCOME	820	1,531
DEBT AND CAPITAL LEASE OBLIGATIONS:
Due within one year	92,776	77,776
Due after one year	805,149	854,381

	897,925	932,157

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
SECURITIES IN SUBSIDIARY GRANTOR TRUSTS (holding solely
junior Subordinated Deferrable interest debentures of the Company)
(75,000 shares 9-7/8% Capital Securities Outstanding, liquidation
preference $75,000)	75,000	75,000

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES	967	624

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001 per share; 1,000,000 authorized, none
issued	—	—
Common stock, par value $.001 per share; 100,000,000 shares
authorized, 27,579,952 outstanding at September 30, 1999 and
27,566,452 outstanding at December 31, 1998	28	28
Additional paid-in capital	124,184	124,046
Retained earnings	177,089	159,138
Accumulated other comprehensive income	2,319	3

Total stockholders’ equity	303,620	283,215

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,346,666	$ 1,362,234

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.
INTERPOOL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share amounts) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
REVENUES	$56,939	$ 46,115	$157,664	$ 133,453
COST AND EXPENSES:
Lease operating and administrative expenses	21,403	10,778	51,926	32,148
Depreciation and amortization of leasing equipment	14,513	10,865	40,064	30,941
Other (income)/expense, net	1,139	(214)	1,973	(545)
Interest expense, net	13,163	12,581	40,648	38,620

	50,218	34,010	134,611	101,164

Income before provision for income taxes	6,721	12,105	23,053	32,289
Provision for income taxes	650	2,050	2,000	4,750

NET INCOME	$ 6,071	$ 10,055	$ 21,053	$ 27,539

Net income per share:
Basic	$ 0.22	$ 0.36	$ 0.76	$ 1.00

Diluted	$ 0.22	$ 0.35	$ 0.74	$ 0.96

WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
Basic	27,580	27,566	27,574	27,560

Diluted	27,900	28,584	28,458	28,574

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.
INTERPOOL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
	Nine Months Ended September 30,
	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 21,053	$ 27,539
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	41,404	32,257
Loss on sale of leasing equipment	940	69
Collections on net investment in direct financing leases	65,554	92,347
Income recognized on direct financing leases	(15,888)	(26,115)
Provision for uncollectible accounts	6,014	1,569
Gain on securitized lease receivables	(7,942)	—
Changes in assets and liabilities -
Accounts and notes receivable	(5,251)	(5,422)
Other receivables	3,950	1,886
Other assets and non-cash transactions	10,831	42
Accounts payable and accrued expenses	(8,455)	(3,190)
Income taxes payable	(63)	4,325
Deferred income	(711)	(359)
Minority interest in equity of subsidiaries	343	61

Net cash provided by operating activities	111,779	125,009

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment	(162,452)	(108,291)
Proceeds from dispositions of leasing equipment	10,503	2,574
Investment in loan receivable	—	(5,698)
Investment in direct financing leases	(68,761)	(58,934)
Investment in and advances to subsidiary	(3,500)	(46,452)
Changes in marketable securities and other investing activities	3,914	(6,748)
Changes in accrued equipment purchases	2,661	—
Acquisitions, net of cash acquired	(2,887)	—

Net cash used for investing activities	(220,522)	(223,549)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	50,014	127,010
Payment of long-term debt and capital lease obligations	(37,920)	(56,777)
Borrowings of revolving credit lines	180,543	246,614
Repayment of revolving credit lines	(227,291)	(224,910)
Proceeds from issuance of common stock	138	—
Proceeds from securitized lease receivables	189,087	—
Dividends paid	(3,102)	(3,100)

Net cash provided by financing activities	151,469	88,837

Net increase (decrease) in cash and short-term investments	42,726	(9,703)
CASH AND SHORT-TERM INVESTMENTS, beginning of period	107,226	30,402

CASH AND SHORT-TERM INVESTMENTS, end of period	$ 149,952	$ 20,699

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1998 AND NINE MONTHS ENDED SEPTEMBER 30, 1999
(Dollars and shares in thousands)
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
Balance, December 31, 1997	0	$ 0	27,552	$28	$ 124,046	$ 125,657	$ 715
Net income	—	—	—	—	—	37,614	—	37,614
Other comprehensive loss	—	—	—	—	—	—	(712)	(712)

Comprehensive Income								$ 36,902

Shares issued on exercise of
Stock option	—	—	37	—	363	—	—
Shares surrendered in
Satisfaction of stock option
Purchase price	—	—	(23)	—	(363)	—	—
Cash dividends declared:
Common stock	—	—	—	—	—	(4,133)	—

Balance, December 31, 1998	0	$ 0	27,566	$28	$ 124,046	$ 159,138	$3
Net income						21,053		$21,053
Other comprehensive income							2,316	2,316

Comprehensive Income								$ 23,369

Shares issued on exercise of
Stock option			14		138
Cash dividends declared:
Common stock						(3,102)

Balance, September 30, 1999	0	$ 0	27,580	$28	$ 124,184	$ 177,089	$ 2,319

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 1 — Nature of operations and accounting policies:

A.	Nature of operations:

        The Company and its subsidiaries conduct business principally in a single industry, the leasing of intermodal dry freight standard containers, chassis and other transportation related equipment. Within this single industry, the Company has two reportable segments: container leasing and domestic intermodal equipment. The container leasing segment specializes in the leasing of intermodal dry freight standard containers, while the domestic intermodal equipment segment specializes in the leasing of intermodal container chassis and other equipment, namely freight rail cars and intermodal trailers. The Company leases its containers principally to international container shipping lines located throughout the world. The customers for the Company’s chassis are a large number of domestic companies, many of which are domestic subsidiaries or branches of international shipping lines. Equipment is purchased directly or acquired through conditional sales contracts and lease agreements, many of which qualify as capital leases.

        The Company’s accounting records are maintained in United States dollars and the consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States.

B.	Basis of consolidation:

The consolidated financial statements include the accounts of the Company and subsidiaries more than 50% owned. All significant intercompany transactions have been eliminated.

C.	Net income per share:

        Basic net income per share is computed by deducting preferred dividends from net income to arrive at income attributable to common stockholders. This amount is then divided by the weighted average number of shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options have been added to the weighted shares outstanding in the diluted earnings per share computation.

        A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Average common shares outstanding	27,580	27,566	27,574	27,560
Common shares issuable (1)	320	1,018	884	1,014
Average common shares outstanding assuming dilution	27,900	28,584	28,458	28,574

(1)	Issuable under stock option plans.

(Dollars in thousands, except per share amounts)
D.	Comprehensive income:

The tax effect of comprehensive income is as follows:
Nine Months Ended September 30, 1999	Before-Tax Amount	Tax Effect	Net of Tax Amount
Unrealized gains (losses) on securities -
Unrealized holding gains (losses) arising during period	$ 2,431	$(115)	$ 2,316
Less: Reclassification adjustments for gains (losses)
Realized in net income	—	—	—

Unrealized gain (loss) on securities	$ 2,431	$(115)	$ 2,316

Nine Months Ended September 30, 1998
Unrealized gains (losses) on securities -
Unrealized holding gains (losses) arising during period	$ (415)	$ 124	$ (291)
Less: Reclassification adjustments for gains (losses)
Realized in net income	306	(92)	214

Unrealized gain (loss) on securities	$ (721)	$ 216	$ (505)

Note 2 — Cash flow information:

        For the nine months ended September 30, 1999 and 1998, cash paid for interest was approximately $56,561 and $53,083, respectively. Cash paid for income taxes was approximately $3,062 and $1,933, respectively.

Note 3 — Segment and geographic data:

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

        The accounting policies of the segments are the same as those described in Note 1. The Company evaluates performance based on profit or loss from operations before income taxes and extraordinary items. The Company’s reportable segments are strategic business units that offer different products and services.

Segment Information:

Nine Months ended 1999:	Container Leasing	Domestic Intermodal Equipment	Other	Totals
Revenues from external customers	$72,099	$68,573	$16,992	$157,664
Lease operating and administrative expenses	12,473	29,120	10,333	51,926
Depreciation and amortization	19,413	16,539	4,112	40,064
Other income/(expense), net	(1,589)	(487)	103	(1,973)
Interest income	3,430	4,893	—	8,323
Interest expense	18,227	29,391	1,353	48,971
Income before taxes and extraordinary item	$23,827	$(2,071)	$1,297	$23,053
Net investment in DFL’s	$79,421	$37,538	$18,780	$135,739
Leasing equipment, net	419,055	434,196	7,240	860,491
Equipment purchases	125,701	87,641	17,871	231,213
Total segment assets	$644,571	$666,920	$35,175	$1,346,666
(Dollars in thousands, except per share amounts)
Nine Months ended 1998:	Container Leasing	Domestic Intermodal Equipment	Other	Totals
Revenues from external customers	$67,354	$60,417	$5,682	$133,453
Lease operating and administrative expenses	7,122	23,510	1,516	32,148
Depreciation and amortization	15,354	12,736	2,851	30,941
Other income/(expense), net	(320)	909	(44)	545
Interest income	2,976	5,616	—	8,592
Interest expense	22,235	23,967	1,010	47,212
Income before taxes and extraordinary item	$25,299	$6,729	$261	$32,289
Net investment in DFL’s	$305,334	$30,535	$18,454	$354,323
Leasing equipment, net	317,590	360,343	7,820	685,753
Equipment purchases	84,280	65,083	17,862	167,225
Total segment assets	$661,275	$543,092	$26,860	$1,231,227

The Company’s shipping line customers utilize international containers in world trade over many varied and changing trade routes. In addition, most large shipping lines have many offices in various countries involved in container operations. The Company’s revenue from international containers is earned while the containers are used in service carrying cargo around the world, while certain other equipment is utilized in the United States. Accordingly, the information about the business of the Company by geographic area is derived from either international sources or from United States sources. Such presentation is consistent with industry practice.

Geographic Information:

	1999	1998
REVENUES:
United States	$93,576	$68,028
International	64,088	65,425

	$157,664	$133,453

ASSETS:
United States	$702,095	$569,952
International	644,571	661,275

	$1,346,666	$1,231,227

Note 4 — Other contingencies and commitments:

        At September 30, 1999, the Company had outstanding purchase commitments for equipment of approximately $97.0 million.

        Under certain of the Company’s leasing agreements, the Company, as lessee, may be obligated to indemnify the lessor for loss, recapture or disallowance of certain tax benefits arising from the lessor’s ownership of the equipment.

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

(Dollars in thousands, except per share amounts)

Note 5 — Lease securitization program:

        On March 30, 1999, the Company established a securitization facility of $250.0 million. This program provides the Company with a lower cost of capital for its finance lease business and access to an additional source of funding. On March 31, 1999, the Company securitized approximately $235.5 million of lease receivables through utilization of $190.0 million of this facility and recorded a pre-tax gain of $7.9 million which is included in revenues; other costs and associated tax effect brought the net gain to $5.5 million. A portion of the gain has been deferred to record an estimate of the losses under recourse provisions for the lease receivables securitized. The estimate for losses was based on the Company’s historical loss experience with such default rate approximating 1.5% of contractual payments.

        Included in other assets at September 30, 1999, is approximately $36.3 million of retained interests in the securitized lease receivables. The retained interest is classified as an available for sale equity security and includes a $2.4 million unrealized gain which is included as a component of other comprehensive income, net of $.1 million for taxes. The fair value of such retained interests were calculated using a fair market discount rate of approximately 11%.

Note 6 — Acquisition of Personal Computer Rentals, Inc.

        In May 1999, the Company’s Microtech subsidiary acquired at 51% interest in Personal Computer Rentals Inc. (PCR), a nationwide lessor of computers and related equipment. The Company also advanced PCR subordinated debt. The Company’s investment in and advances to PCR totaled $6.7 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The Company generates revenues through leasing transportation equipment, primarily intermodal dry freight standard containers and container chassis. Most of the Company’s revenues are derived from payments under operating leases and income earned under finance leases, under which the lessee has the right to purchase the equipment at the end of the lease term. In May 1999, the Company’s Microtech subsidiary acquired a 51% interest in Personal Computer Rentals Inc. (PCR), a nationwide lessor of computers and related equipment. As of June 30, 1999, the Company was exploring the separation and spin-off of its Microtech and Poolstat businesses, thus the results for PCR were not included in the June 30, 1999 Form 10-Q. The Company has terminated its efforts to explore the separation and spin-off of its Microtech and Poolstat businesses due to the inability to secure a tax-free determination of the transaction, thus the results for PCR have been included in the consolidated financial statements of the Company as of September 30, 1999. For the nine months ended September 30, 1999 and 1998 revenues from direct financing leases were $15.9 million (11% of leasing revenues) and $26.1 million (20% of leasing revenues), respectively. For the three months ended September 30, 1999 and 1998 revenues from direct financing leases were $4.7 million (8% of leasing revenues) and $8.3 million (18% of leasing revenues), respectively.

Three Months Ended September 30, 1999 compared to Three Months Ended September 30, 1998

Revenues

        The Company’s revenues increased to $56.9 million for the three months ended September 30, 1999, from $46.1 million in the three months ended September 30, 1998, an increase of $10.8 million or 23%. The increase was primarily due to a $9.8 million increase in leasing revenues as a result of the acquisition of PCR, as well as increased operating lease revenues generated by an expanded container and chassis fleet, partially offset by a decrease in finance lease revenues of $4.6 million as a result of the March 31, 1999 securitization of approximately $235.5 million of lease receivables. Utilization rates of the container and chassis operating lease fleet at September 30, 1999 were 98% and 93%, respectively, and at September 30, 1998 were 98% and 96%, respectively.

Lease Operating and Administrative Expenses

        The Company’s lease operating and administrative expenses increased to $21.4 million for the three months ended September 30, 1999 from $10.8 million in the three months ended September 30, 1998, an increase of $10.6 million. The increase was primarily due to $8.3 million of lease operating and administrative expenses as a result of the acquisition of PCR, as well as higher operating and administrative costs resulting from expanded operations generating increased commission, maintenance and repairs, insurance and salary expense.

Depreciation and Amortization of Leasing Equipment

        The Company’s depreciation and amortization expenses increased to $14.5 million in the three months ended September 30, 1999 from $10.9 million in the three months ended September 30, 1998, an increase of $3.6 million. The increase was due to an increased fleet size, as well as $1.1 million of depreciation and amortization as a result of the acquisition of PCR.

Other (Income)/Expense, Net

        The decrease in other (income)/expense, net was due to a decrease in the Company’s income from unconsolidated subsidiaries of $1.0 million. Additionally, the Company’s net loss on sale of leasing equipment increased $.2 million in the three months ended September 30, 1999. The Company also amortized $.1 million of goodwill associated with the PCR acquisition.

Interest Expense, Net

        The Company’s net interest expense increase to $13.2 million in the three months ended September 30, 1999 from $12.6 million in the three months ended September 30, 1998, an increase of $.6 million. The increase in net interest expense was due to decreased investment income of $.7 million, partially offset by reduced interest expenses of $.1 million. The decrease in net interest expense was primarily due to reduced borrowing costs resulting in interest expense savings of $.4 million, partially offset by increased borrowings to fund capital expenditures resulting in incremental interest expense of $.3 million.

Provision for Income Taxes

        The Company’s provision for income taxes decreased to $.7 million from $2.1 million primarily due to a lower effective tax rate resulting from greater income contribution from the international container division.

Net Income

        As a result of the factors described above, the Company’s net income was $6.1 million in the three months ended September 30, 1999 versus net income of $10.0 million in the three months ended September 30, 1998.

Nine Months Ended September 30, 1999 compared to Nine Months Ended September 30, 1998

Revenues

        The Company’s revenues increased to $157.7 million for the nine months ended September 30, 1999, from $133.4 million in the nine months ended September 30, 1998, an increase of $24.3 million or 18%. The increase was primarily due to increased operating lease revenues generated by an expanded container and chassis fleet, $9.8 million in leasing revenues as a result of the acquisition of PCR, as well as a gain of $7.9 million recognized from the securitization completed during the three months ended March 31, 1999, partially offset by a decrease in finance lease revenues of $10.1 million as a result of the above-mentioned securitization.

Lease Operating and Administrative Expenses

        The Company’s lease operating and administrative expenses increased to $51.9 million for the nine months ended September 30, 1999 from $32.1 million in the nine months ended September 30, 1998, an increase of $19.8 million. The increase was primarily due to additional bad debt reserves for specific losses incurred during the three months ended March 31, 1999, $8.3 million of lease operating and administrative expenses as a result of the acquisition of PCR, as well as higher operating and administrative costs resulting from expanded operations generating increased commission, maintenance and repairs, insurance and salary expense.

Depreciation and Amortization of Leasing Equipment

        The Company’s depreciation and amortization expenses increased to $40.1 million in the nine months ended September 30, 1999 from $30.9 million in the nine months ended September 30, 1998, an increase of $9.2 million. The increase was due to an increased fleet size, as well as $1.1 million of depreciation and amortization as a result of the acquisition of PCR.

Other (Income)/Expense, Net

        The decrease in other (income)/expense, net was due to a decrease in the Company’s income from unconsolidated subsidiaries of $1.6 million. Additionally the Company’s net loss on sale of leasing equipment increased $.9 million in the nine months ended September 30, 1999.

Interest Expense, Net

        The Company’s net interest expense increased to $40.6 million in the nine months ended September 30, 1999 from $38.6 million in the nine months ended September 30, 1998, an increase of $2.0 million. The increase in net interest expense was due to increased interest expense of $1.7 million, as well as reduced investment income of $.3 million. The increase in interest expense was primarily due to increased borrowings to fund capital expenditures resulting in incremental interest expense of $3.4 million, partially offset by reduced borrowing costs resulting in interest expense savings of $1.7 million.

Provision for Income Taxes

        The Company’s provision for income taxes decreased to $2.0 million from $4.8 million primarily due to a lower effective tax rate resulting from greater income contribution from the international container division.

Net Income

        As a result of the factors described above, the Company’s net income was $21.1 million in the nine months ended September 30, 1999 versus net income of $27.5 million in the nine months ended September 30, 1998.

Liquidity and Capital Resources

        The Company uses funds from various sources to finance the acquisition of equipment for lease to customers. The primary funding sources are cash provided by operations, borrowings, generally from banks, securitization of lease receivables, the issuance of capital lease obligations and the sale of the Company’s debt securities. In addition, the Company generates cash from the sale of equipment being retired from the Company’s fleet. In general, the Company seeks to meet debt service requirements from the leasing revenue generated by its equipment.

        The Company generated cash flow from operations of $111.8 million and $125.0 million in the first nine months of 1999 and 1998, respectively, and net cash provided by financing activities was $151.4 million and $88.8 million for the first nine months of 1999 and 1998, respectively. The Company has purchased the following amounts of equipment: $231.2 million for the nine months ended September 30, 1999 and $167.2 million for the nine months ended September 30, 1998.

        On March 30, 1999, the Company established a securitization facility of $250.0 million. This program provides the Company with a lower cost of capital for its finance lease business and access to an additional source of funding. At September 30, 1999, $180.8 million of this facility was utilized. Subsequent to the securitization, the Company no longer recognizes revenue from the lease receivables that have been securitized.

        The Company has a $215.0 million revolving credit facility with a group of commercial banks; on September 30, 1999, $110.0 million was outstanding. The term of this facility extends until May 31, 2000 (unless the lender elects to renew the facility) at which time a maximum of 10% of the amount then outstanding becomes due, with the remainder becoming payable in equal monthly installments over a five year period. In addition, as of September 30, 1999, the Company had available lines of credit of $71.0 million under various facilities, under which $38.5 million was outstanding. Interest rates under these facilities ranged from 5.9% to 6.2%. At September 30, 1999, the Company had total debt outstanding of $897.9 million. Subsequent to September 30, 1999 the Company has continued to incur and repay debt obligations in connection with financing its equipment leasing activities.

        As of September 30, 1999, commitments for capital expenditures totaled approximately $97.0 million. The Company expects to fund such capital expenditures through some combination of cash flow from the Company’s operations, borrowings under its available credit facilities and additional funds raised through the sale of its debt securities in the private and/or public markets.

        The Company believes that cash generated by continuing operations, together with existing short-term credit facilities, the issuance of debt securities in the appropriate markets and the portion of the proceeds remaining from recent debt security sales will be sufficient to finance the Company’s working capital needs for its existing business, planned capital expenditures, investments and expected debt repayments over the next twelve months. The Company anticipates that long-term financing will continue to be available for the purchase of equipment to expand its business in the future. In addition, from time to time, the Company explores new sources of capital both at the parent and subsidiary levels.

        In September 1999, the Company made a proposal to negotiate acquiring The Cronos Group, (Cronos) a container lessor, through an affiliate Container Applications International, Inc. pursuant to which each shareholder of Cronos would receive $5.00 per share in cash. The Cronos Group Board of Directors rejected the proposal to negotiate and subsequently instituted a Shareholder Rights Plan. Under the plan, the Rights will be exercisable only if triggered by a person’s or group’s acquisition of 20% or more of Cronos Common Stock. If triggered, each Right, other than Rights held by the acquiring person or group, would entitle its holder to purchase a specified number of the Company’s common shares for 50% of their market value at that time.

        As previously announced, the Company has authorized the repurchase up to 1,000,000 shares of its common stock. The shares will be purchased from time to time through open market purchases or privately negotiated transactions.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gain and losses to offset related results on the hedge item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

        Statement 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company’s election before January 1, 1998). The Company has not yet quantified the impacts of adopting Statement 133 on its financial statements and has not determined the timing or method of our adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

Year 2000

The Company has undertaken a program to address the issues associated with the onset of the calendar year 2000 (“Y2K”). During 1998, a working group comprised of senior management and members from potentially affected departments formed to determine the full scope and related costs of Y2K issues to insure that the Company’s systems continue to meet its internal needs and those of its customers. The Y2K Working Group meets periodically and reports its findings and plans to the Company’s Board of Directors.

The assessment phase of the Y2K project was completed on August 31, 1998. All internal systems, hardware, software, and embedded clocks and calendars were evaluated for Y2K compliance. Software source code for in-house developed systems was analyzed to determine program cognizance of Y2K. The analysis resulted in the need to upgrade or replace three of the Company’s four software systems: the fleet management system, the accounting system for accounts payable and general ledger, and the overseas data input program. The fleet management system was upgraded to achieve Y2K compliance on June 30, 1999. The accounting system was replaced with a verified Y2K compliant commercial package on April 1, 1999. The overseas data input program was completed on July 7, 1999. The fourth program, PoolStattm, has been developed over the past two years using Y2K coding practices. Testing of PoolStattm was carried out against software developed in-house, resulting in demonstrated compliance.

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

The budget for the Y2K project is $210,000. The 1998 allocation of $75,000 included time and tools associated with assessment, and the purchase of a replacement accounting system, and a new PBX phone system for the Company’s New York office. The 1999 budget of $125,000 was primarily associated with the purchase of new desktop computer systems, a new telephone PBX phone system for the Company’s Princeton office, and the cost of in-house labor for modification of date portions of internal software. The budget for the year 2000 is $10,000 and covers additional documentation work and cosmetic work for display of dates as either “2000’ or “00” as users request. The Company’s expenditures to date have been on target. In addition, many of the hardware purchases covered under the Y2K budget were slated to occur regardless of the Y2K issue.

The Company recognizes that there are additional Y2K factors related to its dependence on other business partners, including customers, suppliers, and service providers. Because our business partners’ Y2K projects are beyond the Company’s control, it is necessary to determine the level of risk currently posed by these dependencies. The Company developed a questionnaire requesting Y2K project information, which was sent to over 400 business partners, including 100% of all customers and all key suppliers and service providers. To date approximately 40% of suppliers have responded and approximately 25% of customers have responded. The returned questionnaires are being complied. Updated requests and second notices have been sent out.

Potential risk from Y2K failures by outside companies can be categorized by type of business partner. Risk from customer failure is two fold: potential inability to pay invoices in a timely manner, and potential loss of effective tracking of the Company’s assets on lease and in their possession. There is some concern that Asian headquartered shipping lines have been focussing on the effects of the “Asian crisis” and therefore may not be giving the Y2K problem sufficient attention. The Y2K Working Group will be paying special attention to the questionnaire responses from this customer segment. Key suppliers are those which would require significant effort to replace if the flow of goods were affected. Particular companies of concern are manufacturers and re-manufacturers of chassis, and manufacturers of containers. Two container manufacturers account for over 40% of new container purchases. Alternate sources will be examined as part of a contingency plan. Service providers of primary concern are banks and financial institutions with which the Company has lines of credit.

The Company plans to have sufficient funds available that would allow it to continue to operate if customers deviate from their scheduled payment obligations as a result of the Y2K situation. At that time, the Company, if necessary, would being implementation of its contingency plan.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 99:	(1)	Press Release dated August 9, 1999 (incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1999)

(2)	Press Release dated September 22, 1999

(3)	Press Release dated September 23, 1999

(4)	Press Release dated November 9, 1999

(b)	Reports on Form 8-K:

None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERPOOL, INC.

Dated: November 12, 1999	/s/ Martin Tuchman
Martin Tuchman Chief Executive Officer

Dated: November 12, 1999	/s/ William Geoghan
William Geoghan Senior Vice President

INDEX TO EXHIBITS

Filed with Interpool, Inc. Report on Form 10-Q for the Quarter Ended September 30, 1999

Exhibit No.

99:	(1)	Press Release dated August 9, 1999 (incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1999)

(2)	Press Release dated September 22, 1999

(3)	Press Release dated September 23, 1999

(4)	Press Release dated November 9, 1999