Form 10-K
period 1999-12-31
INTERPOOL INC
filed 2000-03-30
CIK 898777

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------
                                    FORM 10-K
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
            | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
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

                                 --------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   Name of Each Exchange
     Title of Each Class                            on which Registered
     -------------------                           ---------------------
COMMON STOCK, PAR VALUE $.001                     NEW YORK STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                                 --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $58,056,399 as of March 20, 2000.

At March 20, 2000, there were 27,421,452 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2000 are incorporated by reference into Part III of the Form 10-K.

                                 INTERPOOL, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS


Item                                                                                                      Page

                                                   PART I
 1.  Business...........................................................................................    3

 2.  Properties.........................................................................................    9

 3.  Legal Proceedings..................................................................................    9

 4.  Submission of Matters to a Vote of Security Holders................................................    9

                                                   PART II

 5.  Market for the Registrant's Common Equity and Related Shareholder Matters..........................   10

 6.  Selected Financial Data............................................................................   10

 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............   12

 7A. Quantitative and Qualitative Disclosures about Market Risk.........................................   19

 8.  Financial Statements and Supplementary Data........................................................   20

 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............   40

                                                  PART III

10.  Directors and Executive Officers of the Registrant.................................................   41

11.  Executive Compensation.............................................................................   41

12.  Security Ownership of Certain Beneficial Owners and Management.....................................   41

13.  Certain Relationships and Related Transactions.....................................................   41

                                                   PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................   42

     Signatures.........................................................................................   47

                                     PART I

ITEM 1.  BUSINESS

Interpool, Inc. (the "Company" or "Interpool") is one of the world's leading lessors of intermodal dry freight standard containers and believes that it is the largest lessor of intermodal container chassis in the United States. At December 31, 1999, the Company's container fleet totaled approximately 575,000 twenty foot equivalent units ("TEUs"), the industry standard measure of dimension for containers used in international trade, and its chassis fleet totaled approximately 90,000 chassis. The Company leases its containers and chassis to over 200 customers, including nearly all of the world's 20 largest international container shipping lines.

The efficiencies and cost savings inherent in intermodal transportation of containerized cargo have facilitated the dramatic growth of international trade. Intermodal transportation permits movement of cargo in a standard steel container by means of a combination of ship, rail and truck without unpacking and repacking of the contents during transit. The Company believes the world's dry freight standard container fleet has grown from fewer than .4 million TEUs in 1970 to approximately 11.0 million TEUs by mid-1999. During the twelve-month period ending in mid-1999 the Company estimates that approximately 1.3 million TEUs were produced, of which .4 million have been estimated to be replacements of older containers. Concurrently with this growth of the world's container fleet, the domestic chassis fleet has grown to accommodate the increased container traffic. Leasing companies have played a significant role in the growth of intermodal transportation, supplying approximately half of the world's container and chassis requirements.

The Company focuses on leasing dry freight standard containers and container chassis on a long-term basis in order to achieve high utilization of its equipment and stable and predictable earnings. From 1991 through 1994, the combined utilization rate of the Company's container and chassis fleets averaged at least 90%. At the end of 1995 and 1996 the combined utilization rate of the Company's container and chassis fleets was approximately 97% and at December 31, 1997, 1998 and 1999 such rate was approximately 98%. A substantial portion of the Company's newly acquired equipment is leased on a long-term basis and, at December 31, 1999, approximately 88% of its total equipment fleet was leased on this basis. The remainder of the Company's equipment is leased under short-term agreements to satisfy customers' peak or seasonal requirements, generally at higher rates than under long-term leases. The Company concentrates on standard dry cargo containers and chassis because such equipment may be more readily remarketed upon expiration of a lease than specialized equipment. In financing its equipment acquisitions, Interpool generally seeks to meet debt service requirements from the leasing revenue generated by its equipment.

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

From time to time the Company considers possible acquisitions of complementary businesses and asset portfolios. In May 1999, the Company's Microtech subsidiary acquired a 51% interest in Personal Computer Rentals, Inc. (PCR), a nationwide lessor of computers and related equipment. The Company also provided financing to PCR. In April 1998, the Company established a strategic alliance with another container leasing company whose business complements that of the Company through the acquisition of a 50% interest in Container Applications International, Inc.
(CAI), whose business is primarily in the short term master lease market. The Company also provided CAI with financing to repay debt.

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

Because of these benefits, container shipping lines generally obtain a significant portion of their container fleets from leasing companies, either on short-term or long-term leases. Short-term leases provide a considerable degree of operational flexibility in allowing a customer to pick up and drop off containers at various locations worldwide at any time. However, customers pay for this flexibility in the form of substantially higher lease rates for short-term leases and drop-off charges for the privilege of returning equipment to certain locations. Most short-term leases are "master leases," under which a customer reserves the right to lease a certain number of containers as needed under a general agreement between the lessor and the lessee. Long-term leases provide the lessee with advantageous pricing structures, but usually contain an early termination provision allowing the lessee to return equipment prior to expiration of the lease only upon payment of an early termination fee. Since 1991, the Company has experienced minimal early returns under its long-term leases, primarily because of the penalties involved and because customers must return all containers covered by the particular long-term lease being terminated, generally totaling several hundred units, and bear substantial costs related to their repositioning and repair. Frequently, a lessee will retain long-term leased equipment well beyond the initial lease term. In these cases, long-term leases will be renewed at the then prevailing market rate, either for additional one-year periods or as part of a short-term agreement. In some cases, the customer has the right to purchase the equipment at the end of a long-term lease. The Company's long-term leases generally have five to eight year terms.

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

Trac Lease, with a fleet of approximately 90,000 chassis, believes it is now the largest chassis lessor in the United States. The Company's chassis leasing strategy includes an emphasis on long-term leasing of new or re-manufactured chassis which allows the Company to offer equipment packages to its customers at the most attractive cost to the Company.

In order to re-deploy chassis that are coming off long-term leases, the Company operates "chassis pools" for most of the major port authorities and terminal operators on the Eastern seaboard and the Gulf coast. A chassis pool is an inventory of chassis available for short-term leasing to customers of the port or terminal. The principal ports in the United States where the Company supplies chassis pools are Boston, Baltimore, Norfolk, Charleston, Savannah, New Orleans and Houston.

Like most leasing companies, the Company depends on high utilization of its equipment in order to run its operations profitably. Because the Company has most of its container and chassis fleets under long-term leases, the Company believes that it has generally experienced better utilization in periods of weak demand than other leasing companies having a smaller proportion of their fleets under long-term leases. From 1991 through 1994, the annual utilization of the Company's container fleet and Trac Lease's chassis fleet has averaged at least 90%. At the end of 1995 and 1996, the combined utilization rate of the Company's container and chassis fleets was approximately 97%, and at December 31, 1997, 1998 and 1999, such rate was approximately 98%.

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

Sources of Supply

Because of the rising demand for containers and the availability of relatively inexpensive labor in the Pacific Rim, approximately 80% of world container production now occurs in China. Containers are also produced in other countries, such as South Korea, India, Indonesia, Malaysia, Taiwan, Turkey, South Africa, and, to a lesser extent, in other parts of the world. Most chassis used in the United States are manufactured domestically due to the high cost of transportation to the United States of chassis manufactured abroad. Manufacturers of chassis frequently produce over-the-road trailers as well, and can convert some production capability to chassis as needed.

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

Depots

The Company, through its affiliate CAI, operates in all the major depots throughout the world. Depots are facilities owned by third parties at which containers and other items of transportation equipment are stored, maintained and repaired. The Company retains independent agents at these depots to handle and inspect equipment delivered to or returned by lessees, to store equipment that is not leased and to handle maintenance and repairs of containers and chassis. Some agents are paid a fixed monthly retainer to defray recurring operating expenses and some are guaranteed a minimum level of commission income. In addition, the Company generally reimburses its agents for incidental expenses.

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

Marketing and Customers

The Company leases its containers and chassis to over 200 shipping and transportation companies throughout the world, including nearly all of the world's 20 largest international container shipping lines. With a network of offices and agents covering major ports in the United States, Europe and the Far East, the Company has been able to supply containers in nearly all locations requested by its customers. In 1999, the Company's top 25 customers represented approximately 67% of its consolidated revenues, with no single customer accounting for more than 7%.

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

Other Business Operations

In addition to its container and chassis leasing operations through Interpool Limited and Trac Lease, the Company also receives revenues from other activities. The Company leases approximately 500 freight rail cars to railroad companies through its Chicago based Railpool division. Microtech Leasing Corporation, a 75.5% owned subsidiary of the Company, leases microcomputers and related equipment as does PCR, a 51% owned subsidiary. The Company also leases intermodal trailers which are designed to be carried on rail flatcars and pulled by tractor over the highway. The Company received, in the aggregate, approximately 17% of its consolidated revenues for the year ended December 31, 1999 from these other business operations. These operations have been consistently profitable since the Company's formation.

PoolStat Chassis Pool Management

Trac Lease has developed a new business service, which allows for cooperative management of chassis among competing shipping lines. Under this program, shipping lines can "pool" their chassis at common locations such as marine terminals and railroad depots. The PoolStat software compiles data from each location and reports on levels of chassis contribution as compared to levels of chassis usage by each shipping line in the cooperative pool. The benefit of this program to the shipping lines is a lower overall inventory requirement at each location. In addition, centralized maintenance and repair improves service levels to customers and the trucking community. The benefits to Trac Lease are the management fee, and the closer relationship forged with the same shipping lines, which lease chassis from Trac Lease on both a long and short-term basis. A number of leasing and other companies have been vying to provide cooperative pool services to the shipping community, and Trac Lease has been successful at winning a number of the contracts awarded to date. PoolStat now has approximately 80,000 chassis under contract and is actively looking to increase its level of business.

Employees

As of December 31, 1999 the Company had approximately 360 employees, approximately 340 of whom are based in the United States. Included in the total employee count are approximately 220 employees of PCR. None of the Company's employees is covered by a collective bargaining agreement. The Company believes its relations with its employees are good.

ITEM 2. PROPERTIES

On July 22, 1998, the Company purchased approximately 18,000 square feet of condominium office space located on the 27th floor at 633 Third Avenue, New York, NY 10017 and relocated the Company's New York office to this new location during the fourth quarter of 1998. All the Company's' other commercial office space, aggregating approximately 35,000 square feet, is leased. The Company's executive offices are located at 211 College Road East, Princeton, New Jersey. The Company also leases office facilities in Chicago, Portland, Barbados, Aberdeen, Antwerp, Basel, Hong Kong and Singapore.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through solicitation of proxies during the fourth quarter of fiscal 1999.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

The Common Stock of the Company is traded on the New York Stock Exchange under the symbol "IPX". The following table sets forth for the periods indicated commencing on January 1, 1997, the high and low last reported sale prices for the Common Stock on the New York Stock Exchange. All share and per share data have been adjusted to reflect the 3-for-2 stock split effected on March 27, 1997 and have been rounded to the nearest eighth.

                                                        HIGH         LOW
                                                        ----         ---
      Calendar Year 1997
         First Quarter..............................   $16.75       $10.25
         Second Quarter.............................    15.50        12.25
         Third Quarter..............................    17.75        13.50
         Fourth Quarter.............................   17.625        13.50
      Calendar Year 1998
         First Quarter..............................   $15.50       $13.25
         Second Quarter.............................  16.1875      14.3750
         Third Quarter..............................  18.9375        9.875
         Fourth Quarter.............................   17.125        10.00
      Calendar Year 1999
         First Quarter..............................   $16.75     $12.4375
         Second Quarter.............................    15.25        10.50
         Third Quarter..............................    13.50         7.50
         Fourth Quarter.............................    9.125        6.875

As of March 20, 2000 there were approximately 1,500 record holders of Common Stock. On March 20, 2000 the last reported sale price of the Common Stock on the New York Stock Exchange was $6.625 per share.

The Company paid a quarterly dividend in the amount of 3.75 cents per share on its Common Stock in January, April, July and October 1999.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical and pro forma consolidated financial data for the Company, for the periods and at the dates indicated. The historical financial data for each of the five years in the period ended December 31, 1999, and at December 31, 1999, 1998, 1997, 1996, and 1995, are
derived from and qualified by reference to the historical consolidated financial statements that have been audited and reported upon by Arthur Andersen LLP, independent public accountants. This information should be read in conjunction with the historical consolidated financial statements of the Company and the notes thereto.

                             SELECTED FINANCIAL DATA
                    (in thousands, except per share amounts)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                   1999(1)         1998          1997(2)       1996(3)      1995(4)
                                                                   -------         ----          -------       -------      -------
INCOME STATEMENT DATA:
Revenues                                                         $  217,840     $  182,316     $  161,425     $147,148     $127,925
Earnings before interest and taxes                                   79,628         96,624         86,474       81,481       70,752
Income before extraordinary gain/loss                               $21,871        $37,614        $33,091     $ 34,196     $ 29,545
                                                                 ==========     ==========     ==========     ========     ========

Income per share before extraordinary gain/loss (5)

Basic                                                            $     0.79     $     1.36     $     1.17     $   1.24     $   1.09
                                                                 ==========     ==========     ==========     ========     ========
Diluted                                                          $     0.77     $     1.31     $     1.13     $   1.16     $   1.02
                                                                 ==========     ==========     ==========     ========     ========

Weighted average shares outstanding (5):

Basic                                                                27,571         27,561         27,552       25,953       25,953
Diluted                                                              28,234         28,615         29,370       31,438       30,533
Cash dividends declared per common share (5):                    $     0.15          $0.15          $0.15        $0.13        $0.12

                                                                                        AS OF DECEMBER 31,
                                                                    1999           1998           1997          1996         1995
                                                                    ----           ----           ----          ----         ----
BALANCE SHEET DATA:
Cash, short-term investments and marketable
  Securities                                                     $  207,626     $  112,298     $   42,976     $ 70,005     $ 70,661
Total assets                                                      1,443,259      1,362,234      1,114,456      939,418      851,600

Debt and capital lease obligations                                  998,228        932,157        744,227      602,704      571,102

Stockholders' equity                                                301,367        283,215        250,446      280,546      246,690

(1) The 1999 income statement data excludes an extraordinary gain of $740, net of tax expense, resulting from the retirement of debt.

(2) The 1997 income statement data excludes an extraordinary loss of $5,428, net of the tax benefit, resulting from the retirement of debt.

(3) The 1996 income statement data includes non-recurring expense items totaling $3,892. The Company recorded a $1,500 charge for the initial public offering expenses of Interpool Limited which was withdrawn in the fourth quarter; this charge had a $.06 net income per share effect on basic basis and a $.05 net income per share effect on a diluted basis. Also, a $2,392 charge was recorded for the accumulated dividends of the Company's subsidiary, Trac Lease, Inc. which resulted from the acquisition of the outstanding preferred stock of Trac Lease through the issuance of Interpool, Inc. preferred stock. Such charge had no impact on net income per share because unpaid dividends were included in the computation of net income per share in prior periods.

(4) The 1995 income statement data excludes the extraordinary gain of $2,422 net of taxes resulting from the exchange of $67,436 of 5 1/4% Convertible Exchangeable Subordinated Notes due 2018 for new 5 3/4% Cumulative Convertible Preferred Stock.

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

General

The Company generates revenues through leasing transportation equipment, primarily dry freight standard containers and container chassis. Most of the Company's revenues are derived from payments under operating leases and income earned under finance leases, under which the lessee has the right to purchase the equipment at the end of the lease term. In May 1999, the Company's Microtech subsidiary acquired a 51% interest in Personal Computer Rentals Inc. (PCR), a nationwide lessor of computers and related equipment.

Revenue derived from an operating lease generally consists of the total lease payment from the customer. In 1999, 1998 and 1997, revenues derived from operating leases were $189.2 million (90% of revenues), $148.0 million (81% of revenues), and $127.6 million (79% of revenues), respectively.

Revenue derived from a direct finance lease consists only of income recognized over the term of the lease using the effective interest method. The principal component of the direct finance lease payment is reflected as a reduction to the net investment in the direct finance lease. In 1999, 1998 and 1997, total payments from direct finance leases were $86.7 million, $128.1 million and $94.4 million, respectively. The revenue component of total lease payments totaled $20.7 million (10% of revenues), $34.3 million (19% of revenues) and $33.8 million (21% of revenues) in 1999, 1998 and 1997, respectively. The decrease in the revenue component of total lease payments is a result of the reduction in finance lease revenues of $14.2 million as a result of the securitized lease receivables.

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

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenues. The Company's revenues increased to $217.8 million for the year ended December 31, 1999, from $182.3 million in the year ended December 31, 1998, an increase of $35.5 million or 19%. The increase was due to increased operating lease revenues of $23.5 million primarily generated by an expanded container and chassis fleet, $18.3 million in leasing revenues generated by the assets acquired in the PCR acquisition, as well as a gain of $7.9 million recognized from a securitization completed during the three months ended March 31, 1999, partially offset by a decrease in finance lease revenues of $14.2 million. Subsequent to the securitization, the Company recognizes revenue only on its retained interest in the securitized lease receivables.

Lease Operating and Administrative Expenses. The Company's lease operating and administrative expenses increased to $73.8 million for the year ended December 31, 1999 from $45.0 million in the year ended December 31, 1998, an increase of $28.8 million. The increase was primarily due to additional bad debt reserves for specific losses, $15.3 million of lease operating and administrative expenses as a result of the acquisition of PCR, as well as higher operating and administrative costs resulting from expanded operations generating increased commission, insurance and salary expense.

Depreciation and Amortization of Leasing Equipment. The Company's depreciation and amortization expenses increased to $61.7 million in the year ended December 31, 1999 from $42.6 million in the year December 31, 1998, an increase of $19.1 million. The increase was due to a $6.8 million write-down of certain container equipment for which the residual value was impaired, an increased fleet size, as well as $2.2 million of depreciation and amortization as a result of the acquisition of PCR. A specific manufacturer of containers provided the Company with defective containers subject to a warranty claim, for which the expenses are not recoverable due to the bankruptcy of the manufacturer. The Company isolated the unit numbers of the defective containers and analyzed the proceeds received upon the sale of these defective containers. The Company then reduced the book value of these defective containers to scrap value in order to approximate their net realizable value.

Other (Income)/Expense, Net. The change in other (income)/expense, net of $4.6 million was due to a decrease in the Company's income from unconsolidated subsidiaries of $2.1 million. Additionally the Company's net loss on sale of leasing equipment was $1.2 million in the year ended December 31, 1999 versus a gain of $1.3 million in 1998.

Interest Expense, Net. The Company's net interest expense increased to $54.3 million in the year ended December 31, 1999 from $53.2 million in the year ended December 31, 1998, an increase of $1.1 million. The increase in net interest expense was due to increased interest expense of $2.1 million, as well as increased investment income of $1.0 million. The increase in interest expense was primarily due to increased borrowings to fund capital expenditures resulting in incremental interest expense of $3.9 million, partially offset by reduced borrowing costs resulting in interest expense savings of $1.8 million.

Provision for Income Taxes. The Company's provision for income taxes decreased to $3.4 million from $5.8 million primarily due to lower taxable income.

Income Before Extraordinary Gain. As a result of the factors described above, the Company's income before extraordinary gain decreased to $21.9 million in the year ended December 31, 1999 from $37.6 million in the year ended December 31, 1998.

Extraordinary Gain. The Company recorded an extraordinary gain on the retirement of debt of $.7 million in the year ended December 31, 1999.

Net Income. As a result of the factors described above, the Company's net income decreased to $22.6 million in the year ended December 31, 1999 from $37.6 million in the year ended December 31, 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Revenues. The Company's consolidated revenues increased to $182.3 million for the year ended December 31, 1998 from $161.4 million in the year ended December 31, 1997, an increase of $20.9 million or 13%. Of this increase, $8.3 million was attributable to increased container revenue resulting from an increased container fleet size, which by year-end had grown by approximately 74,000 TEUs from the previous year. Chassis revenue also increased by $10.8 million with the fleet increasing to 76,000 units from the previous level of 63,000. Revenue from other business operations increased by $1.8 million in 1998 primarily due to increased micro computer leasing revenue of $2.0 million. Partially offsetting the increase in other business operations revenue was a reduction in intermodal trailer leasing revenue of $.2 million.

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

Liquidity and Capital Resources.

The Company uses funds from various sources to finance the acquisition of equipment for lease to customers. The primary funding source are cash provided by operations, borrowings, generally from banks, securitization of lease receivables, the issuance of capital lease obligations and the sale of the Company's debt securities. In addition, the Company generates cash from the sale of equipment being retired from the Company's fleet. In general, the Company seeks to meet debt service requirements from the leasing revenue generated by its equipment. Since 1990, the Company has been steadily increasing its fleet of containers and adding to its portfolio of finance leases. The Company generated cash flow from operations of $151.3 million, $162.6 million, and $134.7 million in 1999, 1998 and 1997, respectively. In 1999 net cash provided by financing activities was $250.3 million resulting from the issuance of debt and proceeds from securitized lease receivables in excess of debt payments and dividends paid. In 1998 and 1997, net cash provided by financing activities was $183.1 million and $150.5 million, the result of the proceeds from the issuance of debt in excess of debt repayment and dividends paid. The Company has purchased equipment costing $324.3 million in 1999, $263.0 million in 1998, and $263.8 million in 1997.

On March 30, 1999, the Company established a securitization facility of $250.0 million. This program provides the Company with a lower cost of capital for its finance lease business and access to an additional source of funding. On March 31, 1999, the Company securitized approximately $235.5 million of lease receivables through utilization of $190.0 million of this facility and recorded a pre-tax gain of $7.9 million which is included in revenues; other costs and associated tax effect brought the net gain to $5.5 million. A portion of the gain has been deferred to record an estimate of the losses under recourse provisions for the lease receivables securitized. Included in other investment securities at December 31, 1999, is approximately $33.4 million of retained interests in the securitized lease receivables. At December 31, 1999, $164.0 million of the securitization facility was utilized.

The Company has a $215.0 million revolving credit facility with a group of commercial banks; on December 31, 1999, $140.0 million was outstanding, with an interest rate of 6.7%. The terms of this facility extends until May 31, 2000 (unless the lenders elect to renew the facility) at which time a maximum of 10% of the amount then outstanding becomes due, with the remainder becoming payable in equal monthly installments over a five year period. In addition, as of December 31, 1999, the Company had available lines of credit of $71.0 million under various facilities, under which $52.6 million was outstanding. Interest rates under these facilities ranged from 6.7% to 7.4%. Subsequent to December 31, 1999 the Company has continued to incur and repay debt obligations in connection with financing its equipment leasing activities.

On February 24, 1998, the Company issued $100 million principal amount of 6-5/8% Notes due 2003 (the "6-5/8% Private Notes"). The net proceeds were used to repay $83 million in borrowings under the revolving credit agreement and for other general corporate purposes. On September 18, 1998, the Company consummated an exchange offer whereby the entire $100 million principal amount of 6-5/8% Private Notes were exchanged for the same principal amount of Interpool 6-5/8% Notes due 2003 (the "6-5/8% Exchange Notes"), which have been registered under the Securities Act. The 6-5/8% Private Notes were originally issued and sold in a transaction exempt from registration under the Securities Act. The 6-5/8% Exchange Notes issued in the exchange offer have substantially the same terms and conditions as the unregistered 6-5/8% Private Notes, except that the 6-5/8% Exchange Notes are not subject to the restrictions on resale or transfer, which applied to the unregistered 6-5/8% Private Notes. During the fourth quarter of 1999, the Company retired $17.0 million of the 6-5/8% Private Notes and recognized an extraordinary gain of $.7 million. As of December 31, 1999, $83.0 million principal amount of 6-5/8% Private Notes remain outstanding.

On April 30, 1998, the Company acquired a 50% interest in CAI, a container leasing company whose business is primarily in the short term master lease market. CAI would not be deemed a "significant subsidiary" of the Company for purposes of the Securities and Exchange Commission accounting requirements. The Company also advanced CAI subordinated debt. The Company's investment in and advances to CAI totaled approximately $49.4 million.

In May 1999, the Company's Microtech subsidiary acquired a 51% interest in Personal Computer Rentals, Inc. (PCR), a nationwide lessor of computers and related equipment. The Company also provided financing to PCR.

As of December 31, 1999, commitments for capital expenditures totaled approximately $81.2 million. The Company expects to fund such capital expenditures through some combination of cash flow from the Company's operations, borrowings under its available credit facilities and additional funds raised through the sale of its debt securities in the private and/or public markets.

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

In September 1999, the Company made a proposal to negotiate acquiring The Cronos Group ("Cronos"), a container lessor, through the Company's affiliate Container Applications International, Inc. pursuant to which each shareholder of Cronos would receive $5.00 per share in cash. The Cronos Board of Directors rejected the proposal to negotiate and subsequently instituted a Shareholder Rights Plan. Under the plan, the Rights will be exercisable only if triggered by a person's or group's acquisition of 20% or more of Cronos Common Stock. If triggered, each Right, other than Rights held by the acquiring person or group, would entitle its holder to purchase a specified number of Cronos common shares for 50% of their market value at that time. In December 1999, the Company entered into a confidentiality and standstill agreement with Cronos and has agreed to withdraw its nominees for election to the Cronos Board or Directors.

As previously announced, the Company has authorized the repurchase up to 1,000,000 shares of its common stock. The shares will be purchased from time to time through open market purchases or privately negotiated transactions. A total of 158,500 shares were purchased by the Company during the fourth quarter of 1999, for an aggregate purchase price of $1.17 million.

The following table sets forth certain historical cash flow information for the three years ended December 31, 1999.

                                                                                            Year Ended December 31,
                                                                                          1999       1998       1997
                                                                                          ----       ----       ----
                                                                                            (Dollars in millions)
     Net cash provided by operating activities                                           $151.3     $162.6     $134.7
     Proceeds from disposition of leasing equipment                                        21.8        8.3        5.1
     Acquisition of leasing equipment                                                    (201.0)    (182.3)    (105.9)
     Investment in direct financing leases                                               (123.3)     (80.7)    (157.8)
     Net proceeds of issuance of long-term debt and capital leases obligations in
        excess of payment of long-term debt and capital lease obligations                  74.1      153.1      139.0

From time to time, the Company enters into discussions with third parties regarding potential acquisitions or business combinations. If additional capital were to be required for any such acquisition, there can be no assurance that such additional capital would be available on terms acceptable to the Company.

On January 27, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission under which the Company may offer from time to time up to $400 million aggregate principal amount of its debt and/or equity securities. As of March 30, 2000, this registration statement has not yet become effective.

In 1998, the Company entered into interest rate swap contacts with notional amounts totaling $79.7 million. The terms of the interest rate swap contracts are for three, five and seven years. The interest rate swap contacts convert available rate debt into fixed rate debt. The maturity of these contracts coincides with the principal and maturity of the underlying debt instruments hedged. At December 31, 1999, the notional amount was approximately $57.8 million.

In 1996, the Company entered into a five year interest rate swap contract, with a notional amount of $80 million to convert variable rate debt into fixed rate debt. The maturity of this contract coincides with the principal and maturity of the underlying debt instruments hedged. The notional amount was reduced for 1997 when a portion of the debt was retired. At December 31, 1999, the notional amount was approximately $26.2 million.

Interest rate swap contracts are intended to be an integral part of borrowing transactions and, therefore are not recognized at fair market value. Interest differentials paid or received under these contract are recognized as yield adjustments to the effective yield of the underlying debt instruments hedged. Interest rate swap contracts would only be recognized at fair value if the hedged relationship is terminated. Gains or losses accumulated prior to termination of the relationship would be amortized as a yield adjustment over the shorter of the remaining life of the contract, or the remaining period to maturity of the underlying debt instrument hedged. If the contract remained outstanding after termination of the hedged relationship, subsequent changes in market value of the contract would be recognized in earnings. The Company does not use leverage swaps and does not use leverage in any of its investment activities that would put principal capital at risk.

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

Based upon current management projections, Interpool will be considered a personal holding company for federal income tax purposes for 1999 (and possibly in subsequent years). If Interpool or any of its subsidiaries is classified as a personal holding company for federal income tax purposes, in addition to its regular federal income tax liability, Interpool's or such subsidiary's undistributed personal holding company income (generally taxable income with certain adjustments, including a deduction for federal income taxes and dividends paid) would be subject to a personal holding company tax of 39.6%. Management anticipates that for 1999 Interpool's current level of dividends will be sufficient to avoid having any undistributed personal holding company income, and thus does not anticipate that there will be any personal holding company tax imposed for 1999. There can be no assurance, however, that the Company will not at some point in the future become liable for such personal holding company tax. Furthermore, the Company may at some point in the future elect to increase the dividend rate on its common stock in order to avoid such tax.

The Company has incurred certain losses from leasing activities that are characterized for tax purposes as "Suspended Passive Losses." These losses can be carried forward indefinitely to offset income from future leasing activities. As of December 31, 1999 such suspended passive losses totaled approximately $91.8 million.

Trac Lease. Trac Lease has approximately $15.6 million of net operating loss carry-forwards for federal income tax purposes, which may be used only to offset the income of Trac Lease and, if not utilized, will expire between 2005 and 2006. The use of substantially all these loss carry-forwards is subject to a number of limitations under federal tax laws.

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

Subpart F income includes foreign personal holding company income, such as dividends, interest and rents. Although a substantial portion of Interpool Limited's income consists of rents from container leasing activities, the Company believes that such rents are not Subpart F income because they are derived from the active conduct of a trade or business and received from unrelated persons. However, Interpool Limited has received some dividend and interest income in past years, which was taxed as Subpart F income.

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

A foreign corporation such as Interpool Limited is a passive foreign investment company if 75% or more of its gross income is foreign personal holding company income or the average percentage of assets by value held by such corporation during the taxable year which produce foreign personal holding company income is at least 50%. The Company does not believe that Interpool Limited is a passive foreign investment company. If Interpool Limited were to become a passive foreign investment company, the Company would make the election to treat Interpool Limited as a qualified electing fund with the result that the Company would be taxed each year on Interpool Limited's entire earnings. The Taxpayer Relief Act of 1997 eliminated application of the passive foreign investment company rules to the Company for years after 1997.

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

Year 2000

During 1998, a working group comprised of senior management and members from potentially affected departments formed to determine the potential scope and costs associated with the onset of the calendar year 2000 ("Y2K") and to insure that the Company's systems continued to meet its internal needs and those of its customers. The Y2K Working Group met periodically during 1998 and 1999, and reported its findings and proposed plans to the Company's Board of Directors.

As a result of the analysis, three of the Company's four software systems: the fleet management system, the accounting system for accounts payable and general ledger, and the overseas data input program were upgraded or replaced as necessary. In addition, the telephone PBX systems were replaced as were a number of personal computers of a specific age and model. Recognizing that there may have been additional Y2K factors related to its dependence on other business partners, including customers, suppliers, and service providers, the Company developed a questionnaire requesting Y2K project information from over 400 business partners, including approximately 95% of all customers and all key suppliers and service providers. As a result of the Company's actions to assure readiness, the much awaited arrival of Y2K passed without incident.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

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

For 1999, a 10% change in interest rates would result in a $.7 million change in pretax earnings of the Company.

For further information regarding the Company's floating and fixed rate debt, reference is made to Note 4 to the 1999 Consolidated Financial Statements.

Credit Risk

The Company leases its containers and chassis to over 200 shipping and transportation companies throughout the world.

For further information regarding the Company's credit risk procedures, reference is made to Item 1 - Marketing and Customers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

                                                                                                       Page No.

INTERPOOL, INC.
Report of Independent Public Accountants............................................................      21

Consolidated Balance Sheets--At December 31, 1999 and 1998..........................................      22

Consolidated Statements of Income For the Years Ended December 31, 1999, 1998 and 1997..............      23

Consolidated Statements of Changes in Stockholders' Equity For the Years Ended December 31, 1999,
1998 and 1997.......................................................................................      24

Consolidated Statements of Cash Flows For the Years Ended December 31, 1999, 1998 and 1997..........      25

Notes to Consolidated Financial Statements .........................................................      26

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Interpool, Inc.:

We have audited the accompanying consolidated balance sheets of Interpool, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interpool, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles in the United States.


                                                             Arthur Andersen LLP


New York, New York
March 1, 2000

                        INTERPOOL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                (dollars in thousands, except per share amounts)

     ASSETS                                                                                             1999            1998
                                                                                                        ----            ----
CASH AND SHORT-TERM INVESTMENTS                                                                     $  207,388      $  107,226
MARKETABLE SECURITIES, at fair value                                                                       238           5,072
ACCOUNTS AND NOTES RECEIVABLE, less allowance of $10,275 and
  $4,632, respectively                                                                                  31,837          32,746
NET INVESTMENT IN DIRECT FINANCING LEASES                                                              164,394         356,369
OTHER RECEIVABLES, net, including amounts from related parties of
  $13,433 and $13,433, respectively                                                                     52,437          56,758
LEASING EQUIPMENT, net of accumulated depreciation and amortization of
  $230,460 and $169,079, respectively                                                                  876,067         736,094
OTHER INVESTMENT SECURITIES, at fair value                                                              33,359             ---
OTHER ASSETS                                                                                            77,539          67,969
                                                                                                    ----------      ----------
     TOTAL ASSETS                                                                                   $1,443,259      $1,362,234
                                                                                                    ==========      ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                               $   47,907      $   50,098
INCOME  TAXES:
   Current                                                                                                 346             858
   Deferred                                                                                             18,649          18,751
                                                                                                    ----------      ----------
                                                                                                        18,995          19,609
                                                                                                    ----------      ----------
DEFERRED INCOME                                                                                            618           1,531
DEBT AND CAPITAL LEASE OBLIGATIONS, including $2,296 and $2,447 due to a related party, respectively:
     Due within one year                                                                               115,286          77,776
     Due after one year                                                                                882,942         854,381
                                                                                                    ----------      ----------
                                                                                                       998,228         932,157
                                                                                                    ----------      ----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
  SECURITIES IN SUBSIDIARY GRANTOR TRUSTS (holding solely junior
  Subordinated Deferrable interest debentures of the Company) (75,000 shares
  9-7/8% Capital securities outstanding, liquidation preference $75,000)                                75,000          75,000

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES                                                              1,144             624

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued                           ---             ---
   Common stock, par value $.001 per share; 100,000,000 shares authorized,
     27,579,952 issued at December 31, 1999 and 27,566,452 at December 31, 1998                             28              28
   Additional paid-in capital                                                                          124,184         124,046
   Treasury stock, at cost, 158,500 shares in 1999                                                      (1,170)            ---
   Retained earnings                                                                                   177,612         159,138
   Accumulated other comprehensive income                                                                  713               3
                                                                                                    ----------      ----------
   Total stockholders' equity                                                                          301,367         283,215
                                                                                                    ----------      ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $1,443,259      $1,362,234
                                                                                                    ==========      ==========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        INTERPOOL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                (dollars in thousands, except per share amounts)

                                                                                          1999           1998           1997
                                                                                          ----           ----           ----
REVENUES                                                                                $217,840       $182,316      $161,425
                                                                                        --------       --------      --------
COST AND EXPENSES:
   Lease operating expenses                                                               37,112         25,071        23,287
   Administrative expenses                                                                29,050         17,826        14,573
   Provision for doubtful accounts                                                         7,686          2,142         1,972
   Depreciation and amortization of leasing equipment                                     61,736         42,651        35,611
   Other (income)/expense, net                                                             2,628        (1,998)         (492)
   Interest expense                                                                       66,406         64,271        54,131
   Interest income                                                                       (12,049)       (11,061)       (5,248)
                                                                                        --------       --------      --------
                                                                                         192,569        138,902       123,834
                                                                                        --------       --------      --------
   Income before provision for income taxes and extraordinary items                       25,271         43,414        37,591
PROVISION FOR INCOME TAXES                                                                 3,400          5,800         4,500
                                                                                        --------       --------      --------
   Income before extraordinary items                                                      21,871         37,614        33,091
Extraordinary gain/(loss) on debt retirement, net of applicable taxes of
   ($494) and $1,825                                                                         740            ---       (5,428)
                                                                                        --------       --------      --------
NET INCOME                                                                              $ 22,611       $ 37,614      $ 27,663
                                                                                        ========       ========      ========
INCOME PER SHARE BEFORE EXTRAORDINARY ITEMS AND PREMIUM PAID ON REDEMPTION OF
PREFERRED STOCK:
    Basic                                                                               $   0.79       $   1.36      $   1.17
                                                                                        ========       ========      ========
    Diluted                                                                             $   0.77       $   1.31      $   1.13
                                                                                        ========       ========      ========
EXTRAORDINARY GAIN/(LOSS) PER SHARE:
    Basic                                                                               $   0.03             NA      $  (0.20)
                                                                                        ========       ========      ========
    Diluted                                                                             $   0.03             NA      $  (0.18)
                                                                                        ========       ========      ========
PREMIUM PAID ON REDEMPTION OF PREFERRED STOCK:
    Basic                                                                                     NA             NA      $  (0.24)
                                                                                        ========       ========      ========
    Diluted                                                                                   NA             NA      $  (0.23)
                                                                                        ========       ========      ========
NET INCOME PER SHARE:
    Basic                                                                               $   0.82       $   1.36      $   0.73
                                                                                        ========       ========      ========
    Diluted                                                                             $   0.80       $   1.31      $   0.71
                                                                                        ========       ========      ========
WEIGHTED AVERAGE SHARES OUTSTANDING (in
   thousands):
    Basic                                                                                 27,571         27,561        27,552
                                                                                        ========       ========      ========
    Diluted                                                                               28,234         28,615        29,370
                                                                                        ========       ========      ========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                        INTERPOOL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                        (dollars and shares in thousands)

                                   Preferred Stock      Common Stock                                              Accum.
                                   ---------------      ------------       Additional                             Other
                                                 Par                Par     Paid-in      Treasury    Retained     Comp.      Comp.
                                     Shares     Value   Shares     Value    Capital       Stock      Earnings     Income     Income
                                     ------     -----   ------     -----    -------       -----      --------     ------     ------
BALANCE, December 31, 1996             759      $  1    25,953      $26     $170,172         ---     109,837      $ 510

Net income                             ---       ---       ---      ---          ---         ---      27,663        ---     $27,663
Other comprehensive income             ---       ---       ---      ---          ---         ---         ---        205         205
                                                                                                                            -------
Comprehensive income                   ---       ---       ---      ---          ---         ---         ---                $27,868
                                                                                                                            =======
Redemption of preferred stock         (510)       (1)      ---      ---      (46,154)        ---     (6,716)        ---
Conversion of preferred stock         (249)      ---     1,597        2           (2)        ---         ---        ---
Conversion of subordinated
   notes                               ---       ---         2      ---           30         ---         ---        ---
Cash dividends declared:
     Preferred stock, $1.31 per
          share                        ---       ---       ---      ---          ---         ---        (994)       ---
     Common stock, $0.15 per
          share                        ---       ---       ---      ---          ---         ---      (4,133)       ---
                                      ----      ----    ------      ---     --------     -------    --------      -----
BALANCE, December 31, 1997             ---       ---    27,552       28      124,046         ---     125,657        715
Net income                             ---       ---       ---      ---          ---         ---      37,614        ---     $37,614
Other comprehensive loss               ---       ---       ---      ---          ---         ---         ---       (712)       (712)
                                                                                                                            -------
Comprehensive income                   ---       ---       ---      ---          ---         ---         ---        ---     $36,902
                                                                                                                            =======
Shares issued on exercise of
   stock option                        ---       ---        37      ---          363         ---         ---        ---
Shares surrendered in
   satisfaction of stock option
   purchase price                      ---       ---      (23)      ---         (363)        ---         ---        ---
Cash dividends declared:
     Common Stock, $0.15 per
         share                         ---       ---       ---      ---          ---         ---     (4,133)        ---
                                      ----      ----    ------      ---     --------         ---    --------      -----
BALANCE, December 31, 1998             ---       ---    27,566       28      124,046         ---     159,138          3
Net income                             ---       ---       ---      ---          ---         ---      22,611        ---     $22,611
Other comprehensive income             ---       ---       ---      ---          ---         ---         ---        710         710
                                                                                                                            -------
Comprehensive income                   ---       ---       ---      ---          ---         ---         ---        ---     $23,321
                                                                                                                            =======
Shares issued on exercise of
   stock option                        ---       ---        14      ---          138         ---         ---
Purchase of 158,500 shares of
   treasury stock                      ---       ---       ---      ---          ---      (1,170)        ---        ---
Cash dividends declared:
     Common stock, $0.15 per
          share                        ---       ---       ---      ---          ---         ---      (4,137)       ---
                                      ----      ----    ------      ---     --------     -------    --------      -----
BALANCE, December 31, 1999             ---      $---    27,580      $28     $124,184     $(1,170)   $177,612      $ 713
                                      ====      ====    ======      ===     ========     =======    ========      =====

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                        INTERPOOL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (dollars in thousands)

                                                                                     1999             1998            1997
                                                                                     ----             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $  22,611         $37,614       $  27,663
Adjustments to reconcile net income to net cash provided by
  operating activities --
   Extraordinary (gain) loss on retirement of debt                                      (740)            ---           5,428
   Gain on securitized lease receivables                                              (7,942)            ---             ---
   Loss (gain) on sale of marketable securities                                           43          (1,734)           (195)
   Depreciation and amortization                                                      57,000          44,590          37,439
   Loss (gain) on sale of leasing equipment                                            1,196          (1,313)           (492)
   Collections on net investment in direct financing leases                           86,657         128,064          94,384
   Income recognized on direct financing leases                                      (20,725)        (34,288)        (33,820)
   Provision for uncollectible accounts                                                7,686           2,142           1,972
   Changes in assets and liabilities -
     Accounts and notes receivable                                                     2,779          (6,978)           (137)
     Other assets                                                                      8,759         (20,321)         (9,159)
     Accounts payable and accrued expenses                                            (9,209)          7,112           9,054
     Income taxes payable                                                             (1,290)            945             582
     Provision for deferred income taxes                                                 552           2,935           1,989
     Other receivables                                                                 4,321           4,186             (49)
     Deferred income                                                                    (914)           (499)             60
     Minority interest in equity of subsidiaries                                         520             115             (20)
                                                                                   ---------       ---------       ---------
        Net cash provided by operating activities                                    151,304         162,570         134,699
                                                                                   ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment                                                    (200,950)       (182,350)       (105,905)
Proceeds from dispositions of leasing equipment                                       21,789           8,253           5,115
Proceeds from disposition of loan receivable                                             ---          14,148             ---
Investment in loan receivable                                                            ---          (5,698)        (21,514)
Investment in direct financing leases                                               (123,337)        (80,694)       (157,845)
Investment in and advances to subsidiary                                              (3,500)        (47,469)            ---
Changes in marketable securities and other investing activities                        4,775           8,139         (20,009)
Accrued equipment purchases                                                            2,661          16,856             ---
Acquisitions, net of cash acquired                                                    (2,887)            ---             ---
                                                                                   ---------             ---             ---
        Net cash used for investing activities                                     (301,449)        (268,815)       (300,158)
                                                                                   ---------        --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                             145,181         230,708         391,533
Payment of long-term debt and capital  lease obligations                             (71,044)        (77,616)       (291,554)
Proceeds from issuance of capital securities                                             ---             ---          73,300
Redemption of preferred stock                                                            ---             ---         (52,871)
Borrowings of revolving credit lines                                                 263,170         297,428         197,169
Repayment of revolving credit lines                                                 (270,918)       (263,318)       (162,091)
Proceeds from issuance of common stock                                                   138             ---             ---
Purchase of treasury stock                                                            (1,170)            ---             ---
Proceeds from securitized lease receivables                                          189,087             ---             ---
Dividends paid                                                                        (4,137)         (4,133)         (4,958)
                                                                                   ---------       ---------       ---------
        Net cash provided by financing activities                                    250,307         183,069         150,528
                                                                                   ---------       ---------       ---------
        Net increase (decrease) in cash and short-term investments                   100,162          76,824         (14,931)
CASH AND SHORT-TERM INVESTMENTS, beginning of year                                   107,226          30,402          45,333
                                                                                   ---------       ---------       ---------
CASH AND SHORT-TERM INVESTMENTS, end of year                                         207,388       $ 107,226       $  30,402
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

Basis of consolidation--

The consolidated financial statements include the accounts of the Company and subsidiaries more than 50% owned. All significant intercompany transactions have been eliminated. Minority interest in equity of subsidiaries represents the minority stockholders' proportionate share of the equity in the income of the subsidiaries. In connection with acquisitions in 1988 and 1993 of certain consolidated subsidiaries, the excess of fair value of assets acquired over the acquisition cost was allocated proportionately to certain assets to reduce the value assigned to those assets. For accounting purposes this allocation has only been recorded in the consolidation of the Company and its subsidiaries.

In connection with certain investments in which the Company does not own a majority interest, these investments are accounted for using the equity method of accounting. The excess of costs over the fair value of net assets acquired is being amortized on a straight-line basis over twenty years. In addition, the Company's equity in the income and/or loss from such equity investments is included in other (income)/expense, net. The Company's investment in its equity method investees is included in other assets.

The Company's equity in the income and/or loss from such equity investments, net of goodwill amortization, is included in other (income)/expense, net and was approximately $1,315 and ($686) for the years ended December 31, 1999 and 1998, respectively. The Company had no income and/or loss from such equity investments in 1997.

Goodwill--

Goodwill represents the excess of costs over the fair value of net assets acquired and is being amortized on a straight-line basis over twenty years.

Translation of foreign currencies--

The Company considers the U. S. dollar its functional currency and therefore, translates foreign currency statements using an average exchange rate for revenue and expense accounts and the rate of exchange in effect at the balance sheet date for assets and liabilities. Substantially all transactions are U.S. dollar denominated.

                (dollars in thousands, except per share amounts)
Revenues--

Equipment leasing revenues include revenue from operating leases and income on direct financing leases, which is recognized over the term of the lease using the effective interest method.

Leasing equipment--

As of December 31, 1999, in excess of 98% of leasing equipment is on lease to customers. The net value of equipment available for hire is not material.

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

Marketable and other investment securities--

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

Sales of available-for-sale securities for the twelve months ended December 31, 1999, 1998 and 1997, respectively, resulted in proceeds of $642, and $7,838 and $26,523, gross gains of $88, $1,945 and $410, and gross losses of $131, $211 and $215.

The amortized cost and estimated fair value of available for sale securities as of December 31, 1999 and 1998 are as follows:

                                                    Gross Unrealized
                                    Amortized         Holding       Holding        Estimated
                                       Cost            Gains        Losses         Fair Value
                                       ----            -----        ------         ----------
       1999
         Other Securities            $32,594            $771         $  (2)         $33,363
         Equity Securities               263              57           (86)             234
                                     -------            ----         -----          -------
                                     $32,857            $828         $ (88)         $33,597
                                     =======            ====         =====          =======
       1998
         U.S. Treasury                $1,471            $---          $(1)           $1,470
         Other Securities                876             ---          (26)              850
         Equity Securities             2,720             179         (147)            2,752
                                     -------            ----        ------          -------
                                     $ 5,067            $179        $(174)          $ 5,072
                                     =======            ====        ======          =======

                (dollars in thousands, except per share amounts)

The amortized cost and estimated fair value of other securities, by contractual maturity, are shown below:

                                                           Amortized Cost     Estimated Fair Value
                                                           --------------     --------------------
   Due in one year                                            $18,101               $18,527
   Due after one year through five years                       13,761                14,087
   Due after five years                                           732                   749

Comprehensive income--

Comprehensive income consists of net income or loss for the current period and revenues, expenses, gains, and losses that have been previously excluded from the income statement and were only reported as a component of equity. All prior periods have been restated.

The tax effect of comprehensive income is as follows:

                                                                                    Before-Tax       Tax          Net of
                                                                                      Amount       Effect       Tax Amount
                                                                                      ------       ------       ----------
Year Ended December 31, 1999
Unrealized gains on securities-
   Unrealized holding gains arising during period                                        $694      $ (12)         $  682
   Less: Reclassification adjustments for losses realized in net income                   (43)        15             (28)
                                                                                      -------      -----          ------
Unrealized gain on marketable securities                                              $   737      $ (27)         $  710
                                                                                      =======      =====          ======
Year Ended December 31, 1998
Unrealized losses on securities-
   Unrealized holding gains arising during period                                        $717      $(215)         $  502
   Less: Reclassification adjustments for gains realized in net income                  1,734       (520)          1,214
                                                                                      -------      -----          ------
Unrealized loss on marketable securities                                              $(1,017)     $ 305           $(712)
                                                                                      =======      =====          ======
Year Ended December 31, 1997
Unrealized gains on securities-
   Unrealized holding gains arising during period                                        $411      $ (21)         $  390
   Less: Reclassification adjustments for gains realized in net income                    195        (10)            185
                                                                                      -------      -----          ------
Unrealized gain on marketable securities                                              $   216      $ (11)         $  205
                                                                                      =======      =====          ======

Interest rate swaps--

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

Fair value of financial instruments--

The carrying amount of cash and short-term investments, trade receivables and payables, accrued interest receivable and payable approximate fair value. The carrying amount and estimated fair value of the Company's debt and capital securities is $1,073,228 and $1,003,094, respectively, at December 31, 1999. At December 31, 1998, the carrying amount of these debt instruments reasonably approximated fair value.

The following table summarizes the carrying and fair values of the interest rate swap contracts in place at December 31, 1999 and 1998:

                                      December 31, 1999              December 31, 1998
                                      -----------------              -----------------
                                  Carrying                        Carrying
                                   Amount        Fair Value        Amount         Fair Value
                                   ------        ----------        ------         ----------
Interest rate swap agreements       $130          $3,045           $(26)            $(449)

                (dollars in thousands, except per share amounts)

Concentration of credit risk--

The Company extends credit to its customers after extensive credit evaluation. At December 31, 1999 approximately 29% of accounts receivable and notes receivable and 65% of the net investment in direct financing leases were from customers outside of the United States. At December 31, 1998, approximately 36% of accounts receivable and notes receivable and 84% of the net investment in direct financing leases were from customers outside of the United States.

The Company's credit exposure to Korean, South American and Indonesian customers at December 31, 1999 and 1998 represented 4% and 6%, respectively, of accounts receivable and notes receivable and 13% and 21%, respectively, of the net investment in direct financing leases. During 1999, 1998 and 1997 respectively, 4%, 8% and 6% of the Company's consolidated revenues were from these customers.

In 1999, 1998 and 1997 the Company's top 25 customers represented approximately 67%, 68% and 64%, respectively, of its consolidated revenues, with no single customer accounting for more than 7%.

Net income per share--

Basic net income per share is computed by deducting preferred dividends from net income to arrive at income attributable to common stockholders. This amount is then divided by the weighted average number of shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options have been added to the weighted shares outstanding in the diluted earnings per share computation. Per share amounts and common shares outstanding have been restated to give effect to the three-for-two stock split effected March 27, 1997 described in Note 14.

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                                       (in thousands)
                                                                   1999         1998        1997
                                                                   ----         ----        ----
  Average common shares outstanding                               27,571       27,561      27,552
  Common shares issuable (1)                                         663        1,054       1,818
  Average common shares outstanding assuming dilution             28,234       28,615      29,370
  (1)   Issuable primarily under stock option plans.

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

Prospective accounting pronouncements--

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

                (dollars in thousands, except per share amounts)

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

Certain prior year amounts have been reclassified to conform to the current year presentation.

(2)      Income taxes:

Significant components of deferred tax assets and liabilities as of December 31, 1999 and 1998 were as follows:

                                                          1999         1998
                                                          ----         ----
    Deferred tax assets:
       Loss carryforwards                                $37,130      $27,040
       Finance leases receivable                           3,371        2,778
       Other, primarily operating reserves                 3,723        3,456
                                                         -------      -------
            Total deferred tax assets                     44,224       33,274
                                                         -------      -------

    Deferred tax liabilities:
       Operating property, net                            60,265       49,353
       Other                                               2,608        2,672
                                                         -------      -------
            Total deferred tax liabilities                62,873       52,025
                                                         -------      -------
            Net deferred tax liability                   $18,649      $18,751
                                                         =======      =======

One of the Company's subsidiaries has tax net operating loss carryforwards
(NOLs) for Federal income tax purposes totaling approximately $15,602 which may be used only to offset that subsidiary's income. These NOLs, if not utilized, will expire between 2005 and 2006. In addition, NOLs of approximately $91,780 have been granted as a result of certain losses from leasing activities that are characterized as suspended passive losses. These losses can be carried forward indefinitely to offset income from future leasing activities.

A significant subsidiary of the Company is a Barbados corporation. Under the terms of a protocol between the United States and Barbados, the subsidiary's leasing income is fully taxable by Barbados, but exempt from U.S. Federal taxation. Since 1991, the Barbados tax rate was a maximum of 2 1/2% of income earned in Barbados. No deferred U.S. Federal income taxes have been provided on the unremitted earnings of the subsidiary since it is the Company's intention to indefinitely reinvest such earnings. At December 31, 1999 unremitted earnings of this subsidiary were approximately $169,000. The deferred U.S. Federal Income taxes related to the unremitted earnings of this subsidiary would be approximately $59,000, assuming these earnings are taxable at the U.S. statutory rate, net of foreign tax credits.

A reconciliation of the U. S. statutory tax rate to the actual tax rate follows:

                                                                   1999      1998      1997
                                                                   ----      ----      ----
  U.S. statutory rate                                               35.0%     35.0%     35.0%
  Difference due to operation of subsidiary in Barbados            (24.0)    (28.1)    (28.2)
  Federal taxes on foreign income                                    1.3       4.0       3.6
  State taxes                                                        0.9       2.6       1.7
  Other                                                              0.3      (0.1)     (0.1)
                                                                    ----     -----     -----

       Actual tax rate                                              13.5%     13.4%     12.0%
                                                                    =====     =====    =====

The provision for income taxes reflected in the accompanying consolidated statements of income is as follows:

                                               1999         1998        1997
                                               ----         ----        ----
             U.S.                              3,000       $5,300      $3,990
             Other                               400          500         510
                                              ------       ------      ------
                                              $3,400       $5,800      $4,500
                                              ======       ======      ======

             Current                          $2,848       $2,865      $2,511
             Deferred                            552        2,935       1,989
                                              ------       ------      ------
                                              $3,400       $5,800      $4,500
                                              ======       ======      ======

For further information regarding the Company's tax structure reference is made to Item 7 of this Form 10-K.

                (dollars in thousands, except per share amounts)
(3)      Leasing activities:

As lessee--

The net book value of assets acquired through capital leases was $317,827 at December 31, 1999. The aggregate capital lease obligations, secured by equipment, with installments payable in varying amounts through 2009, were $333,551 at December 31, 1999.

As of December 31, 1999, the annual maturities of capital leases and related interest were as follows:

                               Payment            Interest       Principal
                               -------            --------       ---------
     2000                      $ 48,545           $12,056        $ 36,489
     2001                        46,884            10,319          36,565
     2002                        38,309             8,951          29,358
     2003                        56,898             7,660          49,238
     2004                        42,856             5,180          37,676
     Thereafter                 151,860             7,635         144,225
                               --------           -------        --------
                               $385,352           $51,801        $333,551
                               ========           =======        ========

The Company leases office space and certain leasing equipment under operating leases expiring at various dates through 2007. Rental expense under operating leases aggregated $5,229, $4,088 and $3,728 for the periods ended December 31, 1999, 1998 and 1997, respectively.

As of December 31, 1999, the aggregate minimum rental commitment under operating leases having initial or remaining noncancellable lease terms in excess of one year was as follows:

              2000                                     $2,604
              2001                                        784
              2002                                         77
              2003                                         51
              2004                                        117
                                                       ------
                                                       $3,633
                                                       ======
As lessor--

The Company has entered into various leases of equipment that qualify as direct financing leases. At the inception of a direct finance lease, the Company records a net investment based on the gross investment (representing the total future minimum lease payments plus unguaranteed residual value), net of unearned lease income. The unguaranteed residual value is generally equal to the purchase option of the lessee, which in the case of the Company's lease contracts is insignificant and is included in total lease receivables. Unearned income represents the excess of gross investment over equipment cost. Receivables under these direct financing leases, net of unearned income, are collectible through 2007 as follows:
                                                      December 31, 1999
                                                      -----------------
                                Total Lease          Unearned        Net Lease
                                 Receivable        Lease Income      Receivable
                                 ----------        ------------      ----------
         2000                     $ 65,303            $13,283        $ 52,020
         2001                       47,839              9,550          38,289
         2002                       31,713              5,985          25,728
         2003                       22,968              3,501          19,467
         2004                       15,537              1,823          13,714
         Thereafter                 17,978              2,802          15,176
                                  --------            -------        --------
                                  $201,338            $36,944        $164,394
                                  ========            =======        ========

As of December 31, 1999 the Company also had noncancelable operating leases, under which it will receive future minimum rental payments as follows:

            2000                                    $ 48,911
            2001                                      26,103
            2002                                      16,711
            2003                                      10,183
            2004                                       5,931
                                                    --------
                                                    $107,839
                                                    ========

                (dollars in thousands, except per share amounts)

Effective January 1, 1995 the Company began capitalizing lease commissions and amortizing this cost over the average life of the related lease contract. At December 31, 1999 and 1998, $3,981 and $3,601 of these commissions were included in other assets.

Allowance for doubtful accounts--

The following summarizes the activity in the allowance for doubtful accounts:

                                                1999         1998         1997
                                                ----         ----         ----
    Balance, beginning of year                  $4,632     $ 3,633       $2,506
          Provision charged to expense           7,686       2,142        1,972
          Write-offs, net of recoveries        (2,043)      (1,143)        (845)
                                               -------     -------       ------
    Balance, end of year                       $10,275     $ 4,632       $3,633
                                               =======      ======       ======

The allowance for doubtful accounts includes the Company's estimate of allowances necessary for receivables on both operating and finance lease receivables. Once a finance lease is determined to be non-performing, Company procedures provide for the following events to take place in order to evaluate collectibility:

o The past due amounts are reclassified to accounts and notes receivable,

o The equipment value supporting such financing lease is reclassified to leasing equipment, and

o Collectibility is evaluated taking into consideration equipment book value, the total outstanding receivable, as well as the likelihood to collect through the recovery of equipment and the Company's insurance policies.

As of December 31, 1999 and 1998, included in accounts and notes receivable are non-performing receivables of $9,808 and $4,336, respectively.

As all outstanding amounts due for non-performing finance lease accounts are reclassified to accounts and notes receivable, an allowance for doubtful accounts for the net investment in direct financing leases is not required.


(4) Debt:

Debt consists of notes and loans with installments payable in varying amounts through 2007, with effective interest rates of approximately 4.2% to 12.0% and a weighted average rate of 6.79% in 1999. The principal amount of debt payable under fixed rate contracts is $374,726. Remaining debt is payable under floating rate arrangements. Approximately $83,975 of floating rate debt outstanding has been converted to fixed rate debt through the use of interest rate swaps as described below. The agreements contain certain covenants which, among other things, provide for the maintenance of specified levels of tangible net worth (as defined) and a maximum debt to net worth ratio. At December 31, 1999, under covenants in the Company's loan agreement approximately $123,800 of retained earnings were available for dividends. The Company was in compliance with its debt covenants at December 31, 1999.

As of December 31, 1999, the annual maturities of notes and loans, net of interest thereon were as follows:

          2000                                       $ 78,797
          2001                                        109,945
          2002                                         51,523
          2003                                        131,771
          2004                                         34,158
          Thereafter                                  258,483
                                                     --------
                                                     $664,677
                                                     ========

The Company has a $215,000 revolving credit facility with a group of commercial banks; on December 31, 1999, $140,000 was outstanding, with an interest rate of 6.7%. The term of this facility extends until May 31, 2000 (unless the lender elects to renew the facility) at which time a maximum of 10% of the amount then outstanding becomes due, with the remainder becoming payable in equal monthly installments over a five year period. In addition, as of December 31, 1999, the Company had available lines of credit of $71,000 under various facilities, under which $52,627 was outstanding. Interest rates under these facilities ranged from 6.7% to 7.4%. Subsequent to December 31, 1999 the Company has continued to incur and repay debt obligations in connection with financing its equipment leasing activities.

                (dollars in thousands, except per share amounts)

On February 24, 1998, the Company issued $100,000 principal amount of 6-5/8% Notes due 2003 (the "6-5/8% Private Notes"). The net proceeds were used to repay $83,000 in borrowings under the revolving credit agreement and for other general corporate purposes. On September 18, 1998, the Company consummated an exchange offer whereby the entire $100,000 principal amount of 6-5/8% Private Notes were exchanged for the same principal amount of Interpool 6-5/8% Notes due 2003 (the "6-5/8% Exchange Notes"), which have been registered under the Securities Act. The 6-5/8% Private Notes were originally issued and sold in a transaction exempt from registration under the Securities Act. The 6-5/8% Exchange Notes issued in the exchange offer have substantially the same terms and conditions as the unregistered 6-5/8% Private Notes, except that the 6-5/8% Exchange Notes are not subject to the restrictions on resale or transfer, which applied to the unregistered 6-5/8% Private Notes. During the fourth quarter of 1999, the Company retired $17,000 of the 6-5/8% Private Notes and recognized an extraordinary gain of $740 net of tax expense of $494. As of December 31, 1999, $83,000 principal amount of the 6-5/8% Private Notes remain outstanding.

In July and August, 1997, the Company issued $225,000 of ten year notes, comprised of $150,000 of 7.35% Notes due 2007 and $75,000 of 7.20% Notes due 2007. The net proceeds from these offerings were used to repay secured indebtedness, to purchase equipment and for other investments.

In addition to the debt specifically identified above, the Company has additional notes and loan outstanding with various financial institutions totaling $164,050, as of December 31, 1999, with installments payable in varying amounts through 2007 with interest rates of approximately 4.2% to 12.0%.

In 1998, the Company entered into interest rate swap contracts with notional amounts totaling $79,709. The terms of the interest rate swap contracts are for three, five and seven years. The interest rate swap contracts convert variable rate debt into fixed rate debt. The maturity of these contracts coincides with the maturity of the underlying debt instruments hedged. At December 31, 1999, the notional amount was approximately $57,757.

In 1996, the Company entered into a five year interest rate swap contract with a notional amount of $80,000 to convert variable rate debt into fixed rate debt. The maturity of this contract coincides with the maturity of the underlying debt instruments hedged. In 1997, a portion of the debt instrument hedged was retired and the related portion of the swap contract was closed. At December 31, 1999, the notional amount was approximately $26,218. In 1995, the Company entered into and closed out an interest rate swap contract with a notional amount of $82,021 which was designated as a hedge to protect against increases in interest rates for debt instruments which were secured in 1995. In 1997, the debt instruments hedged were retired and the unamortized swap value was recognized as part of the extraordinary loss on retirement of debt.

(5) Lease securitization program:

On March 30, 1999, the Company entered into an asset backed note program (the "ABN Program"). The ABN Program involved the sale by the Company of direct finance leases (collateralized by intermodal containers) with a historical net book value of $228,832 (the "Assets"). The Assets were sold to a special purpose entity whose sole business activity is issuing asset backed notes ("ABNs"), supported by the future cash flows of the Assets. Proceeds received by the Company upon selling the Assets were $189,087 of cash and the lowest priority ABN issued in the ABN Program (the "Retained Interest") with an allocated historical book value of $47,687.

The transaction was accounted for as a sale by the Company for financial reporting purposes. Accordingly, the Company recorded a pre-tax gain from the sale of $7,942 ($5,742 net of expenses) during the quarter ended March 31, 1999, which is included in revenues in the accompanying consolidated statements of income. The gain represents the difference between (i) the historical basis in the net assets sold and (ii) the cash received plus the allocated historical book value of the Retained Interest. The allocated historical book value of the Retained Interest is determined using the relative amounts of the fair market value of the interests sold to third parties, and the estimated fair market value of Retained Interest.

The Company classified the Retained Interest as an available for sale security which is included in "Other Investment Securities" in the accompanying consolidated balance sheets. Accordingly, the Retained Interest is accounted for at fair value, with any changes in fair value over its allocated historical book value recorded as a component of other comprehensive income, net of tax, in the statement of changes in shareholders' equity. As of December 31, 1999, the Company estimated the fair market value of Retained Interest was $33,359 using a discounted cash flow model assuming expected credit losses of 1.5% and a discount rate of 12.1%. During 1999, the Company recorded interest income on the Retained Interest totaling $3,050 which is included in revenues in the accompanying consolidated statements of income.

                (dollars in thousands, except per share amounts)

Interpool Limited, a subsidiary of the Company (the "Servicer"), acts as servicer for the Assets. Pursuant to the terms of the servicing agreement, the Servicer is paid a fee of 0.40% of the assets under management. The Company's management has determined that the servicing fee paid approximates the fair value for services provided, as such, no servicing asset or liability has been recorded. For the year ended December 31, 1999, the Company received servicing fees totaling $552 which are included in revenues in the accompanying consolidated statement of income.


(6)   Acquisition of Personal Computer Rentals, Inc.:

In May 1999, the Company's Microtech subsidiary acquired a 51% interest in Personal Computer Rentals Inc. (PCR), a nationwide lessor of computers and related equipment at a cost of approximately $3,150. The Company accounted for the acquisition of PCR as a purchase. Accordingly, the acquired assets and liabilities assumed have been recorded at the estimated fair values at the date of acquisition. The Company recorded goodwill of approximately $1,557 in connection with such acquisition, which is being amortized on a straight-line basis over twenty years.

The results of operations of PCR are included in the accompanying consolidated statements of income from the respective date of acquisition.

The following table presents the pro forma consolidated results of operations for the years ended December 31, 1999 and 1998 as if the above acquisition had occurred on January 1:


                                                            1999          1998
                                                            ----          ----
       Revenues                                           $223,137      $208,660
       Income before extraordinary items                    21,684        33,649
       Basis net income per share                         $   0.79      $   1.22
       Diluted net income per share                       $   0.77      $   1.18


(7) Retirement of debt:

During 1999, the Company retired debt and recognized an extraordinary gain of $740 net of tax expense of $494. During 1997, the Company retired debt and recognized an extraordinary loss of $5,428 net of tax benefit of $1,825.

(8) Other contingencies and commitments:

At December 31, 1999, the Company has outstanding purchase commitments for equipment of approximately $81,234.

Under certain of the Company's leasing agreements, the Company as lessee may be obligated to indemnify the lessor for loss, recapture or disallowance of certain tax benefits arising from the lessor's ownership of the equipment. This recourse feature is included in capital lease obligations with a net book value of approximately $25,000.

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

(9) Cash flow information:

For purposes of the consolidated statements of cash flows, the Company includes all highly liquid short-term investments with an original maturity of three months or less in cash and short-term investments.

                (dollars in thousands, except per share amounts)

For the years ended December 31, 1999, 1998 and 1997, cash paid for interest was approximately $66,641, $71,248 and $51,367, respectively. Cash paid for income taxes was approximately $3,587, $2,500 and $3,328, respectively.

(10) Related party transactions:

The Company leases approximately 26,000 square feet of commercial space for its executive offices in Princeton, New Jersey from 211 College Road Associates, a New Jersey general partnership. Martin Tuchman, the Company's Chief Executive Officer, holds a direct or indirect equity interest of 42.65% and Radcliff Group, Inc., a related party, holds a direct or indirect equity interest of 41.95% in 211 College Road Associates. The annual base rental for this property is approximately $465 under a net lease expiring in 2001, subject to renewal. In the opinion of the Company's management, rent being paid under this lease does not exceed rent that the Company would have paid in an arms' length transaction with an unrelated third party.

The Company had a consultation agreement with Radcliff Group, Inc. pursuant to which Radcliff designated Warren L. Serenbetz, a stockholder and director, as an executive consultant. Under the terms of the agreement compensation continues through December 31, 2002. Compensation under this agreement was $492 in 1999, 1998 and 1997.

The Ivy Group, in which Mr. Tuchman, Radcliff Group, Inc. and Mr. Witteveen, the Company's President, hold interests, has invested in chassis which it has leased to Trac Lease, a wholly owned subsidiary of the Company. In 1986, The Ivy Group became a New Jersey general partnership and Mr. Witteveen and two senior executive officers of Trac Lease became partners. Radcliff Group, Inc. and Mr. Tuchman share equally in the net income of The Ivy Group derived from the lease of 1,184 chassis to Trac Lease ("Contributed Chassis"). In addition, each of Radcliff Group and Mr. Tuchman receives 28.5% of the net income of The Ivy Group, other than that derived from the Contributed Chassis. Mr. Witteveen receives 14.3% of the net income of The Ivy Group, other than that derived from the Contributed Chassis. In 1997, 1998 and 1999, 29%, 28.5%, and 31.03%,
respectively of the aggregate gross income of The Ivy Group was derived from the Contributed Chassis and 71%, 71.5%, and 68.97% respectively was derived from other activities. The terms of all agreements between Trac Lease and The Ivy Group, including rental rates, are fixed and, in the opinion of the Company's management, are comparable to terms that Trac Lease would have obtained in arms' length transactions with unrelated third parties. Trac Lease has been advised by the principals of The Ivy Group that the personal tax consequences to such principals would make it inadvisable to terminate the transactions entered into except with respect to any extensions of the lease agreements. The Ivy Group has entered into an agreement with the Company pursuant to which it has agreed not to engage in any business activities that are competitive with the business activities of the Company or its subsidiaries (including Trac Lease) without the prior consent of the Company.

In 1992, The Ivy Group borrowed $7,100 from the Company. In connection therewith, The Ivy Group executed a Chattel Mortgage Security Agreement and Assignment under which the Company was granted a security interest in 4,364 chassis owned by The Ivy Group and was granted an assignment of all rights to receive rental payments and proceeds related to the lease of such chassis (The "Ivy Collateral"). In 1996, the $6,398 balance of the 1992 borrowing was added to the new borrowing of $7,035 for an aggregate loan balance of $13,433. The aggregate loan balance bears interest at LIBOR plus 1.75% repayable over a five year term on an interest only basis, subject to maintenance of fixed loan to collateral value ratios.

As of December 31, 1999, pursuant to equipment lease agreements, Trac Lease leases 6,047 chassis from The Ivy Group for aggregate annual lease payments of approximately $2,933. Such leases either renew automatically unless canceled by either party prior to the first day of the renewal period or expire in 2000. Additionally, Trac Lease leases 983 chassis with lease payments due in 2000 of $252 and a lease buyout amount of $2,212.

On August 15, 1992, Eurochassis L.P., a New Jersey limited partnership in which Mr. Witteveen is one of the limited partners and the general partner, entered into a master equipment lease agreement, as lessor, with Trac Lease, as lessee, pursuant to which Eurochassis L.P. leases 100 chassis to Trac Lease for an annual lease payment of $91. The annual lease term renews automatically unless canceled by either party prior to the first day of the renewal period. The terms of such master equipment lease agreement, in the opinion of Trac Lease's management, are comparable to terms that Trac Lease would have obtained in an arms' length transaction with an unrelated third party.

                (dollars in thousands, except per share amounts)

As of February 28, 1998, the Company entered into a Consulting Agreement with Atlas Capital Partners, L.L.C. ("Atlas"), pursuant to which director nominee Mitchell I. Gordon, President of Atlas, will provide investment banking consulting services to the Company for a term of two years. Under the terms of the Consulting Agreement, Atlas will be paid a monthly fee of $20, plus reimbursement of the reasonable expenses of Atlas. In addition, Atlas will receive an annual incentive fee in such amount as is usual and customary in the investment banking business for investment opportunities actually completed by the Company subject to a minimum fee in the amount of $560. In connection with investment opportunities presented by Atlas, the parties have agreed that Atlas will receive a twenty percent carried interest in investments made with funds provided by the Company, upon terms and conditions to be agreed upon by the parties. The Consulting Agreement is not exclusive on the part of either the Company or Atlas.

The effect of the above related party transactions included in the accompanying statement of income are as follows:

                                                       1999     1998       1997
                                                       ----     ----       ----
        Revenue                                      $  958    $  991     $1,006
                                                     ======    ======     ======
        Lease operating expense                      $3,030    $3,024     $2,573
                                                     ======    ======     ======
        Administrative expense                       $1,092    $1,064     $  943
                                                     ======    ======     ======
        Interest expense                             $  353    $  374     $  568
                                                     ======    ======     ======

(11) Retirement plans:

Certain subsidiaries have defined contribution plans covering substantially all full-time employees. No contributions were made by the Company or its subsidiaries to these plans during the years ended December 31, 1999, 1998, and 1997.

(12) Segment and geographic data:

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

Segment Information:

                                                                    Domestic
                                                      Container    Intermodal
                       1999:                           Leasing      Equipment    Other       Totals
                       -----                           -------      ---------    -----       ------
Revenues from external customers                      $ 94,608      $ 95,182    $28,050   $  217,840
Lease operating and administrative expenses             16,959        38,722     18,167       73,848
Depreciation and amortization                           32,886        22,749      6,101       61,736
Other income/(expense), net                             (1,953)         (870)       195       (2,628)
Interest income                                          3,563         8,486        ---       12,049
Interest expense                                        24,635        39,794      1,977       66,406
Income before taxes and extraordinary item              21,738         1,533      2,000       25,271
Net investment in DFL's                                106,788        35,887     21,719      164,394
Leasing equipment, net                                 409,723       458,265      8,079      876,067
Equipment purchases                                    168,485       128,758     27,044      324,287
Total segment assets                                  $682,353      $723,929    $36,977   $1,443,259

                (dollars in thousands, except per share amounts)

                                                                         Domestic
                                                          Container     Intermodal
                         1998:                             Leasing      Equipment     Other       Totals
                         -----                             -------      ---------     -----       ------
  Revenues from external customers                         $ 92,172      $ 82,069    $ 8,075   $  182,316
  Lease operating and administrative expenses                 9,621        33,332      2,086       45,039
  Depreciation and amortization                              20,982        17,732      3,937       42,651
  Other income/(expense), net                                   873         1,078         47        1,998
  Interest income                                             3,353         7,708        ---       11,061
  Interest expense                                           29,489        33,358      1,424       64,271
  Income before taxes and extraordinary item                 36,306         6,433        675       43,414
  Net investment in DFL's                                   303,180        34,563     18,626      356,369
  Leasing equipment, net                                    362,591       366,448      7,055      736,094
  Equipment purchases                                       156,695        82,813     23,536      263,044
  Total segment assets                                     $756,887      $579,063    $26,284   $1,362,234

                                                                         Domestic
                                                          Container     Intermodal
                         1997:                             Leasing      Equipment     Other       Totals
                         -----                             -------      ---------     -----       ------
  Revenues from external customers                         $ 86,264      $ 69,045    $ 6,116   $  161,425
  Lease operating and administrative expenses                 8,923        28,826      2,083       39,832
  Depreciation and amortization                              18,097        14,613      2,901       35,611
  Other income/(expense), net                                    (3)          383        112          492
  Interest income                                             1,008         3,984        256        5,248
  Interest expense                                           28,528        24,604        999       54,131
  Non-recurring charges                                         ---           ---        ---          ---
  Income before taxes and extraordinary item                 31,721         5,369        501       37,591
  Net investment in DFL's                                   320,149        31,866     11,351      363,366
  Leasing equipment, net                                    301,367       300,558      6,437      608,362
  Equipment purchases                                       176,579        68,648     18,523      263,750
  Total segment assets                                     $656,176      $439,403    $18,877   $1,114,456

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

Geographic Information:
-----------------------
                                         1999           1998           1997
                                         ----           ----           ----
   REVENUES :
   United States (a)                    $  131,256     $   92,106     $   80,752
   International                            86,584         90,210         80,673
                                        ----------     ----------     ----------
                                        $  217,840     $  182,316     $  161,425
                                        ==========     ==========     ==========
   ASSETS :
   United States                        $  760,906     $  605,347     $  469,732
   International                           682,353        756,887        644,724
                                        ----------     ----------     ----------
                                        $1,443,259     $1,362,234     $1,114,456
                                        ==========     ==========     ==========

   (a) Includes revenues from related parties of $958, $991 and $1,006 in 1999, 1998 and 1997, respectively.

                (dollars in thousands, except per share amounts)

(13) Company-obligated mandatorily redeemable preferred securities in subsidiary grantor trusts:

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

(14) Capital stock:

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

Through September 16, 1998, options to purchase 4,408,501 shares under the Company's 1993 Stock Option Plan for Executive Officers and Directors have been granted, 22,500 of which have expired due to failure to exercise and 22,500 of which have been exercised. Options to purchase 75,000 shares have been granted under the Company's Non-qualified Stock Option Plan for Non-employee, Non-consultant Directors 30,000 of which have expired due to failure to exercise and 15,000 of which have been exercised.

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

                (dollars in thousands, except per share amounts)

Changes during 1997, 1998 and 1999 in options outstanding for the combined plans were as follow:

                                                                                 Weighted Average
                                                  Number of Options                Exercise Price
                                                  -----------------                --------------
    Outstanding at January 1, 1997                     2,940,001                      $9.61
         Granted in 1997                               1,498,500                      15.58
         Canceled in 1997                                    ---                        ---
         Exercised in 1997                                   ---                        ---
                                                             ---
    Outstanding at December 31, 1997                   4,438,501                     $11.63
         Granted in 1998                               4,393,501                      10.25
         Canceled in 1998                             (4,401,001)                     11.64
         Exercised in 1998                               (37,500)                      9.68
                                                      ----------
    Outstanding at December 31, 1998                   4,393,501                     $10.25
         Granted in 1999                                     ---                        ---
         Canceled in 1999                                    ---                        ---
         Exercised in 1999                               (13,500)                     10.25
                                                      ----------
    Outstanding at December 31, 1999                   4,380,001                     $10.25
                                                      ==========
    Exercisable at December 31, 1999                   4,380,001                     $10.25
                                                      ==========

Except as disclosed herein above, no other options under either the 1993 Stock Option Plan for Executive Officers and Directors or the Non-qualified Stock Option Plan for Non-employee, Non-consultant Directors have been exercised to date.

Common stock dividends declared and unpaid at December 31, 1999 and 1998 amounted to $1,034 and are included in accounts payable and accrued expenses.

Effective January 1, 1996, the Company adopted the provisions of Statement No. 123, Accounting for Stock-Based Compensation. As permitted by the Statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. To date, all options were granted with exercise price equal to the fair market price of the Company's Stock at Grant Date, accordingly, no compensation expense has been recognized. Options issued with an exercise price below the fair value of the Company's common stock on the date of grant will be accounted for as compensatory options. The difference between the exercise price and the fair value of the Company's common stock will be charged to expense over the shorter of the vesting or service period. Options issued at fair value are non-compensatory. Had the fair value method of accounting been applied to the Company's stock option plans, pro forma net income and per share amounts would be as follows:

                                                   1999        1998        1997
                                                   ----        ----        ----
   Net income as reported                        $22,611     $37,614     $27,663
   Net income pro forma                          $18,681     $32,111     $20,704
   Basic net income per share, as reported       $  0.82     $  1.36     $  0.73
   Basic net income per share, pro forma         $  0.68     $  1.16     $  0.48
   Diluted net income per share, as reported     $  0.80     $  1.31     $  0.71
   Diluted net income per share, pro forma       $  0.66     $  1.12     $  0.47

This pro forma impact only takes into account options granted since January 1, 1995. The average fair value of options granted during 1998 and 1997 was $3.56 and $7.74, respectively. The fair value was estimated using the Black-Scholes option pricing model based on the market price at Grant Date of $10.25 and $15.58 in 1998 and 1997, respectively, and the following weighted average assumptions: risk-free interest rate of 4.95% and 7.11%, expected life of 7 and 10 years, volatility of 35% and 28% and dividend yield of 1.5% and 1.0% in 1998 and 1997, respectively.

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

                (dollars in thousands, except per share amounts)

On March 10, 1997, a total of 248,730 shares, or $24,873 in aggregate liquidation value, of the Company's 5 3/4% Cumulative Convertible Preferred Stock (representing 32.78% of the outstanding shares of Preferred Stock) were converted into a total of 1,596,446 shares of Common Stock.

On March 27, 1997, the Company effected a three-for-two stock split. All prior period have been restated for this stock split.

On November 9, 1999, the Company authorized the repurchase up to 1,000,000 shares of its common stock. The shares will be purchased from time to time through open market purchases or privately negotiated transactions. A total of 158,500 shares were purchased by the Company during the fourth quarter 1999, for an aggregate purchase price of $1,170.


(15) 1999 quarterly financial data (unaudited):

                                               1st(a)           2nd          3rd         4th(b)
                                               ------          ---          ---         ------
    Revenues                                   $56,571        $44,154      $56,939      $60,176
    Income before extraordinary gain           $ 9,256        $ 5,726      $ 6,071      $   818
    Basic income per share                     $  0.34        $  0.21      $  0.22      $  0.03
    Diluted income per share                   $  0.32        $  0.20      $  0.22      $  0.03

    1998 quarterly financial data (unaudited):

                                                 1st            2nd          3rd          4th
                                                 ---            ---          ---          ---
    Revenues                                   $42,832        $44,506      $46,115      $48,863
    Income before extraordinary loss           $ 8,110        $ 9,374      $10,055      $10,075
    Basic income per share                     $  0.29        $  0.34      $  0.36      $  0.37
    Diluted income per share                   $  0.28        $  0.33      $  0.35      $  0.35

    (a) Revenues include a pre-tax gain of $7,942 recognized in connection with the lease securitization.
    (b) Income before extraordinary gain includes a pre-tax write-down of $6,782 for certain equipment for which the residual value was deemed impaired.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item 10 is hereby incorporated by reference to registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed on or about March 30, 2000.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is hereby incorporated by reference to registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed on or about March 30, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item 12 is hereby incorporated by reference to registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed on or about March 30, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item 13 is hereby incorporated by reference to registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed on or about March 30, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS

INTERPOOL, INC.

Report of Independent Public Accountants
Consolidated Balance Sheets--At December 31, 1999 and 1998
Consolidated Statements of Income for the Years Ended December 31, 1999, 1998
  and 1997
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997
Notes to Consolidated Financial Statements

(a)(2)  FINANCIAL STATEMENT SCHEDULES

Schedule II -- Valuation and Qualifying Accounts

 All other schedules for which provision is made in the applicable regulations of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3)  EXHIBITS

  1.1 -- Purchase Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated July 24, 1997, relating to the issuance of the Company's 7.35% Notes due 2007 (incorporated by reference to the Company's Current Report on Form 8-K dated July 27, 1997).
  1.2 -- Purchase Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated July 31, 1997, relating to the issuance of the Company's 7.20% Notes due 2007 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).
  3.1 -- Form of Restated Certificate of Incorporation of the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
  3.2 -- Form of Restated Bylaws of the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
  4.1 -- Form of Certificate representing the Common Stock incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
  4.2 -- Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, relating to the Notes, dated July 29, 1997 incorporated herein by reference to the Company's Form S-4 filed on October 23, 1997.
  4.3 -- Registration Rights Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated July 29, 1997 incorporated herein by reference to the Company's Form S-4 filed on October 23, 1997.
  4.4 -- Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, relating to the Notes, dated August 5, 1997 incorporated herein by reference to the Company's Form S-4 filed on October 24, 1997.
  4.5 -- Registration Rights Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated August 5, 1997 incorporated herein by reference to the Company's Form S-4 filed on October 24, 1997.
 10.1 -- Purchase Agreement dated as of January 30, 1993 by and between Sequa Capital Corp. and the Company, as amended as of March 5, 1993 incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

 10.2 -- Restructuring Agreement as of August 5, 1992 among the Company, Trac Lease, Radcliff Group, Interpool Limited, Sequa Capital Corp., Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Paul H. Serenbetz, Stuart W. Serenbetz and Clay R. Serenbetz incorporated herein by reference to the Registrant's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.3 -- Amended and Restated Term Credit Agreement dated as of February 19, 1993 between the Company and Swiss Bank Corporation incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.4 -- Promissory Note of the Company dated February 11, 1993 to United Jersey Bank/Central N.A. incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.5  --  Employment Agreement dated as of January 1, 1992 by and between Raoul
           J. Witteveen and the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.6 -- Employment Agreement dated as of January 1, 1992 by and between Radcliff Group and the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.7 -- Consultation Services Agreement dated as of January 1, 1992 by and between Radcliff Group and the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.9 -- Form of Stock Option Plan for Executive Officers and Directors incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.10 -- Form of Stockholders' Agreement dated as of May 4, 1993, among the Company and Messrs. Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Clay R. Serenbetz, Paul H. Serenbetz, Stuart W. Serenbetz and Arthur L. Burns and the Serenbetz Trust incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.12 -- Form of Non-Compete Agreement dated as of May 4, 1993, by and between The Ivy Group and the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on December 7, 1993 (Reg. No. 33-71538).
 10.13 -- Lease Agreements by and between 211 College Road Associates and Interpool Limited and 211 College Road Associates and Microtech Leasing. incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.14 -- Lease Agreement dated December 30, 1986 between Princeton Intermodal Equipment Trust I and Trac Lease. incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.15 -- Lease Agreements between The Ivy Group and Trac Lease incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.16 -- Amendment No. 1, dated August 10, 1992, to Secured Promissory Note and Chattel Mortgage, Security Agreement and Assignment by and between The Ivy Group and the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.17 -- Chassis Lease Agreement dated as of August 15, 1992 by and between Eurochassis L.P. and Trac Lease incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.18 -- Form of Transfer and Subscription Agreement among Radcliff Group, Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Clay R. Serenbetz, Paul H. Serenbetz, Stuart W. Serenbetz, the Serenbetz Trust and the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.19 -- Form of Exchange and Subscription Agreement by and between the Company and Arthur L. Burns incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.20 -- Demand promissory notes of the Company payable to Martin Tuchman, Warren L. Serenbetz and Princeton International Properties incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.23 -- Indemnity Agreement between the Company and other directors incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.26 -- Agreement between the Company and Arthur L. Burns regarding certain litigation incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.27 -- Indenture between the Company and IBJ Schroeder Bank & Trust Company, as Trustee, dated January 27, 1997 incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended 12/31/96.
 10.28 -- First Supplemental Indenture between Interpool, Inc. and IBJ Schroeder Bank & Trust Company dated January 27, 1997 incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the period ended 12/31/96.
 10.29 -- Series A Capital Securities Guarantee Agreement dated January 27, 1997 incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended 12/31/96.
 10.30 -- Agreement of Merger dated March 15, 1996 among Trac Lease, Inc., Trac Lease Merger Corp. and the Company incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended 12/31/95.
 10.31 -- Letter Agreement between The Ivy Group and the Company incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the period ended 12/31/95.
 10.32 -- Chassis Lease Agreement dated January 1, 1998 between The Ivy Group and Trac Lease, Inc.
 10.33 -- Consulting Agreement between Interpool, Inc. and Atlas Capital Partners dated February 28, 1998 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for period ended June 30,
           1998).
 12.1 -- Statement regarding computation of ratios of earnings to fixed charges incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on December 7, 1993 (Reg. No. 33-71538).
 21.1 -- Subsidiaries of the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 27.   --  Financial Data Schedule.
 99.1 -- Press Release dated November 9, 1999 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999).
 99.2  --  Press Release dated December 17, 1999.
 99.3  --  Press Release dated December 22, 1999.
 99.4  --  Press Release dated March 1, 2000.

(b)  REPORTS ON FORM 8-K

(b)(1)   No reports on Form 8-K were filed during 1999.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Stockholders of Interpool, Inc.:

We have audited in accordance with generally accepted auditing standards in the United States, the consolidated financial statements of Interpool, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated March 1, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                             Arthur Andersen LLP


New York, New York
March 1, 2000

                        INTERPOOL, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (in thousands)

                                         Balance at Beginning   Charge to Costs and    Write-offs, Net of     Balance at
                                               of Year                Expenses             Recoveries        End of Year
Year Ended December 31, 1999                     $4,632                $7,686                  $2,043           $10,275
                                                 ======                ======                  ======           =======

Year Ended December 31, 1998                     $3,633                $2,142                  $1,143           $ 4,632
                                                 ======                ======                  ======           =======

Year Ended December 31, 1997                     $2,506                $1,972                  $  845           $ 3,633
                                                 ======                ======                  ======           =======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                INTERPOOL, INC.
                                                                (Registrant)

March 27, 2000              By  /s/ Martin Tuchman
                            -----------------------------------------------
                            Martin Tuchman
                            Chairman of the Board, Chief Executive Officer,
                            and Director (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 27, 2000              By  /s/ Martin Tuchman
                                ------------------
                            Martin Tuchman
                            Chairman of the Board, Chief Executive Officer,
                            and Director (Principal Executive Officer)

March 27, 2000              By  /s/ Raoul J. Witteveen
                                ----------------------
                            Raoul J. Witteveen
                            President, Chief Financial Officer and
                            Director (Principal Financial Officer)

March 27, 2000              By  /s/ Warren L. Serenbetz
                                -----------------------
                            Warren L. Serenbetz
                            Director

March 27, 2000              By  /s/ Mitchell I. Gordon
                                ----------------------
                            Mitchell I. Gordon
                            Director

March 27, 2000              By  /s/ Arthur L. Burns
                                -------------------
                            Arthur L. Burns
                            Director

March 27, 2000              By  /s/ Peter D. Halstead
                                ---------------------
                            Peter D. Halstead
                            Director

March 27, 2000              By  /s/ Joseph J. Whalen
                                --------------------
                            Joseph J. Whalen
                            Director

March 27, 2000              By  /s/ Clifton H. W. Maloney
                                -------------------------
                            Clifton H. W. Maloney
                            Director

March 27, 2000              By  /s/ William Geoghan
                                -------------------
                            William Geoghan
                            Senior Vice President (Principal Accounting Officer)

                                  EXHIBIT INDEX

  1.1 -- Purchase Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated July 24, 1997, relating to the issuance of the Company's 7.35% Notes due 2007 (incorporated by reference to the Company's Current Report on Form 8-K dated July 27, 1997).
  1.2 -- Purchase Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated July 31, 1997, relating to the issuance of the Company's 7.20% Notes due 2007 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).
  3.1 -- Form of Restated Certificate of Incorporation of the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
  3.2 -- Form of Restated Bylaws of the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
  4.1 -- Form of Certificate representing the Common Stock incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
  4.2 -- Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, relating to the Notes, dated July 29, 1997 incorporated herein by reference to the Company's Form S-4 filed on October 23, 1997.
  4.3 -- Registration Rights Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated July 29, 1997 incorporated herein by reference to the Company's Form S-4 filed on October 23, 1997.
  4.4 -- Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, relating to the Notes, dated August 5, 1997 incorporated herein by reference to the Company's Form S-4 filed on October 24, 1997.
  4.5 -- Registration Rights Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated August 5, 1997 incorporated herein by reference to the Company's Form S-4 filed on October 24, 1997.
 10.1 -- Purchase Agreement dated as of January 30, 1993 by and between Sequa Capital Corp. and the Company, as amended as of March 5, 1993 incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.2 -- Restructuring Agreement as of August 5, 1992 among the Company, Trac Lease, Radcliff Group, Interpool Limited, Sequa Capital Corp., Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Paul H. Serenbetz, Stuart W. Serenbetz and Clay R. Serenbetz incorporated herein by reference to the Registrant's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.3 -- Amended and Restated Term Credit Agreement dated as of February 19, 1993 between the Company and Swiss Bank Corporation incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.4 -- Promissory Note of the Company dated February 11, 1993 to United Jersey Bank/Central N.A. incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.5 --   Employment Agreement dated as of January 1, 1992 by and between Raoul
           J. Witteveen and the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.6 -- Employment Agreement dated as of January 1, 1992 by and between Radcliff Group and the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.7 -- Consultation Services Agreement dated as of January 1, 1992 by and between Radcliff Group and the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 10.9 -- Form of Stock Option Plan for Executive Officers and Directors incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).

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

 10.33 -- Consulting Agreement between Interpool, Inc. and Atlas Capital Partners dated February 28, 1998 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for period ended June 30,
           1998).
 12.1 -- Statement regarding computation of ratios of earnings to fixed charges incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on December 7, 1993 (Reg. No. 33-71538).
 21.1 -- Subsidiaries of the Company incorporated herein by reference to the Company's Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498).
 27.   --  Financial Data Schedule.
 99.1 -- Press Release dated November 9, 1999 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999).
 99.2  --  Press Release dated December 17, 1999.
 99.3  --  Press Release dated December 22, 1999.
 99.4  --  Press Release dated March 1, 2000.

                                    FOR:      INTERPOOL, INC.

FOR IMMEDIATE RELEASE

                                CONTACT:      Raoul J. Witteveen
                                              President, Chief Operating Officer
                                              and Chief Financial Officer
                                              (212) 916-3261

                                              Morgen-Walke Associates:
                                              Gordon McCoun, Jennifer Angell
                                              Media contacts: Merridith Ingram,
                                              Heather Fox
                                             (212) 850-5600

                 INTERPOOL, INC. REPORTS 3RD QUARTER NET INCOME
        PER DILUTED SHARE OF $0.22 AS COMPARED WITH $0.35 FOR PRIOR YEAR

           - BOARD OF DIRECTORS AUTHORIZES SHARE REPURCHASE PROGRAM -

PRINCETON, NJ, November 9, 1999 -- Interpool, Inc. (NYSE:IPX) reported today that its 1999 third quarter net income was $6,071,000, or $0.22 per diluted share, as compared with net income of $10,055,000, or $0.35 per diluted share, for the same period in 1998. Revenues during the third quarter of 1999 were $56,939,000, as compared to $46,115,000 in the third quarter of 1998.

For the first nine months of 1999, net income was $21,053,000 or $0.74 per diluted share, as compared with net income of $27,539,000, or $0.96 per diluted share, for the same period in 1998. Revenues for the first nine months of 1999 were $157,664,000, as compared to $133,453,000 in the same period last year.

Revenues and pre-tax profits from Interpool's operating leases, which include both containers and chassis on long-term lease, rose both year-over-year and sequentially due primarily to increases in the size of the fleets. Operating lease revenues grew 20% over last year and 8% from the second quarter, and pre-tax profits increased by 7% from last year and by 10% from the prior quarter. The Company's container operating lease fleet at the end of the third quarter was approximately 277,000 TEUs (twenty-foot-equivalent units), up from 260,000 TEUs at the beginning of the quarter. The chassis operating lease fleet at September 30th was 80,000, up from 75,000 at the end of the previous quarter. Utilization of the container fleet increased from 97% in the second quarter to 98% in the third quarter, and chassis utilization increased from 92% to 93% for the same time period. Container prices stabilized during the quarter and have begun to trend upwards, and chassis pricing remained consistent with previous levels.

Revenues of Other Operations increased to $12.4 million in the third quarter from $2.2 million a year ago due to the contribution of PCR Personal Computer Rental Corporation ("PCR"), a nationwide lessor of computers and related equipment, in which Interpool's Microtech subsidiary acquired a 51% interest in May 1999. PCR contributed approximately $9,800,000 to revenues and $87,000 to net income in the 1999 third quarter.

                                    - MORE -

Interpool  3Q99                      11/9/99                              Page 2

Martin Tuchman, Chairman and Chief Executive Officer, commented: "We are pleased with the performance of our operating lease business. The Company's container business continues to experience solid demand in Europe and the Far East, and orders for new equipment in the chassis business remain at high levels. We are receiving very attractive leasing rates for our chassis, and have seen a stabilization of rates in our container business. The Company is operating at an 80% renewal rate on its long-term leases, and we expect these strong trends to continue into the fourth quarter and beyond."

The Company also announced today that it has terminated its efforts to explore the separation and spin-off of its Microtech and Poolstat businesses due to the inability to secure a tax-free determination of the transaction.

Additionally, Interpool reported that its Board of Directors has authorized the Company to repurchase up to 1,000,000 shares of Interpool common stock. The shares will be purchased from time to time through open market purchases or privately negotiated transactions. Senior management also indicated that they intend to continue adding to their already significant common stock position. As of the end of the 1999 third quarter, the Company had a total of 27,579,952 common shares outstanding.

Mr. Tuchman concluded: "The Board's decision to implement a stock repurchase program demonstrates our confidence in the Company's future prospects and our view that Interpool stock is undervalued with respect to our recent performance and earnings potential, as well as our book value of approximately $11.00 per share."

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

Note: This press release and other press releases and information can be viewed at the Company's website at www.interpool.com.
                            ------------------

                                - TABLES FOLLOW -

                         INTERPOOL, INC.
                 CONSOLIDATED STATEMENT OF INCOME
             (In thousands, except amounts per share)                        Three Months Ended           Nine Months Ended
                           (Unaudited)                                           September 30,                September 30,
                                                                            1999           1998          1999          1998
                                                                            ----           ----          ----          ----
REVENUES                                                                 $56,939        $46,115      $157,664      $133,453

COST AND EXPENSES:
     Lease operating and administrative expenses                          21,403         10,778        51,926        32,148
     Depreciation and amortization of leasing equipment                   14,513         10,865        40,064        30,941
     Other (income)/expense, net                                           1,139           (214)        1,973          (545)
                                                                         -------        -------      --------      -------

     Earnings before interest and taxes                                   19,884         24,686        63,701        70,909
     Interest expense, net                                                13,163         12,581        40,648        38,620
                                                                         -------        -------      --------      --------

     Income before taxes                                                   6,721         12,105        23,053        32,289
     Provision for income taxes                                              650          2,050         2,000         4,750
                                                                         -------        -------      --------      --------

NET INCOME                                                               $ 6,071        $10,055      $ 21,053      $ 27,539
                                                                         =======        =======      ========      ========

NET INCOME PER SHARE:
     Basic                                                               $  0.22          $0.36      $   0.76      $  1.00
     Diluted                                                             $  0.22          $0.35         $0.74      $  0.96

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                                                27,580         27,566        27,574        27,560
     Diluted                                                              27,900         28,584        28,458        28,574

CONSOLIDATED BALANCE SHEET
                          (In thousands)                                   September 30,           December 31,
                            (Unaudited)                                        1999                   1998
                                                                               ----                   ----
ASSETS
     Cash and short-term investments and marketable securities             $  151,105              $  112,298
     Accounts and notes receivable, net                                        38,504                  32,746
     Net investment in direct financing leases                                127,397                 356,369
     Other receivables, net                                                    61,150                  56,758
     Revenue producing equipment, net                                         856,491                 736,094
     Other assets                                                             112,019                  67,969
                                                                           ----------              ----------
TOTAL ASSETS                                                               $1,346,666              $1,362,234
                                                                           ==========              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts payable and accrued expenses                                 $   48,664              $   50,098
     Income taxes                                                              19,670                  19,609
     Deferred income                                                              820                   1,531
     Debt and capital lease obligations                                       897,925                 932,157
     Capital securities                                                        75,000                  75,000
     Minority interest                                                            967                     624
     Stockholders' equity                                                     303,620                 283,215
                                                                           ----------              ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $1,346,666              $1,362,234
                                                                           ==========              ==========

                         INTERPOOL, INC.
                  BUSINESS OPERATIONS BREAKDOWN                                           PRETAX
                          (In thousands)                         REVENUES             PROFIT/(LOSS)
                                                                 --------             -------------
                                                           Three Months Ended        Three Months Ended
                                                               September 30,             September 30,
                                                           1999          1998         1999         1998
                                                           ----          ----         ----         ----
OPERATING LEASE BUSINESS                                $41,448       $34,545      $ 9,909       $9,239
FINANCE LEASE BUSINESS                                    2,942         9,016          854        4,124
OTHER OPERATIONS                                         12,425         2,243         (765)        (470)
CORPORATE/INVESTMENT DIVISION                             2,645         3,588       (3,277)        (788)

                                                        ###

                                      FOR:   INTERPOOL, INC.
FOR IMMEDIATE RELEASE

                                  CONTACT:   Raoul J. Witteveen
                                             President, Chief Operating Officer
                                             and Chief Financial Officer
                                             (212) 916-3261

                                             Morgen-Walke Associates:
                                             Gordon McCoun, Jennifer Angell
                                             Media contacts: Heather Fox
                                            (212) 850-5600

                 INTERPOOL, INC. ANNOUNCES IT HAS ENTERED INTO A
                 CONFIDENTIALITY AGREEMENT WITH THE CRONOS GROUP

         PRINCETON, NJ, December 17, 1999 -- Interpool, Inc. (NYSE:IPX) announced today it has entered into a confidentiality and standstill agreement with The Cronos Group (NASDAQ:CRNS) and, in connection therewith, has agreed to withdraw its nominees for election to the Cronos Board of Directors at Cronos upcoming annual meeting of shareholders. Interpool remains interested in pursuing a transaction with Cronos, through an affiliate of Interpool, Container Applications International, Inc. (CAI), and has agreed with Cronos that between now and April 30, 2000 it will not pursue such a transaction on an unsolicited basis.

         "As we said in the past, our preference has always been, and continues to be, to effect a transaction with Cronos on a negotiated basis," said Raoul J. Witteveen, President, Chief Operating Officer and Chief Financial Officer of Interpool.

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

Note: This press release and other press releases and information can be viewed at the Company's website at www.interpool.com.
                            ------------------
                                       ###

                                       FOR:   INTERPOOL, INC.
FOR IMMEDIATE RELEASE

                                   CONTACT:   Raoul J. Witteveen
                                              President, Chief Operating Officer
                                              and Chief Financial Officer
                                              (212) 916-3261

                                              Morgen-Walke Associates
                                              Gordon McCoun, Jennifer Angell
                                              Media contact: Heather Fox
                                              (212) 850-5600

              INTERPOOL, INC. TO PAY CASH DIVIDEND ON COMMON STOCK

PRINCETON, N.J., December 22, 1999 - Interpool, Inc. (NYSE: IPX) announced today that it will pay a cash dividend of 3.75 cents per share for the fourth quarter of 1999. The dividend will be payable on January 15, 2000 to shareholders of record on January 3, 2000. The aggregate amount of the dividend is expected to be approximately $1,028,000.00. The amount of the quarterly dividend is based on a 1999 annualized dividend rate of 15 cents per share.

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

                                       ###

Note: This press release and other press releases and information can be viewed at the Company's website at www.interpool.com.
                            ------------------

                                       FOR:   INTERPOOL, INC.
FOR IMMEDIATE RELEASE

                                   CONTACT:   Raoul J. Witteveen
                                              President, Chief Operating Officer
                                              and Chief Financial Officer
                                              (212) 916-3261

                                              Morgen-Walke Associates:
                                              Gordon McCoun, Jennifer Angell
                                              Media contacts: Heather Fox
                                              (212) 850-5600

          INTERPOOL, INC. REPORTS 4TH QUARTER AND 1999 YEAR-END RESULTS

 - Net Income of $7.6 Million, or $0.28 Per Diluted Share, before Non-recurring and Extraordinary Items -

PRINCETON, NJ, March 1, 2000 -- Interpool, Inc. (NYSE:IPX) reported today that its 1999 fourth quarter net income, before non-recurring and extraordinary items, was $7,600,000 or $0.28 per diluted share, as compared with net income of $10,075,000, or $0.35 per diluted share, for the same period in 1998. Revenues during the fourth quarter of 1999 were $60,176,000, as compared to $48,863,000 in the fourth quarter of 1998. Operating income was $22,709,000 in the quarter versus $25,715,000 for the same period last year.

Fourth quarter 1999 earnings include costs of $6,782,000 after-tax, or $0.25 per diluted share, associated with the write-down of certain container equipment with manufacturer's defects subject to a warranty claim for which the expense was not recoverable due to the bankruptcy of the manufacturer. The quarter also included an after-tax gain of $740,000, or $0.03 per diluted share, related to the retirement of $17,000,000 in senior unsecured notes. Including these non-recurring and extraordinary items, net income for the 1999 fourth quarter was $1,558,000, or $0.06 per diluted share.

Results in the recent quarter reflect the contribution of PCR Personal Computer Rental Corporation ("PCR"), a nationwide lessor of computers and related equipment, in which Interpool's Microtech subsidiary acquired a 51% interest in May 1999. PCR contributed approximately $8,600,000 to revenues and $51,000 to net income for the 1999 fourth quarter.

For the fiscal year ended December 31, 1999, net income, before non-recurring and extraordinary items, was $28,653,000 or $1.01 per diluted share, as compared with net income of $37,614,000, or $1.31 per diluted share, for the same period in 1998. Revenues for the 1999 year were $217,840,000, as compared to $182,316,000 in the same period last year. Operating income was $86,410,000 for the 1999 year versus $96,624,000 in the prior year.

Including the non-recurring and extraordinary items described above, net income for the 1999 year was $22,611,000, or $0.80 per diluted share. In addition, PCR contributed for the year approximately $18,300,000 to revenues and $138,000 to net income.

Revenues and pre-tax profits from Interpool's operating leases, which include both containers and chassis on long-term lease, rose both year-over-year and sequentially due primarily to increases in the size of the fleets. Operating lease revenues grew 23.2% over last year and 10.5% from the third quarter, and pre-tax profits increased by 1.2% from last year and by 18.9% from the prior quarter. The Company's container operating lease fleet at the end of the fourth quarter was approximately 292,000 TEUs (twenty-foot-equivalent units), up from 277,000 TEUs at the end of the third quarter. The chassis operating lease fleet at December 31st was 84,000, up from 80,000 at the end of the previous quarter. Utilization of the container fleet for the fourth quarter remained level with the third quarter at 98%, while chassis utilization continued to increase, rising from 93% to 95% in the most recent quarter. Container pricing has stabilized since the 1999 second quarter and is trending upwards, and chassis prices are steadily increasing.
                                    - MORE -

Interpool  4Q99                   March 1, 2000                           Page 2

Additionally, the Company announced that management has repurchased approximately 160,000 shares to date in its stock buyback program. The program was initiated in the 1999 third quarter and has 1,000,000 common shares under authorization for repurchase. As of the end of the 1999 fourth quarter, the Company had a total of 27,421,452 common shares outstanding.

Martin Tuchman, Chairman and Chief Executive Officer, commented: "Our fourth quarter and year end results reflect the Company's expansion of our intermodal equipment fleet, and the fact that our container and chassis leasing businesses are operating at close to full capacity. The Company's container business continues to experience solid demand in Europe and the Far East, and we are off to a very strong start in the first quarter."

Mr. Tuchman continued: "We have expanded our container fleet by buying new equipment at very favorable prices as lease rates have continued to trend upwards over the course of 1999, and orders for new equipment in the chassis business remain at high levels. We are also receiving very attractive leasing rates for our chassis equipment, and are seeing sequential improvement in our chassis margins. The Company is operating at an 80% renewal rate on its long-term leases and overall utilization of approximately 97%."

Mr. Tuchman concluded: "We enter the new year with substantial financial resources available for investment in operating assets. We concluded the year with over $200,000,000 in cash on our balance sheet and over $75,000,000 available on our credit lines. We are optimistic that the positive trends in leasing rates that we saw in the second half of 1999 will continue into 2000, and we expect to deploy additional capital into the market at favorable spreads. With the combination of our available capital and the $300,000,000 in capital invested in our operating lease and other businesses during the year, Interpool is in a strong position to expand our fleets and continue to strengthen the business through internal growth. We expect to generate strong returns on our investments over the next year and are optimistic that these returns, coupled with the positive trends we are seeing in our operations, should translate into earnings growth in 2000 and beyond."

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

Note: This press release and other press releases and information can be viewed at the Company's website at www.interpool.com.
                            ------------------

                                - TABLES FOLLOW -

                                 INTERPOOL, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except amounts per share)
                                   (Unaudited)

                                                                          Three Months              Twelve Months
                                                                             Ended                     Ended
                                                                          December 31,               December 31,
                                                                        1999       1998            1999       1998
                                                                        ----       ----            ----       ----
REVENUES                                                              $60,176    $48,863         $217,840   $182,316
LEASE OPERATING AND ADMINISTRATIVE EXPENSES                            21,922     12,891           73,848     45,039
DEPRECIATION AND AMORTIZATION OF LEASING EQUIPMENT                     14,890     11,710           54,954     42,651
OTHER (INCOME)/EXPENSE, NET                                               655     (1,453)           2,628     (1,998)
                                                                      -------    -------         --------   --------
EARNINGS BEFORE INTEREST, TAXES
    EXTRAORDINARY GAIN AND NON-RECURRING CHARGE                        22,709     25,715           86,410     96,624
INTEREST EXPENSE, NET                                                  13,709     14,590           54,357     53,210
                                                                      -------    -------         --------   --------
INCOME BEFORE TAXES, EXTRAORDINARY GAIN
    AND NON-RECURRING CHARGE                                            9,000     11,125           32,053     43,414
PROVISION FOR INCOME TAXES                                              1,400      1,050            3,400      5,800
                                                                      -------    -------         --------   --------
INCOME BEFORE EXTRAORDINARY GAIN
   AND NON-RECURRING CHARGE                                           $ 7,600    $10,075         $ 28,653   $ 37,614
EXTRAORDINARY GAIN ON RETIREMENT OF DEBT,
   NET OF APPLICABLE   TAXES OF $494 (1)                                  740                         740
NON-RECURRING CHARGE - EQUIPMENT
    WARRANTY RESERVE (2)                                               (6,782)                     (6,782)
                                                                      -------                    --------
NET INCOME                                                            $ 1,558    $10,075         $ 22,611   $ 37,614
                                                                      =======    =======         ========   ========
INCOME PER SHARE BEFORE EXTRAORDINARY GAIN AND
   NON-RECURRING CHARGE:
        BASIC                                                         $  0.28    $  0.37         $   1.04   $   1.36
        DILUTED                                                       $  0.28    $  0.35         $   1.01   $   1.31
EXTRAORDINARY GAIN ON RETIREMENT OF DEBT
        BASIC                                                         $  0.03        N/A         $   0.03        N/A
        DILUTED                                                       $  0.03        N/A         $   0.03        N/A
NON-RECURRING CHARGE - EQUIPMENT WARRANTY RESERVE
        BASIC                                                          ($0.25)       N/A           ($0.25)       N/A
        DILUTED                                                        ($0.25)       N/A           ($0.24)       N/A
NET INCOME PER SHARE:
        BASIC                                                         $  0.06    $  0.37         $   0.82   $   1.36
        DILUTED                                                       $  0.06    $  0.35         $   0.80   $   1.31
WEIGHTED AVERAGE SHARES OUTSTANDING:
        BASIC                                                          27,561     27,566           27,571     27,561
        DILUTED                                                        27,561     28,736           28,234     28,615

(1) Represents gain on retirement of $17 million face value of Interpool, Inc. 6-5/8% Notes due March 1, 2003.
(2) Represents a non cash and non-recurring charge for certain containers produced in 1991 and 1992 which had manufacturers defects. This expense was not fully recoverable due to bankruptcy of the manufacturer.

                               - TABLES CONTINUE -

                                INTERPOOL, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                                                December 31,             December 31,
                                                                        1999                     1998
                                                                        ----                     ----
 ASSETS
     Cash and short-term investments and marketable securities    $  208,126               $  112,298
     Accounts and notes receivable, net                               31,837                   32,746
     Net investment in direct financing leases                       164,394                  356,369
     Other receivables, net                                           52,437                   56,758
     Revenue producing equipment, net                                876,067                  736,094
     Other assets                                                    112,580                   67,969
                                                                  ----------               ----------
TOTAL ASSETS                                                      $1,445,441               $1,362,234
                                                                  ==========               ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts payable and accrued expenses                        $   46,141               $   50,098
     Income taxes                                                     20,846                   19,609
     Deferred income                                                     618                    1,531
     Debt and capital lease obligations                              998,729                  932,157
     Capital securities                                               75,000                   75,000
     Minority interest                                                 1,144                      624
     Stockholders' equity                                            302,963                  283,215
                                                                  ----------               ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $1,445,441               $1,362,234
                                                                  ==========               ==========

                                 INTERPOOL, INC.
                          BUSINESS OPERATIONS BREAKDOWN
                                 (In thousands)
                                   (Unaudited)

                                                                                    PRETAX
                                                    REVENUES                     PROFIT/(LOSS)
                                                    --------                     -------------
                                                Three Months Ended             Three Months Ended
                                                   December 31,                   December 31,
                                                1999         1998            1999          1998
                                                ----         ----            ----          ----
OPERATING LEASE BUSINESS                      $45,815      $37,182          $11,778       $11,634
FINANCE LEASE BUSINESS                          2,957        8,853              324         3,401
OTHER OPERATIONS                               11,236        2,451             (692)         (597)
CORPORATE/INVESTMENT DIVISION                   3,771        3,029           (2,410)       (3,313)

                                                        ###