Form 10-Q
period 2000-03-31
INTERPOOL INC
filed 2000-05-12
CIK 898777

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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



As of May 12, 2000, 27,421,452 shares of common stock, $.001 par value were outstanding.


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days Yes _X_ No ___

                        INTERPOOL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                          Page No.
Part I - Financial Information:

         Introduction to Financial Statements                                                                   3

         Condensed Consolidated Balance Sheets
              March 31, 2000 and December 31, 1999                                                              4

         Condensed Consolidated Statements of Income
              For the Three Months ended March 31, 2000 and 1999                                                5

         Condensed Consolidated Statements of Cash Flows
              For the Three Months ended March 31, 2000 and 1999                                                6

         Condensed Consolidated Statements of Changes in Stockholders' Equity
              For the Year Ended December 31, 1999 and the Three Months ended March 31, 2000                    7

         Notes to Condensed Consolidated Financial Statements                                              8 - 11

         Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                               12 - 14


Part II - Other Information:

         Item 6:    Exhibits and Reports on Form 8-K                                                           15

         Signatures                                                                                            16

         Exhibits                                                                                              17

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

                        INTERPOOL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)




                                                                                    March 31,         December 31,
     ASSETS                                                                            2000              1999
                                                                                   -----------        -----------
                                                                                   (Unaudited)
CASH AND SHORT-TERM INVESTMENTS                                                    $    96,087        $   207,388
MARKETABLE SECURITIES, at fair value                                                       122                238
ACCOUNTS AND NOTES RECEIVABLE, less allowance of $11,318 and
   $10,275 respectively                                                                 33,341             31,837
NET INVESTMENT IN DIRECT FINANCING LEASES                                              175,575            164,394
OTHER RECEIVABLES, net, including amounts from related parties of
   $13,433 and $13,433, respectively                                                    54,812             52,437
LEASING EQUIPMENT, net of accumulated depreciation and amortization of
   $241,613 and $230,460, respectively                                                 925,273            876,067
OTHER INVESTMENT SECURITIES, at fair value                                              31,747             33,359
OTHER ASSETS                                                                            81,935             77,539
                                                                                   -----------        -----------
     TOTAL ASSETS                                                                  $ 1,398,892        $ 1,443,259
                                                                                   ===========        ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                              $    46,018        $    47,907
INCOME  TAXES                                                                           21,590             18,995
DEFERRED INCOME                                                                            536                618
DEBT AND CAPITAL LEASE OBLIGATIONS, including $2,255 and $2,296 due to a related party, respectively:
     Due within one year                                                               116,456            115,286
     Due after one year                                                                827,115            882,942
                                                                                   -----------        -----------
                                                                                       943,571            998,228
                                                                                   -----------        -----------

COMPANY-OBLIGATED  MANDATORILY  REDEEMABLE  PREFERRED  SECURITIES  IN SUBSIDIARY
   GRANTOR  TRUSTS  (holding  solely  junior  Subordinated  Deferrable  interest debentures of the Company) (75,000 shares
   9-7/8% Capital Securities outstanding, liquidation preference $75,000)               75,000             75,000

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES                                              1,313              1,144

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued            --                 --
   Common stock, par value $.001 per share; 100,000,000 shares authorized,
      27,579,952 issued at March 31, 2000 and December 31, 1999                             28                 28
   Additional paid-in capital                                                          124,184            124,184
   Treasury stock, at cost, 158,500 shares in 2000 and 1999                             (1,170)            (1,170)
   Retained earnings                                                                   187,127            177,612
   Accumulated other comprehensive income                                                  695                713
                                                                                   -----------        -----------
   Total stockholders' equity                                                          310,864            301,367
                                                                                   -----------        -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 1,398,892        $ 1,443,259
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


                        INTERPOOL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                            2000           1999
                                                                                          -------        -------

REVENUES                                                                                  $61,152        $56,571
                                                                                          -------        -------
COST AND EXPENSES:

   Lease operating and administrative expenses                                             19,848         14,272

   Provision for doubtful accounts                                                            862          4,617

   Depreciation and amortization of leasing equipment                                      15,452         12,679

   Other (income)/expense, net                                                                363            396

   Interest expense, net                                                                   13,634         14,851
                                                                                          -------        -------

                                                                                           50,159         46,815
                                                                                          -------        -------
   Income before provision for income taxes, cumulative effect of change in
        accounting principle and extraordinary gain                                        10,993          9,756

PROVISION FOR INCOME TAXES                                                                  1,950            500
                                                                                          -------        -------

   Income before cumulative effect of change in accounting principle and
        extraordinary gain                                                                  9,043          9,256

   Cumulative effect of change in accounting principle, net of applicable taxes of $440       660             --

   Extraordinary gain on debt retirement, net of applicable taxes of $560                     840             --
                                                                                          -------        -------

NET INCOME                                                                                $10,543        $ 9,256
                                                                                          =======        =======

INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING  PRINCIPLE AND
   EXTRAORDINARY GAIN:

       Basic                                                                              $  0.33        $  0.34
                                                                                          =======        =======

       Diluted                                                                            $  0.33        $  0.32
                                                                                          =======        =======

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:

      Basic                                                                               $  0.02             NA
                                                                                          =======        =======

      Diluted                                                                             $  0.02             NA
                                                                                          =======        =======
EXTRAORDINARY GAIN PER SHARE:

       Basic                                                                              $  0.03             NA
                                                                                          =======        =======

       Diluted                                                                            $  0.03             NA
                                                                                          =======        =======
NET INCOME PER SHARE:

       Basic                                                                              $  0.38        $  0.34
                                                                                          =======        =======

       Diluted                                                                            $  0.38        $  0.32
                                                                                          =======        =======

WEIGHTED AVERAGE SHARES OUTSTANDING (in  thousands):

        Basic                                                                              27,421         27,566
                                                                                          =======        =======

        Diluted                                                                            27,421         28,853
                                                                                          =======        =======

                The accompanying notes to consolidated financial statements are an integral part of these statements.

                        INTERPOOL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                                       Three Months Ended
                                                                                                            March 31,
                                                                                                       2000               1999
                                                                                                     ---------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                             $10,543            $9,256
Adjustments to reconcile net income to net cash provided by operating activities --
   Depreciation and amortization                                                                        16,052            13,068
   Loss (gain) on sale of leasing equipment                                                                423             (100)
   Collections on net investment in direct financing leases                                             25,341            39,373
   Income recognized on direct financing leases                                                        (5,904)           (8,064)
   Provision for uncollectible accounts                                                                    862             4,617
   Gain on retirement of debt                                                                            (840)               ---
   Cumulative effect of change in accounting principle                                                   (660)               ---
   Gain on securitized lease receivables                                                                   ---           (7,942)
   Changes in assets and liabilities -
     Accounts and notes receivable                                                                     (2,259)          (12,660)
     Other receivables                                                                                 (2,375)             4,512
     Other assets and non-cash transactions                                                            (3,268)           (3,397)
     Accounts payable and accrued expenses                                                             (3,989)           (5,885)
     Income taxes payable                                                                                  828               574
     Deferred income                                                                                      (81)               607
     Minority interest in equity of subsidiaries                                                           169                35
                                                                                                     ---------          --------
        Net cash provided by operating activities                                                       34,842            33,994
                                                                                                     ---------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment                                                                      (75,619)          (26,486)
Proceeds from dispositions of leasing equipment                                                          3,641             3,504
Investment in direct financing leases                                                                 (23,945)          (11,732)
Changes in marketable securities and other investing activities                                             99             3,538
Change in accrued equipment purchases                                                                    4,527          (16,856)
                                                                                                     ---------          --------
        Net cash used for investing activities                                                        (91,297)          (48,032)
                                                                                                     ---------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                                                14,419            20,548
Payment of long-term debt and capital lease obligations                                               (36,620)          (29,034)
Borrowings of revolving credit lines                                                                    48,253            27,141
Repayment of revolving credit lines                                                                   (79,870)         (116,420)
Proceeds from securitized lease receivables                                                                ---           189,212
Dividends paid                                                                                         (1,028)           (1,034)
                                                                                                     ---------          --------
        Net cash (used for) provided by financing activities                                          (54,846)            90,413
                                                                                                      --------            ------
        Net increase (decrease) in cash and short-term investments                                   (111,301)            76,375
CASH AND SHORT-TERM INVESTMENTS, beginning of period                                                   207,388           107,226
                                                                                                     ---------          --------
CASH AND SHORT-TERM INVESTMENTS, end of period                                                         $96,087          $183,601
                                                                                                     =========          ========

           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        INTERPOOL, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 FOR THE YEARS ENDED DECEMBER 31, 1999 AND THE THREE MONTHS ENDED MARCH 31, 2000
                        (dollars and shares in thousands)
                                   (Unaudited)



                              Preferred Stock       Common Stock                                                Accum.
                              ---------------       ------------       Additional                               Other
                                        Par                     Par     Paid-in     Treasury     Retained       Comp.        Comp.
                               Shares  Value      Shares       Value    Capital       Stock      Earnings       Income      Income
                               ------  -----      ------       -----    --------     -------      -------       ------      -------
BALANCE, December 31, 1998        --   $  --      27,566        $ 28    $124,046     $    --     $159,138        $   3

Net income                        --      --          --          --          --          --       22,611           --      $22,611

Other comprehensive income        --      --          --          --          --          --           --          710          710
                                                                                                                            -------

Comprehensive income              --      --          --          --          --          --           --           --      $23,321
                                                                                                                            =======

Shares issued on exercise of
   stock option                   --      --          14          --         138          --           --

Purchase of 158,500 shares of
   treasury stock                 --      --          --          --          --      (1,170)          --           --

Cash dividends declared:

     Common stock, $0.15 per
          share                   --      --          --          --          --          --       (4,137)          --
                               -----   -----      ------      ------    --------     -------      -------        -----      -------

BALANCE, December 31, 1999        --   $  --      27,580        $ 28    $124,184     $(1,170)    $177,612        $ 713
                                       =====      ======        ====    ========     =======      =======        =====      =======

Net income                        --      --          --          --          --          --       10,543           --      $10,543

Other comprehensive loss          --      --          --          --          --          --           --          (18)         (18)
                                                                                                                            -------

Comprehensive income              --      --          --          --          --          --           --           --      $10,525
                                                                                                                            =======

Shares issued on exercise of
  Stock option                    --      --          --          --          --          --           --           --           --

Cash dividends declared:

     Common stock, $0.15 per
          share                   --      --          --          --          --          --       (1,028)          --           --
                               -----   -----      ------        ----   ---------     -------    ---------        -----      -------

BALANCE, March 31, 2000           --   $  --      27,580        $ 28   $ 124,184     $(1,170)    $187,127        $ 695
                               =====   =====      ======        ====   =========     =======    =========        =====      =======

The accompanying notes to consolidated financial statements are an integral part of these statements.


                        INTERPOOL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


Note 1 --Nature of operations and accounting policies:


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

C.   Net income per share:

     Basic net income per share is computed by deducting preferred dividends from net income to arrive at income attributable to common stockholders. This amount is then divided by the weighted average number of shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options have been added to the weighted shares outstanding in the diluted earnings per share computation for the three months ended March 31, 1999. For the three months ended March 31, 2000, the effect of stock options is antidilutive, thus the common shares issuable has not been added to the weighted shares outstanding.

     A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:



                                                                 (in thousands)
                                                              Three Months Ended
                                                                   March 31,
                                                                2000       1999
                                                               ------     ------

Average common shares outstanding                              27,421     27,566


Common shares issuable (1)                                         --      1,287

Average common shares outstanding assuming dilution            27,421     28,853

(1)  Issuable under stock option plans

                (Dollars in thousands, except per share amounts)

D.       Comprehensive income:

         The tax effect of comprehensive income is as follows:

                                                                                            Before-Tax        Tax        Net of Tax
                                                                                              Amount          Effect       Amount
                                                                                            ----------       ------     ----------
Three Months Ended March 31, 2000
Unrealized gains on securities -
   Unrealized holding gains arising during period                                               $ 714          $ (19)         $ 695
   Less:  Reclassification adjustments realized in net income                                      --             --             --
                                                                                                -----          -----          -----
Unrealized gain on marketable securities                                                        $ 714          $ (19)         $ 695
                                                                                                =====          =====          =====

Three Months Ended March 31, 1999

Unrealized losses on securities -
   Unrealized holding losses arising during period                                              $(103)         $  36          $ (67)
   Less:  Reclassification adjustments for gains realized in net income                            86            (30)            56
                                                                                                -----          -----          -----
Unrealized loss on marketable securities                                                        $(189)         $  66          $(123)
                                                                                                =====          =====          =====


Note 2 -- Cash flow information:

         For the three months ended March 31, 2000 and 1999 cash paid for interest was approximately $24,937 and $25,154, respectively. Cash paid for income taxes was approximately $300 and $1,048, respectively.

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




Segment Information:
--------------------

                                                                                    Domestic
                                                                Container          Intermodal
           Three Months ended 2000:                              Leasing           Equipment          Other              Totals
           -----------------------                             -----------        -----------       -----------        -----------

Revenues from external customers                                $    23,682        $    26,847       $    10,623        $    61,152
Lease operating and administrative expenses                           3,536              9,876             7,298             20,710
Depreciation and amortization                                         7,078              6,514             1,860             15,452
Other income/(expense), net                                            (331)                66               (98)              (363)
Interest income                                                       1,617              2,806                --              4,423
Interest expense                                                      7,488              9,967               602             18,057
Income before taxes and extraordinary item                            6,866              3,362               765             10,993
Net investment in DFL's                                             118,697             36,018            20,860            175,575
Leasing equipment, net                                              430,079            485,125            10,069            925,273
Equipment purchases                                                  49,650             38,780            11,134             99,564
Total segment assets                                            $   639,079        $   719,282       $    40,531        $ 1,398,892




                (Dollars in thousands, except per share amounts)

                                                                                    Domestic
                                                                 Container         Intermodal
                       Three Months ended 1999:                   Leasing          Equipment            Other              Totals
                       ----------------------                   -----------        -----------        -----------       -----------

Revenues from external customers                                $    32,024        $    22,243        $     2,304       $    56,571
Lease operating and administrative expenses                           6,754             11,546                589            18,889
Depreciation and amortization                                         6,299              5,313              1,067            12,679
Other income/(expense), net                                            (206)              (207)                17              (396)
Interest income                                                         887              1,521                 --             2,408
Interest expense                                                      7,473              9,404                382            17,259
Income before taxes and extraordinary item                           12,179             (2,706)               283             9,756
Net investment in DFL's                                              55,292             29,297             20,283           104,872
Leasing equipment, net                                              367,477            383,934              6,112           757,523
Equipment purchases                                                  12,535             21,320              4,363            38,218
Total segment assets                                            $   655,036        $   568,062        $    27,254       $ 1,250,352



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



Geographic Information:
-----------------------


                                                             2000                 1999
                                                          ----------           ----------


         REVENUES:
         United States                                    $   37,493           $   32,513
         International                                        23,659               24,058
                                                          ----------           ----------
                                                          $   61,152           $   56,571
                                                          ==========           ==========
         ASSETS:
         United States                                    $  759,813           $  595,316
         International                                       639,079              655,036
                                                          ----------           ----------
                                                          $1,398,892           $1,250,352
                                                          ==========           ==========


Note 4 -- Other contingencies and commitments:

     At March 31, 2000, the Company had outstanding purchase commitments for equipment of approximately $94,267.

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

     The Company classified the Retained Interest as an available for sale security which is included in "Other Investment Securities" in the accompanying consolidated balance sheets. Accordingly, the Retained Interest is accounted for at fair value, with any changes in fair value over its allocated historical book value recorded as a component of other comprehensive income, net of tax, in the statement of changes in shareholders' equity. As of March 31, 2000, the Company estimated the fair market value of Retained Interest was $31,747 using a discounted cash flow model assuming expected credit losses of 1.5% and a discount rate of 12.1%. During the three months ended March 31, 2000, the Company recorded interest income on the Retained Interest totaling $1,013 which is included in revenues in the accompanying consolidated statements of income.

     Interpool Limited, a subsidiary of the Company (the "Servicer"), acts as servicer for the Assets. Pursuant to the terms of the servicing agreement, the Servicer is paid a fee of 0.40% of the assets under management. The Company's management has determined that the servicing fee paid approximates the fair value for services provided, as such, no servicing asset or liability has been recorded. For the three months ended March 31, 2000, the Company received servicing fees totaling $176 which are included in revenues in the accompanying consolidated statements of income.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company generates revenues through leasing transportation equipment, primarily intermodal dry freight standard containers and container chassis. Most of the Company's revenues are derived from payments under operating leases and income earned under finance leases, under which the lessee has the right to purchase the equipment at the end of the lease term. In May 1999, the Company's Microtech subsidiary acquired a 51% interest in Personal Computer Rentals Inc.
(PCR), a nationwide lessor of computers and related equipment. The results for PCR have been included in the consolidated financial statements of the Company commencing with the quarter ended September 30, 1999. For the three months ended March 31, 2000 and 1999 revenues from direct financing leases were $5.9 million (10% of leasing revenues) and $8.1 million (17% of leasing revenues), respectively.


Three Months Ended March 31, 2000 compared to Three Months Ended March 31, 1999

Revenues

     The Company's revenues increased to $61.2 million for the three months ended March 31, 2000, from $56.6 million in the three months ended March 31, 1999, an increase of $4.6 million or 8%. The increase was primarily due to a $8.1 million increase in leasing revenues as a result of the acquisition of PCR, as well as increased operating lease revenues generated by an expanded container and chassis fleet, partially offset by a decrease in finance lease revenues of $2.2 million as a result of the March 31, 1999 securitization of approximately $235.5 million of lease receivables, as well as a gain of $7.9 million recognized during the three months ended March 31, 1999, in connection with the above mentioned securitization. Utilization rates of the container and chassis operating lease fleet at March 31, 2000 were 99% and 96%, respectively, and at March 31, 1999 were 96% and 92%, respectively.

Lease Operating and Administrative Expenses

     The Company's lease operating and administrative expenses increased to $20.7 million for the three months ended March 31, 2000 from $18.9 million in the three months ended March 31, 1999, an increase of $1.8 million. The increase was primarily due to $6.5 million of lease operating and administrative expenses as a result of the acquisition of PCR, as well as higher operating and administrative costs resulting from expanded operations generating increased commission, storage, consulting and salary expense, partially offset by additional bad debt reserves for specific losses incurred during the three months ended March 31, 1999, as well as incremental administrative costs incurred in connection with the securitization facility established on March 30, 1999.

Depreciation and Amortization of Leasing Equipment

     The Company's depreciation and amortization expenses increased to $15.5 million in the three months ended March 31, 2000 from $12.7 million in the three months ended March 31, 1999, an increase of $2.8 million. The increase was due to an increased fleet size, as well as $1.1 million of depreciation and amortization as a result of the acquisition of PCR.

Other (Income)/Expense, Net

     The decrease in other (income)/expense, net was due to an increase in the Company's income from unconsolidated subsidiaries of $.6 million. Additionally, the Company's net loss on sale of leasing equipment increased $.5 million in the three months ended March 31, 2000.

Interest Expense, Net

     The Company's net interest expense decreased to $13.6 million in the three months ended March 31, 2000 from $14.9 million in the three months ended March 31, 1999, a decrease of $1.3 million. The decrease in net interest expense was due to increased investment income of $2.0 million, partially offset by increased interest expenses of $.7 million. The increase in interest expense was primarily due to increased borrowings to fund capital expenditures resulting in incremental interest expense of $.7 million.

Provision for Income Taxes

     The Company's provision for income taxes increased to $2.0 million from $.5 million primarily due to a higher effective tax rate resulting from greater income contribution from the domestic intermodal division.

Income Before Cumulative Effect of Change in Accounting Principle and Extraordinary Gain

     As a result of the factors described above, the Company's net income before cumulative effect of charge in accounting principle and extraordinary gain was $9.0 million in the three months ended March 31, 2000 versus net income of $9.3 million in the three months ended March 31, 1999.

Cumulative Effect of Change in Accounting Principle

     The Company recorded the cumulative effect of a change in accounting principle of $.7 million in the three months ended March 31, 2000. This represents a change in the Company's accounting for its maintenance and repairs expense from an accrual to cash basis, in accordance with a recent Securities and Exchange Commission requirement.

Extraordinary Gain

     The Company recorded an extraordinary gain on the retirement of debt of $.8 million in the three months ended March 31, 2000.

Net Income

     As a result of the factors described above, the Company's net income increased to $10.5 million in the three months ended March 31, 2000 from $9.3 million in the three months ended March 31, 1999.

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

     The Company generated cash flow from operations of $34.8 million and $34.0 million in the first three months of 2000 and 1999, respectively, and net cash (used for) provided by financing activities was $(54.8) million and $90.4 million for the first three months of 2000 and 1999, respectively. The Company has purchased the following amounts of equipment: $99.6 million for the three months ended March 31, 2000 and $38.2 million for the three months ended March 31, 1999.

     On March 30, 1999, the Company established a securitization facility of $250.0 million. This program provides the Company with a lower cost of capital for its finance lease business and access to an additional source of funding. Included in other investment securities at March 31, 2000, is approximately $31.7 million of retained interests in the securitized lease receivables. At March 31, 2000, $148.2 million of the securitization facility was utilized.

     The Company has a $215.0 million revolving credit facility with a group of commercial banks; on March 31, 2000, $140.0 million was outstanding. The term of this facility extends until May 31, 2000 (unless the lender elects to renew the facility) at which time a maximum of 10% of the amount then outstanding becomes due, with the remainder becoming payable in equal monthly installments over a five year period. The Company is currently in discussions with its lenders regarding a renewal of the revolving credit facility. In addition, as of March 31, 2000, the Company had available lines of credit of $54.5 million under various facilities, under which $14.8 million was outstanding. Interest rates under these facilities ranged from 6.6% to 7.9%. At March 31, 2000, the Company had total debt outstanding of $943.6 million. Subsequent to March 31, 2000 the Company has continued to incur and repay debt obligations in connection with financing its equipment leasing activities.

     As of March 31, 2000, commitments for capital expenditures totaled approximately $94.3 million. The Company expects to fund such capital expenditures through some combination of cash flow from the Company's operations, borrowings under its available credit facilities and additional funds raised through the sale of its debt securities in the private and/or public markets.

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

     In September 1999, the Company made a proposal to negotiate acquiring The Cronos Group (Cronos), a container lessor, through an affiliate Container Applications International, Inc. pursuant to which each shareholder of Cronos would receive $5.00 per share in cash. The Cronos Group Board of Directors rejected the proposal to negotiate and subsequently instituted a Shareholder Rights Plan. Under the plan, the Rights will be exercisable only if triggered by a person's or group's acquisition of 20% or more of Cronos Common Stock. If triggered, each Right, other than Rights held by the acquiring person or group, would entitle its holder to purchase a specified number of the Company's common shares for 50% of their market value at that time. In December 1999, the Company entered into a confidentiality and standstill agreement with Cronos and has agreed to withdraw its nominees for election to the Cronos Board of Directors.

     As previously announced, the Company has authorized the repurchase up to 1,000,000 shares of its common stock. The shares can be purchased from time to time through open market purchases or privately negotiated transactions. A total of 158,500 shares were purchased by the Company during the fourth quarter of 1999, for an aggregate purchase price of $1.17 million.

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

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits:

              Exhibit 99:   (1)    Press Release dated March 1, 2000
                                   (incorporated by reference to the
                                   Company's Form 10-K for the year ended
                                   December 31, 1999)
                            (2)    Press Release dated March 27, 2000
                            (3)    Press Release dated May 8, 2000

         (b)   Reports on Form 8-K:

               None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              INTERPOOL, INC.



Dated:  May 12, 2000                                \s\Martin Tuchman
                                              ----------------------------------
                                                       Martin Tuchman
                                                       Chief Executive Officer



Dated:  May 12, 2000                                \s\William Geoghan
                                              ----------------------------------
                                                       William Geoghan
                                                       Senior Vice President

                                INDEX TO EXHIBITS

                           Filed with Interpool, Inc.
            Report on Form 10-Q for the Quarter Ended March 31, 2000


Exhibit No.
     99:        (1)     Press Release dated March 1, 2000  (incorporated by
                        reference to  the Company's Form 10-K for the year ended
                        December 31, 1999)
                (2)     Press Release dated March 27, 2000
                (3)     Press Release dated May 8, 2000

                                   FOR:    INTERPOOL, INC.
FOR IMMEDIATE RELEASE

                               CONTACT:    Raoul J. Witteveen
                                           President, Chief Operating Officer
                                           and Chief Financial Officer
                                           (212) 916-3261

                                           Morgen-Walke Associates
                                           Gordon McCoun, Jennifer Angell
                                           Media contact: Heather Fox
                                           (212) 850-5600


              INTERPOOL, INC. TO PAY CASH DIVIDEND ON COMMON STOCK
              ----------------------------------------------------


PRINCETON, N.J., March 27, 2000 - Interpool, Inc. (NYSE: IPX) announced today that it will pay a cash dividend of 3.75 cents per share for the first quarter of 2000. The dividend will be payable on April 17, 2000 to shareholders of record on April 3, 2000. The aggregate amount of the dividend is expected to be approximately $1,028,000.00. The amount of the quarterly dividend is based on a 2000 annualized dividend rate of 15 cents per share.

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

                                   FOR:    INTERPOOL, INC.
FOR IMMEDIATE RELEASE

                               CONTACT:    Raoul J. Witteveen
                                           President, Chief Operating Officer
                                           and Chief Financial Officer
                                           (212) 916-3261

                                           Morgen-Walke Associates:
                                           Gordon McCoun, Jennifer Angell
                                           Media contacts: Heather Fox
                                           (212) 850-5600

                INTERPOOL, INC. REPORTS 1ST QUARTER 2000 RESULTS
                ------------------------------------------------

              - Income of $9.0 Million, or $0.33 Per Diluted Share,
                 Before Non-recurring and Extraordinary Gains -

PRINCETON, NJ, May 8, 2000 -- Interpool, Inc. (NYSE:IPX) reported today that net income before non-recurring and extraordinary gains for the first quarter ended March 31, 2000 was $9,043,000 or $0.33 per diluted share, compared with net income of $9,256,000, or $0.32 per diluted share, for the same period in 1999. Revenues during the first quarter of 2000 were $61,152,000, compared to $56,571,000 in the first quarter of 1999. Operating income was $24,627,000 in the quarter versus $24,607,000 for the same period last year.

First quarter 2000 earnings included an after-tax gain of $840,000, or $0.03 per diluted share, related to the retirement of $11,200,000 in senior unsecured notes. Also, first quarter 2000 earnings included an after-tax gain of $660,000 resulting from a one-time cumulative effect of change in accounting principle as recently required by the Securities and Exchange Commission. Including these items, net income for the first quarter 2000 was $10,543,000, or $0.38 per diluted share.

Revenues and pre-tax profits from Interpool's containers and chassis operating leases showed strong growth year-over-year due to increases in the size of the fleets, strong fleet utilization, and attractive spreads between lease rates and cost of capital. Operating lease revenues grew 21% from last year, while pre-tax profits increased by 66%. The Company's container operating lease fleet at the end of the first quarter was approximately 315,000 TEUs (twenty-foot-equivalent units), up from 244,000 TEUs at the end of the 1999 first

                                    - MORE -

Interpool  1Q00                 May 8, 2000                               Page 2

quarter and from 292,000 TEUs at the end of the fourth quarter. The chassis operating lease fleet at March 31st was 88,000, up from 72,000 last year and from 84,000 at the end of the previous quarter. Utilization of the container fleet for the first quarter was 99%, up from 98% at the end of the fourth quarter. Chassis utilization continued to increase, and reached 96% in the first quarter, compared to 95% in the fourth quarter of 1999 and 92% in mid-1999. Container pricing has stabilized since the 1999 second quarter and continues to trend upwards, while chassis prices remain firm at current levels.

Results in the finance lease business continued to increase on a sequential basis reflecting an increase in the portfolio and the widening of lease spreads. Revenues increased to $3,928,000 from $2,957,000 in the fourth quarter, while pre-tax profits grew to $1,398,000 from the $324,000 reported in the previous quarter. On a year-over-year basis, both revenues and pre-tax profits declined due to the Company's securitization of a substantial portion of its finance lease portfolio during the first quarter of 1999.

Martin Tuchman, Chairman and Chief Executive Officer, commented: "We are extremely pleased with the strong performance of our container and chassis leasing business and the resumption of growth on our finance leases. The Company's container business continues to experience strong demand in Europe and the Far East. We continue to receive attractive leasing rates on our container and chassis equipment. Orders for new equipment in the chassis business remain at high levels, which indicates to us that the current upturn is sustainable. We are seeing these strong trends continue into the second quarter, although we expect this growth to moderate in the second half of the year due to the impact of industry cyclicalities and seasonal factors."

Mr. Tuchman concluded: "We have entered the new year in a very strong financial position with ample resources available for investment to enable us to participate in this improving market. We concluded the first quarter with about $96,000,000 in cash on our balance sheet and over $75,000,000 available on our credit lines. With our strong cash position, we reduced our debt by approximately $50,000,000 since the end of 1999 in addition to investing capital into our operating lease and other businesses. We expect the strength of our financial position, combined with the positive trends we are seeing in our operations, to translate into sustainable earnings growth for 2000 and beyond."

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


                                - TABLES FOLLOW -

                                 INTERPOOL, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except amounts per share)
                                   (Unaudited)


                                                                                                    Three Months
                                                                                                       Ended
                                                                                                     March 31,
                                                                                               2000            1999
                                                                                              -------         -------

REVENUES                                                                                      $61,152         $56,571

LEASE OPERATING AND ADMINISTRATIVE EXPENSES                                                    20,710          18,889
DEPRECIATION AND AMORTIZATION OF LEASING EQUIPMENT                                             15,452          12,679
OTHER (INCOME)/EXPENSE, NET                                                                       363             396
                                                                                              -------         -------

EARNINGS BEFORE INTEREST AND TAXES                                                             24,627          24,607
INTEREST EXPENSE, NET                                                                          13,634          14,851
                                                                                              -------         -------

INCOME BEFORE TAXES, CHANGE IN ACCOUNTING PRINCIPLE
   AND EXTRAORDINARY GAIN                                                                      10,993           9,756

PROVISION FOR INCOME TAXES                                                                      1,950             500
                                                                                              -------         -------

INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE
   AND EXTRAORDINARY GAIN                                                                     $ 9,043         $ 9,256

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
   NET OF APPLICABLE TAXES OF $440 (1)                                                            660              --

EXTRAORDINARY GAIN ON RETIREMENT OF DEBT,
   NET OF APPLICABLE TAXES OF $560 (2)                                                            840              --
                                                                                              -------         -------


NET INCOME                                                                                    $10,543         $ 9,256
                                                                                              =======         =======


INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING  PRINCIPLE AND
   EXTRAORDINARY GAIN:
        BASIC                                                                                 $  0.33         $  0.34
        DILUTED                                                                               $  0.33         $  0.32

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (1):
        BASIC                                                                                 $  0.02             N/A
        DILUTED                                                                               $  0.02             N/A

EXTRAORDINARY GAIN ON RETIREMENT OF DEBT (2):
        BASIC                                                                                 $  0.03             N/A
        DILUTED                                                                               $  0.03             N/A


NET INCOME PER SHARE:
        BASIC                                                                                 $  0.38         $  0.34
        DILUTED                                                                               $  0.38         $  0.32


WEIGHTED AVERAGE SHARES OUTSTANDING:
        BASIC                                                                                  27,421          27,566
        DILUTED                                                                                27,421          28,853



(1) Represents a change in the Company's accounting for its maintenance and repairs expense from an accrual to cash basis, in accordance with the recent Securities and Exchange Commission requirement.

(2) Represents gain on retirement of $8.2 million face value of Interpool, Inc. 6-5/8% Notes due March 1, 2003 and $3.0 million face value of Interpool, Inc. 7.35% Notes due August 1, 2007.


                              - TABLES CONTINUE -

                                 INTERPOOL, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                                                         March 31,           December 31,
                                                                           2000                  1999
                                                                        ----------            ----------
ASSETS

     Cash and short-term investments and marketable securities          $   96,203            $  207,626
     Accounts and notes receivable, net                                     33,341                31,837
     Net investment in direct financing leases                             180,928               164,394
     Other receivables, net                                                 54,812                52,437
     Revenue producing equipment, net                                      925,273               876,067
     Other investment securities                                            31,747                33,359
     Other assets                                                           81,935                77,539
                                                                        ----------            ----------

TOTAL ASSETS                                                            $1,404,239            $1,443,259
                                                                        ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts payable and accrued expenses                              $   46,020            $   47,907
     Income taxes                                                           21,590                18,995
     Deferred income                                                           536                   618
     Debt and capital lease obligations                                    948,924               998,228
     Capital securities                                                     75,000                75,000
     Minority interest                                                       1,313                 1,144
     Stockholders' equity                                                  310,856               301,367
                                                                        ----------            ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $1,404,239            $1,443,259
                                                                        ==========            ==========



                                 INTERPOOL, INC.
                          BUSINESS OPERATIONS BREAKDOWN
                                 (In thousands)
                                   (Unaudited)



                                                                                                                PRETAX
                                                                          REVENUES                           PROFIT/(LOSS)
                                                                          --------                           -------------
                                                                     Three Months Ended                  Three Months Ended
                                                                          March 31,                            March 31,
                                                                   2000              1999                2000                1999
                                                                 --------           --------           --------            --------

OPERATING LEASE BUSINESS                                         $ 45,863           $ 37,774           $ 12,058            $  7,251

FINANCE LEASE BUSINESS                                              3,928             16,294              1,398               7,158

OTHER OPERATIONS                                                   11,101              2,503               (106)             (1,495)

CORPORATE/INVESTMENT DIVISION                                       4,091              2,174             (2,357)             (3,158)






                                       ###