Form 10-Q
period 2000-06-30
INTERPOOL INC
filed 2000-08-09
CIK 898777

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

Commission file number 1-11862

INTERPOOL, INC.
(Exact name of registrant as specified in the charter)

Delaware	13-3467669
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

211 College Road East, Princeton, New Jersey	08540
(Address of principal executive office)	(Zip Code)

(609)452-8900
(Registrant’s telephone number including area code)

As of August 8, 2000, 27,421,452 shares of common stock, $.001 par value were outstanding.

Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days Yes [X]   No [_]

INTERPOOL, INC. AND SUBSIDIARIES

INDEX

Page No.
Part I — Financial Information:

Introduction to Financial Statements	3

Condensed Consolidated Balance Sheets
June 30, 2000 and December 31, 1999	4

Condensed Consolidated Statements of Income
For the Three Months and Six Months ended June 30, 2000 and 1999	5

Condensed Consolidated Statements of Cash Flows
For the Six Months ended June 30, 2000 and 1999	6

Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Year Ended December 31, 1999 and the Six Months ended June 30, 2000	7

Notes to Condensed Consolidated Financial Statements
8-11
Management’s Discussion and Analysis of
Financial Condition and Results of Operations	12-15

Part II - Other Information:

Item 6: Exhibits and Reports on Form 8-K	16

Signatures	17

Exhibits	18

PART I – FINANCIAL INFORMATION

INTERPOOL, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

     The condensed consolidated financial statements of Interpool, Inc. and Subsidiaries (the “Company”) included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. These condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

INTERPOOL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

ASSETS	June 30, 2000	December 31, 1999
	(Unaudited)
CASH AND SHORT-TERM INVESTMENTS	$82,017	$207,388
MARKETABLE SECURITIES, at fair value	125	238
ACCOUNTS AND NOTES RECEIVABLE, less allowance of $12,192 and
$10,275, respectively	35,163	31,837
INVESTMENT IN DIRECT FINANCING LEASES, net of unearned lease income of	179,895	164,394
$38,400 and $36,944, respectively
OTHER RECEIVABLES, net, including amounts from related parties of
$13,433 and $13,433, respectively	54,355	52,437
LEASING EQUIPMENT, net of accumulated depreciation and amortization of
$257,278 and $230,460, respectively	981,635	876,067
OTHER INVESTMENT SECURITIES, at fair value	37,323	33,359
OTHER ASSETS	83,250	77,539

TOTAL ASSETS	$1,453,763	$1,443,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$49,667	$47,907
INCOME TAXES	22,934	18,995
DEFERRED INCOME	601	618
DEBT AND CAPITAL LEASE OBLIGATIONS, including -0- and $2,296 due to a related party, respectively
Due within one year	100,590	115,286
Due after one year	882,539	882,942

	983,129	998,228

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
SECURITIES IN SUBSIDIARY GRANTOR TRUSTS (holding solely junior
Subordinated Deferrable interest debentures of the Company) (75,000 shares
9-7/8% Capital Securities outstanding, liquidation preference $75,000)	75,000	75,000
MINORITY INTEREST IN EQUITY OF SUBSIDIARIES	1,620	1,144
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued	—	—
Common stock, par value $.001 per share; 100,000,000 shares authorized,
27,579,952 issued at June 30, 2000 and December 31, 1999	28	28
Additional paid-in capital	124,184	124,184
Treasury stock, at cost, 158,500 shares in 2000 and 1999	(1,170)	(1,170)
Retained earnings	196,475	177,612
Accumulated other comprehensive income	1,295	713

Total stockholders’ equity	320,812	301,367

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,453,763	$1,443,259

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

INTERPOOL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
REVENUES	$66,093	$44,154	$127,245	$100,725
COST AND EXPENSES:
Lease operating and administrative expenses	20,649	10,976	40,497	25,248
Provision for doubtful accounts	858	658	1,720	5,275
Depreciation and amortization of leasing equipment	16,262	12,872	31,714	25,551
Other (income)/expense, net	348	438	711	834
Interest expense, net	15,649	12,634	29,283	27,485

	53,766	37,578	103,925	84,393

Income before provision for income taxes, cumulative	12,327	6,576	23,320	16,332
effect of change in accounting principle and
extraordinary gain
PROVISION FOR INCOME TAXES	1,950	850	3,900	1,350

Income before cumulative effect of change in accounting	10,377	5,726	19,420	14,982
principle and extraordinary gain
Cumulative effect of change in accounting principle, net of	—	—	660	—
applicable taxes of $440
Extraordinary gain on debt retirement, net of applicable	—	—	840	—
taxes of $560

NET INCOME	$10,377	$5,726	$20,920	$14,982

INCOME PER SHARE BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE AND
EXTRAORDINARY GAIN:
Basic	$0.38	$0.21	$0.71	$0.54

Diluted	$0.38	$0.20	$0.71	$0.52

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE:
Basic	NA	NA	$0.02	NA

Diluted	NA	NA	$0.02	NA

EXTRAORDINARY GAIN:
Basic	NA	NA	$0.03	NA

Diluted	NA	NA	$0.03	NA

Net income per share:
Basic	$0.38	$0.21	$0.76	$0.54

Diluted	$0.38	$0.20	$0.76	$0.52

WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
Basic	27,421	27,575	27,421	27,571

Diluted	27,421	28,621	27,421	28,737

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

INTERPOOL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)

	Six Months Ended June 30,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,920	$14,982
Adjustments to reconcile net income to net cash provided by operating activities --
Depreciation and amortization	33,080	26,436
Loss on sale of leasing equipment	978	515
Loss on sale of marketable securities	—	43
Collections on net investment in direct financing leases	39,211	46,149
Income recognized on direct financing leases	(10,682)	(11,146)
Provision for uncollectible accounts	1,720	5,275
Gain on retirement of debt	(840)	—
Cumulative effect of change in accounting principle	(660)	—
Gain on securitized lease receivables	—	(7,942)
Changes in assets and liabilities -
Accounts and notes receivable	(4,648)	(5,270)
Other receivables	(1,918)	2,401
Other assets and non-cash transactions	(10,567)	9,461
Accounts payable and accrued expenses	3,685	(3,013)
Income taxes payable	2,140	389
Deferred income	(16)	(632)
Minority interest in equity of subsidiaries	476	57

Net cash provided by operating activities	72,879	77,705

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment	(153,767)	(75,048)
Proceeds from dispositions of leasing equipment	5,636	9,241
Investment in direct financing leases	(34,392)	(26,362)
Investment in and advances to unconsolidated subsidiary	—	(6,625)
Changes in marketable securities and other investing activities	88	3,910
Change in accrued equipment purchases	502	(16,856)

Net cash used for investing activities	(181,933)	(111,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	23,032	24,548
Payment of long-term debt and capital lease obligations	(71,008)	(46,450)
Borrowings of revolving credit lines	174,855	58,056
Repayment of revolving credit lines	(141,139)	(156,237)
Proceeds from issuance of common stock	—	138
Proceeds from securitized lease receivables	—	189,087
Dividends paid	(2,057)	(2,068)

Net cash (used for) provided by financing activities	(16,317)	67,074

Net increase (decrease) in cash and short-term investments	(125,371)	33,039
CASH AND SHORT-TERM INVESTMENTS, beginning of period	207,388	107,226

CASH AND SHORT-TERM INVESTMENTS, end of period	$82,017	$140,265

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE SIX MONTHS ENDED JUNE 30, 2000
(dollars and shares in thousands)
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accum. Other Comp. Income	Comp. Income
BALANCE, December 31, 1998	—	$ —	27,566	$28	$124,046	$ —	$159,138	$ 3
Net income	—	—	—	—	—	—	22,611	—	$22,611
Other comprehensive income	—	—	—	—	—	—	—	710	710
Comprehensive income	—	—	—	—	—	—	—	—	$23,321
Shares issued on exercise of
stock option	—	—	14	—	138	—	—
Purchase of 158,500 shares of
treasury stock	—	—	—	—	—	(1,170)	—	—
Cash dividends declared:
Common stock, $0.15 per
share	—	—	—	—	—	—	(4,137)	—

BALANCE, December 31, 1999	—	$ —	27,580	$28	$124,184	$(1,170)	$177,612	$713

Net income	—	—	—	—	—	—	20,920	—	$20,920
Other comprehensive income	—	—	—	—	—	—	—	582	582
Comprehensive income	—	—	—	—	—	—	—	—	$21,502
Cash dividends declared:
Common stock, $0.15 per
share	—	—	—	—	—	—	(2,057)	—

BALANCE, June 30, 2000	—	$ —	27,580	$28	$124,184	$(1,170)	$196,475	$1,295

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

INTERPOOL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 1 —Nature of operations and accounting policies:

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

C.  Net income per share:

     Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period (which is net of treasury shares). Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options have been added to the weighted shares outstanding in the diluted earnings per share computation for the three and six months ended June 30, 1999. For the three and six months ended June 30, 2000, the effect of stock options is antidilutive, thus the common shares issuable has not been added to the weighted shares outstanding.

     A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Average common shares outstanding	27,421	27,575	27,421	27,571
Common shares issuable (1)	—	1,046	—	1,166
Average common shares outstanding assuming dilution	27,421	28,621	27,421	28,737

(1)	Issuable under stock option plans.

(Dollars in thousands, except per share amounts)

D.  Comprehensive income:

The tax effect of comprehensive income is as follows:
	Before-Tax Amount	Tax Effect	Net of Tax Amount
Six Months ended June 30, 2000
Unrealized holding gains (losses) arising during the period:
Marketable securities	$ (38)	$ 13	$ (25)
Other investment securities	638	(31)	607

Net unrealized gain on marketable and other investment securities	$600	$(18)	$582

Six Months ended June 30, 1999
Unrealized holding losses arising during the period:
Marketable securities	$(34)	$ 12	$(22)
Less: Reclassification adjustments for losses realized in net income	(43)	15	(28)

Unrealized gain on marketable securities	$ 9	$ (3)	$ 6

Note 2 —Cash flow information:

     For the six months ended June 30, 2000 and 1999 cash paid for interest was approximately $36,542 and $32,659, respectively. Cash paid for income taxes was approximately $850 and $1,863, respectively.

Note 3 —Segment and geographic data:

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

Segment Information:

Six Months ended 2000:	Container Leasing	Domestic Intermodal Equipment	Other	Totals
Revenues from external customers	$ 49,222	$ 55,565	$ 22,458	$ 127,245
Lease operating and administrative expenses	6,782	19,955	15,480	42,217
Depreciation and amortization	14,491	13,486	3,737	31,714
Other income/(expense), net	(656)	111	(166)	(711)
Interest income	2,869	4,907	—	7,776
Interest expense	14,737	21,007	1,315	37,059
Income before taxes and extraordinary item	15,425	6,135	1,760	23,320
Net investment in DFL’s	122,842	34,098	22,955	179,895
Leasing equipment, net	458,723	512,921	9,991	981,635
Equipment purchases	97,651	71,667	18,841	188,159
Total segment assets	$671,005	$740,104	$42,654	$1,453,763

(Dollars in thousands, except per share amounts)

Six Months ended 1999:	Container Leasing	Domestic Intermodal Equipment	Other	Totals
Revenues from external customers	$ 51,177	$ 44,840	$ 4,708	$ 100,725
Lease operating and administrative expenses	9,612	19,524	1,387	30,523
Depreciation and amortization	12,724	10,762	2,065	25,551
Other income/(expense), net	(984)	180	(30)	(834)
Interest income	2,042	3,420	—	5,462
Interest expense	12,668	19,510	769	32,947
Income before taxes and extraordinary item	17,231	(1,356)	457	16,332
Net investment in DFL’s	51,098	28,196	21,871	101,165
Leasing equipment, net	384,260	398,962	5,185	788,407
Equipment purchases	48,973	43,337	9,100	101,410
Total segment assets	$569,926	$637,869	$27,377	$1,235,172

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

Geographic Information:

	2000	1999
REVENUES:
United States	$ 78,046	$ 57,544
International	49,199	43,181

	$ 127,245	$ 100,725

ASSETS:
United States	$ 782,758	$ 665,246
International	671,005	569,926

	$1,453,763	$1,235,172

Note 4 —Other contingencies and commitments:

     At June 30, 2000, the Company had outstanding purchase commitments for equipment of approximately $91,414.

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

(Dollars in thousands, except per share amounts)

Note 5 —Lease securitization program:

     On March 30, 1999, the Company entered into a $250.0 million asset backed note program (the “ABN Program”). The ABN Program involved the sale by the Company of direct finance leases (collateralized by intermodal containers) with a historical net book value of $228,832 (the “Assets”). The Assets were sold to a special purpose entity whose sole business activity is issuing asset backed notes (“ABNs”), supported by the future cash flows of the Assets. Proceeds received by the Company upon selling the Assets were $189,087 of cash and the lowest priority ABN issued in the ABN Program (the “Retained Interest”) with an allocated historical book value of $47,687.

     The transaction was accounted for as a sale by the Company for financial reporting purposes. Accordingly, the Company recorded a pre-tax gain from the sale of $7,942 ($5,742 net of expenses) during the quarter ended March 30, 1999, which is included in revenues in the accompanying consolidated statements of income. The gain represents the difference between (i) the historical basis in the net assets sold and (ii) the cash received plus the allocated historical book value of the Retained Interest. The allocated historical book value of the Retained Interest is determined using the relative amounts of the fair market value of the interests sold to third parties, and the estimated fair market value of Retained Interest.

     The Company classified the Retained Interest as an available for sale security which is included in “Other Investment Securities” in the accompanying consolidated balance sheets. Accordingly, the Retained Interest is accounted for at fair value, with any changes in fair value over its allocated historical book value recorded as a component of other comprehensive income, net of tax, in the statement of changes in shareholders’ equity. As of June 30, 2000, the Company estimated the fair market value of Retained Interest was $37,323 using a discounted cash flow model assuming expected credit losses of 1.5% and a discount rate of 12.6%. During the six months ended June 30, 2000 and 1999, the Company recorded interest income on the Retained Interest totaling $1,984 and $1,075, respectively, which is included in revenues in the accompanying consolidated statements of income.

     Interpool Limited, a subsidiary of the Company (the “Servicer”), acts as servicer for the Assets. Pursuant to the terms of the servicing agreement, the Servicer is paid a fee of 0.40% of the assets under management. The Company’s management has determined that the servicing fee paid approximates the fair value for services provided, as such, no servicing asset or liability has been recorded. For the six months ended June 30, 2000 and 1999, the Company received servicing fees totaling $335 and $148, respectively, which are included in revenues in the accompanying consolidated statements of income.

Note 6 —Pending acquisition of North American Intermodal Division of Transamerica Finance Corporation:

     On July 28, 2000, the Company announced the signing of a definitive agreement with Transamerica Leasing Inc., a subsidiary of Transamerica Finance Corporation and AEGON N.V., to acquire the North American intermodal division of Transamerica Leasing. Under the terms of the agreement, the Company will purchase substantially all of the domestic containers, chassis, and trailers of the North American intermodal division and related assets and will assume certain of the liabilities of the business. The Company will pay approximately $675.0 million in cash, with such acquisition being financed through a combination of cash and proceeds from a committed secured financing facility. The transaction is subject to receipt of the financing and Hart Scott Rodino approval and is expected to close before the end of the current fiscal year. The transaction will be recorded using the purchase method of accounting.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company generates revenues through leasing transportation equipment, primarily intermodal dry freight standard containers and container chassis. Most of the Company’s revenues are derived from payments under operating leases and income earned under finance leases, under which the lessee has the right to purchase the equipment at the end of the lease term. In May 1999, the Company’s Microtech subsidiary acquired a 51% interest in Personal Computer Rentals Inc. (PCR), a nationwide lessor of computers and related equipment. As of June 30, 1999, the Company was exploring the separation and spin-off of its Microtech and Poolstat businesses, thus the results for PCR were not included in the June 30, 1999 Form 10-Q. The Company has terminated its efforts to explore the separation and spin-off of its Microtech and Poolstat businesses due to the inability to secure a tax-free determination of the transaction, thus the results for PCR have been included in the consolidated financial statements of the Company commencing with the quarter ended September 30, 1999. For the six months ended June 30, 2000 and 1999 revenues from direct financing leases were $10.7 million (8% of leasing revenues) and $11.1 million (12% of leasing revenues), respectively. For the three months ended June 30, 2000 and 1999 revenues from direct financing leases were $4.8 million (7% of leasing revenues) and $3.1 million (7% of leasing revenues), respectively.

Three months ended June 30, 2000 compared to Three months ended June 30, 1999

Revenues

     The Company’s revenues increased to $66.1 million for the three months ended June 30, 2000, from $44.2 million in the three months ended June 30, 1999, an increase of $21.9 million or 50%. The increase was primarily due to increased operating lease revenues generated by an expanded container and chassis fleet, as well as a $9.8 million increase in leasing revenues as a result of the acquisition of PCR. Utilization rates of the container and chassis operating lease fleet at June 30, 2000 were 99% and 97%, respectively, and at June 30, 1999 were 97% and 92%, respectively.

Lease Operating and Administrative Expenses

     The Company’s lease operating and administrative expenses increased to $21.5 million for the three months ended June 30, 2000 from $11.6 million in the three months ended June 30, 1999, an increase of $9.9 million. The increase was primarily due to $7.2 million of lease operating and administrative expenses as a result of the acquisition of PCR, as well as higher operating and administrative costs resulting from expanded operations generating increased commission, licensing, consulting, bad debt and salary expense.

Depreciation and Amortization of Leasing Equipment

     The Company’s depreciation and amortization expenses increased to $16.3 million in the three months ended June 30, 2000 from $12.9 million in the three months ended June 30, 1999, an increase of $3.4 million. The increase was due to an increased fleet size, as well as $1.3 million of depreciation and amortization as a result of the acquisition of PCR.

Other (Income)/Expense, Net

     The decrease in other (income)/expense, net was due to a decrease in the Company’s net loss on sale of leasing equipment of $.1 million in the three months ended June 30, 2000.

Interest Expense, Net

     The Company’s net interest expense increased to $15.6 million in the three months ended June 30, 2000 from $12.6 million in the three months ended June 30, 1999, an increase of $3.0 million. The increase in net interest expense was due to increased interest expense of $3.3 million, partially offset by increased investment income of $.3 million. The increase in interest expense was primarily due to increased borrowings to fund capital expenditures resulting in incremental interest expense of $2.6 million, as well as increased borrowing costs resulting in incremental interest expense of $.7 million.

Provision for Income Taxes

     The Company’s provision for income taxes increased to $2.0 million from $.9 million primarily due to a higher taxable income, as well as a higher effective tax rate resulting from greater income contribution from the domestic intermodal division.

Net Income

     As a result of the factors described above, the Company’s net income increased to $10.4 million in the three months ended June 30, 2000 from $5.7 million in the three months ended June 30, 1999.

Six months ended June 30, 2000 compared to Six months ended June 30, 1999

Revenues

     The Company’s revenues increased to $127.2 million for the six months ended June 30, 2000, from $100.7 million in the six months ended June 30, 1999, an increase of $26.5 million or 26%. The increase was primarily due to a $17.9 million increase in leasing revenues as a result of the acquisition of PCR, as well as increased operating lease revenues generated by an expanded container and chassis fleet, partially offset by a decrease in finance lease revenues of $.5 million as a result of the March 31, 1999 securitization of approximately $235.5 million of lease receivables, as well as a gain of $7.9 million recognized during the three months ended March 31, 1999, in connection with the above mentioned securitization.

Lease Operating and Administrative Expenses

     The Company’s lease operating and administrative expenses increased to $42.2 million for the six months ended June 30, 2000 from $30.5 million in the six months ended June 30, 1999, an increase of $11.7 million. The increase was primarily due to $13.7 million of lease operating and administrative expenses as a result of the acquisition of PCR, as well as higher operating and administrative costs resulting from expanded operations generating increased commission, licensing, consulting and salary expense, partially offset by additional bad debt reserves for specific losses incurred during the three months ended March 31, 1999, as well as incremental administrative costs incurred in connection with the securitization facility established on March 30,1999.

Depreciation and Amortization of Leasing Equipment

     The Company’s depreciation and amortization expenses increased to $31.7 million in the six months ended June 30, 2000 from $25.6 million in the six months ended June 30, 1999, an increase of $6.1 million. The increase was due to an increased fleet size, as well as $2.4 million of depreciation and amortization as a result of the acquisition of PCR.

Other (Income)/Expense, Net

     The decrease in other (income)/expense, net was due to an increase in the Company’s income from unconsolidated subsidiaries of $.6 million. Additionally, the Company’s net loss on sale of leasing equipment increased $.5 million in the six months ended June 30, 2000.

Interest Expense, Net

     The Company’s net interest expense increased to $29.3 million in the six months ended June 30, 2000 from $27.5 million in the six months ended June 30, 1999, an increase of $1.8 million. The increase in net interest expense was due to increased interest expense of $4.1 million, partially offset by increased investment income of $2.3 million. The increase in interest expense was primarily due to increased borrowings to fund capital expenditures resulting in incremental interest expense of $3.9 million, as well as increased borrowing costs resulting in incremental interest expense of $.2 million.

Provision for Income Taxes

     The Company’s provision for income taxes increased to $3.9 million from $.1.4 million primarily due to a higher taxable income, as well as a higher effective tax rate resulting from greater income contribution from the domestic intermodal division.

Income Before Cumulative Effect of Change in Accounting Principle and Extraordinary Gain

     As a result of the factors described above, the Company’s net income before cumulative effect of charge in accounting principle and extraordinary gain was $19.4 million in the six months ended June 30, 2000 versus net income of $15.0 million in the six months ended June 30, 1999.

Cumulative Effect of Change in Accounting Principle

     The Company recorded the cumulative effect of a change in accounting principle of $.7 million in the three months ended March 31, 2000. This represents a change in the Company’s accounting for its maintenance and repairs expense from an accrual to cash basis, in accordance with a recent Securities and Exchange Commission requirement.

Extraordinary Gain

     The Company recorded an extraordinary gain on the retirement of debt of $.8 million in the three months ended March 31, 2000.

Net Income

     As a result of the factors described above, the Company’s net income increased to $20.9 million in the six months ended June 30, 2000 from $15.0 million in the six months ended June 30, 1999.

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

     The Company generated cash flow from operations of $72.9 million and $77.7 million in the first six months of 2000 and 1999, respectively, and net cash (used for) provided by financing activities was $(16.3) million and $67.1 million for the first six months of 2000 and 1999, respectively. The Company has purchased the following amounts of equipment: $188.2 million for the six months ended June 30, 2000 and $101.4 million for the six months ended June 30, 1999.

     On March 30, 1999, the Company established a securitization facility of $250.0 million. This program provides the Company with a lower cost of capital for its finance lease business and access to an additional source of funding. Included in other investment securities at June 30, 2000, is approximately $37.3 million of retained interests in the securitized lease receivables. At June 30, 2000, $129.3 million of the securitization facility was utilized.

     The Company has a $215.0 million revolving credit facility with a group of commercial banks; on June 30, 2000, $200.0 million was outstanding. In July 2000, this facility was renewed and amended with the term extended to July 31, 2005. The credit limit remains at $215.0 million through July 31, 2003; thereafter the credit limit declines to $193.5 million through July 31, 2004 and $172.0 million through July 31, 2005. In addition, as of June 30, 2000, the Company had available lines of credit of $57.3 million under various facilities, under which $17.4 million was outstanding. Interest rates under these facilities ranged from 7.6% to 7.8%. At June 30, 2000, the Company had total debt outstanding of $983.1 million. Subsequent to June 30, 2000 the Company has continued to incur and repay debt obligations in connection with financing its equipment leasing activities.

     As of June 30, 2000, commitments for capital expenditures totaled approximately $91.4 million. The Company expects to fund such capital expenditures through some combination of cash flow from the Company’s operations, borrowings under its available credit facilities and additional funds raised through the sale of its debt securities in the private and/or public markets.

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

     On July 21, 2000 the Company established a chassis securitization facility of $280.0 million. This facility provides the Company an additional source of funding and will be accounted for as on-balance sheet secured debt financing.

     On July 28, 2000, the Company announced the signing of a definitive agreement with Transamerica Leasing Inc., a subsidiary of Transamerica Finance Corporation and AEGON N.V., to acquire the North American intermodal division of Transamerica Leasing. Under the terms of the agreement, the Company will purchase substantially all of the domestic containers, chassis, and trailers of the North American intermodal division and related assets and will assume certain of the liabilities of the business. The Company will pay approximately $675.0 million in cash, with such acquisition being financed through a combination of cash and proceeds from a committed secured financing facility. The transaction is subject to receipt of the financing and Hart Scott Rodino approval and is expected to close before the end of the current fiscal year. The transaction will be recorded using the purchase method of accounting.

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

PART II —OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     On May 24, 2000, the Company’s Annual Meeting of Stockholders was held in New York, New York for the purposes of electing two Class I directors for a three year term and to ratify the appointment of Arthur Andersen LLP as the Company’s independent accountants for the 2000 fiscal year. Each of the director nominees, Warren L. Serenbetz and Joseph J. Whalen were elected and the appointment of Arthur Andersen LLP was ratified by an affirmative vote of a majority of the common shares of the Company.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 99:	(1)	Press Release dated May 8, 2000 (incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2000)

(2)	Press Release dated June 23, 2000

(3)	Press Release dated July 28, 2000

(4)	Press Release dated August 1, 2000

(b)	Reports on Form 8-K:

On August 1, 2000, the Company filed a report on Form 8-K reporting the execution by the Company of an Asset Purchase Agreement with Transamerica Leasing, Inc. on July 27, 2000. Pursuant to the Asset Purchase Agreement, the Company will purchase substantially all of the domestic containers, chassis, and trailers of the North American intermodal division of Transamerica Leasing, Inc. and related assets and will assume certain of the liabilities of the business for an aggregate purchase price of approximately $675 million. The press release issued by the Company dated July 28, 2000 is included with this Form 10-Q filing.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERPOOL, INC.

Dated: August 8, 2000	\s\ Martin Tuchman —————————————— Martin Tuchman Chief Executive Officer

Dated: August 8, 2000	\s\ William Geoghan —————————————— William Geoghan Senior Vice President

INDEX TO EXHIBITS

Filed with Interpool, Inc. Report on Form 10-Q for the Quarter Ended June 30, 2000

Exhibit No.

99:	(1)	Press Release dated May 8, 2000 (incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2000)

(2)	Press Release dated June 23, 2000

(3)	Press Release dated July 28, 2000

(4)	Press Release dated August 1, 2000