Form 10-Q
period 2000-09-30
INTERPOOL INC
filed 2000-11-13
CIK 898777

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

Commission file number 1-11862

INTERPOOL, INC.
(Exact name of registrant as specified in the charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3467669 (I.R.S. Employer Identification Number)

211 College Road East, Princeton, New Jersey (Address of principal executive office)	08540 (Zip Code)

(609) 452-8900
(Registrant’s telephone number including area code)

As of November 10, 2000, 27,421,452 shares of common stock, $.001 par value were outstanding.

Indicate by check [x] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days Yes [x] No [_]

INTERPOOL, INC. AND SUBSIDIARIES

INDEX

Part I - Financial Information:
Introduction to Financial Statements

Condensed Consolidated Balance Sheets September 30, 2000 and December 31, 1999

Condensed Consolidated Statements of Income For the Three Months and Nine Months ended September 30, 2000 and 1999

Condensed Consolidated Statements of Cash Flows For the Nine Months ended September 30, 2000 and 1999

Condensed Consolidated Statements of Changes in Stockholders’ Equity For the Year Ended December 31, 1999 and the Nine Months ended September 30, 2000

Notes to Condensed Consolidated Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information:

Item 6: Exhibits and Reports on Form 8-K

Signatures

Exhibits

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

INTERPOOL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share amounts)
ASSETS	September 30, 2000 (Unaudited)	December 31, 1999
CASH AND SHORT-TERM INVESTMENTS	$ 352,030	$ 207,388
MARKETABLE SECURITIES, at fair value	134	238
ACCOUNTS AND NOTES RECEIVABLE, less allowance of $12,818 and
$10,275, respectively	36,613	31,837
INVESTMENT IN DIRECT FINANCING LEASES, net of unearned lease income
of $42,893 and $36,944, respectively	185,815	164,394
OTHER RECEIVABLES, net, including amounts from related parties of
$13,433 and $13,433, respectively	84,154	52,437
LEASING EQUIPMENT, net of accumulated depreciation and amortization of
$267,886 and $230,460, respectively	948,451	876,067
OTHER INVESTMENT SECURITIES, at fair value	32,305	33,359
OTHER ASSETS	86,900	77,539

TOTAL ASSETS	$ 1,726,402	$ 1,443,259

LIABILITIES AND STOCKHOLDERS’ EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$ 71,712	$ 47,907
INCOME TAXES	23,632	18,995
DEFERRED INCOME	550	618
DEBT AND CAPITAL LEASE OBLIGATIONS, including -0- and $2,296 due to a related party, respectively
Due within one year	112,526	115,286
Due after one year	1,110,249	882,942

	1,222,775	998,228

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES IN SUBSIDIARY GRANTOR TRUSTS (holding solely junior Subordinated Deferrable interest debentures of the Company) (75,000 shares 9-7/8% Capital Securities outstanding, liquidation preference $75,000)	75,000	75,000

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES	1,858	1,144

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued	—	—
Common stock, par value $.001 per share; 100,000,000 shares authorized,
27,579,952 issued at September 30, 2000 and December 31, 1999	28	28
Additional paid-in capital	124,184	124,184
Treasury stock, at cost, 158,500 shares in 2000 and 1999	(1,170)	(1,170)
Retained earnings	206,527	177,612
Accumulated other comprehensive income	1,306	713

Total stockholders’ equity	330,875	301,367

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,726,402	$ 1,443,259

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.
INTERPOOL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share amounts) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
REVENUES	$69,103	$56,939	$196,348	$157,664
COST AND EXPENSES:
Lease operating and administrative expenses	20,679	20,664	61,176	45,912
Provision for doubtful accounts	791	739	2,511	6,014
Depreciation and amortization of leasing equipment	16,911	14,513	48,625	40,064
Other (income)/expense, net	633	1,139	1,344	1,973
Interest expense, net	17,559	13,163	46,842	40,648

	56,573	50,218	160,498	134,611

Income before provision for income taxes, cumulative
effect of change in accounting principle and
extraordinary gain	12,530	6,721	35,850	23,053
PROVISION FOR INCOME TAXES	1,450	650	5,350	2,000

Income before cumulative effect of change in accounting
principle and extraordinary gain	11,080	6,071	30,500	21,053
Cumulative effect of change in accounting principle, net of
applicable taxes of $440	—	—	660	—
Extraordinary gain on debt retirement, net of applicable
taxes of $560	—	—	840	—

NET INCOME	$11,080	$6,071	$ 32,000	$ 21,053

INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE AND EXTRAORDINARY GAIN:
Basic	$0.40	$0.22	$ 1.11	$ 0.76

Diluted	$0.40	$0.22	$ 1.11	$ 0.74

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
Basic	NA	NA	$ 0.02	NA

Diluted	NA	NA	$ 0.02	NA

EXTRAORDINARY GAIN:
Basic	NA	NA	$ 0.03	NA

Diluted	NA	NA	$ 0.03	NA

Net income per share:
Basic	$0.40	$0.22	$ 1.17	$ 0.76

Diluted	$0.40	$0.22	$ 1.16	$ 0.74

WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
Basic	27,421	27,580	27,421	27,574

Diluted	27,945	27,900	27,596	28,458

The accompanying notes to consolidated financial statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
	Nine Months Ended September 30,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 32,000	$ 21,053
Adjustments to reconcile net income to net cash provided by operating activities--
Depreciation and amortization	50,621	41,404
Loss on sale of leasing equipment	1,705	940
Loss on sale of marketable securities	—	43
Collections on net investment in direct financing leases	62,076	65,554
Income recognized on direct financing leases	(16,125)	(15,888)
Provision for uncollectible accounts	2,511	6,014
Gain on retirement of debt	(840)	—
Cumulative effect of change in accounting principle	(660)	—
Gain on securitized lease receivables	—	(7,942)
Changes in assets and liabilities -
Accounts and notes receivable	(6,831)	(5,251)
Other receivables	(998)	3,950
Other assets and non-cash transactions	(5,253)	10,831
Accounts payable and accrued expenses	(5,786)	(8,455)
Income taxes payable	2,838	(63)
Deferred income	(67)	(711)
Minority interest in equity of subsidiaries	714	343

Net cash provided by operating activities	115,905	111,822

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment	(210,584)	(162,452)
Proceeds from dispositions of leasing equipment	47,457	10,503
Investment in direct financing leases	(57,558)	(68,761)
Investment in and advances to unconsolidated subsidiary	—	(3,500)
Changes in marketable securities and other investing activities	104	3,871
Change in accrued equipment purchases	32,017	2,661
Deposit related to pending acquisition	(5,000)	—
Acquisitions, net of cash acquired		(2,887)

Net cash used for investing activities	(193,564)	(220,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	272,126	50,014
Payment of long-term debt and capital lease obligations	(89,700)	(37,920)
Borrowings of revolving credit lines	223,817	180,543
Repayment of revolving credit lines	(180,857)	(227,291)
Proceeds from issuance of common stock	—	138
Proceeds from securitized lease receivables	—	189,087
Dividends paid	(3,085)	(3,102)

Net cash provided by financing activities	222,301	151,469

Net increase (decrease) in cash and short-term investments	144,642	42,726
CASH AND SHORT-TERM INVESTMENTS, beginning of period	207,388	107,226

CASH AND SHORT-TERM INVESTMENTS, end of period	$ 352,030	$ 149,952

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(dollars and shares in thousands)
(unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accum. Other Comp. Income	Comp. Income
BALANCE, December 31, 1998	—	$—	27,566	$28	$124,046	$—	$159,138	$3

Net income	—	—	—	—	—	—	22,611	—	$22,611

Other comprehensive income	—	—	—	—	—	—	—	710	710

Comprehensive income	—	—	—	—	—	—	—	—	$23,321

Shares issued on exercise of
stock option	—	—	14	—	138	—	—
Purchase of 158,500 shares of
treasury stock	—	—	—	—	—	(1,170)	—	—
Cash dividends declared:
Common stock, $0.15 per
share	—	—	—	—	—	—	(4,137)	—

BALANCE, December 31, 1999	—	$—	27,580	$28	$124,184	$(1,170)	$177,612	$713

Net income	—	—	—	—	—	—	32,000	—	$32,000
Other comprehensive income	—	—	—	—	—	—	—	593	593

Comprehensive income	—	—	—	—	—	—	—	—	$32,593

Cash dividends declared:
Common stock, $0.15 per
share	—	—	—	—	—	—	(3,085)	—

BALANCE, September 30, 2000	—	$—	27,580	$28	$124,184	$(1,170)	$206,527	$1,306

The accompanying notes to consolidated financial statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share amounts) (Unaudited)

Note 1 — Nature of operations and accounting policies:

A.	Nature of operations:

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

        A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Average common shares outstanding	27,421	27,580	27,421	27,574
Common shares issuable (1)	524	320	175	884
Average common shares outstanding assuming dilution	27,945	27,900	27,596	28,458

(1)	Issuable under stock option plans.

(Dollars in thousands, except per share amounts)

D.	Comprehensive income:

The tax effect of comprehensive income is as follows:

	Before-Tax Amount	Tax Effect	Net of Tax Amount

Nine Months ended September 30, 2000
Unrealized holding gains (losses) arising during the period:
Marketable securities	$(22)	$8	$(14)
Other investment securities	638	(31)	607

Net unrealized gain on marketable and other investment securities	$616	$(23)	$593

Nine Months ended September 30, 1999
Unrealized holding losses arising during the period:
Marketable securities	$(65)	$23	$(42)
Other investment securities	2,453	(123)	2,330
Less: Reclassification adjustments for losses realized in net income	(43)	15	(28)

Unrealized gain on marketable securities	$2,431	$(115)	$2,316

Note 2 — Cash flow information:

     For the nine months ended September 30, 2000 and 1999 cash paid for interest was approximately $65,085 and $56,561, respectively. Cash paid for income taxes was approximately $1,482 and $3,062, respectively.

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

Segment Information:

Nine Months ended 2000:	Container Leasing	Domestic Intermodal Equipment	Other	Totals
Revenues from external customers	$75,860	$86,892	$33,596	$196,348
Lease operating and administrative expenses	10,063	29,876	23,748	63,687
Depreciation and amortization	22,376	20,599	5,650	48,625
Other income/(expense), net	(578)	(581)	(185)	(1,344)
Interest income	4,663	8,340	—	13,003
Interest expense	23,770	34,090	1,985	59,845
Income before taxes and extraordinary item	23,736	10,086	2,028	35,850
Net investment in DFL’s	130,265	34,376	21,174	185,815
Leasing equipment, net	457,153	481,578	9,720	948,451
Equipment purchases	152,827	91,929	23,386	268,142
Total segment assets	$778,374	$907,673	$40,355	$1,726,402

(Dollars in thousands, except per share amounts)
Nine Months ended 1999:	Container Leasing	Domestic Intermodal Equipment	Other	Totals
Revenues from external customers	$72,099	$68,573	$16,992	$157,664
Lease operating and administrative expenses	12,473	29,120	10,333	51,926
Depreciation and amortization	19,413	16,539	4,112	40,064
Other income/(expense), net	(1,589)	(487)	103	(1,973)
Interest income	3,430	4,893	—	8,323
Interest expense	18,227	29,391	1,353	48,971
Income before taxes and extraordinary item	23,827	(2,071)	1,297	23,053
Net investment in DFL’s	79,421	37,538	18,780	135,739
Leasing equipment, net	419,055	434,196	7,240	860,491
Equipment purchases	125,701	87,641	17,871	231,213
Total segment assets	$644,571	$666,920	$35,175	$1,346,666

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

Geographic Information:

	2000	1999
REVENUES:
United States	$120,521	$93,576
International	75,827	64,088
	—	—
	$196,348	$157,664

ASSETS:
United States	$948,028	$702,095
International	778,374	644,571

	$1,726,402	$1,346,666

Note 4 — Other contingencies and commitments:

        At September 30, 2000, the Company had outstanding purchase commitments for equipment of approximately $48,914.

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

        The Company classified the Retained Interest as an available for sale security which is included in “Other Investment Securities” in the accompanying consolidated balance sheets. Accordingly, the Retained Interest is accounted for at fair value, with any changes in fair value over its allocated historical book value recorded as a component of other comprehensive income, net of tax, in the statement of changes in shareholders’ equity. As of September 30, 2000, the Company estimated the fair market value of Retained Interest was $32,305 using a discounted cash flow model assuming expected credit losses of 1.5% and a discount rate of 12.6%. During the nine months ended September 30, 2000 and 1999, the Company recorded interest income on the Retained Interest totaling $3,046 and $2,032, respectively, which is included in revenues in the accompanying consolidated statements of income.

        Interpool Limited, a subsidiary of the Company (the “Servicer”), acts as servicer for the Assets. Pursuant to the terms of the servicing agreement, the Servicer is paid a fee of 0.40% of the assets under management. The Company’s management has determined that the servicing fee paid approximates the fair value for services provided, as such, no servicing asset or liability has been recorded. For the nine months ended September 30, 2000 and 1999, the Company received servicing fees totaling $480 and $358, respectively, which are included in revenues in the accompanying consolidated statements of income.

Note 6 — Related party transaction:

        During the three months ended September 30, 2000, the Company sold approximately 16,600 marine containers to Container Applications International, Inc. (CAI) for approximately $30.7 million. The resultant gain of $.5 million is included in other (income)/expense, net in the accompanying condensed consolidated statements of income.

Note 7 — Acquisition of North American Intermodal Division of Transamerica Leasing, Inc.:

        On October 24, 2000, the Company completed the acquisition of the North American Intermodel division of Transamerica Leasing, Inc., a subsidiary of Transamerica Finance Corporation and AEGON N.V. Under the terms of the agreement, the Company acquired substantially all of the domestic containers, chassis, and trailers of the North American intermodal division and related assets and will assume certain of the liabilities of the business. The Company paid approximately $672.0 million in cash, with such acquisition being financed through a combination of cash and proceeds from committed secured financing facilities equal to approximately $365.0 million. In the acquisition, the Company acquired approximately 70,000 chassis, 23,000 rail trailers and 19,000 domestic containers and now owns approximately 165,000 chassis, 26,000 rail trailers and 24,000 domestic containers. The transaction will be recorded using the purchase method of accounting and will result in negative goodwill, however such amount has not been quantified as the Company has not completed its final determination of the fair value of the net assets acquired. This negative goodwill will be allocated to reduce the values assigned to the noncurrent assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The Company generates revenues through leasing transportation equipment, primarily intermodal dry freight standard containers and container chassis. Most of the Company’s revenues are derived from payments under operating leases and income earned under finance leases, under which the lessee has the right to purchase the equipment at the end of the lease term. In May 1999, the Company’s Microtech subsidiary acquired a 51% interest in Personal Computer Rentals Inc. (PCR), a nationwide lessor of computers and related equipment. As of June 30, 1999, the Company was exploring the separation and spin-off of its Microtech and Poolstat businesses, thus the results for PCR were not included in the June 30, 1999 Form 10-Q. The Company has terminated its efforts to explore the separation and spin-off of its Microtech and Poolstat businesses due to the inability to secure a tax-free determination of the transaction, thus the results for PCR have been included in the consolidated financial statements of the Company commencing with the quarter ended September 30, 1999. For the nine months ended September 30, 2000 and 1999 revenues from direct financing leases were $16.1 million (8% of leasing revenues) and $15.9 million (11% of leasing revenues), respectively. For the three months ended September 30, 2000 and 1999 revenues from direct financing leases were $5.4 million (8% of leasing revenues) and $4.7 million (8% of leasing revenues), respectively.

Three months ended September 30, 2000 compared to Three months ended September 30, 1999

Revenues

        The Company’s revenues increased to $69.1 million for the three months ended September 30, 2000, from $56.9 million in the three months ended September 30, 1999, an increase of $12.2 million or 21.4%. The increase was primarily due to increased operating lease revenues generated by an expanded container and chassis fleet, as well as an increase in the revenues generated from direct financing leases. Utilization rates of the container and chassis operating lease fleet at September 30, 2000 were 99% and 97%, respectively, and at September 30, 1999 were 98% and 93%, respectively.

Lease Operating and Administrative Expenses

        The Company’s lease operating and administrative expenses increased to $21.5 million for the three months ended September 30, 2000 from $21.4 million in the three months ended September 30, 1999, an increase of $.1 million. The increase was primarily due to higher operating costs resulting from expanded operations generating increased licensing and equipment rental expenses, partially offset by reduced maintenance and repair expense due to the increase in overall chassis utilization.

Depreciation and Amortization of Leasing Equipment

        The Company’s depreciation and amortization expenses increased to $16.9 million in the three months ended September 30, 2000 from $14.5 million in the three months ended September 30, 1999, an increase of $2.4 million. The increase was due to an increased fleet size.

Other (Income)/Expense, Net

        The increase in other (income)/expense, net was due to an increase in the Company’s income from unconsolidated subsidiaries of $.8 million. Additionally, the Company’s net loss on sale of leasing equipment increased $.3 million in the three months ended September 30, 2000.

Interest Expense, Net

        The Company’s net interest expense increased to $17.6 million in the three months ended September 30, 2000 from $13.2 million in the three months ended September 30, 1999, an increase of $4.4 million. The increase in net interest expense was due to increased interest expense of $6.8 million, partially offset by increased investment income of $2.4 million. The increase in interest expense was primarily due to borrowings under secured facilities in anticipation of the acquisition of the North American Intermodal division of Transamerica Leasing, Inc., and increased borrowings to fund capital expenditures, resulting in incremental interest expense of $5.9 million, as well as increased borrowing costs resulting in incremental interest expense of $.9 million.

Provision for Income Taxes

        The Company’s provision for income taxes increased to $1.5 million from $.7 million primarily due to a higher taxable income, as well as a higher effective tax rate resulting from greater income contribution from the domestic intermodal division.

Net Income

        As a result of the factors described above, the Company’s net income increased to $11.1 million in the three months ended September 30, 2000 from $6.1 million in the three months ended September 30, 1999.

Nine months ended September 30, 2000 compared to Nine months ended September 30, 1999

Revenues

        The Company’s revenues increased to $196.3 million for the nine months ended September 30, 2000, from $157.7 million in the nine months ended September 30, 1999, an increase of $38.6 million or 24.5%. The increase was primarily due to a $17.2 million increase in leasing revenues as a result of the acquisition of PCR, as well as increased operating lease revenues generated by an expanded container and chassis fleet, partially offset by a gain of $7.9 million recognized during the three months ended March 31, 1999, in connection with the March 31, 1999 securitization of approximately $235.5 million of lease receivables.

Lease Operating and Administrative Expenses

        The Company’s lease operating and administrative expenses increased to $63.7 million for the nine months ended September 30, 2000 from $51.9 million in the nine months ended September 30, 1999, an increase of $11.8 million. The increase was primarily due to $12.9 million of lease operating and administrative expenses as a result of the acquisition of PCR, as well as higher operating and administrative costs resulting from expanded operations generating increased commission, licensing, consulting and salary expense, partially offset by additional bad debt reserves for specific losses incurred during the three months ended March 31, 1999, as well as incremental administrative costs incurred in connection with the securitization facility established on March 30,1999.

Depreciation and Amortization of Leasing Equipment

        The Company’s depreciation and amortization expenses increased to $48.6 million in the nine months ended September 30, 2000 from $40.1 million in the nine months ended September 30, 1999, an increase of $8.5 million. The increase was due to an increased fleet size, as well as $2.8 million of depreciation and amortization as a result of the acquisition of PCR.

Other (Income)/Expense, Net

        The decrease in other (income)/expense, net was due to an increase in the Company’s income from unconsolidated subsidiaries of $1.4 million. Additionally, the Company’s net loss on sale of leasing equipment increased $.8 million in the nine months ended September 30, 2000.

Interest Expense, Net

        The Company’s net interest expense increased to $46.8 million in the nine months ended September 30, 2000 from $40.6 million in the nine months ended September 30, 1999, an increase of $6.2 million. The increase in net interest expense was due to increased interest expense of $10.9 million, partially offset by increased investment income of $4.7 million. The increase in interest expense was primarily due to borrowings under secured facilities in anticipation of the acquisition of the North American Intermodal division of Transamerica Leasing, Inc., and increased borrowings to fund capital expenditures, resulting in incremental interest expense of $9.6 million, as well as increased borrowing costs resulting in incremental interest expense of $1.3 million.

Provision for Income Taxes

        The Company’s provision for income taxes increased to $5.4 million from $2.0 million primarily due to a higher taxable income, as well as a higher effective tax rate resulting from greater income contribution from the domestic intermodal division.

Income Before Cumulative Effect of Change in Accounting Principle and Extraordinary Gain

        As a result of the factors described above, the Company’s net income before cumulative effect of charge in accounting principle and extraordinary gain was $30.5 million in the nine months ended September 30, 2000 versus net income of $21.1 million in the nine months ended September 30, 1999.

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

Net Income

        As a result of the factors described above, the Company’s net income increased to $32.0 million in the nine months ended September 30, 2000 from $21.1 million in the nine months ended September 30, 1999.

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

        The Company generated cash flow from operations of $115.9 million and $111.8 million in the first nine months of 2000 and 1999, respectively, and net cash provided by financing activities was $222.3 million and $151.4 million for the first nine months of 2000 and 1999, respectively. The Company has purchased the following amounts of equipment: $268.1 million for the nine months ended September 30, 2000 and $231.2 million for the nine months ended September 30, 1999.

        On March 30, 1999, the Company established a securitization facility of $250.0 million. This program provides the Company with a lower cost of capital for its finance lease business and access to an additional source of funding. Included in other investment securities at September 30, 2000, is approximately $32.3 million of retained interests in the securitized lease receivables. At September 30, 2000, $117.8 million of the securitization facility was utilized.

        The Company has a $215.0 million revolving credit facility with a group of commercial banks; on September 30, 2000, $185.0 million was outstanding. In July 2000, this facility was renewed and amended with the term extended to July 31, 2005. The credit limit remains at $215.0 million through July 31, 2003; thereafter the credit limit declines to $193.5 million through July 31, 2004 and $172.0 million through July 31, 2005. In addition, as of September 30, 2000, the Company had available lines of credit of $67.3 million under various facilities, under which $49.6 million was outstanding. Interest rates under these facilities ranged from 7.8% to 9.0%. At September 30, 2000, the Company had total debt outstanding of $1.2 billion. Subsequent to September 30, 2000 the Company has continued to incur and repay debt obligations in connection with financing its equipment leasing activities.

        As of September 30, 2000, commitments for capital expenditures totaled approximately $48.9 million. The Company expects to fund such capital expenditures through some combination of cash flow from the Company’s operations, borrowings under its available credit facilities and additional funds raised through the sale of its debt securities in the private and/or public markets.

        The Company believes that cash generated by continuing operations, together with existing short-term credit facilities and the issuance of debt securities in the appropriate markets will be sufficient to finance the Company’s working capital needs for its existing business, planned capital expenditures, investments and expected debt repayments over the next twelve months. The Company anticipates that long-term financing will continue to be available for the purchase of equipment to expand its business in the future. In addition, from time to time, the Company explores new sources of capital both at the parent and subsidiary levels.

        As previously announced, the Company has authorized the repurchase up to 1,000,000 shares of its common stock. The shares can be purchased from time to time through open market purchases or privately negotiated transactions. A total of 158,500 shares were purchased by the Company during the fourth quarter of 1999, for an aggregate purchase price of $1.17 million.

        In July 2000, the Company established a chassis securitization facility of $280.0 million. At September 30, 2000, $184.0 million of this facility was outstanding. This facility provides the Company an additional source of funding and will be accounted for as on-balance sheet secured debt financing. In October 2000, this chassis securitization facility was increased to $300.0 million.

        On October 24, 2000, the Company completed the acquisition of the North American Intermodel division of Transamerica Leasing, Inc., a subsidiary of Transamerica Finance Corporation and AEGON N.V. Under the terms of the agreement, the Company acquired substantially all of the domestic containers, chassis, and trailers of the North American intermodal division and related assets and will assume certain of the liabilities of the business. The Company paid approximately $672.0 million in cash, with such acquisition being financed through a combination of cash and proceeds from committed secured financing facilities equal to approximately $365.0 million. In the acquisition, the Company acquired approximately 70,000 chassis, 23,000 rail trailers and 19,000 domestic containers and now owns approximately 165,000 chassis, 26,000 rail trailers and 24,000 domestic containers. The transaction will be recorded using the purchase method of accounting and will result in negative goodwill, however such amount has not been quantified as the Company has not completed its final determination of the fair value of the net assets acquired. This negative goodwill will be allocated to reduce the values assigned to the noncurrent assets.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 99:	(1)	Press Release dated August 1, 2000 (incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2000)
(2)	Press Release dated August 28, 2000
(3)	Press Release dated September 25, 2000
(4)	Press Release dated October 10, 2000
(5)	Press Release dated October 24, 2000
(6)	Press Release dated October 30, 2000
(7)	Press Release dated November 2, 2000

b)	Reports on Form 8-K

On November 3, 2000, the Company filed a report on Form 8-K reporting the consummation on October 24, 2000 of the transactions contemplated by an Asset Purchase Agreement dated July 27, 2000 and amended October 24, 2000 between the Company and Transamerica Leasing, Inc. (the “Seller”), a subsidiary of Transamerica Finance Corporation and AEGON N.V. (the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement the Company acquired substantially all of the domestic containers, chassis, and trailers of Seller’s North American intermodal division and related assets and assumed certain liabilities related to the assets for an aggregate purchase price of approximately $676 million in cash, subject to post-closing adjustments. The press release issued by the Company dated October 24, 2000 is included with this Form 10-Q filing.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERPOOL, INC.

Dated: November 10, 2000	/s/Martin Tuchman —————————————— Martin Tuchman Chief Executive Officer

Dated: November 10, 2000	/s/ William Geoghan —————————————— William Geoghan Senior Vice President

INDEX TO EXHIBITS

Filed with Interpool, Inc. Report on Form 10-Q for the Quarter Ended September 30, 2000

Exhibit No.

99:	(1)	Press Release dated August 1, 2000 (incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2000)
(2)	Press Release dated August 28, 2000
(3)	Press Release dated September 25, 2000
(4)	Press Release dated October 10, 2000
(5)	Press Release dated October 24, 2000
(6)	Press Release dated October 30, 2000
(7)	Press Release dated November 2, 2000