Form 10-K
period 2000-12-21
INTERPOOL INC
filed 2001-03-29
CIK 898777

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 COMMISSION FILE NUMBER 1-11862

INTERPOOL, INC. (Exact name of registrant as specified in the charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	13-3467669 (I.R.S. Employer Identification Number)

211 COLLEGE ROAD EAST, PRINCETON, NEW JERSEY 08540
(Address of principal executive office) (Zip Code)

(609) 452-8900
(Registrant’s telephone number including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on which Registered
COMMON STOCK, PAR VALUE $.001	NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $147,845,611 as of March 20, 2001.

At March 20, 2001, there were 27,421,452 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2001 are incorporated by reference into Part III of the Form 10-K.

INTERPOOL, INC.

FORM 10-K

TABLE OF CONTENTS

2

PART I

ITEM 1.    BUSINESS

Interpool, Inc. (the “Company” or “Interpool”) is the largest lessor of intermodal chassis in the United States and one of the world’s leading lessors of intermodal dry freight standard containers. At December 31, 2000, the Company’s container fleet totaled approximately 654,000 twenty-foot equivalent units (“TEUs”), the industry standard measure of dimension for containers used in international trade, and its chassis fleet totaled approximately 175,000 chassis. The Company leases its containers and chassis to over 400 customers, including nearly all of the world’s 20 largest international container shipping lines.

The efficiencies and cost savings inherent in intermodal transportation of containerized cargo have facilitated the dramatic growth of international trade. Intermodal transportation permits movement of cargo in a standard steel container by means of a combination of ship, rail and truck without unpacking and repacking of the contents during transit. The Company believes the world’s dry freight standard container fleet has grown from fewer than .4 million TEUs in 1970 to approximately 12.5 million TEUs by the end of 2000. During the year 2000 the Company estimates that approximately 1.6 million TEUs were produced, of which .5 million have been estimated to be replacements of older containers. Concurrently with this growth of the world’s container fleet, the domestic chassis fleet has grown to accommodate the increased container traffic. Leasing companies have played a significant role in the growth of intermodal transportation, supplying approximately half of the world’s container and chassis requirements.

The Company focuses on leasing container chassis and dry freight standard containers on a long-term basis in order to achieve high utilization of its equipment and stable and predictable earnings. From 1991 through 1994, the combined utilization rate of the Company’s container and chassis fleets averaged at least 90%. At the end of 1995 and 1996 the combined utilization rate of the Company’s container and chassis fleets was approximately 97% and at December 31, 1997, 1998, 1999 and 2000 such rate was approximately 98%. A substantial portion of the Company’s newly acquired equipment is leased on a long-term basis and, at December 31, 2000, approximately 81% of its total equipment fleet was leased on this basis. The remainder of the Company’s equipment is leased under short-term agreements to satisfy customers’ peak or seasonal requirements, generally at higher rates than under long-term leases. The Company concentrates on standard dry cargo containers and chassis because such equipment may be more readily remarketed upon expiration of a lease than specialized equipment. In financing its equipment acquisitions, Interpool generally seeks to meet debt service requirements from the leasing revenue generated by its equipment.

The Company conducts its container and chassis leasing business through its two subsidiaries, Interpool Limited and Trac Lease, Inc. (“Trac Lease”), respectively. Certain other United States equipment leasing activities are conducted through Interpool itself.

The Company and its predecessors have been involved in the leasing of containers and chassis since 1968. The Company leases containers throughout the world, with particular emphasis on the Pacific Rim. The Company leases chassis to customers for use in the United States. The Company maintains contact with its customers through a worldwide network of offices, agents and sales representatives. The Company believes one of the key factors in its ability to compete effectively has been the long-standing relationship management has established with most of the world’s large shipping lines. In addition, Interpool relies on its strong credit rating and low financing costs to maintain its competitive position.

From time to time the Company considers possible acquisitions of complementary businesses and asset portfolios. In October 2000, the Company completed the acquisition of the North American Intermodal division of Transamerica Leasing, Inc. (TA), a subsidiary of Transamerica Finance Corporation and AEGON N.V. Under the terms of the agreement, the Company acquired substantially all of the domestic containers, chassis, and trailers of the North American intermodal division and related assets and assumed certain of the liabilities of the business. The Company paid approximately $672.0 million in cash, with such acquisition being financed through a combination of cash and proceeds from committed secured financing facilities equal to approximately $365.0 million. In the acquisition, the Company acquired approximately 70,000 chassis, 23,000 rail trailers and 18,000 domestic containers.

In January 2001, the Company and TIP Intermodal Services (TIP), a GE Capital Company, announced the signing of a definitive agreement for the sale of 50,000 rail trailers and domestic containers by the Company to TIP, including all 41,000 units that the Company acquired from Transamerica Leasing, Inc. in October of 2000. The Company expects to consumate this transaction during the first half of 2001.

In April 1998, the Company established a strategic alliance with another container leasing company whose business complements that of the Company through the acquisition of a 50% interest in Container Applications International, Inc. (CAI), whose business is primarily in the short-term master lease market. The Company also provided CAI with financing to repay debt.

Company History

The Company is a Delaware corporation formed in February 1988. The Company is the successor to a line of container and chassis leasing businesses that traces its beginning to the 1960‘s.

Interpool Limited, a container and chassis leasing business, was formed in 1968 by Warren L. Serenbetz, a director of the Company and executive consultant until January 1995, Martin Tuchman, currently Chairman of the Board, Chief Executive Officer and director of the Company, and two other individuals. In 1978, Interpool Limited was sold to Thyssen-Bornemisza, N.V. (“Thyssen”). As part of Thyssen, Interpool Limited continued to be managed by Messrs. Serenbetz and Tuchman. In 1986, Messrs. Serenbetz and Tuchman, along with Mr. Raoul J. Witteveen and two other senior executives formed and became the stockholders of Trac Lease. In 1988, the Company was formed by Messrs. Serenbetz, Tuchman and Witteveen and acquired Interpool Limited from Thyssen (the “Interpool Limited Acquisition”). In 1993, the Company acquired 87.5% of Trac Lease (the “Trac Lease Acquisition”). In the first quarter of 1996 pursuant to an Agreement of Merger between Trac Lease and Trac Lease Merger Corp., a newly formed subsidiary (the “Trac Merger”), the Company acquired the minority interests in Trac Lease and as a result Trac Lease became a wholly owned subsidiary.

Intermodal Transportation

The fundamental component of intermodal transportation is the container. Containers provide a secure and cost-effective method of transporting finished goods and component parts because they are generally freely inter-changeable between different modes of transport, making it possible to move cargo from a point of origin to a final destination without the repeated unpacking and repacking of the goods required by traditional shipping methods. The same container may be carried successively on a ship, rail car and truck and across international borders with minimal customs formalities. Containerization is more efficient, more economical and safer in the transportation of cargo than “break bulk transport” in which the goods are unpacked and repacked at various intermediate points enroute to their final destination. By eliminating manual repacking operations when differing modes of transportation are used, containerization reduces freight and labor costs. In addition, automated handling of containers permits faster loading and unloading and more efficient utilization of transportation equipment, thereby reducing transit time. The protection provided by sealed containers also reduces damage to goods and loss and theft of goods during shipment. Containers may also be picked up, dropped off, stored and repaired at independent common user depots located throughout the world.

The adoption of uniform standards for containers in 1968 by the International Standards Organization (the “ISO”) precipitated a rapid growth of the container industry, as shipping companies recognized the advantages of containerization over traditional break bulk transportation of cargo. This growth resulted in substantial investments in containers, container ships, port facilities, chassis, specialized rail cars and handling equipment.

Most containers are constructed of steel in accordance with recommendations of the ISO. The basic container type is the general-purpose dry freight standard container (accounting for approximately 87% of the world’s container fleet), which measures 20 or 40 feet long, 8 feet wide and 8½ or 9½ feet high. In general, 20-foot containers are used to carry heavy, dense cargo loads (such as industrial parts and certain food products) and in areas where transport facilities are less developed, while 40-foot containers are used for lighter weight finished goods (such as apparel, electronic appliances and other consumer goods) in areas with better developed transport facilities. Standards adopted by the International Convention for Safe Containers and the Institute of International Container Lessors govern the operation and maintenance of containers.

The demand for containers is influenced primarily by the volume of international and domestic trade. In recent years, however, the rate of growth in the container industry has exceeded that of world trade as a whole due to several factors, including the existence of geographical trade imbalances, the expansion of shipping lines, and changes in manufacturing practices, such as growing reliance on “just-in-time” delivery methods and increased exports by certain technologically advanced countries of component parts for assembly in other countries and the subsequent re-importation of finished products.

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

In recent years domestic railroads and trucking lines have begun actively marketing intermodal use of services for the domestic transportation of freight. Management believes that this trend should serve to accelerate the growth of intermodal transportation, and hence result in increased container and chassis demand.

As a result of the advantages of intermodal containerization and the increased globalization of the world economy, the use of containers for domestic intermodal transportation has also grown over the last few years. Greater use of containers on cargo ships led railroad and trucking companies to develop the capacity to transport containers domestically by chassis and rail car. In addition, shipping companies began soliciting domestic freight in order to mitigate the cost of moving empty containers back to the port areas for use again in international trade. The introduction in the mid-1980‘s of the double stack railroad car, specially designed to carry containers stacked one on top of another, accelerated the growth of domestic intermodal transportation by reducing shipping costs still further. Due to these trends, an increasing portion of domestic cargo is now being shipped by container instead of by a conventional highway trailer.

The Leasing Market and the Company’s Strategy

Benefits of Leasing

Leasing companies own approximately half of the world’s domestic chassis and half of the container fleet, with the balance owned predominantly by shipping lines. Leasing companies have maintained this market position because container shipping lines receive both financial and operational benefits by leasing a portion of their equipment. The principal benefits to shipping lines of leasing are:

•	to provide shipping lines with an alternative source of financing in a traditionally capital-intensive industry;

•	to enable shipping lines to expand their routes and market shares at a relatively inexpensive cost without making a permanent commitment to support their new structure;

•	to enable shipping lines to benefit from leasing companies’ anticipatory buying and volume purchases, thereby offering them attractive pricing and prompt delivery schedules;

•	to enable shipping lines to accommodate seasonal and/or directional trade route demand, thereby limiting their capital investment and storage costs; and

•	to enable shipping lines at all times to maintain the optimal mix of equipment types in their fleets.

Because of these benefits, container shipping lines generally obtain a significant portion of their container fleets from leasing companies, either on short-term or long-term leases. Short-term leases provide a considerable degree of operational flexibility in allowing a customer to pick up and drop off containers at various locations worldwide at any time. However, customers pay for this flexibility in the form of substantially higher lease rates for short-term leases and drop-off charges for the privilege of returning equipment to certain locations. Most short-term leases are “master leases,” under which a customer reserves the right to lease a certain number of containers, as needed under a general agreement between the lessor and the lessee. Long-term leases provide the lessee with advantageous pricing structures, but usually contain an early termination provision allowing the lessee to return equipment prior to expiration of the lease only upon payment of an early termination fee. Since 1991, the Company has experienced minimal early returns under its long-term leases, primarily because of the penalties involved and because customers must return all containers covered by the particular long-term lease being terminated, generally totaling several hundred units, and bear substantial costs related to their repositioning and repair. Frequently, a lessee will retain long-term leased equipment well beyond the initial lease term. In these cases, long-term leases will be renewed at the then prevailing market rate, either for additional one-year periods or as part of a short-term agreement. In some cases, the customer has the right to purchase the equipment at the end of a long-term lease. The Company’s long-term leases generally have five to eight year terms.

The Company often enters into long-term “direct finance” leases. Under a direct finance lease, the customer owns the container at the expiration of the lease term. Although customers pay a higher per diem rate under a direct finance lease than under a long-term operating lease, a direct finance lease enables the Company to provide customers with access to financing on terms generally comparable to those available from financial institutions, which provide this type of financing.

Shipping lines generally spread their business over a number of leasing companies in order to avoid dependence on a single supplier.

Unlike the business of container leasing, which is global in scale, the Company’s chassis leasing business is almost exclusively a domestic business. Many of the customers for the Company’s chassis, however, are United States subsidiaries or branches of international shipping lines.

Company Strategy

The Company emphasizes long-term leases in order to minimize the impact of economic cycles on the Company’s revenues and to achieve high utilization and stable and predictable earnings. The lower rate of turnover provided by long-term leases enables the Company to concentrate on the expansion of its asset base through the purchase and lease of new equipment, rather than on the repeated re-marketing of its existing fleet.

The result of this strategy has been to establish the Company as one of the world’s leading lessors of dry freight standard containers. The Company intends to continue its emphasis on acquiring and leasing dry freight standard containers, rather than investing significantly in special purpose equipment such as refrigerated or tank containers. Management believes that the Company currently has one of the youngest container fleets of the world’s ten largest container lessors.

The Company, with a fleet of approximately 175,000 chassis, is the largest chassis lessor in the United States. The Company’s chassis leasing strategy includes an emphasis on long-term leasing of new or re-manufactured chassis which allows the Company to offer equipment packages to its customers at the most attractive cost to the Company.

In order to re-deploy chassis that are coming off long-term leases, the Company operates “chassis pools” for most of the major port authorities and terminal operators on the Eastern seaboard and the Gulf coast. A chassis pool is an inventory of chassis available for short-term leasing to customers of the port or terminal. The principal ports in the United States where the Company supplies chassis pools are Boston, Baltimore, Norfolk, Charleston, Savannah, New Orleans and Houston.

Like most leasing companies, the Company depends on high utilization of its equipment in order to run its operations profitably. Because the Company has most of its container and chassis fleets under long-term leases, the Company believes that it has generally experienced better utilization in periods of weak demand than other leasing companies having a smaller proportion of their fleets under long-term leases. From 1991 through 1994, the annual utilization of the Company’s container fleet and Trac Lease’s chassis fleet averaged at least 90%. At the end of 1995 and 1996, the combined utilization rate of the Company’s container and chassis fleets was approximately 97%, and at December 31, 1997, 1998, 1999 and 2000 such rate was approximately 98%.

Operations

Lease Terms

Lease rentals are typically calculated on a per diem basis, regardless of the term of the lease. The Company’s leases generally provide for monthly or quarterly billing and require payment by the lessee within 30 to 60 days after presentation of an invoice. Generally, the lessee is responsible for payment of all taxes and other charges arising out of use of the equipment and must carry specified amounts of insurance to cover physical damage to and loss of equipment, as well as bodily injury and property damage to third parties. In addition, the Company’s leases usually require lessees to repair any damage to the containers and chassis. Lessees are also required to indemnify the Company against losses to the Company arising from accidents or similar occurrences involving the leased equipment. The Company’s leases generally provide for pick-up, drop-off and other charges and set forth a list of locations where lessees may pick up or return equipment. The Company’s long-term leases generally have five to eight year terms.

Equipment Tracking and Billing

The Company uses a real time, internet accessible proprietary computer software system to enable sophisticated equipment tracking and billing and to provide a central operating database that coordinates the Company’s container and chassis leasing activities. The system processes information received electronically from the Company’s regional offices. The system records the movement and status of each container and chassis and links that information with the complex data comprising the specific lease terms in order to generate billings to lessees. More than 15,000 movement transactions per month are routinely processed through the system, which is capable of tracking revenue on the basis of individual containers and chassis. The system also generates a wide range of management reports containing information on all aspects of the Company’s leasing activities.

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

The Company’s customers are generally responsible for maintenance and repairs of equipment other than normal wear and tear. When normal wear and tear to equipment is extensive, the equipment may have to be refurbished or remanufactured. Refurbishing and remanufacturing involve substantial cost, although chassis can be remanufactured for substantially less than the cost of purchasing a new chassis. Because facilities for this purpose are not available at all depots or branches, equipment requiring refurbishment or remanufacture may have to be repositioned, at additional expense, to the nearest suitable facility. Alternatively, the Company may elect to sell equipment-requiring refurbishment.

Depots

The Company, including its affiliate CAI, operates depots in all major transporation markets throughout the world. Depots are facilities owned by third parties at which containers and other items of transportation equipment are stored, maintained and repaired. The Company retains independent agents at these depots to handle and inspect equipment delivered to or returned by lessees, to store equipment that is not leased and to handle maintenance and repairs of containers and chassis. Some agents are paid a fixed monthly retainer to defray recurring operating expenses and some are guaranteed a minimum level of commission income. In addition, the Company generally reimburses its agents for incidental expenses.

Repositioning and Related Expenses

If lessees in large numbers return equipment to a location which has a larger supply than demand, the Company may incur expenses in repositioning the equipment to a better location. Such repositioning expenses generally range between $50 and $500 per item of equipment, depending on geographic location, distance and other factors, and may not be fully covered by the drop-off charge collected from the lessee. In connection with necessary repositioning, the Company may also incur storage costs, which generally range between $.20 and $2.50 per TEU per day. In addition, the Company bears certain operating expenses associated with its containers and chassis, such as the costs of maintenance and repairs not performed by lessees, agent fees, depot expenses for handling, inspection and storage and any insurance coverage in excess of that maintained by lessee. The Company’s insurance coverage provides protection against various risks but generally excludes war-related and other political risks.

Disposition of Containers and Chassis and Residual Values

From time to time, the Company sells equipment that was previously leased. The decision whether to sell depends on the equipment’s condition, remaining useful life and suitability for continued leasing or for other uses, as well as prevailing local market resale prices and an assessment of the economic benefits of repairing and continuing to lease the equipment compared to the benefits of selling. Containers are usually sold to shipping or transportation companies for continued use in the intermodal transportation industry or to secondary market buyers, such as wholesalers, depot operators, mini storage operators, construction companies and others, for use as storage sheds and similar structures. Because old chassis are more easily remanufactured than old containers, chassis are less likely to be sold than containers.

At the time of sale, the residual value of a container or chassis will depend, among other factors, upon mechanical or economic obsolescence, as well as its physical condition. While there have been no major technological advances in the short history of containerization that have made active equipment obsolete, several changes in standards have decreased the demand for older equipment, such as the increase in the standard height of containers from 8 feet to 8½ feet in the early 1970’s.

Marketing and Customers

The Company leases its containers and chassis to over 400 shipping and transportation companies throughout the world, including nearly all of the world’s 20 largest international container shipping lines and major North American railroads. With a network of offices and agents covering major ports in the United States, Europe and the Far East, the Company has been able to supply containers in nearly all locations requested by its customers. In 2000, the Company’s top 25 customers represented approximately 67% of its consolidated revenues, with no single customer accounting for more than 7%.

The customers for the Company’s chassis are a large number of domestic companies, many of which are domestic subsidiaries or branches of international shipping lines to which the Company also leases containers.

The Company maintains close relationships with a large customer base on which detailed credit records are kept. The Company’s credit policy sets different maximum exposure limits for its customers. Credit criteria may include, but are not limited to, customer trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, and operational history.

The Company seeks to reduce credit risk by maintaining insurance coverage against defaults and equipment losses. Although there can be no assurance that such coverage will be available in the future, the Company currently maintains contingent physical damage, recovery/repatriation and loss of revenue insurance, which provides coverage in the event of a customer’s default. The policy covers the cost of recovering the Company’s equipment from the customer, including repositioning costs, the cost of repairing the equipment and the value of equipment which cannot be located or is uneconomical to recover. It also covers a portion of the lease revenues the Company may lose as a result of the customer’s default (i.e., 180 days of lease payments following default). The Company has the option to renew the current policy for periods through December 2001, subject to premium adjustments.

Competition

There are many companies leasing intermodal transportation equipment with which the Company competes. Some of the Company’s competitors have greater financial resources than the Company or are subsidiaries or divisions of much larger companies. Over the last several years, there has been consolidation in the container leasing business resulting from several acquisitions. The result of the consolidation has been fewer lessors, a more rationalized industry and a stabilizing pricing environment.

In addition, the containerized shipping industry, which the Company services, competes with providers of alternative methods of transporting goods, such as by air, truck and rail. The Company believes that in most instances such alternative methods are not as cost-effective as shipping of containerized cargo.

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

Other Business Operations

In addition to its container and chassis leasing operations through Interpool Limited and Trac Lease, the Company also receives revenues from other activities. The Company leases approximately 500 freight rail cars to railroad companies through its Chicago based Railpool division. Microtech Leasing Corporation, a 75.5% owned subsidiary of the Company, leases microcomputers and related equipment, as does Personal Computer Rentals, Inc. (PCR), a 51% owned subsidiary.

PoolStat Chassis Pool Management

Trac Lease has developed a business service, which allows for cooperative management of chassis among competing shipping lines. Under this program, shipping lines can “pool” their chassis at common locations such as marine terminals and railroad depots. The PoolStat software compiles data from each location and reports on levels of chassis contribution as compared to levels of chassis usage by each shipping line in the cooperative pool. The benefit of this program to the shipping lines is a lower overall inventory requirement at each location. In addition, centralized maintenance and repair improves service levels to customers and the trucking community. The benefits to Trac Lease are the management fee, and the closer relationship forged with the same shipping lines, which lease chassis from Trac Lease on both a long and short-term basis. A number of leasing and other companies have been vying to provide cooperative pool services to the shipping community, and Trac Lease has been successful at winning a number of the contracts awarded to date. PoolStat now has approximately 150,000 chassis under contract and is actively looking to increase its level of business. Management believes that PoolStat is the leading producer of chassis management tools in the United States.

Employees

As of December 31, 2000 the Company had approximately 480 employees, approximately 460 of whom are based in the United States. Included in the total employee count are approximately 240 employees of PCR. None of the Company’s employees is covered by a collective bargaining agreement. The Company believes its relations with its employees are good.

ITEM 2.    PROPERTIES

In connection with the Company’s acquisition of Transamerica Leasing, Inc’s. North American Intermodal Division in October 2000, the Company purchased certain real property located in Chicago, Illinois and Atlanta, Georgia. The Chicago, Illinois site consists of an office and garage building containing approximately 20,000 square feet on approximately 38 acres. The Atlanta, Georgia site consists of approximately 14 acres upon which 9 trailer buildings have been placed to serve as office facilities. The purchase price for these two properties was included in the acquisition’s aggregate purchase price.

In July 1998 the Company purchased approximately 18,000 square feet of condominium office space located on the 27th floor at 633 Third Avenue, New York, NY 10017 and relocated the Company’s New York office to this new location during the fourth quarter of 1998. All the Company’s’ other commercial office space, aggregating approximately 38,000 square feet, is leased. The Company’s executive offices are located at 211 College Road East, Princeton, New Jersey. The Company also leases office facilities in Chicago, Portland, Barbados, Aberdeen, Antwerp, Basel, Hong Kong and Singapore.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through solicitation of proxies during the fourth quarter of fiscal 2000.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

The Common Stock of the Company is traded on the New York Stock Exchange under the symbol “IPX”. The following table sets forth for the periods indicated commencing on January 1, 1998, the high and low last reported sale prices for the Common Stock on the New York Stock Exchange. All share and per share data have been adjusted to reflect the 3-for-2 stock split effected on March 27, 1997 and have been rounded to the nearest eighth.

	HIGH	LOW
Calendar Year 1998

First Quarter	$15.50	$13.25

Second Quarter	16.1875	14.3750

Third Quarter	18.9375	9.875

Fourth Quarter	17.125	10.00

Calendar Year 1999

First Quarter	$16.75	$12.4375

Second Quarter	15.25	10.50

Third Quarter	13.50	7.50

Fourth Quarter	9.125	6.875

Calendar Year 2000

First Quarter	$8.00	$5.25

Second Quarter	9.75	5.313

Third Quarter	13.625	8.313

Fourth Quarter	17.625	11.563

As of March 20, 2001 there were approximately 1,500 record holders of Common Stock. On March 20, 2001 the last reported sale price of the Common Stock on the New York Stock Exchange was $16.90 per share.

The Company paid a quarterly dividend in the amount of 3.75 cents per share on its Common Stock in January, April, July and October 2000.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth selected historical and pro forma consolidated financial data for the Company, for the periods and at the dates indicated. The historical financial data for each of the five years in the period ended December 31, 2000, and at December 31, 2000, 1999, 1998, 1997, and 1996, are derived from and qualified by reference to the historical consolidated financial statements that have been audited and reported upon by Arthur Andersen LLP, independent public accountants. This information should be read in conjunction with the historical consolidated financial statements of the Company and the notes thereto.

SELECTED FINANCIAL DATA (in thousands, except per share amounts)

	YEAR ENDED DECEMBER 31,
	2000 (1)	1999 (2)	1998	1997 (3)	1996 (4)
INCOME STATEMENT DATA:
Revenues	$287,055	$217,840	$182,316	$161,425	$147,148
Earnings before interest and taxes	122,300	79,628	96,624	86,474	81,481
Income before change in accounting principle and extraordinary gain/loss	$42,956	$21,871	$37,614	$33,091	$34,196

Income per share before change in accounting
principle and extraordinary gain/loss (5)
Basic	$1.57	$0.79	$1.36	$1.17	$1.24

Diluted	$1.54	$0.77	$1.31	$1.13	$1.16

Weighted average shares outstanding (5):
Basic	27,421	27,571	27,561	27,552	25,953
Diluted	27,834	28,234	28,615	29,370	31,438
Cash dividends declared per common share (5):	$0.15	$0.15	$0.15	$0.15	$0.13

	AS OF DECEMBER 31,
	2000	1999	1998	1997	1996
BALANCE SHEET DATA:
Cash, short-term investments and marketable
Securities	$156,291	$207,626	$112,298	$42,976	$70,055
Total assets	$2,194,831	$1,443,259	$1,362,234	$1,114,456	$939,418
Debt and capital lease obligations	$1,618,036	$998,228	$932,157	$744,227	$602,704
Stockholders’ equity	$342,231	$301,367	$283,215	$250,446	$280,546

(1)	The 2000 income statement data excludes an extraordinary gain of $840, net of tax expense, resulting from the retirement of debt and $660, net of tax expense, resulting from the cumulative effect of a change in accounting principle. The 2000 results include contributions from the North American Intermodal division of Transamerica Leasing, Inc., which the Company acquired on October 24, 2000. The acquisition was effective October 1, 2000 and includes only the chassis acquired from TA as the rail trailers and domestic containers were identified as assets held for sale at the time of purchase.

(2)	The 1999 income statement data excludes an extraordinary gain of $740, net of tax expense, resulting from the retirement of debt.

(3)	The 1997 income statement data excludes an extraordinary loss of $5,428, net of the tax benefit, resulting from the retirement of debt.

(4)	The 1996 income statement data includes non-recurring expense items totaling $3,892. The Company recorded a $1,500 charge for the initial public offering expenses of Interpool Limited which was withdrawn in the fourth quarter; this charge had a $.06 net income per share effect on basic basis and a $.05 net income per share effect on a diluted basis. Also, a $2,392 charge was recorded for the accumulated dividends of the Company’s subsidiary, Trac Lease, Inc. which resulted from the acquisition of the outstanding preferred stock of Trac Lease through the issuance of Interpool, Inc. preferred stock. Such charge had no impact on net income per share because unpaid dividends were included in the computation of net income per share in prior periods.

(5)	Restated to give effect of the three-for-two stock split effective March 27, 1997. In 1997, the Company adopted Statement of Financial Accounting Standards Statement No. 128. See Note 1 to the consolidated financial statements.

11

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

The following discussion of the Company’s historical financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this report.

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

In October 2000, the Company completed the acquisition of the North American Intermodal division of Transamerica Leasing, Inc. (TA), a subsidiary of Transamerica Finance Corporation and AEGON N.V. Under the terms of the agreement, the Company acquired substantially all of the domestic containers, chassis, and trailers of the North American intermodal division and related assets and assumed certain of the liabilities of the business. The Company paid approximately $672.0 million in cash, with such acquisition being financed through a combination of cash and proceeds from committed secured financing facilities equal to approximately $365.0 million. In the acquisition, the Company acquired approximately 70,000 chassis, 23,000 rail trailers and 18,000 domestic containers. The acquisition was effective October 1, 2000 and was accounted for as a purchase transaction. The results of operations from October 1, 2000 through December 31, 2000 include only the chassis acquired from TA as the rail trailers and domestic containers were identified as held for sale at the time of purchase.

In January 2001, the Company and TIP announced the signing of a definitive agreement for the sale of 50,000 rail trailers and domestic containers by the Company to TIP, including all 41,000 rail trailers and domestic containers the Company acquired from TA in October 2000. The assets held for sale as of December 31, 2000 include $285.1 million related to the units acquired from TIP and $63.3 million of assets previously owned by the Company. The Company expects to record a gain of $4.3 million upon the consummation of this sale, which represents the premium paid for the units previously owned by the Company over their net book value.

In May 1999, the Company acquired a 51% interest in PCR, a nationwide lessor of computers and related equipment. PCR combined with Microtech represents the computer leasing segment as detailed in Note 15 to the 2000 Consolidated Financial Statements. Revenues from this segment in 2000, 1999 and 1998 were $44.8 million, $28.1 million and $8.1 million, respectively. Income before taxes from this segment in 2000, 1999 and 1998 were $2.4 million, $2.0 million and $.7 million, respectively.

Revenue derived from an operating lease generally consists of the total lease payment from the customer. In 2000, 1999 and 1998, revenues derived from operating leases were $266.0 million (93% of revenues), $189.2 million (90% of revenues), and $148.0 million (81% of revenues), respectively.

Revenue derived from a direct finance lease consists only of income recognized over the term of the lease using the effective interest method. The principal component of the direct finance lease payment is reflected as a reduction to the net investment in the direct finance lease. In 2000, 1999 and 1998, total payments from direct finance leases were $88.9 million, $86.7 million and $128.1 million, respectively. The revenue component of total lease payments totaled $21.1 million (7% of revenues), $20.7 million (10% of revenues) and $34.3 million (19% of revenues) in 2000, 1999 and 1998, respectively. The decrease in the revenue component of total lease payments during 1999 was a result of the reduction in finance lease revenues of $14.2 million as a result of the securitized lease receivables.

The Company’s mix of operating and direct finance leases is a function of customer preference and demand and the Company’s success in meeting those customer requirements. During the initial two years of either an operating lease or a direct finance lease, the contribution to the Company’s earnings before interest and taxes is very similar. In subsequent periods, however, the operating lease will generally be more profitable than a direct finance lease, primarily due to the return of principal inherent in a direct finance lease. However, after the long-term portion (and any renewal) of an operating lease expires, the operating lease will have redeployment costs and related risks which are avoided under a direct finance lease.

The Company conducts business with shipping line customers throughout the world and is thus subject to the risks of operating in disparate political and economic conditions. Offsetting this risk is the worldwide nature of the shipping business and the ability of the Company’s shipping line customers to shift their operations from areas of unfavorable political and/or economic conditions to more promising areas. Substantially all of the Company’s revenues are billed and paid in U.S. dollars. In addition, the Company’s container purchases are paid for in U.S. dollars. The Company believes these factors substantially mitigate foreign currency rate risks.

Certain of the shipping lines to which the Company leases containers are entities domiciled in several Asian countries. In addition, many of the Company’s customers are substantially dependent upon shipments of goods exported from Asia. Economic disruption, political instability or military disturbances in these areas of the world could adversely affect the Company. Although the Company has not experienced any material adverse impact on its business as a result of the recent financial conditions in certain Asian markets, there can be no assurance that financial turmoil in one or more of the Asian markets would not adversely affect the Company’s business.

The Company’s container leasing operations are conducted through Interpool Limited, a Barbados corporation. The Company’s effective tax rate benefits substantially from the application of an income tax convention, pursuant to which the profits of Interpool Limited from container leasing operations are exempt from federal taxation in the United States. Such profits are subject to Barbados tax at rates which are significantly lower than the applicable rates in the United States. See “—United States Federal Income Tax.” The Company’s chassis leasing operations are conducted primarily through Trac Lease and Interpool Inc. Certain other United States equipment leasing activities are conducted through Interpool itself.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. In June 2000, the FASB issued Statement 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. Statement 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Statement 133, as amended, is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998, and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid instruments. With respect to hybrid instruments, a company may elect to apply Statement 133, as amended, to (1) all hybrid instruments, (2) only those hybrid instruments that were issued, acquired, or substantively modified after December 31, 1997, or (3) only those hybrid instruments that were issued, acquired, or substantively modified after December 31, 1998.

The Company adopted Statement 133 effective January 1, 2001. The Company plans to apply Statement 133 to only those hybrid instruments that were issued, acquired, or substantively modified after December 31, 1998.

The Company has not yet quantified all effects of adopting Statement 133 on its financial statements. However, as discussed in the following paragraphs, the Statement could increase volatility in earnings and other comprehensive income or involve certain changes in the Company’s business practices.

Statement 133, in part, allows special hedge accounting for fair value and cash flow hedges. Statement 133 provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized currently in earnings in the same accounting period. Statement 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. (The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings.)

As of December 31, 2000, the Company had entered into 13 interest rate swap agreements with various financial institutions. The aggregate notional balance of the swaps was $384.7 million as of December 31, 2000. These agreements are used by the Company to manage interest rate risks created by loans indexed to a floating rate index, primarily LIBOR. Under current generally accepted accounting principals (GAAP), the interest differential payable or receivable by the Company on its interest rate swaps is accrued by the Company as interest rates change, and is recognized by the Company over the life of the swap agreement as an adjustment of interest expense. In contrast Statement 133 effectively will require that changes in the fair value of the swap agreements which are designated as effective cash flow hedges, be reported as a component of other comprehensive income and changes in the fair value of the swap agreements that do not qualify for hedge accounting to be reported in earnings. If Statement 133 had to be applied to all swap agreements in place at December 31, 2000, changes in the fair value of the agreements would increase liabilities by approximately $9.0 million, with offsetting amounts recorded in earnings of $2.4 million and accumulated other comprehensive income of $7.4 million and an increase to earnings (net of tax) of $.8 million.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues. The Company’s revenues increased to $287.1 million for the year ended December 31, 2000, from $217.8 million in the year ended December 31, 1999, an increase of $69.3 million or 32%. The increase was due to increased operating lease revenues of $59.2 million primarily generated by an expanded container and chassis fleet, as well as an $18.0 million increase in leasing revenues contributed by PCR as compared to the prior year as a result of the acquisition of PCR, which took place in May 1999. Additionally, the Company’s October 2000 acquisition of the North American Intermodal division of Transamerica Leasing, Inc. resulted in $20.8 million of additional leasing revenues generated by the assets acquired which are not included as part of the assets held for sale as more fully detailed in Notes 5 and 6 to the 2000 Consolidated Financial Statements.

Lease Operating and Administrative Expenses. The Company’s lease operating and administrative expenses increased to $93.6 million for the year ended December 31, 2000 from $73.8 million in the year ended December 31, 1999, an increase of $19.8 million. The increase was primarily due to a $13.2 million increase in lease operating and administrative expenses contributed by PCR as compared to the prior year as a result of the acquisition of PCR, which took place in May 1999. Additionally, the Company’s October 2000 acquisition of the North American Intermodal division of Transamerica Leasing, Inc. resulted in $6.5 million of additional lease operating and administrative expenses, as well as higher operating and administrative expenses resulting from expanded operations generating increased equipment rental, licensing, consulting, insurance and salary expense, partially offset by additional bad debt reserves for specific losses incurred during the three months ended March 31, 1999.

Depreciation and Amortization of Leasing Equipment. The Company’s depreciation and amortization expenses increased to $68.4 million in the year ended December 31, 2000 from $61.7 million in the year ended December 31, 1999, an increase of $6.7 million. The increase was due to $4.1 million of depreciation and amortization as a result of the acquisition of the North American Intermodal division of Transamerica Leasing, Inc., a $3.3 million increase in depreciation and amortization as a result of the acquisition of PCR, which took place in May 1999, as well as an increased fleet size, partially offset by a write-down during 1999 of certain equipment for which the residual value was impaired, and a change in the depreciation life of chassis from 15 years to 17.5 years effective October 1, 2000.

Other (Income)/Expense, Net. The change in other (income)/expense, net of $.1 million was due to an increase in the Company’s income from unconsolidated subsidiaries of $.4 million. Additionally the Company’s net loss on sale of leasing equipment was $1.7 million in the year ended December 31, 2000, as compared to a net loss of $1.2 million in 1999.

Interest Expense, Net. The Company’s net interest expense increased to $70.7 million in the year ended December 31, 2000 from $54.3 million in the year ended December 31, 1999, an increase of $16.4 million. The increase in net interest expense was due to increased interest expense of $20.8 million, as well as increased investment income of $4.4 million. The increase in interest expense was primarily due to increased borrowings to and capital expenditures, including interest expense on the debt incurred to acquire the North America Intermodal division of Transamerica Leasing, Inc., resulting in incremental interest expense of $19.6 million, as well as increased borrowing costs resulting in incremental interest expense of $1.2 million. The increase in investment income during 2000 was primarily due to increased cash and short-term investment levels held, in anticipation of the acquisition of the North American Intermodal division of Transamerica Leasing, Inc.

Provision for Income Taxes. The Company’s provision for income taxes increased to $8.6 million from $3.4 million primarily due to increased taxable income, as well as a greater income contribution from the domestic intermodal division.

Income Before Cumulative Effect of Change in Accounting Principle and Extraordinary Gain. As a result of the factors described above, the Company’s income before cumulative effect of change in accounting principle and extraordinary gain increased to $43.0 million in the year ended December 31, 2000 from $21.9 million in the year ended December 31, 1999.

Cumulative Effect of Change in Accounting Principle. The Company recorded the cumulative effect of a change in accounting principle of $.7 million in the three months ended March 31, 2000. This represents a change in the Company’s accounting for its maintenance and repairs expense from an accrual to cash basis, as recommended by the Securities and Exchange Commission.

Extraordinary Gain. The Company recorded an extraordinary gain on the retirement of debt of $.8 million in the year ended December 31, 2000.

Net Income. As a result of the factors described above, the Company’s net income increased to $44.5 million in the year ended December 31, 2000 from $22.6 million in the year ended December 31, 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenues. The Company’s revenues increased to $217.8 million for the year ended December 31, 1999, from $182.3 million in the year ended December 31, 1998, an increase of $35.5 million or 19%. The increase was due to increased operating lease revenues of $23.5 million primarily generated by an expanded container and chassis fleet, $18.3 million in leasing revenues generated by the assets acquired in the PCR acquisition, as well as a gain of $7.9 million recognized from a securitization completed during the three months ended March 31, 1999, partially offset by a decrease in finance lease revenues of $14.2 million. Subsequent to the securitization, the Company recognizes revenue only on its retained interest in the securitized lease receivables.

Lease Operating and Administrative Expenses. The Company’s lease operating and administrative expenses increased to $73.8 million for the year ended December 31, 1999 from $45.0 million in the year ended December 31, 1998, an increase of $28.8 million. The increase was primarily due to additional bad debt reserves for specific losses, $15.3 million of lease operating and administrative expenses as a result of the acquisition of PCR, as well as higher operating and administrative costs resulting from expanded operations generating increased commission, insurance and salary expense.

Depreciation and Amortization of Leasing Equipment. The Company’s depreciation and amortization expenses increased to $61.7 million in the year ended December 31, 1999 from $42.6 million in the year ended December 31, 1998, an increase of $19.1 million. The increase was due to a $6.8 million write-down of certain container equipment for which the residual value was impaired, an increased fleet size, as well as $2.2 million of depreciation and amortization as a result of the acquisition of PCR. A specific manufacturer of containers provided the Company with defective containers subject to a warranty claim, for which the expenses are not recoverable due to the bankruptcy of the manufacturer. The Company isolated the unit numbers of the defective containers and analyzed the proceeds received upon the sale of these defective containers. The Company then reduced the book value of these defective containers to scrap value in order to approximate their net realizable value.

Other (Income)/Expense, Net. The change in other (income)/expense, net of $4.6 million was due to a decrease in the Company’s income from unconsolidated subsidiaries of $2.1 million. Additionally the Company’s net loss on sale of leasing equipment was $1.2 million in the year ended December 31, 1999 versus a gain of $1.3 million in 1998.

Interest Expense, Net. The Company’s net interest expense increased to $54.3 million in the year ended December 31, 1999 from $53.2 million in the year ended December 31, 1998, an increase of $1.1 million. The increase in net interest expense was due to increased interest expense of $2.1 million, as well as increased investment income of $1.0 million. The increase in interest expense was primarily due to increased borrowings to fund capital expenditures resulting in incremental interest expense of $3.9 million, partially offset by reduced borrowing costs resulting in interest expense savings of $1.8 million.

Provision for Income Taxes. The Company’s provision for income taxes decreased to $3.4 million from $5.8 million primarily due to lower taxable income.

Income Before Extraordinary Gain. As a result of the factors described above, the Company’s income before extraordinary gain decreased to $21.9 million in the year ended December 31, 1999 from $37.6 million in the year ended December 31, 1998.

Extraordinary Gain. The Company recorded an extraordinary gain on the retirement of debt of $.7 million in the year ended December 31, 1999.

Net Income. As a result of the factors described above, the Company’s net income decreased to $22.6 million in the year ended December 31, 1999 from $37.6 million in the year ended December 31, 1998.

Liquidity and Capital Resources

The Company uses funds from various sources to finance the acquisition of equipment for lease to customers. The primary funding source are cash provided by operations, borrowings, generally from banks, securitization of lease receivables, the issuance of capital lease obligations and the sale of the Company’s debt securities. In addition, the Company generates cash from the sale of equipment being retired from the Company’s fleet. In general, the Company seeks to meet debt service requirements from the leasing revenue generated by its equipment. Since 1990, the Company has been steadily increasing its fleet of containers and adding to its portfolio of finance leases. The Company generated cash flow from operations of $191.5 million, $157.9 million, and $162.6 million in 2000, 1999 and 1998, respectively. In 2000, 1999 and 1998 net cash provided by financing activities was $616.5 million, $250.3 million and $183.1 million, respectively, resulting from the issuance of debt in excess of debt payments and dividends paid. The Company has purchased equipment costing $320.3 million in 2000, $324.3 million in 1999, and $263.0 million in 1998.

In March 1999, the Company established a container securitization facility of $250.0 million. This program provides the Company with a lower cost of capital for its finance lease business and access to an additional source of funding. On March 31, 1999, the Company securitized approximately $235.5 million of lease receivables through utilization of $190.0 million of this facility and recorded a pre-tax gain of $7.9 million which is included in revenues; other costs and associated tax effect brought the net gain to $5.5 million. A portion of the gain has been deferred to record an estimate of the losses under recourse provisions for the lease receivables securitized. Included in other investment securities at December 31, 2000, is approximately $30.4 million of retained interests in the securitized lease receivables. At December 31, 2000, $105.4 million of the container securitization facility was utilized.

In October 2000, the Company established a secured financing facility in the amount of $300.0 million of which $100.0 million is due on October 23, 2001. The remaining $200.0 million is payable in quarterly installments of $.5 million beginning January 31, 2001, with a balloon payment of $196.5 million due on October 24, 2002. At December 31, 2000, the interest rate on the secured financing facility was 8.81%.

In July 2000, the Company established a chassis securitization facility of $280.0 million. In October 2000, this chassis securitization facility was increased to $300.0 million. At December 31, 2000, $284.8 million of this facility was outstanding. This facility provides the Company an additional source of funding and is accounted for as on-balance sheet secured debt financing.

The Company has a $215.0 million revolving credit facility with a group of commercial banks; on December 31, 2000, $190.0 million was outstanding, with an interest rate of 7.69%. In July 2000, this facility was renewed and amended with the term extended to July 31, 2005. The credit limit remains at $215.0 million through July 31, 2003; thereafter the credit limit declines to $193.5 million through July 31, 2004 and $172.0 million through July 31, 2005. In addition, as of December 31, 2000, the Company had available lines of credit of $68.8 million under various facilities, under which $50.3 million was outstanding. Interest rates under these facilities ranged from 7.6% to 9.0%. Subsequent to December 31, 2000 the Company has continued to incur and repay debt obligations in connection with financing its equipment leasing activities.

In February 1998, the Company issued $100 million principal amount of 6-5/8% Notes due 2003 (the “6-5/8% Notes”). The net proceeds were used to repay $83 million in borrowings under the revolving credit agreement and for other general corporate purposes. During the first quarter of 2000, the Company retired $8.2 million of the 6 5/8% Notes and recognized an extraordinary gain of $.5 million. During the fourth quarter of 1999, the Company retired $17.0 million of the 6-5/8% Notes and recognized an extraordinary gain of $.7 million. As of December 31, 2000, $74.8 million principal amount of 6-5/8% Notes remain outstanding.

In April 1998, the Company acquired a 50% interest in CAI, a container leasing company whose business is primarily in the short-term master lease market. CAI would not be deemed a “significant subsidiary” of the Company for purposes of the Securities and Exchange Commission accounting requirements. The Company also advanced CAI subordinated debt. The Company’s investment in and advances to CAI totaled approximately $50.7 million.

In October 2000, the Company completed the acquisition of the North American Intermodal division of Transamerica Leasing, Inc., a subsidiary of Transamerica Finance Corporation and AEGON N.V. Under the terms of the agreement, the Company acquired substantially all of the domestic containers, chassis, and trailers of the North American intermodal division and related assets and assumed certain of the liabilities of the business. The Company paid approximately $672.0 million in cash, with such acquisition being financed through a combination of cash and proceeds from committed secured financing facilities equal to approximately $365.0 million. In the acquisition, the Company acquired approximately 70,000 chassis, 23,000 rail trailers and 18,000 domestic containers.

In January 2001, the Company and Transport International Pool, Inc., frequently referred to as TIP Intermodal Services (TIP), a GE Capital Company, announced the signing of a definitive agreement for the sale of 50,000 rail trailers and domestic containers by the Company to TIP, including all 41,000 rail trailers and domestic containers that the Company acquired from Transamerica Leasing, Inc. in October of 2000. The Company expects to consumate this transaction during the first half of 2001.

In May 1999, the Company’s Microtech subsidiary acquired a 51% interest in Personal Computer Rentals, Inc. (PCR), a nationwide lessor of computers and related equipment. The Company also provided financing to PCR.

As of December 31, 2000, commitments for capital expenditures totaled approximately $17.4 million. The Company expects to fund such capital expenditures through a combination of cash flow from the Company’s operations, borrowings under its available credit facilities and additional funds raised through the sale of its debt securities in the private and/or public markets.

The Company believes that cash generated by continuing operations, together with existing short-term credit facilities, the issuance of debt securities in the appropriate markets and the portion of the proceeds remaining from recent debt security sales will be sufficient to finance the Company’s working capital needs for its existing business, planned capital expenditures and expected debt repayments over the next twelve months. The Company anticipates that long-term financing will continue to be available for the purchase of equipment to expand its business in the future. In addition, from time to time interpool explores new sources of capital both at the parent and subsidiary levels.

As previously announced, the Company has authorized the repurchase up to 1,000,000 shares of its common stock. The shares will be purchased from time to time through open market purchases or privately negotiated transactions. A total of 158,500 shares were purchased by the Company during the fourth quarter of 1999, for an aggregate purchase price of $1.17 million.

The following table sets forth certain historical cash flow information for the three years ended December 31, 2000.

	Year Ended December 31,
	2000	1999	1998
	(Dollars in millions)
Net cash provided by operating activities	$191.5	$157.9	$162.6
Proceeds from disposition of leasing equipment	85.4	15.1	8.3
Acquisition of leasing equipment	(255.6)	(201.0)	(182.3)
Investment in direct financing leases	(64.7)	(123.3)	(80.7)
Net proceeds of issuance of long-term debt and capital leases obligations in
excess of payment of long-term debt and capital lease obligations	469.6	74.1	153.1

From time to time, the Company enters into discussions with third parties regarding potential acquisitions or business combinations. If additional capital were to be required for any such acquisition, there can be no assurance that such additional capital would be available on terms acceptable to the Company.

On January 27, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission under which the Company may offer from time to time up to $400 million aggregate principal amount of its debt and/or equity securities. As of March 29, 2001, this registration statement has not yet become effective.

In 2000, the Company entered into interest rate swap contracts with notional amounts totaling $185.0 million. The terms of the interest rate swap contracts are for two and seven years. The interest rate swap contracts convert variable rate debt into fixed rate debt. The maturity of these contracts coincides with the maturity of the underlying debt instruments hedged. At December 31, 2000, the notional amount was approximately $184.1 million.

In 1998, the Company entered into interest rate swap contracts with notional amounts totaling $79.7 million. The terms of the interest rate swap contracts are for three, five and seven years. The interest rate swap contracts convert available rate debt into fixed rate debt. The maturity of these contracts coincides with the principal and maturity of the underlying debt instruments hedged. The notional amount was reduced for 2000 when a portion of the debt was retired. At December 31, 2000, the notional amount was approximately $44.0 million.

In 1996, the Company entered into a five-year interest rate swap contract, with a notional amount of $80 million to convert variable rate debt into fixed rate debt. The maturity of this contract coincides with the principal and maturity of the underlying debt instruments hedged. The notional amount was reduced for 1997 when a portion of the debt was retired. At December 31, 2000, the notional amount was approximately $13.4 million.

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

United States Federal Income Tax

The Company is subject to federal and state income taxes as a Subchapter “C” corporation under the Internal Revenue Code (the “Code”). The Company, Trac Lease, Inc. and other United States subsidiaries file a consolidated United States federal income tax return. This consolidated group is liable for federal income taxes on its worldwide income.

Personal holding company issues. If the Company or any of its subsidiaries were classified as a personal holding company, such corporation’s undistributed personal holding company income would be subject to a federal income tax of 39.6% in addition to its regular federal income tax liability. The federal income tax laws have two requirements for classifying a company as a personal holding company. The Company and its subsidiaries currently satisfy the first requirement, the ownership of more than 50% of the value of the Company’s stock by five or fewer individuals. Whether or not the Company or any of its subsidiaries satisfies the second requirement, that at least 60% of such corporation’s adjusted ordinary gross income constitutes personal holding company income, will depend upon such corporation’s income mix.

Based upon current management projections, Interpool will be considered a personal holding company for federal income tax purposes for 2000 (and possibly in subsequent years). If Interpool or any of its subsidiaries is classified as a personal holding company for federal income tax purposes, in addition to its regular federal income tax liability, Interpool’s or such subsidiary’s undistributed personal holding company income (generally taxable income with certain adjustments, including a deduction for federal income taxes and dividends paid) would be subject to a personal holding company tax of 39.6%. Management anticipates that for 2000 Interpool’s current level of dividends will be sufficient to avoid having any undistributed personal holding company income, and thus does not anticipate that there will be any personal holding company tax imposed for 2000. There can be no assurance, however, that the Company will not at some point in the future become liable for such personal holding company tax. Furthermore, the Company may at some point in the future elect to increase the dividend rate on its common stock in order to avoid such tax.

The Company has incurred certain losses from leasing activities that are characterized for tax purposes as “Suspended Passive Losses.” These losses can be carried forward indefinitely to offset income from future leasing activities. As of December 31, 2000 such suspended passive losses totaled approximately $201.1 million.

Trac Lease. Trac Lease has approximately $15.6 million of net operating loss carry-forwards for federal income tax purposes, which may be used only to offset the income of Trac Lease and, if not utilized, will expire between 2005 and 2006. The use of substantially all these loss carry-forwards is subject to a number of limitations under federal tax laws.

Interpool Limited. Under certain circumstances, the Company may be liable for United States federal income taxes on earnings of Interpool Limited and any other foreign subsidiaries of the Company, whether or not such earnings are distributed to the Company. This would occur if Interpool Limited realized “Subpart F income” as defined in the Code, if it were deemed to be a foreign personal holding company or a passive foreign investment company, or if it were to have an increase in earnings invested in United States property.

Subpart F income includes foreign personal holding company income, such as dividends, interest and rents. Although a substantial portion of Interpool Limited’s income consists of rents from container leasing activities, the Company believes that such rents are not Subpart F income because they are derived from the active conduct of a trade or business and received from unrelated persons. However, Interpool Limited has received some dividend and interest income in past years, which was taxed as Subpart F income.

If Interpool Limited were treated as a foreign personal holding company for any year, the Company would be taxed on the amount the Company would have received if Interpool Limited had distributed all its income to the Company as a dividend. One of the conditions for treating a foreign subsidiary as a foreign personal holding company is that a minimum of 60% of the foreign subsidiary’s gross income must be foreign personal holding company income. Foreign personal holding company income does not include rental income that constitutes at least 50% of the subsidiary’s gross income. Because the Company expects that rental income will constitute at least 50% of Interpool Limited’s gross income, the Company does not anticipate that Interpool Limited will be deemed a foreign personal holding company.

A parent company is also subject to taxation when a foreign subsidiary increases the amount of its earnings invested in United States property during any calendar year. The Company does not expect that Interpool Limited will invest any earnings in United States property.

At December 31, 2000 unremitted earnings of this subsidiary were approximately $201.0 million. The deferred U.S. Federal Income taxes related to the unremitted earnings of this subsidiary would be approximately $70.0 million, assuming these earnings are taxable at the U.S. statutory rate, net of foreign tax credits.

United States/Barbados income tax convention. Interpool Limited’s business is managed and controlled in Barbados; it also has a permanent establishment in the United States. Under the Tax Convention, any profits of Interpool Limited from leasing of containers used in international trade generally are taxable only in Barbados and not in the United States. For its taxable years commencing prior to January 1, 1994, Interpool Limited is entitled to the benefits of the Tax Convention for each year that more than 50% of the shares of Interpool Limited are owned, directly or indirectly, by United States citizens or residents (the “stock ownership test”) and its income is not used in substantial part, directly or indirectly, to meet liabilities to persons who are not residents or citizens of the United States (the “base erosion test”). The Company believes that Interpool Limited passes both of these tests and should continue to be eligible for the benefits of the Tax Convention, but there can be no assurance as to such continued eligibility. If Interpool Limited ceased to be eligible for the benefits of the Tax Convention, a substantial portion of its income would become subject to the 35% United States federal income tax and the 30% branch profits tax.

A protocol to the Tax Convention has been ratified by the United States and Barbados, which amends the eligibility provision of the Tax Convention, making the stock ownership test easier to satisfy and the base erosion test more difficult to satisfy. The protocol became effective on January 1, 1994 and applies to taxable years of Interpool Limited commencing on or after that date. The Company believes that Interpool Limited will continue to satisfy the base erosion test and remain eligible for the benefits of the Tax Convention after 1993.

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

Sales tax. To date, Interpool Limited and Trac Lease generally have not paid sales taxes on their leasing revenues to the states in which they conduct business because management has believed such revenues to be exempt from state sales taxes on several grounds, including a long-standing interpretation of the Commerce Clause of the United States Constitution that would prohibit the imposition of a tax on cargo containers and chassis used primarily for transportation of goods in interstate commerce or international trade. Recently, Itel Containers International Corp. (“Itel”), a container leasing company, challenged an attempt by the State of Tennessee to collect sales tax on Itel’s proceeds from the leasing of containers delivered in Tennessee. In a ruling by the United States Supreme Court in February 1993, Itel’s position was rejected and the Court upheld the right of Tennessee to impose sales tax on leasing revenues from containers delivered in Tennessee. The Company cannot predict the extent to which states other than Tennessee will now attempt to collect sales tax on the Company’s equipment leasing revenues based on this Supreme Court decision. Under the terms of the Company’s equipment leases, the Company would be entitled to pass any such sales tax on to its lessees.

Inflation

Management believes that inflation has not had a material adverse effect on the Company’s results of operations. In the past, the effects of inflation on administrative and operating expenses have been largely offset through economies of scale achieved through expansion of the business.

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

For 2000, a 10% change in interest rates would result in a $1.2 million change in pretax earnings of the Company.

For further information regarding the Company’s floating and fixed rate debt, reference is made to Note 4 to the 2000 Consolidated Financial Statements.

Credit Risk

The Company leases its containers and chassis to over 400 shipping and transportation companies throughout the world.

For further information regarding the Company’s credit risk procedures, reference is made to Item 1 – Marketing and Customers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

22

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Interpool, Inc.:

We have audited the accompanying consolidated balance sheets of Interpool, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interpool, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

New York, New York
February 28, 2001

INTERPOOL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2000 AND 1999

(dollars in thousands, except per share amounts)

	2000	1999
ASSETS
CASH AND SHORT-TERM INVESTMENTS	$156,155	$207,388
MARKETABLE SECURITIES, at fair value	136	238
ACCOUNTS AND NOTES RECEIVABLE, less allowance of $14,377 and
$10,275, respectively	67,915	31,837
ASSETS HELD FOR SALE	348,389	—
NET INVESTMENT IN DIRECT FINANCING LEASES	170,380	164,394
OTHER RECEIVABLES, net, including amounts from related parties of
$13,433 and $13,433, respectively	53,354	52,437
LEASING EQUIPMENT, net of accumulated depreciation and amortization of
$287,107 and $230,460, respectively	1,263,989	876,067
OTHER INVESTMENT SECURITIES, at fair value	30,454	33,359
OTHER ASSETS	104,059	77,539

TOTAL ASSETS	$2,194,831	$1,443,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$126,854	$47,907
INCOME TAXES:
Current	956	346
Deferred	28,892	18,649

	29,848	18,995

DEFERRED INCOME	911	618
DEBT AND CAPITAL LEASE OBLIGATIONS, including $0 and $2,296
due to a related party, respectively:
Due within one year	218,709	115,286
Due after one year	1,399,327	882,942

	1,618,036	998,228

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
SECURITIES IN SUBSIDIARY GRANTOR TRUSTS (holding solely junior
Subordinated Deferrable interest debentures of the Company) (75,000 shares
9-7/8% Capital Securities outstanding, liquidation preference $75,000)	75,000	75,000
MINORITY INTEREST IN EQUITY OF SUBSIDIARIES	1,951	1,144
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued		—
Common stock, par value $.001 per share; 100,000,000 shares authorized,
27,579,952 issued at December 31, 2000 and 1999	28	28
Additional paid-in capital	124,184	124,184
Treasury stock, at cost, 158,500 shares in 2000 and 1999	(1,170)	(1,170)
Retained earnings	217,955	177,612
Accumulated other comprehensive income	1,234	713

Total stockholders’ equity	342,231	301,367

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,194,831	$1,443,259

The accompanying notes to consolidated financial statements are an integral part of these balance sheets. 24

INTERPOOL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(dollars in thousands, except per share amounts)

	2000	1999	1998
REVENUES	$287,055	$217,840	$182,316

COST AND EXPENSES:
Lease operating expenses	54,255	37,112	25,071
Administrative expenses	35,958	29,050	17,826
Provision for doubtful accounts	3,417	7,686	2,142
Depreciation and amortization of leasing equipment	68,406	61,736	42,651
Other (income)/expense, net	2,719	2,628	(1,998)
Interest expense	87,230	66,406	64,271
Interest income	(16,511)	(12,049)	(11,061)

	235,474	192,569	138,902

Income before provision for income taxes and extraordinary items	51,581	25,271	43,414
PROVISION FOR INCOME TAXES	8,625	3,400	5,800

Income before change in accounting principle and extraordinary item	42,956	21,871	37,614
Cumulative effect of change in accounting principle, net of applicable
taxes of $440	660	—	—
Extraordinary gain on debt retirement, net of applicable taxes of
$560 and $494	840	740	—

NET INCOME	$44,456	$22,611	$37,614

INCOME PER SHARE BEFORE CHANGE IN ACCOUNTING
PRINCIPLE AND EXTRAORDINARY ITEM:
Basic	$1.57	$0.79	$1.36

Diluted	$1.54	$0.77	$1.31

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
Basic	$0.02	NA	NA

Diluted	$0.02	NA	NA

EXTRORDINARY GAIN PER SHARE:
Basic	$0.03	$0.03	NA

Diluted	$0.03	$0.03	NA

NET INCOME PER SHARE:
Basic	$1.62	$0.82	$1.36

Diluted	$1.60	$0.80	$1.31

WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
Basic	27,421	27,571	27,561

Diluted	27,834	28,234	28,615

The accompanying notes to consolidated financial statements are an integral part of these statements. 25

INTERPOOL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(dollars and shares in thousands)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accum. Other Comp. Income	Comp. Income
BALANCE, December 31, 1997	—	$ —	27,552	$28	$124,046	—	$125,657	$715
Net income	—	—	—	—	—	—	37,614	—	$37,614
Other comprehensive loss	—	—	—	—	—	—	—	(712)	(712)

Comprehensive income	—	—	—	—	—	—	—	—	$36,902

Shares issued on exercise of
stock option	—	—	37	—	363	—	—	—
Shares surrendered in
satisfaction of stock option
purchase price	—	—	(23)	—	(363)	—	—	—
Cash dividends declared:
Common Stock, $0.15 per
Share	—	—	—	—	—	—	(4,133)	—

BALANCE, December 31, 1998	—	—	27,566	28	124,046	—	159,138	3
Net income	—	—	—	—	—	—	22,611	—	$22,611
Other comprehensive income	—	—	—	—	—	—	—	710	710

Comprehensive income	—	—	—	—	—	—	—	—	$23,321

Shares issued on exercise of
stock option	—	—	14	—	138	—	—
Purchase of 158,500 shares of
treasury stock	—	—	—	—	—	(1,170)	—	—
Cash dividends declared:
Common stock, $0.15 per
Share	—	—	—	—	—	—	(4,137)	—

BALANCE, December 31, 1999	—	—	27,580	28	124,184	(1,170)	177,612	713
Net income	—	—	—	—	—	—	44,456	—	$44,456
Other comprehensive income	—	—	—	—	—	—	—	521	521

Comprehensive income	—	—	—	—	—	—	—	—	$44,977

Cash dividends declared:
Common stock, $0.15 per
Share	—	—	—	—	—	—	(4,113)	—

BALANCE, December 31, 2000	—	$ —	27,580	$28	$124,184	$(1,170)	$217,955	$1,234

The accompanying notes to consolidated financial statements are an integral part of these statements. 26

INTERPOOL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(dollars in thousands)

	2000	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,456	$22,611	$37,614
Adjustments to reconcile net income to net cash provided by
operating activities —
Extraordinary gain on retirement of debt	(840)	(740)	—
Cumulative effect of change in accounting principle	(660)	—	—
Gain on securitized lease receivables	—	(7,942)	—
Loss (gain) on sale of marketable securities	(11)	43	(1,734)
Depreciation and amortization	74,298	63,599	44,590
Loss (gain) on sale of leasing equipment	1,729	1,196	(1,313)
Collections on net investment in direct financing leases	88,854	86,657	128,064
Income recognized on direct financing leases	(21,063)	(20,725)	(34,288)
Provision for uncollectible accounts	3,417	7,686	2,142
Provision for deferred income taxes	5,484	552	2,935
Changes in assets and liabilities -
Accounts and notes receivable	(12,878)	2,779	(6,978)
Other assets	(5,457)	8,759	(20,321)
Accounts payable and accrued expenses	9,790	(9,209)	7,112
Income taxes payable	4,173	(1,290)	945
Other receivables	(917)	4,321	4,186
Deferred income	294	(914)	(499)
Minority interest in equity of subsidiaries	807	520	115

Net cash provided by operating activities	191,476	157,903	162,570

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment	(255,549)	(200,950)	(182,350)
Proceeds from dispositions of leasing equipment	85,426	15,190	8,253
Proceeds from disposition of loan receivable	—	—	14,148
Investment in loan receivable	—	—	(5,698)
Investment in direct financing leases	(64,731)	(123,337)	(80,694)
Investment in and advances to subsidiary	—	(3,500)	(47,469)
Changes in marketable securities and other investing activities	123	4,775	8,139
Accrued equipment purchases	48,857	2,661	16,856
Acquisitions, net of cash acquired	(673,369)	(2,887)	—

Net cash used for investing activities	(859,243)	(308,048)	(268,815)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	580,785	145,181	230,708
Payment of long-term debt and capital lease obligations	(111,149)	(71,044)	(77,616)
Borrowings of revolving credit lines	337,034	263,170	297,428
Repayment of revolving credit lines	(186,023)	(270,918)	(263,318)
Proceeds from issuance of common stock	—	138	—
Purchase of treasury stock	—	(1,170)	—
Proceeds from securitized lease receivables	—	189,087	—
Dividends paid	(4,113)	(4,137)	(4,133)

Net cash provided by financing activities	616,534	250,307	183,069

Net increase (decrease) in cash and short-term investments	(51,233)	100,162	76,824
CASH AND SHORT-TERM INVESTMENTS, beginning of year	207,388	107,226	30,402

CASH AND SHORT-TERM INVESTMENTS, end of year	$156,155	$207,388	$107,226

The accompanying notes to consolidated financial statements are an integral part of these statements. 27

INTERPOOL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(1)   Nature of operations and significant accounting policies:

The nature of operations and the significant accounting policies used by Interpool, Inc. and subsidiaries (the “Company” or “Interpool”) in the preparation of the accompanying consolidated financial statements are summarized below. The Company’s accounting records are maintained in United States dollars and the consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States.

Nature of operations—

The Company and its subsidiaries conduct business principally in a single industry segment, the leasing of intermodal dry freight standard containers, chassis and other transportation related equipment. Within this single industry segment, the Company has three reportable segments: container leasing, domestic intermodal equipment and computer leasing equipment. The container-leasing segment specializes in the leasing of intermodal dry freight standard containers, while the domestic intermodal equipment segment specializes in the leasing of intermodal container chassis and other equipment namely freight rail cars and intermodal trailers. The computer leasing segment specializes in the leasing of microcomputers and other related equipment. The Company leases its containers principally to international container shipping lines located throughout the world. The customers for the Company’s chassis are a large number of domestic companies, many of which are domestic subsidiaries or branches of international shipping lines. Equipment is purchased directly or acquired through conditional sales contracts and lease agreements, many of which qualify as capital leases.

Basis of consolidation—

The consolidated financial statements include the accounts of the Company and subsidiaries more than 50% owned. All significant intercompany transactions have been eliminated. Minority interest in equity of subsidiaries represents the minority stockholders’ proportionate share of the equity in the income of the subsidiaries. In connection with acquisitions in 1988 and 1993 of certain consolidated subsidiaries, the excess of fair value of assets acquired over the acquisition cost was allocated proportionately to certain assets to reduce the value assigned to those assets. For accounting purposes this allocation has only been recorded in the consolidation of the Company and its subsidiaries.

In connection with certain investments in which the Company does not own a majority interest, these investments are accounted for using the equity method of accounting. The excess of costs over the fair value of net assets acquired is being amortized on a straight-line basis over twenty years. In addition, the Company’s equity in the income and/or loss from such equity investments is included in other (income)/expense, net. The Company’s investment in its equity method investees is included in other assets.

The Company’s equity in the income and/or loss from such equity investments, net of goodwill amortization, is included in other (income)/expense, net and was approximately $835, $1,315 and ($686) for the years ended December 31, 2000, 1999 and 1998, respectively.

Goodwill—

Goodwill represents the excess of costs over the fair value of net assets acquired and is being amortized on a straight-line basis over twenty years and is included in other assets.

Translation of foreign currencies—

The Company considers the U. S. dollar its functional currency and therefore, translates foreign currency statements using an average exchange rate for revenue and expense accounts and the rate of exchange in effect at the balance sheet date for assets and liabilities. Substantially all transactions are U.S. dollar denominated.

Revenues—

Equipment leasing revenues include revenue from operating leases and income on direct financing leases, which is recognized over the term of the lease using the effective interest method.

(dollars in thousands, except per share amounts)

Leasing equipment—

As of December 31, 2000, in excess of 98% of leasing equipment is on lease to customers. The net value of equipment available for hire is not material.

Depreciation and amortization of leasing equipment (both equipment currently on-lease to customers and available for hire) are provided under the straight-line method based on the following estimated useful lives:

Dry freight standard containers	12-1/2 to 15 years
Chassis	17.5 years
Other	3 to 25 years

Effective October 1, 2000, the Company revised its estimate of the depreciation life of chassis from 15 years to 17.5 years. The effect of this change was to decrease depreciation expense by $955 for the three months ended December 31, 2000.

Gains or losses resulting from the disposition of leasing equipment are recorded in the year of disposition.

The residual value of leasing equipment is estimated based on the projections for the economic value and market value of intermodal equipment as well as the Company’s experience in leasing and selling similarly aged equipment. Such projected values are reviewed and updated when market and/or economic conditions change. The Company continually reviews leasing equipment and other long-lived assets to evaluate whether changes have occurred that would suggest these assets may be impaired based on the estimated cash flows of the assets over the remaining amortization period. If this review indicates that the remaining estimated useful life requires revision or that the asset is not recoverable, the carrying amount of the asset is reduced to its fair value.

Marketable and other investment securities—

Management has determined that all securities are to be held for an indefinite period of time and classified as securities available-for-sale carried at market value. Unrealized holding gains and losses for available-for-sale securities are credited (charged) to a component of stockholders’ equity net of related income taxes. Management determines the appropriate classifications of securities at the time of purchase.

Premium and discount on securities are included in interest income over the period from acquisition to maturity using the level-yield method. The specific identification method is used to record gains and losses on security transactions.

The Company classified the Retained Interest as an available for sale security, which is included in “Other Investment Securities” in the accompanying consolidated balance sheets.

Sales of available-for-sale securities for the twelve months ended December 31, 2000, 1999 and 1998, respectively, resulted in proceeds of $107, $642 and $7,838, gross gains of $11, $88 and $1,945, and gross losses of $0, $131 and $211.

The amortized cost and estimated fair value of available for sale securities as of December 31, 2000 and 1999 are as follows:

			Gross Unrealized
		Amortized Cost	Holding Gains	Holding Losses	Estimated Fair Value
2000
	Other Investment Securities	$29,140	$1,314	$ —	$30,454
	Equity and Other Securities	193	10	(67)	136

		$29,333	$1,324	$(67)	$30,590

1999
	Other Investment Securities	$32,588	$771	$ —	$33,359
	Equity and Other Securities	269	57	(88)	238

		$32,857	$828	$(88)	$33,597

29

(dollars in thousands, except per share amounts) The amortized cost and estimated fair value of other investment securities, by contractual maturity, are shown below:

	Amortized Cost	Estimated Fair Value
Due in one year	$18,043	$18,857
Due after one year through five years	11,097	11,597

Comprehensive income—

Comprehensive income consists of net income or loss for the current period and revenues, expenses, gains, and losses that have been previously excluded from the income statement and were only reported as a component of equity. All prior periods have been restated.

The tax effect of comprehensive income is as follows:

	Before Tax Amount	Tax Effect	Net of Tax Amount
Year Ended December 31, 2000
Unrealized gains on securities-
Unrealized holding gains arising during period	$564	$(36)	$528
Less: Reclassification adjustments for gains realized in net income	11	(4)	7

Unrealized gain on marketable securities	$553	$(32)	$521

Year Ended December 31, 1999
Unrealized gains on securities-
Unrealized holding gains arising during period	$694	$(12)	$682
Less: Reclassification adjustments for losses realized in net income	(43)	15	(28)

Unrealized gain on marketable securities	$737	$(27)	$710

Year Ended December 31, 1998
Unrealized losses on securities-
Unrealized holding gains arising during period	$717	$(215)	$502
Less: Reclassification adjustments for gains realized in net income	1,734	(520)	1,214

Unrealized loss on marketable securities	$(1,017)	$305	$(712)

Interest rate swaps—

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

Fair value of financial instruments—

The carrying amount of cash and short-term investments, trade receivables and payables, accrued interest receivable and payable approximate fair value. The carrying amount and estimated fair value of the Company’s debt and capital securities is $1,693,036 and $1,602,473, respectively, at December 31, 2000. The carrying amount and estimated fair value of the Company’s debt and capital securities is $1,073,228 and $1,003,094, respectively, at December 31, 1999.

The following table summarizes the carrying and fair values of the interest rate swap contracts in place at December 31, 2000 and 1999:

	December 31, 2000		December 31, 1999
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Interest rate swap agreements	$133	($9,012)	$130	$3,045

30

(dollars in thousands, except per share amounts)

Concentration of credit risk—

The Company extends credit to its customers after extensive credit evaluation. At December 31, 2000 approximately 19% of accounts receivable and notes receivable and 73% of the net investment in direct financing leases were from customers outside of the United States. At December 31, 1999, approximately 29% of accounts receivable and notes receivable and 65% of the net investment in direct financing leases were from customers outside of the United States.

The Company’s credit exposure to Korean, South American and Indonesian customers at December 31, 2000 and 1999 represented 6% and 4%, respectively, of accounts receivable and notes receivable and 16% and 13%, respectively, of the net investment in direct financing leases. During 2000, 1999 and 1998 respectively, 6%, 4% and 8% of the Company’s consolidated revenues were from these customers.

In 2000, 1999 and 1998 the Company’s top 25 customers represented approximately 67%, 67% and 68%, respectively, of its consolidated revenues, with no single customer accounting for more than 7%.

Net income per share—

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

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

	(in thousands)
	2000	1999	1998
Average common shares outstanding	27,421	27,571	27,561
Common shares issuable (1)	413	663	1,054
Average common shares outstanding assuming dilution	27,834	28,234	28,615
(1) Issuable primarily under stock option plans.

On September 16, 1998 the Company canceled all of the 4,393,501 options to purchase shares of the Company’s common stock outstanding under its 1993 Stock Option Plan for Executive Officers and Directors, as well as the Company’s Nonqualified Stock Option Plan for Non-employee, Non-consultant Directors and issued 4,393,501 new options in their place. The newly issued options were granted with an exercise price equal to the closing market price of the Company’s stock as of September 16, 1998 (the “date of grant”). This results in a new measurement date whereby the newly issued options vest six months from date of grant and expire ten years from date of grant. All other terms and conditions of the newly issued options are similar to the canceled options.

Prospective accounting pronouncements—

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. In June 2000, the FASB issued Statement 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. Statement 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

(dollars in thousands, except per share amounts)

Statement 133, as amended, is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998, and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid instruments. With respect to hybrid instruments, a company may elect to apply Statement 133, as amended, to (1) all hybrid instruments, (2) only those hybrid instruments that were issued, acquired, or substantively modified after December 31, 1997, or (3) only those hybrid instruments that were issued, acquired, or substantively modified after December 31, 1998.

The Company plans to adopt Statement 133 on January 1, 2001. The Company plans to apply Statement 133 to only those hybrid instruments that were issued, acquired, or substantively modified after December 31, 1998.

The Company has not yet quantified all effects of adopting Statement 133 on its financial statements. However, as discussed in the following paragraphs, the Statement could increase volatility in earnings and other comprehensive income or involve certain changes in the Company’s business practices.

Statement 133, in part, allows special hedge accounting for fair value and cash flow hedges. Statement 133 provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized currently in earnings in the same accounting period. Statement 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. (The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings.)

As of December 31, 2000, the Company had entered into 13 interest rate swap agreements with various financial institutions. The aggregate notional balance of the swaps was $384,739 as of December 31, 2000. These agreements are used by the Company to manage interest rate risks created by loans indexed to a floating rate index, primarily LIBOR. Under current generally accepted accounting principals (GAAP), the interest differential payable or receivable by the Company on its interest rate swaps is accrued by the Company as interest rates change, and is recognized by the Company over the life of the swap agreement as an adjustment of interest expense. In contrast Statement 133 effectively will require that changes in the fair value of the swap agreements which are designated as effective cash flow hedges, be reported as a component of other comprehensive income and changes in the fair value of the swap agreements that do not qualify for hedge accounting to be reported in earnings. If Statement 133 had to be applied to all swap agreements in place at December 31, 2000, changes in the fair value of the agreements would increase liabilities by approximately $9,012, With offsetting amounts recorded as decreases to deferred tax liabilities of $2,435 and accumulated other comprehensive income of $7,411 and an increase to earnings (net of tax) of $834.

Use of estimates—

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

Reclassifications—

Certain reclassifications have been made to the 1999 amounts in order to conform to the 2000 presentation.

(dollars in thousands, except per share amounts)

(2)   Income taxes:

Significant components of deferred tax assets and liabilities as of December 31, 2000 and 1999 were as follows:

	2000	1999
Deferred tax assets:
Loss carry forwards	$75,844	$37,130
Finance leases receivable	3,392	3,371
Other, primarily operating rese	4,934	3,723

Total deferred tax assets	$84,170	$44,224

Deferred tax liabilities:
Operating property, net	103,603	60,265
Other	9,459	2,608

Total deferred tax liabili	113,062	62,873

Net deferred tax liability	$28,892	$18,649

One of the Company’s subsidiaries has tax net operating loss carryforwards (NOLs) for Federal income tax purposes totaling approximately $15,602 which may be used only to offset that subsidiary’s income. These NOLs, if not utilized, will expire between 2005 and 2006. In addition, NOLs of approximately $201,094 have been granted as a result of certain losses from leasing activities that are characterized as suspended passive losses. These losses can be carried forward indefinitely to offset income from future leasing activities.

A significant subsidiary of the Company is a Barbados corporation. Under the terms of a protocol between the United States and Barbados, the subsidiary’s leasing income is fully taxable by Barbados, but exempt from U.S. Federal taxation. Since 1991, the Barbados tax rate was a maximum of 2½% of income earned in Barbados. No deferred U.S. Federal income taxes have been provided on the unremitted earnings of the subsidiary since it is the Company’s intention to indefinitely reinvest such earnings. At December 31, 2000 unremitted earnings of this subsidiary were approximately $201,000. The deferred U.S. Federal Income taxes related to the unremitted earnings of this subsidiary would be approximately $70,000, assuming these earnings are taxable at the U.S. statutory rate, net of foreign tax credits.

A reconciliation of the U. S. statutory tax rate to the actual tax rate follows:

	2000	1999	1998
U.S. statutory rate	35.0%	35.0%	35.0%
Difference due to operation of subsidiary in Barbados	(22.8)	(24.0)	(28.1)
Federal taxes on foreign income	0.9	1.3	4.0
State taxes	3.1	0.9	2.6
Other	0.5	0.3	(0.1)

Actual tax rate	16.7%	13.5%	13.4%

The provision for income taxes reflected in the accompanying consolidated statements of income is as follows:

	2000	1999	1998
U.S.	$7,909	$3,000	$5,300
Other	716	400	500

	$8,625	$3,400	$5,800

Current	$3,141	$2,848	$2,865
Deferred	5,484	552	2,935

	$8,625	$3,400	$5,800

For further information regarding the Company’s tax structure reference is made to Item 7 of this Form 10-K.

(3)   Leasing activities:

As lessee—

The net book value of assets acquired through capital leases was $359,021 at December 31, 2000. The aggregate capital lease obligations, secured by equipment, with installments payable in varying amounts through 2010, were $375,633 at December 31, 2000.

(dollars in thousands, except per share amounts) As of December 31, 2000, the annual maturities of capital leases and related interest were as follows:

	Payment	Interest	Principal
2001	$61,914	$17,978	$43,936
2002	53,260	15,921	37,339
2003	71,915	13,888	58,027
2004	57,933	10,613	47,320
2005	80,527	8,516	72,011
Thereafter	130,212	13,212	117,000

	$455,761	$80,128	$375,633

The Company leases office space and certain leasing equipment under operating leases expiring at various dates through 2010. Rental expense under operating leases aggregated $9,069, $5,229 and $4,088 for the periods ended December 31, 2000, 1999 and 1998, respectively.

As of December 31, 2000, the aggregate minimum rental commitment under operating leases having initial or remaining noncancellable lease terms in excess of one year was as follows:

2001	$15,294
2002	10,866
2003	8,734
2004	8,707
2005	8,706
Thereafter	53,592

As lessor—

The Company has entered into various leases of equipment that qualify as direct financing leases. At the inception of a direct finance lease, the Company records a net investment based on the gross investment (representing the total future minimum lease payments plus unguaranteed residual value), net of unearned lease income. The unguaranteed residual value is generally equal to the purchase option of the lessee, which in the case of the Company’s lease contracts is insignificant and is included in total lease receivables. Unearned income represents the excess of gross investment over equipment cost. Receivables under these direct financing leases, net of unearned income, are collectible through 2008 as follows:

	December 31, 2000
	Total Lease Receivable	Unearned Lease Income	Net Lease Receivable
2001	$64,715	$16,293	$48,422
2002	50,434	11,811	38,623
2003	37,550	7,394	30,156
2004	28,780	3,466	25,314
2005	15,199	1,998	13,201
Thereafter	16,590	1,926	14,664

	$213,268	$42,888	$170,380

As of December 31, 2000 the Company also had noncancelable operating leases, under which it will receive future minimum rental payments as follows:

2001	$53,162
2002	40,605
2003	24,258
2004	13,882
2005	6,402

Effective January 1, 1995 the Company began capitalizing lease commissions and amortizing this cost over the average life of the related lease contract. At December 31, 2000 and 1999, $3,801 and $3,981 of these commissions were included in other assets.

(dollars in thousands, except per share amounts)

Allowance for doubtful accounts—

The following summarizes the activity in the allowance for doubtful accounts:

	2000	1999	1998
Balance, beginning of year	$10,275	$4,632	$3,633
Provision charged to expense	3,417	7,686	2,142
Acquired	724	—	—
Write-offs, net of recoveries	(39)	(2,043)	(1,143)
	—	—	—
Balance, end of year	$14,377	$10,275	$4,632

The allowance for doubtful accounts includes the Company’s estimate of allowances necessary for receivables on both operating and finance lease receivables. Once a finance lease is determined to be non-performing, Company procedures provide for the following events to take place in order to evaluate collectibility:

•	The past due amounts are reclassified to accounts and notes receivable,

•	The equipment value supporting such financing lease is reclassified to leasing equipment, and

•	Collectibility is evaluated taking into consideration equipment book value, the total outstanding receivable, as well as the likelihood to collect through the recovery of equipment and the Company’s insurance policies.

As of December 31, 2000 and 1999, included in accounts and notes receivable are non-performing receivables of $10,034 and $9,808, respectively.

As all outstanding amounts due for non-performing finance lease accounts are reclassified to accounts and notes receivable, an allowance for doubtful accounts for the net investment in direct financing leases is not required.

(4)   Debt:

Debt consists of notes and loans with installments payable in varying amounts through 2008, with effective interest rates of approximately 4.2% to 12.0% and a weighted average rate of 7.51% in 2000. The principal amount of debt payable under fixed rate contracts is $635,300. Remaining debt is payable under floating rate arrangements. Approximately $389,500 of floating rate debt outstanding has been converted to fixed rate debt through the use of interest rate swaps as described below. The agreements contain certain covenants, which, among other things, provide for the maintenance of specified levels of tangible net worth (as defined) and a maximum debt to net worth ratio. At December 31, 2000, under covenants in the Company’s loan agreement approximately $151,900 of retained earnings were available for dividends. The Company was in compliance with its debt covenants at December 31, 2000.

As of December 31, 2000, the annual maturities of notes and loans, net of interest thereon were as follows:

2001	$174,773
2002	276,869
2003	113,507
2004	44,454
2005	194,944
Thereafter	437,856

$1,242,403

The Company has a $215,000 revolving credit facility with a group of commercial banks; on December 31, 2000, $190,000 was outstanding, with an interest rate of 7.69%. In July 2000, this facility was renewed and amended with the term extended to July 31, 2005. The credit limit remains at $215.0 million through July 31, 2003; thereafter the credit limit declines to $193.5 million through July 31, 2004 and $172.0 million through July 31, 2005. In addition, as of December 31, 2000, the Company had available lines of credit of $68,834 under various facilities, under which $50,303 was outstanding. Interest rates under these facilities ranged from 7.6% to 9.0%. Subsequent to December 31, 2000 the Company has continued to incur and repay debt obligations in connection with financing its equipment leasing activities.

In October 2000, the Company established a secured financing facility in the amount of $300,000, of which $100,000 is due on October 23, 2001. The remaining $200,000 is payable in quarterly installments of $500 beginning January 31, 2001, with a balloon payment of $196,500 due on October 24, 2002. At December 31, 2000, the interest rate on the secured financing facility was 8.81%.

(dollars in thousands, except per share amounts)

In July 2000, the Company established a chassis securitization facility of $280,000 million. In October 2000, this chassis securitization facility was increased to $300,000 million. At December 31, 2000, $284,830 million of this facility was outstanding. This facility provides the Company an additional source of funding and is accounted for as on-balance sheet secured debt financing.

In February 1998, the Company issued $100,000 principal amount of 6-5/8% Notes due 2003 (the “6-5/8% Notes”). The net proceeds were used to repay $83,000 in borrowings under the revolving credit agreement and for other general corporate purposes. During the fourth quarter of 1999, the Company retired $17,000 of the 6-5/8% Notes and recognized an extraordinary gain of $740 net of tax expense of $494. During the first quarter of 2000, the Company retired $8,200 of the 6-5/8% Notes and recognized an extraordinary gain of $471 net of tax expense of $314. As of December 31, 2000, $74,800 principal amount of the 6-5/8% Notes remains outstanding.

In July and August, 1997, the Company issued $225,000 of ten year notes, comprised of $150,000 of 7.35% Notes due 2007 and $75,000 of 7.20% Notes due 2007. The net proceeds from these offerings were used to repay secured indebtedness, to purchase equipment and for other investments. During the first quarter of 2000, the Company retired $3,000 of the 7.35% Notes and recognized an extraordinary gain of $369 net of tax expense of $246. As of December 31, 2000, $147,000 principal amount of the 7.35% Notes remains outstanding.

In addition to the debt specifically identified above, the Company has additional notes and loan outstanding with various financial institutions totaling $120,470, as of December 31, 2000, with installments payable in varying amounts through 2008 with interest rates of approximately 4.2% to 12.0%.

In 2000, the Company entered into interest rate swap contracts with notional amounts totaling $334,882. The terms of the interest rate swap contracts are for two and seven years. The interest rate swap contracts convert variable rate debt into fixed rate debt. The maturity of these contracts coincides with the maturity of the underlying debt instruments hedged. At December 31, 2000, the notional amount was approximately $332,015.

In 1998, the Company entered into interest rate swap contracts with notional amounts totaling $79,709. The terms of the interest rate swap contracts are for three, five and seven years. The interest rate swap contracts convert variable rate debt into fixed rate debt. The maturity of these contracts coincides with the maturity of the underlying debt instruments hedged. In 2000, a portion of the debt instrument hedged was retired and the related portion of the swap contract was closed. At December 31, 2000, the notional amount was approximately $44,048.

In 1996, the Company entered into a five-year interest rate swap contract with a notional amount of $80,000 to convert variable rate debt into fixed rate debt. The maturity of this contract coincides with the maturity of the underlying debt instruments hedged. In 1997, a portion of the debt instrument hedged was retired and the related portion of the swap contract was closed. At December 31, 2000, the notional amount was approximately $13,437.

(5)   Acquisition of North American Intermodal Division of Transamerica Leasing, Inc.:

In October, 2000, the Company completed the acquisition of the North American Intermodal division of Transamerica Leasing, Inc. (TA), a subsidiary of Transamerica Finance Corporation and AEGON N.V. Under the terms of the agreement, the Company acquired substantially all of the domestic containers, chassis, and trailers of TA and related assets and assumed certain of the liabilities of the business. The Company paid approximately $681,000 in cash for the acquisition, which includes $8,400 in fees and other costs for advisors, of which $1,650 is payable to a director of the Company for consultation services rendered. The acquisition was financed through a combination of cash on hand, proceeds obtained from a committed secured financing facility in the amount of approximately $300,000, as well as approximately $101,000 of proceeds obtained from a chassis securitization facility established in July 2000.

In the acquisition, the Company acquired approximately 70,000 chassis, 23,000 rail trailers and 18,000 domestic containers. The acquisition was effective October 1, 2000 in a transaction accounted for under the purchase method of accounting, accordingly the acquired assets and liabilities have been recorded at the estimated fair values at the date of acquisition. In January 2001, the Company and TIP Intermodal Services (TIP), a GE Capital Company, announced the signing of a definitive agreement for the sale of 50,000 rail trailers and domestic containers by the Company to TIP, including all of the rail trailers and domestic containers the Company acquired from TA in October 2000. The Company established a basis in the assets acquired from TA to be sold to TIP equal to (i) TA’s historical net book value of the assets ($273,572), (ii) the expected gain to be realized from the sale to TIP ($5,614), (iii) the estimated cash collections (net of cash disbursements) resulting from the operations of these assets from October 1, 2000 through the estimated date of disposition of March 31, 2001 ($7,296) and (iv) the incremental amount of interest expense from October 1, 2000 through March 31, 2001 associated with the acquisition of these assets ($18,828). The excess of the purchase price paid over the book value of the assets and liabilities acquired (after establishing the basis associated with the assets held for sale) in an amount approximating $66,500 has been allocated to the chassis acquired from TA and is being amortized over the remaining depreciable life of those chassis.

(dollars in thousands, except per share amounts)

The following table presents the pro forma consolidated results of operations for the years ended December 31, 2000 and 1999 as if the above acquisition had occurred on January 1:

	2000	1999
Revenues	$343,284	$286,485
Income before change in accounting
principle and extraordinary items	48,206	29,855
Basic net income per share	$1.76	$1.08
Diluted net income per share	$1.73	$1.06

(6)   Assets Held for Sale:

In January 2001, the Company and TIP announced the signing of a definitive agreement for the sale of 50,000 rail trailers and domestic containers by the Company to TIP, including all 41,000 rail trailers and domestic containers the Company acquired from TA in October 2000. The assets held for sale as of December 31, 2000 include $279.2 million related to the units acquired from TA, $5.9 million of accounts receivable and $63.3 million of assets previously owned by the Company. The Company expects to record a gain of $1.8 million upon the consummation of this sale, which represents the premium paid for the units previously owned by the Company over their net book value.

(7)   Lease securitization program:

On March 30, 1999, the Company entered into an asset backed note program (the “ABN Program”). The ABN Program involved the sale by the Company of direct finance leases (collateralized by intermodal containers) with a historical net book value of $228,832 (the “Assets”). The Assets were sold to a special purpose entity whose sole business activity is issuing asset backed notes (“ABNs”), supported by the future cash flows of the Assets. Proceeds received by the Company upon selling the Assets were $189,087 of cash and the lowest priority ABN issued in the ABN Program (the “Retained Interest”) with an allocated historical book value of $47,687.

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

The Company classified the Retained Interest as an available for sale security, which is included in “Other Investment Securities” in the accompanying consolidated balance sheets. Accordingly, the Retained Interest is accounted for at fair value, with any changes in fair value over its allocated historical book value recorded as a component of other comprehensive income, net of tax, in the statement of changes in shareholders’ equity. As of December 31, 2000, the Company estimated the fair market value of Retained Interest was $30,454 using a discounted cash flow model assuming expected credit losses of 1.5% and a discount rate of 12.6%. For the years ended December 31, 2000 and 1999, the Company recorded interest income on the Retained Interest totaling $4,145 and $3,050, respectively, which is included in revenues in the accompanying, consolidated statements of income.

(dollars in thousands, except per share amounts)

Interpool Limited, a subsidiary of the Company (the “Servicer”), acts as servicer for the Assets. Pursuant to the terms of the servicing agreement, the Servicer is paid a fee of 0.40% of the assets under management. The Company’s management has determined that the servicing fee paid approximates the fair value for services provided, as such, no servicing asset or liability has been recorded. Such servicing fees are included in revenues in the accompanying consolidated statement of income.

At December 31, 2000, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

Securitized Lease Receivables
Carrying amount/fair value of retained interests	$30,454
Weighted-average life (in years)	1.9
Expected credit losses (annual rate)	1.5%
Impact on fair value of 10% adverse change	$372
Impact on fair value of 20% adverse change	$745
Residual cash flows discount rate (annual)	12.6%
Impact on fair value of 10% adverse change	$541
Impact on fair value of 20% adverse change	$1,050

The table below summarizes certain cash flows received from and paid to securitization trusts:

	Year Ended December 31
	2000	1999
Proceeds from new securitizations	—	$189,087
Servicing fees received	$611	$552
Cash flows received on retained interest	$7,593	$24,191

(8)    Acquisition of Personal Computer Rentals, Inc.:

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

The following table presents the pro forma consolidated results of operations for the years ended December 31, 1999 and 1998 as if the above acquisition had occurred on January 1:

	1999	1998
Revenues	$223,137	$208,660
Income before extraordinary items	21,684	33,649
Basis net income per share	$0.79	$1.22
Diluted net income per share	$0.77	$1.18

(9)   Retirement of debt:

During 2000, the Company retired debt and recognized an extraordinary gain of $840 net of tax expense of $560. During 1999, the Company retired debt and recognized an extraordinary gain of $740 net of tax expense of $494.

(dollars in thousands, except per share amounts)

(10)   Cumulative effect of change in accounting principle:

During 2000, the Company recorded the cumulative effect of a change in accounting principle of $660 net of tax expense of $440. This represents a change in the Company’s accounting for its maintenance and repairs expense from an accrual to cash basis, as recommended by the Securities and Exchange Commission.

(11)   Other contingencies and commitments:

At December 31, 2000, the Company has outstanding purchase commitments for equipment of approximately $17,394.

Under certain of the Company’s leasing agreements, the Company as lessee may be obligated to indemnify the lessor for loss, recapture or disallowance of certain tax benefits arising from the lessor’s ownership of the equipment. This recourse feature is included in capital lease obligations with a net book value of approximately $23,265.

The Company has entered into employment agreements with certain key officers and employees, which provide for minimum salary, bonus arrangements and benefits for periods up to seven years.

The Company has a number of claims pending against it, has filed claims against others and has been named as a defendant in a number of lawsuits incidental to its business. The Company believes that such proceedings will not have a material effect on its consolidated financial statements.

(12)   Cash flow information:

For purposes of the consolidated statements of cash flows, the Company includes all highly liquid short-term investments with an original maturity of three months or less in cash and short-term investments.

For the years ended December 31, 2000, 1999 and 1998, cash paid for interest was approximately $81,454, $66,641 and $71,248, respectively. Cash paid for income taxes was approximately $2,102, $3,587 and $2,500, respectively.

(13    Related party transactions:

The Company leases approximately 28,500 square feet of commercial space for its executive offices in Princeton, New Jersey from 211 College Road Associates, a New Jersey general partnership. Martin Tuchman, the Company’s Chief Executive Officer, holds a direct or indirect equity interest of 42.76% and Radcliff Group, Inc., a related party, holds a direct or indirect equity interest of 42.17% in 211 College Road Associates. The annual base rental for this property is approximately $557 under a triple net lease expiring in 2006. In the opinion of the Company’s management, rent being paid under this lease does not exceed rent that the Company would have paid in an arms’ length transaction with an unrelated third party.

The Company had a consultation agreement with Radcliff Group, Inc. pursuant to which Radcliff designated Warren L. Serenbetz, a stockholder and director, as an executive consultant. Under the terms of the agreement compensation continues through December 31, 2002. Compensation under this agreement was $492 in 2000, 1999 and 1998.

The Ivy Group, a New Jersey general partnership formed in 1986, in which Mr. Tuchman, Radcliff Group, Inc. and Mr. Witteveen, and two senior executives of Trac Lease hold interests owns chassis which it has leased to Trac Lease, a wholly owned subsidiary of the Company. Radcliff Group, Inc. and Mr. Tuchman share equally in the net income of The Ivy Group derived from the lease of 1,184 chassis to Trac Lease (“Contributed Chassis”). In addition, each of Radcliff Group and Mr. Tuchman receives 28.5% of the net income of The Ivy Group, other than that derived from the Contributed Chassis. Mr. Witteveen receives 14.3% of the net income of The Ivy Group, other than that derived from the Contributed Chassis. In 1998, 1999 and 2000, 28.5%, 31.03%, and 31.17%, respectively of the aggregate gross income of The Ivy Group was derived from the Contributed Chassis and 71.5%, 68.97%, and 68.83% respectively was derived from other activities. The terms of all agreements between Trac Lease and The Ivy Group, including rental rates, are fixed and, in the opinion of the Company’s management, are comparable to terms that Trac Lease would have obtained in arms’ length transactions with unrelated third parties. Trac Lease has been advised by the principals of The Ivy Group that the personal tax consequences to such principals would make it inadvisable to terminate the transactions entered into except with respect to any extensions of the lease agreements. The Ivy Group has entered into an agreement with the Company pursuant to which it has agreed not to engage in any business activities that are competitive with the business activities of the Company or its subsidiaries (including Trac Lease) without the prior consent of the Company.

(dollars in thousands, except per share amounts)

In 1992, The Ivy Group borrowed $7,100 from the Company. In connection therewith, The Ivy Group executed a Chattel Mortgage Security Agreement and Assignment under which the Company was granted a security interest in 4,364 chassis owned by The Ivy Group and was granted an assignment of all rights to receive rental payments and proceeds related to the lease of such chassis (the “Ivy Collateral”). In 1996, the $6,398 balance of the 1992 borrowing was added to the new borrowing of $7,035 for an aggregate loan balance of $13,433. The aggregate loan balance bears interest at LIBOR plus 1.75% repayable over a five-year term on an interest only basis, subject to maintenance of fixed loan to collateral value ratios.

At December 31, 2000, pursuant to various equipment lease agreements, Trac Lease leased 6,047 chassis from The Ivy Group for aggregate year 2000 annual lease payment of approximately $2,941. Additionally, Trac Lease leased 983 chassis with lease payments of $252 and a lease buyout in the amount of $2,212 was paid by Trac Lease to The Ivy Group.

As of January 1, 2001 the leases were combined into a single lease for 6,047 units at a per diem rental rate equal to the Trac Lease fleet average per diem. The new lease will renew automatically unless either party provides 30 days advance cancellation notice. All renewal term rental rates will automatically be adjusted to equal the then current Trac Lease fleet average per diem rate.

On August 15, 1992, Eurochassis L.P., a New Jersey limited partnership in which Mr. Witteveen is one of the limited partners and the general partner, entered into a master equipment lease agreement, as lessor, with Trac Lease, as lessee, pursuant to which Eurochassis L.P. leases 100 chassis to Trac Lease for an annual lease payment of $92. The annual lease term renews automatically unless canceled by either party prior to the first day of the renewal period. The terms of such master equipment lease agreement, in the opinion of Trac Lease’s management, are comparable to terms that Trac Lease would have obtained in an arms’ length transaction with an unrelated third party.

In February 1998, the Company entered into a non-exclusive Consulting Agreement with Atlas Capital Partners, L.L.C. (“Atlas”), pursuant to which director Mitchell I. Gordon, President of Atlas, provided investment banking consulting services to the Company for a term of two years. Under the terms of the Consulting Agreement, Atlas will be paid a monthly fee of $20, plus reimbursement of the reasonable expenses of Atlas. In addition, Atlas will receive an annual incentive fee in such amount as is usual and customary in the investment banking business for investment opportunities actually completed by the Company subject to a minimum fee in the amount of $560. In connection with investment opportunities presented by Atlas, the parties have agreed that Atlas will receive a twenty percent carried interest in investments made with funds provided by the Company, upon terms and conditions to be agreed upon by the parties. In 2000, a fee in the amount of $1,650, to be paid in equal installments over three years, was earned by Atlas in connection with consultation services provided for the acquisition of the North American Intermodal division of Transamerica Leasing Inc. with Atlas waiving its right to a twenty percent carried interest.

In October 2000, Mitchell I. Gordon was named Executive Vice President and Chief Financial Officer of the Company and the consulting agreement was terminated.

The effect of the above related party transactions included in the accompanying statement of income are as follows:

	2000	1999	1998
Revenue	$1,104	$958	$991

Lease operating expense	$3,033	$3,030	$3,024

Administrative expense	$1,061	$1,092	$1,064

Interest expense	$168	$353	$374

(14)   Retirement plans:

Certain subsidiaries have defined contribution plans covering substantially all full-time employees. No contributions were made by the Company or its subsidiaries to these plans during the years ended December 31, 2000, 1999 and 1998.

(dollars in thousands, except per share amounts)

(15)    Segment and geographic data:

The Company has three reportable segments: container leasing, domestic intermodal equipment and computer leasing equipment. The container leasing segment specializes in the leasing of intermodal dry freight standard containers, while the domestic intermodal equipment segment specializes in the leasing of intermodal container chassis and other equipment namely freight rail cars and intermodal trailers. The computer leasing segment specializes in the leasing of microcomputers and other related equipment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes and extraordinary items. The Company’s reportable segments are strategic business units that offer different products and services.

Segment Information:

2000:	Container Leasing	Domestic Intermodal Equipment	Computer Leasing Equipment	Totals
Revenues from external customers	$103,018	$139,237	$44,800	$287,055
Lease operating and administrative expenses	12,637	49,088	31,905	93,630
Depreciation and amortization	29,911	30,858	7,637	68,406
Other income/(expense), net	(719)	(1,792)	(208)	(2,719)
Interest income	5,984	10,527	—	16,511
Interest expense	32,569	52,027	2,634	87,230
Income before taxes and extraordinary item	33,166	15,999	2,416	51,581
Net investment in DFL’s	125,046	26,339	18,995	170,380
Leasing equipment, net	483,925	771,010	9,054	1,263,989
Equipment purchases	163,535	129,938	26,807	320,280
Total segment assets	$795,994	$1,360,794	$38,043	$2,194,831

1999:	Container Leasing	Domestic Intermodal Equipment	Computer Leasing Equipment	Totals
Revenues from external customers	$94,608	$95,182	$28,050	$217,840
Lease operating and administrative expenses	16,959	38,722	18,167	73,848
Depreciation and amortization	32,886	22,749	6,101	61,736
Other income/(expense), net	(1,953)	(870)	195	(2,628)
Interest income	3,563	8,486	—	12,049
Interest expense	24,635	39,794	1,977	66,406
Income before taxes and extraordinary item	21,738	1,533	2,000	25,271
Net investment in DFL’s	106,788	35,887	21,719	164,394
Leasing equipment, net	409,723	458,265	8,079	876,067
Equipment purchases	168,485	128,758	27,044	324,287
Total segment assets	$682,353	$723,929	$36,977	$1,443,259

41

(dollars in thousands, except per share amounts)

1998:	Container Leasing	Domestic Intermodal Equipment	Computer Leasing Equipment	Totals
Revenues from external customers	$92,172	$82,069	$8,075	$182,316
Lease operating and administrative expenses	9,621	33,332	2,086	45,039
Depreciation and amortization	20,982	17,732	3,937	42,651
Other income/(expense), net	873	1,078	47	1,998
Interest income	3,353	7,708	—	11,061
Interest expense	29,489	33,358	1,424	64,271
Income before taxes and extraordinary item	36,306	6,433	675	43,414
Net investment in DFL’s	303,180	34,563	18,626	356,369
Leasing equipment, net	362,591	366,448	7,055	736,094
Equipment purchases	156,695	82,813	23,536	263,044
Total segment assets	$756,887	$579,063	$26,284	$1,362,234

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

Geographic Information:

	2000	1999	1998
REVENUES:	—	—	—
United States (a)	$184,112	$131,256	$92,106
International	102,943	86,584	90,210

	$287,055	$217,840	$182,316

ASSETS:
United States	$1,398,837	$760,906	$605,347
International	795,994	682,353	756,887

	$2,194,831	$1,443,259	$1,362,234

(a) Includes revenues from related parties of $ 1,104, $958 and $991 in 2000, 1999 and 1998, respectively.

(16)   Company-obligated mandatorily redeemable preferred securities in subsidiary grantor trusts:

On January 27, 1997, Interpool Capital Trust, a Delaware business trust and special purpose entity (the “Trust”), issued 75,000 shares of 9-7/8% Capital Securities with an aggregate liquidation preference of $75,000 (the “Capital Securities”) for proceeds of $75,000. Costs associated with the transaction amounted to approximately $1,700 and were borne by the Company. Interpool owns all the common securities of the Trust. The proceeds received by the Trust from the sale of the Capital Securities were used by the Trust to acquire $75,000 of 9-7/8% Junior Subordinated Deferrable Interest Debentures due February 15, 2027 of the Company (the “Debentures”). The sole asset of the Trust is $77,320 aggregate principal amount of the Debentures. The Capital Securities represent preferred beneficial interests in the Trust’s assets. Distributions on the Capital Securities are cumulative and payable at the annual rate of 9-7/8% of the liquidation amount, semi-annually in arrears and commenced February 15, 1997. The Company has the option to defer payment of distributions for an extension period of up to five years if it is in compliance with the terms of the Capital Securities. Interest at 9-7/8% will accrue on such deferred distributions throughout the extension period. The Capital Securities will be subject to mandatory redemption upon repayment of the Debentures to the Trust. The redemption price decreases from 104.975% of the liquidation preference in 2007 to 100% in 2017 and thereafter. Under certain limited circumstances, the Company may, at its option, prepay the Debentures and redeem the Capital Securities prior to 2007 at a prepayment price specified in the governing instruments. The obligations of the Company under the Debentures, under the Indenture pursuant to which the Debentures were issued, under certain guarantees and under certain back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the Capital Securities.

(dollars in thousands, except per share amounts)

(17)   Capital stock:

The Company’s 1993 Stock Option Plan for Executive Officers and Directors (the “Stock Option Plan”) was adopted by the Company’s Board of Directors and approved by the stockholders in March 1993. A total of 6 million shares of common stock have been reserved for issuance under the Stock Option Plan. Options may be granted under the Stock Option Plan to executive officers and directors of the Company or a subsidiary (including any executive consultant of the Company and its subsidiaries), whether or not they are employees. These options vest six months from date of grant and expire ten years from date of grant.

The Company’s Nonqualified Stock Option Plan for Non-employee, Non-consultant Directors (the “Directors’ Plan”) was adopted by the Board of Directors and approved by the stockholders in March 1993. The Directors’ Plan is administered by the Stock Option Committee of the Board of Directors. Under the Directors’ Plan a nonqualified stock option to purchase 15,000 shares of common stock is automatically granted to each non-employee, non-consultant director of the Company, in a single grant at the time the director first joins the Board of Directors. The Directors’ Plan authorizes grants of options up to an aggregate of 150,000 shares of common stock. The exercise price per share is the fair market value of the Company’s common stock on the date on which the option is granted (the “Grant Date”). The options granted pursuant to the Directors’ Plan may be exercised at the rate of 1/3 of the shares on the first anniversary of the director’s Grant Date and 1/3 of the shares on the second anniversary of the director’s Grant Date and 1/3 of the shares on the third anniversary of the director’s Grant Date, subject to certain holding periods required under rules of the Securities and Exchange Commission. Options granted pursuant to the Directors’ Plan expire ten years from their Grant Date.

Through September 16, 1998, options to purchase 4,408,501 shares under the Company’s 1993 Stock Option Plan for Executive Officers and Directors have been granted, 22,500 of which have expired due to failure to exercise and 22,500 of which have been exercised. Options to purchase 90,000 shares have been granted under the Company’s Nonqualified Stock Option Plan for Non-employee, Non-consultant Directors 30,000 of which have expired due to failure to exercise and 15,000 of which have been exercised.

On September 16, 1998 the Company canceled all of the 4,393,501 options to purchase shares of the Company’s common stock outstanding under its 1993 Stock Option Plan for Executive Officers and Directors, as well as the Company’s Nonqualified Stock Option Plan for Non-employee, Non-consultant Directors and issued 4,393,501 new options in their place. The newly issued options were granted with an exercise price equal to the closing market price of the Company’s stock as of September 16, 1998 (the “date of grant”). This results in a new measurement date whereby the newly issued options vest six months from date of grant and expire ten years from date of grant. All other terms and conditions of the newly issued options are similar to the canceled options.

In February 2000, options to purchase 15,000 shares were granted under the Company’s Nonqualified Stock Option Plan for Non-employee, Non-consultant Directors to Clifton H.W. Maloney upon his appointment to the Company’s Board of Directors.

On October 10, 2000, options to purchase 50,000 shares of the Company’s common stock were granted under the 1993 Stock Option Plan for Executive Officers and Directors to each of Mitchell I. Gordon, the Company’s Chief Financial Officer and Executive Vice President, and Herbert Mertz, the Company’s Chief Administrative Officer and Chief Operating Officer of Interpool Limited and Trac Lease, Inc. The newly issued options were granted with an exercise price equal to the closing market price of the Company’s stock as of October 10, 2000 (the “Grant Date”). The options vest five years from the Grant Date and expire ten years from the Grant Date.

(dollars in thousands, except per share amounts) Changes during 1998, 1999 and 2000 in options outstanding for the combined plans were as follow:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 1998	4,438,501	$11.63
Granted in 1998	4,393,501	10.25
Canceled in 1998	(4,401,001)	11.64
Exercised in 1998	(37,500)	9.68

Outstanding at December 31, 199	4,393,501	$10.25
Granted in 1999	—
Canceled in 1999	—	—
Exercised in 1999	(13,500)	10.25

Outstanding at December 31, 199	4,380,001	$10.25
Granted in 2000	115,000	11.21
Canceled in 2000	—	—
Exercised in 2000	—	—
Outstanding at December 31, 200	4,495,001	$10.27

Exercisable at December 31, 200	4,380,001	$10.25

Except as disclosed herein above, no other options under either the 1993 Stock Option Plan for Executive Officers and Directors or the Nonqualified Stock Option Plan for Non-employee, Non-consultant Directors have been exercised to date.

Common stock dividends declared and unpaid at December 31, 2000 and 1999 amounted to $1,034 and are included in accounts payable and accrued expenses.

Effective January 1, 1996, the Company adopted the provisions of Statement No. 123, Accounting for Stock-Based Compensation. As permitted by the Statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. To date, all options were granted with exercise price equal to the fair market price of the Company’s Stock at Grant Date; accordingly, no compensation expense has been recognized. Options issued with an exercise price below the fair value of the Company’s common stock on the date of grant will be accounted for as compensatory options. The difference between the exercise price and the fair value of the Company’s common stock will be charged to expense over the shorter of the vesting or service period. Options issued at fair value are non-compensatory. Had the fair value method of accounting been applied to the Company’s stock option plans, pro forma net income and per share amounts would be as follows:

	2000	1999	1998
Net income as reported	$44,456	$22,611	$37,614
Net income pro forma	$44,423	$18,681	$32,111
Basic net income per share, as reported	$1.62	$0.82	$1.36
Basic net income per share, pro forma	$1.62	$0.68	$1.16
Diluted net income per share, as reported	$1.60	$0.80	$1.31
Diluted net income per share, pro forma	$1.60	$0.66	$1.12

This pro forma impact only takes into account options granted since January 1, 1995. The average fair value of options granted during 2000 was $5.35 and $2.62, respectively. The fair value was estimated using the Black-Scholes option pricing model based on the market price at Grant Date of $11.94 and $6.38 in 2000, respectively, and the following weighted average assumptions: risk-free interest rate of 5.97% and 6.70%, expected life of 7 and 7 years, volatility of 37% and 37% and dividend yield of 1.3% and 2.4% in 2000, respectively.

This pro forma impact only takes into account options granted since January 1, 1995. The average fair value of options granted during 1998 was $3.56. The fair value was estimated using the Black-Scholes option pricing model based on the market price at Grant Date of $10.25 in 1998, and the following weighted average assumptions: risk-free interest rate of 4.95%, expected life of 7 years, volatility of 35% and dividend yeield of 1/5% in 1998.

(dollars in thousands, except per share amounts)

On November 9, 1999, the Company authorized the repurchase up to 1,000,000 shares of its common stock. The shares will be purchased from time to time through open market purchases or privately negotiated transactions. A total of 158,500 shares were purchased by the Company during the fourth quarter 1999, for an aggregate purchase price of $1,170.

(18)   2000 quarterly financial data (unaudited):

	1st	2nd	3rd	4th (a)
Revenues	$61,152	$66,093	$69,103	$90,707
Income before change in accounting principle and extraordinary gain	$9,043	$10,377	$11,080	$12,456
Basic income per share	$0.33	$0.38	$0.40	$0.45
Diluted income per share	$0.33	$0.38	$0.40	$0.44

         1999 quarterly financial data (unaudited):

	1st (b)	2nd	3rd	4th (c)
Revenues	$56,571	$44,154	$56,939	$60,176
Income before extraordinary gain	$9,256	$5,726	$6,071	$818
Basic income per share	$0.34	$0.21	$0.22	$0.03
Diluted income per share	$0.32	$0.20	$0.22	$0.03

(a)	Includes contributions from the North American Intermodal division of Transamerica Leasing, Inc., which the Company acquired on October 24, 2000. The acquisition was effective October 1, 2000 and includes only the chassis acquired from TA as the rail trailers and domestic containers were identified as assets held for sale at the time of purchase.

(b)	Revenues include a pre-tax gain of $7,942 recognized in connection with the lease securitization.

(c)	Income before extraordinary gain includes a pre-tax write-down of $6,782 for certain equipment for which the residual value was deemed impaired.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING                 AND FINANCIAL DISCLOSURE

None. 45

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item 10 is hereby incorporated by reference to registrant’s definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed on or about April 23, 2001.

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this Item 11 is hereby incorporated by reference to registrant’s definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed on or about April 23, 2001.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item 12 is hereby incorporated by reference to registrant’s definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed on or about April 23, 2001.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item 13 is hereby incorporated by reference to registrant’s definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed on or about April 23, 2001.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

INTERPOOL, INC.

Report of Independent Public Accountants
Consolidated Balance Sheets—At December 31, 2000 and 1999
Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998
Consolidated Statements of Changes in Stockholders’Equity for the Years Ended December 31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998
Notes to Consolidated Financial Statements

(a)(2)   FINANCIAL STATEMENT SCHEDULES

Schedule II —Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable regulations of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) EXHIBITS

1.1	—	Purchase Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated July 24, 1997, relating to the issuance of the Company’s 7.35% Notes due 2007 (incorporated by reference to the Company’s Current Report on Form 8-K dated July 27, 1997).

1.2	—	Purchase Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated July 31, 1997, relating to the issuance of the Company’s 7.20% Notes due 2007 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997).

3.1	—	Form of Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

3.2	—	Form of Restated Bylaws of the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

4.1	—	Form of Certificate representing the Common Stock (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

4.2	—	Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, relating to the Notes, dated July 29, 1997 (incorporated herein by reference to the Company’s Form S-4 filed on October 23, 1997).

4.3	—	Registration Rights Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated July 29, 1997 (incorporated herein by reference to the Company’s Form S-4 filed on October 23, 1997).

4.4	—	Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, relating to the Notes, dated August 5, 1997 (incorporated herein by reference to the Company’s Form S-4 filed on October 24, 1997).

4.5	—	Registration Rights Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated August 5, 1997 (incorporated herein by reference to the Company’s Form S-4 filed on October 24, 1997).

4.6	—	Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, related to the 6-5/8% Notes, dated February 24, 1998 (incorporated by reference to the Company’s S-4 filed on June 4, 1998).

47

10.1	—	Purchase Agreement dated as of January 30, 1993 by and between Sequa Capital Corp. and the Company, as amended as of March 5, 1993 (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.2	—	Restructuring Agreement as of August 5, 1992 among the Company, Trac Lease, Radcliff Group, Interpool Limited, Sequa Capital Corp., Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Paul H. Serenbetz, Stuart W. Serenbetz and Clay R. Serenbetz (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.3	—	Amended and Restated Term Credit Agreement dated as of February 19, 1993 between the Company and Swiss Bank Corporation (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.4	—	Promissory Note of the Company dated February 11, 1993 to United Jersey Bank/Central N.A. (incorporated herein by reference to the Company’s Registration Statement on Form S-1 (declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.5	—	Employment Agreement dated as of January 1, 1992 by and between Raoul J. Witteveen and the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.6	—	Employment Agreement dated as of January 1, 1992 by and between Radcliff Group and the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.7	—	Consultation Services Agreement dated as of January 1, 1992 by and between Radcliff Group and the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.9	—	Form of Stock Option Plan for Executive Officers and Directors (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.10	—	Form of Stockholders’ Agreement dated as of May 4, 1993, among the Company and Messrs. Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Clay R. Serenbetz, Paul H. Serenbetz, Stuart W. Serenbetz and Arthur L. Burns and the Serenbetz Trust (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.12	—	Form of Non-Compete Agreement dated as of May 4, 1993, by and between The Ivy Group and the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on December 7, 1993 (Reg. No. 33-71538)).

10.13	—	Lease Agreements by and between 211 College Road Associates and Interpool Limited and 211 College Road Associates and Microtech Leasing (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.14	—	Lease Agreement dated December 30, 1986 between Princeton Intermodal Equipment Trust I and Trac Lease (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.15	—	Lease Agreements between The Ivy Group and Trac Lease (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.16	—	Amendment No. 1, dated August 10, 1992, to Secured Promissory Note and Chattel Mortgage, Security Agreement and Assignment by and between The Ivy Group and the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.17	—	Chassis Lease Agreement dated as of August 15, 1992 by and between Eurochassis L.P. and Trac Lease (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.18	—	Form of Transfer and Subscription Agreement among Radcliff Group, Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Clay R. Serenbetz, Paul H. Serenbetz, Stuart W. Serenbetz, the Serenbetz Trust and the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

48

10.19	—	Form of Exchange and Subscription Agreement by and between the Company and Arthur L. Burns (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.20	—	Demand promissory notes of the Company payable to Martin Tuchman, Warren L. Serenbetz and Princeton International Properties (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.23	—	Indemnity Agreement between the Company and other directors (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.26	—	Agreement between the Company and Arthur L. Burns regarding certain litigation (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.27	—	Indenture between the Company and IBJ Schroeder Bank & Trust Company, as Trustee, dated January 27, 1997 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended 12/31/96).

10.28	—	First Supplemental Indenture between Interpool, Inc. and IBJ Schroeder Bank & Trust Company dated January 27, 1997 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the period ended 12/31/96).

10.29	—	Series A Capital Securities Guarantee Agreement dated January 27, 1997 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended 12/31/96).

10.30	—	Agreement of Merger dated March 15, 1996 among Trac Lease, Inc., Trac Lease Merger Corp. and the Company (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended 12/31/95).

10.31	—	Letter Agreement between The Ivy Group and the Company (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the period ended 12/31/95).

10.32	—	Chassis Lease Agreement dated January 1, 1998 between The Ivy Group and Trac Lease, Inc.

10.33	—	Consulting Agreement between Interpool, Inc. and Atlas Capital Partners dated February 28, 1998 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for period ended June 30, 1998).

10.34	—	Asset Purchase Agreement, dated as of July 27, 2000 by and between the Company and Transamerica Leasing, Inc. (incorporated herein by reference to the Company’s Form 8-K filed on November 3, 2000).

10.35	—	Amendment No. 1 to the Asset Purchase Agreement dated October 24, 2000 by and between the Company and Transamerica Leasing, Inc. (incorporated herein by reference to the Company’s Form 8-K filed on November 3, 2000).

10.36	—	Chassis Lease Agreement dated January 1, 2001 between The Ivy Group and Trac Lease, Inc.

12.1	—	Statement regarding computation of ratios of earnings to fixed charges (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on December 7, 1993 (Reg. No. 33-71538)).

21.1	—	Subsidiaries of the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

27.	—	Financial Data Schedule.

99.1	—	Press Release dated November 2, 2000 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000).

99.2	—	Press Release dated December 20, 2000.

99.3	—	Press Release dated January 29, 2001.

99.4	—	Press Release dated February 22, 2001.

99.5	—	Press Release dated February 28, 2001.

49

(b) REPORTS ON FORM 8-K

(b)(1) The following reports on Form 8-K were filed during 2000:

On August 1, 2000, the Company filed a report on Form 8-K which announced the July 27, 2000 execution of an Asset Purchase Agreement with Transamerica Leasing, Inc. as Seller, pursuant to which the Company would purchase substantially all of the domestic containers, chassis, trailers and related assets of Seller’s North American Intermodal Division for an aggregate purchase price of approximately $675 million in cash. Financing for the acquisition will be through a combination of cash and proceeds from a committed secured financing facility to be arranged by Solomon Smith Barney and Citicorp North America, Inc.

On November 3, 2000, the Company filed a report on Form 8-K announcing the consummation of the transactions contemplated by an Asset Purchase Agreement dated July 27, 2000, between the Company and Transamerica Leasing, Inc. As of October 1, 2000, in connection with the acquisition, the Company acquired substantially all of the domestic containers, chassis and trailers of Transamerica Leasing, Inc.‘s North American Intermodal Division and assumed certain liabilities related to the acquired assets for an aggregate purchase price of approximately $676 million in cash. The acquisition was funded through cash on hand, the proceeds from committed secured financing facilities arranged by First Union Securities, Inc. of approximately $65 million and a syndicated secured loan arranged by Citicorp USA of approximately $300 million.

On January 31, 2001, the Company filed a report on Form 8-K which announced the January 26, 2001 execution of an Asset Purchase Agreement with Transport International Pool, Inc. (“TIP”), a subsidiary of General Electric Capital Corporation, pursuant to which the Company will sell approximately 50,000 intermodal trailers, and domestic containers and related assets to TIP for approximately $345 million. The 50,000 intermodal trailers include approximately 41,000 rail trailers and domestic containers acquired from Transamerica Leasing, Inc. in October 2000.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Stockholders of Interpool, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Interpool, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 28, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

New York, New York
February 28, 2001

INTERPOOL, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998

ALLOWANCE FOR DOUBTFUL ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Charge to Costs and Expenses	Acquired	Write-offs, Net of Recoveries	Balance at End of Year

Year Ended December 31, 2000	$10,275	$3,417	$724	$39	$14,377

Year Ended December 31, 1999	$4,632	$7,686	—	$2,043	$10,275

Year Ended December 31, 1998	$3,633	$2,142	—	$1,143	$4,632

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2001	INTERPOOL, INC. (Registrant) By: /s/ Martin Tuchman —————————————— Martin Tuchman Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 27, 2001	By: /s/ Martin Tuchman —————————————— Martin Tuchman Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)

March 27, 2001	By: /s/ Raoul J. Witteveen —————————————— Raoul J. Witteveen President, Chief Operating Officer and Director

March 27, 2001	By: /s/ Warren L. Serenbetz —————————————— Warren L. Serenbetz Director

March 27, 2001	By: /s/ Mitchell I. Gordon —————————————— Mitchell I. Gordon Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer)

March 27, 2001	By: /s/ Arthur L. Burns —————————————— Arthur L. Burns General Counsel, Secretary and Director

March 27, 2001	By: /s/ Peter D. Halstead —————————————— Peter D. Halstead Director

March 27, 2001	By: /s/ Joseph J. Whalen —————————————— Joseph J. Whalen Director

March 27, 2001	By: /s/ Clifton H. W. Maloney —————————————— Clifton H. W. Maloney Director

March 27, 2001	By: /s/ William Geoghan —————————————— William Geoghan Senior Vice President (Principal Accounting Officer)

EXHIBIT INDEX

1.1	—	Purchase Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated July 24, 1997, relating to the issuance of the Company’s 7.35% Notes due 2007 (incorporated by reference to the Company’s Current Report on Form 8-K dated July 27, 1997).

1.2	—	Purchase Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated July 31, 1997, relating to the issuance of the Company’s 7.20% Notes due 2007 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997).

3.1	—	Form of Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

3.2	—	Form of Restated Bylaws of the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

4.1	—	Form of Certificate representing the Common Stock (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

4.2	—	Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, relating to the Notes, dated July 29, 1997 (incorporated by reference to the Company’s Form S-4 filed on October 23, 1997).

4.3	—	Registration Rights Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated July 29, 1997 (incorporated by reference to the Company’s Form S-4 filed on October 23, 1997).

4.4	—	Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, relating to the Notes, dated August 5, 1997 (incorporated by reference to the Company’s Form S-4 filed on October 24, 1997).

4.5	—	Registration Rights Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated August 5, 1997 (incorporated by reference to the Company’s Form S-4 filed on October 24, 1997).

4.6	—	Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, related to the 6-5/8% Notes, dated February 24, 1998 (incorporated by reference to the Company’s S-4 filed on June 4, 1998).

10.1	—	Purchase Agreement dated as of January 30, 1993 by and between Sequa Capital Corp. and the Company, as amended as of March 5, 1993 (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.2	—	Restructuring Agreement as of August 5, 1992 among the Company, Trac Lease, Radcliff Group, Interpool Limited, Sequa Capital Corp., Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Paul H. Serenbetz, Stuart W. Serenbetz and Clay R. Serenbetz (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.3	—	Amended and Restated Term Credit Agreement dated as of February 19, 1993 between the Company and Swiss Bank Corporation (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.4	—	Promissory Note of the Company dated February 11, 1993 to United Jersey Bank/Central N.A. (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.5	—	Employment Agreement dated as of January 1, 1992 by and between Raoul J. Witteveen and the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.6	—	Employment Agreement dated as of January 1, 1992 by and between Radcliff Group and the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.7	—	Consultation Services Agreement dated as of January 1, 1992 by and between Radcliff Group and the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.9	—	Form of Stock Option Plan for Executive Officers and Directors (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.10	—	Form of Stockholders’ Agreement dated as of May 4, 1993, among the Company and Messrs. Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Clay R. Serenbetz, Paul H. Serenbetz, Stuart W. Serenbetz and Arthur L. Burns and the Serenbetz Trust (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.12	—	Form of Non-Compete Agreement dated as of May 4, 1993, by and between The Ivy Group and the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on December 7, 1993 (Reg. No. 33-71538)).

10.13	—	Lease Agreements by and between 211 College Road Associates and Interpool Limited and 211 College Road Associates and Microtech Leasing (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.14	—	Lease Agreement dated December 30, 1986 between Princeton Intermodal Equipment Trust I and Trac Lease (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.15	—	Lease Agreements between The Ivy Group and Trac Lease (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.16	—	Amendment No. 1, dated August 10, 1992, to Secured Promissory Note and Chattel Mortgage, Security Agreement and Assignment by and between The Ivy Group and the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.17	—	Chassis Lease Agreement dated as of August 15, 1992 by and between Eurochassis L.P. and Trac Lease (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.18	—	Form of Transfer and Subscription Agreement among Radcliff Group, Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Clay R. Serenbetz, Paul H. Serenbetz, Stuart W. Serenbetz, the Serenbetz Trust and the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.19	—	Form of Exchange and Subscription Agreement by and between the Company and Arthur L. Burns (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.20	—	Demand promissory notes of the Company payable to Martin Tuchman, Warren L. Serenbetz and Princeton International Properties (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.23	—	Indemnity Agreement between the Company and other directors (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.26	—	Agreement between the Company and Arthur L. Burns regarding certain litigation (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.27	—	Indenture between the Company and IBJ Schroeder Bank & Trust Company, as Trustee, dated January 27, 1997 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended 12/31/96).

10.28	—	First Supplemental Indenture between Interpool, Inc. and IBJ Schroeder Bank & Trust Company dated January 27, 1997 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the period ended 12/31/96).

10.29	—	Series A Capital Securities Guarantee Agreement dated January 27, 1997 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended 12/31/96).

10.30	—	Agreement of Merger dated March 15, 1996 among Trac Lease, Inc., Trac Lease Merger Corp. and the Company (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended 12/31/95).

10.31	—	Letter Agreement between The Ivy Group and the Company (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended 12/31/95).

10.32	—	Chassis Lease Agreement dated January 1, 1998 between The Ivy Group and Trac Lease, Inc.

10.33	—	Consulting Agreement between Interpool, Inc. and Atlas Capital Partners dated February 28, 1998 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for period ended June 30, 1998).

10.34	—	Asset Purchase Agreement, dated as of July 27, 2000 by and between the Company and Transamerica Leasing, Inc. (incorporated herein by reference to the Company’s Form 8-K filed on November 3, 2000).

10.35	—	Amendment No. 1 to the Asset Purchase Agreement dated October 24, 2000 by and between the Company and Transamerica Leasing, Inc. (incorporated herein by reference to the Company’s Form 8-K filed on November 3, 2000).

10.36	—	Chassis Lease Agreement dated January 1, 2001 between The Ivy Group and Trac Lease, Inc.

12.1	—	Statement regarding computation of ratios of earnings to fixed charges (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on December 7, 1993 (Reg. No. 33-71538)).

21.1	—	Subsidiaries of the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

27.	—	Financial Data Schedule.

99.1	—	Press Release dated November 2, 2000 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000).

99.2	—	Press Release dated December 20, 2000.

99.3	—	Press Release dated January 29, 2001.

99.4	—	Press Release dated February 22, 2001.

99.5	—	Press Release dated February 28, 2001.

