Form 10-K/A
period 2000-12-21
INTERPOOL INC
filed 2001-03-30
CIK 898777

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K/A

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

As of December 31, 2000, the Company had entered into 13 interest rate swap agreements with various financial institutions. The aggregate notional balance of the swaps was $384.7 million as of December 31, 2000. These agreements are used by the Company to manage interest rate risks created by loans indexed to a floating rate index, primarily LIBOR. Under current generally accepted accounting principals (GAAP), the interest differential payable or receivable by the Company on its interest rate swaps is accrued by the Company as interest rates change, and is recognized by the Company over the life of the swap agreement as an adjustment of interest expense. In contrast Statement 133 effectively will require that changes in the fair value of the swap agreements which are designated as effective cash flow hedges, be reported as a component of other comprehensive income and changes in the fair value of the swap agreements that do not qualify for hedge accounting to be reported in earnings. If Statement 133 had to be applied to all swap agreements in place at December 31, 2000, changes in the fair value of the agreements would increase liabilities by approximately $9.0 million, with offsetting amounts recorded as decreases to deferred tax liabilities of $2.4 million and accumulated other comprehensive income of $7.4 million and an increase to earnings (net of tax) of $.8 million.

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

