Form 10-Q
period 2001-03-31
INTERPOOL INC
filed 2001-05-14
CIK 898777

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

Commission file number 1-11862

INTERPOOL, INC.
(Exact name of registrant as specified in the charter)

Delaware	13-3467669
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

211 College Road East, Princeton, New Jersey	08540
(Address of principal executive	(Zip Code)
office)

(609) 452-8900
(Registrant’s telephone number including area code)

As of May 11, 2001, 27,421,452 shares of common stock, $.001 par value were outstanding.

Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days
Yes  No  [X]

INTERPOOL, INC. AND SUBSIDIARIES

INDEX

2

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

INTERPOOL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share amounts)

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS

CASH AND SHORT-TERM INVESTMENTS	$199,287	$156,155
MARKETABLE SECURITIES, at fair value	136	136
ACCOUNTS AND NOTES RECEIVABLE, less allowance of $5,482 and
$14,377 respectively	58,526	67,915
ASSETS HELD FOR SALE	26,677	348,389
NET INVESTMENT IN DIRECT FINANCING LEASES	171,923	170,380
OTHER RECEIVABLES, net, including amounts from related parties of
$13,433 and $13,433, respectively	54,945	53,354
LEASING EQUIPMENT, net of accumulated depreciation and amortization of
$268,337 and $287,107, respectively	1,274,074	1,263,989
OTHER INVESTMENT SECURITIES, at fair value	27,553	30,454
OTHER ASSETS	89,786	104,059

TOTAL ASSETS	$1,902,907	$2,194,831

LIABILITIES AND STOCKHOLDERS’ EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$105,576	$126,854
INCOME TAXES	32,380	29,848
DEFERRED INCOME	872	911
DEBT AND CAPITAL LEASE OBLIGATIONS
Due within one year	107,764	218,709
Due after one year	1,239,024	1,399,327

	1,346,788	1,618,036

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
SECURITIES IN SUBSIDIARY GRANTOR TRUSTS
(holding solely junior Subordinated Deferrable interest debentures of the
Company) (75,000 shares 9-7/8% Capital Securities outstanding,
liquidation preference $75,000)	75,000	75,000

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES	1,879	1,951

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued	—	—
Common stock, par value $.001 per share; 100,000,000 shares authorized,
27,579,952 issued at March 31, 2001 and December 31, 2000	28	28
Additional paid-in capital	124,184	124,184
Treasury stock, at cost, 158,500 shares in 2001 and 2000	(1,170)	(1,170)
Retained earnings	228,762	217,955
Accumulated other comprehensive income (loss), net of taxes	(11,392)	1,234

Total stockholders’ equity	340,412	342,231

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,902,907	$2,194,831

The accompanying notes to consolidated financial statements are an integral part of these balance sheets. 4

INTERPOOL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share amounts) (unaudited)

	Three Months Ended March 31,
	2001	2000
REVENUES	$86,395	$61,152

COST AND EXPENSES:
Lease operating and administrative expenses	28,870	19,848
Provision for doubtful accounts	1,167	862
Market value adjustment for derivative instruments	870	—
Depreciation and amortization of leasing equipment	20,803	15,452
Other (income)/expense, net	(1,703)	363
Interest expense, net	22,486	13,634

	72,493	50,159

Income before provision for income taxes, cumulative effect of change in
accounting principle and extraordinary gain	13,902	10,993
PROVISION FOR INCOME TAXES	2,900	1,950

Income before cumulative effect of change in accounting principle and
extraordinary gain	11,002	9,043
Cumulative effect of change in accounting principle, net of applicable taxes of $44
and $440	833	660
Extraordinary gain on debt retirement, net of applicable taxes of $560	—	840

NET INCOME	$11,835	$10,543

INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE AND EXTRAORDINARY GAIN:
Basic	$0.40	$0.33

Diluted	$0.38	$0.33

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
Basic	$0.03	$0.02

Diluted	$0.03	$0.02

EXTRAORDINARY GAIN:
Basic	NA	$0.03

Diluted	NA	$0.03

NET INCOME PER SHARE:
Basic	$0.43	$0.38

Diluted	$0.41	$0.38

WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
Basic	27,421	27,421

Diluted	29,122	27,421

The accompanying notes to consolidated financial statements are an integral part of these statements. 5

INTERPOOL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)

	Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,835	$10,543
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	21,552	16,052
(Gain) loss on sale of leasing equipment	(212)	423
Gain on sale of assets held for sale	(1,774)	—
Collections on net investment in direct financing leases	18,992	25,341
Income recognized on direct financing leases	(5,407)	(5,904)
Provision for uncollectible accounts	1,167	862
Gain on retirement of debt	—	(840)
Cumulative effect of change in accounting principle	(833)	(660)
Changes in assets and liabilities -
Accounts and notes receivable	9,662	(2,259)
Other receivables	(1,591)	(2,375)
Other assets and non-cash transactions	4,557	(3,268)
Accounts payable and accrued expenses	(17,144)	(3,989)
Income taxes payable	5,699	828
Deferred income	(39)	(81)
Minority interest in equity of subsidiaries	(72)	169

Net cash provided by operating activities	46,392	34,842

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment	(21,114)	(75,619)
Proceeds from dispositions of leasing equipment	4,987	3,641
Proceeds from disposition of assets held for sale	292,294	—
Investment in direct financing leases	(13,814)	(23,945)
Changes in marketable securities and other investing activities	—	99
Change in accrued equipment purchases	(20,665)	4,527

Net cash provided by (used for) investing activities	241,688	(91,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	426	14,419
Payment of long-term debt and capital lease obligations	(104,480)	(36,620)
Borrowings of revolving credit lines	2,284	48,253
Repayment of revolving credit lines	(142,150)	(79,870)
Dividends paid	(1,028)	(1,028)

Net cash used for financing activities	(244,948)	(54,846)

Net increase (decrease) in cash and short-term investments	43,132	(111,301)
CASH AND SHORT-TERM INVESTMENTS, beginning of period	156,155	207,388

CASH AND SHORT-TERM INVESTMENTS, end of period	$199,287	$96,087

Supplemental schedule of non-cash financing activities:
Assumption of debt by purchaser in connection with Assets Held for Sale	$32,686	—

The accompanying notes to condensed consolidated financial statements are an integral part of these statements. 6

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000 AND THE THREE MONTHS ENDED MARCH 31, 2001
(dollars and shares in thousands)
(unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accum. Other Comp. Income (Loss)	Comp. Income (Loss)
BALANCE, December 31, 1999	—	—	27,580	$28	$124,184	$(1,170)	$177,612	$713	—

Net income	—	—	—	—	—	—	44,456	—	$44,456

Other comprehensive income	—	—	—	—	—	—	—	521	521

Comprehensive income	—	—	—	—	—	—	—		$44,977

Cash dividends declared:

Common stock, $0.15 per Share	—	—	—	—	—	—	(4,113)	—	—

BALANCE, December 31, 2000	—	—	27,580	$28	$124,184	$(1,170)	$217,955	$1,234	—

Net income	—	—	—	—	—	—	11,835	—	$11,835

Adoption of FAS 133 –
Cumulative effect through
December 31, 2000	—	—	—	—	—	—	—	(7,411)	(7,411)

Other comprehensive loss	—	—	—	—	—	—	—	(5,215)	(5,215)

Comprehensive loss	—	—	—	—	—	—	—	—	$(791)

Cash dividends declared:

Common stock, $0.15 per
Share	—	—	—	—	—	—	(1,028)	—	—

BALANCE, March 31, 2001	—	—	27,580	$28	$124,184	$(1,170)	$228,762	$(11,392)	—

The accompanying notes to consolidated financial statements are an integral part of these statements. 7

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

     Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period (which is net of treasury shares). Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options have been added to the weighted shares outstanding in the diluted earnings per share computation for the three months ended March 31, 2001. For the three months ended March 31, 2000, the effect of stock options is antidilutive, thus the common shares issuable has not been added to the weighted shares outstanding.

     A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

	(in thousands) Three Months Ended March 31,
	2001	2000
Average common shares outstanding	27,421	27,421
Common shares issuable(1)	1,701	—
Average common shares outstanding assuming dilution	29,122	27,421

(1)	Issuable under stock option plans.

8

INTERPOOL, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts) (Unaudited)

D.	Adoption of New Accounting Standard:

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

     Statement 133, as amended, is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998, and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid instruments. The Company does not hold any such hybrid instruments.

     On January 1, 2001, the Company adopted Statement 133. Statement 133, in part, allows special hedge accounting for fair value and cash flow hedges. Statement 133 provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized currently in earnings in the same accounting period. Statement 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. (The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings.)

     As of December 31, 2000, the Company had entered into 13 interest rate swap agreements with various financial institutions. The aggregate notional balance of the swaps was $384.7 million as of December 31, 2000. These agreements are used by the Company to manage interest rate risks created by loans indexed to a floating rate index, primarily LIBOR, and contractually terminate at various dates between 2001 and 2007. Under previous generally accepted accounting principals (GAAP), the interest differential payable or receivable by the Company on its interest rate swaps is accrued by the Company as interest rates change, and is recognized by the Company over the life of the swap agreement. In contrast Statement 133 requires that changes in the fair value of the swap agreements which are designated as effective cash flow hedges, be reported as a component of other comprehensive income and changes in the fair value of the swap agreements that do not qualify for hedge accounting to be reported in earnings. The Company has determined that of the 13 interest rate swap agreements held, 10 qualify under Statement 133 as effective cash flow hedges with no ineffectiveness, while the remaining 3 interest rate swap agreements intended as cash flow hedges do not quality for hedge accounting treatment. The adoption of Statement 133 on January 1, 2001 increased liabilities by approximately $9,012, with offsetting amounts recorded as decreases to deferred tax liabilities of $2,435 and accumulated other comprehensive income of $7,411 and an increase to earnings (net of tax) of $834.

INTERPOOL, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts) (Unaudited)

E.	Comprehensive income:

The tax effect of comprehensive income is as follows:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
Three Months Ended March 31, 2001

Unrealized holding losses
arising during the period:
Marketable securities	$(14)	$5	$(9)
Other investment securities	(223)	11	(212)
Swap agreements	(6,317)	1,323	(4,994)
Unrealized loss on marketable securities, other investment

securities and swap agreements	$(6,554)	$1,339	$(5,215)

Three Months Ended March 31, 2000

Unrealized holding losses
arising during the period:
Marketable securities	$(19)	$1	$(18)

Unrealized loss on marketable securities	$(19)	$1	$(18)

Note 2 — Cash flow information:

     For the three months ended March 31, 2001 and 2000 cash paid for interest was approximately $38,023 and $24,937, respectively. Cash paid for income taxes was approximately $1,032 and $300, respectively.

Note 3 — Segment and geographic data:

     The Company has three reportable segments: container leasing, domestic intermodal equipment and computer leasing. The container leasing segment specializes in the leasing of intermodal dry freight standard containers, while the domestic intermodal equipment segment specializes in the leasing of intermodal container chassis and other equipment, namely freight rail cars and intermodal trailers. The computer leasing segment specializes in the leasing of microcomputers and other related equipment.

     The accounting policies of the segments are the same as those described in Note 1. The Company evaluates performance based on profit or loss from operations before income taxes and extraordinary items. The Company’s reportable segments are strategic business units that offer different products and services.

Segment Information:

Three Months ended 2001:	Container Leasing	Domestic Intermodal Equipment	Computer Leasing	Totals
Revenues from external customers	$26,172	$50,296	$9,927	$86,395
Lease operating and administrative expenses	3,863	19,552	7,492	30,907
Depreciation and amortization	8,633	10,136	2,034	20,803
Other income/(expense), net	(116)	1,892	(73)	1,703
Interest income	2,192	486	—	2,678
Interest expense	8,207	16,382	575	25,164
Income before taxes and extraordinary item	7,545	6,604	(247)	13,902
Net investment in DFL’s	130,709	25,662	15,552	171,923
Leasing equipment, net	484,562	781,414	8,098	1,274,074
Equipment purchases	28,761	4,164	2,003	34,928
Total segment assets	$742,416	$1,125,977	$34,514	$1,902,907

10

INTERPOOL, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts) (Unaudited)

	Container Leasing	Domestic Intermodal Equipment	Computer Leasing	Totals
Three Months ended 2000:
Revenues from external customers	$23,682	$26,847	$10,623	$61,152
Lease operating and administrative expenses	3,536	9,876	7,298	20,710
Depreciation and amortization	7,078	6,514	1,860	15,452
Other income/(expense), net	(331)	66	(98)	(363)
Interest income	1,617	2,806	—	4,423
Interest expense	7,488	9,967	602	18,057
Income before taxes and extraordinary item	6,866	3,362	765	10,993
Net investment in DFL’s	118,697	36,018	20,860	175,575
Leasing equipment, net	430,079	485,125	10,069	925,273
Equipment purchases	49,650	38,780	11,134	99,564
Total segment assets	$639,079	$719,282	$40,531	$1,398,892

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

Geographic Information:

	2001	2000
REVENUES:
United States	$60,233	$37,493
International	26,162	23,659

	$86,395	$61,152

ASSETS:
United States	$1,160,491	$759,813
International	742,416	639,079

	$1,902,907	$1,398,892

Note 4 — Other contingencies and commitments:

     At March 31, 2001, the Company had outstanding purchase commitments for equipment of approximately $31,300.

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

     The Company classified the Retained Interest as an available for sale security which is included in “Other Investment Securities” in the accompanying consolidated balance sheets. Accordingly, the Retained Interest is accounted for at fair value, with any changes in fair value over its allocated historical book value recorded as a component of other comprehensive income, net of tax, in the statement of changes in shareholders’ equity. As of March 31, 2001, the Company estimated the fair market value of Retained Interest was $27,553 using a discounted cash flow model assuming expected credit losses of 1.5% and a discount rate of 12.6%. During the three months ended March 31, 2001 and 2000, the Company recorded interest income on the Retained Interest totaling $978 and $1,013 which is included in revenues in the accompanying consolidated statements of income.

     Interpool Limited, a subsidiary of the Company (the “Servicer”), acts as servicer for the Assets. Pursuant to the terms of the servicing agreement, the Servicer is paid a fee of 0.40% of the assets under management. The Company’s management has determined that the servicing fee paid approximates the fair value for services provided, as such, no servicing asset or liability has been recorded. For the three months ended March 31, 2001 and 2000, the Company received servicing fees totaling $118 and $176 which are included in revenues in the accompanying consolidated statements of income. For the three months ended March 31, 2001 and 2000, cash flows received on the Retained Interest were $3,656 and $2,625, respectively.

     At March 31, 2001, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

		Securitized Lease Receivables
Carrying amount/fair value of retained interests		$27,553
Weighted-average life (in years)		1.9
Expected credit losses (annual rate)		1.5%
Impact on fair value of 10% adverse change	;	$185
Impact on fair value of 20% adverse change	;	$369
Residual cash flows discount rate (annual)		12.6%
Impact on fair value of 10% adverse change	;	$479
Impact on fair value of 20% adverse change	;	$931

Note 6 — Acquisition of North American Intermodal Division of Transamerica Leasing, Inc.:

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

Note 7 — Assets Held for Sale:

     In March 2001, the Company and TIP completed the sale of 50,000 rail trailers and domestic containers by the Company to TIP, including all 41,000 rail trailers and domestic containers the Company acquired from TA in October 2000. The assets held for sale as of December 31, 2000 include $279,186 related to the units acquired from TA, $5,871 of accounts receivable and $63,332 of assets previously owned by the Company. The Company recorded a gain of $1,774 upon the consummation of this sale, which represents the premium paid for the units previously owned by the Company over their net book value. The assets held for sale as of March 31, 2001 include $25,793 of assets previously owned by the Company which have not yet been assumed by TIP and $884 related to units which TIP has requested delayed delivery.

     A portion of the proceeds from the sale were used to pay down a secured financing facility by $175,000 and an additional $100,100 of cash was placed in escrow in anticipation of an amendment of the facility allowing the borrowing in this facility to remain outstanding. The cash held in escrow is included in cash and short-term investments on the condensed consolidated balance sheet.

Note 8 — Derivative instruments:

      The Company’s assets are primarily fixed rate in nature while its debt instruments are primarily floating rate. The Company employs derivative financial instruments (interest rate swap agreements) to effectively convert certain floating rate debt instruments into fixed rate instruments and thereby manage its exposure to fluctuations in interest rates.

     The unrealized pre-tax losses on cash flow hedges as of March 31, 2001 of $6,317 have been reported in the Company’s condensed consolidated balance sheet as a component of accumulated other comprehensive income (loss), net of related deferred income taxes of $1,323.

     Amounts recorded in accumulated other comprehensive income would be reclassified into earnings upon termination of these interest rate swap agreements prior to their contractual maturity. The Company does not intend to terminate any such interest rate swap agreements prior to maturity and therefore does not expect any gains or losses to be reclassified into income within the next twelve months.

     Pre-tax losses for the three months ended March 31, 2001 resulting from the change in fair value of interest rate swap agreements held which do not quality as cash flow hedges under Statement 133 of $870 have been recorded on the condensed consolidated statements of income as market value adjustment for derivative instruments. Interest rate swap agreements which qualify as cash flow hedges, are perfectly correlated and therefore no ineffectiveness relating to these instruments is recorded in the condensed consolidated statements of income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company generates revenues through leasing transportation equipment, primarily intermodal dry freight standard containers and container chassis. Most of the Company’s revenues are derived from payments under operating leases and income earned under finance leases, under which the lessee has the right to purchase the equipment at the end of the lease term. For the three months ended March 31, 2001 and 2000 revenues from direct financing leases were $5.4 million (6% of leasing revenues) and $5.9 million (10% of leasing revenues), respectively.

Three Months Ended March 31, 2001 compared to Three Months Ended March 31, 2000

Revenues

     The Company’s revenues increased to $86.4 million for the three months ended March 31, 2001, from $61.2 million in the three months ended March 31, 2000, an increase of $25.2 million or 41%. The increase was due to the Company’s October 2000 acquisition of the North American Intermodal division of Transamerica Leasing Inc. (TA) which resulted in $19.5 million of additional leasing revenues, increased operating lease revenues of $6.0 million primarily generated by an expanded container and chassis fleet, and increased finance lease revenues of $.4 million, partially offset by reduced revenues of $.7 million generated by the computer leasing segment. Utilization rates of the container and chassis operating lease fleet at March 31, 2001 were 99% and 95%, respectively, and at March 31, 2000 were 99% and 96%, respectively.

Lease Operating and Administrative Expenses

     The Company’s lease operating and administrative expenses increased to $30.0 million for the three months ended March 31, 2001 from $20.7 million in the three months ended March 31, 2000, an increase of $9.3 million. The increase was primarily due to the Company’s October 2000 acquisition of TA which resulted in $6.4 million of additional lease operating and administrative expenses, as well as higher operating and administrative expenses resulting from expanded operations generating increased equipment rental, commissions, maintenance and repairs and salary expense, partially offset by reduced consulting and legal expenses.

Depreciation and Amortization of Leasing Equipment

     The Company’s depreciation and amortization expenses increased to $20.8 million in the three months ended March 31, 2001 from $15.5 million in the three months ended March 31, 2000, an increase of $5.3 million. The increase was due to an increased fleet size, as well as $4.0 million of depreciation and amortization as a result of the October 2000 acquisition of TA.

Other (Income)/Expense, Net

     The change in other (income)/expense, net of $2.1 million was primarily due to a gain of $1.8 million on the sale of the rail trailers and domestic containers previously owned by the Company to TIP Intermodal Services (TIP), a GE Capital Company. These rail trailers and domestic containers were not acquired from TA as part of the October 2000 acquisition. Additionally, exclusive of the sale of the above-mentioned rail trailers and domestic containers to TIP, the Company’s net loss on sale of leasing equipment decreased $.6 million during the three months ended March 31, 2001, partially offset by a decrease in the Company’s income from unconsolidated subsidiaries of $.3 million during the three months ended March 31, 2001.

Interest Expense, Net

     The Company’s net interest expense increased to $22.4 million in the three months ended March 31, 2001 from $13.6 million in the three months ended March 31, 2000, an increase of $8.8 million. The increase in net interest expense was due to increased interest expense of $7.1 million, as well as decreased investment income of $1.7 million. The increase in interest expense was primarily due to increased borrowings to acquire TA and fund capital expenditures, resulting in incremental interest expense of $6.3 million, as well as increased borrowing costs resulting in incremental interest expense of $.8 million.

Provision for Income Taxes

     The Company’s provision for income taxes increased to $2.9 million from $2.0 million primarily due to higher taxable income, as well as a higher effective tax rate resulting from greater income contribution from the domestic intermodal division.

Income Before Cumulative Effect of Change in Accounting Principle and Extraordinary Gain

     As a result of the factors described above, the Company’s net income before cumulative effect of change in accounting principle and extraordinary gain was $11.0 million in the three months ended March 31, 2001 versus net income of $9.0 million in the three months ended March 31, 2000.

Cumulative Effect of Change in Accounting Principle

     The Company recorded the cumulative effect of a change in accounting principle of $.8 million in the three months ended March 31, 2001. This represents the cumulative effect through December 31, 2000 regarding the Company’s accounting for swap transactions not accounted for as hedges in accordance with the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of Statement 133 on January 1, 2001 increased liabilities by approximately $9.0 million, with offsetting amounts recorded as decreases to deferred tax liabilities of $2.4 million and accumulated other comprehensive income of $7.4 million.

      The Company recorded the cumulative effect of a change in accounting principle of $.7 million in the three months ended March 31, 2000. This represents a change in the Company’s accounting for its maintenance and repairs expense from an accrual to cash basis, in accordance with a recent Securities and Exchange Commission recommendation.

Extraordinary Gain

     The Company recorded an extraordinary gain on the retirement of debt of $.8 million in the three months ended March 31, 2000.

Net Income

     As a result of the factors described above, the Company’s net income increased to $11.8 million in the three months ended March 31, 2001 from $10.5 million in the three months ended March 31, 2000.

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

     The Company generated cash flow from operations of $46.4 million and $34.8 million in the first three months of 2001 and 2000, respectively, and net cash used for financing activities was $244.9 million and $54.8 million for the first three months of 2001 and 2000, respectively. The Company has purchased the following amounts of equipment: $34.9 million for the three months ended March 31, 2001 and $99.6 million for the three months ended March 31, 2000.

     In March 1999, the Company established a container securitization facility of $250.0 million. This program provides the Company with a lower cost of capital for its finance lease business and access to an additional source of funding. Included in other investment securities at March 31, 2001, is approximately $27.6 million of retained interests in the securitized lease receivables. At March 31, 2001, $94.8 million of the container securitization facility was utilized.

     In October 2000, the Company established a secured financing facility in the amount of $300.0 million of which $100.0 million is due on October 23, 2001. The remaining $200.0 million is payable in quarterly installments of $.5 million beginning January 31, 2001, with a balloon payment of $196.5 million due on October 24, 2002. As mentioned in Note 7 to the condensed consolidated financial statements, a portion of the proceeds from the sale to TIP were used to pay down the secured financing facility. At March 31, 2001, $124.5 million of this facility was outstanding with an interest rate of 9.0%.

     In July 2000, the Company established a chassis securitization facility of $280.0 million. In October 2000, this chassis securitization facility was increased to $300.0 million. At March 31, 2001, $284.8 million of this facility was outstanding. This facility provides the Company an additional source of funding and is accounted for as on-balance sheet secured debt financing.

     The Company has a $215.0 million revolving credit facility with a group of commercial banks; on March 31, 2001, $150.0 million was outstanding, with an interest rate of 6.2%. In July 2000, this facility was renewed and amended with the term extended to July 31, 2005. The credit limit remains at $215.0 million through July 31, 2003; thereafter the credit limit declines to $193.5 million through July 31, 2004 and $172.0 million through July 21, 2005. In addition, as of March 31, 2001, the Company had available lines of credit of $78.0 million under various facilities, under which $54.4 million was outstanding. Interest rates under these facilities ranged from 6.1% to 7.5%. Subsequent to March 31, 2001 the Company has continued to incur and repay debt obligations in connection with financing its equipment leasing activities.

     In March 2001, the Company and TIP completed the sale of 50,000 rail trailers and domestic containers by the Company to TIP, including all 41,000 rail trailers and domestic containers the Company acquired from TA in October 2000.

     As of March 31, 2001, commitments for capital expenditures totaled approximately $31.3 million. The Company expects to fund such capital expenditures through some combination of cash flow from the Company’s operations, borrowings under its available credit facilities and additional funds raised through the sale of its debt securities in the private and/or public markets.

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

     As previously announced in November 1999, the Company authorized the repurchase up to 1,000,000 shares of its common stock. The shares can be purchased from time to time through open market purchases or privately negotiated transactions. A total of 158,500 shares were purchased by the Company during the fourth quarter of 1999, for an aggregate purchase price of $1.17 million.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 99:	(1)	Press Release dated January 29, 2001 (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000)
	(2)	Press Release dated February 21, 2001
	(3)	Press Release dated February 28, 2001
	(4)	Press Release dated March 23, 2001
	(5)	Press Release dated March 30, 2001
	(6)	Press Release dated May 3, 2001

(b)	Reports on Form 8-K:

On January 31, 2001, the Company filed a report on Form 8-K, which announced the January 26, 2001 execution of an Asset Purchase Agreement with Transport International Pool, Inc. (“TIP”), a subsidiary of General Electric Capital Corporation, pursuant to which the Company will sell approximately 50,000 intermodal trailers, and domestic containers and related assets to TIP for approximately $345 million. The 50,000 intermodal trailers include approximately 41,000 rail trailers and domestic containers acquired from Transamerica Leasing, Inc. in October 2000.

On April 3, 2001, the Company filed a report on Form 8-K announcing the consummation of the transaction contemplated by an Asset Purchase Agreement dated January 26, 2001 as amended on March 20, 2001, between the Company and Transport International Pool, Inc., a subsidiary of General Electric Capital Corporation, (“TIP”) pursuant to which the Company sold approximately 50,000 intermodal trailers and domestic rail containers and related assets to TIP for approximately $345.8 million, consisting of $287.2 million in cash and $58.5 million in debt assumption. An additional $4.9 million of accounts receivable related to the sold assets were also sold. As a result of the transaction the Company reduced its net debt by approximately $300 million.

SS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERPOOL, INC.

Dated: May 11, 2001	By: \s\Martin Tuchman ——————————————
Martin Tuchman Chief Executive Officer

Dated: May 11, 2001	By: \s\William Geoghan ——————————————
William Geoghan Senior Vice President

18

INDEX TO EXHIBITS

Filed with Interpool, Inc. Report on Form 10-Q for the Quarter Ended March 31, 2001

Exhibit No.	99:	(1)	Press Release dated January 29, 2001 (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000)
		(2)	Press Release dated February 21, 2001
		(3)	Press Release dated February 28, 2001
		(4)	Press Release dated March 23, 2001
		(5)	Press Release dated March 30, 2001
		(6)	Press Release dated May 3, 2001

19