Form 10-Q
period 2001-06-30
INTERPOOL INC
filed 2001-08-14
CIK 898777

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

Commission file number 1-11862

INTERPOOL, INC.
(Exact name of registrant as specified in the charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3467669 (I.R.S. Employer Identification Number)

211 College Road East, Princeton, New Jersey (Address of principal executive office)	08540 (Zip Code)

(609) 452-8900 (Registrant's telephone number including area code)

As of August 13, 2001, 27,421,452 shares of common stock, $.001 par value were outstanding.

Indicate by check |X|whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days    Yes |X| No __

INTERPOOL, INC. AND SUBSIDIARIES

INDEX

Page No.

Part I - Financial Information:

Introduction to Financial Statements	3

Condensed Consolidated Balance Sheets June 30, 2001 and December 31, 2000	4

Condensed Consolidated Statements of Income For the Three Months and Six Months ended June 30, 2001 and 2000	5

Condensed Consolidated Statements of Cash Flows For the Six Months ended June 30, 2001 and 2000	6

Condensed Consolidated Statements of Changes in Stockholders' Equity For the Year Ended December 31, 2000 and the Six Months ended June 30, 2001	7

Notes to Condensed Consolidated Financial Statements	8-14

Management's Discussion and Analysis of Financial Condition and Results of Operations	15-19

Part II - Other Information:

Item 6: Exhibits and Reports on Form 8-K Signatures Exhibits	20 21 22

PART I - FINANCIAL INFORMATION

INTERPOOL, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

           The condensed consolidated financial statements of Interpool, Inc. and Subsidiaries (the "Company") included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. These condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

                                                                                June 30,         December 31,
     ASSETS                                                                          2001              2000
                                                                                 Unaudited)

CASH AND SHORT-TERM INVESTMENTS                                                      $45,744          $156,155
MARKETABLE SECURITIES, at fair value                                                     144               136
ACCOUNTS AND NOTES RECEIVABLE, less allowance of $5,589 and
   $14,377 respectively                                                               54,564            67,915
ASSETS HELD FOR SALE                                                                   6,811           348,389
NET INVESTMENT IN DIRECT FINANCING LEASES                                            184,279           170,380
OTHER RECEIVABLES, net, including amounts from related parties of
   $13,433 and $13,433, respectively                                                  54,372            53,354
LEASING EQUIPMENT, net of accumulated depreciation and amortization of
   $299,994 and $287,107, respectively                                             1,307,937         1,263,989
OTHER INVESTMENT SECURITIES, at fair value                                            30,538            30,454
OTHER ASSETS                                                                          91,601           104,059
                                                                                  -----------       -----------
     TOTAL ASSETS                                                                 $1,775,990        $2,194,831
                                                                                  ===========       ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                $65,346          $126,854
INCOME  TAXES                                                                         34,040            29,848
DEFERRED INCOME                                                                          832               911
DEBT AND CAPITAL LEASE OBLIGATIONS
     Due within one year                                                              92,238           218,709
     Due after one year                                                            1,154,965         1,399,327
                                                                                  -----------       -----------
                                                                                   1,247,203         1,618,036
                                                                                  -----------       -----------
COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
   SECURITIES IN SUBSIDIARY GRANTOR TRUSTS (holding solely junior
   Subordinated Deferrable interest debentures of the Company) (75,000 shares
   9-7/8% Capital Securities outstanding, liquidation preference $75,000)             75,000            75,000

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES                                            1,495             1,951

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued          ---              ---
   Common stock, par value $.001 per share; 100,000,000 shares authorized,
      27,579,952 issued at June 30, 2001 and December 31, 2000                            28                28
   Additional paid-in capital                                                        124,184           124,184
   Treasury stock, at cost, 158,500 shares in 2001 and 2000                           (1,170)           (1,170)
   Retained earnings                                                                 239,414           217,955
   Accumulated other comprehensive income (loss), net of taxes                       (10,382)            1,234
                                                                                  -----------       -----------
   Total stockholders' equity                                                        352,074           342,231
                                                                                  -----------       -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $1,775,990        $2,194,831
                                                                                  ===========       ===========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

                                                                Three Months Ended          Six Months Ended
                                                                        June 30,                   June 30,
                                                                  2001          2000          2001         2000

REVENUES                                                          87,249       $66,093      $173,644     $127,245

COST AND EXPENSES:

   Lease operating and administrative expenses                    29,931        20,649        58,801       40,497

   Provision for doubtful accounts                                 2,573           858         3,740        1,720

   Market value adjustment for derivative instruments               (35)           ---           835          ---

   Depreciation and amortization of leasing equipment             19,784        16,262        40,587       31,714

   Other (income)/expense, net                                       330           348        (1,373)         711

   Interest expense, net                                          21,618        15,649        44,104       29,283
                                                                 --------      --------     ---------    ---------

                                                                  74,201        53,766       146,694      103,925
                                                                 --------      --------     ---------    ---------
  Income before provision for income taxes, cumulative            13,048        12,327        26,950       23,320
       effect of change in accounting principle and
       extraordinary gain

PROVISION FOR INCOME TAXES                                         1,625         1,950         4,525        3,900
                                                                 --------      --------     ---------    ---------
   Income before cumulative effect of change in accounting
       principle and extraordinary gain                           11,423        10,377        22,425       19,420

   Cumulative effect of change in accounting principle, net of
       applicable taxes of $44 and $440                              ---           ---           833          660

   Extraordinary gain on debt retirement, net of applicable
       taxes of $172 and $560                                        257           ---           257          840
                                                                 --------      --------     ---------    ---------
NET INCOME                                                       $11,680       $10,377       $23,515      $20,920
                                                                 ========      ========     =========    =========
INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE AND EXTRAORDINARY GAIN:

       Basic                                                       $0.42         $0.38         $0.82        $0.71
                                                                 ========      ========     =========    =========
       Diluted                                                     $0.40         $0.38         $0.78        $0.71
                                                                 ========      ========     =========    =========
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:

       Basic                                                         NA            NA         $0.03        $0.02
                                                                 ========      ========     =========    =========
       Diluted                                                       NA            NA         $0.03        $0.02
                                                                 ========      ========     =========    =========
EXTRAORDINARY GAIN:

       Basic                                                       $0.01            NA         $0.01        $0.03
                                                                 ========      ========     =========    =========
       Diluted                                                     $0.01            NA         $0.01        $0.03
                                                                 ========      ========     =========    =========
Net income per share:

       Basic                                                       $0.43         $0.38         $0.86        $0.76
                                                                 ========      ========     =========    =========
       Diluted                                                     $0.41         $0.38         $0.82        $0.76
                                                                 ========      ========     =========    =========
WEIGHTED AVERAGE SHARES OUTSTANDING (in  thousands):
       Basic                                                      27,421        27,421
                                                                 ========      =======

       Diluted                                                    28,750        27,421
                                                                 ========      =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                                            Six Months Ended
                                                                                                   June 30,
                                                                                              2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                   $23,515      $20,920
Adjustments to reconcile net income to net cash provided by operating activities --
   Depreciation and amortization                                                              42,116       33,080
   (Gain) loss on sale of leasing equipment                                                     (140)         978
   Gain on sale of assets held for sale                                                       (1,774)         ---
   Collections on net investment in direct financing leases                                   36,402       39,211
   Income recognized on direct financing leases                                              (11,009)     (10,682)
   Provision for uncollectible accounts                                                        3,740        1,720
   Gain on retirement of debt                                                                   (257)        (840)
   Cumulative effect of change in accounting principle                                          (833)        (660)
   Changes in assets and liabilities -
     Accounts and notes receivable                                                            12,402       (4,648)
     Other receivables                                                                        (1,018)      (1,918)
     Other assets and non-cash transactions                                                   (1,642)     (10,567)
     Accounts payable and accrued expenses                                                   (21,060)      (3,685)
     Income taxes payable                                                                      6,761        2,140
     Deferred income                                                                             (79)         (16)
     Minority interest in equity of subsidiaries                                                (456)         476
                                                                                            ---------     --------
        Net cash provided by operating activities                                             86,668       72,879
                                                                                            ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment                                                             (84,121)    (153,767)
Proceeds from dispositions of leasing equipment                                               18,888        5,636
Proceeds from disposition of assets held for sale                                            292,294          ---
Investment in direct financing leases                                                        (43,759)     (34,392)
Changes in marketable securities and other investing activities                                  (39)          88
Change in accrued equipment purchases                                                        (54,904)         502
                                                                                            ---------     --------
        Net cash provided by (used for) investing activities                                 128,359     (181,933)
                                                                                            ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                                       6,303       23,032
Payment of long-term debt and capital lease obligations                                     (186,319)     (71,008)
Borrowings of revolving credit lines                                                          39,559      174,855
Repayment of revolving credit lines                                                         (182,925)    (141,139)
Dividends paid                                                                                (2,056)      (2,057)
                                                                                            ---------     --------
        Net cash used for financing activities                                              (325,438)     (16,317)
                                                                                            ---------     --------
        Net decrease in cash and short-term investments                                     (110,411)    (125,371)
CASH AND SHORT-TERM INVESTMENTS, beginning of period                                         156,155      207,388
                                                                                            ---------     --------
CASH AND SHORT-TERM INVESTMENTS, end of period                                               $45,744      $82,017
                                                                                            =========     ========
Supplemental schedule of non-cash financing activities:
        Assumption of debt by purchaser in connection with Assets Held for Sale              $52,552          ---
                                                                                            =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE SIX MONTHS ENDED JUNE 30, 2001
(dollars and shares in thousands) (unaudited)

                                                                                                    Accum.
                               Preferred Stock    Common Stock                                      Other
                                                                  Additional                         Comp.    Comp.
                                          Par             Par      Paid-in    Treasury    Retained   Income   Income
                               Shares    Value   Shares  Value     Capital     Stock      Earnings   (Loss)   (Loss)

BALANCE, December 31, 1999      ---     $---    27,580    $28    $124,184   $(1,170)    $177,612    $713

Net income                      ---      ---      ---     ---         ---        ---      44,456     ---    $44,456

Other comprehensive income      ---      ---      ---     ---         ---        ---         ---     521        521

Comprehensive income            ---      ---      ---     ---         ---        ---         ---     ---    $44,977
                                                                                                            =======
Cash dividends declared:

     Common stock, $0.15 per
          Share                 ---      ---      ---     ---         ---        ---     (4,113)     ---
                               ------  -----     -----   -----      -----      -----     -------    ------

BALANCE, December 31, 2000      ---      ---   27,580      28     124,184    (1,170)     217,955   1,234

Net income                      ---      ---      ---     ---         ---        ---      23,515     ---    $23,515

Adoption of FAS 133 -
     Cumulative effect through
     December 31, 2000          ---      ---      ---     ---         ---        ---         ---  (7,411)    (7,411)

Other comprehensive loss        ---      ---      ---     ---         ---        ---         ---  (4,205)    (4,205)
                                                                                                            ========
Comprehensive loss              ---      ---      ---     ---         ---        ---         ---     ---    $11,899
                                                                                                            ========
Cash dividends declared:

     Common stock, $0.15 per
     Share                      ---      ---      ---     ---         ---        ---     (2,056)     ---
                               ------  -----     -----   -----      -----      -----     -------    ------

BALANCE, June 30, 2001          ---     $---   27,580    $28     $124,184   $(1,170)    $239,414 $(10,382)
                               ======  =====   ======    =====   ========   ========    ======== =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (dollars in thousands, except per share amounts)
(Unaudited)

Note 1-- Nature of operations and accounting policies:

A. Nature of operations:

           The Company and its subsidiaries conduct business principally in a single industry segment, the leasing of intermodal dry freight standard containers, chassis and other transportation related equipment. Within this single industry segment, the Company has three reportable segments: container leasing, domestic intermodal equipment and computer leasing equipment. The container-leasing segment specializes in the leasing of intermodal dry freight standard containers, while the domestic intermodal equipment segment specializes in the leasing of intermodal container chassis and other equipment namely freight rail cars and intermodal trailers. The computer leasing segment specializes in the leasing of microcomputers and other related equipment. The Company leases its containers principally to international container shipping lines located throughout the world. The customers for the Company's chassis are a large number of domestic companies, many of which are domestic subsidiaries or branches of international shipping lines. In the computer leasing business MicroTech Leasing Corporation specializes in leasing to venture capital backed and emerging growth companies. PCR Corporation focuses on the computer and audio/visual (AV) equipment needs of companies for trade shows, conferences, training classes, meeting and events. Equipment is purchased directly or acquired through conditional sales contracts and lease agreements, many of which qualify as capital leases.

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

C. Net income per share:

           Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period (which is net of treasury shares). Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options have been added to the weighted shares outstanding in the diluted earnings per share computation for the three and six months ended June 30, 2001. For the three and six months ended June 30, 2000, the effect of stock options is antidilutive, thus the common shares issuable has not been added to the weighted shares outstanding.

           A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                                              (in thousands)
                                                                 Three Months Ended          Six Months Ended
                                                                      June 30,                   June 30,
                                                                     2001          2001        2001         2000

       Average common shares outstanding                           27,421        27,421       27,421       27,421

       Common shares issuable (1)                                   1,329           ---        1,515          ---
                                                                   -------       -------     -------      --------
       Average common shares outstanding assuming dilution         28,750        27,421       28,936       27,421
                                                                   =======       =======     =======      ========

       (1) Issuable under stock option plans.

(dollars in thousands, except per share amounts)

D. Adoption of New Accounting Standard:

           In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. In June 2000, the FASB issued Statement 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. Statement 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

           As of December 31, 2000, the Company had entered into 13 interest rate swap agreements with various financial institutions. The aggregate notional balance of the swaps was $384.7 million as of December 31, 2000. These agreements are used by the Company to manage interest rate risks created by loans indexed to a floating rate index, primarily LIBOR, and contractually terminate at various dates between 2001 and 2007. Under previous generally accepted accounting principals (GAAP), the interest differential payable or receivable by the Company on its interest rate swaps is accrued by the Company as interest rates change, and is recognized by the Company over the life of the swap agreement. In contrast Statement 133 requires that changes in the fair value of the swap agreements which are designated as effective cash flow hedges, be reported as a component of other comprehensive income and changes in the fair value of the swap agreements that do not qualify for hedge accounting to be reported in earnings. The Company has determined that of the 13 interest rate swap agreements held, 10 qualify under Statement 133 as effective cash flow hedges with no ineffectiveness, while the remaining 3 interest rate swap agreements intended as cash flow hedges do not quality for hedge accounting treatment. The adoption of Statement 133 on January 1, 2001 increased liabilities by approximately $9,012, with offsetting amounts recorded as decreases to deferred tax liabilities of $2,435 and accumulated other comprehensive income of $7,411 and an increase to earnings (net of tax) of $833.

(dollars in thousands, except per share amounts)

E. Comprehensive income:

          The tax effect of comprehensive income is as follows:

                                                                      Before-Tax       Tax       Net of Tax
                                                                        Amount        Effect        Amount
Six Months Ended June 30, 2001

Unrealized holding losses arising during the period:
   Marketable securities                                                 $(46)         $16           $(30)
   Other investment securities                                           (658)          33           (625)
   Swap agreements                                                     (4,252)         702         (3,550)
Unrealized loss on marketable securities, other investment
                                                                      --------       -----        --------
   securities and swap agreements                                     $(4,956)        $751        $(4,205)
                                                                      ========       =====        ========
Six Months Ended June 30, 2000

Unrealized holding gains (losses) arising during the period:
   Marketable securities                                                 $(38)         $13           $(25)
   Other investment securities                                            638          (31)           607
                                                                      --------       -----        --------
Unrealized gain on marketable and other investment securities            $600         $(18)          $582
                                                                      ========       ======       ========

F. Prospective accounting pronouncements:

           On June 29, 2001, the Financial Accounting Standards Board approved its proposed Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

           Under Statement 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests (pooling) method is prohibited. The provisions of the statement will apply to all business combinations initiated after June 30, 2001.

           Statement 142 will apply to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. The statement will supersede Accounting Principals Board, or APB, Opinion No. 17, "Intangible Assets," and will carry forward provisions in APB Opinion No 17 related to internally developed intangible assets. Adoption of Statement 142 will result in ceasing amortization of goodwill. All of the provisions of the statement should be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.

           The Company does not expect the adoption of these standards to have a material effect on our consolidated financial statements.

Note 2 -- Cash flow information:

           For the six months ended June 30, 2001 and 2000 cash paid for interest was approximately $54,417 and $36,542, respectively. Cash paid for income taxes was approximately $1,366 and $850, respectively.

Note 3 -- Leasing Activities:

          As lessor:

           During the three months ended June 30, 2001, the Company initiated a bankruptcy claim against a customer and sought for the collection of receivables and the recovery of equipment values through its insurance policies. The total net book value of equipment leased to this customer as of June 30, 2001 is approximately $29,415. The receivables as of June 30, 2001 are approximately $7,649 of which $6,727 is covered by insurance, with the balance reserved for in the allowance for doubtful accounts. As a result of the above, the Company has demanded the return of equipment on approximately $8,482 of direct finance leases and reclassified the equipment value supporting these direct finance leases to operating leasing equipment.

           At this time, the Company has estimated no impairment upon the liquidation and/or re-lease of these assets after considering anticipated insurance proceeds. The overall recovery of the asset values has been evaluated taking into consideration the equipment book value, the cost to recover and re-lease the equipment, and the total outstanding receivables, as well as the likelihood to collect through the recovery and sale of the equipment or the stipulated equipment values within the insurance policy. The Company has continued to record revenue from these leases in the three months ended June 30, 2001, as lease payments due during this period are covered by the insurance policies.

           The Company will continue to assess the overall recovery of the asset values and adjust the assumptions used in evaluating the total insurance claim. As additional information becomes available, reserves for the impairment of the asset values may be necessary based upon changes in economic conditions and the assumptions used in evaluating the total insurance claim.

Allowance for doubtful accounts -

The following summarizes the activity in the allowance for doubtful accounts:

                                                                       2001
                                                                       -----
               Balance beginning of year                              $14,377
                  Provision charged to expense                           3,740
                  Write-offs, net of recoveries                        (12,528)
               Balance, June 30, 2001                                   $5,589

           During the three months ended June 30, 2001, Microtech (a subsidiary of the Company) experienced an increase in bad debt expense due to its concentration with the technology industry.

Note 4 -- Segment and geographic data:

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

Segment Information:

                                                                      Domestic
                                                         Container    Intermodal    Computer
                 Six Months ended 2001:                  Leasing      Equipment     Leasing      Totals

 Revenues from external customers                         $54,728       $99,393      $19,523      $173,644
 Lease operating and administrative expenses                6,881        39,943       16,552        63,376
 Depreciation and amortization                             17,619        19,114        3,854        40,587
 Other income/(expense), net                                (393)         1,880        (114)         1,373
 Interest income                                            2,779         2,473          ---         5,252
 Interest expense                                          15,035        33,284        1,037        49,356
 Income (loss) before taxes and extraordinary item         17,579        11,405      (2,034)        26,950
 Net investment in DFL's                                  137,224        34,681       12,374       184,279
 Leasing equipment, net                                   529,719       771,857        6,361     1,307,937
 Equipment purchases                                       95,276        28,932        3,672       127,880
 Total segment assets                                     729,053    $1,019,456      $27,481    $1,775,990

                                         (dollars in thousands, except per share amounts)

                                                                        Domestic
                                                           Container    Intermodal    Computer
      Six Months ended 2000:                               Leasing      Equipment     Leasing      Totals

      Revenues from external customers                      $49,222       $55,565      $22,458     $127,245
      Lease operating and administrative expenses             6,782        19,955       15,480       42,217
      Depreciation and amortization                          14,491        13,486        3,737       31,714
      Other income/(expense), net                             (656)           111        (166)        (711)
      Interest income                                         2,869         4,907          ---        7,776
      Interest expense                                       14,737        21,007        1,315       37,059
      Income before taxes and extraordinary item             15,425         6,135        1,760       23,320
      Net investment in DFL's                               122,842        34,098       22,955      179,895
      Leasing equipment, net                                458,723       512,921        9,991      981,635
      Equipment purchases                                    97,651        71,667       18,841      188,159
      Total segment assets                                 $671,005      $740,104      $42,654   $1,453,763

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

Geographic Information:

                                          2001          2000
                                          ----          -----
             REVENUES:
             United States            $118,951       $78,046
             International              54,693        49,199
                                      $173,644      $127,245
             ASSETS:
             United States          $1,046,937      $782,758
             International             729,053       671,005
                                    $1,775,990    $1,453,763

Note 5 -- Other contingencies and commitments:

           At June 30, 2001 the Company had outstanding purchase commitments for equipment of approximately $55,000.

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

Note 6-- Lease securitization program:

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

           The Company classified the Retained Interest as an available for sale security which is included in "Other Investment Securities" in the accompanying consolidated balance sheets. Accordingly, the Retained Interest is accounted for at fair value, with any changes in fair value over its allocated historical book value recorded as a component of other comprehensive income, net of tax, in the statement of changes in shareholders' equity. As of June 30, 2001, the Company estimated the fair market value of Retained Interest was $30,538 using a discounted cash flow model assuming expected credit losses of 1.5% and a discount rate of 12.6%. During the six months ended June 30, 2001 and 2000, the Company recorded interest income on the Retained Interest totaling $1,942 and $1,985 which is included in revenues in the accompanying consolidated statements of income. During the three months ended June 30, 2001 and 2000, the Company recorded interest income on the Retained Interest totaling $964 and $972 which is included in revenues in the accompanying consolidated statements of income.

           Interpool Limited, a subsidiary of the Company (the "Servicer"), acts as servicer for the Assets. Pursuant to the terms of the servicing agreement, the Servicer is paid a fee of 0.40% of the assets under management. The Company's management has determined that the servicing fee paid approximates the fair value for services provided, as such, no servicing asset or liability has been recorded. For the six months ended June 30, 2001 and 2000, the Company received servicing fees totaling $219 and $336 which are included in revenues in the accompanying consolidated statements of income. For the three months ended June 30, 2001 and 2000, the Company received servicing fees totaling $101 and $160 which are included in revenues in the accompanying consolidated statements of income. For the six months ended June 30, 2001 and 2000, cash flows received (paid) on the Retained Interest were $1,200 and $(1,341), respectively.

           At June 30, 2001, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

                                                                Securitized Lease
                                                                   Receivables
                                                                 ---------------

         Carrying amount/fair value of retained interests           $30,538
         Weighted-average life (in years)                               1.7
         Expected credit losses (annual rate)                           1.5%
         Impact on fair value of 10% adverse change                    $378
         Impact on fair value of 20% adverse change                    $756
         Residual cash flows discount rate (annual)                    12.6%
         Impact on fair value of 10% adverse change                    $499
         Impact on fair value of 20% adverse change                    $970

Note 7 -- Acquisition of North American Intermodal Division of Transamerica Leasing, Inc.:

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

           In the acquisition, the Company acquired approximately 70,000 chassis, 23,000 rail trailers and 18,000 domestic containers. The acquisition was effective October 1, 2000 in a transaction accounted for under the purchase method of accounting, accordingly the acquired assets and liabilities have been recorded at the estimated fair values at the date of acquisition. In January 2001, the Company and TIP Intermodal Services (TIP), a GE Capital Company, announced the signing of a definitive agreement for the sale of 50,000 rail trailers and domestic containers by the Company to TIP, including all of the rail trailers and domestic containers the Company acquired from TA in October 2000. The Company established a basis in the assets acquired from TA to be sold to TIP equal to (i) TA's historical net book value of the assets ($273,572), (ii) the expected gain to be realized from the sale to TIP ($5,614), (iii) the estimated cash collections (net of cash disbursements) resulting from the operations of these assets from October 1, 2000 through the estimated date of disposition of March 31, 2001 ($7,296) and (iv) the incremental amount of interest expense from October 1, 2000 through March 31, 2001 associated with the acquisition of these assets ($18,828). The excess of the purchase price paid over the book value of the assets and liabilities acquired (after establishing the basis associated with the assets held for sale) in an amount approximating $66,500 has been allocated to the chassis acquired from TA and is being amortized over the remaining depreciable life of those chassis.

Note 8 -- Assets Held for Sale:

           In March 2001, the Company and TIP completed the sale of 50,000 rail trailers and domestic containers by the Company to TIP, including all 41,000 rail trailers and domestic containers the Company acquired from TA in October 2000. The assets held for sale as of December 31, 2000 include $279,186 related to the units acquired from TA, $5,871 of accounts receivable and $63,332 of assets previously owned by the Company. The Company recorded a gain of $1,774 upon the consummation of this sale, which represents the premium paid for the units previously owned by the Company over their net book value. The assets held for sale as of June 30, 2001 include $5,927 of assets previously owned by the Company which have not yet been assumed by TIP and $884 related to units which TIP has requested delayed delivery.

           A portion of the proceeds from the sale were used to pay down a secured financing facility by $175,000 and an additional $100,100 of cash was placed in escrow in anticipation of an amendment of the facility allowing the borrowing in this facility to remain outstanding. In May 2001, the Company finalized the amendment of the facility and paid down the secured financing facility by $24,844 from funds held in escrow. Additionally, all remaining escrow funds were released to the Company upon finalization of the amendment. At June 30, 2001, $99,156 of this facility was outstanding with an interest rate of 5.75%.

Note 9 -- Derivative instruments:

           The Company's assets are primarily fixed rate in nature while its debt instruments are primarily floating rate. The Company employs derivative financial instruments (interest rate swap agreements) to effectively convert certain floating rate debt instruments into fixed rate instruments and thereby manage its exposure to fluctuations in interest rates.

           The unrealized pre-tax losses on cash flow hedges as of June 30, 2001 of $4,252 have been reported in the Company's condensed consolidated balance sheet as a component of accumulated other comprehensive income (loss), net of related deferred income taxes of $702.

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

           Pre-tax losses for the six months ended June 30, 2001 resulting from the change in fair value of interest rate swap agreements held which do not quality as cash flow hedges under Statement 133 of $835 have been recorded on the condensed consolidated statements of income as market value adjustment for derivative instruments. Interest rate swap agreements which qualify as cash flow hedges, are perfectly correlated and therefore no ineffectiveness relating to these instruments is recorded in the condensed consolidated statements of income.

MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

           The Company generates revenues through leasing transportation equipment, primarily intermodal dry freight standard containers and container chassis. Most of the Company's revenues are derived from payments under operating leases and income earned under finance leases, under which the lessee has the right to purchase the equipment at the end of the lease term. For the six months ended June 30, 2001 and 2000 revenues from direct financing leases were $11.0 million (6% of leasing revenues) and $10.7 million (8% of leasing revenues), respectively. For the three months ended June 30, 2001 and 2000 revenues from direct financing leases were $5.6 million (6% of leasing revenues) and $4.8 million (7% of leasing revenues), respectively.

Three Months Ended June 30, 2001 compared to Three Months Ended June 30, 2000

Revenues

           The Company's revenues increased to $87.2 million for the three months ended June 30, 2001, from $66.1 million in the three months ended June 30, 2000, an increase of $21.1 million or 32%. The increase was primarily attributable to the Company's October 2000 acquisition of the North American Intermodal division of Transamerica Leasing Inc. (TA) which resulted in $19.7 million of additional leasing revenues, increased operating lease revenues of $2.7 million primarily generated by an expanded container and chassis fleet, and increased finance lease revenues of $1.0 million, partially offset by reduced revenues of $2.2 million generated by the computer leasing segment. Utilization rates of the container and chassis operating lease fleet at June 30, 2001 were 97% and 94%, respectively, and at June 30, 2000 were 99% and 97%, respectively.

Lease Operating and Administrative Expenses

           The Company's lease operating and administrative expenses increased to $32.5 million for the three months ended June 30, 2001 from $21.5 million in the three months ended June 30, 2000, an increase of $11.0 million. The increase was primarily due to the Company's October 2000 acquisition of assets from TA which resulted in $7.3 million of additional lease operating and administrative expenses, as well as higher operating and administrative expenses resulting from expanded operations generating increased equipment rental, commissions, maintenance and repairs and salary expense, partially offset by reduced consulting and legal expenses.

Provision for Doubtful Accounts

           The Company's provision for doubtful accounts increased to $2.6 million for the three months ended June 30, 2001 from $.9 million for the three months ended June 20, 2000, an increase of $1.7 million. The increase was primarily due to $1.5 million of additional bad debt reserves provided by MicroTech (a subsidiary within the computer leasing segment) due to its concentration within the technology industry, as well as $.2 million of additional bad debt reserves as a result of the October 2000 acquisition of assets from TA.

Depreciation and Amortization of Leasing Equipment

          The Company’s depreciation and amortization expenses increased to $19.8 million for the three months ended June 30, 2001 from $16.3 million for the three months ended June 30, 2000, an increase of $3.5 million. The increase was primarily a result of the October 2000 acquisition of assets from TA, partially offset by reduced depreciation expense of $1.3 million as a result of the sale of the rail trailers and domestic containers to TIP in March 2001 as detailed in Note 8 to the condensed consolidated financial statements.

Other (Income)/Expense, Net

          The change in other (income)/expense, net was due to a reduction in the Company’s net loss on the sale of leasing equipment of $.5 million during the three months ended June 30, 2001, partially offset by a decrease in the Company’s income from unconsolidated subsidiaries of $.5 million during the three months ended June 30, 2001.

Interest Expense, Net

          The Company’s net interest expense increased to $21.6 million in the three months ended June 30, 2001 from $15.6 million in the three months ended June 30, 2000, an increase of $6.0 million. The increase in net interest expense was due to increased interest expense of $5.2 million, as well as decreased investment income of $.8 million. The increase in interest expense was primarily due to increased borrowings to acquire assets from TA and fund capital expenditures, resulting in incremental interest expense of $4.9 million, as well as increased borrowing costs resulting in incremental interest expense of $.3 million.

Provision for Income Taxes

          The Company’s provision for income taxes decreased to $1.6 million from $2.0 million primarily due to higher taxable income, partially offset by a lower effective tax rate resulting from greater income contribution from the international container leasing division.

Income Before Cumulative Effect of Change in Accounting Principle and Extraordinary Gain

          As a result of the factors described above, the Company’s net income before cumulative effect of change in accounting principle and extraordinary gain was $11.4 million in the three months ended June 30, 2001 versus net income of $10.4 million in the three months ended June 30, 2000.

Extraordinary Gain

The Company recorded an extraordinary gain on the retirement of debt of $.3 million in the three months ended June 30, 2001.

Net Income

          As a result of the factors described above, the Company’s net income increased to $11.7 million in the three months ended June 30, 2001 from $10.4 million in the three months ended June 30, 2000.

Six Months Ended June 30, 2001 compared to Six Months Ended June 30, 2000

Revenues

          The Company’s revenues increased to $173.6 million for the six months ended June 30, 2001, from $127.2 million in the six months ended June 30, 2000, an increase of $46.4 million or 36%. The increase was primarily attributable to the Company’s October 2000 acquisition of the North American Intermodal division of Transamerica Leasing Inc. (TA) which resulted in $39.2 million of additional leasing revenues, increased operating lease revenues of $6.7 million primarily generated by an expanded container and chassis fleet, and increased finance lease revenues of $1.4 million, partially offset by reduced revenues of $2.9 million gsnerated by the computer leasing segment. Utilization rates of the container and chassis operating lease fleet at June 30, 2001 were 97% and 94%, respectively, and at June 30, 2000 were 99% and 97%, respectively.

Lease Operating and Administrative Expenses

          The Company’s lease operating and administrative expenses increased to $62.5 million for the six months ended June 30, 2001 from $42.2 million in the six months ended June 30, 2000, an increase of $20.3 million. The increase was primarily due to the Company’s October 2000 acquisition of assets from TA which resulted in $13.7 million of additional lease operating and administrative expenses, as well as higher operating and administrative expenses resulting from expanded operations generating increased equipment rental, commissions, maintenance and repairs and salary expense, partially offset by reduced consulting and legal expenses.

Provision for Doubtful Accounts

          The Company’s provision for doubtful accounts increased to $3.7 million for the six months ended June 30, 2001 from $1.7 million for the six months ended June 20, 2000, an increase of $2.0 million. The increase was primarily due to $1.7 million of additional bad debt reserves provided by MicroTech (a subsidiary within the computer leasing segment) due to its concentration within the technology industry, as well as $.3 million of additional bad debt reserves as a result of the October 2000 acquisition of assets from TA.

Depreciation and Amortization of Leasing Equipment

          The Company’s depreciation and amortization expenses increased to $40.6 million for the six months ended June 30, 2001 from $31.7 million for the six months ended June 30, 2000, an increase of $8.9 million. The increase was primarily a result of the October 2000 acquisition of assets from TA, partially offset by reduced depreciation expense of $1.3 million as a result of the sale of the rail trailers and domestic containers to TIP in March 2001 as detailed in Note 8 to the condensed consolidated financial statements.

Other (Income)/Expense, Net

          The change in other (income)/expense, net of $2.1 million was primarily due to a gain of $1.8 million on the sale of the rail trailers and domestic containers previously owned by the Company to TIP Intermodal Services (TIP), a GE Capital Company. These rail trailers and domestic containers were not acquired from TA as part of the October 2000 acquisition. Additionally, exclusive of the sale of the above-mentioned rail trailers and domestic containers to TIP, the Company’s net loss on the sale of leasing equipment decreased $1.1 million during the six months ended June 30, 2001, partially offset by a decrease in the Company’s income from unconsolidated subsidiaries of $.8 million during the six months ended June 30, 2001.

Interest Expense, Net

          The Company’s net interest expense increased to $44.1 million in the six months ended June 30, 2001 from $29.3 million in the six months ended June 30, 2000, an increase of $14.8 million. The increase in net interest expense was due to increased interest expense of $12.3 million, as well as decreased investment income of $2.5 million. The increase in interest expense was primarily due to increased borrowings to acquire assets from TA and fund capital expenditures, resulting in incremental interest expense of $11.2 million, as well as increased borrowing costs resulting in incremental interest expense of $1.1 million.

Provision for Income Taxes

          The Company’s provision for income taxes increased to $4.5 million from $3.9 million primarily due to higher taxable income, as well as a higher effective tax rate resulting from greater income contribution from the domectic intermodal division.

Income Before Cumulative Effect of Change in Accounting Principle and Extraordinary Gain

          As a result of the factors described above, the Company’s net income before cumulative effect of change in accounting principle and extraordinary gain was $22.4 million in the six months ended June 30, 2001 versus net income of $19.4 million in the six months ended June 30, 2000.

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

Extraordinary Gain

          The Company recorded an extraordinary gain on the retirement of debt of $.3 million in the three months ended June 30, 2001.

          The Company recorded an extraordinary gain on the retirement of debt of $.8 million in the three months ended March 31, 2000.

Net Income

          As a result of the factors described above, the Company’s net income increased to $23.5 million in the six months ended June 30, 2001 from $20.9 million in the six months ended June 30, 2000.

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

           The Company generated cash flow from operations of $86.7 million and $72.9 million in the first six months of 2001 and 2000, respectively, and net cash used for financing activities was $325.4 million and $16.3 million for the first six months of 2001 and 2000, respectively. The Company has purchased the following amounts of equipment: $127.9 million for the six months ended June 30, 2001 and $188.2 million for the six months ended June 30, 2000. The decrease was partially due to weaker economic conditions.

           In March 1999, the Company established a container securitization facility of $250.0 million. This program provides the Company with a lower cost of capital for its finance lease business and access to an additional source of funding. Included in other investment securities at June 30, 2001, is approximately $30.5 million of retained interests in the securitized lease receivables. At June 30, 2001, $71.7 million of the container securitization facility was utilized.

          In October 2000, the Company established a secured financing facility in the amount of $300.0 million of which $100.0 million is due on October 23, 2001. The remaining $200.0 million is payable in quarterly installments of $.5 million beginning January 31, 2001, with a balloon payment of $196.5 million due on October 24, 2002. As mentioned in Note 8 to the condensed consolidated financial statements, a portion of the proceeds from the sale to TIP were used to pay down the secured financing facility. At June 30, 2001, $99.2 million of this facility was outstanding with an interest rate of 5.75%.

           In July 2000, the Company established a chassis securitization facility of $280.0 million. In October 2000, this chassis securitization facility was increased to $300.0 million. At June 30, 2001, $267.6 million of this facility was outstanding. This facility provides the Company an additional source of funding and is accounted for as on-balance sheet secured debt financing.

          The Company has a $215.0 million revolving credit facility with a group of commercial banks; on June 30, 2001, $155.0 million was outstanding, with an interest rate of 5.09%. In July 2000, this facility was renewed and amended with the term extended to July 31, 2005. The credit limit remains at $215.0 million through July 31, 2003; thereafter the credit limit declines to $193.5 million through July 31, 2004 and $172.0 million through July 21, 2005. In addition, as of June 30, 2001, the Company had available lines of credit of $78.0 million under various facilities, under which $43.1 million was outstanding. Interest rates under these facilities ranged from 5.1% to 6.3%. Subsequent to June 30, 2001 the Company has continued to incur and repay debt obligations in connection with financing its equipment leasing activities.

          In March 2001, the Company and TIP completed the sale of 50,000 rail trailers and domestic containers by the Company to TIP, including all 41,000 rail trailers and domestic containers the Company acquired from TA in October 2000.

          During the three months ended June 30, 2001, the Company initiated a bankruptcy claim against a customer and sought for the collection of receivables and the recovery of equipment values through its insurance policies. The total net book value of equipment as of June 30, 2001 is approximately $29.4 million. The receivables as of June 30, 2001 are approximately $7.6 million of which $6.7 million is covered by insurance, with the balance reserved for in the allowance for doubtful accounts. As a result of the above, the Company has demanded the return of equipment on approximately $8.5 million of direct finance leases and reclassified the equipment value supporting these direct finance leases to operating leasing equipment.

           At this time, the Company has estimated no impairment upon the liquidation and/or re-lease of these assets after considering anticipated insurance proceeds. The overall recovery of the asset values has been evaluated taking into consideration the equipment book value, the cost to recover and re-lease the equipment, the total outstanding receivables, as well as the likelihood to collect through the recovery and sale of the equipment or the stipulated equipment values within the insurance policy. The Company has continued to record revenue from these leases in the three months ended June 30, 2001, as lease payments during this period are covered by the insurance policies. There can be no assurance that the Company will be able to re-lease recovered equipment for comparable rates or terms.

           The Company will continue to assess the overall recovery of the asset values and adjust the assumptions used in evaluating the total insurance claim. As additional information becomes available, reserves for the impairment of the asset values maybe necessary based upon changes in economic conditions and the assumptions used in evaluating the total insurance claim.

          On August 3, 2001, the Company filed a registration statement with the Securities and Exchange Commission for a proposed offering of 5,500,000 shares of common stock. The Company expects to use the net proceeds of the offering for general corporate purposes, including repayment of outstanding debt. This registration statement has not yet become effective. The securities may not be sold, nor may offers to buy be accepted, prior to the time the registration statement becomes effective.

          As of June 30, 2001, commitments for capital expenditures totaled approximately $55.0 million. The Company believes that cash on hand, cash flow from operations, borrowings under credit facilities and the net proceeds of the issuance of debt and equity securities in appropriate markets will be sufficient to meet the working capital needs of the Company’s business and capital expenditures for the next twelve months. In addition, the Company expects to rely in substantial part on long-term financing for any purchase of equipment or strategic acquisitions to expand its business in the future. The Company cannot assure that additional long-term financing will be available for these purposes on acceptable terms or at all. In addition, from time to time, the Company explores new sources of capital both at the parent and subsidiary levels.

          During 1999, the Company authorized the repurchase up to 1,000,000 shares of its common stock. A total of 158,500 shares were purchased by the Company during the fourth quarter of 1999, for an aggregate purchase price of $1.17 million.

           On June 29, 2001, the Financial Accounting Standards Board approved its proposed Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

          Under Statement 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests (pooling) method is prohibited. The provisions of the statement will apply to all business combinations initiated after June 30, 2001.

          Statement 142 will apply to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. The statement will supersede Accounting Principals Board, or APB, Opinion No. 17, “Intangible Assets,” and will carry forward provisions in APB Opinion No 17 related to internally developed intangible assets. Adoption of Statement 142 will result in ceasing amortization of goodwill. All of the provisions of the statement should be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized.

          The Company does not expect the adoption of these standards to have a material effect on our consolidated financial statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None.

Item

2. Changes in Securities

          None.

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          On May 15, 2001, the Stockholders voted for the re-election of Raoul J. Witteveen, Mitchell I. Gordon and Clifton H.W. Maloney to serve as Class II directors for a three year term and for the ratification of the appointment of Arthur Andersen LLP as the Company’s independent accountants for the 2001 fiscal year.

Item 5. Other Information

          None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 99:	(1) (2) (3) (4)	Press Release dated May 3, 2001 (incorporated by reference to the
Company's Form 10Q for the quarter ended March 31, 2001)
Press Release dated May 15, 2001
Press Release dated June 25, 2001
Press Release dated August 3, 2001

(b)	Reports on Form 8-K:

On April 3, 2001, the Company filed a report on Form 8-K, which is incorporated by reference to the Company’s Form 10Q for the quarter ended March 31, 2001.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2001	INTERPOOL, INC. \s\ Martin Tuchman Martin Tuchman Chief Executive Officer

Dated: August 14, 2001	\s\ William Geoghan William Geoghan Senior Vice President

INDEX TO EXHIBITS

Filed with Interpool, Inc.
Report on Form 10-Q for the Quarter Ended June 30, 2001

Exhibit No.

99:	(1) (2) (3) (4)	Press Release dated May 3, 2001 (incorporated by reference to the
Company's Form 10Q for the quarter ended March 31, 2001)
Press Release dated May 15, 2001
Press Release dated June 25, 2001
Press Release dated August 3, 2001