Form 10-Q
period 2001-09-30
INTERPOOL INC
filed 2001-11-14
CIK 898777

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

Commission file number 1-11862

INTERPOOL, INC.
(Exact name of registrant as specified in the charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3467669 (I.R.S. Employer Identification Number)

211 College Road East, Princeton, New Jersey (Address of principal executive office)	08540 (Zip Code)

(609) 452-8900
(Registrant’s telephone number including area code)

As of November 12, 2001, 27,421,452 shares of common stock, $.001 par value were outstanding.

Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days Yes [X] No [   ]

INTERPOOL, INC. AND SUBSIDIARIES INDEX

Page No.
Part I – Financial Information:

Introduction to Financial Statements	3

Condensed Consolidated Balance Sheets
September 30, 2001 and December 31, 2000	4

Condensed Consolidated Statements of Income
For the Three Months and Nine Months ended September 30, 2001 and 2000	5

Condensed Consolidated Statements of Cash Flows
For the Nine Months ended September 30, 2001 and 2000	6

Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Year Ended December 31, 2000 and the Nine Months ended September 30, 2001	7

Notes to Condensed Consolidated Financial Statements	8 – 15

Management’s Discussion and Analysis of
Financial Condition and Results of Operations	16 – 22

Part II – Other Information:

Item 6: Exhibits and Reports on Form 8-K	23

Signatures	24

Exhibits	25

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

INTERPOOL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share amounts)

ASSETS	September 30, 2001	December 31, 2000
	(Unaudited)
CASH AND SHORT-TERM INVESTMENTS	$ 49,088	$ 155,553
MARKETABLE SECURITIES, at fair value	130	136
ACCOUNTS AND NOTES RECEIVABLE, less allowance of $5,759 and
$14,271 respectively	60,967	63,470
ASSETS HELD FOR SALE	6,811	348,389
NET INVESTMENT IN DIRECT FINANCING LEASES	190,929	151,386
OTHER RECEIVABLES, net, including amounts from related parties of
$ - 0 - and $13,433, respectively	39,628	53,354
LEASING EQUIPMENT, net of accumulated depreciation and amortization of
$303,179 and $275,405, respectively	1,334,121	1,254,935
OTHER INVESTMENT SECURITIES, at fair value	24,594	30,454
OTHER ASSETS	80,803	99,111
ASSETS RELATED TO DISCONTINUED OPERATIONS	23,992	38,043

TOTAL ASSETS	$ 1,811,063	$ 2,194,831

LIABILITIES AND STOCKHOLDERS’ EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$ 80,391	$ 122,673
INCOME TAXES	33,024	29,967
DEFERRED INCOME	795	911
DEBT AND CAPITAL LEASE OBLIGATIONS
Due within one year	107,542	199,488
Due after one year	1,117,435	1,394,284

	1,224,977	1,593,772

LIABILITIES RELATED TO DISCONTINUED OPERATIONS	17,418	28,326

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
SECURITIES IN SUBSIDIARY GRANTOR TRUSTS (holding solely junior
Subordinated Deferrable interest debentures of the Company) (75,000 shares
9-7/8% Capital Securities outstanding, liquidation preference $75,000)	75,000	75,000

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES	26,907	1,951

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued	—	—
Common stock, par value $.001 per share; 100,000,000 shares authorized,
27,579,952 issued at September 30, 2001 and December 31, 2000	28	28
Additional paid-in capital	124,184	124,184
Treasury stock, at cost, 158,500 shares in 2001 and 2000	(1,170)	(1,170)
Retained earnings	247,160	217,955
Accumulated other comprehensive income (loss), net of taxes	(17,651)	1,234

Total stockholders’ equity	352,551	342,231

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,811,063	$ 2,194,831

The accompanying notes to consolidated financial statements are an integral part of these balance sheets. 4

INTERPOOL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
REVENUES	$74,945	$57,964	$229,066	$162,751
COST AND EXPENSES:
Lease operating and administrative expenses	21,107	12,447	66,198	37,471

Provision for doubtful accounts	497	515	1,852	1,752

Market value adjustment for derivative instruments	1,250	—	2,084	—

Depreciation and amortization of leasing equipment	18,792	14,997	55,525	42,974

Other (income)/expense, net	200	617	(1,031)	1,160

Interest expense, net	21,842	16,890	64,908	44,858

	63,688	45,466	189,536	128,215

Income from continuing operations before provision for income taxes, results from discontinued operations, cumulative effect
of change in accounting principle and extraordinary gain	11,257	12,498	39,530	34,536

PROVISION FOR INCOME TAXES	1,220	1,790	6,250	5,030

Income from continuing operations before results from
discontinued operations, cumulative effect of change in
accounting principle and extraordinary gain	10,037	10,708	33,280	29,506
(Loss) gain from discontinued operations, net of applicable
taxes of $125, $(340), $(380) and $320	(876)	372	(1,694)	994
Cumulative effect of change in accounting principle, net of
applicable taxes of $44 and $440	—	—	833	660
Extraordinary gain on debt retirement, net of applicable
taxes of $200, $372 and $560	301	—	558	840

NET INCOME	$9,462	$11,080	$32,977	$32,000

INCOME FROM CONTINUING OPERATIONS PER SHARE BEFORE RESULTS FROM
DISCOUNTINUED OPERATIONS, CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE AND EXTRAORDINARY GAIN:
Basic	$0.37	$0.39	$1.21	$1.08

Diluted	$0.34	$0.38	$1.15	$1.07

(LOSS) GAIN FROM DISCONTINUED OPERATIONS:
Basic	($0.03)	$0.01	($0.06)	$0.04

Diluted	($0.03)	$0.01	($0.06)	$0.04

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
Basic	NA	NA	$0.03	$0.02

Diluted	NA	NA	$0.03	$0.02

EXTRAORDINARY GAIN:
Basic	$0.01	NA	$0.02	$0.03

Diluted	$0.01	NA	$0.02	$0.03

NET INCOME PER SHARE:
Basic	$0.35	$0.40	$1.20	$1.17

Diluted	$0.32	$0.40	$1.14	$1.16

WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
Basic	27,421	27,421	27,421	27,421

Diluted	29,161	27,945	29,011	27,596

The accompanying notes to consolidated financial statements are an integral part of these statements. 5

INTERPOOL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,977	$32,000
Adjustments to reconcile net income to net cash provided by operating activities —
Loss (Gain) from discontinued operations, net of tax	1,694	(994)
Depreciation and amortization	58,890	45,273
Loss on sale of leasing equipment	72	1,520
Gain on sale of assets held for sale	(1,774)	—
Provision for uncollectible accounts	1,852	1,752
Gain on retirement of debt, net of tax	(558)	(840)
Cumulative effect of change in accounting principle, net of tax	(833)	(660)
Changes in assets and liabilities -
Accounts and notes receivable	(3,181)	(4,559)
Other receivables	293	(998)
Other assets	7,708	(4,403)
Accounts payable and accrued expenses	(17,196)	(8,242)
Income taxes payable	4,608	3,121
Deferred income	(116)	(31)
Minority interest in equity of subsidiaries	(1,370)	714

Net cash provided by operating activities	83,066	63,653

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment	(97,699)	(202,355)
Proceeds from dispositions of leasing equipment	31,815	45,949
Proceeds from disposition of assets held for sale	292,294	—
Investment in direct financing leases	(71,832)	(42,401)
Cash collections on direct financing leases, net of income recognized	29,078	30,770
Changes in marketable securities and other investing activities	(59)	90
Deposit related to pending acquisition	—	(5,000)
Change in accrued equipment purchases	(50,106)	32,017
Changes in assets and liabilities related to discontinued operations	1,449	(714)

Net cash provided by (used for) investing activities	134,940	(141,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	82,415	263,064
Payment of long-term debt and capital lease obligations	(214,975)	(81,251)
Borrowings of revolving credit lines	90,384	196,797
Repayment of revolving credit lines	(278,867)	(152,757)
Dividends paid	(3,428)	(3,085)

Net cash (used for) provided by financing activities	(324,471)	222,768

Net (decrease) increase in cash and short-term investments	(106,465)	144,777
CASH AND SHORT-TERM INVESTMENTS, beginning of period	155,553	206,764

CASH AND SHORT-TERM INVESTMENTS, end of period	$49,088	$351,541

Supplemental schedule of non-cash financing activities:
Assumption of debt by purchaser in connection with Assets Held for Sale	$52,552	—

Increase in minority interest in consolidated subsidiary from contribution of equipment	$26,326	—

The accompanying notes to condensed consolidated financial statements are an integral part of these statements. 6

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(dollars and shares in thousands)
(unaudited)

	Preferred Stock		Common Stock					Accum. Other
					Additional			Comp.	Comp.
		Par		Par	Paid-in	Treasury	Retained	Income	Income
	Shares	Value	Shares	Value	Capital	Stock	Earnings	(Loss)	(Loss)
BALANCE, December 31, 1999	—	$ —	27,580	$28	$124,184	$(1,170)	$177,612	$713

Net income	—	—	—	—	—	—	44,456	—	$44,456

Other comprehensive income	—	—	—	—	—	—	—	521	521

Comprehensive income	—	—	—	—	—	—	—	—	$44,977

Cash dividends declared:

Common stock, $0.15 per
Share	—	—	—	—	—	—	(4,113)	—

BALANCE, December 31, 2000	—	—	27,580	28	124,184	(1,170)	217,955	1,234

Net income	—	—	—	—	—	—	32,977	—	$32,977

Adoption of FAS 133 —
Cumulative effect through
December 31, 2000	—	—	—	—	—	—	—	(7,411)	(7,411)

Other comprehensive loss	—	—	—	—	—	—	—	(11,474)	(11,474)

Comprehensive income	—	—	—	—	—	—	—	—	$14,092

Cash dividends declared:

Common stock, $0.1375 per
Share	—	—	—	—	—	—	(3,772)	—

BALANCE , September 30, 2001	—	$ —	27,580	$28	$124,184	$(1,170)	$247,160	$(17,651)

The accompanying notes to consolidated financial statements are an integral part of these statements. 7

INTERPOOL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

Note 1 — Nature of operations and accounting policies:

A.  Nature of operations:

     The Company and its subsidiaries conduct business principally in a single industry segment, the leasing of intermodal dry freight standard containers, chassis and other transportation related equipment. Within this single industry segment, the Company has two reportable segments: container leasing and domestic intermodal equipment. The container-leasing segment specializes in the leasing of intermodal dry freight standard containers, while the domestic intermodal equipment segment specializes in the leasing of intermodal container chassis and other equipment namely freight rail cars. The Company leases its containers principally to international container shipping lines located throughout the world. The customers for the Company’s chassis are a large number of domestic companies, many of which are domestic subsidiaries or branches of international shipping lines. The Company had formerly operated in a third industry segment, computer equipment leasing. The Company operated in this segment through two majority owned subsidiaries, Microtech Leasing Corporation (Microtech) and Personal Computer Rentals (PCR). Microtech Leasing Corporation specializes in leasing microcomputers and related equipment to venture capital backed and emerging growth companies. PCR Corporation focuses on the computer and audio/visual (AV) equipment needs of companies for trade shows, conferences, training classes, meeting and events. During the third quarter of 2001, management, having the authority to do so, adopted a formal plan to exit this segment through the sale of PCR and liquidation of Microtech. Equipment is purchased directly or acquired through conditional sales contracts and lease agreements, many of which qualify as capital leases.

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

     A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Average common shares outstanding	27,421	27,421	27,421	27,421

Common shares issuable (1)	1,740	524	1,590	175

Average common shares outstanding assuming dilution	29,161	27,945	29,011	27,596

(1) Issuable under stock option plans.

8

(dollars in thousands, except per share amounts)

D.  Adoption of New Accounting Standard:

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133. In June 2000, the FASB issued Statement 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. Statement 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

     As of December 31, 2000, the Company had entered into 13 interest rate swap agreements with various financial institutions. The aggregate notional balance of the swaps was $389,500 million as of December 31, 2000. These agreements are used by the Company to manage interest rate risks created by loans indexed to a floating rate index, primarily LIBOR, and contractually terminate at various dates between 2001 and 2007. Under previous generally accepted accounting principals (GAAP), the interest differential payable or receivable by the Company on its interest rate swaps is accrued by the Company as interest rates change, and is recognized by the Company over the life of the swap agreement. In contrast Statement 133 requires that changes in the fair value of the swap agreements which are designated as effective cash flow hedges, be reported as a component of other comprehensive income and changes in the fair value of the swap agreements that do not qualify for hedge accounting to be reported in earnings. The Company has determined that of the 13 interest rate swap agreements held, 10 qualify under Statement 133 as effective cash flow hedges with no ineffectiveness, while the remaining 3 interest rate swap agreements intended as cash flow hedges do not quality for hedge accounting treatment. The adoption of Statement 133 on January 1, 2001 increased liabilities by approximately $9,012, with offsetting amounts recorded as decreases to deferred tax liabilities of $2,435 and accumulated other comprehensive income of $7,411 and an increase to earnings (net of tax) of $833.

(dollars in thousands, except per share amounts) E. Comprehensive income:

The tax effect of comprehensive income is as follows:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
Nine Months Ended September 30, 2001
Unrealized holding losses arising during the period:
Marketable securities	$ (100)	$ 35	$ (65)
Other investment securities	(658)	33	(625)
Swap agreements	(13,867)	3,083	(10,784)

Unrealized loss on marketable securities, other investment
securities and swap agreements	$(14,625)	$ 3,151	$(11,474)

Nine Months Ended September 30, 2000

Unrealized holding gains (losses) arising during the period:
Marketable securities	$ (22)	$ 8	$ (14)
Other investment securities	638	(31)	607

Unrealized gain on marketable and other investment securities	$ 616	$ (23)	$ 593

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

Note 2 — Discontinued Operations:

     During the three months ended September 30, 2001, the Company adopted a formal plan to dispose of PCR, a 51%-owned subsidiary, and to discontinue the operations of Microtech, a 75.5%-owned subsidiary, and liquidate its lease portfolio. Within the historical financial statements of the Company, PCR and Microtech comprised the computer-leasing segment and specialized in the leasing of microcomputers and related equipment.

     As a result of the decision made by the Company, PCR and Microtech have been classified as discontinued operations. Pursuant to Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” the accompanying unaudited Condensed Consolidated Financial Statements and notes thereto have been restated for all comparative periods presented to reflect the decision to discontinue the computer leasing segment. Accordingly, the assets and liabilities, results of operations and cash flows of PCR and Microtech have been accounted for as “Discontinued Operations” in the accompanying unaudited Condensed Consolidated Financial Statements.

(dollars in thousands, except per share amounts)

     On November 6, 2001, the Company announced that it has entered into an agreement to sell its 51% ownership stake of PCR to an investment group comprised of the management of PCR. Under the agreement, the Company will sell its share of PCR for approximately $3,200, which is approximately $800 above its net book value at September 30, 2001. The Company expects that this premium will be adequate to cover the anticipated operating losses of PCR until the closing of the transaction, which is expected in the fourth quarter of 2001. As payment for the transaction, the management of PCR will transfer its 24.5% ownership in Microtech valued at approximately $800 to the Company, thereby increasing the Company’s ownership in Microtech to 100%. The balance of the purchase price will be in the form of a note issued by PCR to the Company in the amount of approximately $2,400.

     The assets and liabilities of discontinued operations, presented in the accompanying unaudited Condensed Consolidated Balance Sheets are primarily comprised of Cash, Accounts Receivable, Net Investment in Direct Financing Leases, Leasing Equipment, Other Assets, Accounts Payable and Accrued Expenses and Debt Obligations.

Note 3 — Chassis Holdings I LLC:

     On July 1, 2001, the Company restructured its relationship with The Ivy Group and its principals to provide the Company with managerial control over 6,047 chassis previously leased by Trac Lease, Inc. (Trac Lease), a wholly owned subsidiary of the Company, from The Ivy Group. As a result of the restructuring, the partners of The Ivy Group contributed these 6,047 chassis and certain other assets and liabilities to a newly formed subsidiary, Chassis Holdings I LLC, in exchange for $26,000 face value of preferred membership units, and 10% of the common membership units, and Trac Lease contributed 902 chassis and $2,400 in cash to Chassis Holdings in exchange for $3,000 face value of preferred membership units and 90% of the common membership units. The preferred membership units are entitled to receive a preferred return prior to the receipt of any distributions by the holders of the common membership units. As the managing member of Chassis Holdings, Trac Lease exercises sole managerial control over the entity’s operations. Chassis Holdings leases all of its chassis to Trac Lease at a rental rate equal to the then current Trac Lease fleet average per diem. Chassis Holdings and the holders of the preferred membership units are party to a Put/Call Agreement which provides that the holders of perferred units may put such units to Chassis Holdings under certain circumstances and Chassis Holdings may redeem such units under certain circumstances. Chassis Holdings will be required to make certain option payments to the holders of the preferred membership units in order to preserve its right to redeem such units.

     Based on the 90% common unit ownership held by Trac Lease, the Company’s condensed consolidated financial statements include the accounts of Chassis Holdings I LLC. The Ivy Group’s interest in the common and preferred units of Chassis Holdings I LLC of approximately $26,326 is classified as minority interest in equity of subsidiaries in the accompanying condensed consolidated balance sheets. For the three months ended September 30, 2001, dividends paid on the common units and distributions on the preferred units totaling $536 are included in lease operating and administrative expenses in the accompanying condensed consolidated statements of income.

Note 4 — Cash flow information:

     For the nine months ended September 30, 2001 and 2000 cash paid for interest was approximately $83,857 and $63,110, respectively. Cash paid for income taxes was approximately $1,880 and $922, respectively.

Note 5 — Leasing Activities:

     As lessor:

     During the three months ended June 30, 2001, the Company initiated a bankruptcy claim against a customer and sought to collect receivables and to recover equipment values through its insurance policies. The Company has demanded the return of equipment on approximately $8,482 of direct finance leases and reclassified the equipment value supporting these direct finance leases to operating leasing equipment. The total net book value of equipment leased to this customer as of September 30, 2001 was approximately $15,824. The receivables of this customer as of September 30, 2001 totaled approximately $15,393 of which $14,443 is covered by insurance, with the balance reserved for in the allowance for doubtful accounts.

(dollars in thousands, except per share amounts)

     At this time, the Company has estimated no impairment upon the liquidation and/or re-lease of these assets after considering anticipated insurance proceeds. The overall recovery of the asset values has been evaluated taking into consideration the equipment book value, the cost to recover and re-lease the equipment, and the total outstanding receivables, as well as the likelihood to collect through the recovery and sale of the equipment or the stipulated equipment values within the insurance policy. The Company has continued to record revenue from these leases through August 20, 2001 at which time, revenue recognition was discontinued, as lease payments through August 20, 2001 were covered by the insurance policies.

     The Company will continue to assess the overall recovery of the asset values and adjust the assumptions used in evaluating the total insurance claim with respect to this customer’s bankruptcy. As additional information becomes available, reserves for the impairment of the asset values may be necessary based upon changes in economic conditions and the assumptions used in evaluating the total insurance claim.

Allowance for doubtful accounts –

The following summarizes the activity in the allowance for doubtful accounts:

	2001	2000
Balance beginning of year	$ 14,271	$10,260
Provision charged to expense	1,852	1,752
Write-offs, net of recoveries	(10,364)	530
Balance, September 30	$ 5,759	$12,542

Note 6 — Segment and geographic data:

     The Company has two reportable segments: container leasing and domestic intermodal equipment. The container leasing segment specializes in the leasing of intermodal dry freight standard containers, while the domestic intermodal equipment segment specializes in the leasing of intermodal container chassis and other equipment, namely freight rail cars.

     The accounting policies of the segments are the same as those described in Note 1. The Company evaluates performance based on profit or loss from continuing operations before income taxes and extraordinary items. The Company’s reportable segments are strategic business units that offer different products and services.

Segment Information:

Nine Months ended 2001:	Container Leasing	Domestic Intermodal Equipment	Totals
Revenues from external customers	$ 82,692	$ 146,374	$ 229,066
Lease operating and administrative expenses	10,529	59,605	70,134
Depreciation and amortization	26,835	28,690	55,525
Other income/(expense), net	(167)	1,198	1,031
Interest income	3,057	3,503	6,560
Interest expense	21,588	49,880	71,468
Income from continuing operations before taxes and
extraordinary item	26,630	12,900	39,530
Net investment in DFL’s	147,025	43,904	190,929
Leasing equipment, net	522,105	812,016	1,334,121
Equipment purchases	118,558	50,973	169,531
Total segment assets	$ 751,420	$1,035,651	$1,787,071
12

(dollars in thousands, except per share amounts)

Nine Months ended 2000:	Container Leasing	Domestic Intermodal Equipment	Totals
Revenues from external customers	$ 75,860	$ 86,891	$ 162,751

Lease operating and administrative expenses	10,063	29,160	39,223

Depreciation and amortization	22,376	20,598	42,974

Other income/(expense), net	(578)	(582)	(1,160)

Interest income	4,663	8,340	13,003

Interest expense	23,770	34,091	57,861

Income from continuing operations before taxes
and extraordinary item	23,736	10,800	34,536

Net investment in DFL’s	130,265	34,375	164,640

Leasing equipment, net	457,153	482,032	939,185

Equipment purchases	152,827	91,929	244,756

Total segment assets	$ 778,374	$ 907,673	$ 1,686,047

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

Geographic Information:

	2001	2000
REVENUES:

United States	$ 146,419	$ 86,924

International	82,647	75,827

	$ 229,066	$ 162,751

ASSETS:

United States	$1,035,651	$ 907,673

International	751,420	778,374

	$1,787,071	$1,686,047

Note 7 — Other contingencies and commitments:

     At September 30, 2001 the Company had outstanding purchase commitments for equipment of approximately $36,100.

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

Note 8 — Lease securitization program:

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

     The Company classified the Retained Interest as an available for sale security, which is included in “Other Investment Securities”in the accompanying condensed consolidated balance sheets. Accordingly, the Retained Interest is accounted for at fair value, with any changes in fair value over its allocated historical book value recorded as a component of other comprehensive income, net of tax, in the statement of changes in shareholders’equity. As of September 30, 2001, the Company estimate of the fair market value of the Retained Interest was $24,594 using a discounted cash flow model assuming expected credit losses of 1.5% and a discount rate of 12.6%. During the nine months ended September 30, 2001 and 2000, the Company recorded interest income on the Retained Interest totaling $2,819 and $3,046 which is included in revenues in the accompanying condensed consolidated statements of income. During the three months ended September 30, 2001 and 2000, the Company recorded interest income on the Retained Interest totaling $876 and $1,061 which is included in revenues in the accompanying condensed consolidated statements of income.

     Interpool Limited, a subsidiary of the Company (the “Servicer”), acts as servicer for the Assets. Pursuant to the terms of the servicing agreement, the Servicer is paid a fee of 0.40% of the assets under management. The Company’s management has determined that the servicing fee paid approximates the fair value for services provided, as such, no servicing asset or liability has been recorded. For the nine months ended September 30, 2001 and 2000, the Company received servicing fees totaling $350 and $481 which are included in revenues in the accompanying condensed consolidated statements of income. For the three months ended September 30, 2001 and 2000, the Company received servicing fees totaling $131 and $145 which are included in revenues in the accompanying condensed consolidated statements of income. For the nine months ended September 30, 2001 and 2000, cash flows received on the Retained Interest were $8,020 and $4,738, respectively.

     At September 30, 2001, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

Securitized Lease Receivables
Carrying amount/fair value of retained interests	$24,594
Weighted-average life (in years)	1.8
Expected credit losses (annual rate)	1.5%
Impact on fair value of 10% adverse change	$ 383
Impact on fair value of 20% adverse change	$ 766
Residual cash flows discount rate (annual)	12.6%
Impact on fair value of 10% adverse change	$ 326
Impact on fair value of 20% adverse change	$ 809

Note 9 — Acquisition of North American Intermodal Division of Transamerica Leasing, Inc.:

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

(dollars in thousands, except per share amounts)

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

Note 10 — Assets Held for Sale:

     In March 2001, the Company and TIP completed the sale of 50,000 rail trailers and domestic containers by the Company to TIP, including all 41,000 rail trailers and domestic containers the Company acquired from TA in October 2000. The assets held for sale as of December 31, 2000 include $279,186 related to the units acquired from TA, $5,871 of accounts receivable and $63,332 of assets previously owned by the Company. The Company recorded a gain of $1,774 upon the consummation of this sale, which represents the premium paid for the units previously owned by the Company over their net book value. The assets held for sale as of September 30, 2001 include $5,927 of assets previously owned by the Company which have not yet been assumed by TIP and $884 related to units for which TIP has requested delayed delivery.

     A portion of the proceeds from the sale were used to pay down a secured financing facility by $175,000 and an additional $100,100 of cash was placed in escrow in anticipation of an amendment of the facility allowing the borrowing under this facility to remain outstanding. In May 2001, the Company finalized the amendment of the facility and paid down the secured financing facility by $24,844 from funds held in escrow. Additionally, all remaining escrow funds were released to the Company upon finalization of the amendment. At September 30, 2001, $98,656 of this facility was outstanding with an interest rate of 4.69%.

Note 11 — Derivative instruments:

     The Company’s assets are primarily fixed rate in nature while its debt instruments are primarily floating rate. The Company employs derivative financial instruments (interest rate swap agreements) to effectively convert certain floating rate debt instruments into fixed rate instruments and thereby manage its exposure to fluctuations in interest rates.

     The unrealized pre-tax losses on cash flow hedges as of September 30, 2001 of $13,867 have been reported in the Company’s condensed consolidated balance sheet as a component of accumulated other comprehensive income (loss), net of related deferred income taxes of $3,083.

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

     Pre-tax losses for the nine months ended September 30, 2001 resulting from the change in fair value of interest rate swap agreements held which do not quality as cash flow hedges under Statement 133 of $2,084 have been recorded on the condensed consolidated statements of income as market value adjustment for derivative instruments. Interest rate swap agreements which qualify as cash flow hedges, are perfectly correlated and therefore no ineffectiveness relating to these instruments is recorded in the condensed consolidated statements of income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company generates revenues through leasing transportation equipment, primarily intermodal dry freight standard containers and container chassis. Most of the Company’s revenues are derived from payments under operating leases and income earned under finance leases, under which the lessee has the right to purchase the equipment at the end of the lease term. For the nine months ended September 30, 2001 and 2000 revenues from direct financing leases were $14.8 million (6% of leasing revenues) and $12.0 million (7% of leasing revenues), respectively. For the three months ended September 30, 2001 and 2000 revenues from direct financing leases were $5.7 million (8% of leasing revenues) and $4.3 million (7% of leasing revenues), respectively.

     During the three months ended September 30, 2001, the Company adopted a formal plan to dispose of PCR, a 51%-owned subsidiary, and to discontinue the operations of Microtech, a 75.5%-owned subsidiary and liquidate its lease portfolio. As a result of the decision made by the Company, PCR and Microtech have been classified as discontinued operations in the condensed consolidated financial statements.

Three Months Ended September 30, 2001 compared to Three Months Ended September 30, 2000

Revenues

     The Company’s revenues increased to $74.9 million for the three months ended September 30, 2001, from $58.0 million in the three months ended September 30, 2000, an increase of $16.9 million or 29%. The increase was primarily attributable to the Company’s October 2000 acquisition of the North American Intermodal division of Transamerica Leasing Inc. (TA) which resulted in $20.0 million of additional leasing revenues generated from the acquired fleet, increased finance lease revenues of $1.2 million primarily generated by an expanded container and chassis fleet, partially offset by reduced operating lease revenues of $4.0 million. Utilization rates of the container and chassis operating lease fleet at September 30, 2001 were 95% and 93%, respectively, and at September 30, 2000 were 99% and 97%, respectively.

Lease Operating and Administrative Expenses

     The Company’s lease operating and administrative expenses increased to $21.1 million for the three months ended September 30, 2001 from $12.4 million in the three months ended September 30, 2000, an increase of $8.7 million or 70%. The increase was primarily due to the Company’s October 2000 acquisition of assets from TA which resulted in $6.8 million of additional lease operating and administrative expenses, as well as higher operating and administrative expenses resulting from expanded operations generating increased equipment rental of $1.7 million, storage expense of $.7 million and consulting expense of $.3 million, partially offset by reduced maintenance and repairs expense of $.4 million and other operating expense of $.4 million.

Provision for Doubtful Accounts

     The Company’s provision for doubtful accounts was similar to the three months ended September 30, 2000.

Depreciation and Amortization of Leasing Equipment

     The Company’s depreciation and amortization expenses increased to $18.8 million for the three months ended September 30, 2001 from $15.0 million for the three months ended September 30, 2000, an increase of $3.8 million or 25%. The increase was primarily a result of the October 2000 acquisition of assets from TA, partially offset by reduced depreciation expense of $1.3 million as a result of the Company’s sale of rail trailers and domestic containers to TIP in March 2001 as detailed in Note 10 to the condensed consolidated financial statements.

Other (Income)/Expense, Net

     The change in other (income)/expense, net of $.4 million was due to a reduction in the Company’s net loss on the sale of leasing equipment of $.6 million during the three months ended September 30, 2001, partially offset by a decrease in the Company’s income from unconsolidated subsidiaries of $.2 million during the three months ended September 30, 2001.

Interest Expense, Net

     The Company’s net interest expense increased to $21.8 million in the three months ended September 30, 2001 from $16.9 million in the three months ended September 30, 2000, an increase of $4.9 million or 29%. The increase in net interest expense was due to increased interest expense of $1.0 million, as well as decreased investment income of $3.9 million. The increase in interest expense was primarily due to increased borrowings to acquire assets from TA and fund capital expenditures, resulting in incremental interest expense of $1.5 million, partially offset by decreased borrowing costs resulting in reduced interest expense of $.5 million.

Provision for Income Taxes

     The Company’s provision for income taxes decreased to $1.2 million from $1.8 million primarily due to lower taxable income, combined with by a lower effective tax rate resulting from greater income contribution from the international container leasing division.

Income from Continuing Operations Before Cumulative Effect of Change in Accounting Principle and Extraordinary Gain

     As a result of the factors described above, the Company’s income from continuing operations before cumulative effect of change in accounting principle and extraordinary gain was $10.0 million in the three months ended September 30, 2001 versus $10.7 million in the three months ended September 30, 2000.

(Loss) Gain from Discontinued Operations

     The Company’s loss from discontinued operations was $.9 million for the three months ended September 30, 2001, as compared to a gain from discontinued operations of $.4 million for the three months ended September 30, 2000. The increased loss is primarily due to $1.0 million of losses incurred by PCR during the three months ended September 30, 2001, as compared to $.2 million of income during the three months ended September 30, 2000. The increased losses are primarily the result of a weaker economic environment.

Extraordinary Gain

     The Company recorded an extraordinary gain on the retirement of debt of $.3 million in the three months ended September 30, 2001.

Net Income

     As a result of the factors described above, the Company’s net income decreased to $9.5 million in the three months ended September 30, 2001 from $11.1 million in the three months ended September 30, 2000.

Nine Months Ended September 30, 2001 compared to Nine Months Ended September 30, 2000

Revenues

     The Company’s revenues increased to $229.1 million for the nine months ended September 30, 2001, from $162.7 million in the nine months ended September 30, 2000, an increase of $66.4 million or 41%. The increase was primarily attributable to the Company’s October 2000 acquisition of the North American Intermodal division of Transamerica Leasing Inc. (TA) which resulted in $59.2 million of additional leasing revenues generated from the acquired fleet, increased operating lease revenues of $4.6 million primarily generated by an expanded container and chassis fleet, and increased finance lease revenues of $2.6 million. Utilization rates of the container and chassis operating lease fleet at September 30, 2001 were 95% and 93%, respectively, and at September 30, 2000 were 99% and 97%, respectively.

Lease Operating and Administrative Expenses

     The Company’s lease operating and administrative expenses increased to $66.2 million for the nine months ended September 30, 2001 from $37.5 million in the nine months ended September 30, 2000, an increase of $28.7 million or 77%. The increase was primarily due to the Company’s October 2000 acquisition of assets from TA which resulted in $20.0 million of additional lease operating and administrative expenses, as well as higher operating and administrative expenses resulting from expanded operations generating increased equipment rental of $8.1 million, storage expense of $.8 million, maintenance and repairs expense of $.4 million, salaries of $.3 million and licensing expense of $.3 million, partially offset by reduced legal expense of $.6 million and consulting expense of $.5 million

Provision for Doubtful Accounts

     The Company’s provision for doubtful accounts increased to $1.9 million for the nine months ended September 30, 2001 from $1.8 million for the nine months ended September 30, 2000, an increase of $.1 million. The increase was primarily due to $.5 million of additional bad debt reserves as a result of the October 2000 acquisition of assets from TA, partially offset by reduced provisions for doubtful accounts of $.4 million as compared to the nine months ended September 30, 2000.

Depreciation and Amortization of Leasing Equipment

     The Company’s depreciation and amortization expenses increased to $55.5 million for the nine months ended September 30, 2001 from $43.0 million for the nine months ended September 30, 2000, an increase of $12.5 million or 29%. The increase was primarily a result of the October 2000 acquisition of assets from TA, partially offset by reduced depreciation expense of $2.6 million as a result of the Company’s sale of rail trailers and domestic containers to TIP in March 2001 as detailed in Note 10 to the condensed consolidated financial statements.

Other (Income)/Expense, Net

     The change in other (income)/expense, net of $2.2 million was primarily due to a gain of $1.8 million on the sale of the rail trailers and domestic containers previously owned by the Company to TIP Intermodal Services (TIP), a GE Capital Company. These rail trailers and domestic containers were not acquired from TA as part of the October 2000 acquisition. Additionally, exclusive of the sale of the above-mentioned rail trailers and domestic containers to TIP, the Company’s net loss on the sale of leasing equipment decreased $1.4 million during the nine months ended September 30, 2001, partially offset by a decrease in the Company’s income from unconsolidated subsidiaries of $1.0 million during the nine months ended September 30, 2001.

Interest Expense, Net

     The Company’s net interest expense increased to $64.9 million in the nine months ended September 30, 2001 from $44.8 million in the nine months ended September 30, 2000, an increase of $20.1 million or 45%. The increase in net interest expense was due to increased interest expense of $13.6 million, as well as decreased investment income of $6.5 million. The increase in interest expense was primarily due to increased borrowings to acquire assets from TA and fund capital expenditures, resulting in incremental interest expense of $13.7 million, partially offset by decreased borrowing costs resulting in reduced interest expense of $.1 million.

Provision for Income Taxes

     The Company’s provision for income taxes increased to $6.3 million from $5.0 million primarily due to higher taxable income, as well as a higher effective tax rate resulting from greater income contribution from the domestic intermodal division.

Income from Continuing Operations Before Cumulative Effect of Change in Accounting Principle and Extraordinary Gain

     As a result of the factors described above, the Company’s income from continuing operations before cumulative effect of change in accounting principle and extraordinary gain was $33.3 million in the nine months ended September 30, 2001 versus $29.5 million in the nine months ended September 30, 2000.

(Loss) Gain from Discontinued Operations

     The Company’s loss from discontinued operations was $1.7 million for the nine months ended September 30, 2001, as compared to a gain from discontinued operations of $1.0 million for the nine months ended September 30, 2000. The increased loss is primarily due to $1.3 million of losses incurred by PCR during the nine months ended September 30, 2001, as compared to $.6 million of income during the nine months ended September 30, 2000. In addition, Microtech incurred $.4 million of losses during the nine months ended September 30, 2001, as compared to $.4 million of income during the nine months ended September 30, 2000. The increased losses are primarily the result of a weaker economic environment.

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

     The Company recorded the cumulative effect of a change in accounting principle of $.7 million in the three months ended March 31, 2000. This represents a change in the Company’s accounting for its maintenance and repairs expense from an accrual to cash basis.

Extraordinary Gain

     The Company recorded an extraordinary gain on the retirement of debt of $.6 million in the nine months ended September 30, 2001.

     The Company recorded an extraordinary gain on the retirement of debt of $.8 million in the nine months ended September 30, 2001.

Net Income

     As a result of the factors described above, the Company’s net income increased to $33.0 million in the nine months ended September 30, 2001 from $32.0 million in the nine months ended September 30, 2000.

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

     The Company generated cash flow from operations of $83.1 million and $63.7 million in the first nine months of 2001 and 2000, respectively, and net cash (used for) provided by financing activities was $(324.5) million and $222.8 million for the first nine months of 2001 and 2000, respectively. The Company has purchased the following amounts of equipment: $169.5 million for the nine months ended September 30, 2001 and $244.8 million for the nine months ended September 30, 2000. The decrease was partially due to weaker market conditions.

     In March 1999, the Company established a container securitization facility of $250.0 million. This program provides the Company with a lower cost of capital for its finance lease business and access to an additional source of funding. Included in other investment securities at September 30, 2001, is approximately $24.6 million of retained interests in the securitized lease receivables. At September 30, 2001, $123.1 million of the container securitization facility was utilized.

     In July 2000, the Company established a chassis securitization facility of $280.0 million. In October 2000, this chassis securitization facility was increased to $300.0 million. At September 30, 2001, $265.7 million of this facility was outstanding. This facility provides the Company an additional source of funding and is accounted for as on-balance sheet secured debt financing.

     In October 2000, the Company established a secured financing facility in the amount of $300.0 million to fund the TA transaction. At September 30, 2001, $98.7 million of this facility was outstanding with an interest rate of 4.69%. The principal balance is payable in quarterly installments of $.5 million, with a balloon payment due in October 2002.

     The Company has a $215.0 million revolving credit facility with a group of commercial banks; on September 30, 2001, $140.0 million was outstanding, with an interest rate of 4.32%. In July 2000, this facility was renewed and amended with the term extended to July 31, 2005. The credit limit remains at $215.0 million through July 31, 2003; thereafter the credit limit declines to $193.5 million through July 31, 2004 and $172.0 million through July 21, 2005. In addition, as of September 30, 2001, the Company had an available line of credit of $10.0 million under one facility, under which $3.2 million was outstanding. The interest rate under this facility is 5.0%. Subsequent to September 30, 2001 the Company has continued to incur and repay debt obligations in connection with financing its equipment leasing activities. Under our revolving credit facility and most of our other debt instruments, the Company is required to maintain a tangible net worth (as defined) of $125 million, a fixed charge coverage ratio of 1.5 to 1 and a funded debt to net worth ratio of 4.0 to 1. At September 30, 2001, the Company was in compliance with these requirements.

     In February 1998, the Company issued $100.0 million principal amount of 6-5/8% Note due 2003. The net proceeds were used to repay $83.0 million in borrowings under the revolving credit agreement and for other general corporate purposes. During the fourth quarter of 1999, the Company retired $17.0 million of the 6-5/8% Notes and recognized an extraordinary gain of $0.7 million. During the nine months ended September 30, 2000, the Company retired $8.2 million of the 6-5/8% Notes and recognized an extraordinary gain of $0.5 million. During the nine months ended September 30, 2001, the Company retired $27.2 million of the 6-5/8% Notes and recognized an extraordinary gain of $0.4 million. As of September 30, 2001, $47.6 million principal amount of 6-5/8% Notes remain outstanding.

     In March 2001, the Company completed the sale of 50,000 rail trailers and domestic containers to TIP, including all 40,000 rail trailers and domestic containers the Company acquired from TA in October 2000, for approximately $345.0 million.

     During the three months ended June 30, 2001, the Company initiated a bankruptcy claim against a customer and sought to collect receivables and to recover equipment values through its insurance policies. The Company has demanded the return of equipment on approximately $8.5 million of direct finance leases and reclassified the equipment value supporting these direct finance leases to operating leasing equipment. The total net book value of equipment leased to this customer as of September 30, 2001 was approximately $15.8 million. The receivables of this customer as of September 30, 2001 totaled approximately $15.4 million of which $14.4 million is covered by insurance, with the balance reserved for in the allowance for doubtful accounts.

     At this time, the Company has estimated no impairment upon the liquidation and/or re-lease of these assets after considering anticipated insurance proceeds. The overall recovery of the asset values has been evaluated taking into consideration the equipment book value, the cost to recover and re-lease the equipment, the total outstanding receivables, as well as the likelihood to collect through the recovery and sale of the equipment or the stipulated equipment values within the insurance policy. The Company has continued to record revenue from these leases through August 20, 2001 at which time, revenue recognition was discontinued, as lease payments through August 20, 2001 were covered by the insurance policies. There can be no assurance that the Company will be able to re-lease recovered equipment for comparable rates or terms.

     The Company will continue to assess the overall recovery of the asset values and adjust the assumptions used in evaluating the total insurance claim with respect to this customer’s bankruptcy. As additional information becomes available, reserves for the impairment of the asset values may be necessary based upon changes in economic conditions and the assumptions used in evaluating the total insurance claim.

     On October 31, 2001, the Company announced that, due to unfavorable market conditions, it had withdrawn its registration statement with the Securities and Exchange Commission for a proposed public offering of 5,500,000 shares of common stock. The registration statement was filed on August 3, 2001.

     As of September 30, 2001, commitments for capital expenditures totaled approximately $36.1 million. The Company believes that cash on hand, cash flow from operations, borrowings under credit facilities and the net proceeds of the issuance of debt and equity securities in appropriate markets will be sufficient to meet the working capital needs of the Company’s business and capital expenditures for the next twelve months. Required debt repayments are $107.5 million for the next twelve months. The Company expects to make these repayments, and any voluntary debt reduction, over the next twelve months with these same resources described above or with long-term financing. In addition, the Company expects to rely in substantial part on long-term financing for any purchase of equipment or strategic acquisitions to expand its business in the future. The Company cannot assure that additional long-term financing will be available for these purposes on acceptable terms or at all. In addition, from time to time, the Company explores new sources of capital both at the parent and subsidiary levels.

     On July 1, 2001, the Company restructured its relationship with The Ivy Group and its principals to provide the Company with managerial control over 6,047 chassis previously leased by Trac Lease, Inc. (Trac Lease), a wholly owned subsidiary of the Company, from The Ivy Group. As a result of the restructuring, the partners of The Ivy Group contributed these 6,047 chassis and certain other assets and liabilities to a newly formed subsidiary, Chassis Holdings I LLC, in exchange for $26.0 million face value of preferred membership units and 10% of the common membership units, and Trac Lease contributed 902 chassis and $2.4 million in cash to Chassis Holdings in exchange for $3.0 million face value of preferred membership units and 90% of the common membership units. The preferred membership units are entitled to receive a preferred return prior to the receipt of any distributions by the holders of the common membership units. The value of the contributed chassis was determined by taking the arithmetic average of the results of independent appraisals performed by three nationally recognized appraisal firms in connection with the Company’s establishment of a chassis securitization facility in July 2000. As the managing member of Chassis Holdings, Trac Lease exercises sole managerial control over the entity’s operations. Chassis Holdings leases all of its chassis to Trac Lease at a rental rate equal to the then current Trac Lease fleet average per diem. Chassis Holdings and the holders of the preferred membership units are party to a Put/Call Agreement which provides that the holders of preferred units may put such units to Chassis Holdings under certain circumstances and Chassis Holdings may redeem such units under certain circumstances. Chassis Holdings will be required to make certain option payments to the holders of the preferred membership units in order to preserve its right to redeem such units.

     The Company is currently evaluating a possible restructuring that would allow us not only to focus on our core long-term chassis and container leasing business but to provide direct equity ownership and incentives to the employees of our short-term chassis leasing business. The attraction and retention of qualified employees has always been of utmost importance to the success of the short-term chassis leasing business, principally due to its technology-driven and service-oriented nature. The proposal, as currently envisioned, would provide for the consolidation of our short-term chassis leasing business in a subsidiary (the Distributed Company). The Company would distribute the shares of this Distributed Company pro rata to our stockholders and offer shares of the Distributed Company, and/or options to acquire such shares, to current and prospective key employees of the short-term chassis leasing business. The Company intends to seek a ruling from the Internal Revenue Service that the distribution would qualify as a “spin-off” under Section 355 of the Internal Revenue Code of 1986, as amended, and would not result in the recognition of any taxable income, gain or loss by the Company, Trac Lease, the Distributed Company or our stockholders. If such ruling is granted, the Company would likely proceed with the distribution. If such ruling as to tax-free qualification is not obtained, the Company would not proceed with the distribution if it resulted in the realization of any material amount of taxable income or gain by our stockholders. However, the Company has not yet made a final determination whether to proceed with this proposed transaction. Although our analysis of this potential transaction is not sufficiently developed to enable us to predict with any degree of precision the financial impact of the distribution or the size of the Distributed Company, the Company does not expect that the Distributed Company would represent a “significant subsidiary” of Interpool for SEC reporting purposes. If the distribution were consummated, the Company would continue to have certain relationships with the Distributed Company, which may include, among other things, contractual relationships for long-term leasing of the Company’s equipment by the Distributed Company and management services with respect to short-term chassis leasing, put and call option agreements with respect to the purchase and sale of leased chassis, and an interim administrative services agreement. If the Company decides to pursue this proposal, the transaction is expected to be consummated during 2002.

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

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 10.37: (1) Chassis Holdings I LLC Operating Agreement
Exhibit 10.38: (2) Chassis Holdings I LLC Put/Call Agreement

Exhibit 99:	(1) Press Release dated August 3, 2001 (incorporated by reference to the
         Company’s Form 10Q for the quarter ended June 30, 2001)
 (2)   Press Release dated August 9, 2001
(3) Press Release dated September 25, 2001

(b) Reports on Form 8-K:

On July 30, 2001, the Company filed a report on Form 8K/A which included the financial statements of Transamerica N.A. Intermodal for 1998, 1999 and 2000. This filing was required in connection with the Company’s acquisition of the North American Intermodal Division of Transamerica Leasing, Inc. on October 24, 2000.

On July 31, 2001 the Company filed a report on Form 8K/A correcting information contained in Form 8K filed on April 3, 2001. The April 3, 2001 filing reported that certain proforma financial information would be filed in due course. The Company subsequently determined that this information was not required.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERPOOL, INC.

Dated: November 13, 2001	\s\ Martin Tuchman Martin Tuchman Chief Executive Officer

Dated: November 13, 2001	\s\ William Geoghan William Geoghan Senior Vice President

24

INDEX TO EXHIBITS

Filed with Interpool, Inc. Report on Form 10-Q for the Quarter Ended September 30, 2001

Exhibit No.

Exhibit 10.37: (1) Chassis Holdings I LLC Operating Agreement
Exhibit 10.38: (2) Chassis Holdings I LLC Put/Call Agreement

Exhibit 99:	(1) Press Release dated August 3, 2001 (incorporated by reference to the
         Company’s Form 10Q for the quarter ended June 30, 2001)
 (2)   Press Release dated August 9, 2001
(3) Press Release dated September 25, 2001

25