Form 10-K
period 2001-12-31
INTERPOOL INC
filed 2002-03-28
CIK 898777

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 OR

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

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  |X|      No  |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $159,909,886 as of March 25, 2002.

At March 25, 2002, there were 27,363,352 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2002 are incorporated by reference into Part III of the Form 10-K.

INTERPOOL, INC.

FORM 10-K

TABLE OF CONTENTS

Item		Page

PART I
1	Business	3
2	Properties	9
3	Legal Proceedings	9
4	Submission of Matters to a Vote of Security Holders	9

PART II
5	Market for the Registrant’s Common Equity and Related Shareholder Matters	10
6	Selected Financial Data	10
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
7A.	Quantitative and Qualitative Disclosures about Market Risk	22
8	Financial Statements and Supplementary Data	23
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	48

PART III
10	Directors and Executive Officers of the Registrant	49
11	Executive Compensation	49
12	Security Ownership of Certain Beneficial Owners and Management	49
13	Certain Relationships and Related Transactions	49

PART IV
14	Exhibits, Financial Statement Schedules and Reports on Form 8-K	50
	Signatures	57

2

PART I

ITEM 1. BUSINESS

General

We are the largest lessor of intermodal chassis in the United States and one of the world’s leading lessors of intermodal dry freight standard containers. At December 31, 2001, our chassis fleet totaled approximately 190,000 chassis and our container fleet totaled approximately 703,000 twenty-foot equivalent units (TEUs). From 1996 to 2001, we increased the size of our chassis fleet at a compound annual rate of 27% and our container fleet at a compound annual rate of 19%.

We concentrate on leasing equipment to our customers on a long-term basis. Substantially all of our new equipment is initially leased for terms of five to eight years and approximately 70% of our total fleet of chassis and 84% of our total fleet of containers are currently on long-term lease. We believe our focus on long-term leasing has enabled us to:

•	maintain high utilization rates of our equipment, which over the last five years averaged 98%;

•	achieve stable and predictable earnings;

•	concentrate on the expansion of our asset base through the purchase and lease of new equipment to fulfill specific orders for new long-term leases; and

•	operate with low overhead and staff levels.

Approximately 30% of our chassis are currently leased on a short-term basis to satisfy customers’ peak or seasonal requirements, generally at higher rates than under long-term leases. For customers who require daily or weekly chassis rentals, we operate chassis pools at major domestic shipping ports and terminals. These chassis pools consist of our chassis and those of our customers.

Approximately 16% of our containers are currently leased on a short-term basis. Our 50%-owned affiliate, Container Applications International, Inc. (CAI), markets our containers available for short-term leasing as part of its fleet, thereby facilitating redeployment of our containers at the end of long-term leases. Our relationship with CAI maximizes utilization of our container fleet and increases our leverage in the marketplace by giving us the world’s third largest container lessor fleet on a combined basis.

We lease our chassis and containers to over 400 shipping and transportation customers throughout the world, including all of the world’s 20 largest international container shipping lines and major North American railroads. We provide customer service and market to our customers through a worldwide network of offices, agents and marketing representatives. We believe one of the key factors in our ability to compete effectively has been the long-standing relationships that our management and marketing representatives have established with most of the world’s large shipping lines and major North American railroads. As a result of these relationships, 7 of our top 10 customers have been customers for at least 10 years.

Industry Overview

The fundamental components of intermodal transportation are the chassis and the container. When a container vessel arrives in port, each marine container is loaded onto a chassis or rail car. A chassis is a rectangular, wheeled steel frame, generally 20 or 40 feet in length, built specifically for the purpose of transporting a container. Once mounted, the chassis and container are the functional equivalent of a trailer. When mounted on a chassis, the container may be trucked either to its final destination or to a railroad terminal for loading onto a rail car. Similarly, a container shipped by rail may be transferred to a chassis to travel over-the-road to its final destination. As the use of containers has become a predominant factor in the intermodal movement of cargo, the chassis has become a prerequisite for the domestic segment of the journey. A chassis seldom travels permanently with a single container, but instead serves as a transport vehicle for containers that are loaded or unloaded at ports or railroad terminals. Because of differing international road regulations and the lack of international standards for chassis, chassis used in the United States are seldom used in other countries.

Containers provide a secure and cost-effective method of transporting finished goods and component parts because they are generally freely interchangeable between different modes of transport, making it possible to move cargo from a point of origin to a final destination without the repeated unpacking and repacking of the goods required by traditional shipping methods. The same container may be carried successively on a ship, rail car and truck and across international borders with minimal customs formalities. Containerization is more efficient, more economical and safer in the transportation of cargo than “break bulk transport” in which the goods are unpacked and repacked at various intermediate points en route to their final destination. By eliminating manual repacking operations when differing modes of transportation are used, containerization reduces freight and labor costs. In addition, automated handling of containers permits faster loading and unloading and more efficient utilization of transportation equipment, thereby reducing transit time. The protection provided by sealed containers also reduces damage to goods and loss and theft of goods during shipment. Containers may also be picked up, dropped off, stored and repaired at independent common user depots located throughout the world.

The adoption of uniform standards for containers in 1968 by the International Standards Organization precipitated a rapid growth of the container industry, as shipping companies recognized the advantages of containerization over traditional break bulk transportation of cargo. This growth resulted in substantial investments in containers, container ships, port facilities, chassis, specialized rail cars and handling equipment.

Most containers are constructed of steel in accordance with recommendations of the International Standards Organization. The basic container type is the general-purpose dry freight standard container (accounting for approximately 87% of the world’s container fleet), which measures 20 or 40 feet long, 8 feet wide and 8 1/2 or 9 1/2 feet high. In general, 20-foot containers are used to carry heavy, dense cargo loads (such as industrial parts and certain food products) and in areas where transport facilities are less developed, while 40-foot containers are used for lighter weight finished goods (such as apparel, electronic appliances and other consumer goods) in areas with better developed transport facilities.

Worldwide container traffic at the world’s major ports has grown at a compound annual rate of 9% since 1990. The demand for containers is influenced primarily by the volume of international and domestic trade. In recent years, however, the rate of growth in the container industry has exceeded that of world trade as a whole due to several factors, including:

•	the existence of geographical trade imbalances;

•	the expansion of shipping lines;

•	the growing reliance by manufacturers on “just-in-time” delivery methods; and

•	increased exports by technologically advanced countries of component parts for assembly in other countries and the subsequent re-importation of finished products.

In recent years domestic railroads and trucking lines have begun actively marketing intermodal services for the domestic transportation of freight. Management believes that this trend should serve to accelerate the growth of intermodal transportation, and hence result in increased chassis and container demand.

The Leasing Market

Leasing companies own approximately half of the domestic chassis and half of the world’s container fleet with the balance owned predominantly by shipping lines and railroads. Leasing companies have maintained this market position because container shipping lines and railroads receive both financial and operational benefits by leasing a portion of their equipment. The principal benefits of leasing are the following:

•	provide lessees with an alternative source of financing in a traditionally capital-intensive industry;

•	enable shipping lines to expand their routes and market shares at a relatively inexpensive cost without making a permanent commitment to support their new structure;

•	enable lessees to benefit from leasing companies’ relationships with equipment manufacturers;

•	enable lessees to accommodate seasonal use and/or geographic concentration, thereby limiting their capital investment and storage costs; and

•	enable lessees to maintain an optimal mix of equipment types in their fleets.

4

Because of these benefits, container shipping lines and railroads generally obtain a significant portion of their container fleets from leasing companies, either on short-term or long-term leases. Short-term leases provide considerable operational flexibility in allowing a customer to pick up and drop off containers at various worldwide locations at any time. However, customers pay for this flexibility in the form of substantially higher lease rates for short-term leases and drop-off charges for the privilege of returning equipment to certain locations. Most short-term leases are “master leases,” under which a customer reserves the right to lease a certain number of containers, as needed under a general agreement between the lessor and the lessee. Long-term leases provide the lessee with advantageous pricing structures, but usually contain an early termination provision allowing the lessee to return equipment prior to expiration of the lease only upon payment of an early termination fee or a retroactive increase in lease payments.

Business Strategy

Our objective is to continue to expand on our market position as a leading long-term lessor of intermodal transportation equipment. To achieve this objective, we intend to continue to:

•	Focus on our core business of domestic chassis and international marine container leasing. Our strong market position in the chassis and container leasing businesses provide us with economies of scale that benefit our customers. Our equipment and operations are located worldwide to meet our domestic and international customers’ needs in a timely manner. In addition, we are able to focus our management and financial resources to compete effectively for equipment leasing requirements of all quantities.

•	Concentrate on long-term leasing to achieve high utilization rates and more stable and predictable earnings. Over the past 5 years, the annual utilization of our total chassis and container fleet has averaged approximately 98%. We concentrate on long-term leases in order to minimize the impact of economic cycles on our revenues and to achieve high utilization and more stable and predictable earnings. The lower rate of turnover provided by long-term leases enables us to concentrate on the expansion of our asset base through the purchase and lease of new equipment, rather than on the repeated re-marketing of our existing fleet.

•	Be a low cost provider of intermodal equipment. We believe a key part of our success has been our ability to obtain equipment on a low cost basis and to operate as a lean and efficient organization. Our focus on long-term leasing allows us to operate with less overhead and staff.

•	Purchase chassis and containers to fulfill specific customer orders. We generally purchase new containers to fulfill new long-term lease orders. Management believes that as a result, we currently have one of the youngest container fleets of the world’s ten largest container lessors. The average age of our chassis is approximately 9 years and the average age of our containers is approximately 4 years. Due to the young age of the fleet, our equipment spends less time being inspected, repaired and refurbished.

•	Make strategic acquisitions of complementary businesses and asset portfolios on an opportunistic and financially disciplined basis. We intend to continue to review acquisition opportunities whenever asset prices and market conditions are favorable.

Operations

Lease Terms. Approximately 70% of our chassis and 84% of our containers are leased on a long-term basis. Our long-term leases generally have five to eight year initial terms.

We offer our customers both operating leases and “direct finance” leases. Under a direct finance lease, the customer owns the container at the expiration of the lease term. Although customers pay a higher per diem rate under a direct finance lease than under a long-term operating lease, a direct finance lease enables us to provide customers with access to financing on terms generally comparable to those available from financial institutions, which provide this type of financing.

Lease rentals are typically calculated on a per diem basis, regardless of the term of the lease. Our leases generally provide for monthly or quarterly billing and require payment by the lessee within 30 to 60 days after presentation of an invoice. Generally, the lessee is responsible for payment of all taxes and other charges arising out of use of the equipment and must carry specified amounts of insurance to cover physical damage to and loss of equipment, as well as bodily injury and property damage to third parties. In addition, our leases usually require lessees to repair any damage to the chassis and containers. Lessees are also required to indemnify us against our losses arising from accidents or similar occurrences involving the leased equipment. Our leases generally provide for pick-up, drop-off and other charges and set forth a list of locations where lessees may pick-up or return equipment.

Long-term leases provide the lessee with advantageous pricing structures, but usually contain an early termination provision allowing the lessee to return equipment prior to expiration of the lease only upon payment of an early termination fee or a retroactive increase in lease payments. Since 1991, we have experienced minimal early returns under our long-term leases, primarily because of the penalties involved and because customers must return all containers covered by the particular long-term lease being terminated, generally totaling several hundred units, and bear substantial costs related to their repositioning and repair.

Frequently, a lessee will desire to retain long-term leased equipment well beyond the initial lease term. In these cases, long-term leases will be renewed at the then prevailing market rate, either for one or more additional one-year periods or as part of a short-term agreement. In some cases, the customer has the right to purchase the equipment at the end of a long-term lease.

Equipment Tracking and Billing. We use a real time, internet accessible proprietary computer software system to enable sophisticated equipment tracking and billing and to provide a central operating database that coordinates our chassis leasing activities. The system processes information received electronically from our regional offices. The system records the movement and status of each chassis and links that information with the complex data comprising the specific lease terms in order to generate billings to lessees. More than 83,000 movement transactions per month are processed through the system, which is capable of tracking revenue on the basis of individual chassis. The system also generates a wide range of management reports containing information on all aspects of our leasing activities. The equipment acquired from Transamerica was integrated into our billing system on July 1, 2001.

Chassis Pools. For customers who require daily or weekly chassis rentals, we operate “chassis pools” at most of the major port authorities and terminal operations on the Eastern seaboard and the Gulf coast. These chassis pools consist of our chassis and those of our customers. The principal ports in the United States where we operate chassis pools are Baltimore, Boston, Charleston, Houston, New Orleans, Norfolk and Savannah. We also operate chassis pools at railroad locations within the United States.

Depots. We and our affiliate CAI operate in over 90 locations in all major transportation markets throughout the world. Depots are facilities owned by third parties at which containers and other items of transportation equipment are stored, maintained and repaired. We retain independent agents at these depots to handle and inspect equipment delivered to or returned by lessees, to store equipment that is not leased and to handle maintenance and repairs of chassis and containers. Some agents are paid a fixed monthly retainer to defray recurring operating expenses and some are guaranteed a minimum level of commission income. In addition, we generally reimburse our agents for incidental expenses.

Logistic Support.  Our worldwide network of offices and relationships and our industry experience enables us to provide logistic services in order to facilitate the movement of chassis and containers to meet our customers’ needs.

Repositioning and Related Expenses. If lessees return large numbers of equipment to a location which has a larger supply than demand, we may incur expenses in repositioning the equipment to a better location. Repositioning expenses generally range between $50 and $500 per item of equipment, depending on geographic location, distance and other factors, and may not be fully covered by the drop-off charge collected from the lessee. In connection with necessary repositioning, we may also incur storage costs, which generally range between $0.20 and $2.50 per TEU per day. In addition, we bear certain operating expenses associated with our chassis and containers, such as the cost of maintenance and repairs not required to be made by lessees, agent fees, depot expenses for handling, inspection and storage and any insurance coverage in excess of that maintained by the lessee.

Maintenance, Repairs and Refurbishment. As chassis and containers age, the need for maintenance increases, and they may eventually require extensive maintenance. With the exception of chassis pool customers, our customers are responsible for maintenance and repairs of equipment other than normal wear and tear. When normal wear and tear of equipment is extensive, the equipment may have to be refurbished or remanufactured. Refurbishing and remanufacturing involve substantial cost, although chassis can be remanufactured for substantially less than the cost of purchasing a new chassis. Alternatively, we may elect to sell equipment requiring refurbishment.

Disposition of Chassis and Containers and Residual Values. On an ongoing basis, we sell equipment that was previously leased. The decision whether to sell depends on the equipment’s condition, remaining useful life and suitability for continued leasing or for other uses, as well as prevailing local market resale prices and an assessment of the economic benefits of repairing and continuing to lease the equipment compared to the benefits of selling. Pursuant to our relationship with CAI, containers that have come off long-term lease and have been designated for short-term leasing (not including renewals with existing lessees) are provided to CAI for deployment in CAI’s short-term fleet. For each of our containers in its fleet, CAI pays us its average total fleet per diem rate less a management fee. Containers tendered for short-term leasing under our agreement with CAI are accounted for by us as fully utilized. Containers are also sold to shipping or transportation companies for continued use in the intermodal transportation industry or to secondary market buyers, such as wholesalers, depot operators, mini storage operators, construction companies and others, for use as storage sheds and similar structures. Because old chassis are more easily remanufactured than old containers, chassis are less likely to be sold than containers.

At the time of sale, the residual value of a container or chassis will depend, among other factors, upon mechanical or economic obsolescence, the current newly manufactured equipment price, as well as its physical condition. While there have been no major technological advances in the short history of containerization that have made active equipment obsolete, several changes in standards have decreased the demand for older equipment, such as the increase in the standard height of containers from 8 feet to 8 1/2 feet in the early 1970‘s.

Sources of Supply. Most chassis used in the United States are manufactured domestically due to the high cost of transportation to the United States of chassis manufactured abroad. Manufacturers of chassis frequently produce over-the-road trailers as well, and can convert some production capability to chassis as needed. Because of the rising demand for containers and the availability of relatively inexpensive labor in the Pacific Rim, approximately 80% of world container production now occurs in China. Containers are also produced in other countries, such as South Korea, India, Indonesia, Malaysia, Taiwan, Turkey, South Africa, and, to a lesser extent, other parts of the world.

Upon completion of manufacture, new chassis and containers are inspected to insure that they conform to applicable standards of the International Standards Organization and other international self-regulatory bodies, as well as our internal standards.

PoolStat Chassis Pool Management

We have developed a proprietary internet-based real-time chassis management system which we call PoolStat. PoolStat has enabled us to operate, on a cooperative basis, pools of chassis which are owned by us and by shipping lines. Under this program, shipping lines can “pool” their chassis at common locations such as marine terminals and railroad depots. The billing and tracking features of PoolStat enable us to operate chassis pools. Our PoolStat software compiles data from each location and reports on levels of chassis contribution as compared to levels of chassis usage by each shipping line in the cooperative pool. In addition, centralized maintenance and repair improves service levels to customers and the trucking community and we receive a management fee.

PoolStat provides several benefits to customers, including allowing customers to:

•	maintain lower overall inventory requirement at each location;

•	decrease maintenance, repair and other operating expenses;

•	improve equipment control capabilities;

•	reduce time and expense of managing a chassis fleet; and

•	participate in cooperative pool net revenues.

By providing the PoolStat service, we are able to forge closer relationships with our customers for both short-term and long-term leasing opportunities. PoolStat now has approximately 240,000 chassis under its management and is actively looking to increase its level of business. We believe that PoolStat is the leading provider of chassis management tools in the United States.

Marketing and Customers

We lease our chassis and containers to over 400 shipping and transportation companies throughout the world, including all of the world’s 20 largest international container shipping lines and major North American railroads. The customers for our chassis are a large number of domestic companies, many of which are domestic subsidiaries or branches of international shipping lines to which we also lease containers. With a network of offices and agents covering major ports in the United States, Europe and the Far East, we have been able to supply containers in nearly all locations requested by our customers. Our customer base is diverse. As of December 31, 2001, our top 25 customers represented approximately 69% of our consolidated revenues, with no single customer accounting for more than 6%.

We perform detailed credit risk analysis on our customers. Our credit policy sets different maximum exposure limits depending on our relationship and previous experience with each customer. Credit criteria may include, but are not limited to, customer trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, and operational history.

We seek to reduce credit risk by maintaining insurance coverage against defaults and equipment losses. Although there can be no assurance that such coverage will be available in the future, during 2001 we maintained contingent physical damage, recovery/repatriation and loss of revenue insurance, which provides coverage in the event of a customer’s default. The policy covered the cost of recovering our equipment from the customer, including repositioning costs, the cost of repairing the equipment and the value of equipment which cannot be located or is uneconomical to recover. It also covered a portion of the lease revenues we may lose as a result of the customer’s default (i.e., 180 days of lease payments following default). We are currently negotiating the renewal of our insurance coverage which terminated on January 31, 2002 and expect that premium rates and deductibles could increase as a result of general rate increases for this type of insurance as well as our historical claim experience and that of our competitors in the industry.

Competition

There are many companies leasing intermodal transportation equipment with which we compete. Some of our competitors have greater financial resources than we do, or are subsidiaries or divisions of much larger companies. Over the last several years, there has been consolidation in the container leasing business resulting from several acquisitions. The result of the consolidation has been fewer lessors, a more rationalized industry and a stabilizing pricing environment.

In addition, the containerized shipping industry, which we service, competes with providers of alternative methods of transporting goods, such as by air, truck and rail. We believe that in most instances these alternative methods are not as cost-effective as shipping of containerized cargo.

Because rental rates for chassis and containers are not subject to regulation by any government authority but are determined principally by the demand for and supply of equipment in each geographical area, price is one of the principal methods by which we compete. In times of low demand and excess supply, leasing companies tend to grant price concessions, such as free days or pick-up credits, in order to keep their equipment on lease and to avoid storage charges. We attempt to design lease packages tailored to the requirements of individual customers and consider our long-term relationships with customers to be important to our ability to compete effectively. We also compete on the basis of our ability to deliver equipment in a timely manner in accordance with customer requirements.

Other Business Operations

In addition to our chassis and container leasing operations we also receive revenues from other activities. We lease approximately 500 freight rail cars to railroad companies through our Chicago based Railpool division.

In December 2001, we sold our investment in Personal Computer Rentals (PCR) and have initiated a plan to liquidate the operations of Microtech Leasing Corporation. Both companies are involved in the computer rental business. They have been accounted for as discontinued operations in the consolidated financial statements.

Employees

As of December 31, 2001 we had approximately 196 employees, approximately 173 of whom are based in the United States, excluding discontinued operations. None of our employees is covered by a collective bargaining agreement. We believe our relations with our employees are good.

ITEM 2. PROPERTIES

In connection with our acquisition of Transamerica Leasing, Inc.‘s North American Intermodal Division (TA) in October 2000, we purchased real property located in Chicago, Illinois and Atlanta, Georgia. The purchase price for these two properties was included in the acquisition’s aggregate purchase price. The Chicago site consists of an office and garage building containing approximately 20,000 square feet on approximately 38 acres. The Atlanta, Georgia site was sold on July 31, 2001.

In July 1998 we purchased approximately 18,000 square feet of condominium office space located on the 27th floor at 633 Third Avenue, New York, NY 10017 which serves as our New York office. All of our other commercial office space, aggregating approximately 42,438 square feet, is leased. Our executive offices are located at 211 College Road East, Princeton, New Jersey. We also lease office facilities in Chicago, Atlanta, Jacksonville, Barbados, Aberdeen, Antwerp, Basel, Hong Kong and Singapore.

On January 28, 2002 we executed a Purchase and Sale Agreement, pursuant to which we will acquire the building in Princeton, New Jersey, which houses our corporate offices. The fair market value purchase price of the approximately 39,000 square feet building will be $6,250,000.00 as determined by an independent property appraisal firm and approved by our Board of Directors. We expect to conclude the transaction during the second quarter of 2002. See Note 13 to the 2001 consolidated financial statements for further information regarding this transaction.

ITEM 3. LEGAL PROCEEDINGS

We are engaged in various legal proceedings from time to time incidental to the conduct of our business. In the opinion of management, we are adequately insured against the claims relating to such proceedings, and any ultimate liability arising out of such proceedings will not have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through solicitation of proxies during the fourth quarter of fiscal 2001.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED
               SHAREHOLDER MATTERS

Our Common Stock is traded on the New York Stock Exchange under the symbol “IPX”. The following table sets forth for the periods indicated commencing on January 1, 1999, the high and low last reported sale prices for the Common Stock on the New York Stock Exchange. All share and per share data have been rounded to the nearest cent.

	HIGH	LOW
Calendar Year 1999
First Quarter	$16.75	$12.44
Second Quarter	15.25	10.50
Third Quarter	13.50	7.50
Fourth Quarter	9.13	6.88

Calendar Year 2000
First Quarter	$ 8.00	$ 5.25
Second Quarter	9.75	5.31
Third Quarter	13.63	8.31
Fourth Quarter	17.63	11.56

Calendar Year 2001
First Quarter	$18.44	$12.56
Second Quarter	17.00	13.55
Third Quarter	19.45	14.60
Fourth Quarter	19.25	11.65

As of March 25, 2002 there were approximately 1,500 record holders of our Common Stock. On March 25, 2002 the last reported sale price of the Common Stock on the New York Stock Exchange was $18.06 per share.

We paid a quarterly dividend on our Common Stock in the amount of 3.75 cents per share in January and April 2001 and 5 cents per share in July and October 2001. Effective January 2002, the quarterly dividend rate was increased to 5.5 cents per share.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data, for the periods and at the dates indicated. The historical financial data for each of the five years in the period ended December 31, 2001, and at December 31, 2001, 2000, 1999, 1998 and 1997, are derived from and qualified by reference to the historical consolidated financial statements that have been audited and reported upon by Arthur Andersen LLP, independent public accountants. This information should be read in conjunction with our historical consolidated financial statements and the notes thereto.

SELECTED FINANCIAL DATA (in thousands, except per share amounts)

	YEAR ENDED DECEMBER 31, (1)
	2001 (2)	2000 (3)	1999 (4)	1998 (5)	1997 (6)
INCOME STATEMENT DATA:
Revenues	$305,133	$242,255	$189,788	$174,241	$155,309
Earnings from continuing operations before	135,367	118,060	76,105	94,640	85,210
interest and taxes
Income from continuing operations before change
in accounting principle, extraordinary gain/loss
and discontinued operations	$42,998	$41,800	$20,925	$37,270	$32,897

Income from continuing operations per share before
change in accounting principle, extraordinary
gain/loss and discontinued operations
Basic	$1.57	$1.52	$0.76	$1.35	$1.16

Diluted	$1.48	$1.50	$0.74	$1.30	$1.12

Weighted average shares outstanding:
Basic	27,417	27,421	27,571	27,561	27,552
Diluted	28,965	27,834	28,234	28,615	29,370
Cash dividends declared per common share:	$0.1925	$0.15	$0.15	$0.15	$0.15

	2001	2000	1999	1998	1997
BALANCE SHEET DATA:
Cash, short-term investments and marketable
securities	$102,827	$155,689	$207,002	$112,032	$42,941
Total assets	$1,917,785	$2,194,831	$1,443,259	$1,362,234	$1,114,456
Debt and capital lease obligations	$1,335,310	$1,596,275	$972,366	$912,229	$728,027
Stockholders’ equity	$362,464	$342,231	$301,367	$283,215	$250,446

(1)	All prior year financial information has been adjusted to reflect the operations of Personal Computer Rentals (PCR) and Microtech Leasing Corporation (Microtech) as discontinued operations.

(2)	The 2001 income statement data excludes net of tax extraordinary gains of $558 resulting from the retirement of debt, $833 resulting from the cumulative effect of change in accounting principle and a loss, net of tax, of $1,909 from discontinued operations.

(3)	The 2000 income statement data excludes net of tax extraordinary gains of $840 resulting from the retirement of debt, $660 resulting from the cumulative effect of change in accounting principle, and $1,156 in income from discontinued operations, net of tax.The 2000 results include contributions from the North American Intermodal division of Transamerica Leasing, Inc., which we acquired on October 24, 2000, with an effective date of October 1, 2000. The 2000 results include only the chassis acquired from TA as the rail trailers and domestic containers were identified as assets held for sale at the time of purchase.

(4)	The 1999 income statement data excludes a net of tax extraordinary gain of $740 resulting from the retirement of debt, and $946 in income from discontinued operations, net of tax.

(5)	The 1998 income statement data excludes income from discontinued operations of $344, net of tax.

(6)	The 1997 income statement data excludes a net of tax extraordinary loss of $5,428 resulting from the retirement of debt and $194 in income from discontinued operations, net of tax.

11

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

The following discussion of our historical financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this report.

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

General

We generate revenues through leasing transportation equipment, primarily intermodal chassis and dry freight standard containers. Most of our revenues are derived from payments under operating leases and income earned under finance leases, under which the lessee has the right to purchase the equipment at the end of the lease term.

Revenue derived from an operating lease generally consists of the total lease payment from the customer. In 1999, 2000, and 2001, revenues derived from operating leases were $173.9 million (92% of revenues), $226.3 million (93% of revenues) and $283.9 million (93% of revenues), respectively.

Revenue derived from a direct finance lease consists only of income recognized over the term of the lease using the effective interest method. The principal component of the direct finance lease payment is reflected as a reduction to the net investment in the direct finance lease. In 1999, 2000, and 2001, total payments from direct finance leases were $68.9 million, $65.0 million, and $63.9 million, respectively. In 1999, 2000 and 2001, the revenue component of total lease payments totaled $15.9 million (8% of revenues), $15.9 million (7% of revenues) and $21.2 million (7% of revenues).

Our mix of operating and direct finance leases is a function of customer preference and demand and our success in meeting those customer requirements. During the initial two years of either an operating lease or a direct finance lease, the contribution to our earnings before interest and taxes is very similar. In subsequent periods however, the operating lease will generally be more profitable than a direct finance lease, primarily due to the return of principal inherent in a direct finance lease. However, after the long-term portion (and any renewal) of an operating lease expires, the operating lease will have redeployment costs and related risks which are avoided under a direct finance lease.

We conduct business with shipping line customers throughout the world and are thus subject to the risks of operating in disparate political and economic conditions. Offsetting this risk is the worldwide nature of the shipping business and the ability of our shipping line customers to ship their operations from areas of unfavorable political and/or economic conditions to more promising areas. Substantially all of our revenues are billed and paid in U.S. dollars. We believe these factors substantially mitigate foreign currency rate risks.

Our container leasing operations are conducted through our subsidiary, Interpool Limited, a Barbados corporation. Our effective tax rate benefits substantially from the application of an income tax convention, pursuant to which the profits of Interpool Limited from container leasing operations are exempt from federal taxation in the United States. These profits are subject to Barbados tax at rates which are significantly lower than the applicable rates in the United States. See “ — United States Federal Income Tax.” Our chassis leasing operations are conducted primarily through Trac Lease and Interpool. The short-term portion of our container leasing operations is conducted through our 50%-owned affiliate, CAI. A portion of our other United States equipment leasing activities are conducted through Interpool itself.

During the three months ended September 30, 2001, we initiated a plan to dispose of PCR, a 51%-owned subsidiary engaged in leasing computers and related equipment, and to discontinue the operations of Microtech, a 75.5%-owned subsidiary, also engaged in computer leasing. As a result, PCR and Microtech have been classified as discontinued operations in the consolidated financial statements. On December 31, 2001, we completed the sale of our 51% ownership stake in PCR to an investment group comprised of the management of PCR.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues. Our revenues increased to $305.1 million for the year ended December 31, 2001, from $242.3 million in the year ended December 31, 2000, an increase of $62.8 million or 26%. The increase was primarily attributable to our October 2000 acquisition of the North American Intermodal division of Transamerica Leasing Inc. (TA) which resulted in $58.2 million of additional leasing revenues generated from the assets acquired which were not included as assets held for sale. In addition, finance lease revenues increased $5.3 million, which includes the favorable impact of an adjustment to income earned on finance lease receivables of $1.1 million related to prior periods, partially offset by decreased operating lease revenues of $.7 million. Our revenue includes $6.8 million due from a customer in default which is recoverable from insurance. Utilization rates of the container and chassis operating lease fleet at December 31, 2001 were 96% and 92%, respectively, and at December 31, 2000 were 99% and 97%, respectively.

Lease Operating and Administrative Expenses. Our lease operating and administrative expenses increased to $90.0 million for the year ended December 31, 2001 from $58.7 million in the year ended December 31, 2000, an increase of $31.3 million or 53%. The increase was primarily due to our October 2000 acquisition of assets from TA which resulted in $21.1 million of additional lease operating and administrative expenses. In addition we had expanded operations generating increased equipment rental of $7.7 million, minority interest expense of 1.6 million, storage expense of $1.3 million and employee benefits expense of $.6 million, partially offset by reduced insurance expense of $.3 million and legal fees of $.3 million. Maintenance and repairs expense decreased $.7 million which resulted from additional repairs on our operating lease equipment of $1.6 million, offset by $2.3 million of billable repairs to a customer in default which is recoverable from insurance.

Provision for Doubtful Accounts. The provision for doubtful accounts increased to $2.3 million for the year ended December 31, 2001 from $2.2 million for the year ended December 31, 2000, an increase of $.1 million or 5%.

Depreciation and Amortization of Leasing Equipment. Our depreciation and amortization expenses increased to $74.3 million for the year ended December 31, 2001 from $60.8 million for the year ended December 31, 2000, an increase of $13.5 million or 22%. The increase was primarily a result of the October 2000 acquisition of assets from TA, partially offset by reduced depreciation expense of $3.9 million as a result of our sale of rail trailers and domestic containers to TIP in March 2001 as detailed in Note 7 to the consolidated financial statements. Additionally, effective October 1, 2000, we revised our estimate of the depreciation life of chassis from 15 years to 17.5 years. The effect of this change was to decrease depreciation expense by $1.0 million for the three months ended December 31, 2000. For the year ended December 31, 2001, the effect of this change was to decrease depreciation expense by $3.7 million.

Other (Income)/Expense, Net. The change in other (income)/expense, net of $2.0 million was primarily due to a gain of $1.8 million on the sale of the rail trailers and domestic containers previously owned by us to TIP Intermodal Services (TIP), a GE Capital Company. These rail trailers and domestic containers were not acquired from TA as part of the October 2000 acquisition. Additionally, our net loss on the sale of leasing equipment increased $.2 million during the year ended December 31, 2001, partially offset by an increase in our income from unconsolidated subsidiaries of $.4 million during the year ended December 31, 2001. During the year ended December 31, 2001, our net loss on the sale of leasing equipment includes losses on sales of equipment recovered from a customer in default of $1.4 million.

Interest Expense, Net. Our net interest expense increased to $85.6 million in the year ended December 31, 2001 from $68.1 million in the year ended December 31, 2000, an increase of $17.5 million or 26%. The increase in net interest expense was due to increased interest expense of $10.4 million, as well as decreased investment income of $7.1 million. The increase in interest expense was primarily due to increased borrowings to acquire assets from TA and fund capital expenditures, resulting in incremental interest expense of $11.0 million, partially offset by reduced interest rates resulting in reduced interest expense of $.6 million.

Provision for Income Taxes. Our provision for income taxes decreased to $6.7 million from $8.2 million primarily due to a lower effective tax rate resulting from greater income contribution from the international container division, which is subject to a lower statutory tax rate than our domestic intermodal division.

Income from Continuing Operations Before Cumulative Effect of Change in Accounting Principle and Extraordinary Gain. As a result of the factors described above, our income from continuing operations before cumulative effect of change in accounting principle and extraordinary gain was $43.0 million in the year ended December 31, 2001 versus $41.8 million in the year ended December 31, 2000.

(Loss) Gain from Discontinued Operations. During the three months ended September 30, 2001, we initiated a plan to dispose of PCR, a 51%-owned subsidiary, and to discontinue the operations of Microtech, a 75.5%-owned subsidiary and liquidate its lease portfolio. As a result of this decision, PCR and Microtech have been classified as discontinued operations in the consolidated financial statements. On December 31, 2001, we completed the sale of our 51% ownership stake of PCR to an investment group comprised of the management of PCR. Our loss from discontinued operations was $1.9 million for the year ended December 31, 2001, as compared to a gain from discontinued operations of $1.2 million for the year ended December 31, 2000. The increased loss is primarily due to $1.7 million of losses incurred by PCR during the year ended December 31, 2001, as compared to $.7 million of income during the year ended December 31, 2000. In addition, Microtech incurred $.2 million of losses during the year ended December 31, 2001, as compared to $.5 million of income during the year ended December 31, 2000. The increased losses are primarily the result of a weaker economic environment.

Cumulative Effect of Change in Accounting Principle. We recorded the cumulative effect of a change in accounting principle of $.8 million in the three months ended March 31, 2001. This represents the cumulative effect through December 31, 2000 regarding our accounting for swap transactions not accounted for as hedges in accordance with the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of Statement 133 on January 1, 2001 increased liabilities by approximately $9.0 million, with offsetting amounts recorded as decreases to deferred tax liabilities of $2.4 million and accumulated other comprehensive income of $7.4 million.

We recorded the cumulative effect of a change in accounting principle of $.7 million in the three months ended March 31, 2000. This represents a change in our accounting for its maintenance and repairs expense from an accrual to cash basis.

Extraordinary Gain. We recorded an extraordinary gain on the retirement of debt of $.6 million in the year ended December 31, 2001 and $.8 million in the year ended December 31, 2000.

Net Income. As a result of the factors described above, our net income decreased to $42.5 million in the year ended December 31, 2001 from $44.5 million in the year ended December 31, 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues. Our revenues increased to $242.3 million for the year ended December 31, 2000, from $189.8 million in the year ended December 31, 1999, an increase of $52.5 million or 28%. The increase was primarily attributable to our October 2000 acquisition of the North American Intermodal division of TA which resulted in $20.8 million of additional leasing revenues generated from the assets acquired which were not included as assets held for sale and increased operating lease revenues of $31.7 million primarily generated by an expanded container and chassis fleet. Utilization rates of the container and chassis operating lease fleet at December 31, 2000 were 99% and 97%, respectively, and at December 31, 1999 were 98% and 95%, respectively.

Lease Operating and Administrative Expenses. Our lease operating and administrative expenses increased to $58.7 million for the year ended December 31, 2000 from $48.3 million in the year ended December 31, 1999, an increase of $10.4 million or 22%. The increase was primarily due to our October 2000 acquisition of assets from TA which resulted in $6.4 million of additional lease operating and administrative expenses. In addition we had higher operating and administrative expenses resulting from expanded operations generating increased equipment rental of $2.7 million, licensing expense of $1.1 million, insurance expense of $1.0 million, consulting expense of $.7 million and salary expense of $.2 million, partially offset by reduced maintenance and repairs expense of $1.7 million.

Provision for Doubtful Accounts. Our provision for doubtful accounts decreased to $2.2 million for the year ended December 31, 2000 from $6.9 million for the year ended December 31, 1999, a decrease of $4.7 million. The decrease was primarily due to additional bad debt reserves for specific losses of $4.7 million incurred during 1999.

Depreciation and Amortization of Leasing Equipment. Our depreciation and amortization expenses increased to $60.8 million for the year ended December 31, 2000 from $55.6 million for the year ended December 31, 1999, an increase of $5.2 million or 9%. The increase was primarily a result of the October 2000 acquisition of assets from TA, partially offset by a $6.8 million write down during 1999 for certain container equipment for which the residual value was impaired. A specific manufacturer provided us with defective containers subject to a warranty claim, for which the expenses are not recoverable due to the bankruptcy of the manufacture. We isolated the unit numbers of the defective containers and analyzed the proceeds received upon the sale of these defective containers. We then reduced the book value of these defective containers to scrap value in order to approximate their net realizable value. Additionally, effective October 1, 2000, we revised our estimate of the depreciation life of chassis from 15 years to 17.5 years. The effect of this change was to decrease depreciation expense by $1.0 million for the three months ended December 31, 2000.

Other (Income)/Expense, Net. The change in other (income)/expense, net of $.3 million was due to an increase in our income from unconsolidated subsidiaries of $.4 million. Additionally our net loss on sale of leasing equipment was $1.5 million in the year ended December 31, 2000 as compared to a loss of $1.4 million in 1999.

Interest Expense, Net. Our net interest expense increased to $68.1 million in the year ended December 31, 2000 from $52.4 million in the year ended December 31, 1999, an increase of $15.7 million or 30%. The increase in net interest expense was due to increased interest expense of $20.2 million, partially offset by increased investment income of $4.5 million. The increase in interest expense was primarily due to increased borrowings to fund capital expenditures resulting in incremental interest expense of $19.0 million, as well as increased interest rates resulting in incremental interest expense of $1.2 million.

Provision for Income Taxes. Our provision for income taxes increased to $8.2 million from $2.8 million primarily due to higher taxable income, as well as a higher effective tax rate resulting from greater income contribution from the domestic intermodal division, which is subject to a higher statutory tax rate than our international container division.

Income from Continuing Operations Before Cumulative Effect of Change in Accounting Principle and Extraordinary Gain. As a result of the factors described above, our income from continuing operations before cumulative effect of change in accounting principle and extraordinary gain was $41.8 million in the year ended December 30, 2000 versus $20.9 million in the year ended December 31, 1999.

(Loss) Gain from Discontinued Operations. Our gain from discontinued operations was $1.2 million for the year ended December 31, 2000, as compared to a gain from discontinued operations of $.9 million for the year ended December 31, 1999. The increased gain is primarily due to $.7 million of income earned by PCR during the year ended December 31, 2000, as compared to $.3 million of income during the year ended December 31, 1999. In addition, Microtech earned $.5 million of income during the year ended December 31, 2000, as compared to $.7 million of income during the year ended December 31, 1999.

Cumulative Effect of Change in Accounting Principle. We recorded the cumulative effect of a change in accounting principle of $.7 million in the three months ended March 31, 2000. This represents a change in our accounting for its maintenance and repairs expense from an accrual to cash basis.

Extraordinary Gain. We recorded an extraordinary gain on the retirement of debt of $.8 million in the year ended December 31, 2000 and $.7 million in the year ended December 31, 1999.

Net Income. As a result of the factors described above, our net income increased to $44.5 million in the year ended December 31, 2000 from $22.6 million in the year ended December 31, 1999.

Liquidity and Capital Resources

We use funds from various sources to finance the acquisition of equipment for lease to customers. The primary funding sources are cash provided by operations, borrowings (generally from banks), securitization of lease receivables, the issuance of capital lease obligations and the sale of our securities. In addition, we generate cash from the sale of equipment being retired from our fleet. In general, we seek to meet debt service requirements from the leasing revenue generated by our equipment. Since 1990, we have been steadily increasing our fleet of chassis and containers and adding to our portfolio of finance leases. We generated cash flow from operations of $111.5 million, $115.6 million, and $72.8 million in 2001, 2000, and 1999, respectively. In 2001, 2000 and 1999 net cash (used for) provided by financing activities was $(218.9) million, $621.9 million and $244.0 million, respectively. We have purchased equipment costing $280.8 million in 2001, $293.5 million in 2000, and $296.3 million in 1999.

The following table sets forth certain historical cash flow information for the three years ended December 31, 2001.

	Year Ended December 31,
	2001	2000	1999
	(Dollars in millions)
Net cash provided by operating activities	$111.5	$115.6	$72.8
Proceeds from disposition of leasing equipment	30.9	84.4	22.9
Acquisition of leasing equipment	(157.1)	(245.8)	(196.2)
Investment in direct financing leases	(123.7)	(47.7)	(100.1)
Net collections on direct finance leases	43.0	49.1	53.0
Net proceeds (payments) of issuance of long-term debt
and capital lease obligations in excess of payment of
long-term debt and capital lease obligations	(99.7)	474.4	80.8

In March 1999, we established a container securitization facility of $250.0 million. This program provides us with a lower cost of capital for our finance lease business and access to an additional source of funding. On March 31, 1999, we securitized approximately $235.5 million of lease receivables through utilization of $190.0 million of this facility. This transaction was accounted for as a sale and we recorded a pre-tax gain of $7.9 million which is included in revenues; other costs and associated tax effect brought the net gain to $5.5 million. A portion of the gain has been deferred to record an estimate of the losses under recourse provisions for the lease receivables securitized. Included in other investment securities at December 31, 2001, is approximately $16.0 million of retained interests in the securitized lease receivables. In July 2001, the container securitization facility, which was originally established as an off-balance sheet source of financing, was amended allowing additional financings to be accounted for as on-balance sheet secured debt financing. At December 31, 2001, $108.6 million of the container securitization facility was utilized, of which $64.5 million relates to off-balance sheet financing, while $44.1 million relates to on-balance sheet financing and is included in debt and capital lease obligations in the consolidated balance sheets.

In October 2000, we established a secured financing facility in the amount of $300.0 million, to fund the TA transaction. At December 31, 2001, $97.7 million of this facility was outstanding with an interest rate of 3.94%. The principal balance is payable in quarterly installments of $.5 million, with a balloon payment in October 2002.

In July 2000, we established a chassis securitization facility of $280.0 million. In October 2000, this chassis securitization facility was increased to $300.0 million. At December 31, 2001, $277.4 million of this facility was outstanding with an interest rate of 4.75%, including the effect of interest rate swap contracts in place as of December 31, 2001. This facility provides us an additional source of funding and is accounted for as on-balance sheet secured debt financing.

We have a $215.0 million revolving credit facility with a group of commercial banks; on December 31, 2001, $215.0 million was outstanding, with an interest rate of 6.21%, including the effect of interest rate swap contracts in place as of December 31, 2001. In July 2000, this facility was renewed and amended with the term extended to July 31, 2005. The credit limit remains at $215.0 million through July 31, 2003; thereafter the credit limit declines to $193.5 million through July 31, 2004 and $172.0 million through July 31, 2005. In addition, as of December 31, 2001, we had an available line of credit of $10.0 million under one facility, of which $3.2 million was outstanding. The interest rate under this facility as of December 31, 2001 was 4.3%. Subsequent to December 31, 2001 we have continued to incur and repay debt obligations in connection with financing our equipment leasing activities. Under our revolving credit facility and most of our other debt instruments, we are required to maintain a tangible net worth (as defined) of $125.0 million, a fixed charge coverage ratio of 1.5 to 1 and a funded debt to net worth ratio of 4.0 to 1. At December 31, 2001, we were in compliance with these requirements.

In February 1998, we issued $100.0 million principal amount of 6-5/8% Notes due 2003 (the “6-5/8% Notes”). The net proceeds were used to repay $83.0 million in borrowings under the revolving credit agreement and for other general corporate purposes. During the fourth quarter of 1999, we retired $17.0 million of the 6-5/8% Notes and recognized an extraordinary gain of $.7 million net of tax expense of $.5 million. During the first quarter of 2000, we retired $8.2 million of the 6-5/8% Notes and recognized an extraordinary gain of $.5 million net of tax expense of $.3 million. During 2001, we retired $27.2 million of the 6-5/8% Notes and recognized an extraordinary gain of $.4 million net of tax expense of $.3 million. As of December 31, 2001, $47.6 million principal amount of the 6-5/8% Notes remains outstanding.

In July and August, 1997, we issued $225.0 million of ten year notes, comprised of $150.0 million of 7.35% Notes due 2007 and $75.0 million of 7.20% Notes due 2007. The net proceeds from these offerings were used to repay secured indebtedness, to purchase equipment and for other investments. During the first quarter of 2000, we retired $3.0 million of the 7.35% Notes and recognized an extraordinary gain of $.4 million net of tax expense of $.2 million. During 2001, we retired $2.1 million of the 7.20% Notes and recognized an extraordinary gain of $.1 million. As of December 31, 2001, $72.9 million and $147.0 million principal amount of the 7.20% and 7.35% Notes, respectively, remains outstanding.

In April 1998, we acquired a 50% interest in CAI, a container leasing company which primarily engages in short term master leases. We also advanced CAI subordinated debt. Our investment in and advances to CAI totaled approximately $51.2 million at December 31, 2001.

In October 2000, we completed the acquisition of the North American Intermodal Division of Transamerica Leasing, Inc., a subsidiary of Transamerica Finance Corporation and AEGON N.V. Under the terms of the agreement, we acquired substantially all of the domestic containers, chassis and trailers of the North American Intermodal Division and related assets and assumed most of the liabilities of the business. We paid approximately $672.0 million, with the acquisition being financed through a combination of cash and proceeds from committed secured financing facilities equal to approximately $365.0 million. In the acquisition, we acquired approximately 70,000 chassis, 23,000 rail trailers and 18,000 domestic containers. In March 2001, we sold 40,000 rail trailers and domestic containers previously acquired in the Transamerica transaction along with 10,000 of our existing rail trailers and domestic containers to GE Capital for approximately $345.0 million.

In May 1999, our Microtech subsidiary acquired a 51% interest in Personal Computer Rentals, Inc. (PCR), a nationwide lessor of computers and related equipment. We also provided financing to PCR. During the three months ended September 30, 2001, we initiated a plan to dispose of PCR, a 51%-owned subsidiary, and to discontinue the operations of Microtech, a 75.5%-owned subsidiary and liquidate its lease portfolio. As a result of this decision, PCR and Microtech have been classified as discontinued operations in the consolidated financial statements. On December 31, 2001, we completed the sale of our 51% ownership stake of PCR to an investment group comprised of the management of PCR.

During the three months ended June 30, 2001, we initiated a bankruptcy claim against a customer and sought to collect receivables and to recover equipment values through its insurance policies. We have demanded the return of approximately $48.6 million of equipment, including $8.5 million of direct finance leases which were reclassified to leasing equipment. The total net book value of equipment leased to this customer as of December 31, 2001 was approximately $10.7 million. We anticipate that approximately $8.5 million of this equipment will not be recovered from the customer. In addition, the outstanding receivables from this customer as of December 31, 2001 totaled approximately $19.7 million of which $18.8 million is covered by insurance, with the balance reserved for in the allowance for doubtful accounts.

At this time, we estimate no impairment upon the liquidation and/or re-lease of these assets after considering anticipated insurance proceeds. The maximum insurance coverage related to this claim is $35.0 million. The overall recovery of the asset values has been evaluated taking into consideration the equipment book value, the cost to recover and re-lease the equipment, and the total outstanding receivables, as well as the likelihood to collect through the recovery and sale of the equipment or the stipulated equipment values within the insurance policy. We recorded revenue from these leases through August 20, 2001 at which time, revenue recognition was discontinued, as lease payments through August 20, 2001 were covered by the insurance policies.

We will continue to assess the overall recovery of the asset values and adjust the assumptions used in evaluating the total insurance claim with respect to this customer’s bankruptcy. As additional information becomes available, reserves for the impairment of the asset values may be necessary based upon changes in economic conditions and the assumptions used in evaluating the total insurance claim.

As of December 31, 2001, commitments for capital expenditures totaled approximately $70.6 million. We believe that cash on hand, cash flow from operations, borrowings under credit facilities and the net proceeds of the issuance of debt and equity securities in appropriate markets will be sufficient to meet our working capital needs, capital expenditures and required debt repayments for the next twelve months. Required debt repayments are $179.7 million for the next twelve months. In addition, we expect to rely in substantial part on long-term financing for any purchase of equipment or strategic acquisitions to expand our business in the future. We cannot assure that additional long-term financing will be available for these purposes on acceptable terms or at all. In addition, from time to time, we explore new sources of capital both at the parent and subsidiary levels.

As previously announced, we have authorized the repurchase up to 1,000,000 shares of our common stock. The shares will be purchased from time to time through open market purchases or privately negotiated transactions. During the fourth quarter of 2001, we purchased 58,100 shares for an aggregate purchase price of $.9 million. A total of 158,500 shares were purchased by us during the fourth quarter of 1999, for an aggregate purchase price of $1.2 million.

From time to time, we enter into discussions with third parties regarding potential acquisitions or business combinations. If additional capital were to be required for any such acquisition, there can be no assurance that such additional capital would be available on terms acceptable to us.

We previously announced that we were evaluating a possible restructuring that would involve a distribution to our stockholders of shares in a newly-formed company that would operate our short-term chassis leasing business. We are not actively pursuing such a restructuring at the present time.

In 2001, we entered into an interest rate swap contract with notional amounts totaling $51.5 million. These amounts relate to on and off balance sheet financing, of which the notional amounts are $43.3 million and $8.2 million, respectively. The terms of the interest rate swap contract are for six years. The interest rate swap contracts convert variable rate debt into fixed rate debt. The maturity of the contract coincides with the maturity of the underlying debt instruments hedged. At December 31, 2001, the on and off balance sheet notional amounts are approximately $39.6 million and $7.4 million, respectively.

In 2000, we entered into interest rate swap contracts with notional amounts totaling $334.9 million. The terms of the interest rate swap contracts are for two and seven years. The interest rate swap contracts convert variable rate debt into fixed rate debt. The maturity of these contracts coincides with the maturity of the underlying debt instruments hedged. At December 31, 2001, the notional amount was approximately $323.3 million.

In 1998, we entered into interest rate swap contracts with notional amounts totaling $79.7 million. The terms of the interest rate swap contracts are for three, five and seven years. The interest rate swap contracts convert variable rate debt into fixed rate debt. The maturity of these contracts coincides with the maturity of the underlying debt instruments hedged. In 2000, a portion of the debt instrument hedged was retired and the related portion of the swap contract was closed. At December 31, 2001, the notional amount was approximately $34.2 million.

Prior to the adoption of Statement 133, interest differentials paid or received under these contracts are recognized as yield adjustments to the effective yield of the underlying debt instruments hedged. Interest rate swap contracts would only be recognized at fair value if the hedged relationship is terminated. Gains or losses accumulated prior to termination of the relationship would be amortized as a yield adjustment over the shorter of the remaining life of the contract, or the remaining period to maturity of the underlying debt instrument hedged. If the contract remained outstanding after termination of the hedged relationship, subsequent changes in market value of the contract would be recognized in earnings. We do not use leverage swaps and do not use leverage in any of our investment activities that would put principal capital at risk.

United States Federal Income Tax

We are subject to federal and state income taxes as a Subchapter “C” corporation under the Internal Revenue Code. Interpool, Trac Lease and other United States subsidiaries file a consolidated United States federal income tax return. This consolidated group is liable for federal income taxes on its worldwide income.

Personal Holding Company Issues. The federal income tax laws have two requirements for classifying a company as a personal holding company. We and our subsidiaries currently satisfy the first requirement, the ownership of more than 50% of the value of Interpool’s stock by five or fewer individuals. Whether or not we or any of our subsidiaries satisfy the second requirement, that at least 60% of such corporation’s adjusted ordinary gross income constitutes personal holding company income, will depend upon such corporation’s income mix.

Based upon current management projections, we will be considered a personal holding company for federal income tax purposes for 2001 (and possibly in subsequent years). If we or any of our subsidiaries are classified as a personal holding company for federal income tax purposes, in addition to our regular federal income tax liability, our subsidiary’s undistributed personal holding company income (generally taxable income with certain adjustments, including a deduction for federal income taxes and dividends paid) would be subject to a personal holding company tax at the highest marginal federal income tax rate applicable to unmarried individuals. Management anticipates that for 2001 our current level of dividends will be sufficient to avoid having any undistributed personal holding company income, and thus does not anticipate that there will be any personal holding company tax imposed for 2001. There can be no assurance, however, that we will not at some point in the future become liable for personal holding company tax. Furthermore, we may at some point in the future elect to increase the dividend rate on our common stock in order to avoid personal holding company tax.

We have incurred certain losses from leasing activities that are characterized for tax purposes as “Suspended Passive Losses.” These losses can be carried forward indefinitely to offset income from future leasing activities. As of December 31, 2001 such suspended passive losses totaled approximately $286.3 million.

Trac Lease. Trac Lease has approximately $15.6 million of net operating loss carry-forwards for federal income tax purposes, which may be used only to offset the income of Trac Lease and, if not utilized, will expire between 2005 and 2006. The use of substantially all these loss carry-forwards is subject to a number of limitations under federal tax laws.

Interpool Limited. Under certain circumstances, Interpool may be liable for United States federal income taxes on earnings of Interpool Limited and any other foreign subsidiaries of ours, whether or not such earnings are distributed to us. This would occur if Interpool Limited realized “Subpart F income” as defined in the Code, if it were deemed to be a foreign personal holding company or a passive foreign investment company, or if it were to have an increase in earnings invested in United States property.

Subpart F income includes foreign personal holding company income, such as dividends, interest and rents. Although a substantial portion of Interpool Limited’s income consists of rents from container leasing activities, we believe that such rents are not Subpart F income because they are derived from the active conduct of a trade or business and received from unrelated persons. However, Interpool Limited has received some dividend and interest income in past years, which was taxed as Subpart F income.

If Interpool Limited were treated as a foreign personal holding company for any year, we would be taxed on the amount we would have received if Interpool Limited had distributed all its income to us as a dividend. One of the conditions for treating a foreign subsidiary as a foreign personal holding company is that a minimum of 60% of the foreign subsidiary’s gross income must be foreign personal holding company income. Foreign personal holding company income does not include rental income that constitutes at least 50% of the subsidiary’s gross income. Because we expect that rental income will constitute at least 50% of Interpool Limited’s gross income, we do not anticipate that Interpool Limited will be deemed a foreign personal holding company.

A parent company is also subject to taxation when a foreign subsidiary increases the amount of its earnings invested in United States property during any calendar year. We do not expect that Interpool Limited will invest any earnings in United States property.

At December 31, 2001 unremitted earnings of this subsidiary were approximately $236.6 million. The deferred U.S. Federal Income taxes related to the unremitted earnings of this subsidiary would be approximately $82.8 million, assuming these earnings are taxable at the U.S. statutory rate, net of foreign tax credits.

United States/Barbados income tax convention. Interpool Limited’s business is managed and controlled in Barbados; it also has a permanent establishment in the United States. Under the income tax convention between the United States and Barbados, including any protocols and amendments (the “Tax Convention”), any profits of Interpool Limited from leasing of containers used in international trade generally are taxable only in Barbados and not in the United States. Interpool Limited is entitled to the benefits of the Tax Convention for each year that more than 50% of the shares of Interpool Limited are owned, directly or indirectly, by United States citizens or residents and its income is not used in substantial part, directly or indirectly, to meet liabilities to persons who are not residents or citizens of the United States. We believe that Interpool Limited passes both of these tests and should continue to be eligible for the benefits of the Tax Convention, but there can be no assurance as to this continued eligibility. If Interpool Limited ceased to be eligible for the benefits of the Tax Convention, a substantial portion of its income would become subject to the 35% United States federal income tax and the 30% branch profits tax.

The Tax Convention does not afford Interpool Limited any relief from the personal holding company tax or any other tax that may be imposed on the undistributed earnings of a Barbados corporation. To the extent that Interpool Limited has United States source income that is personal holding company income or is not needed in its business, Interpool Limited could be taxed on this income unless it is distributed to Interpool as a dividend. We expect that Interpool Limited would distribute this income to Interpool.

State and Local Taxes

Income taxes. Interpool and Trac Lease are liable for state and local income taxes on their income, and Interpool Limited is liable for state and local income taxes on its earnings attributable to operations in the United States.

Sales tax. To date, Interpool Limited and Trac Lease generally have not paid sales taxes on their leasing revenues to the states in which they conduct business because management has believed such revenues to be exempt from state sales taxes on several grounds, including a long-standing interpretation of the Commerce Clause of the United States Constitution that would prohibit the imposition of a tax on cargo containers and chassis used primarily for transportation of goods in interstate commerce or international trade. Recently, Itel Containers International Corp. (“Itel”), a container leasing company, challenged an attempt by the State of Tennessee to collect sales tax on Itel’s proceeds from the leasing of containers delivered in Tennessee. In a ruling by the United States Supreme Court in February 1993, Itel’s position was rejected and the Court upheld the right of Tennessee to impose sales tax on leasing revenues from containers delivered in Tennessee. We cannot predict the extent to which states other than Tennessee will now attempt to collect sales tax on our equipment leasing revenues based on this Supreme Court decision. Under the terms of our equipment leases, we would be entitled to pass any such sales tax on to our lessees.

Inflation

Management believes that inflation has not had a material adverse effect on our results of operations. In the past, the effects of inflation on administrative and operating expenses have been largely offset through economies of scale achieved through expansion of the business.

Recent Accounting Pronouncements

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

On January 1, 2001, we adopted Statement 133. We apply Statement 133 to only those hybrid instruments that were issued, acquired or substantively modified after December 31, 1998. Statement 133, in part, allows special hedge accounting for fair value and cash flow hedges. Statement 133 provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized currently in earnings in the same accounting period. Statement 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. (The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings.)

As of December 31, 2000, we had entered into 13 interest rate swap agreements with various financial institutions. The aggregate notional balance of the swaps was $389.5 million as of December 31, 2000. We use these agreements to manage interest rate risks created by loans indexed to a floating rate index, primarily LIBOR, and contractually terminate at various dates between 2001 and 2007. Under previous generally accepted accounting principals, as interest rates change we accrued the interest differential payable or receivable by us on our interest rate swaps and we recognized this accrued interest differential over the life of the swap agreement. In contrast, Statement 133 requires that changes in the fair value of the swap agreements which are designated as effective cash flow hedges be reported as a component of other comprehensive income and changes in the fair value of the swap agreements that do not qualify for hedge accounting to be reported in earnings. We have determined that of the 13 interest rate swap agreements held, 10 qualify under Statement 133 as effective cash flow hedges with no ineffectiveness, while the remaining 3 interest rate swap agreements intended as cash flow hedges do not quality for hedge accounting treatment. Upon the adoption of Statement 133 on January 1, 2001, we recorded the swap contracts at their fair value resulting in an increase in liabilities of approximately $9.0 million, with offsetting amounts recorded as decreases to deferred tax liabilities of $2.4 million and accumulated other comprehensive income of $7.4 million and an increase to earnings (net of tax) of $0.8 million.

On June 29, 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Statement 142 will apply to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. The statement will supersede Accounting Principals Board, or APB, Opinion No. 17, “Intangible Assets,” and will carry forward provisions in APB Opinion No 17 related to internally developed intangible assets. Adoption of Statement 142 will result in ceasing amortization of goodwill. All of the provisions of the statement should be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. We are currently evaluating our goodwill as prescribed by Statement 142 and do not expect the adoption of Statement 142 to result in an adjustment to recorded goodwill. Total goodwill recorded by the Company was approximately $9.7 million related to certain investments accounted for under the equity method of accounting.

In August 2001, the Financial Accounting Standards Board (FASB) approved its proposed Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. All the provisions of the statement should be applied to fiscal years beginning after December 15, 2001. We are currently evaluating the carrying value of our long lived assets as prescribed by Statement 144 and do not expect that the adoption of this statement in the first quarter of 2002 to have a material effect on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. We manage interest rate risk to protect its margins on existing transactions. Interest rate risk is the risk of earnings volatility attributable to changes in interest rates. Additionally, we consider interest rate swap contracts as an integral part of borrowing transactions. We seek to minimize our exposure by entering into amortizing interest rate swap contracts, which coincide with the principal and maturity of the underlying debt instruments hedged. We do not use leveraged swaps and do not use leverage in any of our investment activities that would put principal capital at risk.

For 2001, a 10% change in interest rates would result in a $1.3 million change in pretax earnings.

For further information regarding our floating and fixed rate debt, reference is made to Note 4 to the 2001 Consolidated Financial Statements.

Credit Risk

We maintain detailed credit records about our customers. Our credit policy sets different maximum exposure limits for our customers. Credit criteria may include, but are not limited to, customer trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, and operational history.

We seek to reduce credit risk by maintaining insurance coverage against defaults and equipment losses. Although there can be no assurance that such coverage will be available in the future, during 2001 we maintained contingent physical damage, recovery/repatriation and loss of revenue insurance, which provides coverage in the event of a customer’s default. The policy covered the cost of recovering our equipment from the customer, including repositioning costs, the cost of repairing the equipment and the value of equipment which cannot be located or is uneconomical to recover. It also covered a portion of the lease revenues we may lose as a result of the customer’s default (i.e., 180 days of lease payments following default). We are currently negotiating the renewal of our insurance coverage which terminated on January 31, 2002 and expect that premium rates and deductibles could increase as a result of general rate increases for this type of insurance as well as our historical claim experience and that of our competitors in the industry.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page No.
INTERPOOL, INC.

Report of Independent Public Accountants	24

Consolidated Balance Sheets--At December 31, 2001 and 2000	25

Consolidated Statements of Income For the Years Ended December 31, 2001, 2000 and 1999	26

Consolidated Statements of Changes in Stockholders’ Equity For the Years Ended December 31, 2001,
2000 and 1999	27

Consolidated Statements of Cash Flows For the Years Ended December 31, 2001, 2000 and 1999	28

Notes to Consolidated Financial Statements	29

23

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Interpool, Inc.:

We have audited the accompanying consolidated balance sheets of Interpool, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interpool, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 1 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments.

Arthur Andersen LLP

New York, New York
February 26, 2002

INTERPOOL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2001 AND 2000

(dollars in thousands, except share and per share amounts)

	2001	2000
ASSETS

CASH AND SHORT-TERM INVESTMENTS	$ 102,189	$ 155,553
MARKETABLE SECURITIES, at fair value	638	136
ACCOUNTS AND NOTES RECEIVABLE, less allowance of $5,862 and
$14,271, respectively	64,891	63,470
ASSETS HELD FOR SALE	—	348,389
NET INVESTMENT IN DIRECT FINANCING LEASES	229,239	151,386
OTHER RECEIVABLES, net, including amounts from related parties of
$-0- and $13,433, respectively	43,434	53,354
LEASING EQUIPMENT, net of accumulated depreciation and amortization of
$322,702 and $275,405, respectively	1,372,326	1,254,935
OTHER INVESTMENT SECURITIES, at fair value	15,970	30,454
OTHER ASSETS	79,078	99,111
ASSETS RELATED TO DISCONTINUED OPERATIONS	10,020	38,043

TOTAL ASSETS	$ 1,917,785	$ 2,194,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$ 80,683	$ 122,673
INCOME TAXES:
Current	353	1,075
Deferred	29,890	28,892

	30,243	29,967

DEFERRED INCOME	766	911
DEBT AND CAPITAL LEASE OBLIGATIONS
Due within one year	179,664	199,487
Due after one year	1,155,646	1,396,788

	1,335,310	1,596,275

LIABILITIES RELATED TO DISCONTINUED OPERATIONS	6,072	25,823

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
SECURITIES IN SUBSIDIARY GRANTOR TRUSTS (holding solely junior
Subordinated Deferrable interest debentures of the Company) (75,000 shares
9-7/8% Capital Securities outstanding, liquidation preference $75,000)	75,000	75,000

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES	27,247	1,951

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued	—	—
Common stock, par value $.001 per share; 100,000,000 shares authorized,
27,579,952 issued at December 31, 2001 and 2000	28	28
Additional paid-in capital	124,184	124,184
Treasury stock, at cost, 216,600 and 158,500 shares at December 31, 2001	(2,099)	(1,170)
and 2000, respectively
Retained earnings	255,154	217,955
Accumulated other comprehensive income (loss)	(14,803)	1,234

Total stockholders’ equity	362,464	342,231

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,917,785	$ 2,194,831

The accompanying notes to consolidated financial statements are an integral part of these balance sheets. 25

INTERPOOL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (dollars in thousands, except share and per share amounts)

	2001	2000	1999
REVENUES	$305,133	$242,255	$189,788

COST AND EXPENSES:
Lease operating expenses	63,870	36,865	28,391
Administrative expenses	26,170	21,862	19,910
Provision for doubtful accounts	2,302	2,192	6,925
Market value adjustment for derivative instruments	2,647	—	—
Depreciation and amortization of leasing equipment	74,311	60,767	55,635
Other expense, net	466	2,509	2,822
Interest expense	95,044	84,596	64,429
Interest income	(9,400)	(16,511)	(12,049)

	255,410	192,280	166,063

Income from continuing operations before provision for income taxes, results from discontinued operations, cumulative effect of change in
accounting principle and extraordinary gain	49,723	49,975	23,725
PROVISION FOR INCOME TAXES	6,725	8,175	2,800

Income from continuing operations before results from discontinued
operations, cumulative effect of change in accounting principle and
extraordinary gain	42,998	41,800	20,925
(Loss) income from discontinued operations, net of applicable taxes of $29, $450 and $600	(1,909)	1,156	946
Cumulative effect of change in accounting principle, net of applicable
taxes of $44 and $440	833	660	—
Extraordinary gain of debt retirement, net of applicable taxes of
$372, $560 and $494	558	840	740

NET INCOME	$42,480	$44,456	$22,611

INCOME PER SHARE FROM CONTINUING OPERATIONS
BEFORE RESULTS FROM DISCONTINUED OPERATIONS,
CUMMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE AND EXTRAORDINARY GAIN:
Basic	$1.57	$1.52	$0.76

Diluted	$1.48	$1.50	$0.74

(LOSS) INCOME FROM DISCONTINUED OPERATIONS:
Basic	($0.07)	$0.04	$0.03

Diluted	($0.06)	$0.04	$0.03

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
Basic	$0.03	$0.02	NA

Diluted	$0.03	$0.02	NA

EXTRAORDINARY GAIN:
Basic	$0.02	$0.03	$0.03

Diluted	$0.02	$0.03	$0.03

NET INCOME PER SHARE:
Basic	$1.55	$1.62	$0.82

Diluted	$1.47	$1.60	$0.80

WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
Basic	27,417	27,421	27,571

Diluted	28,965	27,834	28,234

The accompanying notes to consolidated financial statements are an integral part of these statements. 26

INTERPOOL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(dollars and shares in thousands)

	Preferred Stock		Common Stock		Additional			Accum. Other Comp.
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Income (Loss)	Comp. Income
BALANCE, December 31, 1998	—	$—	27,566	$28	$124,046	$—	$159,138	$3
Net income	—	—	—	—	—	—	22,611	—	$22,611
Other comprehensive income	—	—	—	—	—	—	—	710	710

Comprehensive income	—	—	—	—	—	—	—	—	$23,321

Shares issued on exercise of
stock option	—	—	14	—	138	—	—	—
Purchase of 158,500 shares
of treasury stock	—	—	—	—	—	(1,170)	—	—
Cash dividends declared:
Common stock, $0.15 per
share	—	—	—	—	—	—	(4,137)	—

BALANCE, December 31, 1999	—	—	27,580	28	124,184	(1,170)	177,612	713
Net income	—	—	—	—	—	—	44,456	—	$44,456
Other comprehensive income	—	—	—	—	—	—	—	521	521

Comprehensive income	—	—	—	—	—	—	—	—	$44,977

Cash dividends declared:
Common stock, $0.15 per
share	—	—	—	—	—	—	(4,113)	—

BALANCE, December 31, 2000	—	—	27,580	28	124,184	(1,170)	217,955	1,234
Net Income	—	—	—	—	—	—	42,480	—	$42,480
Adoption of FAS 133-
Cumulative effect through December 31, 2000	—	—	—	—	—	—	—	(7,411)	(7,411)
Other comprehensive loss	—	—	—	—	—	—	—	(8,626)	(8,626)

Comprehensive Income	—	—	—	—	—	—	—	—	$26,443

Purchase of 58,100 shares
of treasury stock	—	—	—	—	—	(929)	—	—
Cash dividends declared:
Common stock, $0.1925 per
share	—	—	—	—	—	—	(5,281)	—

BALANCE, December 31, 2001	—	$—	27,580	$28	$124,184	$(2,099)	$255,154	$(14,803)

The accompanying notes to consolidated financial statements are an integral part of these statements. 27

INTERPOOL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (dollars in thousands)

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,480	$44,456	$22,611
Adjustments to reconcile net income to net cash
provided by operating activities —
Loss (Gain) from discontinued
operations, net of tax	1,909	(1,156)	(946)
Depreciation and amortization	79,044	66,694	50,954
Loss on sale of leasing equipment	1,659	1,520	470
Gain on sale of assets held for sale	(1,774)	—	—
Provision for uncollectible accounts	2,302	2,192	6,925
Gain on securitized lease receivables	—	—	(7,942)
Gain on retirement of debt, net of tax	(558)	(840)	(740)
Cumulative effect of change in accounting
principle, net of tax	(833)	(660)	—
Loss on market value adjustment for
derivative instruments	2,647	—	—
Changes in assets and liabilities -
Accounts and notes receivable	(7,555)	(4,287)	(5,005)
Other receivables	(3,513)	(917)	4,321
Other assets	10,542	(11,002)	10,562
Accounts payable and accrued expenses	(18,016)	9,061	(9,172)
Income taxes payable	4,377	9,373	1,172
Deferred income	(145)	330	(950)
Minority interest in equity of subsidiaries	(1,030)	807	520

Net cash provided by operating activities	111,536	115,571	72,780

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment	(157,116)	(245,756)	(196,234)
Proceeds from dispositions of leasing equipment	30,948	84,419	22,921
Proceeds from disposition of assets held for sale	299,105	—	—
Investment in direct financing leases	(123,728)	(47,717)	(100,092)
Cash collections on direct financing leases,
net of income recognized	43,014	49,074	53,025
Changes in marketable securities and other
investing activities	(512)	112	4,818
Investment in and advances to subsidiary	—	—	(3,500)
Change in accrued equipment purchases	(44,033)	48,857	2,661
Changes in assets and liabilities related to
discontinued operations	6,363	(4,334)	(530)
Acquisitions, net of cash acquired	—	(673,369)	—

Net cash provided by (used for)
investing activities	54,041	(788,714)	(216,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	145,200	570,742	134,570
Payment of long-term debt and capital
lease obligations	(244,930)	(96,373)	(53,749)
Borrowings of revolving credit lines	165,384	304,814	240,190
Repayment of revolving credit lines	(278,867)	(153,138)	(260,974)
Proceeds from issuance of common stock	—	—	136
Proceeds from securitized lease receivables	—	—	189,087
Purchase of treasury stock	(929)	—	(1,170)
Dividends paid	(4,799)	(4,113)	(4,136)

Net cash provided by (used for)
financing activities	(218,941)	621,932	243,954

Net increase (decrease) in cash and
short-term investments	$(53,364)	$(51,211)	$99,803
CASH AND SHORT-TERM INVESTMENTS,
beginning of period	155,553	206,764	106,961

CASH AND SHORT-TERM INVESTMENTS,
end of period	$102,189	$155,553	$206,764

Supplemental schedule of non-cash
financing activities:
Assumption of debt in connection with
Assets Held for Sale	$52,551	—	—

Increase in minority interest in consolidated
subsidiary from contribution of equipment	$26,326	—	—

Liability on unrealized loss on swap agreements	$19,798	—	—

The accompanying notes to consolidated financial statements are an integral part of these statements. 28

INTERPOOL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(1)	Nature of operations and significant accounting policies:

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

Nature of operations—

The Company and its subsidiaries conduct business principally in a single industry segment, the leasing of intermodal dry freight standard containers, chassis and other transportation related equipment. Within this single industry segment, the Company has two reportable segments: container leasing and domestic intermodal equipment leasing. The container-leasing segment specializes in the leasing of intermodal dry freight standard containers, while the domestic intermodal equipment segment specializes in the leasing of intermodal container chassis and freight rail cars. The Company leases its containers principally to international container shipping lines located throughout the world. The customers for the Company’s chassis are a large number of domestic companies, many of which are domestic subsidiaries or branches of international shipping lines, as well as major U.S. railroads. Equipment is purchased directly or acquired through conditional sales contracts and lease agreements, many of which qualify as capital leases.

The Company had formerly operated in a third reportable segment, computer equipment leasing. The Company operated in this segment through two majority owned subsidiaries, Microtech Leasing Corporation (Microtech) and Personal Computer Rentals (PCR). Microtech Leasing Corporation specializes in leasing microcomputers and related equipment to venture capital backed and emerging growth companies. PCR Corporation focuses on the computer and audio/visual (AV) equipment needs of companies for trade shows, conferences, training classes, meetings and events. During the third quarter of 2001, management, having the authority to do so, adopted a formal plan to exit this segment through the sale of PCR and liquidation of Microtech. See Note 9 to the 2001 consolidated financial statements for further information regarding the sale of PCR and discontinued operations of the computer leasing segment.

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

The Company’s equity in the income and/or loss from such equity investments, net of goodwill amortization, is included in other (income)/expense, net and was approximately $426, $835 and $1,315 for the years ended December 31, 2001, 2000 and 1999, respectively.

Goodwill—

Goodwill represents the excess of costs over the fair value of net assets acquired and is being amortized on a straight-line basis over twenty years and is included in other assets.

(dollars in thousands, except per share amounts)

Translation of foreign currencies—

The Company considers the U. S. dollar its functional currency and therefore, translates foreign currency statements using an average exchange rate for revenue and expense accounts and the rate of exchange in effect at the balance sheet date for assets and liabilities. Substantially all transactions are U.S. dollar denominated.

Revenues—

Equipment leasing revenues include revenue from operating leases and income on direct financing leases, which is recognized over the term of the lease using the effective interest method. Rental income on operating leases is recognized on the accrual basis based on the contractual agreement with the leased customer.

Leasing equipment—

As of December 31, 2001, in excess of 94% of leasing equipment is on lease to customers. The net value of equipment available for hire is not material.

Depreciation and amortization of leasing equipment (both equipment currently on-lease to customers and available for hire) are provided under the straight-line method based on the following estimated useful lives:

Dry freight standard containers	12-1/2 to 15 years
Chassis	17.5 years
Other	3 to 25 years

Effective October 1, 2000, the Company revised its estimate of the depreciation life of chassis from 15 years to 17.5 years. The effect of this change was to decrease depreciation expense by $955 for the three months ended December 31, 2000. For the year ended December 31, 2001, the effect of this change was to decrease depreciation expense by $3,736.

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

The Company classified the retained interest in securitized direct finance lease receivables as an available for sale security, which is included in “Other Investment Securities” in the accompanying consolidated balance sheets.

During the year ended December 31, 2001, no sales of available-for-sale securities took place.

Sales of available-for-sale securities for the twelve months ended December 31, 2000 and 1999, respectively, resulted in proceeds of $107 and $642, gross gains of $11 and $88, and gross losses of $0 and $131.

(dollars in thousands, except per share amounts) The amortized cost and estimated fair value of available for sale securities as of December 31, 2001 and 2000 are as follows:

	Gross Unrealized
	Amortized Cost	Holding Gains	Holding Losses	Estimated Fair Value

2001
Other Investment Secur	$15, 314	$656	$—	$15,970
Equity and Other Secur	663	42	(67)	638

	$15,977	$698	$(67)	$16,608

2000
Other Investment Secur	$29,140	$1,314	$—	$30,454
Equity and Other Secur	193	10	(67)	136

	$29,333	$1,324	$(67)	$30,590

The amortized cost and estimated fair value of other investment securities, by contractual maturity, are shown below:

	Amortized Cost	Estimated Fair Value
Due in one year	$7,887	$8,225
Due after one year through five years	7,427	7,745

Comprehensive income—

Comprehensive income consists of net income or loss for the current period and losses that have been previously excluded from the income statement and were only reported as a component of equity. All prior periods have been restated.

The tax effect of other comprehensive income (loss) is as follows:

	Before Tax Amount	Tax Effect	Net of Tax Amount
Year Ended December 31, 2001
Unrealized holding losses arising during the period:
Marketable securities	$(28)	$10	$(18)
Other investment securities	(658)	33	(625)
Swap agreements	(9,911)	1,928	(7,983)

	$(10,597)	$1,971	$(8,626)

Year Ended December 31, 2000
Unrealized holding gains arising during the period:
Marketable securities	$14	$(5)	$9
Other investment securities	539	(27)	512

	$553	$(32)	$521

Year Ended December 31, 1999
Unrealized holding gains (losses) arising during the period:
Marketable securities	$(34)	$12	$(22)
Other investment securities	771	(39)	732

	$737	$(27)	$710

Fair value of financial instruments—

The carrying amount of cash and short-term investments, trade receivables and payables, accrued interest receivable and payable approximate fair value. The carrying amount and estimated fair value of the Company’s debt and capital securities is $1,410,310 and $1,366,077, respectively, at December 31, 2001. The carrying amount and estimated fair value of the Company’s debt and capital securities is $1,671,275 and $1,580,711, respectively, at December 31, 2000.

On January 1, 2001, the Company adopted Statement 133, and as a result the carrying amount of the interest rate swap contracts approximated fair value as of December 31, 2001.

(dollars in thousands, except per share amounts) The following table summarizes the carrying and fair values of the interest rate swap contracts in place at December 31, 2000:

	December 31, 2000
	Carrying Amount	Fair Value
Interest rate swap agreements	$133	($9,012)

Concentration of credit risk—

The Company extends credit to its customers after extensive credit evaluation. At December 31, 2001 approximately 32% of accounts receivable and notes receivable and 74% of the net investment in direct financing leases were from customers outside of the United States. At December 31, 2000, approximately 19% of accounts receivable and notes receivable and 73% of the net investment in direct financing leases were from customers outside of the United States.

The Company’s credit exposure to Korean, South American and Indonesian customers at December 31, 2001 and 2000 represented 3% and 6%, respectively, of accounts receivable and notes receivable and 14% and 16%, respectively, of the net investment in direct financing leases. During 2001, 2000 and 1999 respectively, 3%, 6% and 4% of the Company’s consolidated revenues were from these customers.

In 2001, 2000 and 1999 the Company’s top 25 customers represented approximately 69%, 67% and 67%, respectively, of its consolidated revenues, with no single customer accounting for more than 6%.

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

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

	(in thousands)
	2001	2000	1999
Average common shares outstanding	27,417	27,421	27,571
Common shares issuable (1)	1,548	413	663

Average common shares outstanding assuming dilution	28,965	27,834	28,234

(1)	Issuable primarily under stock option plans.

The Company authorized a stock repurchase plan on November 9, 1999. See Note 17 to the 2001 consolidated financial statements for further information.

Adoption of New Accounting Standard—

Prior to the adoption of Statement 133, interest differentials paid or received under these contracts are recognized as yield adjustments to the effective yield of the underlying debt instruments hedged. Interest rate swap contracts would only be recognized at fair value if the hedged relationship is terminated. Gains or losses accumulated prior to termination of the relationship would be amortized as a yield adjustment over the shorter of the remaining life of the contract, or the remaining period to maturity of the underlying debt instrument hedged. If the contract remained outstanding after termination of the hedged relationship, subsequent changes in market value of the contract would be recognized in earnings. The Company does not use leveraged swaps and does not use leverage in any of its investment activities that would put principal capital at risk.

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

As of December 31, 2000, the Company had entered into 13 interest rate swap agreements with various financial institutions. The aggregate notional balance of the swaps was $389,500 as of December 31, 2000. These agreements are used by the Company to manage interest rate risks created by loans indexed to a floating rate index, primarily LIBOR and contractually terminate at various dates between 2001 and 2007. Under previous generally accepted accounting principals (GAAP), the interest differential payable or receivable by the Company on its interest rate swaps is accrued by the Company as interest rates change, and is recognized by the Company over the life of the swap agreement as an adjustment of interest expense. In contrast Statement 133 effectively requires that changes in the fair value of the swap agreements which are designated as effective cash flow hedges, be reported as a component of other comprehensive income and changes in the fair value of the swap agreements that do not qualify for hedge accounting to be reported in earnings. Upon adoption of Statement 133 on January 1, 2001, the Company recorded the swap contracts at their fair value resulting in an increase in liabilities of approximately $9,012, with offsetting amounts recorded as decreases to deferred tax liabilities of $2,435 and accumulated other comprehensive income of $7,411 and an increase to earnings (net of tax) of $833.

Prospective accounting pronouncements—

On June 29, 2001, the Financial Accounting Standards Board approved its proposed Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

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

The Company is currently evaluating its goodwill of $9,653 as prescribed by Statement 142 and does not expect the adoption of this statement to result in an adjustment to recorded goodwill.

(dollars in thousands, except per share amounts)

In August 2001, the Financial Accounting Standards Board (FASB) approved its proposed Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. All the provisions of the statement should be applied to fiscal years beginning after December 15, 2001. The Company is currently evaluating the carrying value of its long lived assets as prescribed by Statement 144 and does not expect the adoption of this statement in the first quarter of 2002 to have a material effect on our consolidated financial statements.

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

Certain prior year amounts have been reclassified to conform to the current year presentation.

Reclassifications—

Certain reclassifications have been made to the 2000 amounts in order to conform to the 2001 presentation.

(2)	Income taxes:

Significant components of deferred tax assets and liabilities as of December 31, 2001 and 2000 were as follows:

	2001	2000
Deferred tax assets:
Loss carry forwards	$105,662	$75,844
Finance leases receivable	3,704	3,392
Other, primarily operating reserves	8,617	4,934

Total deferred tax assets	117,983	84,170

Deferred tax liabilities:
Operating property, net	135,765	103,603
Other	12,108	9,459

Total deferred tax liabilities	147,873	113,062

Net deferred tax liability	$29,890	$28,892

One of the Company’s subsidiaries has tax net operating loss carryforwards (NOLs) for Federal income tax purposes totaling approximately $15,602, which may be used only to offset that subsidiary’s income. These NOLs, if not utilized, will expire between 2005 and 2006. In addition, NOLs of approximately $286,288 have been granted as a result of certain losses from leasing activities that are characterized as suspended passive losses. These losses can be carried forward indefinitely to offset income from future leasing activities.

A significant subsidiary of the Company is a Barbados corporation. Under the terms of a protocol between the United States and Barbados, the subsidiary’s leasing income is fully taxable by Barbados, but exempt from U.S. Federal taxation. Since 1991, the Barbados tax rate was a maximum of 2½% of income earned in Barbados. No deferred U.S. Federal income taxes have been provided on the unremitted earnings of the subsidiary since it is the Company’s intention to indefinitely reinvest such earnings. At December 31, 2001 unremitted earnings of this subsidiary were approximately $236,600. The deferred U.S. Federal income taxes related to the unremitted earnings of this subsidiary would be approximately $82,800, assuming these earnings are taxable at the U.S. statutory rate, net of foreign tax credits.

(dollars in thousands, except per share amounts) A reconciliation of the U. S. statutory tax rate to the actual tax rate follows:

	2001	2000	1999
U.S. statutory rate	35.0%	35.0%	35.0%
Difference due to operation of subsidiary in Barbados	(23.6)	(23.1)	(25.7)
Federal taxes on foreign income	1.0	0.9	1.3
State taxes	0.6	3.1	0.9
Other	0.5	0.5	0.3

Actual tax rate	13.5%	16.4%	11.8%

The provision for income taxes reflected in the accompanying consolidated statements of income is as follows:

	2001	2000	1999
U.S.	$5,981	$7,459	$2,400
Other	744	716	400

	$6,725	$8,175	$2,800

Current	$2,144	$2,691	$2,248
Deferred	4,581	5,484	552

	$6,725	$8,175	$2,800

For further information regarding the Company’s tax structure reference is made to Item 7 of this Form 10-K.

(3)	Leasing activities:

As lessee—

The net book value of assets acquired through capital leases was $351,040 at December 31, 2001. The aggregate capital lease obligations, secured by equipment, with installments payable in varying amounts through 2011, were $355,252 at December 31, 2001.

As of December 31, 2001, the annual maturities of capital leases and related interest were as follows:

	Payment	Interest	Principal
2002	$54,128	$15,482	$38,646
2003	69,741	13,767	55,974
2004	60,226	10,658	49,568
2005	67,797	8,662	59,135
2006	40,989	6,084	34,905
Thereafter	124,988	7,964	117,024

	$417,869	$62,617	$355,252

The Company leases office space and certain leasing equipment under operating leases expiring at various dates through 2010. Rental expense under operating leases aggregated $16,902, $7,581 and $4,226 for the periods ended December 31, 2001, 2000 and 1999, respectively.

As of December 31, 2001, the aggregate minimum rental commitment under operating leases having initial or remaining noncancellable lease terms in excess of one year was as follows:

2002	$11,625
2003	9,411
2004	9,388
2005	9,397
2006	8,966
Thereafter	44,910

As lessor—

The Company has entered into various leases of equipment that qualify as direct financing leases. At the inception of a direct finance lease, the Company records a net investment based on the gross investment (representing the total future minimum lease payments plus unguaranteed residual value), net of unearned lease income. The unguaranteed residual value is generally equal to the purchase option of the lessee, which in the case of the Company’s lease contracts is insignificant and is included in total lease receivables. Unearned income represents the excess of gross investment over equipment cost. Receivables under these direct financing leases, net of unearned income, are collectible through 2011 as follows:

(dollars in thousands, except per share amounts)

	December 31, 2001
	Total Lease Receivable	Unearned Lease Income	Net Lease Receivable

2002	$69,732	$23,376	$46,356
2003	59,776	18,551	41,225
2004	55,521	13,699	41,822
2005	42,258	9,295	32,963
2006	33,355	6,213	27,142
Thereafter	48,000	8,269	39,731

	$308,642	$79,403	$229,239

As of December 31, 2000, the Company had total lease receivable, unearned lease income and net lease receivable of $189,989, $38,603 and $151,386 respectively.

As of December 31, 2001 the Company also had noncancelable operating leases, under which it will receive future minimum rental payments as follows:

2002	$70,402
2003	62,194
2004	40,689
2005	23,314
2006	6,735
Thereafter	3,928

Effective January 1, 1995, the Company began capitalizing lease commissions and amortizing this cost over the average life of the related lease contract. At December 31, 2001 and 2000, $3,268 and $3,801 of these commissions were included in other assets.

During the three months ended June 30, 2001, the Company initiated a bankruptcy claim against a customer and sought to collect receivables and to recover equipment values through its insurance policies. The Company has demanded the return of approximately $48,588 of equipment, including $8,482 of direct finance leases which were reclassified to leasing equipment. The total net book value of equipment leased to this customer as of December 31, 2001 was approximately $10,651. The Company anticipates that approximately $8,500 of this equipment will not be recovered from the customer. In addition, the outstanding receivables from this customer as of December 31, 2001 totaled approximately $19,735 of which $18,785 is covered by insurance, with the balance reserved for in the allowance for doubtful accounts.

At this time, the Company has estimated no impairment upon the liquidation and/or re-lease of these assets after considering anticipated insurance proceeds. The maximum insurance coverage related to this claim is $35,000. The overall recovery of the asset values has been evaluated taking into consideration the equipment book value, the cost to recover and re-lease the equipment, and the total outstanding receivables, as well as the likelihood to collect through the recovery and sale of the equipment or the stipulated equipment values within the insurance policy. The Company continued to record revenue from these leases through August 20, 2001 at which time, revenue recognition was discontinued, as lease payments through August 20, 2001 were covered by the insurance policies.

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

(dollars in thousands, except per share amounts)

Allowance for doubtful accounts—

The following summarizes the activity in the allowance for doubtful accounts:

	2001	2000	1999
Balance, beginning of year	$14,271	$10,260	$4,632
Provision charged to expense	2,302	2,192	6,925
Acquired	—	1,281	—
Write-offs, net of recoveries	(10,711)	538	(1,297)

Balance, end of year	$5,862	$14,271	$10,260

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

As of December 31, 2001 and 2000, included in accounts and notes receivable are non-performing receivables of $4,887 and $10,034, respectively.

As all outstanding amounts due for non-performing finance lease accounts are reclassified to accounts and notes receivable, an allowance for doubtful accounts for the net investment in direct financing leases is not required.

(4)	Debt:

Debt consists of notes and loans with installments payable in varying amounts through 2008, with effective interest rates of approximately 3.9% to 7.9% and a weighted average rate of 5.78% in 2001. The principal amount of debt payable under fixed rate contracts is $309,298. Remaining debt is payable under floating rate arrangements. Approximately $397,028 of floating rate debt outstanding has been converted to fixed rate debt through the use of interest rate swaps as described below. The agreements contain certain covenants, which, among other things, provide for the maintenance of specified levels of tangible net worth (as defined) and a maximum debt to net worth ratio. At December 31, 2001, under covenants in the Company’s loan agreement approximately $177,500 of retained earnings were available for dividends. The Company was in compliance with its debt covenants at December 31, 2001.

As of December 31, 2001, the annual maturities of notes and loans, net of interest thereon were as follows:

2002	$141,018
2003	95,561
2004	56,357
2005	219,804
2006	19,365
Thereafter	447,953

$980,058

The Company has a $215,000 revolving credit facility with a group of commercial banks; on December 31, 2001, $215,000 was outstanding, with an interest rate of 6.21%, including the effect of interest rate swap contracts in place as of December 31, 2001. In July 2000, this facility was renewed and amended with the term extended to July 31, 2005. The credit limit remains at $215,000 through July 31, 2003; thereafter the credit limit declines to $193,500 through July 31, 2004 and $172,000 through July 31, 2005. In addition, as of December 31, 2001, the Company had an available line of credit of $10,000 under one facility, under which $3,246 was outstanding. The interest rate under this facility as of December 31, 2001 was 4.3%. Subsequent to December 31, 2001 the Company has continued to incur and repay debt obligations in connection with financing its equipment leasing activities. Under our revolving credit facility and most of our other debt instruments, the Company is required to maintain a tangible net worth (as defined) of $125,000, a fixed charge coverage ratio of 1.5 to 1 and a funded debt to net worth ratio of 4.0 to 1. At December 31, 2001, the Company was in compliance with these requirements.

(dollars in thousands, except per share amounts)

In October 2000, the Company established a secured financing facility in the amount of $300,000, to fund the TA transaction. At December 31, 2001, $97,656 of this facility was outstanding with an interest rate of 3.94%. The principal balance is payable in quarterly installments of $500, with a balloon payment due in October 2002.

In July 2001, the container securitization facility, which was originally established as an off-balance sheet source of financing in March 1999, was amended allowing additional financings to be accounted for as on-balance sheet secured debt financing. At December 31, 2001, $44,089 of the on-balance sheet container securitization facility was outstanding with an interest rate of 5.10%, including the effect of interest rate swap contracts in place as of December 31, 2001.

In July 2000, the Company established a chassis securitization facility of $280,000. In October 2000, this chassis securitization facility was increased to $300,000. At December 31, 2001, $277,410 of this facility was outstanding with an interest rate of 4.75%, including the effect of interest rate swap contracts in place as of December 31, 2001. This facility provides the Company an additional source of funding and is accounted for as on-balance sheet secured debt financing.

In February 1998, the Company issued $100,000 principal amount of 6-5/8% Notes due 2003 (the “6-5/8% Notes”). The net proceeds were used to repay $83,000 in borrowings under the revolving credit agreement and for other general corporate purposes. During the fourth quarter of 1999, the Company retired $17,000 of the 6-5/8% Notes and recognized an extraordinary gain of $740 net of tax expense of $494. During the first quarter of 2000, the Company retired $8,200 of the 6-5/8% Notes and recognized an extraordinary gain of $471 net of tax expense of $314. During 2001, the Company retired $27,174 of the 6-5/8% Notes and recognized an extraordinary gain of $435 net of tax expense of $290. As of December 31, 2001, $47,626 principal amount of the 6-5/8% Notes remains outstanding.

In July and August, 1997, the Company issued $225,000 of ten year notes, comprised of $150,000 of 7.35% Notes due 2007 and $75,000 of 7.20% Notes due 2007. The net proceeds from these offerings were used to repay secured indebtedness, to purchase equipment and for other investments. During the first quarter of 2000, the Company retired $3,000 of the 7.35% Notes and recognized an extraordinary gain of $369 net of tax expense of $246. During 2001, the Company retired $2,075 of the 7.20% Notes and recognized an extraordinary gain of $123 net of tax expense of $82. As of December 31, 2001, $72,925 and $147,000 principal amount of the 7.20% and 7.35% Notes, respectively, remains outstanding.

In addition to the debt specifically identified above, the Company has additional notes and loan outstanding with various financial institutions totaling $75,106, as of December 31, 2001, with installments payable in varying amounts through 2008 with interest rates of approximately 4.2% to 7.9%.

In 2001, the Company entered into an interest rate swap contract with notional amounts totaling $51,467. These amounts relate to on and off balance sheet financing, of which the notional amounts are $43,330 and $8,137, respectively. The terms of the interest rate swap contract are for six years. The interest rate swap contracts convert variable rate debt into fixed rate debt. The maturity of the contract coincides with the maturity of the underlying debt instruments hedged. At December 31, 2001, the on and off balance sheet notional amounts are approximately $39,575 and $7,432, respectively.

In 2000, the Company entered into interest rate swap contracts with notional amounts totaling $334,882. The terms of the interest rate swap contracts are for two and seven years. The interest rate swap contracts convert variable rate debt into fixed rate debt. The maturity of these contracts coincides with the maturity of the underlying debt instruments hedged. At December 31, 2001, the notional amount was approximately $323,268.

In 1998, the Company entered into interest rate swap contracts with notional amounts totaling $79,709. The terms of the interest rate swap contracts are for three, five and seven years. The interest rate swap contracts convert variable rate debt into fixed rate debt. The maturity of these contracts coincides with the maturity of the underlying debt instruments hedged. In 2000, a portion of the debt instrument hedged was retired and the related portion of the swap contract was closed. At December 31, 2001, the notional amount was approximately $34,185.

(dollars in thousands, except per share amounts)

(5)	Derivative instruments:

The Company’s assets are primarily fixed rate in nature while its debt instruments are primarily floating rate. The Company employs derivative financial instruments (interest rate swap agreements) to effectively convert certain floating rate debt instruments into fixed rate instruments and thereby manage its exposure to fluctuations in interest rates.

The unrealized pre-tax losses on cash flow hedges as of December 31, 2001 of $9,911 have been reported in the Company’s consolidated balance sheet as a component of accumulated other comprehensive income (loss), along with the related deferred income tax benefit of $1,928.

Amounts recorded in accumulated other comprehensive income would be reclassified into earnings upon termination of these interest rate swap agreements prior to their contractual maturity. The Company does not intend to terminate any such interest rate swap agreements prior to maturity and therefore does not expect any gains or losses to be reclassified into income within the next twelve months.

Pre-tax losses for the year ended December 31, 2001 resulting from the change in fair value of interest rate swap agreements held which do not quality as cash flow hedges under Statement 133 of $1,647 have been recorded on the consolidated statements of income as market value adjustment for derivative instruments. Interest rate swap agreements which qualify as perfect cash flow hedges have no ineffectiveness and therefore are not reflected in the consolidated statements of income. Interest rate swap agreements which qualify as cash flow hedges but are not perfectly correlated have associated ineffectiveness of approximately $1,000 which has been recorded in the consolidated statements of income as market value adjustment for derivative instruments.

(6)	Acquisition of North American Intermodal Division of Transamerica Leasing, Inc.:

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

During the year ended 2001, the Company adjusted the excess of the purchase price paid over the book value of the assets and liabilities acquired for certain pre-acquisition contingencies and estimated costs included in the original purchase price allocation. This adjustment increased the premium paid over the book value of the assets and liabilities acquired by $5,112, and is being amortized over the average remaining depreciable life of the chassis acquired.

(dollars in thousands, except per share amounts)

The following table presents the pro forma consolidated results of operations for the years ended December 31, 2000 and 1999 as if the above acquisition had occurred on January 1:

	2000	1999
Revenues	$298,484	$258,433
Income from continuing operations before
change in accounting principle and	47,050	28,909
extraordinary items
Basic net income per share	$1.72	$1.05
Diluted net income per share	$1.69	$1.02

(7)	Assets Held for Sale:

In March 2001, the Company sold 50,000 rail trailers and domestic containers, including all 41,000 rail trailers and domestic containers the Company acquired from TA in October 2000, to TIP. The assets held for sale as of December 31, 2000 include $279.2 million related to the units acquired from TA, $5.9 million of accounts receivable and $63.3 million of assets previously owned by the Company. The Company recorded a gain of $1.8 million upon the consummation of this sale, which represents the premium paid for the units previously owned by the Company over their net book value.

(8)	Lease securitization program:

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

The Company classified the retained interest as an available for sale security, which is included in “Other Investment Securities”in the accompanying consolidated balance sheets. Accordingly, the retained interest is accounted for at fair value, with any changes in fair value over its allocated historical book value recorded as a component of other comprehensive income, net of tax, in the statement of changes in shareholders’equity. As of December 31, 2001, the Company estimated the fair market value of retained interest was $15,970 using a discounted cash flow model assuming expected credit losses of 1.5% and a discount rate of 12.6%. For the years ended December 31, 2001, 2000 and 1999, the Company recorded interest income on the retained interest totaling $3,558, $4,145 and $3,050, respectively, which is included in revenues in the accompanying consolidated statements of income. In 2001, defaulted finance leases of bankrupt customers were removed from the securitization program resulting in a reduction of the retained interest totaling $1,798.

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

(dollars in thousands, except per share amounts)

At December 31, 2001, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

Securitized Lease Receivables
Carrying amount/fair value of retained interests	$15,970
Weighted-average life (in years)	2.0
Expected credit losses (annual rate)	1.5%
Impact on fair value of 10% adverse change	$129
Impact on fair value of 20% adverse change	$275
Residual cash flows discount rate (annual)	12.6%
Impact on fair value of 10% adverse change	$310
Impact on fair value of 20% adverse change	$619
The table below summarizes certain cash flows received from and paid to securitization trusts:

	Year Ended December 31
	2001	2000
Proceeds from new securitizations	$ —	$ —
Servicing fees received	$486	$611
Cash flows received on retained interest	$15,585	$7,593

(9)	Discontinued Operations:

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

As a result of the decision made by the Company, PCR and Microtech have been classified as discontinued operations. Pursuant to Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” the accompanying Consolidated Financial Statements and notes thereto have been restated for all comparative periods presented to reflect the decision to discontinue the computer leasing segment. Accordingly, the assets and liabilities, results of operations and cash flows of PCR and Microtech have been accounted for as “Discontinued Operations” in the accompanying Consolidated Financial Statements.

On December 31, 2001, the Company completed the sale of its 51% ownership stake of PCR to an investment group comprised of the management of PCR. Under the agreement, the Company sold its share of PCR for $2,297. As payment for the transaction, the management of PCR transferred its 24.5% ownership in Microtech valued at $792 to the Company, thereby increasing the Company’s ownership in Microtech to 100%. The balance of the purchase price is in the form of a non-recourse note issued by PCR to the Company in the amount of $1,657 at an effective interest rate of 15%, after considering a payment of $640 received by the Company on January 2, 2002. The original terms of the note are interest only at 5% through December 31, 2004 and an annual rate of 7.5% for the period from December 31, 2004 through December 31, 2010 (“the maturity date”). Monthly principal payments in equal installments of $35 commence on January 31, 2005 and continue through the maturity date.

In addition, on April 6, 1999, the Company also entered into a $3,500 long-term revolving credit facility with PCR. This revolving credit facility is due on demand and remains outstanding as of December 31, 2001. The line of credit bears interest at 12% per annum and is payable monthly. This line of credit is secured by substantially all of PCR’s assets, subordinated to the interest of a financial institution which provided PCR an additional line of credit.

(dollars in thousands, except per share amounts)

Since 2000, the Company has guaranteed PCR debts due to parties other than the Company totaling $5,000, which remain in effect.

The assets and liabilities of discontinued operations, presented in the accompanying Consolidated Balance Sheets are primarily comprised of Cash, Accounts Receivable, Net Investment in Direct Financing Leases, Leasing Equipment, Other Assets, Accounts Payable and Accrued Expenses and Debt Obligations.

(10)	Cumulative effect of change in accounting principle:

During 2001, the Company recorded the cumulative effect of a change in accounting principle of $833 net of tax expense of $44. This represents the cumulative effect through December 31, 2000 regarding the Company’s accounting for swap transactions not accounted for as hedges in accordance with the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

During 2000, the Company recorded the cumulative effect of a change in accounting principle of $660 net of tax expense of $440. This represents a change in the Company’s accounting for its maintenance and repairs expense from an accrual to cash basis.

(11)	Other contingencies and commitments:

At December 31, 2001, commitments for capital expenditures totaled approximately $70,600.

Under certain of the Company’s leasing agreements, the Company as lessee may be obligated to indemnify the lessor for loss, recapture or disallowance of certain tax benefits arising from the lessor’s ownership of the equipment. This recourse feature is included in capital lease obligations with a net book value of approximately $21,180.

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

For the years ended December 31, 2001, 2000 and 1999, cash paid for interest was approximately $100,043, $78,880 and $64,563, respectively. Cash paid for income taxes was approximately $2,442, $1,354, and $2,926, respectively.

(13)	Related party transactions:

During 2001, the Company leased approximately 28,500 square feet of commercial space for its corporate offices in Princeton, New Jersey from 211 College Road Associates, a New Jersey general partnership in which Martin Tuchman, a director and Chief Executive Officer of the Company, held a direct or indirect equity interest of 42.76% and Radcliff Group, Inc., a related party, held a direct or indirect equity interest of 42.17%. The 2001 annual base rental for this property was approximately $557 under a triple net lease expiring in 2010. In the opinion of the Company’s management, rent being paid under this lease does not exceed rent that the Company would have paid in an arms’ length transaction with an unrelated third party. On January 28, 2002 the Company executed a Purchase and Sale Agreement, pursuant to which the Company will acquire the building which houses our corporate offices. The fair market value purchase price of the approximately 39,000 square feet building will be $6,250 as determined by an independent property appraisal firm and approved by the Company’s Board of Directors.The Company expects to conclude the transaction during the second quarter of 2002.

In January 1992 the Company executed a Consultation Services Agreement with Radcliff Group, Inc. pursuant to which Radcliff designated Warren L. Serenbetz, a stockholder and director, as an executive consultant. The Consultation Services Agreement was terminated in January 1995. Under the terms of the agreement compensation and payment of health related costs continues through December 31, 2002. Compensation under this agreement was $492 in 2001, 2000 and 1999.

(dollars in thousands, except per share amounts)

Eurochassis L.P., a New Jersey limited partnership in which Raoul J. Witteveen is one of the limited partners and the general partner, leases 100 chassis to Trac Lease for an annual lease payment of approximately $91. Theannual lease term renews automatically unless canceled by either party prior to the first day of the renewal period. The terms of the lease agreement, in the opinion of our management, are comparable to terms that Trac Lease would have obtained in an arms’ length transaction with an unrelated third party.

The Ivy Group, a New Jersey general partnership composed directly or indirectly of Mr. Tuchman, Radcliff Group, Inc., Mr. Witteveen, Thomas P. Birnie and Graham K. Owen, has previously leased chassis to Trac Lease. As of December 31, 2000, pursuant to various equipment lease agreements, Trac Lease leased 6,047 chassis from The Ivy Group and its principals for an aggregate annual lease payment of approximately $2,900. On January 1, 2001, the various leases for the 6,047 units were combined into a single lease pursuant to which The Ivy Group and its principals were paid an aggregate lease payment of approximately $2,691 through June 30, 2001. Effective as of July 1, 2001, the Company restructured its relationship with The Ivy Group and its principals to provide it with managerial control over these 6,047 chassis. As a result of the restructuring, the partners of The Ivy Group contributed these 6,047 chassis and certain other assets and liabilities to a newly formed subsidiary, Chassis Holdings I LLC (Chassis Holdings), in exchange for $26,000 face value of preferred membership units and 10% of the common membership units, and Trac Lease contributed 902 chassis and $2,407 in cash to Chassis Holdings in exchange for $3,000 face value of preferred membership units and 90% of the common membership units. The preferred membership units are entitled to receive a preferred return prior to the receipt of any distributions by the holders of the common membership units. The value of the contributed chassis was determined by taking the arithmetic average of the results of independent appraisals performed by three nationally recognized appraisal firms that were engaged by the Company in connection with our establishment of a chassis securitization facility in July 2000. As the managing member of Chassis Holdings, Trac Lease exercises sole managerial control over the entity’s operations. Chassis Holdings leases all of its chassis to Trac Lease at a rental rate equal to the then current Trac Lease fleet average per diem. Chassis Holdings and the holders of the preferred membership units are party to a Put/Call Agreement which provides that the holders of preferred units may put such units to Chassis Holdings under certain circumstances and Chassis Holdings may redeem such units under certain circumstances. Chassis Holdings will be required to make certain option payments to the holders of the preferred membership units in order to preserve its right to redeem such units.

The terms of all arrangements between Chassis Holdings and Trac Lease, including rental rates, are, in the opinion of our management, comparable to terms that we would have obtained in arms’ length transactions with unrelated third parties. The Ivy Group has entered into an agreement with us pursuant to which it has agreed not to engage in any business activities that are competitive with the business activities of Interpool or its subsidiaries without our prior written consent.

Trac Lease previously leased an additional 983 chassis from The Ivy Group under a lease with buyout provisions expiring in 2000. In 2000 Trac Lease paid The Ivy Group lease payments of $252 under this agreement. Trac Lease exercised its buyout right under the lease during 2000 and purchased the chassis for $2,212.

During 1992 through 1996, The Ivy Group borrowed $13,433 from the Company. The aggregate loan balance of $13,433 at June 30, 2001 bears interest at LIBOR plus 1.75% repayable on an interest only basis, subject to maintenance of fixed loan to collateral value ratios, and will mature in 2013. In connection therewith, The Ivy Group executed a Chattel Mortgage Security Agreement and Assignment under which the Company was granted a security interest in 4,364 chassis owned by The Ivy Group and an assignment of all rights to receive rental payments and proceeds related to the lease of these chassis. This Ivy Group collateral was contributed, subject to this debt, to Chassis Holdings as part of the July 1, 2001 restructuring with The Ivy Group.

In February 1998, the Company entered into a non-exclusive Consulting Agreement with Atlas Capital Partners, LLC pursuant to which Mitchell I. Gordon, a Director of Interpool since 1998 and Chief Financial Officer and Executive Vice President since October 2000, provided investment banking consultation services. Under the terms of the Consulting Agreement, Atlas was to have been paid $240 (plus reimbursement of reasonable expenses), additional compensation of $560 and a twenty percent carried interest in investments made with funds provided by Interpool. In addition, Atlas was contractually entitled to an annual bonus in an amount that is usual and customary in the investment banking business for investment opportunities actually completed by the Company subject to set-off of the $560 additional compensation. In 2000, other compensation in the amount of $1,650 to be paid over three years, was earned by Atlas in connection with the acquisition by the Company of the North American Intermodal Division of Transamerica. As of October 2000, Mitchell Gordon was named the Company’s Chief Financial Officer and Executive Vice President and the Consulting Agreement was terminated.

(dollars in thousands, except per share amounts) The effect of the above related party transactions included in the accompanying statement of income are as follows:

	2001	2000	1999
Revenue	$496	$1,104	$958

Lease operating expense	$4,343	$3,033	$3,030

Administrative expense	$1,379	$1,061	$1,092

Interest expense	$ —	$168	$353

(14)	Retirement plans:

Certain subsidiaries have defined contribution plans covering substantially all full-time employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 75% of the employee’s contribution to the extent such employee contribution did not exceed 6% of their compensation. During the year ended December 31, 2001, the Company expensed approximately $461 related to this plan. No contributions were made by the Company or its subsidiaries to these plans during the years ended December 31, 2000 and 1999.

(15)	Segment and geographic data:

The Company has two reportable segments: container leasing and domestic intermodal equipment leasing. The container leasing segment specializes in the leasing of intermodal dry freight standard containers, while the domestic intermodal equipment segment specializes in the leasing of intermodal container chassis and freight rail cars.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes and extraordinary items. The Company’s reportable segments are strategic business units that offer different products and services.

Segment Information:

2001:	Container Leasing	Domestic Intermodal Equipment	Totals
Revenues from external customers	$112,085	$193,048	$305,133
Lease operating and administrative expenses	12,443	82,546	94,989
Depreciation and amortization	36,583	37,728	74,311
Other income/(expense), net	(1,644)	1,178	(466)
Interest income	3,788	5,612	9,400
Interest expense	27,966	67,078	95,044
Income from continuing operations before
taxes and extraordinary item	37,237	12,486	49,723
Net investment in DFL’s	168,890	60,349	229,239
Leasing equipment, net	529,867	842,459	1,372,326
Equipment purchase	168,906	111,938	280,844
Total segment assets	$822,784	$1,084,981	$1,907,765
44

(dollars in thousands, except per share amounts)

2000:	Container Leasing	Domestic Intermodal Equipment	Totals
Revenues from external customers	$103,018	$139,237	$242,255
Lease operating and administrative expenses	12,637	48,282	60,919
Depreciation and amortization	29,911	30,856	60,767
Other income/(expense), net	(719)	(1,790)	(2,509)
Interest income	5,984	10,527	16,511
Interest expense	32,569	52,027	84,596
Income from continuing operations before
taxes and extraordinary item	33,166	16,809	49,975
Net investment in DFL’s	125,046	26,340	151,386
Leasing equipment, net	483,925	771,010	1,254,935
Equipment purchases	163,535	129,938	293,473
Total segment assets	$795,994	$1,360,794	$2,156,788

1999:	Container Leasing	Domestic Intermodal Equipment	Totals
Revenues from external customers	$94,608	$95,180	$189,788
Lease operating and administrative expenses	16,959	38,267	55,226
Depreciation and amortization	32,886	22,749	55,635
Other income/(expense), net	(1,953)	(869)	(2,822)
Interest income	3,563	8,486	12,049
Interest expense	24,635	39,794	64,429
Income from continuing operations before	21,738	1,987	23,725
taxes and extraordinary item

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

Geographic Information:

	2001	2000	1999
REVENUES: United States(a)	$193,111	$139,312	$103,190
International	112,022	102,943	86,598

	$305,133	$242,255	$189,788

ASSETS:
United States	$1,084,981	$1,360,794
International	822,784	795,994

	$1,907,765	$2,156,788

(a)	Includes revenues from related parties of $496, $1,104 and $958 in 2001, 2000 and 1999, respectively.

45

(dollars in thousands, except per share amounts)

(16)	Company-obligated mandatorily redeemable preferred securities in subsidiary grantor trusts:

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

Through September 16, 1998, options to purchase 4,408,501 shares under the Company’s 1993 Stock Option Plan for Executive Officers and Directors had been granted, 22,500 of which have expired due to failure to exercise and 22,500 of which have been exercised. Options to purchase 90,000 shares have been granted under the Company’s Nonqualified Stock Option Plan for Non-employee, Non-consultant Directors 30,000 of which have expired due to failure to exercise and 15,000 of which have been exercised.

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

On October 10, 2000, options to purchase 50,000 shares of the Company’s common stock were granted under the 1993 Stock Option Plan for Executive Officers and Directors to each of Mitchell I. Gordon, the Company’s Chief Financial Officer and Executive Vice President, and Herbert Mertz, Executive Vice President and Chief Administrative Officer of the Company and Chief Operating Officer of Trac Lease, Inc. The newly issued options were granted with an exercise price equal to the closing market price of the Company’s stock as of October 10, 2000 (the “Grant Date”). The options vest five years from the Grant Date and expire ten years from the Grant Date.

Changes during 1999, 2000 and 2001 in options outstanding for the combined plans were as follow:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 1999	4,393,501	$10.25
Exercised in 1999	(13,500)	10.25

Outstanding at December 31, 1999	4,380,001	$10.25
Granted in 2000	115,000	11.21

Outstanding at December 31, 2000	4,495,001	$10.27
Granted in 2001	—	—
Canceled in 2001	—	—
Exercised in 2001	—	—
Outstanding at December 31, 2001	4,495,001	$10.27

Exercisable at December 31, 2001	4,385,001	$10.25

Except as disclosed herein above, no other options under either the 1993 Stock Option Plan for Executive Officers and Directors or the Nonqualified Stock Option Plan for Non-employee, Non-consultant Directors have been exercised to date.

Common stock dividends declared and unpaid at December 31, 2001 and 2000 amounted to $1,517 and $1,034, respectively, and are included in accounts payable and accrued expenses.

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

	2001	2000	1999
Net income as reported	$42,480	$44,456	$22,611
Net income pro forma	$42,360	$44,423	$18,681
Basic net income per share, as reported	$1.55	$1.62	$0.82
Basic net income per share, pro forma	$1.55	$1.62	$0.68
Diluted net income per share, as reported	$1.47	$1.60	$0.80
Diluted net income per share, pro forma	$1.46	$1.60	$0.66

This pro forma impact only takes into account options granted since January 1, 1995. The average fair value of options granted during 2000 was $5.35 and $2.62, respectively. The fair value was estimated using the Black-Scholes option pricing model based on the market price at Grant Date of $11.94 and $6.38 in 2000, respectively, and the following weighted average assumptions: risk-free interest rate of 5.97% and 6.70%, expected life of 7 and 7 years, volatility of 37% and 37% and dividend yield of 1.3% and 2.4% in 2000, respectively. No options were granted by the Company in 2001.

(dollars in thousands, except per share amounts)

On November 9, 1999, the Company authorized the repurchase up to 1,000,000 shares of its common stock. The shares will be purchased from time to time through open market purchases or privately negotiated transactions. During the fourth quarter of 2001, the Company purchased 58,100 shares for an aggregate purchase price of $929. A total of 158,500 shares were purchased by the Company during the fourth quarter 1999, for an aggregate purchase price of $1,170.

(18)	2001 quarterly financial data (unaudited):

	1st	2nd	3rd	4th (a)
Revenues	$76,468	$77,653	$74,945	$76,067
Income from continuing operations before
results from discontinued operations,
cumulative effect of change in accounting
principle and extraordinary gain	$11,035	$12,208	$10,037	$9,718
Basic income per share	$0.40	$0.45	$0.37	$0.35
Diluted income per share	$0.38	$0.42	$0.34	$0.34

2000 quarterly financial data (unaudited):

	1st	2nd	3rd	4th (b)
Revenues	$50,529	$54,258	$57,964	$79,504
Income from continuing operations before
results from discontinued operations,
cumulative effect of change in accounting
principle and extraordinary gain	$8,724	$10,074	$10,709	$12,293
Basic income per share	$0.32	$0.37	$0.39	$0.45
Diluted income per share	$0.32	$0.37	$0.38	$0.43

(a)	Includes the favorable impact of an adjustment to income earned on finance lease receivables of $1,673 net of tax expense of $70, of which $1,119 net of tax expense of $47 relates to prior years, as well as net gains on sales of equipment recovered from a bankrupt customer of $1,364 net of tax expense of $57.

(b)	Includes contributions from the North American Intermodal division of Transamerica Leasing, Inc., which the Company acquired on October 24, 2000. The acquisition was effective October 1, 2000 and includes only the chassis acquired from TA as the rail trailers and domestic containers were identified as assets held for sale at the time of purchase.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item 10 is hereby incorporated by reference to registrant’s definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed on or about March 28, 2002.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 is hereby incorporated by reference to registrant’s definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed on or about March 28, 2002.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item 12 is hereby incorporated by reference to registrant’s definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed on or about March 28, 2002.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item 13 is hereby incorporated by reference to registrant’s definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed on or about March 28, 2002.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

INTERPOOL, INC.

Report of Independent Public Accountants
Consolidated Balance Sheets--At December 31, 2001 and 2000
Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable regulations of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) EXHIBITS

1.1	—	Purchase Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated July 24, 1997, relating to the issuance of the Company’s 7.35% Notes due 2007 (incorporated by reference to the Company’s Current Report on Form 8-K dated July 27, 1997).

1.2	—	Purchase Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated July 31, 1997, relating to the issuance of the Company’s 7.20% Notes due 2007 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997).

3.1	—	Form of Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

3.2	—	Form of Restated Bylaws of the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

4.1	—	Form of Certificate representing the Common Stock (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

4.2	—	Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, relating to the Notes, dated July 29, 1997 (incorporated herein by reference to the Company’s Form S-4 filed on October 23, 1997).

4.3	—	Registration Rights Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated July 29, 1997 (incorporated herein by reference to the Company’s Form S-4 filed on October 23, 1997).

4.4	—	Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, relating to the Notes, dated August 5, 1997 (incorporated herein by reference to the Company’s Form S-4 filed on October 24, 1997).

4.5	—	Registration Rights Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated August 5, 1997 (incorporated herein by reference to the Company’s Form S-4 filed on October 24, 1997).

4.6	—	Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, related to the 6-5/8% Notes, dated February 24, 1998 (incorporated by reference to the Company’s S-4 filed on June 4, 1998).

10.1	—	Purchase Agreement dated as of January 30, 1993 by and between Sequa Capital Corp. and the Company, as amended as of March 5, 1993 (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.2	—	Restructuring Agreement as of August 5, 1992 among the Company, Trac Lease, Radcliff Group, Interpool Limited, Sequa Capital Corp., Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Paul H. Serenbetz, Stuart W. Serenbetz and Clay R. Serenbetz (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.3	—	Amended and Restated Term Credit Agreement dated as of February 19, 1993 between the Company and Swiss Bank Corporation (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.4	—	Promissory Note of the Company dated February 11, 1993 to United Jersey Bank/Central N.A. (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.5	—	Employment Agreement dated as of January 1, 1992 by and between Raoul J. Witteveen and the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.6	—	Employment Agreement dated as of January 1, 1992 by and between Radcliff Group and the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.7	—	Consultation Services Agreement dated as of January 1, 1992 by and between Radcliff Group and the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.9	—	Form of Stock Option Plan for Executive Officers and Directors (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.10	—	Form of Stockholders’ Agreement dated as of May 4, 1993, among the Company and Messrs. Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Clay R. Serenbetz, Paul H. Serenbetz, Stuart W. Serenbetz and Arthur L. Burns and the Serenbetz Trust (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.12	—	Form of Non-Compete Agreement dated as of May 4, 1993, by and between The Ivy Group and the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on December 7, 1993 (Reg. No. 33-71538)).

10.13	—	Lease Agreements by and between 211 College Road Associates and Interpool Limited and 211 College Road Associates and Microtech Leasing (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.14	—	Lease Agreement dated December 30, 1986 between Princeton Intermodal Equipment Trust I and Trac Lease (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.15	—	Lease Agreements between The Ivy Group and Trac Lease (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.16	—	Amendment No. 1, dated August 10, 1992, to Secured Promissory Note and Chattel Mortgage, Security Agreement and Assignment by and between The Ivy Group and the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.17	—	Chassis Lease Agreement dated as of August 15, 1992 by and between Eurochassis L.P. and Trac Lease (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.18	—	Form of Transfer and Subscription Agreement among Radcliff Group, Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Clay R. Serenbetz, Paul H. Serenbetz, Stuart W. Serenbetz, the Serenbetz Trust and the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.19	—	Form of Exchange and Subscription Agreement by and between the Company and Arthur L. Burns (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.20	—	Demand promissory notes of the Company payable to Martin Tuchman, Warren L. Serenbetz and Princeton International Properties (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.23	—	Indemnity Agreement between the Company and other directors (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.26	—	Agreement between the Company and Arthur L. Burns regarding certain litigation (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.27	—	Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, relating to the 7.20% Notes, dated August 5, 1997 (incorporated herein by reference to the Company’s Registration Statement on Form S-4 (Reg. No. 333-38705)).

10.28	—	Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, related to the 6-5/8% Notes, dated February 24, 1998 (incorporated herein by reference to the Company’s Registration Statement on Form S-4 (Reg. No. 333-56065)).

10.29	—	Indenture between the Company and IBJ Schroeder Bank & Trust Company, as Trustee, dated January 27, 1997 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended 12/31/96).

10.30	—	First Supplemental Indenture between Interpool, Inc. and IBJ Schroeder Bank & Trust Company dated January 27, 1997 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the period ended 12/31/96).

10.31	—	Series A Capital Securities Guarantee Agreement dated January 27, 1997 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended 12/31/96).

10.32	—	Agreement of Merger dated March 15, 1996 among Trac Lease, Inc., Trac Lease Merger Corp. and the Company (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended 12/31/95).

10.33	—	Letter Agreement between The Ivy Group and the Company (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the period ended 12/31/95).

10.34	—	Chassis Lease Agreement dated January 1, 1998 between The Ivy Group and Trac Lease, Inc. (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000).

10.35	—	Consulting Agreement between Interpool, Inc. and Atlas Capital Partners dated February 28, 1998 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for period ended June 30, 1998).

10.36	—	Asset Purchase Agreement, dated as of July 27, 2000 by and between the Company and Transamerica Leasing, Inc. (incorporated herein by reference to the Company’s Form 8-K filed on November 3, 2000).

10.37	—	Amendment No. 1 to the Asset Purchase Agreement dated October 24, 2000 by and between the Company and Transamerica Leasing, Inc. (incorporated herein by reference to the Company’s Form 8-K filed on November 3, 2000).

10.38	—	Chassis Lease Agreement dated January 1, 2001 between The Ivy Group and Trac Lease, Inc. (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000).

10.39	—	Asset Purchase Agreement, dated as of January 26, 2001, by and between Interpool, Inc. and Transport International Pool, Inc. (incorporated herein by reference to the Company’s Form 8-K filed on April 3, 2001).

10.40	—	Amendment No. 1 to the Asset Purchase Agreement, dated as of March 30, 2001, by and between Interpool, Inc. and Transport International Pool, Inc. (incorporated herein by reference to the Company’s Form 8-K filed on April 3, 2001).

10.41	—	Chassis Holdings I LLC Operating Agreement dated as of July 1, 2001 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2001).

10.42	—	Chassis Holdings I LLC Put/Call Agreement dated as of July 1, 2001 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2001).

10.43	—Sale and Purchase Agreement between between 211 College Road Associates and the Company.

12.1	—	Statement regarding computation of ratios of earnings to fixed charges (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on December 7, 1993 (Reg. No. 33-71538)).

21.1	—	Subsidiaries of the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 (No. 333-66738) filed on August 3, 2001).

99.1	—	Press Release dated October 16, 2001.

99.2	—	Press Release dated October 31, 2001.

99.3	—	Press Release dated November 1, 2001.

99.4	—	Press Release dated November 6, 2001.

99.5	—	Press Release dated November 6, 2001.

99.6	—	Press Release dated November 20, 2001.

99.7	—	Press Release dated December 19, 2001.

99.8	—	Press Release dated February 27, 2002.

99.9	—	Press Release dated February 28, 2002.

99.10	—	Press Release dated March 22, 2002.

99.11	—	Letter to Commission Pursuant to Temporary Note 3T.

(b) REPORTS ON FORM 8-K

(b)(1) No reports on Form 8-K were filed during the fourth quarter of 2001. 54

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Stockholders of Interpool, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of Interpool, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 26, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

New York, New York
February 26, 2002

INTERPOOL, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999

ALLOWANCE FOR DOUBTFUL ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Charge to Costs and Expenses	Acquired	(Write-offs), Net of Recoveries	Balance at End of Year
Year Ended December 31, 2001	$14,271	$2,302	—	$(10,711)	$5,862

Year Ended December 31, 2000	$10,260	$2,192	$1,281	$538	$14,271

Year Ended December 31, 1999	$4,632	$6,925	—	$(1,297)	$10,260

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2002	INTERPOOL, INC. (Registrant) By /s/ Martin Tuchman —————————————— Martin Tuchman Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 28, 2002	By /s/ Martin Tuchman —————————————— Martin Tuchman Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)

March 28, 2002	By /s/ Raoul J. Witteveen —————————————— Raoul J. Witteveen President, Chief Operating Officer and Director

March 28, 2002	By /s/ Warren L. Serenbetz —————————————— Warren L. Serenbetz Director

March 28, 2002	By /s/ Mitchell I. Gordon —————————————— Mitchell I. Gordon Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer)

March 28, 2002	By /s/ Arthur L. Burns —————————————— Arthur L. Burns General Counsel, Secretary and Director

March 28, 2002	By /s/ Peter D. Halstead —————————————— Peter D. Halstead Director

March 28, 2002	By /s/ Joseph J. Whalen —————————————— Joseph J. Whalen Director

March 28, 2002	By /s/ Clifton H. W. Maloney —————————————— Clifton H. W. Maloney Director

March 28, 2002	By /s/ William Geoghan —————————————— William Geoghan Senior Vice President (Principal Accounting Officer)

EXHIBIT INDEX

1.1	—	Purchase Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated July 24, 1997, relating to the issuance of the Company’s 7.35% Notes due 2007 (incorporated by reference to the Company’s Current Report on Form 8-K dated July 27, 1997).

1.2	—	Purchase Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated July 31, 1997, relating to the issuance of the Company’s 7.20% Notes due 2007 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997).

3.1	—	Form of Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

3.2	—	Form of Restated Bylaws of the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

4.1	—	Form of Certificate representing the Common Stock (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

4.2	—	Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, relating to the Notes, dated July 29, 1997 (incorporated by reference to the Company’s Form S-4 filed on October 23, 1997).

4.3	—	Registration Rights Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated July 29, 1997 (incorporated by reference to the Company’s Form S-4 filed on October 23, 1997).

4.4	—	Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, relating to the Notes, dated August 5, 1997 (incorporated by reference to the Company’s Form S-4 filed on October 24, 1997).

4.5	—	Registration Rights Agreement between Interpool, Inc. and Smith Barney Inc., as initial purchaser, dated August 5, 1997 (incorporated by reference to the Company’s Form S-4 filed on October 24, 1997).

4.6	—	Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, related to the 6-5/8% Notes, dated February 24, 1998 (incorporated by reference to the Company’s S-4 filed on June 4, 1998).

10.1	—	Purchase Agreement dated as of January 30, 1993 by and between Sequa Capital Corp. and the Company, as amended as of March 5, 1993 (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.2	—	Restructuring Agreement as of August 5, 1992 among the Company, Trac Lease, Radcliff Group, Interpool Limited, Sequa Capital Corp., Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Paul H. Serenbetz, Stuart W. Serenbetz and Clay R. Serenbetz (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.3	—	Amended and Restated Term Credit Agreement dated as of February 19, 1993 between the Company and Swiss Bank Corporation (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.4	—	Promissory Note of the Company dated February 11, 1993 to United Jersey Bank/Central N.A. (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.5	—	Employment Agreement dated as of January 1, 1992 by and between Raoul J. Witteveen and the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.6	—	Employment Agreement dated as of January 1, 1992 by and between Radcliff Group and the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.7	—	Consultation Services Agreement dated as of January 1, 1992 by and between Radcliff Group and the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.9	—	Form of Stock Option Plan for Executive Officers and Directors (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 Reg. No. 33-59498)).

10.10	—	Form of Stockholders’ Agreement dated as of May 4, 1993, among the Company and Messrs. Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Clay R. Serenbetz, Paul H. Serenbetz, Stuart W. Serenbetz and Arthur L. Burns and the Serenbetz Trust (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.12	—	Form of Non-Compete Agreement dated as of May 4, 1993, by and between The Ivy Group and the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on December 7, 1993 (Reg. No. 33-71538)).

10.13	—	Lease Agreements by and between 211 College Road Associates and Interpool Limited and 211 College Road Associates and Microtech Leasing (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.14	—	Lease Agreement dated December 30, 1986 between Princeton Intermodal Equipment Trust I and Trac Lease (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.15	—	Lease Agreements between The Ivy Group and Trac Lease (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.16	—	Amendment No. 1, dated August 10, 1992, to Secured Promissory Note and Chattel Mortgage, Security Agreement and Assignment by and between The Ivy Group and the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.17	—	Chassis Lease Agreement dated as of August 15, 1992 by and between Eurochassis L.P. and Trac Lease (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.18	—	Form of Transfer and Subscription Agreement among Radcliff Group, Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Clay R. Serenbetz, Paul H. Serenbetz, Stuart W. Serenbetz, the Serenbetz Trust and the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.19	—	Form of Exchange and Subscription Agreement by and between the Company and Arthur L. Burns (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.20	—	Demand promissory notes of the Company payable to Martin Tuchman, Warren L. Serenbetz and Princeton International Properties (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.23	—	Indemnity Agreement between the Company and other directors (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.26	—	Agreement between the Company and Arthur L. Burns regarding certain litigation (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 4, 1993 (Reg. No. 33-59498)).

10.27	—	Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, relating to the 7.20% Notes, dated August 5, 1997 (incorporated herein by reference to the Company’s Registration Statement on Form S-4 (Reg. No. 333-38705)).

10.28	—	Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, related to the 6-5/8% Notes, dated February 24, 1998 (incorporated herein by reference to the Company’s Registration Statement on Form S-4 (Reg. No. 333-56065)).

10.29	—	Indenture between the Company and IBJ Schroeder Bank & Trust Company, as Trustee, dated January 27, 1997 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended 12/31/96).

10.30	—	First Supplemental Indenture between Interpool, Inc. and IBJ Schroeder Bank & Trust Company dated January 27, 1997 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the period ended 12/31/96).

10.31	—	Series A Capital Securities Guarantee Agreement dated January 27, 1997 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended 12/31/96).

10.32	—	Agreement of Merger dated March 15, 1996 among Trac Lease, Inc., Trac Lease Merger Corp. and the Company (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended 12/31/95).

10.33	—	Letter Agreement between The Ivy Group and the Company (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the period ended 12/31/95).

10.34	—	Chassis Lease Agreement dated January 1, 1998 between The Ivy Group and Trac Lease, Inc. (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000).

10.35	—	Consulting Agreement between Interpool, Inc. and Atlas Capital Partners dated February 28, 1998 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for period ended June 30, 1998).

10.36	—	Asset Purchase Agreement, dated as of July 27, 2000 by and between the Company and Transamerica Leasing, Inc. (incorporated herein by reference to the Company’s Form 8-K filed on November 3, 2000).

10.37	—	Amendment No. 1 to the Asset Purchase Agreement dated October 24, 2000 by and between the Company and Transamerica Leasing, Inc. (incorporated herein by reference to the Company’s Form 8-K filed on November 3, 2000).

10.38	—	Chassis Lease Agreement dated January 1, 2001 between The Ivy Group and Trac Lease, Inc. (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000).

10.39	—	Asset Purchase Agreement, dated as of January 26, 2001, by and between Interpool, Inc. and Transport International Pool, Inc. (incorporated herein by reference to the Company’s Form 8-K filed on April 3, 2001).

10.40	—	Amendment No. 1 to the Asset Purchase Agreement, dated as of March 30, 2001, by and between Interpool, Inc. and Transport International Pool, Inc. (incorporated herein by reference to the Company’s Form 8-K filed on April 3, 2001).

10.41	—	Chassis Holdings I LLC Operating Agreement dated as of July 1, 2001 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2001).

10.42	—	Chassis Holdings I LLC Put/Call Agreement dated as of July 1, 2001 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2001).

10.43	—	Sale and Purchase Agreement between between 211 College Road Associates and the Company.

12.1	—	Statement regarding computation of ratios of earnings to fixed charges (incorporated herein by reference to the Company’s Registration Statement on Form S-1 declared effective by the Commission on December 7, 1993 (Reg. No. 33-71538)).

21.1	—	Subsidiaries of the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1 (No. 333-66738) filed on August 3, 2001).

99.1	—	Press Release dated October 16, 2001.

99.2	—	Press Release dated October 31, 2001.

99.3	—	Press Release dated November 1, 2001.

99.4	—	Press Release dated November 6, 2001.

99.5	—	Press Release dated November 6, 2001.

99.6	—	Press Release dated November 20, 2001.

99.7	—	Press Release dated December 19, 2001.

99.8	—	Press Release dated February 27, 2002.

99.9	—	Press Release dated February 28, 2002.

99.10	—	Press Release dated March 22, 2002.

99.11	—	Letter to Commission Pursuant to Temporary Note 3T.

