Form 10-Q
period 2002-03-31
INTERPOOL INC
filed 2002-05-15
CIK 898777

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

Commission file number 1-11862

INTERPOOL, INC.
(Exact name of registrant as specified in the charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3467669 (I.R.S. Employer Identification Number)

211 College Road East, Princeton, New Jersey (Address of principal executive office)	08540 (Zip Code)

(609) 452-8900
(Registrant’s telephone number including area code)

As of May 13, 2002, 27,361,252 shares of common stock, $.001 par value were outstanding.

Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days Yes |X| No |_|

INTERPOOL, INC. AND SUBSIDIARIES

INDEX

Page No

Part I — Financial Information:
Introduction to Financial Statements	3

Condensed Consolidated Balance Sheets
March 31, 2002 and December 31, 2001	4

Condensed Consolidated Statements of Income
For the Three Months ended March 31, 2002 and 2001	5

Condensed Consolidated Statements of Cash Flows
For the Three Months ended March 31, 2002 and 2001	6

Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Year Ended December 31, 2001 and the Three Months ended March 31, 2002	7

Notes to Condensed Consolidated Financial Statements	8-16

Management’s Discussion and Analysis of
Financial Condition and Results of Operations	17-21

Part II — Other Information:

Item 6: Exhibits and Reports on 8-K	22

Signatures	23

Exhibits	24

PART I — FINANCIAL INFORMATION

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

INTERPOOL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share and per share amounts)

ASSETS	March 31, 2002	December 31, 2001

	(Unaudited)
CASH AND SHORT-TERM INVESTMENTS	$ 170,655	$ 102,189
MARKETABLE SECURITIES, at fair value	737	638
ACCOUNTS AND NOTES RECEIVABLE, less allowance of $6,305 and
$5,862 respectively	68,450	64,891
NET INVESTMENT IN DIRECT FINANCING LEASES	227,821	229,239
OTHER RECEIVABLES, net	51,335	43,434
LEASING EQUIPMENT, net of accumulated depreciation and amortization of
$331,621 and $322,702, respectively	1,425,082	1,372,326
OTHER INVESTMENT SECURITIES, at fair value	13,585	15,970
OTHER ASSETS	81,721	79,078
ASSETS RELATED TO DISCONTINUED OPERATIONS	7,284	10,020

TOTAL ASSETS	$ 2,046,670	$ 1,917,785

LIABILITIES AND STOCKHOLDERS’ EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$ 76,885	$ 80,683
INCOME TAXES	32,516	30,243
DEFERRED INCOME	737	766
DEBT AND CAPITAL LEASE OBLIGATIONS
Due within one year	148,197	179,664
Due after one year	1,305,938	1,155,646

	1,454,135	1,335,310

LIABILITIES RELATED TO DISCONTINUED OPERATIONS	3,923	6,072

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
SECURITIES IN SUBSIDIARY GRANTOR TRUSTS (holding solely junior
Subordinated Deferrable interest debentures of the Company) (75,000 shares
9-7/8% Capital Securities outstanding, liquidation preference $75,000)	75,000	75,000

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES	26,332	27,247

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued	—	—
Common stock, par value $.001 per share; 100,000,000 shares authorized,
27,579,952 issued at March 31, 2002 and December 31, 2001	28	28
Additional paid-in capital	124,184	124,184
Treasury stock, at cost, 218,700 at March 31, 2002 and 216,600 at December 31, 2001	(2,139)	(2,099)
Retained earnings	264,339	255,154
Accumulated other comprehensive loss, net of taxes	(9,270)	(14,803)

Total stockholders’ equity	377,142	362,464

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,046,670	$ 1,917,785

The accompanying notes to consolidated financial statements are an integral part of these balance sheets. 4

INTERPOOL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31,
	2002	2001

REVENUES	$ 72,891	$ 76,468
COST AND EXPENSES:
Lease operating and administrative expenses	19,531	21,905
Provision for doubtful accounts	821	713
Market value adjustment for derivative instruments	(650)	870
Depreciation and amortization of leasing equipment	20,311	18,769
Other income, net	(929)	(1,614)
Interest expense, net	21,274	21,910

	60,358	62,553

Income from continuing operations before provision for income taxes, results from discontinued operations and cumulative effect
of change in accounting principle	12,533	13,915
PROVISION FOR INCOME TAXES	1,130	2,880

Income from continuing operations before results from
discontinued operations and cumulative effect of change in
accounting principle	11,403	11,035
Loss from discontinued operations, net of applicable
taxes of $472 and $20	(710)	(33)
Cumulative effect of change in accounting principle, net of
applicable taxes of $44	—	833

NET INCOME	$ 10,693	$ 11,835

INCOME PER SHARE FROM CONTINUING OPERATIONS BEFORE RESULTS FROM DISCOUNTINUED OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
Basic	$ 0.42	$ 0.40

Diluted	$ 0.39	$ 0.38

LOSS FROM DISCONTINUED OPERATIONS:
Basic	($ 0.03)	$ 0.00

Diluted	($ 0.02)	$ 0.00

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
Basic	N/A	$ 0.03

Diluted	N/A	$ 0.03

NET INCOME PER SHARE:
Basic	$ 0.39	$ 0.43

Diluted	$ 0.37	$ 0.41

WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
Basic	27,361	27,421

Diluted	29,247	29,122

5

INTERPOOL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)

	Three Months Ended March 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 10,693	$ 11,835
Adjustments to reconcile net income to net cash provided by operating activities —
Loss from discontinued operations, net of tax	710	33
Depreciation and amortization	21,173	19,527
Gain on sale of leasing equipment	(1,605)	(123)
Gain on sale of assets held for sale	—	(1,774)
Provision for doubtful accounts	821	713
(Gain) loss on market value adjustment for derivative instruments	(650)	870
Cumulative effect of change in accounting principle, net of tax	—	(833)
Changes in assets and liabilities -
Accounts and notes receivable	(4,380)	3,601
Other receivables	2,880	(1,591)
Other assets	(1,453)	5,025
Accounts payable and accrued expenses	(7,320)	(18,099)
Income taxes payable	533	6,378
Deferred income	(29)	(39)
Minority interest in equity of subsidiaries	(7)	(72)

Net cash provided by operating activities	21,366	25,451

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment	(90,615)	(19,889)
Proceeds from dispositions of leasing equipment	8,409	10,614
Proceeds from disposition of assets held for sale	—	292,294
Investment in direct financing leases	(8,587)	(13,036)
Cash collections on direct financing leases, net of income recognized	10,302	8,987
Changes in marketable securities and other investing activities	(101)	(9)
Change in accrued equipment purchases	11,420	(20,665)
Changes in assets and liabilities related to discontinued operations	(1,005)	3,582

Net cash (used for) provided by investing activities	(70,177)	261,878

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	510,052	—
Payment of long-term debt and capital lease obligations	(391,227)	(104,975)
Borrowings of revolving credit lines	—	384
Repayment of revolving credit lines	—	(140,000)
Purchase of Treasury Stock	(40)	—
Dividends paid	(1,508)	(1,028)

Net cash provided by (used for) financing activities	117,277	(245,619)

Net increase in cash and short-term investments	68,466	41,710
CASH AND SHORT-TERM INVESTMENTS, beginning of period	102,189	155,553

CASH AND SHORT-TERM INVESTMENTS, end of period	$ 170,655	$ 197,263

Supplemental schedule of non-cash financing activities:
Assumption of debt by purchaser in connection with Assets Held for Sale	—	$ 32,686

The accompanying notes to condensed consolidated financial statements are an integral part of these statements. 6

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2001 AND THE THREE MONTHS ENDED MARCH 31, 2002
(dollars and shares in thousands)
(unaudited)

	Preferred Stock		Common Stock					Accum. Other
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Comp. Income (Loss)	Comp. Income (Loss)

BALANCE, December 31, 2000	—	$—	27,580	$28	$ 124,184	$ (1,170)	$ 217,955	$ 1,234
Net income	—	—	—	—	—	—	42,480	—	$ 42,480
Adoption of FAS 133-
Cumulative effect through
December 31, 2000								(7,411)	(7,411)
Other comprehensive loss	—	—	—	—	—	—	—	(8,626)	(8,626)

Comprehensive income	—	—	—	—	—	—	—	—	$ 26,443

Purchase of 58,100 shares of
treasury stock	—	—	—	—	—	(929)	—	—
Cash dividends declared:
Common stock, $0.1925 per
share	—	—	—	—	—	—	(5,281)	—

BALANCE, December 31, 2001	—	—	27,580	28	124,184	(2,099)	255,154	(14,803)
Net income	—	—	—	—	—	—	10,693	—	$ 10,693
Other comprehensive income	—	—	—	—	—	—	—	5,533	5,533

Comprehensive income	—	—	—	—	—	—	—	—	$ 16,226

Purchase of 2,100 shares of
treasury stock	—	—	—	—	—	(40)	—	—
Cash dividends declared:
Common stock, $0.055 per
share	—	—	—	—	—	—	(1,508)	—

	—	—	—	—	—	—	—	—
BALANCE , March 31, 2002	—	$—	27,580	$28	$ 124,184	$ (2,139)	$ 264,339	$(9,270)

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

     The Company had formerly operated in a third reportable segment, computer equipment leasing. The Company operated in this segment through two majority owned subsidiaries, Microtech Leasing Corporation (Microtech) and Personal Computer Rentals (PCR). During the third quarter of 2001, Company management, having the authority to do so, adopted a formal plan to exit this segment through the sale of PCR and liquidation of Microtech. See Note 2 for further information regarding the sale of PCR and discontinued operations of the computer leasing segment.

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

     A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

	(in thousands) Three Months Ended March 31,
	2002	2001

Average common shares outstanding	27,361	27,421
Common shares issuable (1)	1,886	1,701

Average common shares outstanding assuming dilution	29,247	29,122

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

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities —Deferral of the Effective Date of FASB Statement No. 133. In June 2000, the FASB issued Statement 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. Statement 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

     As of December 31, 2000, the Company had entered into 13 interest rate swap agreements with various financial institutions. The aggregate notional balance of the swaps was $389,500 as of December 31, 2000. These agreements are used by the Company to manage interest rate risks created by loans indexed to a floating rate index, primarily LIBOR, and contractually terminate at various dates between 2001 and 2007. Under previous generally accepted accounting principals (GAAP), the interest differential payable or receivable by the Company on its interest rate swaps was accrued by the Company as interest rates changed, and was recognized by the Company over the life of the swap agreement. In contrast Statement 133 requires that changes in the fair value of the swap agreements which are designated as effective cash flow hedges, be reported as a component of other comprehensive income and changes in the fair value of the swap agreements that do not qualify for hedge accounting to be reported in earnings. The Company has determined that of the 13 interest rate swap agreements held, 10 qualify under Statement 133 as effective cash flow hedges with no ineffectiveness, while the remaining 3 interest rate swap agreements intended as cash flow hedges do not quality for hedge accounting treatment. The adoption of Statement 133 on January 1, 2001 increased liabilities by approximately $9,012, with offsetting amounts recorded as decreases to deferred tax liabilities of $2,435 and accumulated other comprehensive income of $7,411 and an increase to earnings (net of tax) of $833. See Note 10 for further information regarding the Company’s accounting for the swap agreements under Statement 133.

     On June 29, 2001, the Financial Accounting Standards Board approved its proposed Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

     Statement 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. This statement supersedes Accounting Principals Board, or APB, Opinion No. 17, “Intangible Assets,” and will incorporate provisions in APB Opinion No 17 related to internally developed intangible assets. Adoption of Statement 142 also requires that companies cease amortizing goodwill. During the three months ended March 31, 2001, the Company recorded amortization expense related to its goodwill of $189 which is included in other income, net in the accompanying condensed consolidated statements of income. On January 1, 2002, the Company adopted Statement 142. The adoption of this statement did not result in an adjustment to recorded goodwill. Total goodwill recorded by the Company is approximately $9,625 related to certain investments accounted for under the equity method of accounting.

(dollars in thousands, except per share amounts)

     In August 2001, the Financial Accounting Standards Board (FASB) approved its proposed Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. During the first quarter of 2002, the Company evaluated the carrying value of its long lived assets as prescribed by Statement 144. The adoption of this statement in the first quarter of 2002 did not result in an adjustment to our consolidated financial statements.

E. Comprehensive income (loss) and accumulated other comprehensive loss:

The tax effect of comprehensive income (loss) is as follows:

	Before-Tax Amount	Tax Effect	Net of Tax Amount

Three Months Ended March 31, 2002
Unrealized holding gains arising during the period:
Marketable securities	$ 20	$ (7)	$ 13
Swap agreements	7,249	(1,729)	5,520

	$ 7,269	$(1,736)	$ 5,533

Three Months Ended March 31, 2001
Unrealized holding (losses) arising during the period:
Marketable securities	$ (14)	$ 5	$ (9)
Other investment securities	(223)	11	(212)
Swap agreements	(6,317)	1,323	(4,994)

	$(6,554)	$ 1,339	$(5,215)

The components of accumulated other comprehensive loss, net of taxes, are as follows:

	March 31, 2002	December 31, 2001

Marketable securities	$ (15)	$ (28)
Other investment securities	618	618
Swap agreements	(9,873)	(15,393)

	$(9,270)	$(14,803)

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

(dollars in thousands, except per share amounts)

     On December 31, 2001, the Company completed the sale of its 51% ownership stake of PCR to an investment group comprised of the management of PCR. Under the agreement, the Company sold its share of PCR for $2,297. As payment for the transaction, the management of PCR transferred its 24.5% ownership in Microtech valued at $792 to the Company, thereby increasing the Company’s ownership in Microtech to 100%. The purchase price of $2,297 was settled through the issuance of a non-recourse note issued by the investment group comprised of the management of PCR to the Company in the amount of $1,657 at an effective interest rate of 15%, and a payment of $640 received by the Company on January 2, 2002. The original terms of the note are interest only at 5% through December 31, 2004 and an annual rate of 7.5% for the period from December 31, 2004 through December 31, 2010 (“the maturity date”). Monthly principal payments in equal installments of $35 commence on January 31, 2005 and continue through the maturity date.

     During the three months ended March 31, 2002, Microtech experienced $710 of losses primarily the result of additional bad debt reserves due to a weaker economic environment resulting in specific customer defaults.

     In addition, on April 6, 1999, the Company entered into a $3,500 long-term revolving credit facility with PCR. This revolving credit facility is due on demand and remains outstanding as of March 31, 2002. The line of credit bears interest at 12% per annum and is payable monthly. This line of credit is secured by substantially all of PCR’s assets, subordinated to the interest of a financial institution which provided PCR an additional line of credit. Since 2000, the Company has guaranteed PCR debts due to parties other than the Company totaling $5,000, which remain in effect.

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

     Based on 90% common unit ownership held by Trac Lease, the Company’s condensed consolidated financial statements include the accounts of Chassis Holding I LLC. The Ivy Group’s interest in the common and preferred units of Chassis Holdings I LLC of approximately $26,326 is classified as minority interest in equity of subsidiaries in the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2002, dividends paid on the common units and distributions on the preferred units owned by The Ivy Group, totaling $780, are included in lease operating and administrative expenses in the accompanying condensed consolidated statements of income.

(dollars in thousands, except per share amounts)

Note 4 — Cash flow information:

     For the three months ended March 31, 2002 and 2001 cash paid for interest was approximately $29,431 and $37,639, respectively. Cash paid for income taxes was approximately $622 and $860, respectively.

Note 5 — Leasing Activities:

     As lessor:

     During the three months ended June 30, 2001, the Company initiated a bankruptcy claim against a customer and sought to collect receivables and to recover equipment values through its insurance policies. The Company demanded the return of approximately $48,588 of equipment, including $8,482 of direct finance leases which were reclassified to leasing equipment. At March 31, 2002, the outstanding receivables from this customer, including amounts for equipment the Company anticipates will not be recovered, totaled approximately $35,500 which is covered by insurance, or reserved for in the allowance for doubtful accounts. At this time, the Company has estimated no impairment upon the liquidation and/or re-lease of these assets after considering anticipated insurance proceeds. The maximum insurance coverage related to this claim is $35,000. The overall recovery of the asset values has been evaluated taking into consideration the equipment book value, the cost to recover and re-lease the equipment, and the total outstanding receivables, as well as the likelihood to collect through the recovery and sale of the equipment or the stipulated equipment values within the insurance policy. The Company continued to record revenue from these leases through August 20, 2001 at which time, revenue recognition was discontinued, as lease payments through August 20, 2001 were covered by the insurance policies. The Company will continue to assess the overall recovery of the asset values and adjust the assumptions used in evaluating the total insurance claim with respect to this customer’s bankruptcy. As additional information becomes available, reserves for the impairment of the asset values may be necessary based upon changes in economic conditions and the assumptions used in evaluating the total insurance claim.

     During the three months ended March 31, 2002, the Company recognized $2,434 of a gain for the excess of amounts billable to the lease customer for unrecovered equipment over the Company’s net book value of the equipment which is expected to be recovered through insurance proceeds.

Allowance for doubtful accounts —

The following summarizes the activity in the allowance for doubtful accounts:

	2002	2001

Balance beginning of year	$ 5,862	$ 14,271
Provision charged to expense	821	713
Write-offs, net of recoveries	(378)	(9,804)

Balance, March 31	$ 6,305	$ 5,180

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

(dollars in thousands, except per share amounts) Segment Information:

Three Months ended 2002:	Container Leasing	Domestic Intermodal Equipment	Totals

Revenues from external customers	$ 27,200	$ 45,691	$ 72,891
Lease operating and administrative expenses	3,297	16,405	19,702
Depreciation and amortization	9,855	10,456	20,311
Other income/(expense), net	2,019	(1,090)	929
Interest income	534	1,538	2,072
Interest expense	6,050	17,296	23,346
Income from continuing operations before taxes,
results from discontinued operations and change in	10,551	1,982	12,533
accounting principle
Net investment in DFL’s	164,743	63,078	227,821
Leasing equipment, net	537,489	887,593	1,425,082
Equipment purchases	30,368	68,834	99,202
Total segment assets	$ 840,025	$ 1,199,361	$2,039,386

Three Months ended 2002:	Container Leasing	Domestic Intermodal Equipment	Totals

Revenues from external customers	$ 26,172	$ 50,296	$ 76,468
Lease operating and administrative expenses	3,863	19,625	23,488
Depreciation and amortization	8,633	10,136	18,769
Other income/(expense), net	(116)	1,730	1,614
Interest income	2,192	487	2,679
Interest expense	8,207	16,382	24,589
Income from continuing operations before taxes,	7,545	6,370	13,915
results from discontinued operations and change in
accounting principle
Net investment in DFL’s	130,709	25,662	156,371
Leasing equipment, net	484,562	781,414	1,265,976
Equipment purchases	28,761	4,164	32,925
Total segment assets	$ 742,416	$ 1,125,977	$1,868,393

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

(dollars in thousands, except per share amounts) Geographic Information:

	2002	2001

REVENUES:
United States	$ 45,731	$ 50,306
International	27,160	26,162

	$ 72,891	$ 76,468

ASSETS:
United States	$1,199,361	$1,125,977
International	840,025	742,416

	$2,039,386	$1,868,393

Note 7 — Other contingencies and commitments:

     At March 31, 2002, commitments for capital expenditures totaled approximately $10,100.

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

     The Company classified the retained interest as an available for sale security, which is included in “Other Investment Securities” in the accompanying condensed consolidated balance sheets. Accordingly, the retained interest is accounted for at fair value, with any changes in fair value over its allocated historical book value recorded as a component of other comprehensive income, net of tax, in the statement of changes in shareholders’ equity. As of March 31, 2002 and December 31, 2001, the Company estimated the fair market value of the retained interest was $13,585 and $15,970, respectively. During the three months ended March 31, 2002 and 2001, the Company recorded interest income on the retained interest totaling $544 and $978 which is included in revenues in the accompanying condensed consolidated statements of income.

     Interpool Limited, a subsidiary of the Company (the “Servicer”), acts as servicer for the Assets. Pursuant to the terms of the servicing agreement, the Servicer is paid a fee of 0.40% of the assets under management. The Company’s management has determined that the servicing fee paid approximates the fair value for services provided, as such, no servicing asset or liability has been recorded. For the three months ended March 31, 2002 and 2001, the Company received servicing fees totaling $126 and $118 which are included in revenues in the accompanying condensed consolidated statements of income. For the three months ended March 31, 2002 and 2001, cash flows received on the retained interest were $2,929 and $3,656, respectively.

(dollars in thousands, except per share amounts)

     At March 31, 2002 and December 31, 2001, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

	March 31, 2002	December 31, 2001

Carrying amount/fair value of retained interests	$13,585	$15,970
Weighted-average life (in years)	1.8	2.0
Expected credit losses (annual rate)	1.5%	1.5%
Impact on fair value of 10% adverse change	$ 94	$ 129
Impact on fair value of 20% adverse change	$ 222	$ 275
Residual cash flows discount rate (annual)	12.6%	12.6%
Impact on fair value of 10% adverse change	$ 250	$ 310
Impact on fair value of 20% adverse change	$ 507	$ 619

Note 9 — Acquisition of North American Intermodal Division of Transamerica Leasing, Inc.:

     In October 2000, the Company completed the acquisition of the North American Intermodal division of Transamerica Leasing, Inc. (TA), a subsidiary of Transamerica Finance Corporation and AEGON N.V.  In the acquisition, the Company acquired approximately 70,000 chassis, 23,000 rail trailers and 18,000 domestic containers. The acquisition was effective October 1, 2000 in a transaction accounted for under the purchase method of accounting, accordingly the acquired assets and liabilities have been recorded at the estimated fair values at the date of acquisition. In January 2001, the Company and TIP Intermodal Services (TIP), a GE Capital Company, announced the signing of a definitive agreement for the sale of 50,000 rail trailers and domestic containers by the Company to TIP, including all of the rail trailers and domestic containers the Company acquired from TA in October 2000. The Company established a basis in the assets acquired from TA to be sold to TIP equal to (i) TA’s historical net book value of the assets ($273,572), (ii) the expected gain to be realized from the sale to TIP ($5,614), (iii) the estimated cash collections (net of cash disbursements) resulting from the operations of these assets from October 1, 2000 through the estimated date of disposition of March 31, 2001 ($7,296) and (iv) the incremental amount of interest expense from October 1, 2000 through March 31, 2001 associated with the acquisition of these assets ($18,828). The excess of the purchase price paid over the book value of the assets and liabilities acquired (after establishing the basis associated with the assets held for sale) in an amount approximating $66,500 was allocated to the chassis acquired from TA and is being amortized over the remaining depreciable life of those chassis.

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

     In March 2001, the Company sold 50,000 rail trailers and domestic containers, including all 41,000 rail trailers and domestic containers the Company acquired from TA in October 2000 to TIP. The Company recorded a gain of $1,774 upon the consummation of this sale, which represents the premium paid for the units previously owned by the Company over their net book value.

Note 10 — Derivative instruments:

     The Company’s assets are primarily fixed rate in nature while its debt instruments are primarily floating rate. The Company employs derivative financial instruments (interest rate swap agreements) to effectively convert certain floating rate debt instruments into fixed rate instruments and thereby manage its exposure to fluctuations in interest rates.

     The unrealized pre-tax income on cash flow hedges for the three months ended March 31, 2002 of $7,249 have been reported in the Company’s condensed consolidated balance sheet as a component of accumulated other comprehensive income (loss), along with related deferred income tax expense of $1,729.

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

(dollars in thousands, except per share amounts)

     Pre-tax income for the three months ended March 31, 2002 resulting from the change in fair value of interest rate swap agreements held which do not quality as cash flow hedges under Statement 133 of $320 have been recorded on the condensed consolidated statements of income as market value adjustment for derivative instruments. Interest rate swap agreements which qualify as perfect cash flow hedges have no effectiveness and therefore are not reflected in the condensed consolidated statements of income. Interest rate swap agreements which qualify as cash flow hedges but are not perfectly correlated have associated ineffectiveness of $330 which has been recorded in the condensed consolidated statements of income as market value adjustment for derivative instruments. Future ineffectiveness related to these interest rate swap agreements will continue to be recorded in the condensed consolidated statements of income during the next twelve months.

     As of March 31, 2002, the Company holds 12 interest rate swap agreements with various financial institutions. The aggregate notional balance of the swaps was $760,746 as of March 31, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company generates revenues through leasing transportation equipment, primarily intermodal dry freight standard containers and container chassis. Most of the Company’s revenues are derived from payments under operating leases and income earned under finance leases, under which the lessee has the right to purchase the equipment at the end of the lease term. For the three months ended March 31, 2002 and 2001 revenues from direct financing leases were $6.0 million (8% of leasing revenues) and $4.3 million (6% of leasing revenues), respectively.

     During the three months ended September 30, 2001, the Company initiated a plan to dispose of PCR, a 51%-owned subsidiary engaged in leasing computers and related equipment, and to discontinue the operations of Microtech, a 75.5%-owned subsidiary, also engaged in computer leasing. As a result, PCR and Microtech have been classified as discontinued operations in the condensed consolidated financial statements.

Three Months Ended March 31, 2002 compared to Three Months Ended March 31, 2001

Revenues

     The Company’s revenues decreased to $72.9 million for the three months ended March 31, 2002, from $76.5 million in the three months ended March 31, 2001, a decrease of $3.6 million or 5%. The decrease was attributable to reduced operating lease revenues of $5.3 million, partially offset by increased finance lease revenues of $1.7 million. The decrease in operating lease revenue was experienced in the domestic intermodal division resulting from the slowdown of economic activity in North America, a change in how California licensing fees are charged to lessees of chassis (a decrease of $1.5 million) and the elimination of revenues from non-core assets sold to TIP in 2001 (a decrease of $1.4 million). Utilization rates of the container and chassis operating lease fleet at March 31, 2002 were 97% and 92%, respectively, and at March 31, 2001 were 99% and 95%, respectively.

Lease Operating and Administrative Expenses

     The Company’s lease operating and administrative expenses decreased to $19.5 million for the three months ended March 31, 2002 from $21.9 million in the three months ended March 31, 2001, a decrease of $2.4 million or 11%. The decrease was primarily due to reductions in licensing expense related to California of $1.2 million, equipment rental expense of $1.0 million, maintenance and repairs expense of $.8 million, salary expense of $.8 million, computer expense of $.4 million and facilities expense of $.3 million, partially offset by increased storage expense of $1.2 million and minority interest expense of $.8 million. The decrease in maintenance and repairs expense is primarily the result of $1.0 million of billable repairs to a customer in default which is recoverable from insurance.

Provision for Doubtful Accounts

     The Company’s provision for doubtful accounts increased to $.8 million for the three months ended March 31, 2002 from $.7 million in the three months ended March 31, 2001, an increase of $.1 million or 15%.

Depreciation and Amortization of Leasing Equipment

     The Company’s depreciation and amortization expenses increased to $20.3 million for the three months ended March 31, 2002 from $18.8 million for the three months ended March 31, 2001, an increase of $1.5 million or 8%. The increase was primarily a result of an expanding fleet size, partially offset by reduced depreciation expense of $1.3 million as a result of the Company’s sale of rail trailers and domestic containers to TIP in March 2001.

Other (Income)/Expense, Net

     The change in other (income)/expense, net of $.7 million was due to a reduction in the Company’s net gains on the sale of leasing equipment of $.3 million during the three months ended March 31, 2002, as well as a decrease in the Company’s income from unconsolidated subsidiaries of $.4 million during the three months ended March 31, 2002. During the three months ended March 31, 2002, the Company’s net gain on the sale of leasing equipment was primarily due to $2.4 million of gains expected to be recovered through insurance for unrecovered equipment, partially offset by $.9 million of losses on sales of equipment recovered from a customer in default. During the three months ended March 31, 2001, the Company’s net gain on the sale of leasing equipment was primarily due to a gain of $1.8 million on the sale of the rail trailers and domestic containers previously owned by the Company to TIP.

Interest Expense, Net

     The Company’s net interest expense decreased to $21.3 million in the three months ended March 31, 2002 from $21.9 million in the three months ended March 31, 2001, a decrease of $.6 million or 3%. The decrease in net interest expense was due to reduced interest expense of $1.2 million, as well as decreased investment income of $.6 million. The decrease in interest expense was primarily due to reduced borrowing costs resulting in reduced interest expense of $3.0 million, partially offset by increased borrowings to fund capital expenditures, resulting in incremental interest expense of $1.8 million.

Provision for Income Taxes

     The Company’s provision for income taxes decreased to $1.1 million from $2.9 million primarily due to a lower effective tax rate resulting from greater income contribution from the international container leasing division, which is subject to a lower statutory rate than our domestic intermodal division.

Income from Continuing Operations Before Cumulative Effect of Change in Accounting Principle

     As a result of the factors described above, the Company’s income from continuing operations before cumulative effect of change in accounting principle was $11.4 million in the three months ended March 31, 2002 versus $11.0 million in the three months ended March 31, 2001.

(Loss) Gain from Discontinued Operations

     The Company’s loss from discontinued operations was $.7 million for the three months ended March 31, 2002, as compared to a nominal loss from discontinued operations for the three months ended March 31, 2001. The increased loss is primarily due to $.7 million of losses incurred by Microtech during the three months ended March 31, 2002, as compared to $.1 million of income during the three months ended March 31, 2001. The increased losses are primarily the result of additional bad debt reserves due to a weaker economic environment resulting in specific customer defaults. The Company, along with the management of Microtech, believes all future losses expected to be incurred by Microtech during the liquidation of its lease portfolio have been properly accrued as of March 31, 2002. The Company, along with the management of Microtech, will continue to assess whether additional accruals for losses are necessary, as additional information becomes available during the liquidation of Microtech’s lease portfolio.

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

Net Income

     As a result of the factors described above, the Company’s net income decreased to $10.7 million in the three months ended March 31, 2002 from $11.8 million in the three months ended March 31, 2001.

19

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

     The Company generated cash flow from operations of $21.4 million and $25.5 million in the first three months of 2002 and 2001, respectively, and net cash provided by (used for) financing activities was $117.3 million and $(245.6) million for the first three months of 2002 and 2001, respectively. The Company has purchased the following amounts of equipment: $99.2 million for the three months ended March 31, 2002 and $32.9 million for the three months ended March 31, 2001.

     In March 2002, the Company completed a $500.0 million chassis asset-based securitization facility. This facility is guaranteed by MBIA and was therefore rated AAA by Standard & Poor’s and Aaa by Moody’s. The proceeds from this financing were used to repay debt related to a secured financing facility used to fund the Transamerica transaction, to repay a previously established chassis securitization facility, to fund growth of our intermodal equipment fleet and for working capital purposes. At March 31, 2002, $500.0 million of this facility was outstanding with an interest rate of 7.66%, including the effect of interest rate swap contracts in place for the $500.0 million as of March 31, 2002. This facility is accounted for as on-balance sheet secured debt financing.

     The Company has a $215.0 million revolving credit facility with a group of commercial banks; on March 31, 2002, $215.0 million was outstanding, with an interest rate of 6.23%, including the effect of interest rate swap contracts in place as of March 31, 2002. In July 2000, this facility was renewed and amended with the term extended to July 31, 2005. The credit limit remains at $215.0 million through July 31, 2003; thereafter the credit limit declines to $193.5 million through July 31, 2004 and $172.0 million through July 21, 2005. In addition, as of March 31, 2002, the Company had an available line of credit of $10.0 million under one facility, under which $3.2 million was outstanding. The interest rate under this facility is 5.0%. Subsequent to March 31, 2002 the Company has continued to incur and repay debt obligations in connection with financing its equipment leasing activities. Under our revolving credit facility and most of our other debt instruments, the Company is required to maintain a tangible net worth (as defined) of $125 million, a fixed charge coverage ratio of 1.5 to 1 and a funded debt to net worth ratio of 4.0 to 1. At March 31, 2002, the Company was in compliance with these requirements.

     In October 2000, the Company established a secured financing facility in the amount of $300.0 million to fund the TA transaction. At December 31, 2001, $97.7 million of this facility was outstanding with an interest rate of 4.69%. The Company repaid this facility in full in March 2002 with proceeds from our new chassis asset-based securitization facility completed in March 2002.

     In July 2000, the Company established a chassis securitization facility of $280.0 million. In October 2000, this chassis securitization facility was increased to $300.0 million. At December 31, 2001, $277.4 million of this facility was outstanding, with an interest rate of 4.75%, including the effect of interest rate swap contracts in place as of December 31, 2001. The Company repaid this facility in full in March 2002 with proceeds from our new chassis asset-based securitization facility completed in March 2002.

     In March 1999, the Company established a container securitization facility of $250.0 million. This program provides the Company with a lower cost of capital for its finance lease business and access to an additional source of funding. Included in other investment securities at March 31, 2002, is approximately $13.6 million of retained interests in the securitized lease receivables. In July 2001, the container securitization facility, which was originally established as an off-balance sheet source of financing, was amended allowing additional financings to be accounted for as on-balance sheet secured debt financing. At March 31, 2002, $109.7 million of the container securitization facility was utilized, of which $57.1 million relates to off-balance sheet financing, while $52.6 million relates to on-balance sheet financing and is included in debt and capital lease obligations in the condensed consolidated balance sheets.

     In February 1998, the Company issued $100.0 million principal amount of 6-5/8% Note due 2003. During the second and third quarter of 2001, the Company retired a total of $27.2 million of the 6-5/8% Notes and recognized an extraordinary gain of $0.4 million. As of March 31, 2002, $47.6 million principal amount of 6-5/8% Notes remain outstanding.

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

     During the three months ended June 30, 2001, we initiated a bankruptcy claim against a customer and sought to collect receivables and to recover equipment values through its insurance policies. We demanded the return of approximately $48.6 million of equipment, including $8.5 million of direct finance leases which were reclassified to leasing equipment. At March 31, 2002, we anticipate that approximately $8.3 million of this equipment will not be recovered from the customer. In addition, the outstanding receivables from this customer as of March 31, 2002 totaled approximately $35.5 million which is covered by insurance or reserved for in the allowance for doubtful accounts. At this time, we estimate no impairment upon the liquidation and/or re-lease of these assets after considering anticipated insurance proceeds. The maximum insurance coverage related to this claim is $35.0 million. The overall recovery of the asset values has been evaluated taking into consideration the equipment book value, the cost to recover and re-lease the equipment, and the total outstanding receivables, as well as the likelihood to collect through the recovery and sale of the equipment or the stipulated equipment values within the insurance policy. We recorded revenue from these leases through August 20, 2001 at which time, revenue recognition was discontinued, as lease payments through August 20, 2001 were covered by the insurance policies. We will continue to assess the overall recovery of the asset values and adjust the assumptions used in evaluating the total insurance claim with respect to this customer’s bankruptcy. As additional information becomes available, reserves for the impairment of the asset values may be necessary based upon changes in economic conditions and the assumptions used in evaluating the total insurance claim.

     As of March 31, 2002, commitments for capital expenditures totaled approximately $10.1 million. The Company believes that cash on hand, cash flow from operations, borrowings under credit facilities and the net proceeds of the issuance of debt and equity securities in appropriate markets will be sufficient to meet the working capital needs, capital expenditures and required debt repayments for the next twelve months. Required debt repayments are $148.2 million for the next twelve months. In addition, the Company expects to rely in substantial part on long-term financing for any purchase of equipment or strategic acquisitions to expand its business in the future. The Company cannot assure that additional long-term financing will be available for these purposes on acceptable terms or at all. In addition, from time to time, the Company explores new sources of capital both at the parent and subsidiary levels.

     On July 1, 2001, the Company restructured its relationship with The Ivy Group and its principals to provide the Company with managerial control over 6,047 chassis previously leased by Trac Lease, Inc. (Trac Lease), a wholly owned subsidiary of the Company, from The Ivy Group. As a result of the restructuring, the partners of The Ivy Group contributed these 6,047 chassis and certain other assets and liabilities to a newly formed subsidiary, Chassis Holdings I LLC (Chassis Holdings), in exchange for $26.0 million face value of preferred membership units and 10% of the common membership units, and Trac Lease contributed 902 chassis and $2.4 million in cash to Chassis Holdings in exchange for $3.0 million face value of preferred membership units and 90% of the common membership units. The preferred membership units are entitled to receive a preferred return prior to the receipt of any distributions by the holders of the common membership units. The value of the contributed chassis was determined by taking the arithmetic average of the results of independent appraisals performed by three nationally recognized appraisal firms in connection with the Company’s establishment of a chassis securitization facility in July 2000. As the managing member of Chassis Holdings, Trac Lease exercises sole managerial control over the entity’s operations. Chassis Holdings leases all of its chassis to Trac Lease at a rental rate equal to the then current Trac Lease fleet average per diem. Chassis Holdings and the holders of the preferred membership units are party to a Put/Call Agreement which provides that the holders of preferred units may put such units to Chassis Holdings under certain circumstances and Chassis Holdings may redeem such units under certain circumstances. Chassis Holdings will be required to make certain option payments to the holders of the preferred membership units in order to preserve its right to redeem such units. For the three months ended March 31, 2002, dividends paid on the common units and distributions on the preferred units owned by The Ivy Group, totaling $.8 million, are included in lease operating and administrative expenses in the accompanying condensed consolidated statements of income.

     During 1999, the Company authorized the repurchase up to 1,000,000 shares of its common stock. The shares will be purchased from time to time through open market purchases or privately negotiated transactions. During the first quarter of 2002, the Company purchased 2,100 shares for an aggregate purchase price of $.04 million. During the fourth quarter of 2001, the Company purchased 58,100 shares for an aggregate purchase price of $.9 million.

     On April 17, 2002, the Company filed a registration statement with the Securities and Exchange Commission, for a subscription rights offering of up to $31.5 million of 9.25% Convertible Redeemable Subordinated Debentures. The debentures will be offered to holders of the Company’s common stock pursuant to the exercise of non-transferable subscription rights and will be convertible into shares of the Company’s common stock. The Company expects to use the net proceeds of the offering for general corporate purposes. This registration statement has not yet become effective. The securities may not be sold, nor may offers to buy be accepted, prior to the time the registration statement becomes effective.

     On June 29, 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

     Statement 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. This statement supersedes Accounting Principals Board, or APB, Opinion No. 17, “Intangible Assets,” and will incorporate provisions in APB Opinion No 17 related to internally developed intangible assets. Adoption of Statement 142 also requires that companies cease amortizing goodwill. On January 1, 2002, the Company adopted Statement 142. The adoption of Statement 142 did not result in an adjustment to recorded goodwill. Total goodwill recorded by the Company was approximately $9.6 million related to certain investments accounted for under the equity method of accounting.

     In August 2001, the Financial Accounting Standards Board (FASB) approved its proposed Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. During the first quarter of 2002, the Company evaluated the carrying value of our long lived assets as prescribed by Statement 144. The adoption of this statement in the first quarter of 2002 did not result in an adjustment to our consolidated financial statements.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 99:	(1)	Press Release dated March 22, 2002 (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2001)

(b)	Reports on Form 8-K:

None

22

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERPOOL, INC.

Dated: May 14, 2002	By: /s/ Martin Tuchman —————————————— Martin Tuchman Chief Executive Officer
Dated: May 14, 2002	By: /s/ William Geoghan —————————————— William Geoghan Senior Vice President

23

INDEX TO EXHIBITS

Filed with Interpool, Inc. Report on Form 10-Q for the Quarter Ended March 31, 2002

Exhibit No.

Exhibit 99:	(1)	Press Release dated March 22, 2002 (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2001)

24