Form 10-Q
period 2002-06-30
INTERPOOL INC
filed 2002-09-20
CIK 898777

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

Commission file number 1-11862

INTERPOOL, INC.
(Exact name of registrant as specified in the charter)

Delaware	13-3467669
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

211 College Road East, Princeton, New Jersey	08540
(Address of principal executive office)	(Zip Code)

(609) 452-8900
(Registrant’s telephone number including area code)

As of September 17, 2002, 27,361,252 shares of common stock, $.001 par value were outstanding.

Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days
Yes |X| No |_|

INTERPOOL, INC. AND SUBSIDIARIES

INDEX

Page No.

Part I — Financial Information:

Introduction to Financial Statements	3

Condensed Consolidated Balance Sheets
June 30, 2002 and December 31, 2001	4

Condensed Consolidated Statements of Income
For the Three Months and Six Months ended June 30, 2002 and 2001	5

Condensed Consolidated Statements of Cash Flows
For the Six Months ended June 30, 2002 and 2001	6

Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Year Ended December 31, 2001 and the Six Months ended June 30, 2002	7

Notes to Condensed Consolidated Financial Statements	8 - 22

Management’s Discussion and Analysis of
Financial Condition and Results of Operations	23 - 31

Part II — Other Information:

Item 4: Submission of Matters to a Vote of Security Holders	32

Item 6: Exhibits and Reports on Form 8-K	32

Signatures	33

Certifications	34-35

Exhibits	36

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

INTERPOOL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share and per share amounts)

ASSETS	June 30, 2002	December 31, 2001

	(Unaudited)
CASH AND SHORT-TERM INVESTMENTS	$147,909	$102,189
MARKETABLE SECURITIES, at fair value	1,958	638
ACCOUNTS AND NOTES RECEIVABLE, less allowance of $9,101 and
$5,862 respectively	59,312	45,156
NET INVESTMENT IN DIRECT FINANCING LEASES	232,687	229,239
OTHER RECEIVABLES, net	43,546	63,169
LEASING EQUIPMENT, net of accumulated depreciation and amortization of
$446,188 and $322,702, respectively	1,588,536	1,372,326
OTHER INVESTMENT SECURITIES, at fair value	11,510	15,970
OTHER ASSETS	81,046	79,078
ASSETS RELATED TO DISCONTINUED OPERATIONS	5,030	10,020

TOTAL ASSETS	$2,171,534	$1,917,785

LIABILITIES AND STOCKHOLDERS’ EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$128,599	$80,683
INCOME TAXES:
Current	100	353
Deferred	35,966	29,890

	36,066	30,243

DEFERRED INCOME	1,262	766
DEBT AND CAPITAL LEASE OBLIGATIONS
Due within one year	174,619	179,664
Due after one year	1,345,681	1,155,646

	1,520,300	1,335,310

LIABILITIES RELATED TO DISCONTINUED OPERATIONS	1,877	6,072

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
SECURITIES IN SUBSIDIARY GRANTOR TRUSTS (holding solely junior
Subordinated Deferrable interest debentures of the Company) (75,000 shares
9-7/8% Capital Securities outstanding, liquidation preference $75,000)	75,000	75,000

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES	34,872	27,247

STOCKHOLDERS’ EQUITY:
Common stock, par value $.001 per share; 100,000,000 shares authorized,
27,579,952 issued at June 30, 2002 and December 31, 2001	28	28
Additional paid-in capital	124,184	124,184
Treasury stock, at cost, 218,700 at June 30, 2002 and 216,600 at December 31, 2001	(2,139)	(2,099)
Retained earnings	269,022	255,154
Accumulated other comprehensive loss, net of taxes	(17,537)	(14,803)

Total stockholders’ equity	373,558	362,464

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,171,534	$1,917,785

The accompanying notes to consolidated financial statements are an integral part of these balance sheets. 4
INTERPOOL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

REVENUES	$74,426	$77,653	$147,317	$154,121
COST AND EXPENSES:
Lease operating and administrative expenses	20,848	23,185	40,379	45,090
Provision for doubtful accounts	826	642	1,647	1,355
Market value adjustment for derivative instruments	2,702	(35)	2,052	835
Depreciation and amortization of leasing equipment	17,456	17,963	37,767	36,732
Loss for investments accounted for under the equity method	3,088	69	3,736	164
Other (income)/expense, net	(3,658)	315	(5,235)	(1,394)
Interest expense	28,412	23,729	51,758	48,318
Interest income	(1,464)	(2,573)	(3,536)	(5,252)

	68,210	63,295	128,568	125,848

Income from continuing operations before provision for income taxes, results from discontinued operations, cumulative
effect of change in accounting principle and extraordinary
gain	6,216	14,358	18,749	28,273
PROVISION FOR INCOME TAXES	47	2,150	1,177	5,030

Income from continuing operations before results from
discontinued operations, cumulative effect of change in
accounting principle and extraordinary gain	6,169	12,208	17,572	23,243
Loss from discontinued operations, net of applicable
taxes of $525, $472 and $505	—	(785)	(710)	(818)
Cumulative effect of change in accounting principle, net of
applicable taxes of $44	—	—	—	833
Extraordinary gain on debt retirements, net of applicable taxes
of $13 and $ 172	19	257	19	257

NET INCOME	$6,188	$11,680	$16,881	$23,515

INCOME PER SHARE FROM CONTINUING OPERATIONS
BEFORE RESULTS FROM DISCONTINUED OPERATIONS,
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE AND EXTRAORDINARY GAIN:
Basic	$0.23	$0.45	$0.64	$0.85

Diluted	$0.21	$0.42	$0.60	$0.80

LOSS FROM DISCONTINUED OPERATIONS:
Basic	$0.00	($ 0.03)	($ 0.03)	($ 0.03)

Diluted	$0.00	($ 0.03)	($ 0.02)	($ 0.03)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
Basic	N/A	N/A	N/A	$0.03

Diluted	N/A	N/A	N/A	$0.03

EXTRAORDINARY GAIN:
Basic	$0.00	$0.01	$0.00	$0.01

Diluted	$0.00	$0.01	$0.00	$0.01

NET INCOME PER SHARE:
Basic	$0.23	$0.43	$0.62	$0.86

Diluted	$0.21	$0.41	$0.57	$0.82

WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
Basic	27,361	27,421	27,361	27,421

Diluted	29,639	28,750	29,443	28,936

The accompanying notes to consolidated financial statements are an integral part of these statements. 5
INTERPOOL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)

	Six Months Ended June 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,881	$23,515
Adjustments to reconcile net income to net cash provided by operating activities —
Loss from discontinued operations, net of tax	710	818
Depreciation and amortization	41,892	38,276
(Gain) loss on sale of leasing equipment	(497)	2
Gain on sale of assets held for sale	—	(1,774)
Gain on sale of land	(4,766)	—
Provision for doubtful accounts	1,647	1,355
Gain on retirement of debt, net of tax	(19)	(257)
Loss on market value adjustment for derivative instruments	2,052	835
Cumulative effect of change in accounting principle, net of tax	—	(833)
Changes in assets and liabilities -
Accounts and notes receivable	1,801	6,740
Other receivables	(3,856)	(1,018)
Other assets	(3,670)	(2,985)
Accounts payable and accrued expenses	1,680	(21,800)
Income taxes payable	10	7,947
Deferred income	(47)	(79)
Minority interest in equity of subsidiaries	(74)	(456)

Net cash provided by operating activities	53,744	50,286

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment	(127,102)	(82,609)
Proceeds from dispositions of leasing equipment	13,397	25,194
Proceeds from disposition of assets held for sale	—	292,294
Proceeds from sale of land	7,955	—
Investment in direct financing leases	(20,920)	(41,599)
Cash collections on direct financing leases, net of income recognized	23,671	17,775
Changes in marketable securities and other investing activities	(1,360)	(39)
Change in accrued equipment purchases	18,874	(54,904)
Incremental cash from consolidation of CAI as of June 27, 2002	765	—
Changes in assets and liabilities related to discontinued operations	(810)	3,991

Net cash (used for) provided by investing activities	(85,530)	160,103

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	576,633	—
Payment of long-term debt and capital lease obligations	(431,074)	(184,295)
Borrowings of revolving credit lines	—	35,384
Repayment of revolving credit lines	(65,000)	(170,000)
Purchase of Treasury Stock	(40)	—
Dividends paid	(3,013)	(2,056)

Net cash provided by (used for) financing activities	77,506	(320,967)

Net increase (decrease) in cash and short-term investments	45,720	(110,578)
CASH AND SHORT-TERM INVESTMENTS, beginning of period	102,189	155,553

CASH AND SHORT-TERM INVESTMENTS, end of period	$147,909	$44,975

Supplemental schedule of non-cash financing activities:
Assumption of debt by purchaser in connection with Assets Held for Sale	—	$52,552

The accompanying notes to condensed consolidated financial statements are an integral part of these statements. 6

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2001 AND THE SIX MONTHS ENDED JUNE 30, 2002
(dollars and shares in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accum. Other Comp. Income (Loss)	Comp. Income (Loss)

	Shares	Par Value	Shares	Par Value

BALANCE, December 31, 2000	—	$—	27,580	$28	$124,184	$(1,170)	$217,955	$1,234
Net income	—	—	—	—	—	—	42,480	—	$42,480
Adoption of FAS 133-
Cumulative effect through December 31, 2000								(7,411)	(7,411)
Other comprehensive loss	—	—	—	—	—	—	—	(8,626)	(8,626)

Comprehensive income	—	—	—	—	—	—	—	—	$26,443

Purchase of 58,100 shares of Treasury stock	—	—	—	—	—	(929)	—	—
Cash dividends declared:
Common stock, $0.1925 per share	—	—	—	—	—	—	(5,281)	—

BALANCE, December 31, 2001	—	—	27,580	28	124,184	(2,099)	255,154	(14,803)
Net income	—	—	—	—	—	—	16,881	—	$16,881
Other comprehensive loss	—	—	—	—	—	—	—	(2,734)	(2,734)

Comprehensive income	—	—	—	—	—	—	—	—	$14,147

Purchase of 2,100 shares of treasury Stock	—	—	—	—	—	(40)	—	—
Cash dividends declared:
Common stock, $0.11 per Share	—	—	—	—	—	—	(3,013)	—

BALANCE, June 30, 2002	—	$—	27,580	$28	$124,184	$(2,139)	$269,022	$(17,537)

The accompanying notes to consolidated financial statements are an integral part of these statements. 7

INTERPOOL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

Note 1 — Nature of operations and accounting policies:

A. Nature of operations:

     Interpool (the “Company”) and its subsidiaries conduct business principally in a single industry segment, the leasing of intermodal dry freight standard containers, chassis and other transportation related equipment. Within this single industry segment, the Company has two reportable segments: container leasing and domestic intermodal equipment. The container-leasing segment specializes in the leasing of intermodal dry freight standard containers, while the domestic intermodal equipment segment specializes in the leasing of intermodal container chassis and freight rail cars. The Company leases its containers principally to international container shipping lines located throughout the world. The customers for the Company’s chassis are a large number of domestic companies, many of which are domestic subsidiaries or branches of international shipping lines, as well as major U.S. railroads. Equipment is purchased directly or acquired through conditional sales contracts and lease agreements, many of which qualify as capital leases.

     The Company’s container leasing operations are conducted through our subsidiary, Interpool Limited, a Barbados corporation. Profits of Interpool Limited from container leasing operations are exempt from federal taxation in the United States. These profits are subject to Barbados tax at rates which are substantially lower than the applicable rates in the United States.

     The Company had formerly operated in a third reportable segment, computer equipment leasing. The Company operated in this segment through two majority owned subsidiaries, Microtech Leasing Corporation (Microtech) and Personal Computer Rentals (PCR). During the third quarter of 2001, Company management, having the authority to do so, adopted a formal plan to exit this segment through the sale of PCR and liquidation of Microtech. See Note 3 for further information regarding the sale of PCR and discontinued operations of the computer-leasing segment.

     Beginning June 27, 2002, the Company’s consolidated financial statements include Container Applications International, Inc. (CAI), which was previously accounted for under the equity method of accounting. The Company owns a 50% common equity interest in CAI. See Note 2 for further information regarding CAI.

B. Basis of consolidation and preparation:

     The Company’s accounting records are maintained in United States dollars and the consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of the Company and subsidiaries more than 50% owned or otherwise controlled by the Company. The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. These consolidated financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments including intercompany eliminations) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

C. Net income per share:

     Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period (which is net of treasury shares). Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options has been added to the weighted shares outstanding in the diluted earnings per share computation.

(dollars in thousands, except per share amounts) A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Average common shares outstanding	27,361	27,421	27,361	27,421

Common shares issuable (1)	2,278	1,329	2,082	1,515

Average common shares outstanding assuming dilution	29,639	28,750	29,443	28,936

(1) Issuable under stock option plans.

D. Leasing Equipment:

     Depreciation and amortization of leasing equipment (both equipment on-lease to customers and available for hire) are provided under the straight-line method based upon the following estimated useful lives:

Dry freight standard containers	12.5 years
Chassis	17.5 to 22.5 years
Other	3 to 25 years

     In connection with the acquisition of Transamerica’s chassis fleet in October 2000, the Company obtained third party valuations of its chassis assets. Each of these valuations concluded that a chassis’ useful life was between 20 and 25 years and that the chassis life could be extended to 45 years with a major refurbishment. The Company felt that a change to these lives would require an in depth analysis of its own fleet history. Effective October 1, 2000, the Company determined it would revise its estimate of the depreciation life of chassis to 17.5 years in order to establish the same life for all chassis whether initially purchased by the Company or by Transamerica. These assets had been previously depreciated over periods that ranged between 15 and 20 years. The effect of this change was to reduce depreciation expense by $955 and $1,900 for the three and six months ended June 30, 2002 and 2001, respectively.

     In March 2002, the Company completed a $500,000 chassis securitization facility. At that time, additional valuations were performed on the chassis fleet, which reached the same conclusion as the original valuations regarding the equipment’s estimated useful life. These conclusions were confirmed for the majority of the Company’s equipment after an in depth review of the Company’s chassis fleet. As a result, effective April 1, 2002, the Company has revised its estimate of the useful life of certain of its chassis from 17.5 years to 22.5 years. The effect of this change was to decrease depreciation expense by $2,345 for the three months ended June 30, 2002. The valuations determined that no change was required to the residual value of the Company’s chassis.

     CAI, the Company’s 50% subsidiary, had an independent valuation performed on its container fleet to determine the useful life of the containers as well as their estimated residual value. As a result, effective April 1, 2002, the Company has set the useful life for all of its containers to 12.5 years (previously 12.5 to 15 years) and has changed its residual values to the estimated market value of the containers as determined by the appraisal. The effect of this change for the three months ended June 30, 2002 was to decrease depreciation expense of the Company by $157 and to increase depreciation expense of CAI by $655, which resulted in an increase in the Company’s loss from CAI by $313 for the period from April 1, 2002 through June 27, 2002.

(dollars in thousands, except per share amounts)

E. Adoption of New Accounting Standard:

     Prior to the adoption of Statement 133, interest differentials paid or received under swap contracts were recognized as yield adjustments to the effective yield of the underlying debt instruments hedged. Interest rate swap contracts would only be recognized at fair value if the hedged relationship is terminated. Gains or losses accumulated prior to termination of the relationship would be amortized as a yield adjustment over the shorter of the remaining life of the contract, or the remaining period to maturity of the underlying debt instrument hedged. If the contract remained outstanding after termination of the hedged relationship, subsequent changes in market value of the contract would be recognized in earnings. The Company does not use leveraged swaps and does not use leverage in any of its investment activities that would put principal capital at risk.

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

     Statement 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. This statement supersedes Accounting Principals Board, or APB, Opinion No. 17, “Intangible Assets,” and will incorporate provisions in APB Opinion No 17 related to internally developed intangible assets. Adoption of Statement 142 also requires that companies cease amortizing goodwill. During the six and three months ended June 30, 2001, the Company recorded amortization expense related to its goodwill of $378 and $189, respectively, which is included in other income, net in the accompanying condensed consolidated statements of income. On January 1, 2002, the Company adopted Statement 142. The adoption of this statement did not result in an adjustment to recorded goodwill. Total goodwill recorded by the Company is approximately $9,625 related to CAI and certain other investments accounted for under the equity method of accounting.

(dollars in thousands, except per share amounts)

     Goodwill amortization amounted to $727, $755 and $717 for the years ended December 31, 2001, 2000 and 1999, respectively.

     In August 2001, the Financial Accounting Standards Board (FASB) approved its proposed Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. During the first quarter of 2002, the Company evaluated the carrying value of its long-lived assets as prescribed by Statement 144. The adoption of this statement in the first quarter of 2002 did not result in an adjustment to the Company’s consolidated financial statements.

     During the three months ended June 30, 2002, CAI recognized an impairment loss on certain containers including containers that were damaged and for units in its sale inventory. The loss was calculated by comparing the equipment’s net book value to the estimated realizable value of the equipment. The total impairment loss recorded by CAI was $5,428. The Company’s 50% share of this loss of $2,714 has been recognized as a loss in the equity earnings of CAI for the period from April 1, 2002 through June 27, 2002.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The statement is effective for the fiscal year beginning January 1, 2003. If the Company were to have adopted the provisions of the statement in the current quarter, extraordinary gains on the retirement of certain debt of $19 and $257 for the three and six month periods ended June 30, 2002 and 2001, respectively, would have been reclassified into operating income and recorded on a pre-tax basis. Such reclassification would not impact any financial covenants the Company has in place with any of its lenders.

     In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). SFAS No. 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management’s commitment to an exit plan. In addition, SFAS No. 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. It is not expected that SFAS No. 146 will materially affect the Company’s consolidated financial statements.

F. Comprehensive income (loss) and accumulated other comprehensive loss:

The tax effect of comprehensive income (loss) is as follows:

	Before-Tax Amount	Tax Effect	Net of Tax Amount

Six Months Ended June 30, 2002
Unrealized holding losses arising during the period:
Marketable securities	$(15)	$5	$(10)
Cumulative foreign currency translation adjustment	$(77)	$27	$(50)
Swap agreements	(5,366)	2,692	(2,674)

	$(5,458)	$2,724	$(2,734)

Six Months Ended June 30, 2001
Unrealized holding losses arising during the period:
Marketable securities	$(46)	$16	$(30)
Other investment securities	(658)	33	(625)
Swap agreements	(4,252)	702	(3,550)

	$(4,956)	$751	$(4,205)

11

(dollars in thousands, except per share amounts) The components of accumulated other comprehensive loss, net of taxes, are as follows:

	June 30, 2002	December 31, 2001

Marketable securities	$(38)	$(28)
Other investment securities	618	618
Cumulative foreign currency translation adjustment	(50)	—
Swap agreements	(18,067)	(15,393)

	$(17,537)	$(14,803)

G. Reclassifications:

     Certain reclassifications have been made to the 2001 amounts in order to conform to the 2002 presentation.

Note 2 — Relationship with CAI:

     The Company holds a 50% common equity interest in CAI, which it acquired in April 1998. CAI owns and leases its own fleet of containers and manages, for a fee, containers owned by the Company and third parties. The Company entered into its operating relationship with CAI primarily to facilitate the rental in the short-term market of containers coming off long-term lease, to gain access to new companies looking to lease containers on a long term basis and to realize cost efficiencies from the operation of a coordinated container lease marketing group. The marketing group, which is organized as a wholly-owned subsidiary of the Company, is responsible for soliciting container lease business for both the Company and CAI, including long-term and direct finance lease business and short-term lease business on master lease agreements. All long-term and direct finance lease business is purchased by the Company, except that the Company offers to CAI, at cost, 10% of this long-term and direct finance lease business.

     The 50% equity interest in CAI not held by the Company is owned by CAI’s chief executive officer. Under the terms of a Shareholder Agreement entered into in 1998 between the Company and CAI’s chief executive officer, if an initial public offering for the registration and sale of CAI’s common stock has not been initiated before April 2003, CAI’s chief executive officer has the right to have an independent valuation of CAI completed on an annual basis to determine the fair value of CAI. Following the completion of this appraisal, the Company has the right to make a written offer to acquire the chief executive officer’s equity for an amount equal to 50% of the fair value of CAI as indicated in the appraisal. If the offer is not extended by the Company within 30 days, CAI’s chief executive officer has an additional 90 days to require CAI to take the necessary steps to effect an initial public offering to sell his equity. All costs associated with an initial public offering of CAI will be borne by CAI.

     In connection with the acquisition of its equity interest in CAI, the Company loaned CAI $33,650 under a Subordinated Note Agreement (Note), which is collateralized by all containers owned by CAI as of April 30, 1998 or thereafter acquired, subject to the priority security interest lien of CAI’s senior credit facility, except for certain excluded collateral. Interest on the Note is calculated at an annual fixed rate of 10.5% payable quarterly. The original repayment terms required mandatory quarterly principal payments of $1,683 beginning July 30, 2003 through July 30, 2008. The Note was subject to certain financial covenants and was cross-defaulted with CAI’s senior credit facility, subject to the terms of a subordination agreement.

     On June 27, 2002, CAI entered into an amended $125,000 senior revolving credit agreement with a group of financial institutions. To facilitate the closing of this new credit facility, the Company agreed to extend the repayment terms of its Note so as to require mandatory quarterly principal payments of $1,683 beginning July 30, 2006 through July 30, 2011 and modified certain financial covenants in the Note. Interest on the Note continues to accrue at an annual fixed rate of 10.5% and is payable quarterly. The Note continues to be cross-defaulted with CAI’s senior credit agreement, subject to the terms of an amended and restated subordination agreement. At the same time, the Company was provided a majority position on CAI’s board of directors. The Company has determined that as a result of these transactions and gaining a majority position on CAI’s board, the Company’s financial statements for the quarter ended June 30, 2002 must include CAI as a consolidated subsidiary commencing June 27, 2002. Previously, CAI was accounted for under the equity method of accounting. The Company’s share of the equity earnings (losses) of CAI for the periods from January 1, 2002 and April 1, 2002 through June 27, 2002 have been recorded in “Loss for Investments Accounted for Under the Equity Method” in the accompanying Condensed Consolidated Statements of Income. For the period from June 27 through June 30, 2002, CAI’s results of operations have been included in the appropriate captions on the accompanying Condensed Consolidated Statements of Income. The assets and liabilities of CAI at June 30, 2002 have been included on the accompanying Condensed Consolidated Balance Sheets.

     A total of $104,450 was outstanding under CAI’s senior revolving credit facility at June 30, 2002. Borrowings under CAI’s senior credit facility are secured by substantially all CAI’s assets and are payable on June 27, 2005. The senior credit facility contains various financial and other covenants. At June 30, 2002, CAI would not have been in compliance with one of the financial covenants then contained in its senior credit facility as well as similar covenants under two master lease agreements relating to equipment in CAI’s fleet. CAI received amendments to these covenants in September 2002 which were made retroactive to June 30, 2002. As a result, CAI was in compliance as of June 30, 2002 with all revolving credit facility and lease covenants as amended.

(dollars in thousands, except per share amounts)

     The assets and liabilities of CAI reflected in the consolidated financial statements at June 30, 2002, after recording the effect of elimination entries with the Company, are as follows:

Cash and short term investments	$765
Accounts and notes receivable	20,412
Net investment in direct financing leases	2,865
Leasing equipment, net of accumulated depreciation and amortization	154,528
Other assets	8,766

Accounts payable and accrued expenses	$32,212
Income taxes	8,474
Deferred income	543
Debt and capital lease obligations	104,450
Minority interest	8,549

The revenues and expenses recorded by the Company resulting from transactions with CAI are as follows:

	Three Months Ended April 1 through June 27, 2002	Three Months Ended April 1 through June 30, 2001	Six Months Ended January 1 through June 27, 2002	Six Months Ended January 1 through June 30, 2001

Revenues	$2,770	$2,880	$5,608	$6,409
Lease operating and administrative expenses	$513	$136	$1,026	$624
Interest income	$893	$893	$1,776	$1,786
Interest expense	$38	—	$77	—

     Subsequent to June 27, 2002, revenues and expenses for transactions between the Company and CAI are eliminated in consolidation.

Note 3 — Discontinued Operations:

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

     As a result of the decision made by the Company, PCR and Microtech were classified as discontinued operations. Pursuant to Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” the accompanying unaudited Condensed Consolidated Financial Statements and notes thereto have been restated for all comparative periods presented to reflect the decision to discontinue the computer leasing segment. Accordingly, the assets and liabilities, results of operations and cash flows of PCR and Microtech were accounted for as “Discontinued Operations” in the accompanying unaudited Condensed Consolidated Financial Statements.

     On December 31, 2001, the Company completed the sale of its 51% ownership stake of PCR to an investment group comprised of the management of PCR. Under the agreement, the Company sold its share of PCR for $2,297. As payment for the transaction, the management of PCR transferred its 24.5% ownership in Microtech valued at $792 to the Company, thereby increasing the Company’s ownership in Microtech to 100%. The purchase price of $3,200 was settled through the issuance of a non-recourse note issued by the investment group comprised of the management of PCR to the Company in the amount of $2,560 and a payment of $640 received by the Company on January 2, 2002. The original terms of the note are interest only at 5% through December 31, 2004 and an annual rate of 7.5% for the period from December 31, 2004 through December 31, 2010 (“the maturity date”). Monthly principal payments in equal installments of $35 commence on January 31, 2005 and continue through the maturity date. The Company recorded the note in the amount of $1,657, after discounting the note at 15%, which was its estimate of the market value of the note at that date. In addition, on April 6, 1999, the Company entered into a $3,500 long-term revolving credit facility with PCR. This revolving credit facility is due on demand and remains outstanding as of June 30, 2002. The line of credit bears interest at 12% per annum and is payable monthly. This line of credit is secured by substantially all of PCR’s assets, subordinated to the interest of a financial institution which provided PCR an additional line of credit. Since 2000, the Company has guaranteed PCR debts due to parties other than the Company totaling $5,000, which remain in effect.

(dollars in thousands, except per share amounts)

     During the six months ended June 30, 2002, Microtech experienced $710 of losses primarily the result of additional bad debt reserves due to a weaker economic environment resulting in specific customer defaults. These losses, including an estimate for all future losses, were accrued at March 31, 2002. For the three months ended June 30, 2002 and 2001, the revenues applicable to the discontinued operations were $463 and $9,585, respectively. For the six months ended June 30, 2002 and 2001, the revenues applicable to the discontinued operations were $1,024 and $19,494, respectively.

     The assets and liabilities of discontinued operations, presented in the accompanying unaudited Condensed Consolidated Balance Sheets are primarily comprised of Cash, Accounts Receivable, Net Investment in Direct Financing Leases, Leasing Equipment, Other Assets, Accounts Payable and Accrued Expenses and Debt Obligations.

Note 4 — Chassis Holdings I LLC:

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

     Based on 90% common unit ownership held by Trac Lease, the Company’s condensed consolidated financial statements include the accounts of Chassis Holding I LLC. The Ivy Group’s interest in the common and preferred units of Chassis Holdings I LLC of approximately $26,326 is classified as minority interest in equity of subsidiaries in the accompanying condensed consolidated balance sheets. For the six months ended June 30, 2002, dividends paid on the common units and distributions on the preferred units owned by The Ivy Group, totaling $1,560, are included in lease operating and administrative expenses in the accompanying condensed consolidated statements of income.

Note 5 — Cash flow information:

     For the six months ended June 30, 2002 and 2001 cash paid for interest was approximately $49,630 and $53,792, respectively. Cash paid for income taxes was approximately $1,292 and $1,180, respectively.

(dollars in thousands, except per share amounts)

Note 6 — Leasing Activities:

     As lessee:

     The net book value of leasing equipment acquired through capital leases was $380,078 at June 30, 2002. The aggregate capital lease obligations, secured by equipment, with installments payable in varying amounts through 2011, were $335,282 at June 30, 2002.

     As of June 30, 2002, the annual maturities of capital leases and related interest were as follows:

Twelve Months Ended June 30,	Payment	Interest	Principal
2003	$54,574	$14,631	$39,943
2004	77,654	12,359	65,295
2005	49,226	9,476	39,750
2006	63,431	7,335	56,096
2007	50,715	5,180	45,535
Thereafter	94,317	5,654	88,663

	$389,917	$54,635	$335,282

     The Company leases office space and certain leasing equipment under operating leases expiring at various dates through 2010. Rental expense under operating leases aggregated $7,572 and $10,512 for the periods ended June 30, 2002 and 2001, respectively.

     As of June 30, 2002, the aggregate minimum rental commitment under operating leases having initial or remaining noncancellable lease terms in excess of one year was as follows:

Twelve Months Ended June 30,
2003	$21,976
2004	21,011
2005	20,541
2006	18,104
2007	16,068
Thereafter	43,784

     As lessor:

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

	June 30, 2002

	Total Lease Receivable	Unearned Lease Income	Net Lease Receivable
Twelve Months Ended June 30,
2003	$73,346	$23,283	$50,063
2004	64,651	17,777	46,874
2005	53,474	12,447	41,027
2006	40,828	9,059	31,769
2007	31,949	6,022	25,927
Thereafter	44,301	7,274	37,027

	308,549	$75,862	$232,687

15

(dollars in thousands, except per share amounts) As of June 30, 2002 the Company also had noncancelable operating leases, under which it will receive future minimum rental payments as follows:

Twelve Months Ended June 30,
2003	75,821
2004	50,179
2005	30,806
2006	16,303
2007	9,865
Thereafter	6,709

     During the three months ended June 30, 2001, the Company initiated a bankruptcy claim against a customer and sought to collect receivables and to recover equipment values through its insurance policies. The Company demanded the return of approximately $48,588 of equipment, including $8,482 of direct finance leases, which were reclassified to leasing equipment. At June 30, 2002, the outstanding receivables from this customer, including amounts for equipment the Company anticipates will not be recovered, totaled approximately $33,543, all of which is covered by insurance, or reserved for in the allowance for doubtful accounts. At this time, the Company has estimated no impairment upon the liquidation and/or re-lease of these assets after considering anticipated insurance proceeds. The maximum insurance coverage related to this claim is $35,000. The overall recovery of the asset values has been evaluated taking into consideration the equipment book value, the cost to recover and re-lease the equipment, and the total outstanding receivables, as well as the likelihood to collect through the recovery and sale of the equipment or the stipulated equipment values within the insurance policy. The Company continued to record revenue from these leases through August 20, 2001 at which time, revenue recognition was discontinued, as lease payments through August 20, 2001 were covered by the insurance policies. The Company will continue to assess the overall recovery of the asset values and adjust the assumptions used in evaluating the total insurance claim with respect to this customer’s bankruptcy. As additional information becomes available, reserves for the impairment of the asset values may be necessary based upon changes in economic conditions and the assumptions used in evaluating the total insurance claim.

     During the three months ended March 31, 2002, the Company recognized a recovery of $2,434 for the excess of amounts billable to the lease customer for unrecovered equipment over the Company’s net book value of the equipment, which is expected to be recovered through insurance proceeds.

Allowance for doubtful accounts —

The following summarizes the activity in the allowance for doubtful accounts:

	2002	2001

Balance beginning of year	$5,862	$14,271
Provision charged to expense	1,647	1,355
Increase for allowance of CAI at June 27, 2002	1,898	—
Write-offs, net of recoveries	(306)	(10,398)

Balance, June 30	$9,101	$5,228

Note 7 — Segment and geographic data:

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

(dollars in thousands, except per share amounts) Segment Information:

Six Months ended 2002:	Container Leasing	Domestic Intermodal Equipment	Totals

Revenues from external customers	$55,610	$91,707	$147,317

Lease operating, administrative and other expenses	8,446	35,632	44,078

Depreciation and amortization	19,818	17,949	37,767

Other income/(expense), net	796	703	1,499

Interest income	1,043	2,493	3,536

Interest expense	12,270	39,488	51,758

Income from continuing operations before taxes,
results from discontinued operations, extraordinary
item and change in accounting principle	16,915	1,834	18,749

Net investment in DFL’s	171,527	61,160	232,687

Leasing equipment, net	706,593	881,943	1,588,536

Total segment assets	1,041,536	1,124,968	2,166,504

Equipment purchases	$73,947	$74,075	$148,022

Six Months ended 2001:	Container Leasing	Domestic Intermodal Equipment	Totals

Revenues from external customers	$54,729	$99,392	$154,121

Lease operating, administrative and other expenses	6,881	40,399	47,280

Depreciation and amortization	17,619	19,113	36,732

Other income/(expense), net	(393)	1,623	1,230

Interest income	2,779	2,473	5,252

Interest expense	15,035	33,283	48,318

Income from continuing operations before taxes,
results from discontinued operations, extraordinary
item and change in accounting principle	17,580	10,693	28,273

Net investment in DFL’s	137,224	34,680	171,904

Leasing equipment, net	529,719	771,856	1,301,575

Total segment assets	728,943	1,013,529	1,742,472

Equipment purchases	$95,276	$28,932	$124,208

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

(dollars in thousands, except per share amounts) Geographic Information:

	2002	2001

REVENUES:

United States	$92,141	$99,427

International	55,176	54,694

	$147,317	$154,121

ASSETS:

United States	$1,324,526	$1,013,529

International	841,978	728,943

	$2,166,504	$1,742,472

Note 8 — Other contingencies and commitments:

     At June 30, 2002, commitments for capital expenditures totaled approximately $34,800.

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

Note 9 — Lease securitization program:

     On March 30, 1999, the Company entered into an asset backed note program (the “ABN Program”). The ABN Program involved the sale by the Company of direct finance leases (collateralized by intermodal containers) with a historical net book value of $228,832 (the “Assets”). The Assets were sold to a special purpose entity whose sole business activity is issuing asset backed notes (“ABNs”), supported by the future cash flows of the Assets and the underlying residuals. Proceeds received by the Company upon selling the Assets were $189,087 of cash and the lowest priority ABN issued in the ABN Program (the “retained interest”) with an allocated historical book value of $47,687.

     The Company classified the retained interest as an available for sale security, which is included in “Other Investment Securities” in the accompanying condensed consolidated balance sheets. Accordingly, the retained interest is accounted for at fair value, with any changes in fair value over its allocated historical book value recorded as a component of other comprehensive income, net of tax, in the statement of changes in shareholders’ equity. As of June 30, 2002 and December 31, 2001, the Company estimated the fair market value of the retained interest was $11,510 and $15,970, respectively. During the six months ended June 30, 2002 and 2001, the Company recorded interest income on the retained interest totaling $963 and $1,942 which is included in revenues in the accompanying condensed consolidated statements of income. During the three months ended June 30, 2002 and 2001, the Company recorded interest income on the retained interest totaling $419 and $964 which is included in revenues in the accompanying condensed consolidated statements of income. During the three months ended June 30, 2001, defaulted finance leases of bankrupt customers were removed from the securitization program resulting in a reduction of the retained interest totaling $331.

     Interpool Limited, a subsidiary of the Company (the “Servicer”), acts as servicer for the Assets. Pursuant to the terms of the servicing agreement, the Servicer is paid a fee of 0.40% of the assets under management. The Company’s management has determined that the servicing fee paid approximates the fair value for services provided, as such, no servicing asset or liability has been recorded. For the six months ended June 30, 2002 and 2001, the Company received servicing fees totaling $260 and $219 which are included in revenues in the accompanying condensed consolidated statements of income. For the three months ended June 30, 2002 and 2001, the Company received servicing fees totaling $134 and $101 which are included in revenues in the accompanying condensed consolidated statements of income. For the six months ended June 30, 2002 and 2001, cash flows received on the retained interest were $5,423 and $868, respectively.

(dollars in thousands, except per share amounts)

     At June 30, 2002 and December 31, 2001, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

	June 30, 2002	December 31, 2001

Carrying amount/fair value of retained interests	$11,510	$15,970
Weighted-average life (in years)	1.9	2.0
Expected credit losses (annual rate)	1.5%	1.5%
Impact on fair value of 10% adverse change	$198	$129
Impact on fair value of 20% adverse change	$312	$275
Residual cash flows discount rate (annual)	12.6%	12.6%
Impact on fair value of 10% adverse change	$313	$310
Impact on fair value of 20% adverse change	$531	$619

Note 10 — Gain on Sale of Land:

     In April 2002, the Company sold an industrial property and recorded a gain of $4,766, which is included in other (income)/expense, net in the accompanying condensed consolidated statements of income.

Note 11 — Derivative instruments:

     The Company’s assets are primarily fixed rate in nature while its debt instruments are primarily floating rate. The Company employs derivative financial instruments (interest rate swap agreements) to effectively convert certain floating rate debt instruments into fixed rate instruments and thereby manage its exposure to fluctuations in interest rates.

     As of June 30, 2002 and December 31, 2001, included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets is a liability of $28,982 and $21,611, respectively, representing the market value of the Company’s derivative instruments.

     The unrealized pre-tax losses on cash flow hedges for the six months ended June 30, 2002 of $5,366 have been reported in the Company’s condensed consolidated balance sheet as a component of accumulated other comprehensive income (loss), along with related deferred income tax benefit of $2,692.

     Amounts recorded in accumulated other comprehensive income would be reclassified into earnings upon termination of these interest rate swap agreements prior to their contractual maturity. The Company may at its discretion terminate or redesignate any such interest rate swap agreements prior to maturity. Any gains or losses on termination would be reclassified into income at that time.

     Pre-tax income for the three and six month periods ended June 30, 2002 resulting from the change in fair value of interest rate swap agreements held which do not quality as cash flow hedges under Statement 133 of $2,355 and $2,035, respectively have been recorded on the condensed consolidated statements of income as market value adjustment for derivative instruments. Interest rate swap agreements, which qualify as perfect cash flow hedges, have no ineffectiveness and therefore are not reflected in the condensed consolidated statements of income. Pre-tax income for the three and six month periods ended June 30, 2002 resulting from interest rate swap agreements which qualify as cash flow hedges but are not perfectly correlated have associated ineffectiveness of $347 and $17, respectively which has been recorded in the condensed consolidated statements of income as market value adjustment for derivative instruments. Future ineffectiveness related to these interest rate swap agreements will continue to be recorded in the condensed consolidated statements of income during the next twelve months.

     As of June 30, 2002, the Company holds 14 interest rate swap agreements with various financial institutions. The aggregate notional balance of the swaps was $778,525 as of June 30, 2002.

(dollars in thousands, except per share amounts)

Note 12 — Income taxes:

Significant components of deferred tax assets and liabilities as of June 30, 2002 were as follows:

2002

Deferred tax assets:
Loss carry forwards	$156,011
Finance leases receivable	3,387
Other, primarily operating reserves	12,971

Total deferred tax assets	172,369

Deferred tax liabilities:
Operating property, net	195,019
Other	13,316

Total deferred tax liabilities	208,335

Net deferred tax liability	$35,966

A reconciliation of the U. S. statutory tax rate to the actual tax rate for the six months ended June 30 follows:

	2002	2001

U.S. statutory rate	35.0%	35.0%
Difference due to operation of subsidiary in Barbados	(32.1)	(20.2)
Federal taxes on foreign income	1.8	0.9
State taxes	0.7	1.7
Other	0.9	0.4

Actual tax rate	6.3%	17.8%

The provision for income taxes reflected in the accompanying consolidated statements of income is as follows:

2002

U.S.	$664
Other	513

$1,177

Current	$396
Deferred	781

$1,177

Note 13 — Debt:

     Debt consists of notes and loans with installments payable in varying amounts through 2009, with effective interest rates of approximately 2.5% to 7.9% and a weighted average rate of 6.88% in 2002. The principal amount of debt payable under fixed rate contracts is $297,691. Remaining debt is payable under floating rate arrangements. Approximately $778,525 of floating rate debt outstanding has been converted to fixed rate debt through the use of interest rate swaps as described below. The agreements contain certain covenants, which, among other things, provide for the maintenance of specified levels of tangible net worth (as defined) and a maximum debt to net worth ratio. At June 30, 2002, under covenants in the Company’s loan agreement approximately $177,500 of retained earnings were available for dividends. The Company was in compliance with its debt covenants at June 30, 2002.

     As of June 30, 2002, the annual maturities of notes and loans, net of interest thereon were as follows:

Twelve Months Ended June 30,
2003	$134,677
2004	69,210
2005	180,045
2006	210,397
2007	47,832
Thereafter	542,857

$1,185,018

20

(dollars in thousands, except per share amounts)

     The Company has a $215,000 revolving credit facility with a group of commercial banks; on June 30, 2002, $150,000 was outstanding, with an interest rate of 7.61%, including the effect of interest rate swap contracts in place as of June 30, 2002. In July 2000, this facility was renewed and amended with the term extended to July 31, 2005. The credit limit remains at $215,000 through July 31, 2003; thereafter the credit limit declines to $193,500 through July 31, 2004 and $172,000 through July 31, 2005. Subsequent to June 30, 2002 the Company has continued to incur and repay debt obligations in connection with financing its equipment leasing activities. Under its revolving credit facility and most of its other debt instruments, the Company is required to maintain a tangible net worth (as defined) of $125,000, a fixed charge coverage ratio of 1.5 to 1 and a funded debt to net worth ratio of 4.0 to 1. At June 30, 2002, the Company was in compliance with these requirements.

     In March 2002, the Company established a $500,000 chassis asset-backed securitization facility. This facility is guaranteed by MBIA and was therefore rated AAA by Standard & Poor’s and Aaa by Moody’s. The proceeds from this financing were used to repay debt related to a secured financing facility used to fund the acquisition of assets from Transamerica, to repay a previously established chassis securitization facility, to fund growth of our intermodal equipment fleet and for working capital purposes. At June 30, 2002, $487,335 of this facility was outstanding with an interest rate of 7.66%, including the effect of interest rate swap contracts in place as of June 30, 2002. This facility is accounted for as on-balance sheet secured debt financing. The assets used to secure this facility are segregated in a Delaware statutory titling trust (the Trust) and in two special purpose entities (each of which is a separate legal entity) and amount to $17,729 of accounts receivable and fixed assets with a net book value of $506,091 at June 30, 2002. In addition, $24,195 of cash and marketable securities at June 30, 2002 are restricted for use by the Trust and the special purpose entities. The assets, which are segregated in the special purpose entities, are not available to pay the claims of the Company’s creditors.

     In July 2001, the Company’s container securitization facility, which was originally established as an off-balance sheet source of financing in March 1999, was amended allowing additional financings to be accounted for as on-balance sheet secured debt financing. In August 2002, the container securitization facility was extended to October 2005 with the maximum outstanding limited to $150,000. At June 30, 2002, $135,770 of the container securitization facility was utilized, of which $49,342 relates to off-balance sheet financing, while $86,428 relates to on-balance sheet financing and is included in debt and capital lease obligations in the condensed consolidated balance sheets. At June 30, 2002, the rate on this facility is 4.79%, including the effect of interest rate swap contracts in place as of June 30, 2002.

     In July 2000, the Company established a chassis securitization facility of $280,000. In October 2000, this chassis securitization facility was increased to $300,000. At December 31, 2001, $277,410 of this facility was outstanding with an interest rate of 4.75%, including the effect of interest rate swap contracts in place as of December 31, 2001. The Company repaid this facility in full in March 2002 with proceeds from our new chassis asset-backed securitization facility completed in March 2002.

     In October 2000, the Company established a secured financing facility in the amount of $300,000 to fund the TA transaction. At December 31, 2001, $97,656 of this facility was outstanding with an interest rate of 3.94%. The Company repaid this facility in full in March 2002 with proceeds from our new chassis asset-backed securitization facility completed in March 2002.

     In February 1998, the Company issued $100,000 principal amount of 6-5/8% Notes due 2003 (the "6-5/8% Notes”). The net proceeds were used to repay $83,000 in borrowings under the revolving credit agreement and for other general corporate purposes. During the fourth quarter of 1999, the Company retired $17,000 of the 6-5/8% Notes and recognized an extraordinary gain of $740 net of tax expense of $494. During the first quarter of 2000, the Company retired $8,200 of the 6-5/8% Notes and recognized an extraordinary gain of $471 net of tax expense of $314. During the second and third quarters of 2001, the Company retired $27,174 of the 6-5/8% Notes and recognized an extraordinary gain of $435 net of tax expense of $290. During the second quarter of 2002, the Company retired $5,205 of the 6 5/8% Notes and recognized an extraordinary gain of $19 net of tax expense of $13. As of June 30, 2002, $42,421 principal amount of the 6-5/8% Notes remains outstanding.

     In July and August, 1997, the Company issued $225,000 of ten year notes, comprised of $150,000 of 7.35% Notes due 2007 and $75,000 of 7.20% Notes due 2007. The net proceeds from these offerings were used to repay secured indebtedness, to purchase equipment and for other investments. During the first quarter of 2000, the Company retired $3,000 of the 7.35% Notes and recognized an extraordinary gain of $369 net of tax expense of $246. During 2001, the Company retired $2,075 of the 7.20% Notes and recognized an extraordinary gain of $123 net of tax expense of $82. As of June 30, 2002, $72,925 and $147,000 principal amount of the 7.20% and 7.35% Notes, respectively, remains outstanding.

     In addition to the debt specifically identified above, the Company has additional notes and loans outstanding with various financial institutions totaling $94,458, as of June 30, 2002, with installments payable in varying amounts through 2009 with interest rates of approximately 2.5% to 7.9%.

(dollars in thousands, except per share amounts)

     In 2002, the Company entered into interest rate swap contracts with notional amounts totaling $546,114. The terms of the interest rate swap contract are for six and ten years. The interest rate swap contracts convert variable rate debt into fixed rate debt. The maturity of the contract coincides with the maturity of the underlying debt instruments hedged. At June 30, 2002, the notional amounts are approximately $535,959.

     In 2001, the Company entered into an interest rate swap contract with notional amounts totaling $51,467. These amounts relate to on and off balance sheet financing, of which the notional amounts are $43,330 and $8,137, respectively. The terms of the interest rate swap contract are for six years. The interest rate swap contracts convert variable rate debt into fixed rate debt. The maturity of the contract coincides with the maturity of the underlying debt instruments hedged. At June 30, 2002, the on and off balance sheet notional amounts are approximately $34,506 and $5,267, respectively.

     In 2000, the Company entered into interest rate swap contracts with notional amounts totaling $334,882. The terms of the interest rate swap contracts are for two and seven years. The interest rate swap contracts convert variable rate debt into fixed rate debt. The maturity of these contracts coincides with the maturity of the underlying debt instruments hedged. At June 30, 2002, the notional amount was approximately $177,991.

     In 1998, the Company entered into interest rate swap contracts with notional amounts totaling $79,709. The terms of the interest rate swap contracts are for three, five and seven years. The interest rate swap contracts convert variable rate debt into fixed rate debt. The maturity of these contracts coincides with the maturity of the underlying debt instruments hedged. In 2000, a portion of the debt instrument hedged was retired and the related portion of the swap contract was closed. At June 30, 2002, the notional amount was approximately $30,069.

     See Note 2 for further information regarding CAI’s debt.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Company with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond our control. Some of these risks and uncertainties are described in our Annual Report on Form 10-K and/or our other filings with the Securities and Exchange Commission. All statements other than statements of historical facts included or this report, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,”“intend,” “estimate,” “expect,”“project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

     All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Future economic and industry trends that could potentially impact revenues and profitability are difficult to predict.

     We suggest that this quarterly report be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2001.

General

     The Company generates revenues through leasing transportation equipment, primarily intermodal chassis and dry freight standard containers. Most of the Company’s revenues are derived from payments received under operating leases. The utilization of the Company’s operating lease fleet of chassis has declined from the levels of 2001 as economic activity in North America has declined. This has brought about reduced operating lease revenue accompanied by increased costs in particular for storage of the idle equipment. The Company also enters into finance leases, under which the lessee has the right to purchase the equipment at the end of the lease term. The Company’s finance lease portfolio has remained relatively unchanged since December 31, 2001. For the six months ended June 30, 2002 revenues from direct finance leases accounted for 9% of the leasing revenues.

     On June 27, 2002, the Company’s 50% owned subsidiary, Container Applications International, Inc. (CAI), which concentrates on short term container leasing, entered into a new senior credit agreement with a group of financial institutions. To facilitate the closing of this new credit facility, the Company agreed to extend the repayment terms of an outstanding subordinated note (Note) of CAI held by the Company and modified certain financial covenants of the Note. At the same time, the Company was provided a majority position on CAI’s board of directors. The Company has determined that as a result of these transactions and gaining a majority position on CAI’s board, the Company’s financial statements for the quarter ended June 30, 2002 must include CAI as a consolidated subsidiary commencing June 27, 2002. Previously, CAI was accounted for under the equity method of accounting. The Company’s share of the equity earnings (losses) of CAI for the periods from January 1, 2002 and April 1, 2002 through June 27, 2002 have been recorded in “Loss for Investments Accounted for Under the Equity Method” in the accompanying Condensed Consolidated Statements of Income. For the period from June 27 through June 30, 2002, CAI’s results of operations have been included in the appropriate captions on the accompanying Condensed Consolidated Statements of Income. The assets and liabilities of CAI at June 30, 2002 have been included on the accompanying Condensed Consolidated Balance Sheets.

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

Three Months Ended June 30, 2002 compared to Three Months Ended June 30, 2001

Revenues

     The Company’s revenues decreased to $74.4 million for the three months ended June 30, 2002, from $77.7 million in the three months ended June 30, 2001, a decrease of $3.3 million or 4%. The decrease was attributable to reduced operating lease revenues of $5.5 million, partially offset by increased finance lease revenues of $1.8 million as well as $.4 million of incremental leasing revenues as a result of consolidating CAI. The decrease in operating lease revenue was experienced in the domestic intermodal division resulting from the slowdown of economic activity in North America and a change in how California licensing fees are charged to lessees of chassis (a decrease of $1.4 million). In light of the continuation of the slowdown in economic activity in North America, our domestic intermodal operating lease revenues for the three months ending September 30, 2002 may be less than the corresponding amount from the prior year. This trend may continue in subsequent quarters to the extent economic activity in North America continues at reduced levels. Utilization rates of the Interpool Limited container fleet and the domestic intermodal chassis operating lease fleet at June 30, 2002 were 98% and 91%, respectively, and at June 30, 2001 were 97% and 94%, respectively. The Company’s containers managed by CAI are considered to be on hire for utilization purposes. The yield (per diem revenue net of operating costs) on assets managed by CAI was $0.37 and $0.53 per day for the three months ended June 30, 2002 and 2001, respectively. This reduction was primarily the result of lower utilization of the equipment in the short term leasing market. The Company’s container lease rates have decreased 12% for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The decrease is the result of the termination of leases with higher rates that were written when the acquisition cost of new equipment was higher than it is today. These leases are being replaced by leases with lower rates reflecting the current cost of new equipment. The Company’s chassis lease rates have decreased 11% for the same period. The decrease was primarily due to the acquisition, in December 2001, of 20,700 used chassis on hire at per diem rates lower than the Company’s existing fleet. In addition, chassis rates declined as a result of a change to California law, which made the lessee of the equipment directly responsible for payment of licensing costs. These licensing costs were previously recovered through increased rental rates.

Lease Operating and Administrative Expenses

     The Company’s lease operating and administrative expenses decreased to $20.8 million for the three months ended June 30, 2002 from $23.2 million in the three months ended June 30, 2001, a decrease of $2.4 million or 10%. The decrease was primarily due to reductions in maintenance and repairs expense of $2.0 million, licensing expense related to California of $1.5 million, equipment rental expense of $1.2 million, salary expense of $.6 million, consulting expense of $.6 million and insurance expense of $.6 million, partially offset by increased storage expense of $2.8 million, minority interest expense of $.8 million, commission expense of $.3 million and $.2 million of incremental lease operating and administrative expenses as a result of consolidating CAI.

     The more significant variances above can be explained as follows:

•	Maintenance and repair costs declined due to $1.1 million of billable repairs in accordance with the lease terms to a customer in default which were accrued for in previous periods, as well as an overall reduction in repair activity due to lower utilization.

•	Licensing costs in California decreased by $1.5 million due to a change in California law which made the user of the equipment, not the lessor, responsible for the payment of licensing fees. This reduction in expense has brought about a comparable reduction in operating lease revenues since these licensing costs were previously recovered through increased rental rates.

•	Storage costs increased primarily due to a reduction in utilization, increasing the number of chassis sitting idle in depots.

Provision for Doubtful Accounts

     The Company’s provision for doubtful accounts increased to $.8 million for the three months ended June 30, 2002 from $.6 million in the three months ended June 30, 2001. The Company’s provision for doubtful accounts is provided based upon a review of the outstanding receivables and an evaluation of the adequacy of the allowance for doubtful accounts which the Company considers to be adequate based upon the risk profile of the receivables.

Market Value Adjustment for Derivative Instruments

     The increase in the non-cash market value adjustment for derivative instruments of $2.7 million for the three months ended June 30, 2002 as compared to the prior year period primarily resulted from the change in the fair value of an interest rate swap entered into in March 2002 with a notional amount of $250.0 million which did not qualify for hedge accounting treatment under SFAS 133. This swap converts the variable rate payments of certain of the Company’s debt to fixed payments.

Depreciation and Amortization of Leasing Equipment

     The Company’s depreciation and amortization expenses decreased to $17.5 million for the three months ended June 30, 2002 from $18.0 million for the three months ended June 30, 2001, a decrease of $.5 million or 3%. The decrease was primarily the result of changes to the Company’s depreciation policy for chassis amounting to a depreciation savings of $2.3 million and a change to the depreciation policy of its containers amounting to a depreciation savings of $.1 million. These reductions to depreciation expense were partially offset by an increase in depreciation resulting from an expanded fleet size. See Note 1 to the condensed consolidated financial statements for further information regarding the depreciation policy changes for chassis and containers, which were effective April 1, 2002.

Loss for investments accounted for under the equity method

     Losses for investments accounted for under the equity method of accounting increased from $.1 million for the three months ended June 30, 2001 to $3.1 million for the three months ended June 30, 2002. The Company recorded its equity in the losses of CAI through June 26, 2002, at which time CAI became a consolidated subsidiary of the Company. The increase was primarily the result of CAI recording an impairment loss of $5.4 million related to damaged and held for sale equipment, as well as a change in the container depreciation policy effective April 1, 2002 which resulted in an increase in CAI’s depreciation for the three months ended June 30, 2002 of $.6 million. These two items increased losses recorded by the Company by $2.0 million, net of CAI’s tax benefit, during the three months ended June 30, 2002. The remaining increase in losses resulted from reduced operating performance of the CAI fleet.

Other (Income)/Expense, Net

     The Company had other income of $3.6 million during the three months ended June 30, 2002. The change in other (income)/expense, net of $4.0 million from the three months ended June 30, 2001 was due to:

•	the sale of the Company’s Chicago property, which had been acquired as part of the acquisition of the North American Intermodal division of Transamerica Leasing, Inc. (TA) and resulted in a gain of $4.8 million

•	a reduction in goodwill amortization of $.2 million resulting from the adoption of FASB 142

•	additional losses of $1.0 million primarily resulting from the sale of leasing equipment recovered from a customer in default

Interest Expense

     The Company’s interest expense increased to $28.4 million in the three months ended June 30, 2002 from $23.7 million in the three months ended June 30, 2001, an increase of $4.7 million or 20%. The increase in interest expense was primarily due to increased borrowings to fund capital expenditures, resulting in incremental interest expense of $3.3 million, and deferred financing fees of $1.0 million which were written off when the Company refinanced certain of its debt instruments, as well as the effect of higher overall interest rates resulting in incremental interest expense of $.4 million. The rate increase was primarily due to the completion of a $500.0 million chassis asset-backed securitization facility, which closed on March 28, 2002, resulting in an increase in interest expense of $4.0 million. The interest rate on this facility is 7.66%. The funds were used to repay $428.2 million of existing debt with an average interest rate of 4.96% and the balance was invested. The increase in interest expense as a result of the chassis securitization was partially offset by reduced interest expense of $3.6 million resulting from lower interest rates on the balance of the Company’s debt.

Interest Income

     The Company’s interest income decreased to $1.5 million in the three months ended June 30, 2002 from $2.6 million in the three months ended June 30, 2001, a decrease of $1.1 million or 42%. The decrease in interest income was primarily due to reduced earnings on invested cash balances.

Provision for Income Taxes

     The Company’s provision for income taxes was nominal for the three months ended June 30, 2002 due to decreased earnings before tax, as well as a lower effective tax rate resulting from greater income contribution from the international container division, which is subject to a lower statutory rate than our domestic intermodal division.

Income from Continuing Operations Before Discontinued Operations and Extraordinary Gain

     As a result of the factors described above, the Company’s income from continuing operations before discontinued operations, the cumulative effect of change in accounting principle and extraordinary gain was $6.2 million in the three months ended June 30, 2002 versus $12.2 million in the three months ended June 30, 2001.

(Loss) Gain from Discontinued Operations

     The Company recorded break-even results relating to the discontinued operations of Microtech for the three months ended June 30, 2002, as compared to a loss from discontinued operations of $.8 million for the three months ended June 30, 2001. The Company, along with the management of Microtech, believes all future losses expected to be incurred by Microtech during the liquidation of its lease portfolio were properly accrued as of June 30, 2002. The Company, along with the management of Microtech, will continue to assess whether additional accruals for losses are necessary, as additional information becomes available during the liquidation of Microtech’s lease portfolio.

Extraordinary Gain

     The Company recorded an extraordinary gain on the retirement of debt of $.3 million in the three months ended June 30, 2001.

Net Income

     As a result of the factors described above, the Company’s net income decreased to $6.2 million in the three months ended June 30, 2002 from $11.7 million in the three months ended June 30, 2001. Net income for the three months ended June 30, 2002 was affected positively by the one-time sale of the Company’s Chicago property resulting in a gain of $2.9 million (after tax) and the change in the Company’s depreciation policy for containers and chassis resulting in reduced depreciation expense of $1.5 million (after tax). Net income for the period was adversely affected by unfavorable adjustments to the market value of the Company’s derivatives of $1.9 million (after tax), losses on the Company’s investment in CAI of $1.8 million (after tax) (which included a provision for the impairment of certain assets of $1.1 million and a change to CAI’s container depreciation policy of $.1 million) and increased interest expense of $3.0 million (after tax) resulting from the modification of our chassis securitization facility in March 2002, as well as a one-time write-off of deferred financing fees of $.4 million (after tax).

Six Months Ended June 30, 2002 compared to Six Months Ended June 30, 2001

Revenues

     The Company’s revenues decreased to $147.3 million for the six months ended June 30, 2002, from $154.1 million in the six months ended June 30, 2001, a decrease of $6.8 million or 4%. The decrease was attributable to reduced operating lease revenues of $10.8 million, partially offset by increased finance lease revenues of $3.6 million as well as $.4 million of incremental leasing revenues as a result of consolidating CAI. The decrease in operating lease revenue was experienced in the domestic intermodal division resulting from the slowdown of economic activity in North America, a change in how California licensing fees are charged to lessees of chassis (a decrease of $2.9 million) and the elimination of revenues from non-core assets sold to GE Capital in 2001 (a decrease of $1.4 million). In light of the continuation of the slowdown in economic activity in North America, our domestic intermodal operating lease revenues for the three months ending September 30, 2002 may be less than the corresponding amount from the prior year. This trend may continue in subsequent quarters to the extent economic activity in North America continues at reduced levels. Utilization rates of the Interpool Limited container fleet and the domestic intermodal chassis operating lease fleet at June 30, 2002 were 98% and 91%, respectively, and at June 30, 2001 were 97% and 94%, respectively. The Company’s containers managed by CAI are considered to be on hire for utilization purposes. The yield (per diem revenue net of operating costs) on assets managed by CAI was $0.39 and $0.57 per day for the six months ended June 30, 2002 and 2001, respectively. This reduction was primarily the result of lower utilization of the equipment in the short term leasing market. The Company’s container lease rates have decreased 12% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The decrease is the result of the termination of leases with higher rates that were written when the acquisition cost of new equipment was higher than it is today. These leases are being replaced by leases with lower rates reflecting the current cost of new equipment. The Company’s chassis lease rates have decreased 8% for the same period. The decrease was primarily due to the acquisition, in December 2001, of 20,700 used chassis on hire at per diem rates lower than the Company’s existing fleet. In addition, chassis rates declined as a result of a change to California law, which made the lessee of the equipment directly responsible for payment of licensing costs. These licensing costs were previously recovered through increased rental rates.

Lease Operating and Administrative Expenses

     The Company’s lease operating and administrative expenses decreased to $40.4 million for the six months ended June 30, 2002 from $45.1 million in the six months ended June 30, 2001, a decrease of $4.7 million or 10%. The decrease was primarily due to reductions in maintenance and repairs expense of $2.8 million, licensing expense related to California of $2.7 million, equipment rental of $2.2 million, salary expense of $1.4 million, consulting expense of $.6 million, insurance expense of $.6 million, computer expense of $.4 million and facilities expense of $.2 million, partially offset by increased storage expense of $4.0 million, minority interest of $1.6 million, commission expense of $.3 million and $.2 million of incremental lease operating and administrative expenses as a result of consolidating CAI.

     The more significant variances above can be explained as follows:

•	Maintenance and repair costs declined due to $2.1 million of billable repairs in accordance with the lease terms to a customer in default which were accrued for in previous periods, as well as an overall reduction in repair activity due to lower utilization.

•	Licensing costs in California decreased by $2.7 million due to a change in California law which made the user of the equipment, not the lessor, responsible for the payment of licensing fees. This reduction in expense has brought about a comparable reduction in operating lease revenues since these licensing costs were previously recovered through increased rental rates.

26

•	Storage costs increased primarily due to a reduction in utilization, increasing the number of chassis sitting idle in depots.

Provision for Doubtful Accounts

     The Company’s provision for doubtful accounts increased to $1.6 million for the six months ended June 30, 2002 from $1.4 million in the six months ended June 30, 2001. The Company’s provision for doubtful accounts is provided based upon a review of the outstanding receivables and an evaluation of the adequacy of the allowance for doubtful accounts which the Company considers to be adequate based upon the risk profile of the receivables.

Market Value Adjustment for Derivative Instruments

     The Company’s non-cash market value adjustment for derivative instruments expense increased to $2.1 million for the six months ended June 30, 2002 from $.8 million in the six months ended June 30, 2001, an increase of $1.3 million. This increase primarily resulted from the change in the fair value of an interest rate swap entered into in March 2002 with a notional amount of $250.0 million which did not qualify for hedge accounting treatment under SFAS 133. This swap converts the variable rate payments of certain of the Company’s debt to fixed payments.

Depreciation and Amortization of Leasing Equipment

     The Company’s depreciation and amortization expenses increased to $37.8 million for the six months ended June 30, 2002 from $36.7 million for the six months ended June 30, 2001, an increase of $1.1 million or 3%. The increase was primarily the result of an expanded fleet size, partially offset by a decrease in depreciation expense as a result of the changes to the Company’s depreciation policy for chassis amounting to a depreciation savings of $2.3 million and a change to the depreciation policy of its containers amounting to a depreciation savings of $.1 million, as well as reduced depreciation expense of $1.3 million as a result of the Company’s sale of the rail trailers and domestic containers to GE Capital in March 2001. See Note 1 to the condensed consolidated financial statements for further information regarding the depreciation policy changes for chassis and containers, which were effective April 1, 2002.

Loss for investments accounted for under the equity method

     Losses for investments accounted for under the equity method of accounting increased from $.2 million for the six months ended June 30, 2001 to $3.7 million for the six months ended June 30, 2002. The Company recorded its equity in the losses of CAI through June 26, 2002, at which time CAI became a consolidated subsidiary of the Company. The increase was primarily the result of CAI recording an impairment loss of $5.4 million related to damaged and held for sale equipment, as well as a change in the container depreciation policy effective April 1, 2002 which resulted in an increase in CAI’s depreciation for the three months ended June 30, 2002 of $.6 million. These two items increased losses recorded by the Company by $2.0 million, net of CAI’s tax benefit, during the three months ended June 30, 2002. The remaining increase in losses resulted from reduced operating performance of the CAI fleet.

Other (Income)/Expense, Net

     The Company had other income of $5.2 million during the six months ended June 30, 2002. The change in other (income)/expense, net of $3.8 million from the six months ended June 30, 2001was due to:

•	the sale of the Company’s Chicago property, which had been acquired as part of the acquisition of the North American Intermodal division of Transamerica Leasing, Inc. (TA) and resulted in a gain of $4.8 million recorded in the second quarter of 2002

•	a reduction in goodwill amortization of $.4 million resulting from the adoption of FASB 142

•	a gain of $2.4 million related to insurance settlements on equipment not recovered from a customer in default recorded in the first quarter of 2002

•	additional losses of $1.8 million primarily resulting from the sale of leasing equipment recovered from a customer in default

•	gain of $1.8 million on the sale of rail trailers and domestic containers previously owned by the Company to GE Capital Corporation during the three months ended March 31, 2001.

Interest Expense

     The Company’s interest expense increased to $51.8 million in the six months ended June 30, 2002 from $48.3 million in the six months ended June 30, 2001, an increase of $3.5 million or 7%. The increase in interest expense was primarily due to the effect of higher interest rates resulting in an increase to interest expense of $1.9 million, deferred financing fees of $1.0 million which were written off when the Company refinanced certain of its debt instruments, as well as increased borrowings to fund capital expenditures, resulting in incremental interest expense of $.6 million. The rate increase was primarily due to the completion of a $500.0 million chassis asset-backed securitization facility, which closed on March 28, 2002, resulting in an increase in interest expense of $4.0 million. The interest rate on this facility is 7.66%. The funds were used to repay $428.2 million of existing debt with an average interest rate of 4.96% and the balance was invested. The increase in interest expense as a result of the chassis securitization was partially offset by reduced interest expense of $2.2 million resulting from lower interest rates on the balance of the Company’s debt.

Interest Income

     The Company’s interest income decreased to $3.5 million in the six months ended June 30, 2002 from $5.3 million in the six months ended June 30, 2001, a decrease of $1.8 million or 34%. The decrease in interest income was primarily due to reduced earnings on invested cash balances, as well as reduced cash balances on hand during 2002.

Provision for Income Taxes

     The Company’s provision for income taxes decreased to $1.2 million from $5.0 million due to decreased earnings before tax and a lower effective tax rate resulting from greater income contribution from the international container leasing division, which is subject to a lower statutory rate than our domestic intermodal division.

Income from Continuing Operations Before Discontinued Operations, Cumulative Effect of Change in Accounting Principle and Extraordinary Gain

     As a result of the factors described above, the Company’s income from continuing operations before discontinued operations, the cumulative effect of change in accounting principle and extraordinary gain was $17.6 million in the six months ended June 30, 2002 versus $23.2 million in the six months ended June 30, 2001.

(Loss) Gain from Discontinued Operations

     The Company’s loss from discontinued operations was $.7 million for the six months ended June 30, 2002, as compared to a loss from discontinued operations of $.8 million for the six months ended June 30, 2001. The Company, along with the management of Microtech, believes all future losses expected to be incurred by Microtech during the liquidation of its lease portfolio were properly accrued as of June 30, 2002. The Company, along with the management of Microtech, will continue to assess whether additional accruals for losses are necessary, as additional information becomes available during the liquidation of Microtech’s lease portfolio.

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

Net Income

     As a result of the factors described above, the Company’s net income decreased to $16.9 million in the six months ended June 30, 2002 from $23.5 million in the six months ended June 30, 2001. Net income for the six months ended June 30, 2002 was affected positively by the one-time recovery of $2.5 million (after tax) for the excess of amounts billable to a customer for unrecovered equipment over the Company’s net book value, which is expected to be recovered through insurance proceeds, the one-time sale of the Company’s Chicago property resulting in a gain of $2.9 million (after tax) and the change in the Company’s depreciation policy for containers and chassis resulting in reduced depreciation expense of $1.5 million (after tax). Net income for the period was adversely affected by unfavorable adjustments to the market value of the Company’s derivatives of $1.4 million (after tax), losses on the Company’s investment in CAI of $2.2 million (after tax) (which included a provision for the impairment of certain assets of $1.1 million and a change to CAI’s container depreciation policy of $.1 million) and increased interest expense of $3.0 million (after tax) resulting from the modification of our chassis securitization facility in March 2002 as well as a one-time write-off of deferred financing fees of $.4 million (after tax).

Liquidity and Capital Resources

     The Company uses funds from various sources to finance the acquisition of equipment for lease to customers. The primary funding sources are cash provided by operations, borrowings (generally from banks), securitization of lease receivables, the issuance of capital lease obligations and the sale of the Company’s securities. In addition, the Company generates cash from the sale of equipment being retired from the Company’s fleet. In general, the Company seeks to meet debt service requirements from the leasing revenue generated by its equipment.

     The Company generated cash flow from operations of $53.7 million and $50.3 million in the first six months of 2002 and 2001, respectively, and net cash provided by (used for) financing activities was $77.5 million and ($321.0) million for the first six months of 2002 and 2001, respectively. The Company has purchased equipment amounting to: $148.0 million for the six months ended June 30, 2002 and $124.2 million for the six months ended June 30, 2001.

     In March 1999, the Company established a container securitization facility of $250.0 million. This program provides the Company with a lower cost of capital for its finance lease business and access to an additional source of funding. Included in other investment securities at June 30, 2002, is approximately $11.5 million of retained interests in the securitized lease receivables. In July 2001, the container securitization facility, which was originally established as an off-balance sheet source of financing, was amended allowing additional financings to be accounted for as on-balance sheet secured debt financing. At June 30, 2002, $135.8 million of the container securitization facility was utilized, of which $49.3 million relates to off-balance sheet financing, while $86.5 million relates to on-balance sheet financing and is included in debt and capital lease obligations in the condensed consolidated balance sheets. In August 2002, the container securitization facility was extended to October 2005 with the maximum outstanding limited to $150.0 million.

     In March 2002, the Company established a $500.0 million chassis asset-backed securitization facility. This facility is guaranteed by MBIA and was therefore rated AAA by Standard & Poor’s and Aaa by Moody’s. The proceeds from this financing were used to repay debt related to a secured financing facility used to fund the acquisition of assets from Transamerica, to repay a previously established chassis securitization facility, to fund growth of our intermodal equipment fleet and for working capital purposes. At June 30, 2002, $487.3 million of this facility was outstanding with an interest rate of 7.66%, including the effect of interest rate swap contracts in place as of June 30, 2002. This facility is accounted for as on-balance sheet secured debt financing. The assets used to secure this facility are segregated in a Delaware statutory titling trust (the Trust) and in two special purpose entities (each of which is a separate legal entity) and amount to $17.7 million of accounts receivable and fixed assets with a net book value of $506.1 million at June 30, 2002. In addition, $24.2 million of cash and marketable securities at June 30, 2002 are restricted for use by the Trust and the special purpose entities. The assets, which are segregated in the special purpose entities, are not available to pay the claims of the Company’s creditors.

     In July 2000, the Company established a chassis securitization facility of $280.0 million. In October 2000, this chassis securitization facility was increased to $300.0 million. At December 31, 2001, $277.4 million of this facility was outstanding, with an interest rate of 4.75%, including the effect of interest rate swap contracts in place as of December 31, 2001. The Company repaid this facility in full in March 2002 with proceeds from our new chassis asset-backed securitization facility completed in March 2002.

     In October 2000, the Company established a secured financing facility in the amount of $300.0 million to fund the TA transaction. At December 31, 2001, $97.7 million of this facility was outstanding with an interest rate of 3.94%. The Company repaid this facility in full in March 2002 with proceeds from our new chassis asset-backed securitization facility completed in March 2002.

     The Company has a $215.0 million revolving credit facility with a group of commercial banks; on June 30, 2002, $150.0 million was outstanding, with an interest rate of 7.61%, including the effect of interest rate swap contracts in place as of June 30, 2002. In July 2000, this facility was renewed and amended with the term extended to July 31, 2005. The credit limit remains at $215.0 million through July 31, 2003; thereafter the credit limit declines to $193.5 million through July 31, 2004 and $172.0 million through July 21, 2005. Subsequent to June 30, 2002 the Company has continued to incur and repay debt obligations in connection with financing its equipment leasing activities. Under our revolving credit facility and most of our other debt instruments, the Company is required to maintain a tangible net worth (as defined) of $125 million, a fixed charge coverage ratio of 1.5 to 1 and a funded debt to net worth ratio of 4.0 to 1. At June 30, 2002, the Company was in compliance with these requirements.

     In February 1998, the Company issued $100.0 million principal amount of 6-5/8% Note due 2003. During the second and third quarters of 2001, the Company retired a total of $27.2 million of the 6-5/8% Notes and recognized an extraordinary gain, net of tax, of $0.4 million. During the second quarter of 2002, the Company retired a total of $5.2 million of the 6-5/8% Notes. As of June 30, 2002, $42.4 million principal amount of 6-5/8% Notes remain outstanding.

     In April 1998, the Company acquired a 50% common equity interest in Container Applications International, Inc. (CAI). CAI owns and leases its own fleet of containers and manages, for a fee, containers owned by third parties. The Company entered into its operating relationship with CAI primarily to facilitate the rental in the short-term market of containers coming off long-term lease, to gain access to new companies looking to lease containers on a long term basis and to realize cost efficiencies from the operation of a coordinated container lease marketing group. The marketing group which is organized as a wholly-owned subsidiary of the Company, is responsible for soliciting container lease business for both the Company and CAI, including long-term and direct finance lease business and short-term lease business on master lease agreements. All long-term and direct finance lease business is purchased by the Company, except that the Company offers to CAI, at cost, 10% of this long-term and direct finance lease business.

     In connection with the acquisition of its equity interest in CAI, the Company loaned CAI $33.7 million under a Subordinated Note Agreement (Note) which is collateralized by all containers owned by CAI as of April 30, 1998 or thereafter acquired, subject to the priority security interest lien of CAI’s senior credit facility, except for certain excluded collateral. Interest on the Note was calculated at an annual fixed rate of 10.5% payable quarterly. The original repayment terms required mandatory quarterly principle payments of $1.7 million beginning July 30, 2003 through July 30, 2008. The Note was subject to certain financial covenants and was cross-defaulted with CAI’s senior credit facility, subject to the terms of a subordination agreement.

     On June 27, 2002, CAI entered into an amended $125.0 million senior revolving credit agreement with a group of financial institutions. To facilitate the closing of this new credit facility, the Company agreed to extend the repayment terms of its Note so as to require mandatory quarterly principal payments of $1.7 million beginning July 30, 2006 through July 30, 2011 and modified certain financial covenants in the Note. Interest on the Note continues to accrue at an annual fixed rate of 10.5% and is payable quarterly. The Note continues to be cross-defaulted with CAI’s credit agreement, subject to the terms of an amended and restated subordination agreement.

     A total of $104.5 million was outstanding under CAI’s senior revolving credit facility at June 30, 2002. Borrowings under CAI’s senior credit facility are secured by substantially all CAI’s assets and are payable on June 27, 2005. The senior credit facility contains various financial and other covenants. At June 30, 2002, CAI would not have been in compliance with one of the financial covenants then contained in the senior credit facility as well as similar covenants under two master lease agreements relating to equipment in CAI’s fleet. CAI received amendments to these covenants in September 2002 which were made retroactive to June 30, 2002. As a result, CAI was in compliance as of June 30, 2002 with all senior credit facility and lease covenants as amended.

     In March 2001, the Company completed the sale of 50,000 rail trailers and domestic containers to GE Capital Corporation, including all 40,000 rail trailers and domestic containers the Company acquired from TA in October 2000, for approximately $345.0 million.

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

     During the three months ended June 30, 2001, we initiated a bankruptcy claim against a customer and sought to collect receivables and to recover equipment values through its insurance policies. We demanded the return of approximately $48.6 million of equipment, including $8.5 million of direct finance leases which were reclassified to leasing equipment. For purposes of submitting an insurance claim, we determined that approximately $8.3 million of this equipment will not be recovered from the customer. In addition, the outstanding receivables from this customer as of June 30, 2002 totaled approximately $33.5 million, all of which is covered by insurance or reserved for in the allowance for doubtful accounts. At this time, we estimate no impairment upon the liquidation and/or re-lease of these assets after considering anticipated insurance proceeds. The maximum insurance coverage related to this claim is $35.0 million. The overall recovery of the asset values has been evaluated taking into consideration the equipment book value, the cost to recover and re-lease the equipment, and the total outstanding receivables, as well as the likelihood to collect through the recovery and sale of the equipment or the stipulated equipment values within the insurance policy. We recorded revenue from these leases through August 20, 2001 at which time, revenue recognition was discontinued, as lease payments through August 20, 2001 were covered by the insurance policies. We will continue to assess the overall recovery of the asset values and adjust the assumptions used in evaluating the total insurance claim with respect to this customer’s bankruptcy. As additional information becomes available, reserves for the impairment of the asset values may be necessary based upon changes in economic conditions and the assumptions used in evaluating the total insurance claim.

     As of June 30, 2002, commitments for capital expenditures totaled approximately $34.8 million. The Company believes that cash on hand, cash flow from operations, borrowings under credit facilities and the net proceeds of the issuance of debt and equity securities in appropriate markets will be sufficient to meet the working capital needs, capital expenditures and required debt repayments for the next twelve months. The Company’s available liquidity at June 30, 2002 was $190.7 million consisting of $125.7 million of cash and marketable securities (excluding $24.2 million of cash within the chassis securitization facility) and $65.0 million of availability under our $215.0 million revolving credit facility. Required debt repayments are $174.6 million for the next twelve months. In addition, the Company expects to rely in substantial part on long-term financing for any purchase of equipment or strategic acquisitions to expand its business in the future. The Company cannot assure that additional long-term financing will be available for these purposes on acceptable terms or at all. In addition, from time to time, the Company explores new sources of capital both at the parent and subsidiary levels. For example, the Company has given consideration to the possible sale of a minority interest in certain of our subsidiaries and to the possibility of securitizing new categories of assets, and has been seeking to develop a new source of financing by offering its convertible debentures to stockholders in a subscription rights offering.

     On July 1, 2001, the Company restructured its relationship with The Ivy Group and its principals to provide the Company with managerial control over 6,047 chassis previously leased by Trac Lease, Inc. (Trac Lease), a wholly owned subsidiary of the Company, from The Ivy Group. As a result of the restructuring, the partners of The Ivy Group contributed these 6,047 chassis and certain other assets and liabilities to a newly formed subsidiary, Chassis Holdings I LLC (Chassis Holdings), in exchange for $26.0 million face value of preferred membership units and 10% of the common membership units, and Trac Lease contributed 902 chassis and $2.4 million in cash to Chassis Holdings in exchange for $3.0 million face value of preferred membership units and 90% of the common membership units. The preferred membership units are entitled to receive a preferred return prior to the receipt of any distributions by the holders of the common membership units. The value of the contributed chassis was determined by taking the arithmetic average of the results of independent appraisals performed by three nationally recognized appraisal firms in connection with the Company’s establishment of a chassis securitization facility in July 2000. As the managing member of Chassis Holdings, Trac Lease exercises sole managerial control over the entity’s operations. Chassis Holdings leases all of its chassis to Trac Lease at a rental rate equal to the then current Trac Lease fleet average per diem. Chassis Holdings and the holders of the preferred membership units are party to a Put/Call Agreement which provides that the holders of preferred units may put such units to Chassis Holdings under certain circumstances and Chassis Holdings may redeem such units under certain circumstances. Chassis Holdings will be required to make certain option payments to the holders of the preferred membership units in order to preserve its right to redeem such units. For the six months ended June 30, 2002, dividends paid on the common units and distributions on the preferred units owned by The Ivy Group, totaling $1.6 million, are included in lease operating and administrative expenses in the accompanying condensed consolidated statements of income.

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

     On July 8, 2002, the Company commenced a subscription rights offering of up to $31.5 million of 9.25% Convertible Redeemable Subordinated Debentures. The debentures were offered to holders of the Company’s common stock pursuant to the exercise of non-transferable subscription rights and were to be convertible into shares of the Company’s common stock. The Company had the right in its discretion to accept offers from other parties to purchase debentures not subscribed for by stockholders. On August 14, 2002, the Company terminated its pending subscription rights offering due to the delay in filing this Form 10-Q. The Company intends to re-commence the offering at a later date.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     At the Company’s Annual Meeting on May 8, 2002, the Stockholders voted for the re-election of Martin Tuchman, Arthur L. Burns and Peter D. Halstead to serve as Class III directors for a three year term expiring in 2005. The results of the voting were as follows: Mr. Tuchman 22,554,716 votes in favor, 463,322 votes withheld; Mr. Burns, 22,907,825 votes in favor, 110,213 votes withheld; Mr. Halstead, 22,907,825 votes in favor, 110,213 votes withheld. There were a total of 4,561,914 broker non-votes and abstentions.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 99:	Press Releases dated:

	(1) 08/14/02	Interpool, Inc. To Consolidate Short Term Leasing Subsidiary, Delay Filing Of Form 10Q For Second Quarter And Terminate Rights Offering
	(2) 08/09/02	Interpool, Inc. Extends Expiration Date For Rights Offering Of Convertible Debentures
	(3) 07/11/02	Interpool, Inc. Launches Rights Offering of Convertible Debentures
	(4) 06/28/02	Interpool, Inc. Announces Record Date For Rights Offering of Convertible Debentures
	(5) 06/20/02	Interpool, Inc. To Pay Cash Dividend On Common Stock
	(6) 05/02/02	Interpool, Inc. First Quarter 2002 Results Meet Expectations
Container and Chassis Fleets Continue to Grow Faster than GDP;
Container Utilization rates up from Fourth Quarter 2001
	(7) 04/29/02	Interpool, Inc. to Webcast First Quarter 2002 Earnings Results
	(8) 04/17/02	Interpool, Inc. Files Rights Offering for Convertible Debentures
	(9) 04/02/02	Interpool, Inc. Secures $500 Million Facility (1) 07/11/02

(b)	Reports on Form 8-K:

          On August 5, 2002, the Registrant filed a current report on Form 8-K reporting a change in the Company’s independent public accountants. Arthur Andersen LLP has been dismissed and KMPG LLP has been engaged as the Company’s independent public accountants of record.

          On August 15, 2002, the Registrant filed a current report on Form 8-K reporting that its financial statements for the period ended June 30, 2002 would include consolidated information for Container Applications International, Inc., the Registrant’s 50% owned subsidiary which engages in the short term container leasing business. As a result of this new consolidation, the filing of the Registrant’s second quarter financial results on Form 10-Q was delayed and the pending subscription rights offering of convertible debentures was terminated. The Registrant reported its intention to re-commence the rights offering.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERPOOL, INC.

Dated: September 20, 2002	\s\ Martin Tuchman
——————————————
Martin Tuchman Chief Executive Officer

Dated: September 20, 2002	\s\ William Geoghan
——————————————
William Geoghan Senior Vice President

33

CERTIFICATIONS

          I, Martin Tuchman, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Interpool, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 20, 2002

/s/ Martin Tuchman —————————————————————
Martin Tuchman Chairman and Chief Executive Officer

          I, Mitchell I. Gordon, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Interpool, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 20, 2002

/s/ Mitchell I. Gordon —————————————————————
Mitchell I. Gordon Executive Vice President and Chief Financial Officer

34

CERTIFICATIONS

I, Martin Tuchman, Chairman and Chief Executive Officer of Interpool, Inc. (the “Company”), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1.	The quarterly report of the Company on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in such quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 20th day of September, 2002.

/s/ Martin Tuchman —————————————————————
Martin Tuchman Chief Executive Officer

I, Mitchell I. Gordon, Executive Vice President and Chief Financial Officer of Interpool, Inc. (the “Company”), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1.	The quarterly report of the Company on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in such quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 20th day of September, 2002.

/s/ Mitchell I. Gordon —————————————————————
Mitchell I. Gordon Executive Vice President and Chief Financial Officer

35

INDEX TO EXHIBITS

Filed with Interpool, Inc. Report on Form 10-Q for the Quarter Ended June 30, 2002

Exhibit No.

Exhibit 99:	Press Releases dated:

	(1) 08/14/02	Interpool, Inc. To Consolidate Short Term Leasing Subsidiary, Delay Filing Of Form 10Q For Second Quarter And Terminate Rights Offering
	(2) 08/09/02	Interpool, Inc. Extends Expiration Date For Rights Offering Of Convertible Debentures
	(3) 07/11/02	Interpool, Inc. Launches Rights Offering of Convertible Debentures
	(4) 06/28/02	Interpool, Inc. Announces Record Date For Rights Offering of Convertible Debentures
	(5) 06/20/02	Interpool, Inc. To Pay Cash Dividend On Common Stock
	(6) 05/02/02	Interpool, Inc. First Quarter 2002 Results Meet Expectations
Container and Chassis Fleets Continue to Grow Faster than GDP;
Container Utilization rates up from Fourth Quarter 2001
	(7) 04/29/02	Interpool, Inc. to Webcast First Quarter 2002 Earnings Results
	(8) 04/17/02	Interpool, Inc. Files Rights Offering for Convertible Debentures
	(9) 04/02/02	Interpool, Inc. Secures $500 Million Facility (1) 07/11/02

36