Form 10-Q
period 2002-09-30
INTERPOOL INC
filed 2002-11-15
CIK 898777

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

Commission file number 1-11862

INTERPOOL, INC.
(Exact name of registrant as specified in the charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3467669 (I.R.S. Employer Identification Number)

211 College Road East, Princeton, New Jersey (Address of principal executive office)	08540 (Zip Code)

(609) 452-8900
(Registrant’s telephone number including area code)

As of November 11, 2002, 27,354,052 shares of common stock, $.001 par value were outstanding.

Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days
Yes |X| No |_|

INTERPOOL, INC. AND SUBSIDIARIES

INDEX

Page No.

Part I - Financial Information:

Introduction to Financial Statements	3

Condensed Consolidated Balance Sheets September 30, 2002 and December 31, 2001	4

Condensed Consolidated Statements of Income For the Three Months and Nine Months ended September 30, 2002 and 2001	5

Condensed Consolidated Statements of Cash Flows For the Nine Months ended September 30, 2002 and 2001	6

Condensed Consolidated Statements of Changes in Stockholders’ Equity For the Year Ended December 31, 2001 and the Nine Months ended September 30, 2002	7

Notes to Condensed Consolidated Financial Statements	8 - 22

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23 - 32

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4:	Controls and Procedures	32

Part II - Other Information:

Item 4	Submission of Matters to a Vote of Security Holders	33

Item 6:	Exhibits and Reports on Form 8-K	33

Signatures	34

Certifications	35-37

Exhibits	38

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

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (dollars in thousands, except share and per share amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS

CASH AND SHORT-TERM INVESTMENTS	$166,508	$102,189
MARKETABLE SECURITIES, at fair value	1,673	638
ACCOUNTS AND NOTES RECEIVABLE, less allowance of $10,526 and
$5,862 respectively	57,450	45,156
NET INVESTMENT IN DIRECT FINANCING LEASES	235,770	229,239
OTHER RECEIVABLES, net	43,154	63,169
LEASING EQUIPMENT, net of accumulated depreciation and amortization
of $462,347 and $322,702, respectively	1,623,361	1,372,326
OTHER INVESTMENT SECURITIES, at fair value	11,589	15,970
OTHER ASSETS	79,996	79,078
ASSETS RELATED TO DISCONTINUED OPERATIONS	4,109	10,020

TOTAL ASSETS	$2,223,610	$1,917,785

LIABILITIES AND STOCKHOLDERS’ EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$164,525	$80,683
INCOME TAXES:
Current	812	353
Deferred	27,532	29,890

	28,344	30,243

DEFERRED INCOME	1,187	766
DEBT AND CAPITAL LEASE OBLIGATIONS
Due within one year	179,040	179,664
Due after one year	1,376,730	1,155,646

	1,555,770	1,335,310

LIABILITIES RELATED TO DISCONTINUED OPERATIONS	786	6,072

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
SECURITIES IN SUBSIDIARY GRANTOR TRUSTS (holding solely junior
Subordinated Deferrable interest debentures of the Company) (75,000 shares
9-7/8% Capital Securities outstanding, liquidation preference $75,000)	75,000	75,000

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES	34,056	27,247

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001 per share; 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.001 per share; 100,000,000 shares authorized,
27,579,952 issued at September 30, 2002 and December 31, 2001	28	28
Additional paid-in capital	124,184	124,184
Treasury shares of 218,700 at September 30, 2002 and 216,600 at
December 31, 2001, at cost	(2,139)	(2,099)
Retained earnings	271,007	255,154
Accumulated other comprehensive loss, net of taxes	(29,138)	(14,803)

Total stockholders’ equity	363,942	362,464

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,223,610	$1,917,785

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUES	$86,096	$74,945	$233,413	$229,066
COST AND EXPENSES:
Lease operating and administrative expenses	26,570	20,554	65,406	65,645

Provision for doubtful accounts	1,288	497	2,935	1,852

Market value adjustment for derivative instruments	3,757	1,250	5,809	2,084

Depreciation and amortization of leasing equipment	23,191	18,792	60,958	55,525

Minority interest (income)/expense, net	(7)	553	1,535	553

(Income)/loss for investments accounted for under the
equity method	(88)	(59)	3,648	105

Other (income)/expense, net	561	259	(4,673)	(1,136)

Interest expense	29,452	23,150	81,210	71,468

Interest income	(591)	(1,308)	(4,127)	(6,560)

	84,133	63,688	212,701	189,536

Income from continuing operations before provision for
income taxes, results from discontinued operations,
cumulative effect of change in accounting principle
and extraordinary gain	1,963	11,257	20,712	39,530

(BENEFIT) PROVISION FOR INCOME TAXES	(1,527)	1,220	(350)	6,250

Income from continuing operations before results from
discontinued operations, cumulative effect of change
in accounting principle and extraordinary gain	3,490	10,037	21,062	33,280
Loss from discontinued operations, net of applicable
taxes of $125, $472 and $380	—	(876)	(710)	(1,694)
Cumulative effect of change in accounting principle,
net of applicable taxes of $44	—	—	—	833
Extraordinary gain on debt retirements, net of
applicable taxes of $200, $13 and $372	—	301	19	558

NET INCOME	$3,490	$9,462	$20,371	$32,977

INCOME PER SHARE FROM CONTINUING OPERATIONS
BEFORE RESULTS FROM DISCONTINUED OPERATIONS,
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE AND EXTRAORDINARY GAIN:
Basic	$0.13	$0.37	$0.77	$1.21

Diluted	$0.12	$0.34	$0.72	$1.15

LOSS FROM DISCONTINUED OPERATIONS:
Basic	N/A	($ 0.03)	($ 0.03)	($ 0.06)

Diluted	N/A	($ 0.03)	($ 0.02)	($ 0.06)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE:
Basic	N/A	N/A	N/A	$0.03

Diluted	N/A	N/A	N/A	$0.03

EXTRAORDINARY GAIN:
basic	N/A	$0.01	$0.00	$0.02

Diluted	N/A	$0.01	$0.00	$0.02

Net income per share:
Basic	$0.13	$0.35	$0.74	$1.20

Diluted	$0.12	$0.32	$0.70	$1.14

WEIGHTED AVERAGE SHARES OUTSTANDING
(in thousands):
Basic	27,361	27,421	27,361	27,421

Diluted	28,969	29,161	29,285	29,011

The accompanying notes to consolidated financial statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,371	$32,977
Adjustments to reconcile net income to net cash provided by operating activities —
Loss from discontinued operations, net of tax	710	1,694
Depreciation and amortization	68,504	58,890
Loss on sale of leasing equipment	494	72
Gain on sale of assets held for sale	—	(1,774)
Gain on sale of land	(4,766)	—
Provision for doubtful accounts	2,935	1,852
Gain on retirement of debt, net of tax	(19)	(558)
Loss on market value adjustment for derivative instruments	5,809	2,084
Cumulative effect of change in accounting principle, net of tax	—	(833)
Changes in assets and liabilities -
Accounts and notes receivable	2,375	(3,181)
Other receivables	(3,464)	293
Other assets	(6,715)	8,323
Accounts payable and accrued expenses	130	(19,278)
Income taxes payable	979	4,653
Benefit for deferred income taxes	(2,697)	—
Deferred income	(122)	(116)
Minority interest in equity of subsidiaries	(889)	(1,370)

Net cash provided by operating activities	83,635	83,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment	(191,620)	(97,699)
Proceeds from dispositions of leasing equipment	18,830	31,815
Proceeds from disposition of assets held for sale	—	292,294
Proceeds from sale of land	7,955	—
Investment in direct financing leases	(37,048)	(71,832)
Cash collections on direct financing leases, net of income recognized	37,275	29,078
Changes in marketable securities and other investing activities	(1,087)	(660)
Change in accrued equipment purchases	34,627	(50,106)
Incremental cash from consolidation of CAI as of June 27, 2002	880	—
Changes in assets and liabilities related to discontinued operations	(977)	1,388

Net cash (used for) provided by investing activities	(131,165)	134,278

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,119,589	82,415
Payment of long-term debt and capital lease obligations	(940,410)	(214,975)
Borrowings of revolving credit lines	22,000	90,384
Repayment of revolving credit lines	(85,150)	(278,867)
Purchase of treasury stock	(40)	—
Dividends paid	(4,140)	(3,428)

Net cash provided by (used for) financing activities	111,849	(324,471)

Net increase (decrease) in cash and short-term investments	64,319	(106,465)
CASH AND SHORT-TERM INVESTMENTS, beginning of period	102,189	155,553

CASH AND SHORT-TERM INVESTMENTS, end of period	$166,508	$49,088

Supplemental schedule of non-cash financing activities:
Assumption of debt by purchaser in connection with Assets Held for Sale	—	$52,552

The accompanying notes to consolidated financial statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2001 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2002
 (dollars and shares in thousands)
(unaudited)

	Preferred Stock		Common Stock					Accum. Other
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Comp. Income (Loss)	Comp. Income (Loss)
BALANCE, December 31, 2000	—	$—	27,580	$28	$124,184	$(1,170)	$217,955	$1,234

Net income	—	—	—	—	—	—	42,480	—	$42,480

Adoption of FAS 133-
Cumulative effect through
December 31, 2000								(7,411)	(7,411)

Other comprehensive loss	—	—	—	—	—	—	—	(8,626)	(8,626)

Comprehensive income	—	—	—	—	—	—	—	—	$26,443

Purchase of 58,100 shares
of Treasury stock	—	—	—	—	—	(929)	—	—

Cash dividends declared:

Common stock, $0.1925
per share	—	—	—	—	—	—	(5,281)	—

BALANCE, December 31, 2001	—	—	27,580	28	124,184	(2,099)	255,154	(14,803)

Net income	—	—	—	—	—	—	20,371	—	$20,371

Other comprehensive loss	—	—	—	—	—	—	—	(14,335)	(14,335)

Comprehensive income	—	—	—	—	—	—	—	—	$6,036

Purchase of 2,100 shares
of treasury Stock	—	—	—	—	—	(40)	—	—

Cash dividends declared:

Common stock, $0.11 per
Share	—	—	—	—	—	—	(4,518)	—

BALANCE, September 30, 2002	—	$—	27,580	$28	$124,184	$(2,139)	$271,007	$(29,138)

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

     The Company had formerly operated in a third reportable segment, computer equipment leasing through two majority owned subsidiaries, Microtech Leasing Corporation (Microtech) and Personal Computer Rentals (PCR). During the third quarter of 2001, Company management, having the authority to do so, adopted a formal plan to exit this segment through the sale of PCR and liquidation of Microtech. See Note 3 for further information regarding the sale of PCR and discontinued operations of the computer-leasing segment.

     Beginning June 27, 2002, the Company’s consolidated financial statements include Container Applications International, Inc. (CAI), which was previously accounted for under the equity method of accounting. The Company owns a 50% common equity interest in CAI. See Note 2 for further information regarding CAI.

B. Basis of consolidation and preparation:

     The Company’s accounting records are maintained in United States dollars and the consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and subsidiaries more than 50% owned or otherwise controlled by the Company. The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. These consolidated financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments including intercompany eliminations) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

(dollars in thousands, except per share amounts)

     A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Average common shares outstanding	27,361	27,421	27,361	27,421

Common shares issuable under stock option plans	1,608	1,740	1,924	1,590

Average common shares outstanding assuming dilution	28,969	29,161	29,285	29,011

D. Leasing Equipment:

     Depreciation and amortization of leasing equipment (both equipment on-lease to customers and available for hire) is provided under the straight-line method based upon the following estimated useful lives:

Dry freight standard containers	12.5 years
Chassis	17.5 to 22.5 years
Other	3 to 25 years

     In connection with the acquisition of Transamerica’s chassis fleet in October 2000, the Company obtained third party valuations of its chassis assets. Each of these valuations concluded that a chassis’ useful life was between 20 and 25 years and that the chassis life could be extended to 45 years with a major refurbishment. The Company felt that a change to these lives would require an in depth analysis of its own fleet history. Effective October 1, 2000, the Company revised its estimate of the depreciation life of chassis to 17.5 years in order to establish the same life for all chassis whether initially purchased by the Company or by Transamerica. These assets had been previously depreciated over periods that ranged between 15 and 20 years. The effect of this change was to reduce depreciation expense by $955 and $1,900 for the three and nine months ended September 30, 2002 and 2001, respectively.

     In March 2002, the Company completed a $500,000 chassis securitization facility. At that time, independent appraisals indicated a chassis useful life of between 20 and 25 years. As a result, effective April 1, 2002, the Company has further revised its estimate of the useful life of certain of its chassis from 17.5 years to 22.5 years. The effect of this change was to decrease depreciation expense by $2,345 and $4,690 for the three and nine months ended September 30, 2002. The valuations and in-depth review concluded that no change was required to the residual value of the Company’s chassis. The annual effect of this change in useful lives is to decrease depreciation expense by approximately $9,380.

     CAI, the Company’s 50% owned subsidiary, had an independent valuation performed on its container fleet to determine the useful life of the containers as well as their estimated residual value. As a result, effective April 1, 2002, the Company has adjusted the useful life for all of its containers to 12.5 years (previously 12.5 to 15 years) and has changed its residual values to the estimated market value of the containers as determined by the appraisal. The effect of this change for the three months ended June 30, 2002 was to decrease depreciation expense of the Company by $157 and to increase depreciation expense of CAI by $655, which resulted in an increase in the Company’s loss from CAI by $313 for the period from April 1, 2002 through June 27, 2002. The effect of this change for the nine months ended September 30, 2002 was to decrease depreciation expense of the Company by $314 and to increase depreciation expense by CAI by $1,310.

(dollars in thousands, except per share amounts)

E. Adoption of New Accounting Standards:

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

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133. In June 2000, the FASB issued Statement 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. Statement 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

     As of December 31, 2000, the Company had entered into 13 interest rate swap agreements with various financial institutions. The aggregate notional balance of the swaps was $389,500 as of December 31, 2000. These agreements are used by the Company to manage interest rate risks created by loans indexed to a floating rate index, primarily LIBOR, and contractually terminate at various dates between 2001 and 2007. Under previous U.S. GAAP, the interest differential payable or receivable by the Company on its interest rate swaps was accrued by the Company as interest rates changed, and was recognized by the Company over the life of the swap agreement. In contrast Statement 133 requires that changes in the fair value of the swap agreements which are designated as effective cash flow hedges, be reported as a component of other comprehensive income and changes in the fair value of the swap agreements that do not qualify for hedge accounting to be reported in earnings. The Company determined that of the 13 interest rate swap agreements held, 10 qualify under Statement 133 as effective cash flow hedges with no ineffectiveness, while the remaining 3 interest rate swap agreements intended as cash flow hedges do not quality for hedge accounting treatment. The adoption of Statement 133 on January 1, 2001 increased liabilities by approximately $9,012, with offsetting amounts recorded as decreases to deferred tax liabilities of $2,435 and accumulated other comprehensive income of $7,411 and an increase to earnings (net of tax) of $833. See Note 10 for further information regarding the Company’s accounting for the swap agreements under Statement 133.

     On June 29, 2001, the FASB approved its proposed Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

     Statement 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. This statement supersedes Accounting Principals Board, or APB, Opinion No. 17, “Intangible Assets,” and will incorporate provisions in APB Opinion No 17 related to internally developed intangible assets. Adoption of Statement 142 also requires that companies cease amortizing goodwill. On January 1, 2002, the Company adopted Statement 142. The adoption of this statement did not result in an adjustment to recorded goodwill. During the nine and three months ended September 30, 2001, the Company recorded amortization expense related to its goodwill of $567 and $189, respectively, which is included in other (income)/expense, net in the accompanying condensed consolidated statements of income. In addition, goodwill amortization amounted to $727, $755 and $717 for the years ended December 31, 2001, 2000 and 1999, respectively. Total goodwill recorded by the Company at December 31, 2001 and September 30, 2002 is approximately $9,625 related to CAI and certain other investments accounted for under the equity method of accounting.

(dollars in thousands, except per share amounts)

     In August 2001, the FASB approved its proposed Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. During the first quarter of 2002, the Company evaluated the carrying value of its long-lived assets as prescribed by Statement 144. The adoption of this statement in the first quarter of 2002 did not result in an adjustment to the Company’s consolidated financial statements. During the fourth quarter of 2002, the Company will update its evaluation of the carrying value of its long-lived assets.

     During the three months ended June 30, 2002, CAI recognized an impairment loss on certain containers including containers in its operating inventory that were damaged and for units in its sale inventory. The loss was calculated by comparing the equipment’s net book value to the estimated realizable value of the equipment. The total impairment loss recorded by CAI was $5,428. The Company’s 50% share of this loss of $2,714 was recognized as a loss in the equity earnings of CAI for the period from April 1, 2002 through June 27, 2002. In addition, CAI recognized an impairment loss on certain containers in its held for sale inventory amounting to $444 for the three months ended September 30, 2002.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (FAS 145). This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The statement is effective for the fiscal year beginning January 1, 2003. If the Company were to have adopted the provisions of the statement in the current quarter, extraordinary gains on the retirement of certain debt of $301 for the three months ended September 30, 2001, and $19 and $558 for the nine months ended September 30, 2002 and 2001, respectively, would have been reclassified into operating income and recorded on a pre-tax basis. Such reclassification would not impact any financial covenants the Company has in place with any of its lenders. The Company intends to adopt FAS 145 effective October 1, 2002.

     In June 2002, the FASB issued “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). SFAS No. 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Existing U.S. GAAP provide for the recognition of such costs at the date of management’s commitment to an exit plan. In addition, SFAS No. 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. It is not expected that SFAS No. 146 will materially affect the Company’s consolidated financial statements.

F. Other comprehensive income (loss) and accumulated other comprehensive loss:

The tax effect of other comprehensive income (loss) is as follows:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
Nine Months Ended September 30, 2002
Unrealized holding losses arising during the period:
Marketable securities	$(18)	$6	$(12)
Cumulative foreign currency translation adjustment	$(80)	$28	$(52)
Swap agreements	(22,953)	8,682	(14,271)

	$(23,051)	$8,716	$(14,335)

11

	Before-Tax Amount	Tax Effect	Net of Tax Amount
Nine Months Ended September 30, 2001
Unrealized holding losses arising during the period:
Marketable securities	$(100)	$35	$(65)
Other investment securities	(658)	33	(625)
Swap agreements	(13,867)	3,083	(10,784)

	$(14,625)	$3,151	$(11,474)

The components of accumulated other comprehensive loss, net of taxes, are as follows:

	September 30, 2002	December 31, 2001
Marketable securities	$(40)	$(28)
Other investment securities	618	618
Cumulative foreign currency translation adjustment	(52)	—
Swap agreements	(29,664)	(15,393)

	$(29,138)	$(14,803)

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

     On June 27, 2002, CAI entered into an amended $110,000 senior revolving credit agreement with a group of financial institutions. To facilitate the closing of this new credit facility, the Company agreed to extend the repayment terms of its Note so as to require mandatory quarterly principal payments of $1,683 beginning July 30, 2006 through July 30, 2011 and modified certain financial covenants in the Note. Interest on the Note continues to accrue at an annual fixed rate of 10.5% and is payable quarterly. The Note continues to be cross-defaulted with CAI’s senior credit agreement, subject to the terms of an amended and restated subordination agreement. At the same time, the Company was provided a majority position on CAI’s board of directors. The Company has determined that as a result of these transactions and gaining a majority position on CAI’s board, the Company’s financial statements for the quarter ended June 30, 2002 must include CAI as a consolidated subsidiary commencing June 27, 2002. Previously, CAI was accounted for under the equity method of accounting. The Company’s share of the equity earnings (losses) of CAI for the periods from January 1, 2002 through June 27, 2002 have been recorded in “Loss for Investments Accounted for Under the Equity Method” in the accompanying Condensed Consolidated Statements of Income. For the period from June 27 through September 30, 2002, CAI’s results of operations have been included in the appropriate captions on the accompanying Condensed Consolidated Statements of Income. The assets and liabilities of CAI at September 30, 2002 have been included on the accompanying Condensed Consolidated Balance Sheets.

(dollars in thousands, except per share amounts)

     A total of $86,300 was outstanding under CAI’s senior revolving credit facility at September 30, 2002. Borrowings under CAI’s senior credit facility are secured by substantially all CAI’s assets and are payable on June 27, 2005. The senior credit facility contains various financial and other covenants. At June 30, 2002, CAI would not have been in compliance with one of the financial covenants then contained in its senior credit facility as well as similar covenants under two master lease agreements relating to equipment in CAI’s fleet. CAI received amendments to these covenants in September 2002 which were made retroactive to June 30, 2002. As a result, CAI was in compliance as of June 30, 2002 with all revolving credit facility and lease covenants as amended and continues to be in compliance as of September 30, 2002.

     The assets and liabilities of CAI reflected in the consolidated financial statements at September 30, 2002, after recording the effect of elimination entries with the Company, are as follows:

Cash and short term investments	$2,591
Accounts and notes receivable	21,558
Net investment in direct financing leases	2,352
Leasing equipment, net of accumulated depreciation and amortization	139,881
Other assets	2,744

Accounts payable and accrued expenses	$26,581
Income taxes	7,588
Deferred income	569
Debt and capital lease obligations	86,300
Minority interest	7,770

The revenues and expenses recorded by the Company resulting from transactions with CAI prior to June 27, 2002 are as follows:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Revenues	$3,032	$5,608	$9,440
Lease operating and administrative expenses	$ 760	$1,026	$1,384
Interest income	$ 903	$1,776	$2,689
Interest expense	—	$ 77	—

     Subsequent to June 27, 2002, revenues and expenses for transactions between the Company and CAI are eliminated in consolidation. Minority interest income recorded by the Company for the three and nine month periods ended September 30, 2002 was $779 and $837, respectively for periods subsequent to June 27, 2002.

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

     On December 31, 2001, the Company completed the sale of its 51% ownership stake of PCR to an investment group comprised of the management of PCR. Under the agreement, the Company sold its share of PCR for $3,200 ($2,297 after considering the effect of the Company’s discounting of the note received from PCR in partial satisfaction of the purchase price).

(dollars in thousands, except per share amounts)

     The purchase price of $3,200 was settled through the issuance of a non-recourse note issued by the investment group comprised of the management of PCR to the Company in the amount of $2,560 and a payment of $640 received by the Company on January 2, 2002. The original terms of the note are interest only at 5% through December 31, 2004 and an annual rate of 7.5% for the period from December 31, 2004 through December 31, 2010 (“the maturity date”). Monthly principal payments in equal installments of $35 commence on January 31, 2005 and continue through the maturity date. The Company recorded the note in the amount of $1,657, after discounting the note at 15%, which was its estimate of the market value of the note at that date. In addition, on April 6, 1999, the Company entered into a $3,500 long-term revolving credit facility with PCR. This revolving credit facility is due on demand and remains outstanding as of September 30, 2002. The line of credit bears interest at 12% per annum and is payable monthly. This line of credit is secured by substantially all of PCR’s assets, subordinated to the interest of a financial institution which provided PCR an additional line of credit. Since 2000, the Company has guaranteed PCR debts due to parties other than the Company totaling $5,000, which remain in effect. The amounts due from PCR as of September 30, 2002 and December 31, 2001, respectively, were $4,782 and $5,797.

     In a separate transaction, the management of PCR sold its 24.5% ownership in Microtech valued at $792 to the Company, thereby increasing the Company’s ownership in Microtech to 100%. During the nine months ended September 30, 2002, Microtech recorded $710 of losses primarily the result of additional bad debt reserves due to a weaker economic environment resulting in specific customer defaults that were identified subsequent to September 30, 2001, the date that the Company discontinued the operations of Microtech. These losses were accrued at March 31, 2002. For the three months ended September 30, 2002 and 2001, the revenues applicable to the discontinued operations were $385 and $8,104, respectively. For the nine months ended September 30, 2002 and 2001, the revenues applicable to the discontinued operations were $1,410 and $27,598, respectively.

     The assets and liabilities of discontinued operations, presented in the accompanying unaudited Condensed Consolidated Balance Sheets are primarily comprised of Cash, Accounts Receivable, Net Investment in Direct Financing Leases, Leasing Equipment, Other Assets, Accounts Payable and Accrued Expenses and Debt Obligations.

Note 4 — Chassis Holdings I LLC:

     The Ivy Group, a New Jersey general partnership composed directly or indirectly of Martin Tuchman, Radcliff Group, Inc., Raoul J. Witteveen, Thomas P. Birnie and Graham K. Owen, has previously leased chassis to Trac Lease, Inc. (Trac Lease). As of December 31, 2000, pursuant to various equipment lease agreements, Trac Lease leased 6,047 chassis from The Ivy Group and its principals for an aggregate annual lease payment of approximately $2,900. On January 1, 2001, the various leases for the 6,047 units were combined into a single lease pursuant to which The Ivy Group and its principals were paid an aggregate lease payment of $2,691 through June 30, 2001. On July 1, 2001, the Company restructured its relationship with The Ivy Group and its principals to provide the Company with managerial control over 6,047 chassis previously leased by Trac Lease, a wholly owned subsidiary of the Company, from The Ivy Group. As a result of the restructuring, the partners of The Ivy Group contributed these 6,047 chassis and certain other assets and liabilities to a newly formed subsidiary, Chassis Holdings I LLC (Chassis Holdings), in exchange for $26,000 face value of preferred membership units and 10% of the common membership units, and Trac Lease contributed 902 chassis and $2,407 in cash to Chassis Holdings in exchange for $3,000 face value of preferred membership units and 90% of the common membership units. The preferred membership units are entitled to receive a preferred return prior to the receipt of any distributions by the holders of the common membership units. The value of the contributed chassis was determined by taking the arithmetic average of the results of independent appraisals performed by three nationally recognized appraisal firms in connection with the Company’s establishment of a chassis securitization facility in July 2000. As the managing member of Chassis Holdings, Trac Lease exercises sole managerial control over the entity’s operations. Chassis Holdings leases all of its chassis to Trac Lease at a rental rate equal to the then current Trac Lease fleet average per diem. Chassis Holdings and the holders of the preferred membership units are party to a Put/Call Agreement which provides that the holders of preferred units may put such units to Chassis Holdings under certain circumstances and Chassis Holdings may redeem such units under certain circumstances. Chassis Holdings will be required to make certain option payments to the holders of the preferred membership units in order to preserve its right to redeem such units.

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

     Based on 90% common unit ownership held by Trac Lease, the Company’s condensed consolidated financial statements include the accounts of Chassis Holding I LLC. The Ivy Group’s interest in the common and preferred units of Chassis Holdings I LLC of approximately $26,326 is classified as minority interest in equity of subsidiaries in the accompanying condensed consolidated balance sheets. For the nine months ended September 30, 2002, dividends paid on the common units and distributions on the preferred units owned by The Ivy Group, totaling $2,340, are included in minority interest (income)/expense, net in the accompanying condensed consolidated statements of income.

(dollars in thousands, except per share amounts)

Note 5 — Cash flow information:

     For the nine months ended September 30, 2002 and 2001 cash paid for interest was approximately $86,143 and $83,857, respectively. Cash paid for income taxes was approximately $1,888 and $1,880, respectively.

Note 6 — Leasing Activities:

     As lessee:

     The net book value of leasing equipment acquired through capital leases was $690,248 at September 30, 2002. The aggregate capital lease obligations, secured by equipment, with installments payable in varying amounts through 2022, were $740,754 at September 30, 2002.

     As of September 30, 2002, the annual maturities of capital leases and related interest were as follows:

Twelve Months Ended September 30,	Payment	Interest	Principal
2003	$80,102	$32,397	$47,705
2004	102,592	29,869	72,723
2005	78,337	27,018	51,319
2006	91,793	24,114	67,679
2007	79,228	21,598	57,630
Thereafter	574,901	131,203	443,698

	$1,006,953	$266,199	$740,754

     The Company leases office space and certain leasing equipment under operating leases expiring at various dates through 2010. Rental expense under operating leases aggregated $14,127 and $13,317 for the periods ended September 30, 2002 and 2001, respectively.

     As of September 30, 2002, the aggregate minimum rental commitment under operating leases having initial or remaining noncancellable lease terms in excess of one year was as follows:

Twelve Months Ended September 30,
2003	$19,800
2004	21,006
2005	20,543
2006	18,105
2007	16,057
Thereafter	41,650

     As lessor:

     The Company has entered into various leases of equipment that qualify as direct financing leases. At the inception of a direct finance lease, the Company records a net investment based on the gross investment (representing the total future minimum lease payments plus unguaranteed residual value), net of unearned lease income. The unguaranteed residual value is generally equal to the purchase option of the lessee, which in the case of the Company’s lease contracts is insignificant and is included in total lease receivables (approximately $16,420 and $16,186 at September 30, 2002 and December 31, 2001, respectively). Unearned income represents the excess of gross investment over equipment cost. Receivables under these direct financing leases, net of unearned income, are collectible through 2011 as follows:

(dollars in thousands, except per share amounts)

	September 30, 2002
Twelve Months Ended September 30,	Total Lease Receivable	Unearned Lease Income	Net Lease Receivable
2003	$75,909	$24,501	$ 51,408
2004	69,497	18,230	51,267
2005	52,731	12,910	39,821
2006	42,761	8,795	33,966
2007	32,435	4,854	27,581
Thereafter	37,061	5,334	31,727

	310,394	$74,624	$235,770

As of September 30, 2002 the Company also had noncancelable operating leases, under which it will receive future minimum rental payments as follows:

Twelve Months Ended September 30,
2003	69,687
2004	47,082
2005	29,969
2006	17,473
2007	10,595
Thereafter	6,888

     During the three months ended June 30, 2001, the Company initiated a bankruptcy claim against a customer and sought to collect receivables and to recover equipment values through its insurance policies. The Company demanded the return of approximately $48,588 of equipment, including $8,482 of direct finance leases, which were reclassified to leasing equipment. At September 30, 2002, the outstanding receivables from this customer, including amounts for equipment the Company anticipates will not be recovered, totaled approximately $33,453, all of which is covered by insurance (which is net of $950 in reserves for amounts not covered by insurance). The receivables are included in other receivables, net in the accompanying condensed consolidated balance sheets. At this time, the Company has estimated no impairment upon the liquidation and/or re-lease of these assets after considering anticipated insurance proceeds. The maximum insurance coverage related to this claim is $35,000. The overall recovery of the asset values has been evaluated taking into consideration the equipment book value, the cost to recover and re-lease the equipment, and the total outstanding receivables, as well as the likelihood to collect through the recovery and sale of the equipment or the stipulated equipment values within the lease contracts that are covered by the insurance policies. The Company continued to record revenue from these leases through August 20, 2001 at which time, revenue recognition was discontinued, as contractual lease payments through August 20, 2001 were covered by the insurance policies. Over the past several months, the Company has provided the supporting documentation for its claim to an adjuster appointed by the insurance underwriters. Based upon discussions with the adjuster, the analysis of the supporting documentation is nearly complete and it is anticipated that a report of the adjuster’s findings will be submitted to the underwriters in November 2002. The Company will continue to assess the overall recovery of the claim and will pursue its timely resolution. As additional information becomes available, reserves for the impairment of the asset values may be necessary.

     During the three months ended March 31, 2002, the Company recognized a recovery of $2,434 for the excess of amounts billable to the lease customer for unrecovered equipment over the Company’s net book value of the equipment, which is expected to be recovered through insurance proceeds.

Allowance for doubtful accounts -

The following summarizes the activity in the allowance for doubtful accounts:

	2002	2001
Balance beginning of year	$5,862	$14,271
Provision charged to expense	2,935	1,852
Increase for allowance from the consolidation
of CAI at June 27, 2002	1,898	—
Write-offs, net of recoveries	(169)	(10,364)

Balance, September 30	$10,526	$5,759

(dollars in thousands, except per share amounts)

     As of September 30, 2002 and December 31, 2001, included in accounts and notes receivable are non-performing receivables of $7,113 and $4,887, respectively.

Note 7 — Segment and geographic data:

     The Company has two reportable segments: container leasing and domestic intermodal equipment. The container leasing segment specializes in the leasing of intermodal dry freight standard containers, while the domestic intermodal equipment segment specializes in the leasing of intermodal container chassis and freight rail cars. Beginning June 27, 2002, the container leasing segment includes revenues and expenses and the related balance sheet accounts for CAI, previously accounted for under the equity method of accounting.

     The accounting policies of the segments are the same as those described in Note 1. The Company evaluates performance based on profit or loss from continuing operations before income taxes and extraordinary items. The Company’s reportable segments are strategic business units that offer different products and services.

Segment Information:

Nine Months ended 2002:	Container Leasing	Domestic Intermodal Equipment	Totals
Revenues from external customers	$94,458	$138,955	$233,413

Lease operating, administrative and other expenses	17,663	56,487	74,150

Depreciation and amortization	34,633	26,325	60,958

Other income/(expense), net	(25)	(485)	(510)

Interest income	1,646	2,481	4,127

Interest expense	19,662	61,548	81,210

Income from continuing operations before taxes,
results from discontinued operations, extraordinary
item and change in accounting principle	24,121	(3,409)	20,712

Net investment in DFL’s	173,585	62,185	235,770

Leasing equipment, net	753,867	869,494	1,623,361

Total segment assets	1,053,244	1,166,257	2,219,501

Equipment purchases	$140,861	$87,807	$228,668

Nine Months ended 2001:	Container Leasing	Domestic Intermodal Equipment	Totals
Revenues from external customers	$82,692	$146,374	$229,066

Lease operating, administrative and other expenses	10,529	59,052	69,581

Depreciation and amortization	26,835	28,690	55,525

Other income/(expense), net	(167)	645	478

Interest income	3,057	3,503	6,560

Interest expense	21,588	49,880	71,468

Income from continuing operations before taxes,
results from discontinued operations, extraordinary
item and change in accounting principle	26,630	12,900	39,530

Net investment in DFL’s	147,025	43,904	190,929

Leasing equipment, net	522,105	812,016	1,344,121

Total segment assets	751,420	1,035,651	1,787,071

Equipment purchases	$118,558	$50,973	$169,531

(dollars in thousands, except per share amounts)

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

Geographic Information:

	2002	2001
REVENUES:
United States	$149,839	$146,419
International	83,574	82,647

	$233,413	$229,066

ASSETS:
United States	$1,346,291	$1,035,651
International	873,210	751,420

	$2,219,501	$1,787,071

Note 8 — Other contingencies and commitments:

     At September 30, 2002, commitments for capital expenditures totaled approximately $9,800.

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

Note 9 — Lease securitization program:

     On March 30, 1999, the Company entered into an asset backed note program (the “ABN Program”). The ABN Program involved the sale by the Company of direct finance leases (collateralized by intermodal containers) with a historical net book value of $228,832 (the “Assets”). The Assets were sold to a special purpose entity (which is not consolidated by the Company) whose sole business activity is issuing asset backed notes (“ABNs”), supported by the future cash flows of the Assets and the underlying residuals. Proceeds received by the Company upon selling the Assets were $189,087 of cash and the lowest priority ABN issued in the ABN Program (the “retained interest”) with an allocated historical book value of $47,687.

     The Company classified the retained interest as an available for sale security, which is included in “Other Investment Securities” in the accompanying condensed consolidated balance sheets. Accordingly, the retained interest is accounted for at fair value, with any changes in fair value over its allocated historical book value recorded as a component of other comprehensive income, net of tax, in the statement of changes in shareholders’ equity. As of September 30, 2002 and December 31, 2001, the Company estimated the fair market value of the retained interest was $11,589 and $15,970, respectively. During the nine months ended September 30, 2002 and 2001, the Company recorded interest income on the retained interest totaling $1,366 and $2,819 which is included in revenues in the accompanying condensed consolidated statements of income. During the three months ended September 30, 2002 and 2001, the Company recorded interest income on the retained interest totaling $403 and $877 which is included in revenues in the accompanying condensed consolidated statements of income. As of September 30, 2002, Assets with a historical book value of $48,085 remain in the special purpose entity with $39,627 of asset backed notes outstanding. During the three months ended September 30, 2001, defaulted finance leases of bankrupt customers were removed from the securitization program resulting in a reduction of the retained interest totaling $331.

     Interpool Limited, a subsidiary of the Company (the “Servicer”), acts as servicer for the Assets. Pursuant to the terms of the servicing agreement, the Servicer is paid a fee of 0.40% of the assets under management. The Company’s management has determined that the servicing fee paid approximates the fair value for services provided, as such, no servicing asset or liability has been recorded. For the nine months ended September 30, 2002 and 2001, the Company received servicing fees totaling $406 and $350 which are included in revenues in the accompanying condensed consolidated statements of income. For the three months ended September 30, 2002 and 2001, the Company received servicing fees totaling $147 and $131 which are included in revenues in the accompanying condensed consolidated statements of income. For the nine months ended September 30, 2002 and 2001, cash flows received on the retained interest were $5,747 and $8,675, respectively.

(dollars in thousands, except per share amounts)

     At September 30, 2002 and December 31, 2001, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

	September 30, 2002	December 31, 2001
Carrying amount/fair value of retained interests	$11,589	$15,970
Weighted-average life (in years)	1.8	2.0
Expected credit losses (annual rate)	1.5%	1.5%
Impact on fair value of 10% adverse change	$ 236	$ 129
Impact on fair value of 20% adverse change	$ 336	$ 275
Residual cash flows discount rate (annual)	12.6%	12.6%
Impact on fair value of 10% adverse change	$ 343	$ 310
Impact on fair value of 20% adverse change	$ 540	$ 619

Note 10 — Gain on Sale of Land:

     In April 2002, the Company sold an industrial property and recorded a gain of $4,766, which is included in other (income)/expense, net for the nine months ended September 30, 2002 in the accompanying condensed consolidated statements of income.

Note 11 — Derivative instruments:

     The Company’s assets are primarily fixed rate in nature while its debt instruments are primarily floating rate. The Company employs derivative financial instruments (interest rate swap agreements) to effectively convert certain floating rate debt instruments into fixed rate instruments and thereby manage its exposure to fluctuations in interest rates.

     As of September 30, 2002 and December 31, 2001, included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets is a liability of $50,327 and $21,611, respectively, representing the market value of the Company’s derivative instruments.

     The unrealized pre-tax losses on cash flow hedges for the nine months ended September 30, 2002 of $22,953 have been reported in the Company’s condensed consolidated balance sheet as a component of accumulated other comprehensive income (loss), along with related deferred income tax benefit of $8,682.

     Amounts recorded in accumulated other comprehensive income would be reclassified into earnings upon termination of these interest rate swap agreements prior to their contractual maturity. The Company may at its discretion terminate or redesignate any such interest rate swap agreements prior to maturity. Any gains or losses on termination would be reclassified into income at that time.

     Pre-tax income for the three and nine month periods ended September 30, 2002 resulting from the change in fair value of interest rate swap agreements held which do not qualify as cash flow hedges under Statement 133 of $3,792 and $5,827, respectively have been recorded on the condensed consolidated statements of income as market value adjustment for derivative instruments. Interest rate swap agreements, which qualify as perfect cash flow hedges, have no ineffectiveness and therefore are not reflected in the condensed consolidated statements of income. Pre-tax income for the three and nine month periods ended September 30, 2002 resulting from interest rate swap agreements which qualify as cash flow hedges but are not perfectly correlated have associated ineffectiveness of $(35) and $(18), respectively which has been recorded in the condensed consolidated statements of income as market value adjustment for derivative instruments. Future ineffectiveness related to these interest rate swap agreements will continue to be recorded in the condensed consolidated statements of income during the next twelve months.

     As of September 30, 2002, the Company holds 15 interest rate swap agreements with various financial institutions. The aggregate notional balance of the swaps was $703,704 as of September 30, 2002.

(dollars in thousands, except per share amounts)

Note 12 — Income taxes:

Significant components of deferred tax assets and liabilities as of September 30, 2002 were as follows:

2002
Deferred tax assets:
Loss carry forwards	$104,818
Finance leases receivable	4,337
Other, primarily operating reserves	25,421

Total deferred tax assets	134,576

Deferred tax liabilities:
Operating property, net	146,399
Other	15,709
Total deferred tax liabilities	162,108

Net deferred tax liability	$27,532

A reconciliation of the U. S. statutory tax rate to the actual tax rate for the nine months ended September 30 follows:

	2002	2001
U.S. statutory rate	35.0%	35.0%
Difference due to operation of subsidiary in Barbados	(33.2)	(22.4)
Federal taxes on foreign income	2.6	1.0
State taxes	1.3	1.7
Tax benefit on U.S. losses	(8.4)	—
Other	1.0	.5

Actual tax rate	(1.7)%	15.8%

The provision for income taxes reflected in the accompanying consolidated statements of income is as follows:

2002
U.S.	$(1,091)
Other	741

$(350)

Current	$2,347
Deferred	(2,697)

$(350)

Note 13 — Debt:

     Debt consists of notes and loans with installments payable in varying amounts through 2009, with effective interest rates of approximately 2.6% to 7.9% and a weighted average rate of 6.22% in 2002. The principal amount of debt payable under fixed rate contracts is $291,626. Remaining debt is payable under floating rate arrangements. Approximately $703,704 of floating rate debt outstanding has been converted to fixed rate debt through the use of interest rate swaps as described below. The agreements contain certain covenants (as defined), which, among other things, provide for the maintenance of specified levels of tangible net worth and a maximum debt to net worth ratio. At September 30, 2002, under covenants in the Company’s loan agreement approximately $188,200 of retained earnings were available for dividends. The Company was in compliance with its debt covenants at September 30, 2002.

     As of September 30, 2002, the annual maturities of notes and loans, net of interest thereon were as follows:

Twelve Months Ended September 30,
2003	$131,335
2004	89,372
2005	319,338
2006	39,005
2007	227,791
Thereafter	8,175

$815,016

(dollars in thousands, except per share amounts)

     The Company has a $215,000 revolving credit facility with a group of commercial banks; on September 30, 2002, $170,000 was outstanding, with an interest rate of 7.08%, including the effect of interest rate swap contracts in place as of September 30, 2002. In July 2000, this facility was renewed and amended with the term extended to July 31, 2005. The credit limit remains at $215,000 through July 31, 2003; thereafter the credit limit declines to $193,500 through July 31, 2004 and $172,000 through July 31, 2005. Subsequent to September 30, 2002 the Company has continued to incur and repay debt obligations in connection with financing its equipment leasing activities. Under its revolving credit facility and most of its other debt instruments, the Company is required to maintain covenants (as defined) for a tangible net worth of $125,000, a fixed charge coverage ratio of 1.5 to 1 and a funded debt to net worth ratio of 4.0 to 1. At September 30, 2002, the Company was in compliance with these requirements.

     In March 2002, the Company established a $500,000 chassis asset-backed securitization facility. This facility is guaranteed by MBIA and was therefore rated AAA by Standard & Poor’s and Aaa by Moody’s. The proceeds from this financing were used to repay debt related to a secured financing facility used to fund the acquisition of assets from Transamerica, to repay a previously established chassis securitization facility, to fund growth of our intermodal equipment fleet and for working capital purposes. On September 30, 2002, the Company completed the second phase of this transaction by entering into a sale/leaseback transaction and expanding the total debt and capital lease obligations to a total of $540,968 outstanding, of which $129,328 is a debt obligation and $411,640 is a capital lease obligation under the sale/leaseback. The interest rate on this facility is 5.05%, including the effect of interest rate swap contracts in place as of September 30, 2002. This facility continues to be accounted for as on-balance sheet secured financing. The assets used to secure this facility are segregated in a Delaware statutory titling trust (the Trust) and in a special purpose entity (which is consolidated by the Company) and amount to $18,370 of accounts receivable and fixed assets with a net book value of $502,920 at September 30, 2002. In addition, $23,302 of cash and marketable securities at September 30, 2002 are restricted for use by the Trust and the special purpose entity and included on the Company’s consolidated balance sheet. The assets, which are segregated in the special purpose entity and included on the Company’s consolidated balance sheet, are not available to pay the claims of the Company’s creditors.

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

     In July 2001, the Company’s container securitization facility, which was originally established as an off-balance sheet source of financing in March 1999, was amended allowing additional financings to be accounted for as on-balance sheet secured debt financing. In August 2002, the container securitization facility was extended with the maximum outstanding limited to $150,000. In October 2002 the facility was renewed and the facility amount was set at $200,000. At September 30, 2002, $120,020 of the container securitization facility was utilized, of which $39,627 relates to off-balance sheet financing, while $80,393 relates to on-balance sheet financing and is included in debt and capital lease obligations in the condensed consolidated balance sheets. At September 30, 2002, the rate on this facility is 5.06%, including the effect of interest rate swap contracts in place as of September 30, 2002.

     In February 1998, the Company issued $100,000 principal amount of 6-5/8% Notes due 2003 (the “6-5/8% Notes”). The net proceeds were used to repay $83,000 in borrowings under the revolving credit agreement and for other general corporate purposes. During the fourth quarter of 1999, the Company retired $17,000 of the 6-5/8% Notes and recognized an extraordinary gain of $740 net of tax expense of $494. During the first quarter of 2000, the Company retired $8,200 of the 6-5/8% Notes and recognized an extraordinary gain of $471 net of tax expense of $314. During the second and third quarters of 2001, the Company retired $27,174 of the 6-5/8% Notes and recognized an extraordinary gain of $435 net of tax expense of $290. During the second and third quarters of 2002, the Company retired $6,365 of the 6 5/8% Notes and recognized an extraordinary gain of $19 net of tax expense of $13. As of September 30, 2002, $41,261 principal amount of the 6-5/8% Notes remains outstanding.

     In July and August, 1997, the Company issued $225,000 of ten year notes, comprised of $150,000 of 7.35% Notes due 2007 and $75,000 of 7.20% Notes due 2007. The net proceeds from these offerings were used to repay secured indebtedness, to purchase equipment and for other investments. During the first quarter of 2000, the Company retired $3,000 of the 7.35% Notes and recognized an extraordinary gain of $369 net of tax expense of $246. During 2001, the Company retired $2,075 of the 7.20% Notes and recognized an extraordinary gain of $123 net of tax expense of $82. As of September 30, 2002, $72,925 and $147,000 principal amount of the 7.20% and 7.35% Notes, respectively, remains outstanding.

(dollars in thousands, except per share amounts)

     In addition to the debt specifically identified above, the Company has additional notes and loans outstanding with various financial institutions totaling $174,107, as of September 30, 2002, with installments payable in varying amounts through 2009 with interest rates of approximately 2.6% to 7.9%.

     In 2002, the Company entered into interest rate swap contracts with notional amounts totaling $609,676. The terms of the interest rate swap contract are for six and ten years. The interest rate swap contracts convert variable rate debt into fixed rate debt. The maturity of the contracts coincide with the maturity of the underlying debt instruments hedged. At September 30, 2002, the notional amounts are approximately $467,574.

     In 2001, the Company entered into an interest rate swap contract with notional amounts totaling $51,467. These amounts relate to the container securitization completed in March 1999, as amended in July 2001, which included both on and off balance sheet financing, of which the notional amounts are $43,330 and $8,137, respectively. The terms of the interest rate swap contract are for six years. The interest rate swap contracts convert variable rate debt into fixed rate debt. The maturity of the contract coincides with the maturity of the underlying debt instruments hedged. At September 30, 2002, the on and off balance sheet notional amounts are approximately $30,782 and $5,758, respectively.

     In 2000, the Company entered into interest rate swap contracts with notional amounts totaling $334,882. The terms of the interest rate swap contracts are for two and seven years. The interest rate swap contracts convert variable rate debt into fixed rate debt. The maturity of these contracts coincides with the maturity of the underlying debt instruments hedged. At September 30, 2002, the notional amount was approximately $176,908.

     In 1998, the Company entered into interest rate swap contracts with notional amounts totaling $79,709. The terms of the interest rate swap contracts are for three, five and seven years. The interest rate swap contracts convert variable rate debt into fixed rate debt. The maturity of these contracts coincides with the maturity of the underlying debt instruments hedged. In 2000, a portion of the debt instrument hedged was retired and the related portion of the swap contract was closed. At September 30, 2002, the notional amount was approximately $28,440.

     See Note 2 for further information regarding CAI’s debt (which is included in the debt maturity schedule on the preceding page).

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Company with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond our control. Some of these risks and uncertainties are described in our Annual Report on Form 10-K and/or our other filings with the Securities and Exchange Commission. All statements other than statements of historical facts included or this report, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

General

     The Company generates revenues through leasing transportation equipment, primarily intermodal chassis and dry freight standard containers. Most of the Company’s revenues are derived from payments received under operating leases. The utilization of the Company’s operating lease fleet of chassis for the nine months ended September 30, 2002 has declined from the same period in 2001 as economic activity in North America has declined. This has brought about reduced operating lease revenue accompanied by increased costs, in particular for storage of the idle equipment. In recent weeks, the Company’s chassis utilization has increased primarily because shippers have attempted to alleviate the congestion in West Coast ports brought about by the longshoreman strike in September 2002. This trend is continuing in the fourth quarter of 2002. Short-term utilization of CAI’s container fleet has increased since April 2002 and this trend is expected to continue through the fourth quarter of 2002. Our long-term international container utilization has remained steady. The Company also enters into finance leases, under which the lessee has the right to purchase the equipment at the end of the lease term. The Company’s finance lease portfolio has remained relatively unchanged since December 31, 2001. For the nine months ended September 30, 2002 revenues from direct finance leases accounted for 8% of the leasing revenues.

     On June 27, 2002, the Company’s 50% owned subsidiary, Container Applications International, Inc. (CAI), which concentrates on short term container leasing, entered into a new senior credit agreement with a group of financial institutions. To facilitate the closing of this new credit facility, the Company agreed to extend the repayment terms of an outstanding subordinated note (Note) of CAI held by the Company and modified certain financial covenants of the Note. At the same time, the Company was provided a majority position on CAI’s board of directors. The Company has determined that as a result of these transactions and gaining a majority position on CAI’s board, the Company’s financial statements for the quarter ended June 30, 2002 must include CAI as a consolidated subsidiary commencing June 27, 2002. Previously, CAI was accounted for under the equity method of accounting. The Company’s share of the equity earnings (losses) of CAI for the periods from January 1, 2002 through June 27, 2002 have been recorded in “(Income)/Loss for Investments Accounted for Under the Equity Method” in the accompanying Condensed Consolidated Statements of Income. For the period from June 27 through September 30, 2002, CAI’s results of operations have been included in the appropriate captions on the accompanying Condensed Consolidated Statements of Income. The assets and liabilities of CAI at September 30, 2002 have been included on the accompanying Condensed Consolidated Balance Sheets.

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

Three Months Ended September 30, 2002 compared to Three Months Ended September 30, 2001

Revenues

     The Company’s revenues increased to $86.1 million for the three months ended September 30, 2002, from $74.9 million in the three months ended September 30, 2001, an increase of $11.2 million or 15%. The increase was attributable to increased finance lease revenues of $.9 million, as well as $10.4 million of incremental leasing revenues as a result of consolidating CAI, partially offset by $.1 million in reduced operating lease revenues. Although the Company’s container and chassis fleets increased in size by 14% and 11%, respectively as compared to the three months ended September 30, 2001, the operating lease revenue for the three months ended September 30, 2002 declined when compared to the three months ended September 30, 2001 as a result of reductions in the daily rental rates of 12% for containers and 10% for chassis for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The decrease in container rates resulted from the termination of leases with higher rates that were written when the cost of equipment was higher than it is currently. These leases are being replaced by leases with lower rates reflecting the current cost of equipment. The Company’s chassis rates declined as a result of the acquisition, in December 2001, of 20,700 used chassis on hire at per diem rates lower than the Company’s existing fleet. In addition, a change to California law, which made the lessee of the equipment responsible for the payment of licensing costs, lowered the rates since these costs were previously recovered through per diem rates. Utilization rates of the Company’s container fleet and its domestic intermodal chassis operating fleets at September 30, 2002 were 98% and 92%, respectively, as compared to 95% and 93%, respectively, at September 30, 2001. The Company’s containers managed by CAI are considered to be on hire for utilization purposes. The yield (per diem revenue net of operating costs) on the CAI managed assets was $.44 and $.52 per unit per day for the three months ended September 30, 2002 and 2001, respectively. The reduction in yield was the result of lower utilization of the equipment in the short term leasing market.

Lease Operating and Administrative Expenses

     The Company’s lease operating and administrative expenses increased to $26.6 million for the three months ended September 30, 2002 from $20.6 million in the three months ended September 30, 2001, an increase of $6.0 million or 29%.

The increase was primarily due to:

•	An increase of $6.3 million resulting from the consolidation of the activities of CAI.

•	An increase in accounting and legal fees of $.7 million primarily resulting from the investigation of consolidation matters in the June 30, 2002 Form 10Q and other legal matters.

•	An increase in storage costs of $.6 million primarily due to the reduction in utilization and the increase in the container and chassis fleets.

•	An increase to equipment rental costs of $.4 million related to the short term rental of equipment to meet customer lease requirements.

•	A reduction in licensing cost of $1.8 resulting from a change in California law which made the user of the equipment, not the lessor, responsible for the payment of licensing fees. This reduction in expense has brought about a comparable reduction in operating lease revenues since these licensing costs were previously recovered through increased rental rates.

•	An increase in salary related cost of $.9 million primarily related to anticipated benefits under the Company’s bonus and commission programs.

•	A reduction of $.5 million in California use taxes related to the Transamerica assets acquired in October 2000.

•	A reduction of $.5 million in insurance expense primarily due to the termination of insurance to cover against losses from lessee defaults, the continuation of which has been deemed to be uneconomical.

Provision for Doubtful Accounts

     The Company’s provision for doubtful accounts increased to $1.3 million for the three months ended September 30, 2002 from $.5 million in the three months ended September 30, 2001. The increase was primarily attributable to additional reserves provided for a specific customer in default under its lease obligations within the domestic intermodal division. The Company’s provision for doubtful accounts is provided based upon a review of the outstanding receivables and an evaluation of the adequacy of the allowance for doubtful accounts which the Company considers to be adequate based upon the risk profile of the receivables.

Market Value Adjustment for Derivative Instruments

     The increase in the non-cash market value adjustment for derivative instruments of $2.5 million for the three months ended September 30, 2002 as compared to the prior year period primarily resulted from the change in the fair value of an interest rate swap entered into in March 2002 with a notional amount of $250.0 million which did not qualify for hedge accounting treatment under SFAS 133. This swap converts the variable rate payments of certain of the Company’s debt to fixed payments.

Depreciation and Amortization of Leasing Equipment

     The Company’s depreciation and amortization expenses increased to $23.2 million for the three months ended September 30, 2002 from $18.8 million for the three months ended September 30, 2001, an increase of $4.4 million or 23%. The increase was primarily the result of $4.3 million of incremental depreciation expense as a result of consolidating CAI, partially offset by changes to the Company’s depreciation policy for chassis amounting to a depreciation savings of $2.3 million and a change to the depreciation policy of its containers amounting to a depreciation savings of $.1 million. These reductions to depreciation expense were partially offset by an increase in depreciation resulting from an expanded fleet size. See Note 1 to the condensed consolidated financial statements for further information regarding the depreciation policy changes for chassis and containers, which were effective April 1, 2002.

Minority Interest (Income)/Expense, Net

     The change in minority interest (income)/expense, net of $.6 million for the three months ended September 30, 2002 as compared to the prior year period resulted primarily from minority interest income of $.8 million as a result of the consolidation of CAI effective June 27, 2002, partially offset by an increase in dividends and distributions paid by Chassis Holdings of $.2 million.

Income/Loss for Investments Accounted for Under the Equity Method

     The change in (income)/loss for investments accounted for under the equity method during the three months ended September 30, 2002 is nominal as compared to the three months ended September 30, 2001. The Company recorded its equity in the earnings/(losses) of CAI through June 26, 2002, at which time CAI became a consolidated subsidiary of the Company. For the three months ended September 30, 2001, the Company’s share of its equity earnings of CAI was $.1 million. For the three months ended September 30, 2002, the Company recorded $.1 million as a result of certain other investments accounted for under the equity method of accounting.

Other (Income)/Expense, Net

     The Company had other expense of $.6 million during the three months ended September 30, 2002. The change in other (income)/expense, net of $.3 million from the three months ended September 30, 2001 was due to:

•	fee income of $.4 million as a result of the Company acting as an agent and arranging a lease transaction between two parties.

•	a reduction in goodwill amortization of $.2 million resulting from the adoption of FASB 142.

•	additional losses of $.9 million primarily resulting from the sale of leasing equipment recovered from a customer in default.

Interest Expense

     The Company’s interest expense increased to $29.5 million in the three months ended September 30, 2002 from $23.2 million in the three months ended September 30, 2001, an increase of $6.3 million or 27%. The increase in interest expense was primarily attributable to $2.1 million of incremental interest expense as a result of consolidating CAI, deferred financing fees of $2.5 million which were written off when the Company refinanced certain of its debt instruments, and increased borrowings to fund capital expenditures, resulting in incremental interest expense of $5.4 million, partially offset by reduced borrowing costs resulting in reduced interest expense of $3.7 million.

Interest Income

     The Company’s interest income decreased to $.6 million in the three months ended September 30, 2002 from $1.3 million in the three months ended September 30, 2001, a decrease of $.7 million or 54%. The decrease in interest income was primarily due to reduced earnings on invested cash balances.

(Benefit)/Provision for Income Taxes

     The Company recorded an income tax benefit of $1.5 million for the three months ended September 30, 2002 as compared to a tax provision of $1.2 million for the three months ended September 30, 2001. A portion of this change resulted from an overall decrease in income from continuing operations. In addition, pre-tax income from continuing operations of $8.7 million was generated by the Company’s international container operations which is subject to a lower tax rate (approximately 3.4%) than the domestic intermodal and container divisions (approximately 38.7%), which generated a pre-tax loss of $6.7 million from continuing operations. Partially offsetting the decrease was a tax law change in New Jersey which prevented current utilization of the Company’s NOL’s in that jurisdiction resulting in an increased tax provision of $0.8 million, net of U.S. Federal tax benefit.

Income from Continuing Operations Before Discontinued Operations and Extraordinary Gain

     As a result of the factors described above, the Company’s income from continuing operations before discontinued operations, the cumulative effect of change in accounting principle and extraordinary gain was $3.5 million in the three months ended September 30, 2002 versus $10.0 million in the three months ended September 30, 2001.

(Loss) Gain from Discontinued Operations

     The Company recorded break-even results relating to the discontinued operations of Microtech for the three months ended September 30, 2002, as compared to a loss from discontinued operations of $.9 million for the three months ended September 30, 2001. The Company, along with the management of Microtech, believes all future losses expected to be incurred by Microtech during the liquidation of its lease portfolio have been properly accrued as of September 30, 2002. The Company, along with the management of Microtech, will continue to assess whether additional accruals for losses are necessary, as additional information becomes available during the liquidation of Microtech’s lease portfolio.

Extraordinary Gain

     The Company recorded an extraordinary gain on the retirement of debt of $.3 million in the three months ended September 30, 2001.

Net Income

     As a result of the factors described above, the Company’s net income decreased to $3.5 million in the three months ended September 30, 2002 from $9.5 million in the three months ended September 30, 2001.

Nine Months Ended September 30, 2002 compared to Nine Months Ended September 30, 2001

Revenues

     The Company’s revenues increased to $233.4 million for the nine months ended September 30, 2002, from $229.1 million in the nine months ended September 30, 2001, an increase of $4.3 million or 2%. The increase was attributable to $10.8 million of incremental leasing revenues as a result of consolidating CAI, increased finance lease revenues of $4.4 million, partially offset by reduced operating lease revenues of $10.9 million. Although the Company’s container and chassis fleets increased in size by 13% and 8%, respectively as compared to the nine months ended September 30, 2001, the operating lease revenue for the nine months ended September 30, 2002 declined when compared to the nine months ended September 30, 2001 as a result of reductions in the daily rental rates of 11% for containers and 8% for chassis for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The decrease in container rates resulted from the termination of leases with higher rates that were written when the cost of equipment was higher than it is currently. These leases are being replaced by leases with lower rates reflecting the current cost of equipment. The Company’s chassis rates declined as a result of the acquisition, in December 2001, of 20,700 used chassis on hire at per diem rates lower than the Company’s existing fleet. In addition, a change to California law, which made the lessee of the equipment responsible for the payment of licensing costs, lowered the rates since these costs were previously recovered through per diem rates. Utilization rates of the Company’s container fleet and its domestic intermodal chassis operating fleets at September 30, 2002 were 98% and 92%, respectively, as compared to 95% and 93%, respectively, at September 30, 2001. The Company’s containers managed by CAI are considered to be on hire for utilization purposes. The yield (per diem revenue net of operating costs) on the CAI managed assets was $.41 and $.55 per unit per day for the nine months ended September 30, 2002 and 2001, respectively. The reduction in yield was the result of lower utilization of the equipment in the short term leasing market.

Lease Operating and Administrative Expenses

     The Company’s lease operating and administrative expenses increased to $65.4 million for the nine months ended September 30, 2002 from $65.6 million in the nine months ended September 30, 2001, a decrease of $.2 million.

The increase was primarily due to:

•	A reduction in California licensing costs of $4.5 million due to a change in California law which made the user of the equipment, not the lessor, responsible for the payment of the licensing fees. This reduction in expense has brought about a reduction in operating lease revenues since these licensing costs were previously recovered through increased rental rates.

•	A decline in maintenance and repair costs of $2.6 million primarily due to billable repairs in accordance with the lease terms to a customer in default which were accrued for in previous periods and are recoverable under insurance policies.

26

•	A decline in consulting costs of $.9 million due to expenditures in 2001 related to the IT integration of the assets acquired from Transamerica in October 2000.

•	A reduction in equipment rental of $1.8 million for equipment leased from the Ivy Group for the period prior to July 1, 2001.

•	A reduction of $.7 million in California use taxes related to the Transamerica assets acquired in October 2000.

•	A reduction of $1.3 million in insurance expense primarily due to the termination of insurance to cover against losses from lessee defaults, the continuation of which has been deemed to be uneconomical.

•	An increase of $6.6 million resulting from the consolidation of the activities of CAI.

•	An increase in storage costs of $4.6 million primarily due to a reduction in utilization and the increased size of the Company’s fleet.

Provision for Doubtful Accounts

     The Company’s provision for doubtful accounts increased to $2.9 million for the nine months ended September 30, 2002 from $1.9 million in the nine months ended September 30, 2001. The increase was primarily attributable to additional reserves provided for a specific customer in default under its lease obligations within the domestic intermodal division. The Company’s provision for doubtful accounts is provided based upon a review of the outstanding receivables and an evaluation of the adequacy of the allowance for doubtful accounts which the Company considers to be adequate based upon the risk profile of the receivables.

Market Value Adjustment for Derivative Instruments

     The Company’s non-cash market value adjustment for derivative instruments expense increased to $5.8 million for the nine months ended September 30, 2002 from $2.1 million in the nine months ended September 30, 2001, an increase of $3.7 million. This increase primarily resulted from the change in the fair value of an interest rate swap entered into in March 2002 with a notional amount of $250.0 million which did not qualify for hedge accounting treatment under SFAS 133. This swap converts the variable rate payments of certain of the Company’s debt to fixed payments.

Depreciation and Amortization of Leasing Equipment

     The Company’s depreciation and amortization expenses increased to $61.0 million for the nine months ended September 30, 2002 from $55.5 million for the nine months ended September 30, 2001, an increase of $5.5 million or 10%. The increase was primarily the result of $4.5 million of incremental depreciation expense as a result of consolidating CAI, as well as an expanded fleet size, partially offset by a decrease in depreciation expense as a result of the changes to the Company’s depreciation policy for chassis amounting to a depreciation savings of $4.6 million and a change to the depreciation policy of its containers amounting to a depreciation savings of $.2 million, as well as reduced depreciation expense of $1.3 million as a result of the Company’s sale of its rail trailers and domestic containers to GE Capital in March 2001. See Note 1 to the condensed consolidated financial statements for further information regarding the depreciation policy changes for chassis and containers, which were effective April 1, 2002.

Minority Interest (Income)/Expense, Net

     The change in minority interest (income)/expense, net of $1.0 million for the nine months ended September 30, 2002 as compared to the prior year period resulted primarily from an increase in dividends and distributions paid by Chassis Holdings of $1.8 million, partially offset by minority interest income of $.8 million as a result of the consolidation of CAI effective June 27, 2002.

Income/Loss for Investments Accounted for Under the Equity Method

     Losses for investments accounted for under the equity method of accounting increased from $.1 million for the nine months ended September 30, 2001 to $3.6 million for the nine months ended September 30, 2002. The Company recorded its equity in the losses of CAI through June 26, 2002, at which time CAI became a consolidated subsidiary of the Company. The increase was primarily the result of CAI recording an impairment loss of $5.4 million related to damaged and held for sale equipment, as well as a change in the container depreciation policy effective April 1, 2002 which resulted in an increase in CAI’s depreciation for the three months ended June 30, 2002 of $.6 million. These two items increased losses recorded by the Company by $2.0 million, net of CAI’s tax benefit, during the three months ended June 30, 2002. The remaining increase in losses resulted from reduced operating performance of the CAI fleet.

Other (Income)/Expense, Net

     The Company had other income of $4.7 million during the nine months ended September 30, 2002. The change in other (income)/expense, net of $3.5 million from the nine months ended September 30, 2001 was due to:

•	the sale of the Company’s Chicago property, which had been acquired as part of the acquisition of the North American Intermodal division of Transamerica Leasing, Inc. (TA) and resulted in a gain of $4.8 million recorded in the second quarter of 2002.

•	fee income of $.4 million as a result of the Company acting as an agent and arranging a lease transaction between two parties.

•	a reduction in goodwill amortization of $.6 million resulting from the adoption of FASB 142.

•	a gain of $2.4 million related to insurance settlements on equipment not recovered from a customer in default recorded in the first quarter of 2002.

•	additional losses of $2.7 million primarily resulting from the sale of leasing equipment recovered from a customer in default.

•	gain of $1.8 million on the sale of rail trailers and domestic containers previously owned by the Company to GE Capital Corporation during the three months ended March 31, 2001.

Interest Expense

     The Company’s interest expense increased to $81.2 million in the nine months ended September 30, 2002 from $71.5 million in the nine months ended September 30, 2001, an increase of $9.7 million or 14%. The increase in interest expense was primarily attributable to $2.2 million of incremental interest expense as a result of consolidating CAI, deferred financing fees of $3.7 million which were written off when the Company refinanced certain of its debt instruments, and increased borrowings to fund capital expenditures, resulting in incremental interest expense of $4.5 million, partially offset by reduced borrowing costs resulting in reduced interest expense of $.7 million.

Interest Income

     The Company’s interest income decreased to $4.1 million in the nine months ended September 30, 2002 from $6.6 million in the nine months ended September 30, 2001, a decrease of $2.5 million or 38%. The decrease in interest income was primarily due to reduced earnings on invested cash balances, as well as reduced cash balances on hand during 2002.

(Benefit)/Provision for Income Taxes

     The Company recorded an income tax benefit of $.4 million for the nine months ended September 30, 2002 as compared to a tax provision of $6.3 million for the nine months ended September 30, 2001. A portion of this change resulted from an overall decrease in income from continuing operations. In addition, pre-tax income from continuing operations of $25.8 million was generated by the Company’s international container operations which is subject to a lower tax rate (approximately 3.4%) than the domestic intermodal and container divisions (approximately 39.6%), which generated a pre-tax loss of $5.1 million from continuing operations. Partially offsetting the decrease was a tax law change in New Jersey which prevented current utilization of the Company’s NOL’s in that jurisdiction resulting in an increased tax provision of $0.8 million, net of U.S. Federal tax benefit.

Income from Continuing Operations Before Discontinued Operations, Cumulative Effect of Change in Accounting Principle and Extraordinary Gain

     As a result of the factors described above, the Company’s income from continuing operations before discontinued operations, the cumulative effect of change in accounting principle and extraordinary gain was $21.1 million in the nine months ended September 30, 2002 versus $33.3 million in the nine months ended September 30, 2001.

(Loss) Gain from Discontinued Operations

     The Company’s loss from the discontinued operations of Microtech was $.7 million for the nine months ended September 30, 2002, as compared to a loss from discontinued operations of $1.7 million for the nine months ended September 30, 2001. The Company, along with the management of Microtech, believes all future losses expected to be incurred by Microtech during the liquidation of its lease portfolio have been properly accrued as of September 30, 2002. The Company, along with the management of Microtech, will continue to assess whether additional accruals for losses are necessary, as additional information becomes available during the liquidation of Microtech’s lease portfolio.

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

Net Income

     As a result of the factors described above, the Company’s net income decreased to $20.4 million in the nine months ended September 30, 2002 from $33.0 million in the nine months ended September 30, 2001.

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

     The Company generated cash flow from operations of $83.6 million and $83.7 million in the first nine months of 2002 and 2001, respectively, and net cash provided by (used for) financing activities was $111.8 million and ($324.5) million for the first nine months of 2002 and 2001, respectively. The Company has purchased equipment amounting to: $228.7 million for the nine months ended September 30, 2002 and $169.5 million for the six months ended September 30, 2001.

     In July 2001, the Company’s container securitization facility, which was originally established as an off-balance sheet source of financing in March 1999, was amended allowing additional financings to be accounted for as on-balance sheet secured debt financing. In August 2002, the container securitization facility was extended with the maximum outstanding limited to $150.0 million. In October 2002 the facility was renewed and the facility amount was set at $200.0 million. At September 30, 2002, $120.0 million of the container securitization facility was utilized, of which $39.6 million relates to off-balance sheet financing, while $80.4 million relates to on-balance sheet financing and is included in debt and capital lease obligations in the condensed consolidated balance sheets. At September 30, 2002, the rate on this facility is 5.06%, including the effect of interest rate swap contracts in place as of September 30, 2002.

     In March 2002, the Company established a $500.0 million chassis asset-backed securitization facility. This facility is guaranteed by MBIA and was therefore rated AAA by Standard & Poor’s and Aaa by Moody’s. The proceeds from this financing were used to repay debt related to a secured financing facility used to fund the acquisition of assets from Transamerica, to repay a previously established chassis securitization facility, to fund growth of our intermodal equipment fleet and for working capital purposes. On September 30, 2002, the Company completed the second phase of this transaction by entering into a sale/leaseback transaction and expanding the total debt and capital lease obligations to a total of $540.9 million outstanding, of which $129.3 million is a debt obligation and $411.6 million is a capital lease obligation under the sale/leaseback. The interest rate on this facility is 5.05%, including the effect of interest rate swap contracts in place as of September 30, 2002. This facility continues to be accounted for as on-balance sheet secured financing. The assets used to secure this facility are segregated in a Delaware statutory titling trust (the Trust) and in a special purpose entity (which is consolidated by the Company) and amount to $18.4 million of accounts receivable and fixed assets with a net book value of $502.9 million at September 30, 2002. In addition, $23.3 million of cash and marketable securities at September 30, 2002 are restricted for use by the Trust and the special purpose entity and included on the Company’s consolidated balance sheet. The assets, which are segregated in the special purpose entity and included on the Company’s consolidated balance sheet, are not available to pay the claims of the Company’s creditors.

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

     The Company has a $215.0 million revolving credit facility with a group of commercial banks; on September 30, 2002, $170.0 million was outstanding, with an interest rate of 7.08%, including the effect of interest rate swap contracts in place as of September 30, 2002. In July 2000, this facility was renewed and amended with the term extended to July 31, 2005. The credit limit remains at $215.0 million through July 31, 2003; thereafter the credit limit declines to $193.5 million through July 31, 2004 and $172.0 million through July 21, 2005. Subsequent to September 30, 2002 the Company has continued to incur and repay debt obligations in connection with financing its equipment leasing activities. Under our revolving credit facility and most of our other debt instruments, the Company is required to maintain covenants (as defined) for a tangible net worth of $125 million, a fixed charge coverage ratio of 1.5 to 1 and a funded debt to net worth ratio of 4.0 to 1. At September 30, 2002, the Company was in compliance with these requirements.

     In February 1998, the Company issued $100.0 million principal amount of 6-5/8% Note due 2003. During the second and third quarters of 2001, the Company retired a total of $27.2 million of the 6-5/8% Notes and recognized an extraordinary gain, net of tax, of $0.4 million. During the second and third quarters of 2002, the Company retired a total of $6.4 million of the 6-5/8% Notes. As of September 30, 2002, $41.3 million principal amount of 6-5/8% Notes remain outstanding. On October 16, 2002, the Company commenced a tender offer for any and all of its outstanding 6-5/8% Notes due 2003 (the “6-5/8% Notes”). Approximately 41.3 million principal amount of 6-5/8% Notes were outstanding upon commencement of the tender offer. The purchase price in the tender offer is $1,000 per $1,000 principal amount of the 6-5/8% Notes, plus accrued and unpaid interest. The source of the consideration for the tender offer is cash on hand. The expiration date of the tender offer is November 15, 2002, unless extended by the Company.

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

     On June 27, 2002, CAI entered into an amended $110.0 million senior revolving credit agreement with a group of financial institutions. To facilitate the closing of this new credit facility, the Company agreed to extend the repayment terms of its Note so as to require mandatory quarterly principal payments of $1.7 million beginning July 30, 2006 through July 30, 2011 and modified certain financial covenants in the Note. Interest on the Note continues to accrue at an annual fixed rate of 10.5% and is payable quarterly. The Note continues to be cross-defaulted with CAI’s credit agreement, subject to the terms of an amended and restated subordination agreement.

     A total of $86.3 million was outstanding under CAI’s senior revolving credit facility at September 30, 2002. Borrowings under CAI’s senior credit facility are secured by substantially all CAI’s assets and are payable on June 27, 2005. The senior credit facility contains various financial and other covenants. At June 30, 2002, CAI would not have been in compliance with one of the financial covenants then contained in the senior credit facility as well as similar covenants under two master lease agreements relating to equipment in CAI’s fleet. CAI received amendments to these covenants in September 2002 which were made retroactive to June 30, 2002. As a result, CAI was in compliance as of June 30, 2002 with all senior credit facility and lease covenants as amended and continued to be in compliance as of September 30, 2002.

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

     During the three months ended June 30, 2001, the Company initiated a bankruptcy claim against a customer and sought to collect receivables and to recover equipment values through its insurance policies. The Company demanded the return of approximately $48.6 million of equipment, including $8.5 million of direct finance leases, which were reclassified to leasing equipment. At September 30, 2002, the outstanding receivables from this customer, including amounts for equipment the Company anticipates will not be recovered, totaled approximately $33.5 million, all of which is covered by insurance (which is net of $1.0 million in reserves for amounts not covered by insurance). The receivables are included in other receivables, net in the accompanying condensed consolidated balance sheets. At this time, the Company has estimated no impairment upon the liquidation and/or re-lease of these assets after considering anticipated insurance proceeds. The maximum insurance coverage related to this claim is $35.0 million. The overall recovery of the asset values has been evaluated taking into consideration the equipment book value, the cost to recover and re-lease the equipment, and the total outstanding receivables, as well as the likelihood to collect through the recovery and sale of the equipment or the stipulated equipment values within the lease contracts that are covered by the insurance policies. The Company continued to record revenue from these leases through August 20, 2001 at which time, revenue recognition was discontinued, as contractual lease payments through August 20, 2001 were covered by the insurance policies. Over the past several months, the Company has provided the supporting documentation for its claim to an adjuster appointed by the insurance underwriters. Based upon discussions with the adjuster, the analysis of the supporting documentation is nearly complete and it is anticipated that a report of the adjuster’s findings will be submitted to the underwriters in November 2002. The Company will continue to assess the overall recovery of the claim and will pursue its timely resolution. As additional information becomes available, reserves for the impairment of the asset values may be necessary.

     As of September 30, 2002, commitments for capital expenditures totaled approximately $9.8 million. The Company believes that cash on hand, cash flow from operations, borrowings under credit facilities and the net proceeds of the issuance of debt and equity securities in appropriate markets will be sufficient to meet the working capital needs, capital expenditures and required debt repayments for the next twelve months. The Company’s available liquidity at September 30, 2002 was $189.9 million consisting of $144.9 million of cash and marketable securities (excluding $23.3 million of cash within the chassis securitization facility) and $45.0 million of availability under our $215.0 million revolving credit facility. Required debt repayments are $179.0 million for the next twelve months. In addition, the Company expects to rely in substantial part on long-term financing for any purchase of equipment or strategic acquisitions to expand its business in the future. The Company cannot assure that additional long-term financing will be available for these purposes on acceptable terms or at all. In addition, from time to time, the Company explores new sources of capital both at the parent and subsidiary levels. For example, the Company has given consideration to the possibility of securitizing new categories of assets and has been seeking to develop a new source of financing by offering its convertible debentures to stockholders in a subscription rights offering.

     On July 1, 2001, the Company restructured its relationship with The Ivy Group and its principals to provide the Company with managerial control over 6,047 chassis previously leased by Trac Lease, Inc. (Trac Lease), a wholly owned subsidiary of the Company, from The Ivy Group. As a result of the restructuring, the partners of The Ivy Group contributed these 6,047 chassis and certain other assets and liabilities to a newly formed subsidiary, Chassis Holdings I LLC (Chassis Holdings), in exchange for $26.0 million face value of preferred membership units and 10% of the common membership units, and Trac Lease contributed 902 chassis and $2.4 million in cash to Chassis Holdings in exchange for $3.0 million face value of preferred membership units and 90% of the common membership units. The preferred membership units are entitled to receive a preferred return prior to the receipt of any distributions by the holders of the common membership units. The value of the contributed chassis was determined by taking the arithmetic average of the results of independent appraisals performed by three nationally recognized appraisal firms in connection with the Company’s establishment of a chassis securitization facility in July 2000. As the managing member of Chassis Holdings, Trac Lease exercises sole managerial control over the entity’s operations. Chassis Holdings leases all of its chassis to Trac Lease at a rental rate equal to the then current Trac Lease fleet average per diem. Chassis Holdings and the holders of the preferred membership units are party to a Put/Call Agreement which provides that the holders of preferred units may put such units to Chassis Holdings under certain circumstances and Chassis Holdings may redeem such units under certain circumstances. Chassis Holdings will be required to make certain option payments to the holders of the preferred membership units in order to preserve its right to redeem such units. For the nine months ended September 30, 2002, dividends paid on the common units and distributions on the preferred units owned by The Ivy Group, totaling $2.3 million, are included in minority interest (income)/expense, net in the accompanying condensed consolidated statements of income.

     As previously announced, the Company has authorized the repurchase up to 1,000,000 shares of its common stock. The shares will be purchased from time to time through open market purchases or privately negotiated transactions. During the first quarter of 2002, the Company purchased 2,100 shares for an aggregate purchase price of $.04 million. During the fourth quarter of 2001, the Company purchased 58,100 shares for an aggregate purchase price of $.9 million. Subsequent to September 30, 2002, the Company purchased 7,200 shares for an aggregate purchase price of $.09 million.

     From time to time, we enter into discussions with third parties regarding potential acquisitions or business combinations. If additional capital were to be required for any such acquisition, there can be no assurance that such additional capital would be available on terms acceptable to us.

     In July 2002, the Company commenced a registered subscription rights offering of up to $31.5 million of its 9.25% Convertible Redeemable Subordinated Debentures. The debentures were offered to holders of the Company’s common stock pursuant to the exercise of non-transferable subscription rights and were to be convertible into shares of the Company’s common stock. The Company had the right in its discretion to accept offers from other parties to purchase debentures not subscribed for by stockholders. On August 14, 2002, the Company terminated the subscription rights offering due to a delay in filing its Form 10-Q for the quarter ended June 30, 2002. The Company intends to re-commence the offering during November 2002.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. The nature of the Company’s business exposes the Company to market risk arising from changes in interest rates. The Company manages interest rate risk to protect its margins on existing transactions. Interest rate risk is the risk of earnings volatility attributable to changes in interest rates. Additionally, the Company considers interest rate swap contracts as an integral part of borrowing transactions. The Company seeks to minimize its exposure by entering into amortizing interest rate swap contracts, which coincide with the principal and maturity of the underlying debt instruments hedged. The Company does not use leveraged swaps and does not use leverage in any of its investment activities that would put principal capital at risk.

     For 2001, a 10 basis point change in interest rates would result in a $1.6 million change in the Company’s pretax earnings.

     Credit Risk. The Company maintains detailed credit records about customers. The Company’s credit policy sets different maximum exposure limits for its customers. Credit criteria may include, but are not limited to, customer trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, and operational history.

     In the past the Company has sought to reduce its credit risk by maintaining insurance coverage against lessee defaults. The Company’s insurance policy covering such credit risks expired on January 31, 2002. We do not currently anticipate replacement coverage can be obtained upon terms acceptable to the Company. Even if replacement coverage is obtainable, we expect that premium rates and deductibles will increase as a result of general rate increases for this type of insurance as well as our historical claim experience and that of our competitors in the industry.

Item 4: Controls and Procedures

     During the 90-day period prior to the filing of this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, and as of the date of that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 10.44	(1) Employment Agreement dated September 20, 2002 between Mitchell I. Gordon and the Company

Exhibit 99:	Press Releases dated:

(1) 11/12/02	Interpool, Inc. Announced Increase in Cash Dividend on Common Stock Strong Cash Flow Delivers Third Increase in Dividend in Past 18 Months

(2) 10/16/02	Interpool, Inc. Named as One of Forbes 200 Best Small Companies in America for 2002

(3) 10/16/02	Interpool, Inc. Commences Tender Offer For Its Outstanding 6 5/8% Notes Due 2003

(4) 10/04/02	Chassis Critical to Easing Shipping Woes Caused by Work Stoppage at West Coast Ports

(5) 10/01/02	Interpool, Inc. Completes $540 Million AAA-Rated Asset-Backed Financing Company Capitalizes on Lower Interest Rate Environment by Locking in Long Term Facility

(6) 09/24/02	Interpool, Inc. To Pay Cash Dividend On Common Stock

(7) 09/23/02	Interpool, Inc. Reports Second Quarter 2002 Results Container Fleet Size and Utilization Rates up from First Quarter 2002

(8) 09/20/02	Interpool, Inc. to Webcast Second Quarter 2002 Earnings Results

(b)	Reports on Form 8-K:

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

INTERPOOL, INC.

Dated: November 14, 2002	\s\ Martin Tuchman —————————————— Martin Tuchman Chief Executive Officer

Dated: November 14, 2002	\s\ William Geoghan —————————————— William Geoghan Senior Vice President

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

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Martin Tuchman —————————————— Martin Tuchman Chairman and Chief Executive Officer

CERTIFICATIONS

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

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Mitchell I. Gordon —————————————— Mitchell I. Gordon Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Martin Tuchman, Chairman and Chief Executive Officer of Interpool, Inc. (the “Company”), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1.	The quarterly report of the Company on Form 10-Q for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in such quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 14th day of November, 2002.

/s/ Martin Tuchman —————————————— Martin Tuchman Chief Executive Officer

I, Mitchell I. Gordon, Executive Vice President and Chief Financial Officer of Interpool, Inc. (the “Company”), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1.	The quarterly report of the Company on Form 10-Q for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in such quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 14th day of November, 2002.

/s/ Mitchell I. Gordon —————————————— Mitchell I. Gordon Executive Vice President and Chief Financial Officer

37

INDEX TO EXHIBITS

Filed with Interpool, Inc. Report on Form 10-Q for the Quarter Ended September 30, 2002

(a)	Exhibits:

Exhibit 10.44	(1) Employment Agreement dated September 20, 2002 between Mitchell I. Gordon and the Company

Exhibit 99:	Press Releases dated:

(1) 11/12/02	Interpool, Inc. Announced Increase in Cash Dividend on Common Stock Strong Cash Flow Delivers Third Increase in Dividend in Past 18 Months

(2) 10/16/02	Interpool, Inc. Named as One of Forbes 200 Best Small Companies in America for 2002

(3) 10/16/02	Interpool, Inc. Commences Tender Offer For Its Outstanding 6 5/8% Notes Due 2003

(4) 10/04/02	Chassis Critical to Easing Shipping Woes Caused by Work Stoppage at West Coast Ports

(5) 10/01/02	Interpool, Inc. Completes $540 Million AAA-Rated Asset-Backed Financing Company Capitalizes on Lower Interest Rate Environment by Locking in Long Term Facility

(6) 09/24/02	Interpool, Inc. To Pay Cash Dividend On Common Stock

(7) 09/23/02	Interpool, Inc. Reports Second Quarter 2002 Results Container Fleet Size and Utilization Rates up from First Quarter 2002

(8) 09/20/02	Interpool, Inc. to Webcast Second Quarter 2002 Earnings Results 2002

38