Form 10-K
period 2002-12-31
INTERPOOL INC
filed 2004-01-09
CIK 898777

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
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

(609) 452-8900
(Registrant's telephone number including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on which Registered

COMMON STOCK, PAR VALUE $.001 9.25% CONVERTIBLE REDEEMABLE SUBORDINATED DEBENTURES	NEW YORK STOCK EXCHANGE NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes |X| No |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $167,769,211 as of December 15, 2003.

At December 15, 2003, there were 27,376,552 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INTERPOOL, INC.

FORM 10-K

TABLE OF CONTENTS

Item	Page

PART I

ITEM 1. ITEM 2. ITEM 3. ITEM 4.	BUSINESS PROPERTIES LEGAL PROCEEDINGS SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	1 26 26 28

PART II

ITEM 5. ITEM 6. ITEM 7. ITEM 7A. ITEM 8. ITEM 9. ITEM 9A.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
SELECTED FINANCIAL DATA
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
CONTROLS AND PROCEDURES	29 30 32 65 68 137 137

PART III

ITEM 10. ITEM 11. ITEM 12. ITEM 13. ITEM 14.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
EXECUTIVE COMPENSATION
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PRINCIPAL ACCOUNTANT FEES AND SERVICES	144 148 157 159 164

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	166

SIGNATURES	177

PART I

ITEM 1.  BUSINESS

Introductory Note

In preparation for our 2002 annual audit, we determined that several direct finance lease transactions with customers in 2001 and 2000 had been accounted for incorrectly in our prior financial statements. Down payments received from these customers had been erroneously recorded as revenue when collected rather than as a reduction to the net investment in the lease. We also determined that our former computer leasing segment, which had been classified as a discontinued operation in our financial statements for the first three quarters of 2002 and for 2001 and 2000, should have been classified as part of continuing operations because the requirements of discontinued operation accounting treatment were not satisfied.

As a result, we determined that it would be necessary for us to restate our financial statements for the first three quarters of 2002 and for the years ended December 31, 2001 and 2000. Because our financial statements for 2001 and 2000 originally had been audited by Arthur Andersen LLP, which has discontinued its auditing practice, we requested that our new auditors, KPMG LLP, conduct audits of our restated financial statements for the years ended December 31, 2001 and 2000, along with their audit of our financial statements for the year ended December 31, 2002.

The Audit Committee of our Board of Directors engaged as special counsel a law firm that had not previously represented us to conduct an internal investigation into the accounting errors and circumstances requiring restatement of our previously issued 2001 and 2000 financial statements. This investigation was not completed until the fourth quarter of 2003. The findings and recommendations of this investigation, and the measures we have taken and are taking to implement these recommendations, are detailed later in this report under Item 9A.

As a result of an extensive review by us and the re-audits conducted by KPMG, we determined that, in addition to the accounting errors mentioned above, certain additional items in our prior financial statements also would require restatement, including the following:

(1)	Certain leases that had been accounted for as operating leases should have been accounted for as direct finance leases. In addition, revenue related to leases classified as finance leases had been understated;
(2)	Reserves established for residual guaranties under certain financings were overstated;
(3)	The documentation of a swap designed to hedge interest rate fluctuations for a chassis securitization facility did not meet the requirements of SFAS 133 and, therefore, the swap did not qualify for hedge accounting treatment. In addition, we incorrectly applied the transition rules for certain swaps when we adopted SFAS 133 on January 1, 2001;
(4)	Receivables related to our piggyback trailer fleet had been overstated in 1999, 2000 and the first three months of 2001;
(5)	Income earned on intercompany transactions with our 50% owned subsidiary Container Applications International, Inc. ("CAI") had not been eliminated from the equity earnings recorded for this subsidiary;
(6)	Deferred tax asset valuation allowances related to the realization of our net operating losses and other tax assets were understated;
(7)	The net book value of certain containers, acquired from an investment partnership in December 1996, was overstated;
(8)	Adjustments were required relating to certain inter-company accounts with foreign subsidiaries that had not been reconciled at December 31, 2000 and 2001;
(9)	The accounting for an insurance claim for a defaulted lease was changed, which resulted in a reduction to recorded receivables due from the insurance carrier and, correspondingly, reduced lease revenues and other income for certain amounts billable under the lease contract that are not probable of collection from the lessee but which we believe are fully collectible under the insurance contract; and
(10)	Other adjustments were made, consisting primarily of changes in accruals and estimates as well as reclassification of previously recorded entries to proper periods.

The aggregate effect of the restatement of all of these items had the following impact on previously issued financial statements:

•	Increased net income by $.2 million for the year ended December 31, 2000;
•	Decreased net income by $14.4 million for the year ended December 31, 2001;
•	Decreased retained earnings at January 1, 2000 by $2.0 million;
•	Decreased stockholders' equity by $11.2 million and $1.7 million for the years ended December 31, 2001 and 2000, respectively;
•	Increased net investment in direct financing leases by $46.1 million and $61.8 million at December 31, 2001 and December 31, 2000, respectively; and
•	Decreased leasing equipment, net by $37.5 million, and $24.7 million at December 31, 2001 and December 31, 2000, respectively.

While the restatement was necessary, we believe that these changes to our previously issued financial statements do not represent a material change in our financial condition or result in a material increase in the amount of our future obligations or our future cash needs.

Because our financial restatement and the re-audits, as well as the completion of the internal investigations by special counsel to our Audit Committee, prevented the timely completion of our financial statements and Annual Report on Form 10-K for the year ended December 31, 2002 and our financial statements and Quarterly Reports on Form 10-Q for interim periods in 2003, we requested and received necessary waivers under our debt agreements. Most of these waivers, as currently in effect, waive any default resulting from the late preparation and filing with the Securities and Exchange Commission (SEC) of our financial statements and required periodic reports for 2002 and the first three quarters of 2003, provided that our 2002 Annual Report on Form 10-K is filed with the SEC by January 9, 2004, and our Quarterly Reports on Form 10-Q for the first three quarters of 2003 are filed with the SEC by January 31, 2004, February 29, 2004, and March 31, 2004, respectively. We have not requested or received waivers with respect to our Annual Report on Form 10-K for the year ending December 31, 2003, or our Quarterly Reports on Form 10-Q for 2004, although we anticipate requesting such waivers prior to March 31, 2004.

Following our announcement in July 2003 that our Audit Committee had commissioned an internal investigation by special counsel into our accounting, we were notified that the SEC had opened an informal investigation of Interpool. As we anticipated, this investigation was subsequently converted to a formal investigation and remains pending as of the date this report was filed with the SEC. The New York office of the SEC has received a copy of the written report of the internal investigation and has issued subpoenas requesting documents and information from our Audit Committee and certain other parties. We have also been advised that the United States Attorney's office for the District of New Jersey has received a copy of the written report of the internal investigation and has opened a parallel investigation focusing on certain matters described in the report by the Audit Committee's special counsel. We have been informed that Interpool is neither a subject nor a target of the investigation by the U.S. Attorney's office. We are cooperating fully with both of these investigations.

We have usually funded a significant portion of the purchase price for new containers and chassis through borrowings under our revolving credit agreement and other lines of credit or through secured financings with the financial institutions with which we have relationships. However, while we have successfully completed several significant financings during 2003, our ability to borrow funds on favorable terms has been severely limited since March 31, 2003 because of the restatement to our historical financial statements, the related Audit Committee and SEC investigations and the delay in completing our audited 2002 financial statements and the filing of our Annual Report on Form 10-K for 2002. Our reduced ability to borrow funds on favorable terms has required us to reduce the level of new business we have written with customers. In addition, although we have in the past paid our equipment manufacturers for our acquisitions of containers and chassis within normal trade terms (generally 60-90 days), in recent months we have generally not made payments on this schedule because of the limited availability of new financings. As of December 22, 2003, the total amount we owed to these manufacturers for equipment already delivered (most of which has been placed into service in our fleet) or committed to purchase was approximately $120.5 million. We advised our manufacturers that we intended to satisfy a total of $54.0 million of these outstanding obligations in December 2003, with the remaining balances to be paid in January or February 2004. Our manufacturers have consented to this payment schedule. We have made the payments due in December 2003 to these manufacturers. We may seek further deferrals from these manufacturers.

We currently intend to fund our remaining payment obligations to these manufacturers with proceeds from one or more financings that are currently in process. We have received a signed commitment from a bank regarding a term loan facility of up to $100.0 million, which would be secured by newly acquired equipment. While this financing is not assured and remains subject to documentation and other customary closing conditions before it would be consummated, our discussions with this institution are at an advanced stage as of the date of filing of this Annual Report on Form 10-K and the preparation of formal legal documentation for this loan has been commenced by counsel for the lender.

We also have had discussions with other financial institutions, though at a more preliminary stage, regarding other potential financing transactions that we believe could be consummated early in 2004. Therefore, we believe that we should be able to obtain the financing necessary for us to satisfy our remaining manufacturer payment obligations in the near future. We may also elect to fund a portion of our remaining obligations to our manufacturers through use of our available cash (subject to obtaining approval from certain lenders, if required).

While we are optimistic that we will be able to obtain the financing necessary to enable us to satisfy our remaining manufacturer obligations on the schedule we have presented to our manufacturers, in the event that we are unable to promptly consummate one or more financings of at least $50 million, our available cash resources would likely not be sufficient to make the remaining payments that may be required by our manufacturers, and one or more of these manufacturers could take action against us. In addition, the taking of such action by one or more manufacturers, or the possibility that such action could be taken based upon our failure to satisfy our remaining payment obligations to these manufacturers, may prompt one or more of our other lenders to claim that a cross-default has occurred under the provisions of such lender's debt instruments and to attempt to declare our obligations to such lender immediately due and payable.

For a further discussion of our financial restatement, see Note 2 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

(Unless otherwise indicated, all fleet statistics including the size of the fleet, utilization of the leasing equipment or the rental rates per day that are set forth in this Annual Report on Form 10-K exclude the information of our 50%-owned consolidated subsidiary CAI. The market share, ranking and other data contained in this Annual Report on Form 10-K are based either on our management's own estimates, independent industry publications, reports by market research firms or other published independent sources and, in each case, are believed by management to be reasonable estimates. However, market share data is subject to change and cannot always be verified with certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, might not be reliable.)

We are the largest lessor of intermodal chassis in North America and one of the world's leading lessors of intermodal dry freight standard containers. At December 31, 2002, our chassis fleet totaled approximately 204,000 chassis and our container fleet totaled approximately 796,000 twenty foot equivalent units (TEUs). From 1997 to 2002, we increased the size of our chassis fleet at a compound annual rate of 27%, primarily as the result of the chassis fleet acquired during 2000 from the North American Intermodal Division of Transamerica Leasing, Inc. ("TA"), and increased our container fleet at a compound annual rate of 13%.

We concentrate on leasing equipment to our customers on a long-term basis. Substantially all of our new equipment is initially leased for terms of five to eight years and approximately 75% of our total fleet of chassis and 85% of our total fleet of containers are currently on long-term lease. We believe our focus on long-term leasing has enabled us to:

•	Maintain high utilization rates of our equipment, which over the last five years averaged 99% for containers and 95% for chassis;

•	Achieve more stable and predictable earnings; and

•	Concentrate on the expansion of our asset base through the purchase and lease of new equipment to fulfill specific orders for new long-term leases.

Approximately 25% of our chassis are currently leased on a short-term basis to satisfy customers' peak or seasonal requirements, generally at higher rates than under long-term leases. For customers who require daily or weekly chassis rentals, we operate chassis pools at major domestic shipping ports and terminals. These chassis pools consist of our chassis as well as those of our customers.

Approximately 15% of our containers are currently leased on a short-term basis. Our 50%-owned consolidated subsidiary, CAI, markets our containers available for short-term leasing as part of its fleet, facilitating redeployment of our containers at the end of long-term leases. Our relationship with CAI maximizes utilization of our container fleet and increases our influence in the marketplace by giving us the world's third largest container lessor fleet on a combined basis. At December 31, 2002, CAI had a container fleet of approximately 299,000 containers, including approximately 189,000 containers that were managed for others. CAI's managed equipment included approximately 80,600 containers that were managed for us. CAI's average utilization at December 31, 2002 was 79.7%.

We and our predecessors have been involved in the business of leasing transportation equipment since 1968. We lease our chassis and containers to a diversified customer base of over 600 shipping and transportation customers throughout the world, including all of the world's 20 largest international container shipping lines and major North American railroads. We provide customer service and market to our customers through a worldwide network of offices and agents. We believe one of the key factors in our ability to compete effectively has been the long-standing relationships that we have established with most of the world's large shipping lines and major North American railroads. As a result of these relationships, 7 of our top 10 customers have been customers for at least 10 years.

Industry Overview

The fundamental components of intermodal transportation are the chassis and the container. When a container vessel arrives in port, each marine container is loaded onto a chassis or rail car. Most containers are constructed of steel in accordance with recommendations of the International Standards Organization ("ISO"). The basic container type is the general-purpose dry freight standard container which measures 20 or 40 feet long, 8 feet wide and 8 1/2 or 9 1/2 feet high. In general, 20-foot containers are used to carry heavy, dense cargo loads (such as industrial parts and certain food products) and in areas where transport facilities are less developed, while 40-foot containers are used for lighter weight finished goods (such as apparel, electronic appliances and other consumer goods) in areas with better developed transport facilities. A chassis is a rectangular, wheeled steel frame, generally 23 1/2 or 40 feet in length, built specifically for the purpose of transporting a container. Once mounted, the chassis and container are the functional equivalent of a trailer. When mounted on a chassis, the container may be trucked either to its final destination or to a railroad terminal for loading onto a rail car. Similarly, a container shipped by rail may be transferred to a chassis to travel over-the-road to its final destination. As the use of containers has become a predominant factor in the intermodal movement of cargo, the chassis has become a prerequisite for the domestic segment of the journey. A chassis seldom travels permanently with a single container, but instead serves as a transport vehicle for containers that are loaded or unloaded at ports or railroad terminals. Because of differing international road regulations and non-uniformity of international standards for chassis, chassis used in the United States are seldom used in other countries.

Containers provide a secure and cost-effective method of transporting finished goods and component parts because they are generally freely interchangeable between different modes of transport, making it possible to move cargo from a point of origin to a final destination without the repeated unpacking and repacking of the goods required by traditional shipping methods. The same container may be carried successively on a ship, rail car and chassis and across international borders with minimal customs formalities. Containerization is more efficient, more economical and safer in the transportation of cargo than "break bulk transport" in which the goods are unpacked and repacked at various intermediate points en route to their final destination. By eliminating manual repacking operations when differing modes of transportation are used, containerization reduces freight and labor costs. In addition, automated handling of containers permits faster loading and unloading and more efficient utilization of transportation equipment, thereby reducing transit time. The protection provided by sealed containers also reduces damage to goods and loss and theft of goods during shipment. Containers may also be picked up, dropped off, stored and repaired at independent common user depots located throughout the world.

The adoption of uniform standards for containers in 1968 by the ISO precipitated a rapid growth of the container industry; as shipping companies recognized the advantages of containerization over traditional break bulk transportation of cargo. This growth resulted in substantial investments in containers, container ships, port facilities, chassis, specialized rail cars and handling equipment.

Between 1990 and 2001, worldwide container traffic at the world's major ports has grown at a compound annual rate of 9.85%, calculated using the Containerization International Yearbook of 1992 and 2003.

The demand for containers is influenced primarily by the volume of international and domestic trade. In recent years, however, the rate of growth in the container industry has exceeded that of world trade as a whole due to several factors, including:

•	The existence of geographical trade imbalances;

•	The trend in outsourcing manufacturing to lower labor rate areas;

•	The expansion of shipping lines;

•	The growing reliance by manufacturers on "just-in-time" delivery methods; and

•	Increased exports by technologically advanced countries of component parts for assembly in other countries and the subsequent re-importation of finished products.

In recent years, domestic railroads and trucking lines have begun actively marketing intermodal services for the domestic transportation of freight. We believe that this trend should serve to accelerate the growth of intermodal transportation resulting in increased chassis and container demand.

The Leasing Market

Leasing companies own a significant portion of North America's chassis and of the world's container fleet, with the balance owned predominantly by shipping lines and railroads according to our estimates. Leasing companies have maintained this market position because container shipping lines and railroads receive both financial and operational benefits by leasing a portion of their equipment. The principal benefits of leasing are the following:

•	Provide shipping lines and railroads with an alternative source of financing in a traditionally capital-intensive industry;

•	Enable shipping lines and railroads to expand their routes and market shares at a relatively inexpensive cost without making a permanent commitment to support their new structure;

•	Enable shipping lines and railroads to benefit from leasing companies' relationships with equipment manufacturers;

•	Enable shipping lines and railroads to accommodate seasonal use and/or geographic concentration, thereby limiting their capital investment and storage costs; and

•	Enable shipping lines and railroads to maintain an optimal mix of equipment types in their fleets.

Because of these benefits, container shipping lines and railroads generally obtain a significant portion of their container and chassis fleets from leasing companies, either on short-term or long-term leases. Short-term leases provide considerable operational flexibility in allowing a customer to pick up and drop off equipment at various worldwide locations at any time. However, customers pay for this flexibility in the form of substantially higher lease rates for short-term leases and drop-off charges for the privilege of returning equipment to certain locations. Many short-term leases are "master leases," under which a customer reserves the right to lease a certain number of containers or chassis as needed under a general agreement between the lessor and the lessee. Long-term leases provide the lessee with advantageous pricing structures, but usually contain an early termination provision allowing the lessee to return equipment prior to expiration of the lease only upon payment of an early termination fee or a retroactive increase in lease payments.

Business Strategy

Our objective is to continue to expand on our market position as a leading long-term lessor of intermodal transportation equipment. To achieve this objective, we intend to continue to:

•	Focus on our core business of domestic chassis and international marine container leasing. Our strong market position in the chassis and container leasing businesses provide us with economies of scale that benefit our customers. Our equipment and operations are located worldwide to meet our domestic and international customers' needs in a timely manner. In addition, we are able to focus our management and financial resources to compete effectively for equipment leasing requirements of all quantities.

•	Concentrate on long-term leasing to achieve high utilization rates and to minimize the impact of economic cycles on earnings. We concentrate on long-term leases in order to minimize the impact of economic cycles on our revenues and to achieve high utilization and more stable and predictable earnings. The lower rate of turnover provided by long-term leases enables us to concentrate on the expansion of our asset base through the purchase and lease of new equipment, rather than on the repeated re-marketing of our existing fleet.

•	Re-marketing of equipment when returned by lessees. When long-term leases reach their termination date, we make every effort to extend the lease with the customer that originally leased the equipment, or in lieu of that, to lease the equipment to another customer for an extended term. If we are not successful in re-leasing containers, the equipment is made available to our 50%-owned consolidated subsidiary, CAI, which manages our containers in the short-term marketplace. This allows us to maintain our focus on long term leasing while CAI expands its fleet of equipment that it manages for us and for others, providing CAI with further economies of scale.

•	Purchase chassis and containers to fulfill specific customer orders. We generally purchase new equipment to fulfill new long-term lease orders.

•	Make strategic acquisitions of complementary businesses and asset portfolios on an opportunistic and financially disciplined basis. We intend to continue to review acquisition opportunities whenever asset prices and market conditions are favorable.

Historically, we have regularly entered into new long-term lease transactions with shipping lines and other customers as market conditions warranted. During the second half of 2003, however, notwithstanding strong conditions in the leasing markets, we have entered into a limited amount of new lease transactions, because our financial restatement and Audit Committee investigation, and the resulting delay in completion of our audited financial statements and filing of our Annual Report on Form 10-K, have significantly reduced the availability of new financing necessary to fund acquisitions of new equipment for lease to customers. We anticipate that once our delinquent financial statements and SEC reports have been filed, we will again be able to obtain long-term financing on favorable terms and will resume writing new business at the levels we have experienced over the past few years.

Operations

Lease Terms. Approximately 85% of our containers and 75% of our chassis are leased on a long-term basis as of December 31, 2002. Our long-term leases generally have five to eight year initial terms.

We offer our customers both operating leases and direct finance leases to satisfy customer preference and demand. In most cases, a direct finance lease provides the customer the opportunity to acquire ownership of the equipment.

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

Long-term leases provide the lessee with advantageous pricing structures, but usually contain an early termination provision allowing the lessee to return equipment prior to expiration of the lease only upon payment of an early termination fee or a retroactively applied increase in lease payments. We experience minimal early returns of our equipment under our long-term leases, primarily because of the penalties involved. In addition, such customers must return all equipment covered by the particular long-term lease being terminated, generally totaling several hundred units, and bear substantial costs related to their repositioning and repair.

Frequently, a lessee will desire to retain long-term leased equipment well beyond the initial lease term. In these cases, long-term leases will be renewed at the then prevailing market rate, either for one or more additional one-year periods or as part of a short-term agreement. In some cases, the customer has the right to purchase the equipment at the end of a long-term lease.

Chassis Equipment Tracking and Billing. We use a real time, internet accessible proprietary computer software system to enable sophisticated equipment tracking and billing and to provide a central operating database that coordinates our chassis leasing activities. The system processes information received electronically from our regional offices. The system records the movement and status of each chassis and links that information with the complex data comprising the specific lease terms in order to generate billings to lessees. In 2002, more than 165,000 movement transactions per month were processed on average through the system, which is capable of tracking revenue on the basis of individual chassis. The system also generates a wide range of management reports containing information on all aspects of our leasing activities.

Chassis Pools. For customers who require daily or weekly chassis rentals, we operate "chassis pools" at most of the major port authorities and terminal operations throughout the United States. These chassis pools consist of our chassis and those of our customers. The principal ports in the United States where we operate chassis pools are Baltimore, Boston, Charleston, Houston, New Orleans, Norfolk, Long Beach, Oakland, Seattle and Savannah. We also operate chassis pools at railroad locations within the United States.

Depots. We and our 50% owned consolidated subsidiary, CAI, operate in all major transportation markets throughout the world. Depots are facilities owned by third parties at which containers, chassis and other items of transportation equipment are stored, maintained and repaired. We retain independent agents at these depots to handle and inspect equipment delivered to or returned by lessees, to store equipment that is not leased and to handle maintenance and repairs of chassis and containers. Some agents are paid a fixed monthly retainer to defray recurring operating expenses and some are guaranteed a minimum level of commission income. In addition, we generally reimburse our agents for incidental expenses.

Logistic Support. Our worldwide network of offices and relationships and our industry experience enables us to provide logistic services in order to facilitate the movement of chassis and containers to meet our customers' needs.

Repositioning and Related Expenses. If lessees return large numbers of equipment to a location with a larger supply than demand, we may incur expenses in repositioning the equipment to a more favorable location. Repositioning expenses generally range between $75 and $700 per item of equipment, depending on geographic location, distance and other factors, and may not be fully covered by the drop-off charge collected from the lessee. In connection with necessary repositioning, we may also incur storage costs, which generally range between $.20 and $1.45 per TEU per day. In addition, we bear certain operating expenses associated with our chassis and containers, such as:

•	The costs of maintenance and repairs not required to be made by lessees;

•	Agent fees;

•	Depot expenses for handling;

•	Inspection and storage; and

•	Any insurance coverage in excess of that maintained by the lessee.

Maintenance, Repairs and Refurbishment. As chassis and containers age, the need for maintenance increases, and they may eventually require extensive maintenance. Our customers are generally responsible for maintenance and repairs of equipment other than normal wear and tear. When normal wear and tear of equipment is extensive, the equipment may have to undergo a major repair including a refurbishment or remanufacture. Refurbishing and remanufacturing involve substantial cost, but remanufacture or refurbish costs are substantially less than the cost of purchasing a new chassis.

Disposition of Chassis and Container Residual Values. On an ongoing basis, we sell equipment that was previously leased. The decision whether to sell depends on the equipment's condition, remaining useful life and suitability for continued leasing or for other uses, as well as prevailing local market resale prices and an assessment of the economic benefits of repairing and continuing to lease the equipment compared to the benefits of selling. Pursuant to our relationship with CAI, containers that have come off long-term lease and have been designated for short-term leasing (not including renewals with existing lessees) are provided to CAI for deployment in CAI's short-term fleet. For each of our containers in CAI's fleet, CAI pays us its average total fleet per diem rate less a management fee. Containers made available for short-term leasing under our agreement with CAI are reported by us as fully utilized. Containers are also sold to shipping or transportation companies for continued use in the intermodal transportation industry or to secondary market buyers, such as wholesalers, depot operators, mini storage operators, construction companies and others, for use as storage sheds and similar structures. Because old chassis are more easily remanufactured than old containers, chassis are less likely to be sold than containers.

At the time of sale, the residual value of a container or chassis will depend upon, among other factors, mechanical or economic obsolescence, the current newly manufactured equipment price, as well as its physical condition. While there have been no major technological advances in the short history of containerization that have made active equipment obsolete, several changes in standards have decreased the demand for older equipment, such as the increase in the standard height of containers from 8 feet to 8 1/2 feet in the early 1970's.

Sources of Supply. Most chassis used in the United States are manufactured domestically. Manufacturers of chassis frequently produce over-the-road trailers as well, and can convert some production capability to chassis as needed. Because of the rising demand for containers and the availability of relatively inexpensive labor in the Pacific Rim, approximately 85% of world container production now occurs in China. Containers are also produced in other countries, such as South Korea, India, Indonesia, Malaysia, Taiwan, Turkey, South Africa, and, to a lesser extent, other parts of the world.

When manufacturing is complete, new chassis and containers are inspected to insure that they conform to applicable standards of the International Standards Organization and other international self-regulatory bodies, as well as our internal standards.

PoolStat™ Chassis Pool Management

Our proprietary internet-based real-time chassis management system is called "PoolStat"™. "PoolStat"™ has enabled us to operate, on a cooperative basis, pools of chassis that are owned by us and by shipping lines. Using this program, shipping lines and railroads can "pool" their chassis at common locations such as marine terminals and railroad depots. Our "PoolStat"™ software compiles data from each location and reports on levels of chassis contribution as compared to levels of chassis usage by each shipping line in the cooperative pool. In addition, the centralized maintenance and repair feature improves service levels to customers and we receive a management fee.

"PoolStat"™ provides several benefits to customers, including allowing customers to:

•	Maintain lower overall inventory requirement at each location;

•	Decrease maintenance, repair and other operating expenses;

•	Improve equipment control capabilities;

•	Reduce the time and expense of managing a chassis fleet; and

•	Participate in cooperative pool net revenues.

By providing the "PoolStat"™ service, we are able to forge closer relationships with our customers for both short-term and long-term leasing opportunities. There are now approximately 255,000 chassis under "PoolStat"™ management and we are continuing to seek opportunities to increase its level of business. We believe that "PoolStat"™ is the leading provider of chassis management tools in the United States.

Marketing and Customers

We lease our chassis and containers to over 600 shipping and transportation companies throughout the world, including all of the world's 20 largest international container shipping lines and major North American railroads. The customers for our chassis are a large number of domestic companies, many of which are domestic subsidiaries or branches of international shipping lines to which we also lease containers. With a network of offices and agents covering major ports in the United States, Europe and the Far East, we have been able to supply containers in nearly all locations requested by our customers. Our customer base is diverse. As of December 31, 2002, our top 25 customers represented approximately 71% of our consolidated net billing, with no single customer accounting for more than 8.2%.

Credit Process

We perform detailed credit risk analysis on our customers. Our credit policy sets different maximum exposure limits depending on our relationship and previous experience with each customer. Credit criteria may include, but are not limited to, customer trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, operational history and financial strength.

We have sought to reduce credit risk by maintaining insurance coverage against customer insolvency and related equipment losses. Through January 31, 2002 we maintained contingent physical damage, recovery/repatriation and loss of revenue insurance, which provided coverage in the event of a customer's insolvency, bankruptcy or default giving rise to our demand for return of all of our equipment. The policy covered the cost of recovering our equipment from the customer, including repositioning cost, damage to the equipment and the value of equipment which could not be located or was uneconomical to recover. It also covered a portion of the lease revenues that we might lose as a result of the customer's default (i.e., up to 180 days of lease payments following an occurrence under the policy). The premium rates and deductibles for this type of insurance have increased as a result of our higher claim experience and that of the industry. As a result, effective March 1, 2003, we obtained a new policy covering similar occurrences for a twelve-month period. The new coverage decreases the recoverable amount per occurrence to $9 million as compared to $35 million in our previous policy and increases the deductible per occurrence from $.4 million to $3 million. There can be no assurance that this or similar coverage will be available in the future or that such insurance will cover the entirety of any loss.

Competition

There are many companies leasing intermodal transportation equipment with which we compete. Some of our competitors have greater financial resources than we do, or are subsidiaries or divisions of much larger companies. Over the last several years, there has been consolidation in the container leasing business resulting from several acquisitions. The result of the consolidation has been fewer lessors, a more rational industry and a stabilizing pricing environment.

In addition, the containerized shipping industry, which we service, competes with providers of alternative methods of transporting goods, such as by air, truck and rail. We believe that in most instances these alternative methods are not as cost-effective as the shipping of containerized cargo.

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

Relationship with CAI

We own a 50% common equity interest in CAI, which we acquired in April 1998. CAI owns and leases its own fleet of containers and also manages, for a fee, containers owned by us and by third parties. We pay CAI a fee for managing our equipment and leasing it on our behalf based on the net operating income of CAI's fleet of owned, leased and managed containers and the portion of CAI's fleet that consists of our equipment. We entered into our operating relationship with CAI primarily to facilitate the leasing in the short-term market of containers coming off long-term lease, to gain access to new companies looking to lease containers on a long term basis and to realize cost efficiencies from the operation of a coordinated container lease marketing group. The marketing group, which is organized as a wholly-owned subsidiary of Interpool, is responsible for soliciting container lease business for both Interpool and CAI, including long-term and direct finance lease business and short-term lease business on master lease agreements. We have a right to purchase long-term and direct finance lease business generated by CAI, subject to offering to CAI, at cost, 10% of this long-term and direct finance lease business. Recently, by mutual agreement, CAI has retained most of the long-term and direct finance lease business it has written. In addition, on occasion, we have entered into transactions with CAI pursuant to which we have acquired equipment, and the related leases, from CAI on terms that resulted in a profit for CAI.

The 50% equity interest in CAI not held by us is owned by CAI's chief executive officer. Under the terms of a Shareholder Agreement we entered into in 1998 with CAI's chief executive officer, because an initial public offering for the registration and sale of CAI's common stock was not initiated before April 2003, CAI's chief executive officer has the right to request an independent valuation of CAI. An independent valuation of CAI has not been requested. If such an independent valuation of CAI were to be requested, we would have the right, following the completion of such valuation, to make a written offer to acquire the chief executive officer's 50% equity interest in CAI for an amount equal to 50% of the fair value of CAI as indicated in the appraisal. If we do not elect to make such an offer, CAI's chief executive officer would have a right to require CAI to take the necessary steps to effect an initial public offering to sell his equity. All costs associated with any such initial public offering of CAI would be borne by CAI.

In connection with the acquisition of our 50% equity interest in CAI in 1998, we loaned CAI $33.7 million under a subordinated note agreement, which is collateralized by all containers owned by CAI as of April 30, 1998 or thereafter acquired, subject to the priority security interest lien of CAI's senior credit facility, except for certain excluded collateral. Interest on this subordinated note is payable quarterly at a fixed rate. The original repayment terms required mandatory quarterly principal payments of $1.7 million beginning July 30, 2003 through April 30, 2008. The subordinated note was subject to certain financial covenants and was cross-defaulted with CAI's senior credit facility, subject to the terms of a subordination agreement.

On June 27, 2002, CAI entered into an amended $110 million senior revolving credit agreement with a group of financial institutions. To facilitate the closing of this new credit facility, we agreed to extend the repayment terms of our subordinated note so as to require mandatory quarterly principal payments of $1.7 million beginning July 30, 2006 through April 30, 2011. We also agreed to modify certain financial covenants in the subordinated note. Interest on the subordinated note continues to accrue at an annual fixed rate of 10.5%, payable quarterly. The subordinated note continues to be cross-defaulted with CAI's senior credit agreement, subject to the terms of an amended and restated subordination agreement. In connection with these modifications, CAI's chief executive officer agreed that we would have the right to designate a majority of the members of CAI's board of directors. As a result of these transactions and gaining a majority position on CAI's board, our financial statements include CAI as a consolidated subsidiary commencing June 27, 2002.

For additional information about CAI's indebtedness, see Note 15 to the Consolidated Financial Statements.

Other Business Operations

In addition to our chassis and container leasing operations we also receive revenues from the leasing of approximately 475 freight rail cars to railroad companies through our Illinois based Railpool division. Also, our former computer leasing segment consisted of two majority owned subsidiaries, Microtech Leasing Corporation ("Microtech") and Personal Computer Rental Corporation ("PCR"). During the third quarter of 2001, we adopted a plan to exit this segment. As part of this plan, we acquired the portion of the ownership interest in Microtech that we did not already own and took steps to terminate Microtech's operations in late 2001. Also, in December 2001 we sold our ownership stake in PCR to a new company formed by certain former employees of PCR. The consideration for the sale, totaling $3.2 million, consisted of $.6 million in cash and a $2.6 million non-recourse promissory note issued by the buyer. In addition, we agreed to guarantee repayment by the buyer of $8.0 million of borrowings from its bank lenders. One of these guarantees, for $3.0 million of borrowings, was released effective December 31, 2001 by one of these bank lenders, Yardville National Bank, and was replaced by personal guarantees in the same amount from two of our principal stockholders or their affiliates. In connection with the sale of PCR, we entered into consulting and bonus contracts with two officers of PCR. In addition, our subsidiary Microtech had lease and other receivables in the amount of $1.4 million due from PCR at December 31, 2001.

During 2002, PCR experienced liquidity problems, and we took steps to assist PCR, such as by purchasing receivables of PCR and by arranging advances to PCR from The Ivy Group, a partnership controlled by several of our principal stockholders or their affiliates. PCR ultimately became insolvent and was liquidated during 2003. We have recorded our obligations relating to PCR's liquidation in the fourth quarter of 2002. As discussed elsewhere in this report, the computer leasing segment was originally reported under discontinued operation and sale accounting principles, but we subsequently determined that restatement would be necessary because the termination of Microtech's operations and legal sale of PCR did not qualify for discontinued operation or sale accounting treatment.

(See Note 2 Restatement of Previously Issued Financial Statements – "Elimination of Discontinued Operations Classification and Gain on Sale of PCR" to the Consolidated Financial Statements for further explanation regarding the accounting treatment of PCR and Microtech.)

Employees

As of December 31, 2002, we had 192 employees, 172 of whom are based in the United States, excluding CAI's 53 employees and the computer leasing segment currently being liquidated. None of our employees is covered by a collective bargaining agreement. We believe our relationships with our employees are good.

Risk Factors

Investors in Interpool should consider the following risk factors as well as the other information contained herein.

We are subject to the cyclicality of world trade which may impair demand for our chassis and containers.

The demand for our chassis and containers primarily depends upon levels of world trade of finished goods and component parts. Recessionary business cycles, political conditions, the status of trade agreements and international conflicts may have an impact on our operating results. The demand for leased chassis also depends upon domestic economic conditions and volumes of exports to the United States which are likely to be adversely affected if the value of the United States dollar declines. When the volume of world trade decreases, our business of leasing chassis and containers may be adversely affected as the demand for chassis and containers is reduced. A substantial decline in world trade may also adversely affect our customers, leading to possible defaults and the return of equipment prior to the end of a lease term.

We operate in a highly competitive industry, which may adversely affect our results of operations or ability to expand our business.

The transportation equipment leasing industry is highly competitive. We compete with numerous domestic and foreign leasing companies, some of which have greater financial resources and access to capital than we do. Some of our competitors have large underutilized inventories of chassis and containers, which could lead to significant downward pressure on pricing and margins. In addition, if the available supply of intermodal transportation equipment were to increase significantly as a result of, among other factors, new companies entering the business of leasing and selling intermodal transportation equipment, our competitive position could be adversely affected.

Potential customers may decide to buy rather than lease chassis and containers.

We, like other suppliers of leased chassis and containers, are dependent upon decisions by shipping lines and other transportation companies to lease rather than buy their equipment. In addition, our ability to achieve our strategy of expanding our business in response to customer demand for long term leasing would be adversely affected if our customers shifted to more short-term leasing over long-term leasing. Most of the factors affecting the decisions of our customers are outside our control. Operating costs such as storage and repair and maintenance costs also increase as utilization decreases.

Pending governmental investigations may adversely affect us.

Following our announcement in July 2003 that our Audit Committee had commissioned an internal investigation by special counsel into our accounting, we were notified that the SEC had opened an informal investigation of Interpool. As we anticipated, this investigation was subsequently converted to a formal investigation and remains pending as of the date of this report. The New York office of the SEC has received a copy of the written report of the internal investigation and has issued subpoenas requesting documents and information from us, our Audit Committee and certain other parties. We have also been advised that the United States Attorney's office for the District of New Jersey has received a copy of the written report of the internal investigation and has opened a parallel investigation focusing on certain matters described in the report by the Audit Committee's special counsel. We have been informed that Interpool is neither a subject nor a target of the investigation by the U.S. Attorney's office. We are fully cooperating with both of these investigations. We cannot predict the final outcome of these investigations and accordingly cannot be assured that they will not result in the taking of actions adverse to us.

Our limited ability to consummate financings in 2003 has reduced our liquidity and impaired our ability to pay our manufacturers.

We have usually funded a significant portion of the purchase price for new containers and chassis through borrowings under our revolving credit agreement and other lines of credit or through secured financings with the financial institutions with which we have relationships. However, while we have successfully completed several significant financings during 2003, our ability to borrow funds on favorable terms has been severely limited since March 31, 2003 because of the restatement to our historical financial statements, the related Audit Committee and SEC investigations and the delay in completing our audited 2002 financial statements and the filing of our Annual Report on Form 10-K for 2002. Our reduced ability to borrow funds on favorable terms has required us to reduce the level of new business we have written with customers. In addition, although we have in the past paid our equipment manufacturers for our acquisitions of containers and chassis within normal trade terms (generally 60-90 days), in recent months we have generally not made payments on this schedule because of the limited availability of new financings. As of December 22, 2003, the total amount we owed to these manufacturers for equipment already delivered (most of which has been placed into service in our fleet) or committed to purchase was approximately $120.5 million. We advised our manufacturers that we intended to satisfy a total of $54.0 million of these outstanding obligations in December 2003, with the remaining balances to be paid in January or February 2004. Our manufacturers have consented to this payment schedule. We have made the payments due in December 2003 to these manufacturers. We may seek further deferrals from these manufacturers.

We currently intend to fund our remaining payment obligations to these manufacturers with proceeds from one or more financings that are currently in process. None of these financings is assured and each of them remains subject to documentation and other customary closing conditions before it would be consummated. We may also elect to fund a portion of our remaining obligations to these manufacturers through use of our available cash (subject to obtaining approval from certain lenders).

In the event that we are unable to promptly consummate one or more financings of at least $50 million, our available cash resources would likely not be sufficient to make the remaining payments that may be required by our manufacturers, and one or more of these manufacturers could take action against us. These actions could be very disruptive to our business and might include the commencement of legal proceedings (either in the United States or in another country), exercising offset rights with respect to lease payments due from lessees under common ownership or otherwise affiliated with the manufacturer, directing lessees of equipment not yet paid for to make their lease payments to the manufacturer, or seeking to take possession of equipment sold to us for which payment had not been made. Even without any such action being taken, our future relationships with these manufacturers could be adversely affected by our continued non-payment beyond February 2004. In addition, the taking of such action by one or more manufacturers, or the possibility that such action could be taken based upon our failure to satisfy our payment obligations to these manufacturers, may prompt one or more of our other lenders to claim that a cross-default has occurred under the provisions of such lender's debt instruments and to attempt to declare the obligations due to such lender immediately due and payable. If at that time we were to be unable to pay these obligations in full or obtain deferrals from, or otherwise satisfy, the manufacturers, such a lender might attempt to exercise its rights as a secured creditor with respect to its collateral or take other action against us. If any of these circumstances were to occur, we might not be able to meet our obligations to our lenders and other creditors and might not be able to prevent such parties from taking actions that could jeopardize our ability to continue to operate our business.

We may need to obtain additional waivers from our financial institutions if we cannot complete and file our delinquent SEC reports promptly or if we are unable to file our 2004 SEC reports on a timely basis. In addition, we cannot ensure that the existing waivers we have obtained will remain in effect.

Because our financial restatement and re-audits, as well as the completion of the internal investigations by special counsel to our Audit Committee, prevented the timely completion of our financial statements and Annual Report on Form 10-K for the year ended December 31, 2002 and our financial statements and Quarterly Reports on Form 10-Q for interim periods in 2003, we requested and received necessary waivers under our debt agreements. Most of these waivers, as currently in effect, waive any default resulting from the late preparation and filing with the SEC of our financial statements and required periodic reports for 2002 and the first three quarters of 2003, provided that our Annual Report on Form 10-K is filed with the SEC by January 9, 2004, and our Quarterly Reports on Form 10-Q for the first three quarters of 2003 are filed with the SEC by January 31, 2004, February 29, 2004, and March 31, 2004, respectively. Although we hope that we will be able to complete and file our Quarterly Reports on Form 10-Q for 2003 by the applicable dates, we cannot provide assurance that we will meet these deadlines. If we were to be unable to meet these deadlines, we would need to request additional waivers from certain of our financial institutions. In addition, we have not requested or received any waivers with respect to our Annual Report on Form 10-K for the year ended December 31, 2003, or our quarterly reports for 2004. We anticipate requesting such waivers prior to March 31, 2004. In the event that any additional waiver is required and cannot be obtained before the applicable deadline, we might be in violation of the terms of the applicable indebtedness, and the lender could exercise its right to declare us in default, accelerate the indebtedness owed to such lender, and take other action against us. Moreover, the taking of any such action, or the possibility that such action could be taken, could cause one or more of our other financial institutions to take action against us.

Several of the waivers we received from our financial institutions during 2003 provide by their terms that the waiver is void if certain events occur, such as a declaration of default by one or more of our other lenders, or the commencement of civil or criminal proceedings against us or any adverse action by the SEC or the New York Stock Exchange, if such action has a material adverse effect upon our ability to perform our contractual obligations. Although we do not believe that any of these actions has occurred to date, there can be no assurance that they will not occur in the future. In addition, several of the waivers we have obtained are contingent upon a determination by the applicable lender that the changes resulting from our financial restatement to our historical financial statements for 2001 and 2000 and the first nine months of 2002 do not represent a material change to our financial condition for these periods as originally reported. While the restatement was necessary, we believe that our revised financial statements do not represent such a material change, but we cannot assure that our lenders would reach a similar conclusion. In the event any of our existing waivers ceased to be effective by its terms, we could be deemed to be in violation of the terms of the indebtedness to which the waiver relates. In this event of any such default under the terms of our indebtedness, one or more of our lenders could exercise their right to declare us in default, accelerate the indebtedness owed to such lender, and take other actions against us, such as attempting to exercise rights as a secured creditor with respect to any collateral. If any of these circumstances were to occur, we might not be able to meet our obligations to our lenders and other creditors and might not be able to prevent such parties from taking actions that could jeopardize our ability to continue to operate our business.

Our internal controls and procedures may not be adequate.

As a result of our efforts to evaluate weaknesses in the design and effectiveness of our internal controls for the years ended December 31, 2002, 2001 and 2000, we concluded that certain internal control deficiencies which we identified constituted "material weaknesses" or "significant deficiencies" as defined under the standards established by the American Institute of Certified Public Accountants. These deficiencies fall into nine categories: deficiencies related to the accounting for direct finance leases, deficiencies related to ineffective policies for complex transactions, deficiencies related to inadequate communication of complex transactions, deficiencies related to the lack of adequate staffing within the accounting department, deficiencies related to accounting for income taxes, deficiencies related to communication of information regarding related-party transactions, deficiencies related to the security of information technology, deficiencies related to accounting for inter-company eliminations and deficiencies related to recordkeeping by various internal departments. We have assigned the highest priority to the short and long-term correction of the internal control deficiencies that have been identified. We have taken and are continuing to take remedial measures to strengthen our internal controls and to address their deficiencies. We believe that these efforts have addressed the material weaknesses and significant deficiencies that have affected our internal controls for the years ended 2002, 2001 and 2000. As of the date of this filing, we are satisfied that actions implemented to date and those in progress will correct the material weaknesses in our internal controls and information systems and that our processes and systems of internal controls will be adequate. However, we cannot give any assurances that all material weaknesses and significant deficiencies have been entirely corrected or that internal control weaknesses will not be identified from time to time in the future. Any internal control weakness could materially affect our financial results.

Our insurance carriers are disputing our claim for payment under our insurance coverage for lessee defaults and have commenced litigation seeking rescission of the insurance policies. The outcome of this litigation may be adverse to us.

In February 2001, we demanded return of all our equipment on lease to a significant customer based in South Korea. The lessee subsequently commenced insolvency proceedings and did not return our equipment. At the time of this insolvency, we maintained insurance coverage against such lessee defaults, and we submitted a claim to our insurance carriers seeking to recover the value of the receivables owed by the customer (to the extent covered by the insurance policies). Our claim includes per diem rental charges for up to 180 days after the default date for equipment not returned by the lessee, as well as loss, damage and recovery costs relating to the equipment on lease that are also billable to the lessee in accordance with the lease. We have filed an insurance claim in excess of the policy's maximum coverage of $34.6 million, net of a $.4 million deductible under the insurance policy. The supporting documentation for our claim has been provided to an adjuster appointed by the insurance underwriters. As of December 31, 2002, the outstanding receivable recorded from the insurance carrier is $19.6 million. The difference between the receivable recorded due from the insurance carrier and the claim submitted primarily relates to per diem revenues, repairs and maintenance and other costs billable to the lessee (and covered by the insurance contract) that are in excess of costs incurred. Upon collection of the receivable from the insurance carriers, any amounts in excess of or less than the receivable recorded would be recorded as other (income)/expense, net in the Consolidated Statements of Income. For further explanation, see Note 2 Restatement of Previously Issued Financial Statements – "Accounting For Insurance Claims" to the Consolidated Financial Statements.

On December 26, 2002, our insurance underwriters commenced a declaratory judgment action against us in the United States District Court for the Southern District of New York seeking rescission of our customer default insurance coverage or, in the alternative, a declaration that the premiums paid by us for this insurance were inadequate. The insurance underwriters' primary contention is that we did not fully disclose to them all material information concerning our South Korean lessee. The underwriters also dispute the timing of our notifications to them of this loss and the amount of the loss. We have filed a response to this complaint. We intend to vigorously pursue our claim for recovery under our insurance policies and believe that we have strong claims under the policies and defenses to the arguments asserted by the insurance underwriters. It is impossible to predict the ultimate outcome of this proceeding, in view of the uncertainties inherent in any litigation. As the litigation progresses, reserves for the impairment of the asset values on our balance sheet may become necessary.

Our insurance coverage, which reduces our exposure to credit risk, expires in March 2004. Failure to replace such coverage could increase our costs in the event a customer defaults.

We have in the past sought to reduce our credit risk by maintaining insurance coverage against lessee defaults. Our current insurance policy covering such credit risks will expire on March 31, 2004. We do not know whether replacement coverage can be obtained upon terms acceptable to us. Even if replacement coverage is obtainable we expect that premium rates and deductibles will increase as a result of general rate increases for this type of insurance as well as our historical claim experience and that of our competitors in the industry. If such insurance coverage is not obtained, it could adversely affect our business by increasing our risks and our costs in the event a customer defaults.

Sustained Asian economic instability could reduce demand for leasing.

A number of the shipping lines to which we lease containers are entities domiciled in several Asian countries. In addition, many of our customers are substantially dependent upon shipments of goods exported from Asia. From time to time, there have been economic disruptions, financial turmoil and political instability in this region. If similar events were to occur in the future, they could adversely affect these customers and lead to a reduced demand for leasing of our containers or otherwise adversely affect us.

Defaults by our customers could adversely affect our business by decreasing revenues and increasing storage, collection and recovery expenses.

We are dependent upon our lessees continuing to make lease payments for our equipment. A default by a lessee may cause us to lose revenues for past services and incur expenses for storage, collection and recovery. Repossession from defaulting lessees may be difficult and more expensive in jurisdictions whose laws do not confer the same security interests and rights to creditors and lessors as those in the United States and in jurisdictions where recovery of equipment from the defaulting lessees is more cumbersome.

If a long-term lessee defaults, we may be unable to re-lease recovered equipment for comparable rates or terms. Our reserves for anticipated losses may increase over historical levels or not be sufficient to cover actual losses, or our earnings may be adversely affected by customer defaults.

Changes in market price, availability or transportation costs of containers in China could adversely affect our ability to maintain our supply of containers.

Changes in the political, economic or financial condition of China, which would increase the market price, availability or transportation costs of containers, could adversely affect our ability to maintain our supply of containers. China is currently the largest container producing nation in the world and we currently purchase substantially all of our containers from manufacturers in China. In the event that it were to become more expensive for us to procure containers in China or to transport these containers at a low cost from China to the locations where they are needed by customers, because of a shift in U.S. trade policy toward China, increased tariffs imposed by the United States or other governments, a significant downturn in the political, economic or financial condition of China, or for any other reason, we would have to seek alternative sources of supply. We may not be able to make alternative arrangements quickly enough to meet our equipment needs, and the alternative arrangements may increase our costs.

We are controlled by a limited number of stockholders; this concentrated ownership could discourage acquisition bids for us that are not supported by our majority stockholders or limit the price investors will be willing to pay in the future for shares of our common stock.

Approximately 70.2% of our common stock is beneficially owned, directly or indirectly, in the aggregate by Martin Tuchman, Warren L. Serenbetz, Raoul J. Witteveen and Arthur L. Burns, together with certain members of their immediate families and certain related entities. Each of Messrs. Tuchman, Serenbetz and Burns is a member of our Board of Directors and Mr. Tuchman and Mr. Burns are executive officers. Mr. Witteveen is a former director and executive officer. These individuals, either directly or indirectly, have the ability to elect all of the members of our Board of Directors and to control the outcome of all matters submitted to a vote of our stockholders. Our concentrated ownership may discourage acquisition bids for us that are not supported by our majority stockholders. This concentration of ownership could limit the price that investors might be willing to pay in the future for shares of our common stock.

We have relationships with and have entered into transactions with members of our management and affiliated entities that may involve inherent conflicts of interest.

Various relationships exist and various transactions have been entered into between or among us, on the one hand, and members of our management and affiliated entities, on the other hand. Some of these relationships and transactions may involve inherent conflicts of interest. (See Item 13, "Certain Relationships and Related Transactions" for more information.)

We are dependent on the knowledge and experience of members of our senior management; loss of these members could adversely affect our ability to formulate and achieve our strategy and pursue new business initiatives.

Our growth and continued profitability are dependent upon, among other factors, the abilities, experience and continued service of certain members of our senior management, including Martin Tuchman, our Chairman and Chief Executive Officer. Mr. Tuchman holds, either directly or indirectly, a substantial equity interest in Interpool and also is a director of Interpool. Additionally, other members of our senior management possess knowledge of, and extensive experience in, the intermodal transportation industry. We rely on this knowledge and experience in our strategic planning and in our day-to-day business operations. If one or more members of our senior management were to resign or otherwise be unavailable to serve us, the loss could adversely affect our ability to formulate and achieve our strategy and pursue new business initiatives. In addition, we do not currently have employment agreements with several of our executive officers.

We previously relied in part on the knowledge and experience of Raoul J. Witteveen, our former President and Chief Operating Officer, and Mitchell Gordon, our former Executive Vice President and Chief Financial Officer, each of whom was a member of our Board of Directors. Mr. Witteveen and Mr. Gordon separately resigned as executive officers and directors during 2003. Although we have an experienced management team, the loss of these individuals may adversely affect our ability to continue to achieve our business strategy and to pursue new business initiatives.

The volatility of the residual value of chassis and containers upon expiration of their leases could adversely affect our operating results.

Although our operating results primarily depend upon equipment leasing, our profitability is also affected by the residual values (either for sale or continued operation) of our chassis and containers upon expiration of their leases. These values, which can vary substantially, depend upon, among other factors,

•	The maintenance standards observed by lessees;

•	The need for refurbishment;

•	Our ability to remarket equipment;

•	The cost of comparable new equipment;

•	The availability of used equipment;

•	Rates of inflation;

•	Market conditions;

•	The costs of materials and labor; and

•	The obsolescence of the equipment.

Most of these factors are outside of our control. Operating leases, which represent the predominant form of lease in our portfolio, are subject to greater residual risk than direct finance leases.

Loss of our eligibility for tax benefits under the U.S.-Barbados tax treaty could increase our tax liability.

We currently receive tax benefits under an income tax convention between the United States and Barbados, the jurisdiction in which our subsidiary Interpool Limited, operates our container business, is incorporated. Specifically, under that income tax convention, any profits of Interpool Limited from leasing of containers used in international trade generally are taxable only in Barbados and not in the United States. At some future date the tax convention could be modified in a manner adverse to us or repealed in its entirety, or we might not continue to be eligible for these tax benefits.

As a company resident in Barbados, Interpool Limited is required to file tax returns in Barbados and pay any tax liability to Barbados. However, no Barbados tax returns have been prepared or filed for Interpool Limited for any period subsequent to its 1997 tax year, because such tax returns are required to be accompanied by audited financial statements for Interpool Limited, which are not available. We believe that the failure to file these returns has not resulted in any underpayment of taxes, interest or penalties (other than a nominal late filing penalty recently enacted in Barbados), because we believe that no Barbados taxes would have been due for the years for which returns have not been filed. We further believe that Interpool Limited's failure to file these returns would not present any other material risk to Interpool. Nonetheless, we intend to have the necessary Interpool Limited financial statements prepared and audited as promptly as practicable so that Interpool Limited's Barbados tax returns can be filed as required. We cannot be assured that our failure to file these returns would not adversely affect us.

A substantial portion of our future cash flows will be needed to service our indebtedness. Also, because our debt has been downgraded recently, our cost of borrowing has increased and our access to future financing may be more limited.

Historically, we have made, and continue to make, use of indebtedness to finance our equipment leasing activities and for other general corporate purposes. As of December 31, 2003, our total outstanding indebtedness was approximately $1,683.5 million (including $66.5 million due to certain equipment manufacturers to whom we have not paid amounts due in accordance with our normal trade terms). We anticipate that we will incur additional indebtedness in the future. We are required to dedicate a substantial portion of our cash flow to payments on our indebtedness, thereby reducing the amount of cash flow available to fund working capital, capital expenditures, including for fleet growth, and other corporate requirements. Should our cash flow be insufficient to service our debt obligations, we would be required to seek additional funds to meet our obligations. Additional funds, if needed, might not be available to us or, if available, might not be made available on terms acceptable to us.

Our business is highly dependent upon the availability of capital. In particular, the growth of our fleet through new equipment purchases or acquisitions, as well as the refinancing of our existing debt, will require further debt or equity financings. We may not have sufficient unencumbered assets to pledge as security for new indebtedness. If we raise additional funds by issuing equity securities, further dilution to the existing stockholders may result.

During October and November, 2003, the ratings on our debt securities were downgraded by three major rating agencies, Standard & Poor's, Fitch, and Moody's, citing the resignation of our President, continued delay in issuing audited restated financial statements for 2000 and 2001 and our audited financial statements for 2002 to be included in our 2002 Annual Report on Form 10-K, and the need to obtain waivers from our lending group for technical defaults under our loan agreements associated with the financial statement delays. Our debt securities were again downgraded by all three rating agencies following our press release on December 29, 2003, that indicated that release of our 2000, 2001 and 2002 financial statements and the filing of our 2002 Annual Report on Form 10-K would again be delayed. Such downgrades may have a negative effect on our ability to access the capital markets in the future, as well as on our interest costs.

The price of our common stock may fluctuate.

The market price for our common stock has fluctuated in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include:

•	Announcements of developments related to our business;

•	Fluctuations in our quarterly results of operations;

•	Sales of substantial amounts of our shares into the marketplace;

•	General conditions in our industry or the worldwide economy;

•	A shortfall in revenues or earnings compared to securities analysts' expectations;

•	Changes in analysts' recommendations or projections;

•	Announcements of new acquisitions; and

•	An outbreak of war or hostilities.

Although our common stock is listed on The New York Stock Exchange, the Exchange suspended trading in our common stock and other listed securities on December 29, 2003 and informed us that delisting proceedings will be commenced. The Exchange stated that this action was taken because of the delay in filing of our Annual Report on Form 10-K for 2002 and the uncertainty surrounding our restatement. Although we will appeal this decision and hope that trading on the New York Stock Exchange will resume after this report is filed with the Securities and Exchange Commission, we cannot give any assurance that trading in our securities will resume on the New York Stock Exchange. Since this suspension took effect, our common stock has been traded on the over-the-counter market under the symbol IPLI. Information regarding bid and asked prices may be obtained from the web site maintained by pinksheets.com.

The current market price of our common stock may not be indicative of future market prices.

Our charter documents and Delaware law may inhibit a takeover and limit our growth opportunities, which could cause the market price of our shares to decline.

Our Restated Certificate of Incorporation and Amended and Restated By-laws, as well as Delaware corporate law, contain provisions that could delay or prevent a change of control or changes in our management that a stockholder might consider favorable. These provisions apply even if the change may be considered beneficial by some stockholders. If a change of control or change in management is delayed or prevented, the market price of our shares could decline. In addition, our Restated Certificate of Incorporation and Amended and Restated By-laws contain provisions that may discourage acquisition bids for Interpool.

Website Access

Our website address is www.interpool.com. You may obtain free electronic copies of our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports under the heading "Financial Information." These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC.

ITEM 2.  PROPERTIES

In connection with our acquisition of Transamerica's North American Intermodal Division in October 2000, we purchased real property located in Chicago, Illinois and Atlanta, Georgia. The purchase price for these two properties was included in the acquisition's aggregate purchase price. The Atlanta site was sold on July 31, 2001. The Chicago site was sold in April 2002.

In May 2002, we purchased an office building located at 211 College Road East, Princeton, New Jersey which houses our principal executive offices. The property was purchased from 211 College Road Associates, a New Jersey general partnership in which our chief executive officer and one of our other directors together hold 89.73% of the partnership interests. We had previously leased approximately 28,500 square feet in this building at an annual rent of $.6 million under a triple net lease with 211 College Road Associates. The purchase price we paid for the 39,000 square foot building was $6.3 million, based upon a determination of the fair market value of the property by an independent property appraisal firm. The purchase price and other terms of the purchase were approved by our Board of Directors. (See "Certain Relationships and Related Transactions" and Note 14 to the Consolidated Financial Statements for further information regarding this transaction.)

We own approximately 18,000 square feet of condominium office space located on the 27th floor at 633 Third Avenue, New York, NY 10017 that serves as our New York office. All of our other commercial office space is leased.

ITEM 3.  LEGAL PROCEEDINGS

In February 2001, we demanded return of all our equipment on lease to a significant customer based in South Korea. The lessee subsequently commenced insolvency proceedings and did not return our equipment. At the time of this insolvency, we maintained insurance coverage against such lessee defaults, and we submitted a claim to our insurance carriers seeking to recover the value of the receivables owed by the customer (to the extent covered by the insurance policies). Our claim includes per diem rental charges for up to one hundred and eighty days after the default date for equipment not returned by the lessee as well as loss, damage and recovery costs relating to the equipment on lease that are also billable to the lessee in accordance with the lease. The maximum insurance coverage related to this claim is $34.6 million, net of a $.4 million deductible under the insurance policy.

We provided the supporting documentation for our claim to an adjuster appointed by the insurance underwriters. Based upon discussions with the adjuster, the analysis of the supporting documentation is complete and a report of the adjuster's findings was submitted to the underwriters in November 2002.

On December 26, 2002, our insurance underwriters commenced a declaratory judgment action against us in the United States District Court for the Southern District of New York seeking rescission of our customer default insurance coverage or, in the alternative, a declaration that the premiums paid by us for this insurance were inadequate. The insurance underwriters' primary contention is that we did not fully disclose to them all material information concerning our South Korean lessee. The underwriters also dispute the timing of our notifications to them of this loss and the amount of the loss. We have filed a response to this complaint. We intend to vigorously pursue our claim for recovery under our insurance policies and believe that we have strong claims under the policies and defenses to the arguments asserted by the insurance underwriters. Although it is impossible to give assurances as to the ultimate outcome of this proceeding in view of the uncertainties inherent in any litigation, based upon the progress of this case to date and the merits of our position, and after consultation with external counsel, we believe that the facts as they have been developed through discovery, and the applicable law, should entitle us to a recovery in the full amount of our claim. We will continue to monitor the progress and development of this litigation. As the litigation progresses, we will continue to evaluate the prospects for full recovery on our insurance claim, and reserves for the impairment of the asset values may become necessary.

For additional information about this claim, see Management's Discussion and Analysis of Financial Condition and Results of Operations – "Insurance Claim."

Following our announcement in July 2003 that our Audit Committee had commissioned an internal investigation by special counsel into our accounting, we were notified that the SEC had opened an informal investigation of Interpool. As we anticipated, this investigation was subsequently converted to a formal investigation and remains pending as of the date this report was filed with the SEC. The New York office of the SEC has received a copy of the written report of the internal investigation and has issued subpoenas requesting documents and information from us, our Audit Committee and certain other parties. We have also been advised that the United States Attorney's office for the District of New Jersey has received a copy of the written report of the internal investigation and has opened a parallel investigation focusing on certain matters described in the report by the Audit Committee's special counsel. We have been informed that Interpool is neither a subject nor a target of the investigation by the U.S. Attorney's office. We are cooperating fully with both of these investigations.

We are engaged in various other legal proceedings from time to time incidental to the conduct of our business. Such proceedings may relate to claims arising out of chassis accidents that occur from time to time which involve death and injury to persons and damage to property. Accordingly, we require all of our lessees to indemnify us against any losses arising out of such accidents while the chassis are on-hire to the lessees. In addition, lessees are generally required to maintain a minimum of $2 million in general liability insurance coverage which is standard in the industry. In addition, we maintain a back-up general liability policy of $200 million, in the event that the above lessee coverage is insufficient. While we believe that such coverage should be adequate to cover current claims, there can be no guarantee that future claims will not exceed such amounts. Nevertheless, we believe that no current asserted or unasserted claims of which we are aware will have a material adverse effect on our financial condition or results of operations and that we are adequately insured against such claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through a solicitation of proxies during the fourth quarter of fiscal 2002.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Until December 26, 2003, our common stock was traded on the New York Stock Exchange under the symbol "IPX". The following table sets forth for the periods indicated commencing on January 1, 2000, the high and low closing sale prices for the common stock on the New York Stock Exchange. All share and per share data have been rounded to the nearest cent.

                                                                 HIGH          LOW
                                                                 ----          ----
      Calendar Year 2000
        First Quarter.....................................       $8.00        $5.75
        Second Quarter....................................        9.75         5.50
        Third Quarter.....................................       13.31         8.50
        Fourth Quarter....................................       17.50        11.63
      Calendar Year 2001
        First Quarter.....................................      $18.44       $12.56
        Second Quarter....................................       17.00        13.55
        Third Quarter.....................................       19.45        14.60
        Fourth Quarter....................................       19.25        11.65
      Calendar Year 2002
        First Quarter.....................................      $19.90       $14.61
        Second Quarter....................................       24.02        17.26
        Third Quarter.....................................       18.96        12.02
        Fourth Quarter....................................       17.32        11.49

As of December 1, 2003, there were approximately 75 stockholders of record of our common stock. On December 15, 2003, the last reported sale price of the common stock on the New York Stock Exchange was $17.94 per share.

Effective December 29, 2003, due to the delay in filing our 2002 Annual Report on Form 10-K with the Securities and Exchange Commission, our common stock and other listed securities were suspended from trading on the New York Stock Exchange, and delisting proceedings were commenced. We will appeal this decision. Since this suspension took effect, our common stock has been traded on the over-the-counter market under the symbol IPLI. Information regarding bid and asked prices may be obtained from the web site maintained by pinksheets.com.

We paid a quarterly dividend of $0.055 per share on our common stock in January, April, July and October of 2002 and a quarterly dividend in the amount of $0.05 per share on our common stock in July and October 2001. Prior to July 1, 2001, we had paid a quarterly dividend of $0.0375 per share on our common stock for the prior 17 quarters. Effective January 2003, the quarterly dividend rate was increased to $0.0625 per share, which was paid in January, April, July and October of 2003 and declared on December 10, 2003 for payment on January 15, 2004 to stockholders of record on January 2, 2004. In connection with our delayed SEC filings and the receipt of waivers from our lenders necessitated by the delayed filings, the members of our Board of Directors and certain of their affiliates who own shares of our common stock have agreed to defer their receipt of any dividend payments, including those we may declare in the future, until we are in compliance with all SEC filing requirements.

The Board of Directors has instituted a dividend reinvestment plan, which went into effect at the end of 2001. The plan is non-dilutive; shares required for the plan will be acquired on the open market by an independent third party plan administrator and not through the issuance of additional shares by us.

Equity Compensation Plan Information

The following presents equity compensation plan information as of December 31, 2002. This table does not include shares issuable under the Deferred Bonus Plan (the "Bonus Plan") as outlined in Note 19 to the Consolidated Financial Statements. The shares issuable under the Bonus Plan with respect to the calendar year ended December 31, 2002 were granted in January 2003 and vest in installments beginning in January 2004.

                                                                                                           (c)
                                                                                               Number of securities
                                                                                               remaining available for
                                              (a)                            (b)               future issuance under
                                 Number of securities to        Weighted-average               equity compensation
                                 be issued upon exercise        exercise price of              plans (excluding
                                 of outstanding options,        outstanding options,           securities reflected
Plan Category                    warrants and rights            warrants and rights            in column (a))
-------------                    -------------------            -------------------            ------------------------

Equity compensation plans
approved by security holders              4,539,001                       10.34                         1,559,999

Equity compensation plans not
approved by security holders                -----                         -----                           -----
                                          _________                   _________                       ___________
Total                                     4,539,001                       10.34                         1,559,999

For a description of these plans see Item 10 and Note 19 to the Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data, for the periods and at the dates indicated. This information should be read in conjunction with our historical consolidated financial statements included in this Annual Report on Form 10-K and the notes thereto. (See Note 2 to the Consolidated Financial Statements for additional details of the restated amounts in 2001 and 2000.)

SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

                                                                           YEAR ENDED DECEMBER 31, (1)
                                                             2002 (2)      2001          2000 (3)        1999          1998
                                                             --------      ----          -------         ----          -----
INCOME STATEMENT DATA:                                                   Restated       Restated      Restated      Restated

Revenues                                                   $327,124      $338,718      $287,553       $216,063      $181,301

Income before cumulative effect of change in accounting      $4,389       $28,104       $44,040        $23,271       $37,064
principle                                                    ======       =======       =======        =======       =======

Income per share before change in accounting principle:

Basic                                                         $0.16         $1.03         $1.61          $0.84         $1.34
                                                              =====         =====         =====          =====         =====

Diluted                                                       $0.15         $0.97         $1.61          $0.82         $1.30
                                                              =====         =====         =====          =====         =====

Weighted average shares outstanding:

Basic                                                        27,360        27,417        27,421         27,571        27,561

Diluted                                                      29,202        28,973        27,426         28,234        28,615

Cash dividends declared per common share:                   $0.2275       $0.1925         $0.15          $0.15         $0.15

                                                            2002          2001           2000          1999          1998
                                                            ----          ----           ----          ----          -----
BALANCE SHEET DATA:                                                     Restated       Restated      Restated      Restated

Cash and short-term investments                            $170,613      $103,760      $157,224       $207,853      $107,226

Net investment in direct financing leases                  $334,129      $275,372      $213,180       $185,350      $358,165

Leasing equipment                                        $1,556,816    $1,334,787    $1,230,214       $846,342      $716,930

Total assets                                             $2,241,121    $1,922,229    $2,203,767     $1,442,069    $1,361,051

Debt and capital lease obligations                       $1,597,211    $1,354,680    $1,631,985       $998,228      $932,157

Stockholders' equity                                       $336,193      $351,269      $340,519       $299,411      $280,601
(1)	As a result of adopting Statement of Financial Accounting Standards No. 145 ("SFAS 145") extraordinary gains related to the retirement of debt for all years presented have been reclassified into operating income on a pretax basis. Income before cumulative effect of change in accounting principle include net of tax amounts of $558, $840 and $740 for years ended December 31, 2001, 2000 and 1999, respectively.

(2)	Effective June 27, 2002, the Company's financial statements include CAI as a consolidated subsidiary. (See Note 15 to the Consolidated Financial Statements.)

(3)	The 2000 income statement data excludes $660 resulting from the cumulative effect of change in accounting principle. The 2000 results include contributions from the assets acquired from Transamerica ("TA"), which we acquired on October 24, 2000, with an effective date of October 1, 2000. The 2000 results include only the chassis acquired from TA as the rail trailers and domestic containers were identified as assets held for sale at the time of purchase.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS

The following discussion of our historical financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this report. All financial information in this report gives effect to the restatement of our financial statements for 2001 and 2000. (Unless otherwise indicated, all fleet statistics including the size of the fleet, utilization of the leasing equipment or the rental rates per day that are set forth in this Annual Report on Form 10-K exclude the information of our 50%-owned consolidated subsidiary CAI.)

The information in this Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the securities laws. These forward-looking statements reflect the current view of the Company with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included in this report, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Restatement of Previously Issued Financial Statements

In preparation for our 2002 annual audit, we determined that several direct finance lease transactions with customers, in 2001 and 2000 had been accounted for incorrectly in our prior financial statements. Down payments received from these customers had been erroneously recorded as revenue when collected rather than as a reduction to the net investment in the lease. We also determined that our former computer leasing segment, which had been classified as a discontinued operation in our financial statements for the first three quarters of 2002 and for 2001 and 2000, should have been classified as part of continuing operations because the requirements of discontinued operation accounting treatment were not satisfied.

As a result, we determined that it would be necessary for us to restate our financial statements for the first three quarters of 2002 and for the years ended December 31, 2001 and 2000. Because our financial statements for 2001 and 2000 originally had been audited by Arthur Andersen LLP, which has discontinued its auditing practice, we requested that our new auditors, KPMG LLP, conduct audits of our restated financial statements for the years ended December 31, 2001 and 2000, along with their audit of our financial statements for the year ended December 31, 2002.

The Audit Committee of our Board of Directors engaged as special counsel a law firm that had not previously represented us to conduct an internal inquiry into the accounting errors and circumstances requiring restatement of our previously issued 2001 and 2000 financial statements. Upon completion of this inquiry, in July 2003 our Audit Committee decided to conduct a broader internal investigation of our accounting and related matters and engaged another law firm that had not previously represented us, Morrison & Foerster LLP, as special counsel, which in turn engaged the accounting firm of Ernst & Young LLP to assist with such investigation. This investigation was not completed until the fourth quarter of 2003. The findings and recommendations of this investigation, and the measures we have taken and are taking to implement these recommendations, are detailed later in this report under Item 9A.

As a result of an extensive review by us and the re-audits conducted by KPMG, we determined that, in addition to the accounting errors mentioned above, certain additional items in our prior financial statements also would require restatement, including the following:

(1)	Certain leases that had been accounted for as operating leases should have been accounted for as direct finance leases. In addition, revenue related to leases classified as finance leases had been understated;
(2)	Reserves established for residual guaranties under certain financings were overstated;
(3)	The documentation of a swap designed to hedge interest rate fluctuations for a chassis securitization facility did not meet the requirements of SFAS 133 and, therefore, the swap did not qualify for hedge accounting treatment. In addition, we incorrectly applied the transition rules for certain swaps when we adopted SFAS 133 on January 1, 2001;
(4)	Receivables related to our piggyback trailer fleet had been overstated in 1999, 2000 and the first three months of 2001;
(5)	Income earned on intercompany transactions with our 50% owned subsidiary CAI had not been eliminated from the equity earnings recorded for this subsidiary;
(6)	Deferred tax asset valuation allowances related to the realization of our net operating losses and other tax assets were understated;
(7)	The net book value of certain containers, acquired from an investment partnership in December 1996, was overstated;
(8)	Adjustments were required relating to certain inter-company accounts with foreign subsidiaries that had not been reconciled at December 31, 2000 and 2001;
(9)	The accounting for an insurance claim for a defaulted lease was changed, which resulted in a reduction to recorded receivables due from the insurance carrier and, correspondingly, reduced lease revenues and other income for certain amounts billable under the lease contract that are not probable of collection from the lessee but which we believe are fully collectible under the insurance contract; and
(10)	Other adjustments were made, consisting primarily of changes in accruals and estimates as well as reclassification of previously recorded entries to proper periods.

The impact of these items on our previously issued financial statements for 2001 and 2000 is summarized below. While the restatement was necessary, we believe that these changes to our previously issued financial statements do not represent a material change in our financial condition or result in a material increase in the amount of our future obligations or our future cash needs.

Because our financial restatement and the re-audits, as well as the completion of the internal investigations by special counsel to our Audit Committee, prevented the timely completion of our financial statements and Annual Report on Form 10-K for the year ended December 31, 2002 and our financial statements and Quarterly Reports on Form 10-Q for interim periods in 2003, we requested and received necessary waivers under our debt agreements. Most of these waivers, as currently in effect, waive any default resulting from the late preparation and filing with the SEC of our financial statements and required periodic reports for 2002 and the first three quarters of 2003, provided that our 2002 Annual Report on Form 10-K is filed with the SEC by January 9, 2004, and our Quarterly Reports on Form 10-Q for the first three quarters of 2003 are filed with the SEC by January 31, 2004, February 29, 2004, and March 31, 2004, respectively. We have not requested or received waivers with respect to our Annual Report on Form 10-K for the year ending December 31, 2003 or our Quarterly Reports on Form 10-Q for 2004, although we anticipate requesting such waivers prior to March 31, 2004.

Following our announcement in July 2003 that our Audit Committee had commissioned an internal investigation by special counsel into our accounting, we were notified that the SEC had opened an informal investigation of Interpool. As we anticipated, this investigation was subsequently converted to a formal investigation and remains pending as of the date of this report. The New York office of the SEC has received a copy of the written report of the internal investigation and has issued subpoenas requesting documents and information from our Audit Committee and certain other parties. We have also been advised that the United States Attorney's office for the District of New Jersey has received a copy of the written report of the internal investigation and has opened a parallel investigation focusing on certain matters described in the report by the Audit Committee's special counsel, Morrison & Foerster LLP. We have been informed Interpool is not a subject or a target of the investigation by the U.S. Attorney's office. We are fully cooperating with both of these investigations.

Overall Impact of the Restatement

The tables below show the effect of the restatement on our previously reported results for the years ended December 31, 2001 and 2000:

                                                                      Year Ended December 31, 2001
                                                                      ----------------------------
                                                        Income before
                                                       taxes and change                  Income        Income
                                                        in accounting        Net        Per Share     Per Share
                                                          principle        Income        (Basic)      (Diluted)
                                                          ---------        -------       -------       --------

Previously reported                                        $49,723         $42,480        $1.55         $1.47

Lease accounting                                            (1,817)         (2,023)       (0.07)        (0.07)
Residual guarantees                                          2,150           1,290         0.05          0.05
Swap accounting                                             (6,435)         (4,320)       (0.16)        (0.15)
Income on piggyback trailer fleet                              (26)            (16)       (0.00)        (0.00)
Intercompany transactions with CAI                          (1,290)         (1,121)       (0.04)        (0.04)
Reduction in carrying value of containers                       38              36         0.00          0.00
Deferred tax asset valuation                                     0            (924)       (0.03)        (0.03)
Intercompany account reconciliations                        (1,305)         (1,259)       (0.05)        (0.04)
Accounting for insurance claim                              (5,125)         (4,497)       (0.16)        (0.16)
Changes in accruals and estimates
   Bonus accrual                                              (614)           (369)       (0.01)        (0.01)
   Estimated repair costs incurred on equipment               (728)           (437)       (0.02)        (0.02)
   Other                                                       663             565         0.02          0.02
                                                      --------------------------------------------------------
Net restatements                                           (14,489)        (13,075)       (0.47)        (0.45)
                                                      --------------------------------------------------------

As restated, before reclassifications of
extraordinary items and discontinued
operations                                                  35,234          29,405         1.08          1.02

Changes in accounting for adoption of SFAS 133 in
2001                                                           ---            (833)       (0.03)        (0.03)
Elimination of discontinued operations
classification and gain on sale of PCR                      (2,660)           (468)       (0.02)        (0.02)
Adoption in 2002 of SFAS 145 on retirement of debt             930             ---         ---           ---
                                                      --------------------------------------------------------
As restated                                                $33,504         $28,104        $1.03         $0.97
                                                      ========================================================

                                                                        Year Ended December 31, 2000
                                                                        ----------------------------
                                                      Income before
                                                     taxes and change               Income Per
                                                      in accounting                    Share      Income Per
                                                        principle      Net Income     (Basic)   Share (Diluted)
                                                        ---------      ----------     -------   ---------------

Previously reported                                      $49,975         $44,456       $1.62         $1.62

Lease accounting                                            (116)            133        0.01          0.01
Residual guarantees                                          525             315        0.01          0.01
Income on piggyback trailer fleet                         (1,448)           (869)      (0.03)        (0.03)
Intercompany transactions with CAI                          (762)           (603)      (0.02)        (0.02)
Reduction in carrying value of containers                     38              36        0.00          0.00
Deferred tax asset valuation                                   0            (584)      (0.02)        (0.02)
Intercompany account reconciliations                       1,178           1,137        0.04          0.04
Changes in accruals and estimates
   Bonus accrual                                             614             369        0.01          0.01
   Estimated repair costs incurred on equipment              340             204        0.01          0.01
   Other                                                     257             106        0.00          0.00
                                                    --------------------------------------------------------
Net restatements                                             626            244        0.01          0.01
                                                    --------------------------------------------------------

As restated, before reclassifications of
extraordinary items and discontinued
operations                                                50,601          44,700        1.63          1.63

Elimination of discontinued operations
classification                                             1,606             ---      ---           ---
Adoption in 2002 of SFAS 145 on retirement of debt         1,400             ---      ---           ---

                                                    --------------------------------------------------------
As restated                                              $53,607        $44,700       $1.63         $1.63
                                                    ========================================================

In addition to the amounts above, we recorded a reduction of approximately $2.0 million to retained earnings and stockholders equity at December 31, 1999.

The cumulative effect of all of the restatements was a decrease in retained earnings of $16.1 million and $1.7 million at December 31, 2001 and December 31, 2000, respectively. In addition, the restatements resulted in a decrease to accumulated comprehensive loss of $4.9 million at December 31, 2001.

While the restatement was necessary, we do not believe that the changes to the previously issued financial statements represent a material change in our financial condition or result in a material increase in the amount of our obligations going forward or our future cash needs. In connection with the completion of our internal investigation and the re-audits of our financial statements, we have received waivers related to the timely reporting of financial data under our debt agreements.

For further discussion of the restatement, see Note 2 to the Consolidated Financial Statements.

General

We generate revenues through leasing transportation equipment, primarily intermodal chassis and dry freight standard containers. Most of our revenues are derived from payments under operating leases and from income earned under finance leases, under which the lessee generally has the right to purchase the equipment at the end of the lease term.

Revenue derived from an operating lease generally consists of the total lease payment from the customer. In 2002, 2001 and 2000, revenues derived from operating leases were $290.9 million (89% of revenues), $312.2 million (92% of revenues), and $263.7 million (92% of revenues), respectively.

Revenue derived from a direct finance lease consists only of income recognized over the term of the lease using the effective interest method. The principal component of the direct finance lease payment is reflected as a reduction to the net investment in the direct finance lease. In 2002, 2001 and 2000, total payments from direct finance leases were $96.0 million, $91.8 million, and $100.4 million, respectively. In 2002, 2001 and 2000, the revenue component of total lease payments totaled $36.2 million (11% of revenues), $26.5 million (8% of revenues), and $23.8 million (8% of revenues), respectively.

Our mix of operating and direct finance leases is a function of customer preference and demand and our success in meeting those customer requirements. During the initial two years of either an operating lease or a direct finance lease, the contribution to our earnings before interest and taxes is very similar. In subsequent periods however, the operating lease will generally be more profitable than a direct finance lease, primarily due to the return of principal inherent in a direct finance lease. However, after the long-term portion (and any renewal) of an operating lease expires, the operating lease will have redeployment costs and related risks that are avoided under a direct finance lease.

We conduct business with shipping line customers throughout the world and are thus subject to the risks of operating in disparate political and economic conditions. Offsetting this risk is the worldwide nature of the shipping business and the ability of our shipping line customers to shift their operations from areas of unfavorable political and/or economic conditions to more promising areas. Approximately 98% of our revenues are billed and paid in U.S. dollars. We believe these factors substantially mitigate foreign currency rate risks.

Our container leasing operations are conducted through our subsidiary, Interpool Limited, a Barbados corporation. Our effective tax rate benefits substantially from the application of an income tax convention, pursuant to which the profits of Interpool Limited from container leasing operations are exempt from federal taxation in the United States. These profits are subject to Barbados tax at rates that are significantly lower than the applicable rates in the United States. (See "--United States Federal Income Tax", below within this Item 7.) Our chassis leasing operations are conducted primarily through Trac Lease, Inc. ("Trac Lease") and Interpool. The short-term portion of our container leasing operations is conducted through our 50%-owned consolidated subsidiary, CAI. A portion of our other United States equipment leasing activities are conducted through Interpool itself.

On June 27, 2002, our 50% owned subsidiary, CAI, which concentrates on short term container leasing, entered into a new $110 million senior credit agreement with a group of financial institutions. To facilitate the closing of this new credit facility, we agreed to extend the repayment terms of an outstanding subordinated note of CAI held by us and modified certain financial covenants of the note. At the same time, we were granted the right to appoint a majority of CAI's board of directors. As a result of these transactions and gaining a majority position on CAI's board, our financial statements include CAI as a consolidated subsidiary commencing June 27, 2002. Previously, CAI was accounted for under the equity method of accounting. Our share of the equity earnings (losses) of CAI for the periods prior to June 27, 2002 has been recorded in "(Income)/Loss for Investments Accounted for Under the Equity Method" in the accompanying Consolidated Statements of Income. For the period from June 27 through December 31, 2002, CAI's results of operations have been included in the appropriate captions on the accompanying Consolidated Statements of Income. The assets and liabilities of CAI at December 31, 2002 have been included on the accompanying Consolidated Balance Sheet.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues. Our revenues decreased to $327.1 million for the year ended December 31, 2002, from $338.7 million in the year ended December 31, 2001, a decrease of $11.6 million or 3%. The decrease was primarily attributable to our December 31, 2001 sale of PCR that resulted in reduced leasing revenues of $31.0 million, partially offset by $20.7 million of incremental leasing revenues as a result of consolidating CAI. In addition, operating lease revenues decreased $10.7 million, partially offset by increased finance lease revenues of $9.7 million. Although our container and chassis fleets increased in size by 14% and 7%, respectively as compared to the year ended December 31, 2001, the operating lease revenue declined due to reductions in the daily rental rates of 15% for containers and 9% for chassis. The decrease in container rates resulted from the termination of leases with higher rates that were written when the cost of equipment was higher than it is currently. These leases are being replaced by leases with lower rates reflecting the current cost of equipment. Our chassis rates declined as a result of the acquisition, in December 2001, of 20,700 used chassis on hire at per diem rates lower than our existing fleet. In addition, a change to California law, which made the lessee of the equipment responsible for the payment of licensing costs, lowered the rates since these costs were previously recovered through per diem rates. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire. Under this method, utilization rates of our container fleet and our domestic intermodal chassis operating fleet at December 31, 2002 were 98% and 93%, respectively, as compared to 96% and 93%, respectively, at December 31, 2001. The utilization rates of our container fleet, considering CAI's actual utilization rates for our containers managed by CAI, were 92% and 89% at December 31, 2002 and 2001, respectively. The weighted average revenue per day earned by us for our containers managed by CAI was $.93 and $1.09 per unit for the years ended December 31, 2002 and 2001, respectively. The reduction in revenue per day was the result of lower rates in the short term leasing market.

Lease Operating and Administrative Expenses. Our lease operating and administrative expenses decreased to $103.9 million for the year ended December 31, 2002 from $128.9 million in the year ended December 31, 2001, a decrease of $25.0 million or 19%.

The decrease was primarily due to:

•	A reduction of $27.8 million resulting from the sale of PCR as of December 31, 2001.
•	An increase of $11.5 million resulting from the consolidation of the activities of CAI.
•	A reduction in California licensing costs of $5.8 million due to a change in California law, which made the user of the equipment, not the lessor, responsible for the payment of the licensing fees. This reduction in expense has brought about a reduction in operating lease revenues since these licensing costs were previously recovered through increased rental rates.
•	An increase in storage costs of $3.4 million primarily due to the recovery of equipment from a customer in default and the increased size of our fleet.
•	An increase in maintenance and repair costs of $3.7 million primarily due to the refurbishment of chassis for use within the chassis product line.
•	A reduction in positioning and handling expense of $2.4 million primarily due to the recovery of equipment from a customer in default for which the majority of the recovery effort took place in 2001.
•	A reduction in insurance expense of $1.9 million primarily due to the termination for a portion of 2002 of insurance to cover losses from lessee insolvencies, bankruptcies and defaults.
•	A reduction in equipment rental expense of $1.9 million for equipment leased from The Ivy Group, an entity controlled by certain current and former officers and directors, for the period prior to July 1, 2001.
•	A reduction in California use taxes of $1.2 million related to the TA assets acquired in October 2000.
•	A decrease in salaries of $1.1 million primarily resulting from reduced headcount following the completion of the integration of the assets acquired from TA and the consolidation of the operations.

Lease operating and administrative expenses for 2003 are expected to increase due to the costs of the restatement and the investigation conducted by the Audit Committee as well as severance payments to be made to two of our former officers.

Provision for Doubtful Accounts. Our provision for doubtful accounts decreased to $7.8 million for the year ended December 31, 2002 from $9.0 million for the year ended December 31, 2001. The decrease was primarily attributable to $3.1 million of provisions (provided in 2001) related to amounts billed to a lease customer that went into default which were no longer probable of collection from the lessee, partially offset by increased reserves for a specific customer which became part of our non-performing receivables during 2002. During 2002, we experienced an increase in our non-performing receivables of $5.1 million. As of December 31, 2002 and 2001, our non-performing receivables, net of applicable reserves, were 2.54% and 5.96%, respectively, of accounts and notes receivables, net. Our provision for doubtful accounts is provided based upon a review of the outstanding receivables and an evaluation of the adequacy of the allowance for doubtful accounts. The adequacy of our allowance for doubtful accounts is periodically reviewed based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of finance lease receivables. (See Note 4 to the Consolidated Financial Statements.)

Fair Value Adjustment for Derivative Instruments. Our non-cash market value adjustment for derivative instruments expense decreased to $5.5 million for the year ended December 31, 2002 from $8.2 million in the year ended December 31, 2001, a decrease of $2.7 million. This decrease is comprised of the following items:

•	The change in the fair value of interest rate swaps accounted for as free standing derivatives (including the amortization of amounts included in accumulated other comprehensive income upon the adoption of SFAS No. 133 on January 1, 2001) was a loss of $5.6 million in 2002 as compared to a loss of $8.1 million in 2001; and
•	The amount of ineffectiveness recognized for interest rate swaps that are accounted for as cash flow hedges of variable rate debt was income of $.1 million in 2002 as compared to a loss of $.1 million in 2001.

Depreciation and Amortization of Leasing Equipment. Our depreciation and amortization expenses increased to $93.5 million for the year ended December 31, 2002, from $79.7 million for the year ended December 31, 2001, an increase of $13.8 million or 17%.

The increase was primarily due to additions to our fleet as well as:

•	An increase in depreciation expense of $8.7 million resulting from the consolidation of the activities of CAI.
•	Depreciation savings of $7.0 million and $.5 million due to the changes to our depreciation policy for chassis and containers, respectively. (See Note 1 to the Consolidated Financial Statements for further information regarding the depreciation policy changes for chassis and containers).
•	A decrease in depreciation expense of $6.0 million resulting from the sale of PCR as of December 31, 2001.
•	An impairment write-down of $2.2 million based on an evaluation on the carrying value of our long-lived assets.
•	An impairment write-down of $1.9 million for defective units supplied by a specific manufacturer for which the expenses are not recoverable due to the bankruptcy of the manufacturer.
•	A write off of $7.5 million which represents the book value of the unrecovered equipment from a lease customer in default.
•	Reduced depreciation expense of $1.3 million as a result of our sale of rail trailers and domestic containers to GE Capital Corporation in March 2001.

Losses for Investments Accounted for Under the Equity Method. The increase in losses for investments accounted for under the equity method of $5.8 million during the year ended December 31, 2002 as compared to the prior year period resulted primarily from increased equity method losses of CAI that we recorded through June 26, 2002, at which time CAI became our consolidated subsidiary. For the period from January 1, 2002 through June 26, 2002, our share of the equity losses of CAI was $4.0 million, as compared to equity losses of CAI of $.2 million for the year ended December 31, 2001. The increase in losses was primarily the result of CAI recording an impairment loss of $3.5 million related to equipment held for sale that was impaired, as well as a change in the container depreciation policy which resulted in an increase in CAI's depreciation of $1.3 million. These two items increased losses we recorded by $1.6 million, net of CAI's tax benefit. The remaining increase in losses resulted from reduced operating performance of the CAI fleet. In addition, for the year ended December 31, 2002, we recorded $2.6 million representing our share of equity losses as a result of certain other investments accounted for under the equity method of accounting, as compared to equity losses of $0.6 million for the year ended December 31, 2001.

Other (Income)/Expense, Net. We had other (income)/expense, net of $1.1 million during the year ended December 31, 2002 compared to $(9.8) million in 2001. The increase of $10.9 million from the year ended December 31, 2001 was due to:

•	The establishment of a reserve for our notes receivable from PCR ($4.0 million), which effectively reduced the carrying value of these notes to zero during 2002, and the establishment of a reserve for our guarantee of PCR debts due to third parties as well as other liquidation accruals which are our responsibility ($5.7 million).
•	The write off of Microtech's $1.4 million of computer equipment related receivables from PCR which have been determined to be uncollectible.
•	The sale of our Chicago property, which had been acquired as part of the acquisition of TA and resulted in a gain of $4.8 million recorded in the second quarter of 2002.
•	Additional losses of $3.0 million primarily resulting from the sale of leasing equipment recovered from a customer in default.
•	A $1.6 million increase for income recorded in 2002 ($10.6 million) over 2001 ($9.0 million) for costs incurred and losses realized on a defaulted lease that we expect to recover through our insurance policy.
•	Payments of $2.7 million made to PCR by a company controlled by certain of our officers and directors which were expensed.
•	Gain of $1.8 million on the sale of rail trailers and domestic containers previously owned by us to GE Capital Corporation during the three months ended March 31, 2001.
•	Fee income of $.5 million as a result of our acting as an agent and arranging a lease transaction between two parties.

Interest Expense. Our interest expense increased to $108.3 million in the year ended December 31, 2002 from $98.3 million in the year ended December 30, 2001, an increase of $10.0 million or 10%. The increase in interest expense was primarily attributable to $2.3 million of incremental interest expense as a result of consolidating CAI, deferred financing fees of $4.8 million which were written off when we refinanced certain of our debt instruments, and increased borrowings to fund capital expenditures, resulting in incremental interest expense of $10.3 million. These increases to interest expense were partially offset by reduced interest rates resulting in reduced interest expense of $7.3 million.

Interest Income. Our interest income decreased to $4.6 million in the year ended December 31, 2002 from $9.4 million in the year ended December 31, 2001, a decrease of $4.8 million or 51%. The decrease in interest income was primarily due to reduced earnings on invested cash balances due to lower interest rates.

Minority Interest (Income)/Expense, Net. The change in minority interest (income)/expense, net of $2.3 million for the year ended December 31, 2002 as compared to the prior year period resulted primarily from:

•	An increase in minority interest expense for dividends and distributions paid by Chassis Holdings I LLC ("Chassis Holdings") of $3.2 million for the year ended December 31, 2002 as compared to $1.7 million in 2001. This increase for 2002 reflects a full year of operation for Chassis Holdings, a consolidated subsidiary which was formed on July 1, 2001.
•	A reduction in minority interest income of $2.1 million resulting from losses sustained by Microtech and PCR for the year ended December 31, 2001. During 2001, we acquired the remaining 24.5% ownership stake in Microtech, thereby increasing our ownership in Microtech to 100%. In addition, on December 31, 2001, we completed the contractual sale of its 51% ownership stake of PCR. As a result, neither PCR nor Microtech are included in minority interest (income)/expense, net for 2002.
•	An increase in minority interest income of $1.3 million as a result of the consolidation of CAI effective June 27, 2002.

(Benefit)/Provision for Income Taxes. We recorded an income tax benefit of $1.4 million for the year ended December 31, 2002 as compared to a tax provision of $5.4 million for the year ended December 31, 2001. This reduction in the provision for income taxes was caused by lower pre-tax income before cumulative effect of change in accounting principle of $30.5 million. The international container division that is taxed at lower rates based upon the income tax convention between the United States and Barbados, contributed favorably to pre tax income. Losses contributed by the domestic intermodal division, which are taxed at higher United States tax rates, provided a tax benefit. These losses include certain expenses related to the liquidation of PCR for which no tax benefit will be realized. The 35% statutory tax rate applied to these losses would have given rise to additional tax benefits of $1.2 million. Additionally, other provisions for deferred tax asset valuation allowances decreased tax benefits by $6.3 million.

Net Income. As a result of the factors described above, our net income decreased to $4.4 million in the year ended December 31, 2002 from $28.1 million in the year ended December 31, 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues. Our revenues increased to $338.7 million for the year ended December 31, 2001, from $287.6 million in the year ended December 31, 2000, an increase of $51.1 million or 18%. The increase was primarily attributable to our October 2000 acquisition of TA chassis which resulted in $58.2 million of additional leasing revenue, partially offset by reduced operating lease revenues contributed by PCR ($5.4 million) and Microtech ($1.7 million) as compared to the prior year period. In addition, finance lease revenues increased $2.6 million and operating lease revenues decreased $2.6 million as compared to the prior year period. Although our container and chassis fleets increased in size by 19% and 2%, respectively as compared to the year ended December 31, 2000, the operating lease revenue increased at a slower rate due to reductions in the daily rental rates of 10% for containers while daily rental rates remained the same for chassis as compared to the prior year. The decrease in container rates resulted from the termination of leases with higher rates that were written when the cost of equipment was higher than it is currently. These leases are being replaced by leases with lower rates reflecting the current cost of equipment. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire. Under this method, utilization rates of our container fleet and domestic intermodal chassis operating lease fleet at December 31, 2001 were 96% and 93%, respectively, and at December 31, 2000 were 99% and 97%, respectively. The utilization rates of our container fleet, considering CAI's actual utilization rates for our containers managed by CAI, were 89% and 95% at December 31, 2001 and 2000, respectively, due to weak market conditions. The weighted average revenue per day earned on the CAI managed assets was $1.09 and $1.31 per unit for the years ended December 31, 2001 and 2000, respectively. The reduction in revenue per day was the result of lower utilization of the equipment in the short term leasing market.

Lease Operating and Administrative Expenses. Our lease operating and administrative expenses increased to $128.9 million for the year ended December 31, 2001 from $90.6 million in the year ended December 31, 2000, an increase of $38.3 million or 42%.

The increase was primarily due to:

•	The October 2000 acquisition of assets from TA that resulted in $21.4 million of incremental lease operating and administrative expense.
•	An increase in equipment rental expense of $4.8 million primarily due to the operating lease sale/leaseback transactions entered during the fourth quarter of 2000.
•	An increase in storage costs of $5.6 million primarily due to the recovery of equipment from a customer in default and the increased size of our fleet.
•	An increase in maintenance and repairs expense of $4.2 million primarily due to repairs on our operating lease fleet.
•	An increase in positioning and handling expense of $1.6 million primarily due to the recovery of equipment from a customer in default.
•	An increase in salary expense of $1.3 million primarily due to increased headcount as a result of the October 2000 acquisition of assets from TA.
•	A reduction of $1.0 million in lease administrative and operating expense incurred by Microtech as compared to the prior year period.

Provision for Doubtful Accounts. Our provision for doubtful accounts increased to $9.0 million for the year ended December 31, 2001 from $3.8 million in the year ended December 31, 2000. The increase was primarily attributable to $3.1 million of provisions related to amounts billed to a lease customer that went into default which were no longer probable of collection from the lessee, as well as additional reserves provided for specific customers in default under their lease obligations. During 2001, we experienced a decrease in our non-performing receivables of $8.2 million; primarily as a result of $18.3 million in write-offs in 2001 as compared to $0.8 in 2000. As of December 31, 2001 and 2000, our non-performing receivables, net of applicable reserves, were 5.96-% and 7.34%, respectively, of accounts and notes receivables, net. Our provision for doubtful accounts is provided based upon a review of the outstanding receivables and an evaluation of the adequacy of the allowance for doubtful accounts. The adequacy of our allowance for doubtful accounts is periodically reviewed based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of finance lease receivables. (See Note 4 to the Consolidated Financial Statements).

Depreciation and Amortization of Leasing Equipment. Our depreciation and amortization expenses increased to $79.7 million for the year ended December 31, 2001 from $66.1 million for the year ended December 31, 2000, an increase of $13.6 million or 21%.

The increase was primarily due to additions to the fleet as well as:

•	An increase in depreciation expense of $12.4 million resulting from the October 2000 acquisition of assets from TA.
•	Reduced depreciation expense of $3.9 million as a result of our sale of rail trailers and domestic containers to GE Capital Corporation in March 2001.
•	Depreciation savings of $2.7 million due to the changes to our depreciation policy for chassis. (See Note 1 to the Consolidated Financial Statements for further information regarding the depreciation policy changes for chassis and containers).
•	A decrease in depreciation expense of $1.0 million relative to Microtech and PCR compared to the prior year period.

Losses for Investments Accounted for Under the Equity Method. The increase in losses for investments accounted for under the equity method of $.2 million during the year ended December 31, 2001 as compared to the prior year period resulted primarily from an increase in our equity losses from our unconsolidated subsidiaries, which are accounted for under the equity method of accounting.

Other (Income)/Expense, Net We had other (income)/expense, net of $(9.8) million during the year ended December 31, 2001 compared to $1.5 million in 2000. The change in other (income)/expense, net of $11.3 million from the year ended December 31, 2000 was due to:

•	$9.0 million of income recorded in 2001 for costs incurred and losses realized on a defaulted lease that we expect to recover through our insurance policy.
•	A gain of $1.8 million on the sale of rail trailers and domestic containers previously owned by us to GE Capital Corporation during the three months ended March 31, 2001.
•	A reduction in gains on retirement of debt of $.5 million as compared to the prior year period.
•	A reduction in losses of $.9 million resulting from the sale of leasing equipment as compared to the prior year period.

Interest Expense. Our interest expense increased to $98.3 million in the year ended December 31, 2001 from $87.8 million in the year ended December 31, 2000, an increase of $10.5 million or 12%. The increase in interest expense was primarily due to increased borrowings to fund assets acquired from TA and fund capital expenditures, resulting in incremental interest expense of $12.4 million, partially offset by reduced interest rates resulting in reduced interest expense of $1.9 million.

Interest Income. Our interest income decreased to $9.4 million in the year ended December 31, 2001 from $17.2 million in the year ended December 31, 2000, a decrease of $7.8 million or 45%. The decrease in interest income was primarily due to reduced earnings on invested cash balances, as well as reduced cash balances on hand during 2001. Average cash balances on hand during 2000 were higher than 2001 in anticipation of our acquisition of TA assets in October 2000.

Minority Interest (Income)/Expense, Net. The change in minority interest (income)/expense, net of $1.2 million for the year ended December 31, 2001 as compared to the prior year period resulted primarily from an increase in minority interest income of $2.9 million resulting from losses sustained by Microtech and PCR for the year ended December 31, 2001 as compared to the prior year period, partially offset by $1.7 million in dividends and distributions paid by Chassis Holdings I LLC, which was formed in July 2001.

Provision for Income Taxes. Our provision for income taxes decreased to $5.4 million for the year ended December 31, 2001 from $9.6 million for the year ended December 31, 2000. This reduction in the provision for income taxes was caused by lower pre-tax income before cumulative effect of change in accounting principle of $20.1 million. The international container division that is taxed at lower rates based upon the income tax convention between the United States and Barbados, contributed the majority of the pre tax income. In addition, there were losses relating to PCR for which tax benefits of $0.7 million will not be realized and a provision for deferred tax asset valuation allowances that increased tax expense by $0.9 million.

Income Before Cumulative Effect of Change in Accounting Principle. As a result of the factors described above, our income before cumulative effect of change in accounting principle was $28.1 million in the year ended December 31, 2001 versus $44.0 million in the year ended December 31, 2000.

Cumulative Effect of Change in Accounting Principle. We recorded the cumulative effect of a change in accounting principle of $.7 million in 2000 resulting from a change in our accounting for our maintenance and repairs expense from the accrual in advance to the direct expense method.

Net Income. As a result of the factors described above, our net income decreased to $28.1 million in the year ended December 31, 2001 from $44.7 million in the year ended December 31, 2000.

Liquidity and Capital Resources

Historically, we have used funds from various sources to meet our corporate obligations and to finance the acquisition of equipment for lease to customers. The primary funding sources have been cash provided by operations, borrowings (generally from banks), securitization of lease receivables, the issuance of capital lease obligations and the sale of our securities. In addition, we have generated cash from the sale of equipment being retired from our fleet. In general, we have sought to meet debt service requirements from the leasing revenue generated by our equipment.

We have usually funded a significant portion of the purchase price for new containers and chassis through borrowings under our revolving credit agreement and other lines of credit or through secured financings with the financial institutions with which we have relationships. Throughout our years in business, we have been successful in completing financings on favorable terms on a regular basis and in the ordinary course of our business. However, while we have successfully completed several significant financings during 2003 (See Note 21 to the Consolidated Financial Statements for further discussion), our ability to borrow funds on favorable terms has been severely limited since March 31, 2003 because of the restatement to our historical financial statements, the related Audit Committee and SEC investigations and the delay in completing our audited 2002 financial statements and filing our Form 10-K for 2002. Our reduced ability to borrow funds on favorable terms has required us to reduce the level of new business we have written with customers.

In addition, although we have in the past paid our equipment manufacturers, most of which are located in China, for our acquisitions of containers and chassis within normal trade terms (generally 60-90 days), in recent months we have generally not been able to make payments on this schedule because of the limited availability of new financings. As a result, we have negotiated extensions of these trade terms and have obtained approval of our manufacturers to defer our payment obligations to them. As of December 22, 2003, the total amount we owed to these manufacturers for equipment already delivered (most of which has been placed into service in our fleet) or committed to purchase was approximately $120.5 million. Of this amount, $54.6 million of such trade debt is represented by promissory notes we issued to these manufacturers during 2003, each of which originally provided for payment in full by November 30, 2003. We advised our manufacturers that we intended to satisfy a total of $54.0 million of these outstanding obligations in December 2003, with the remaining balances to be paid in January or February 2004. Our manufacturers have consented to this payment schedule. We have made the payments due in December 2003 to these manufacturers. We may seek further deferrals from these manufacturers.

We currently intend to fund our remaining payment obligations to these manufacturers with proceeds from one or more financings that are currently in process. We have received a signed commitment from a bank regarding a term loan facility of up to $100.0 million, which would be secured by newly acquired equipment. While this financing is not assured and remains subject to documentation and other customary closing conditions before it would be consummated, our discussions with this institution are at an advanced stage as of the date of filing of this Annual Report on Form 10-K and the preparation of formal legal documentation for this loan has been commenced by counsel for the lender.

We also have had discussions with other financial institutions, though at a more preliminary stage, regarding other potential financing transactions that we believe could be consummated early in 2004. Therefore, we believe that we should be able to obtain the financing necessary for us to satisfy our remaining manufacturer payment obligations in the near future. We may also elect to fund a portion of our remaining obligations to our manufacturers through use of our available cash (subject to obtaining approval from certain lenders, if required).

While we are optimistic that we will be able to obtain the financing necessary to enable us to satisfy our remaining manufacturer obligations on the schedule we have presented to our manufacturers, in the event that we are unable to promptly consummate one or more financings of at least $50 million, our available cash resources would likely not be sufficient to make the remaining payments that may be required by our manufacturers, and one or more of these manufacturers could take action against us. These actions could be very disruptive to our business and might include the commencement of legal proceedings (either in the United States or in another country), exercising offset rights with respect to lease payments due from lessees under common ownership or otherwise affiliated with the manufacturer, directing lessees of equipment not yet paid for to make their lease payments to the manufacturer, or seeking to take possession of equipment sold to us for which payment had not been made. Even without any such action being taken, our future relationships with these manufacturers could be adversely affected by any failure to meet the agreed upon schedule of payments. In addition, the taking of such action by one or more manufacturers, or the possibility that such action could be taken based upon our failure to satisfy our remaining payment obligations to these manufacturers, may prompt one or more of our other lenders to claim that a cross-default has occurred under the provisions of such lender's debt instruments and to attempt to declare the obligations due to such lender immediately due and payable. If at that time we were to be unable to pay these obligations in full or obtain additional deferrals from, or otherwise satisfy, the manufacturers, such a lender might attempt to exercise its rights as a secured creditor with respect to its collateral or take other action against us. Accordingly, we believe it is in our best interests for us to pay our obligations to our equipment manufacturers as promptly as possible.

Because our financial restatement and re-audits, as well as the completion of the internal investigations by special counsel to our Audit Committee, prevented the timely completion of our financial statements and Annual Report on Form 10-K for the year ended December 31, 2002 and our financial statements and Quarterly Reports on Form 10-Q for interim periods in 2003, we requested and received necessary waivers under our debt agreements. Most of these waivers, as currently in effect, waive any default resulting from the late preparation and filing with the SEC of our financial statements and required periodic reports for 2002 and the first three quarters of 2003, provided that our Annual Report on Form 10-K is filed with the SEC by January 9, 2004, and our Quarterly Reports on Form 10-Q for the first three quarters of 2003 are filed with the SEC by January 31, 2004, February 29, 2004, and March 31, 2004, respectively. We hope that we will be able to make these SEC filings by the applicable dates. We have not requested or received waivers with respect to our Annual Report on Form 10-K for the year ending December 31, 2003, or our Quarterly Reports on Form 10-Q for 2004, although we anticipate requesting such waivers prior to March 31, 2004. In the event that any additional waiver is required and cannot be obtained before the applicable deadline, we might be in violation of the terms of the applicable indebtedness, and the lender could exercise its right to declare us in default, accelerate the indebtedness owed to such lender, and take other action against us. Moreover, the taking of any such action, or the possibility that such action could be taken, could cause one or more of our other financial institutions to take action against us. As described below, in connection with the receipt of certain waivers, we agreed to certain modifications to the terms of several of our debt agreements, including in a few cases, the pledging of additional collateral and changes to amortization schedules. Several of these waivers provide by their terms that the waiver is void if certain events occur, such as a declaration of default by one or more of our other lenders, or the commencement of civil or criminal proceedings against us or any adverse action by the SEC or the New York Stock Exchange, if such action has a material adverse effect upon our ability to perform our contractual obligations. To date, we do not believe that any of these actions has occurred. In addition, several of the waivers are contingent upon a determination by the applicable lender that the changes resulting from our financial restatement to our historical financial statements for 2001 and 2000 and the first nine months of 2002 do not represent a material change to our financial condition for these periods as originally reported. While the restatement was necessary, we believe that our revised financial statements do not represent such a material change, but we cannot assure that our lenders would reach a similar conclusion. In the event any of our existing waivers ceased to be effective by its terms, we could be deemed to be in violation of the terms of the indebtedness to which the waiver relates.

In this event of any default or violation under the terms of our indebtedness, one or more of our lenders could exercise their right to declare us in default, accelerate the indebtedness owed to such lenders, and take other actions against us, such as attempting to exercise rights as a secured creditor with respect to any collateral. If any of these circumstances were to occur, we might not be able to meet our obligations to our lenders and other creditors and might not be able to prevent such parties from taking actions that could jeopardize our ability to continue to operate our business.

In connection with our delayed SEC filings and the receipt of waivers from our lenders necessitated by the delayed filings, the members of our Board of Directors and certain of their affiliates who own shares of our common stock have agreed to defer their receipt of any dividend payments, including those we may declare in the future, until we are in compliance with all SEC filing requirements.

Cash Flow Through 2002

Between 1990 and the early part of 2003, we steadily increased our fleet of chassis and containers and added to our portfolio of finance leases. We provided (used) cash flow from operations of $120.1 million, $410.8 million, and $(155.7) million in 2002, 2001 and 2000, respectively. In 2002, 2001 and 2000 net cash (used for) provided by financing activities was $123.1 million, $(216.5) million, and $631.0 million, respectively. We purchased equipment and entered into direct finance leases requiring funding of $256.0 million in 2002, $328.2 million in 2001, and $286.8 million in 2000. Although, as noted above, our equipment purchases have decreased in 2003, we plan to resume increasing the size of our chassis and container fleets in 2004, once financing is available to us.

The following table sets forth certain historical cash flow information for the three years ended December 31, 2002.

                                                                                        Year Ended December 31,
                                                                                                  2001        2000
                                                                                      2002      restated    restated
                                                                                      ----      --------    --------
                                                                                         (Dollars in millions)

Net cash provided by (used for) operating activities                                  $120.1       $410.8    $(155.7)
Proceeds from disposition of leasing equipment                                          12.0         15.6       83.9
Acquisition of leasing equipment                                                       191.9        201.4      198.2
Investment in direct financing leases                                                   64.1        126.8       88.6
Net collections on direct finance leases                                                59.7         65.3       76.6
Net proceeds (payments) of issuance of long-term debt and capital lease obligations in excess of payment of long-term debt and capital lease
obligations                                                                            203.8        (91.0)     483.6

Contractual Obligations and Commercial Commitments

We and our subsidiaries are parties to various operating and capital leases and are obligated to make payments related to our long term borrowings. (See Notes 4 and 5 to the Consolidated Financial Statements.) We are also obligated under various commercial commitments, including obligations to our equipment manufacturers. In the past, our equipment manufacturer obligations have been in the form of conventional accounts payable and have been satisfied within normal trade terms. As discussed above, in 2003, we have not been able to pay our manufacturers on this schedule and have converted a total of $54.6 of these obligations into promissory notes, which matured by their terms on November 30, 2003. We obtained approval from our manufacturers to defer payment of a portion of these obligations provided we make payments totaling $54.0 million to them in December 2003. We have made the payments due in December 2003 to the manufacturers. We are seeking to satisfy our remaining payment obligations to our manufacturers as promptly as possible.

The following tables summarize our contractual obligations and commercial commitments at December 31, 2002.

                                                                     Amounts Due by Period
                                                                     (Dollars in millions)
                                        ---------------------------------------------------------------------
                                                   Less than 1
  Contractual Obligations               Total          year         1-3 years      4-5 years    After 5 years
  -----------------------               -----          ----         ---------      ---------    -------------

Long Term Debt                          $823.0        $100.0          $416.5        $256.0           $50.5
Capital Lease Obligations                774.2          61.4           132.4         110.9           469.5
Operating Leases                         101.9          20.1            37.8          30.0            14.0
Unconditional Purchase
Obligations                               33.5          33.5            ---           ---             ---
Employment Agreements                     13.9           2.9             5.1           3.8             2.1
Obligations Related to PCR
Liquidation                                6.4           5.9              .5          ---             ---
                                           ---           ---              --          ----            ----
Total  Contractual  Cash
Obligations                           $1,752.9     $   223.8         $ 592.3       $ 400.7        $  536.1
                                      ========     =========         =======       =======        ========

                                                          Amount of Commitment Expiration Per Period
    Other Commercial         Total Amounts                ------------------------------------------
      Commitments              Committed          Less than 1 year       1-3 years      4-5 years     Over 5 years
      -----------              ---------          ----------------       ---------      ---------     ------------

Standby Letters  of
Credit                          $6.0                   $---                  $6.0             $---       $---
Guarantees                      12.4                    ---                  ---               1.5        10.9
                                ----                   ----                  ---               ---        ----
Total Commercial
Commitments                    $18.4                   $---                  $6.0             $1.5       $10.9
                               =====                   ====                  ====             ====       =====
These tables do not reflect obligations and commitments entered into or which have arisen since January 1, 2003 and include obligations and commitments that have been terminated since that date.

Debt Obligations

We have a container securitization facility, which was originally established as an off-balance sheet source of financing in March 1999. This facility was amended in July 2001 to allow additional financings to be accounted for as on-balance sheet secured debt financing. In August 2002, the container securitization facility was extended with the maximum outstanding limited to $150.0 million. In October 2002, the facility was renewed and the facility amount was increased to $200.0 million. At December 31, 2002, $123.1 million of the container securitization facility was utilized, of which $31.1 million relates to off-balance sheet financing, while $92.0 million relates to on-balance sheet financing and is included in debt and capital lease obligations in the consolidated balance sheets. At December 31, 2002, the rate on this facility was 5.85%, including the effect of interest rate swap contracts in place as of December 31, 2002. In April 2003, the Company borrowed $33.6 million. In July 2003 and October 2003, in connection with obtaining necessary waivers under this facility to the late filing of our periodic reports with the SEC and the restatement of our past financial statements, we amended the container securitization facility to relinquish the right to request additional advances under the facility and agreed that all lease payments subsequently received under the facility would be used to reduce the indebtedness. In addition, we agreed to comply with several new covenants, consistent with those contained in our amendment to our revolving credit agreement, as described below.

In July 2000, we established a chassis securitization facility of $280.0 million. In October 2000, this chassis securitization facility was increased to $300.0 million. At December 31, 2001, $277.4 million of this facility was outstanding with an interest rate of 4.75%, including the effect of interest rate swap contracts in place as of December 31, 2001. We repaid this facility in full in March 2002 with the proceeds from our new chassis asset-backed securitization facility completed in March 2002.

In March 2002, we established a $500.0 million chassis asset-backed securitization facility. This facility is guaranteed by MBIA, Inc., a financial guarantee company, and was therefore rated AAA by Standard & Poor's and Aaa by Moody's. The proceeds from this financing were used to repay debt related to a secured financing facility used to fund the acquisition of assets from Transamerica, to repay a previously established chassis securitization facility, to fund growth of our intermodal equipment fleet and for working capital purposes. On September 30, 2002, we entered into a sale/leaseback transaction and expanded the total debt and capital lease obligations to a total of $540.9 million outstanding, of which $129.3 million is a debt obligation and $411.6 million is a capital lease obligation under the sale/leaseback. At December 31, 2002 the total debt and capital lease obligation outstanding under the sale/leaseback totaled $530.7 million of which $120.2 million is a debt obligation and $410.5 million is a capital lease obligation. At December 31, 2002, the interest rate on this facility was 5.08%, including the effect of interest rate swap contracts in place as of December 31, 2002. This facility continues to be accounted for as an on-balance sheet secured financing. The assets used to secure this facility are segregated in a Delaware statutory titling trust (the Trust) and in a special purpose entity (which is consolidated by us) and amount to $18.6 million of accounts receivable and fixed assets with a net book value of $504.3 million at December 31, 2002. In addition, $24.0 million of cash and marketable securities at December 31, 2002 are restricted for use by the Trust and the special purpose entity and included on our consolidated balance sheet. The assets, which are segregated in the special purpose entity and included on our consolidated balance sheet, are not available to pay the claims of our creditors. In July 2003 and October 2003, in connection with obtaining necessary waivers under this facility to the late filing of our periodic reports with the SEC and the restatement of our past financial statements, we agreed to certain modifications of the terms of the facility.

In May 2003, we established a $200.0 million revolving warehouse facility within our chassis securitization facility and received funding from a $25.5 million debt obligation issuance. This warehouse facility has a 364-day revolving period and will start debt amortization in May 2004 if not extended or renewed. The interest rate on the debt outstanding under this warehouse facility is 4.12%, including the effect of an interest rate swap contract in place at time of funding. In July 2003 and October 2003, in connection with obtaining necessary waivers under this facility to the late filing of our periodic reports with the SEC and the restatement of our past financial statements, we agreed, among other things, to suspend our ability to incur additional funding under the warehouse facility until such time as the loan and guarantee parties have each agreed in their sole discretion to reinstate their funding commitments. The loan and guarantee parties are under no obligation to reinstate any commitments to the warehouse facility.

We have a $215.0 million revolving credit facility with a group of commercial banks; on December 31, 2002, $175.0 million was outstanding, with an interest rate of 2.64%. This facility, which is secured by equipment on lease to customers and the related lease receivables, was renewed and amended in July 2000, at which time the term was extended until July 31, 2005. The credit limit under this facility was $215.0 million through July 31, 2003, at which time the credit limit declined to $193.5 million through July 31, 2004. The credit limit is scheduled to decline to $172.0 million from July 31, 2004 through July 31, 2005. Under our revolving credit facility and most of our other debt instruments, we are required to maintain a tangible net worth (as defined) of $125.0 million, a fixed charge coverage ratio of 1.5 to 1 and a funded debt to net worth ratio of 4.0 to 1. At December 31, 2002, we were in compliance with these requirements.

In July 2003, October 2003 and January 2004, in connection with obtaining necessary amendments under the revolving credit facility to the late filing of our periodic reports with the SEC and the restatement of our past financial statements, we agreed, among other things, to reduce advance rates under the facility, to add several events of default, to increase the interest rate margin until we are in compliance with all SEC reporting requirements, and to maintain specified levels of unrestricted cash and cash equivalents until our delinquent SEC filings are made. We also agreed to restrictions on dispositions of collateral and on encumbrances of assets as well as a limitation on concessions that could be made to our other financial institutions in connection with obtaining waivers. The October 2003 amendment also required us to provide additional financial information to the lenders under the facility and to continue the engagement of our financial advisor, FTI Consulting Inc., or to engage another acceptable financial advisor. We believe we are in compliance with the requirements of the agreement as amended.

In February 1998, we issued $100.0 million principal amount of 6-5/8% Notes due 2003 (the "6-5/8% Notes"). The net proceeds were used to repay $83.0 million in borrowings under our revolving credit agreement and for other general corporate purposes. During the fourth quarter of 1999, we retired $17.0 million of the 6-5/8% Notes and recognized a gain of $1.2 million. During the first quarter of 2000, we retired $8.2 million of the 6-5/8% Notes and recognized a gain of $.8 million. During 2001, we retired $27.2 million of the 6-5/8% Notes and recognized a gain of $.7 million. During 2002, we retired $6.4 million of the 6-5/8% Notes and recognized a gain of $.03 million. In October 2002, we commenced a tender offer for any and all of our outstanding 6-5/8% Notes, of which approximately $41.3 million principal amount was outstanding upon commencement of the tender offer. The purchase price in the tender offer was $1,000 per $1,000 principal amount of 6-5/8% Notes tendered, plus accrued and unpaid interest. The source of the consideration for the tender offer was cash on hand. The expiration date of the tender offer was November 15, 2002. As a result of this tender offer we retired $33.1 million principal amount of the 6-5/8% Notes at par. As of December 31, 2002, $8.2 million principal amount of the 6-5/8% Notes remained outstanding. On March 1, 2003 the remaining 6-5/8% Notes outstanding were paid off in accordance with terms of the agreement.

In July and August 1997, we issued $225.0 million of ten year notes, comprised of $150.0 million of 7.35% Notes due 2007 and $75.0 million of 7.20% Notes due 2007. The net proceeds from these offerings were used to repay secured indebtedness, to purchase equipment and for other investments. During the first quarter of 2000, we retired $3.0 million of the 7.35% Notes and recognized a gain of $.6 million. During 2001, we retired $2.1 million of the 7.20% Notes and recognized a gain of $.2 million. During 2002 we retired $10.1 million of the 7.20% Notes and recognized a gain of $1.1 million. As of December 31, 2002, $62.8 million and $147.0 million principal amount of the 7.20% and 7.35% Notes, respectively, remained outstanding.

In addition to the debt specifically identified above, we had additional notes and loans outstanding with various financial institutions totaling $111.7 million, as of December 31, 2002, with installments payable in varying amounts through 2009 with interest rates of approximately 2.61% to 9.95%. In the fourth quarter of 2003, we agreed to certain modifications to the provisions of some of these instruments. These modifications include in certain instances changes to the amortization schedule resulting in accelerated principal payments totaling approximately $16.6 million to be paid in 2004 and 2005, an interest rate increase on $23.8 million of debt outstanding and the pledging of additional collateral with a value of $35.7 million.

In July 2002, we commenced a registered subscription rights offering of up to $31.5 million of our 9.25% Convertible Redeemable Subordinated Debentures. The debentures were offered to holders of our common stock pursuant to the exercise of non-transferable subscription rights and were to be convertible into shares of our common stock. We had the right in our discretion to accept offers from other parties to purchase debentures not subscribed for by stockholders. On August 14, 2002, we terminated the subscription rights offering due to a delay in filing our Form 10-Q for the quarter ended June 30, 2002. We re-commenced the offering during November 2002 and accepted subscriptions for $32.1 million of debentures, which were issued in December 2002. The size of the offering was increased and we subsequently accepted $5.1 million of additional subscriptions in January and February 2003, resulting in a total of $37.2 million of debentures being issued. The debentures bear interest at an annual rate of 9.25%. They have a mandatory redemption feature upon the earlier of the occurrence of a change of control or December 27, 2022. They have an optional redemption feature after the third anniversary at a price of 100% of outstanding principal, plus accrued interest. They have a special redemption feature between December 27, 2006 and December 27, 2007, during which period we may redeem the debentures at $25.50 per debenture plus accrued interest, if the average closing price of our common stock for five consecutive trading days equals or exceeds $25.50 per share. Lastly, at any time, any holder of the debentures may convert the debentures into our common stock at a per share conversion price of $25.

In October 2000, we established a secured financing facility in the amount of $300.0 million, to fund our acquisition of assets from TA. At December 31, 2001, $97.7 million of this facility was outstanding with an interest rate of 3.94%. We repaid this facility in full in March 2002 with the proceeds from our new chassis asset-backed securitization facility completed in March 2002.

Subsequent to December 31, 2002, we have incurred additional debt obligations in connection with financing our equipment leasing activities. However, as indicated above, our financial restatement and Audit Committee and SEC investigations, as well as the delay in completing our financial statements and filing our SEC reports, have resulted in a significant reduction in our amount of new financings during 2003 as compared to prior years.

In July 2003, October 2003 and January 2004, in connection with obtaining necessary amendments under the revolving credit facility due to the late filing of our periodic reports with the SEC and the restatement of our past financial statements, we agreed, among other things, to reduce advance rates under this facility, to add several events of default, to increase the interest rate margin and to maintain specified levels of unrestricted cash and cash equivalents until our delinquent SEC filings are made. We agreed to maintain unrestricted cash and cash equivalents of at least $71.0 million at all times and at least $80.0 million as of the last business day of each month, until our Form 10-K is filed. Thereafter, we agreed to maintain at least $60.0 million at all times and at least $67.5 million as of the last business day of the month until receipt of all delayed financial statements. This minimum cash requirement was also adopted in the waivers for the container securitization and one other loan agreement. The Company also agreed to restrictions on dispositions of collateral and on encumbrances of assets as well as a limitation on concessions that could be made to its other financial institutions in connection with obtaining waivers. The October 2003 amendment also required the Company to provide additional financial information to the lenders under the facility and to continue the engagement of a financial advisor.

As of December 31, 2002, our commitments for capital expenditures totaled approximately $33.5 million. Our available liquidity at December 31, 2002 was $188.1 million consisting of $148.1 million of cash and marketable securities (which excludes $24.0 million of cash within the chassis securitization facility) and $40.0 million of availability under our $215.0 million revolving credit facility. Required debt repayments and capital lease payments for 2003 totaled $161.4 million for the next twelve months.

In the past, cash on hand, cash flow from operations, borrowings under credit facilities and the net proceeds of the issuance of debt and equity securities in appropriate markets has been sufficient to meet our working capital needs, capital expenditures and required debt repayments. Because the availability of financing to us has been limited in 2003, due to our financial restatement and the investigations by our Audit Committee's special counsel and the SEC, and the delay in completing our audited financial statements and filing our 2002 Form 10-K, we have not been able to fund all of our capital expenditure commitments, specifically our obligations to equipment manufacturers, during the second half of 2003, and we have deferred payments due to our equipment manufacturers. As described above, we are seeking to satisfy our remaining payment obligations through proceeds of one or more financings that are currently in process but have not been consummated. There can be no assurance that we will be able to consummate any of these financings and satisfy our obligations to manufacturers. We also expect to continue to rely in substantial part on long-term financing for any future purchase of equipment or strategic acquisitions to expand our business in the future. We cannot assure that long-term financing will be available for these purposes on acceptable terms or at all. In addition, from time to time, we may explore new sources of capital both at the parent and subsidiary levels.

Transamerica Leasing

In October 2000, we completed the acquisition of the North American Intermodal Division of Transamerica Leasing, Inc., ("TA") a subsidiary of Transamerica Finance Corporation and AEGON N.V. Under the terms of the agreement, we acquired substantially all of the domestic containers, chassis and trailers of the North American Intermodal Division and related assets and assumed most of the liabilities of the business. We paid approximately $681 million in cash for the acquisition, which included $8.4 million in fees and other costs for advisors. The acquisition was financed through a combination of cash on hand, proceeds obtained from a committed secured financing facility equal to approximately $300.0 million, as well as approximately $101.0 million of proceeds obtained from a chassis securitization facility established in July 2000. In the acquisition, we acquired approximately 70,000 chassis, 23,000 rail trailers and 18,000 domestic containers. In March 2001, we sold all rail trailers and domestic containers previously acquired in the TA transaction along with 9,000 of our existing rail trailers and domestic containers to GE Capital for approximately $345.3 million.

Insurance Claim

In February 2001, we demanded return of all our equipment on lease to a significant customer based in South Korea. The lessee subsequently commenced insolvency proceedings and did not return our equipment. At the time of this insolvency, we maintained insurance coverage against such lessee defaults, and we submitted a claim to our insurance carriers seeking to recover the value of the receivables owed by the customer (to the extent covered by the insurance policies). Our claim includes per diem rental charges for up to one hundred and eighty days after the default date for equipment not returned by the lessee as well as loss, damage and recovery costs relating to the equipment on lease that are also billable to the lessee in accordance with the lease. We have filed an insurance claim in excess of the policy's maximum coverage of $34.6 million, net of a $.4 million deductible under the insurance policy. As of December 31, 2002, the outstanding receivable recorded from the insurance carrier is $19.6 million. The difference between the receivable recorded due from the insurance carrier and the claim submitted primarily relates to per diem revenues, repairs and maintenance and other costs billable to the lessee (and covered by the insurance contract) that are in excess of costs incurred. Upon collection of the receivable from the insurance carriers, any amounts in excess of or less than the receivable recorded would be recorded as other (income)/expense, net in the Consolidated Statements of Income. For further explanation, see Note 2 Restatement of Previously Issued Financial Statements - "Accounting for Insurance Claim" to the Consolidated Financial Statements.

We provided the supporting documentation for our claim to an adjuster appointed by the insurance underwriters. Based upon discussions with the adjuster, the analysis of the supporting documentation is complete and a report of the adjuster's findings was submitted to the underwriters in November 2002.

On December 26, 2002, our insurance underwriters commenced a declaratory judgment action against us in the United States District Court for the Southern District of New York seeking rescission of our customer default insurance coverage or, in the alternative, a declaration that the premiums paid by us for this insurance were inadequate. The insurance underwriters' primary contention is that we did not fully disclose to them all material information concerning our South Korean lessee. The underwriters also dispute the timing of our notifications to them of this loss and the amount of the loss. We have filed a response to this complaint. We intend to vigorously pursue our claim for recovery under our insurance policies and believe that we have strong claims under the policies and defenses to the arguments asserted by the insurance underwriters. Although it is impossible to give assurances as to the ultimate outcome of this proceeding in view of the uncertainties inherent in any litigation, based upon the progress of this case to date and the merits of our position, and after consultation with external counsel, we believe that the facts as they have been developed through discovery, and the applicable law, should entitle us to a recovery in the full amount of our claim. We will continue to monitor the progress and development of this litigation. As the litigation progresses, we will continue to evaluate the prospects for full recovery on our insurance claim, and reserves for the impairment of the asset values may become necessary.

Allowance for Doubtful Accounts

The allowance for doubtful accounts includes our estimate of allowances necessary for receivables on both operating and finance lease receivables. The allowance for doubtful accounts is developed based on two key components (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful and (2) reserves for estimated losses inherent in the receivables based upon historical trends. We believe our allowance for doubtful accounts is adequate to provide for credit losses inherent on our accounts and notes receivable. The allowance for doubtful accounts is intended to provide for losses inherent in the accounts and notes receivable, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. In addition, changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. Finance leases are evaluated on a case by case basis. When evaluating our operating and finance lease receivables for impairment, we consider, among other things, the level of past-due amounts of the respective receivable, the borrower's financial condition, credit quality indicators of the borrower, the value of underlying collateral and third party credit enhancements such as guarantees and insurance policies. Once a finance lease is determined to be non-performing, our procedures provide for the following events to take place in order to evaluate collectibility:

•	The past due amounts are reclassified to accounts and notes receivable,
•	The equipment value supporting such finance lease is reclassified to leasing equipment, and
•	Collectibility is evaluated, taking into consideration equipment book value and the total outstanding receivable, as well as the likelihood of collection through the recovery of equipment.

The adequacy of our allowance for doubtful accounts is periodically reviewed based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of finance lease receivables. (See Note 4 to the Consolidated Financial Statements.)

As of December 31, 2002 and 2001, included in accounts and notes receivable are non-performing receivables of $11.1 million and $6.0 million, respectively. The Company's average non-performing receivables are $9.2 million and $4.8 million for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, included in the allowance for doubtful accounts are reserves for the non-performing receivables of $9.5 million and $2.8 million, respectively. As of December 31, 2002 and 2001 our non-performing receivables net of applicable reserves, were 2.54% and 5.96%, respectively, of accounts and notes receivable, net.

Other

CAI

In April 1998, we acquired a 50% common equity interest in CAI. CAI owns and leases its own fleet of containers and manages, for a fee, containers owned by third parties. We entered into an operating relationship with CAI primarily to facilitate the rental in the short-term market of containers coming off long-term lease, to gain access to new companies looking to lease containers on a long term basis and to realize cost efficiencies from the operation of a coordinated container lease marketing group. The marketing group which is organized as our wholly-owned subsidiary, is responsible for soliciting container lease business for both us and for CAI, including long-term and direct finance lease business and short-term lease business on master lease agreements. All long-term and direct finance lease business is purchased by us, except that we offer to CAI, at cost, 10% of this long-term and direct finance lease business.

In connection with the acquisition of our equity interest in CAI, we loaned CAI $33.7 million under a Subordinated Note Agreement (Note) that is collateralized by all containers owned by CAI as of April 30, 1998 or thereafter acquired, subject to the priority security interest lien of CAI's senior credit facility, except for certain excluded collateral. Interest on the Note was calculated at an annual fixed rate of 10.5% payable quarterly. The original repayment terms required mandatory quarterly principal payments of $1.7 million beginning July 30, 2003 through April 30, 2008. The Note was subject to certain financial covenants and was cross-defaulted with CAI's senior credit facility, subject to the terms of a subordination agreement.

On June 27, 2002, CAI entered into an amended $110.0 million senior revolving credit agreement with a group of financial institutions. To facilitate the closing of this new credit facility, we agreed to extend the repayment terms of our Note so as to require mandatory quarterly principal payments of $1.7 million beginning July 30, 2006 through April 30, 2011 and modified certain financial covenants in the Note. Interest on the Note continues to accrue at an annual fixed rate of 10.5% and is payable quarterly. The Note continues to be cross-defaulted with CAI's senior credit agreement, subject to the terms of an amended and restated subordination agreement. At the same time, we were provided a majority position on CAI's board of directors. As a result of these transactions and gaining a majority position on CAI's board, our financial statements include CAI as a consolidated subsidiary commencing June 27, 2002. Previously, CAI was accounted for under the equity method of accounting. Our share of the equity earnings (losses) of CAI for the periods from January 1, 2002 through June 26, 2002 have been recorded in "Loss for Investments Accounted for Under the Equity Method" in the accompanying Consolidated Statements of Income. For the period from June 27 through December 31, 2002, CAI's results of operations have been included in the appropriate captions on the accompanying Consolidated Statements of Income. The assets and liabilities of CAI at December 31, 2002 have been included on the accompanying Consolidated Balance Sheets.

A total of $74.0 million was outstanding under CAI's senior revolving credit facility at December 31, 2002. Borrowings under CAI's senior credit facility are secured by substantially all CAI's assets, other than certain excluded assets, and are payable on June 27, 2005. The senior credit facility contains various financial and other covenants. At June 30, 2002, CAI would not have been in compliance with one of the financial covenants then contained in its senior credit facility as well as similar covenants under two master lease agreements relating to equipment in CAI's fleet. CAI received amendments to these covenants in September 2002 that were made retroactive to June 30, 2002. As a result, CAI was in compliance as of June 30, 2002 with all senior credit facility and lease covenants as amended and continued to be in compliance as of December 31, 2002. The senior credit facility was amended in May 2003 to increase the letter of credit commitment by the lenders' administrative agent.

In addition, CAI has entered into numerous sale-leaseback transactions with third parties pursuant to which CAI sells maritime shipping containers to such third parties and then leases the shipping containers back from such third parties. In connection with such transactions, CAI has entered into the following lease agreements:

CAI entered into a master lease agreement dated April 30, 1998, as amended, which amends and restates a prior agreement dated July 17, 1996, pursuant to which CAI currently leases shipping containers from a banking corporation. The master lease agreement has an expiration date of July 31, 2008. CAI is required to make regular payments to lessor and, as of December 31, 2002, CAI's total outstanding obligation under this lease agreement was approximately $23.2 million. CAI has the option to purchase the leased equipment on a date prior to the expiration of the initial term of the lease agreement or at the time of such expiration. In addition, upon the expiration of the initial term of the lease agreement, CAI has the right to extend the lease agreement for one year or return the leased equipment to lessor under the terms and conditions set forth in the lease agreement. This lease agreement was amended in 2002 to include certain additional negative covenants and financial covenants of CAI. The lease agreement was amended in May 2003 to provide for a rent prepayment under the lease agreement in the approximate amount of $3.75 million to the lessor.

CAI entered into a master lease agreement dated April 30, 1998, as amended, which amends and restates a prior agreement dated November 21, 1996, pursuant to which CAI currently leases shipping containers from a banking corporation. The master lease agreement has a term of ten years. CAI is required to make regular payments to lessor and, as of December 31, 2002, CAI's total outstanding obligation under this lease agreement was approximately $5.6 million. CAI has the option to purchase the leased equipment on a date prior to the expiration of the initial term of the lease agreement or at the time of such expiration. In addition, upon the expiration of the initial term of the lease agreement, CAI has the right to extend the lease agreement for one year or return the leased equipment to lessor under the terms and conditions set forth in the lease agreement. This lease agreement was amended in 2002 to include certain additional negative covenants and financial covenants of CAI.

Chassis Holdings I, LLC

For many years, The Ivy Group, a New Jersey general partnership composed directly or indirectly of certain of our current and former directors and executive officers, together with certain of its principals, leased chassis to our wholly owned subsidiary Trac Lease, Inc. (Trac Lease) for use in Trac Lease's business. As of January 1, 2001, Trac Lease leased a total of 6,047 chassis from The Ivy Group and its principals for an aggregate annual lease payment of approximately $2.6 million. On July 1, 2001, we restructured our relationship with The Ivy Group and its principals to provide us with managerial control over the 6,047 chassis previously leased by Trac Lease from The Ivy Group and its principals. As a result of the restructuring, the partners of The Ivy Group contributed these 6,047 chassis and certain other assets and liabilities to a newly formed subsidiary, Chassis Holdings I LLC (Chassis Holdings), in exchange for $26.0 million face value of preferred membership units and 10% of the common membership units, and Trac Lease contributed 902 chassis and $2,000 in cash to Chassis Holdings in exchange for $3.0 million face value of preferred membership units and 90% of the common membership units. The preferred membership units are entitled to receive a preferred return prior to the receipt of any distributions by the holders of the common membership units. The value of the contributed chassis was determined by taking the arithmetic average of the results of independent appraisals performed by three nationally recognized appraisal firms in connection with our establishment of a chassis securitization facility in July 2000. As the managing member of Chassis Holdings, Trac Lease exercises sole managerial control over the entity's operations. Chassis Holdings leases all of its chassis to Trac Lease at a rental rate equal to the then current Trac Lease fleet average per diem. Chassis Holdings and the holders of the preferred membership units are party to a Put/Call Agreement providing that the holders of preferred units may put such units to Chassis Holdings under certain circumstances and Chassis Holdings has the right to redeem such units under certain circumstances. Chassis Holdings will be required to make certain option payments to the holders of the preferred membership units in order to preserve its right to redeem such units. Dividends paid on the common units and distributions on the preferred units owned by The Ivy Group, totaling $3.1 million and $1.7 million for the years ended December 31, 2002 and 2001, respectively, are included in minority interest (income)/expense, net in the accompanying Consolidated Statements of Income.

Chassis Distribution Agreement

In April 2003, we agreed to become a 50% owner through an initial investment of $500,000 of a limited liability company (the "LLC") formed with a foreign chassis manufacturer. The purpose of the LLC is to be the exclusive worldwide distributor of chassis built by this manufacturer and for us to share in the profits the LLC earns in selling these chassis to third parties. Under the terms of the Distribution agreement for this equipment, we have agreed to purchase approximately 15,000 chassis at preferred pricing over a ten-year period, of which 1,100 chassis were ordered by us during 2003. The LLC began operations during the second quarter of 2003.

Stock Repurchases

During 1999, we authorized the repurchase of up to 1,000,000 shares of our common stock from time to time through open market purchases or privately negotiated transactions. During 2002, we purchased 9,300 shares for an aggregate price of $.13 million. During the fourth quarter of 2001, we purchased 58,100 shares for an aggregate purchase price of $.9 million.

United States Federal Income Tax

We are subject to federal and state income taxes as a Subchapter "C" corporation under the Internal Revenue Code. Interpool, Trac Lease and other United States subsidiaries file a consolidated United States federal income tax return. This consolidated group is liable for federal income taxes on its worldwide income.

Personal Holding Company Issues. The federal income tax laws have two requirements for classifying a company as a personal holding company. We and our subsidiaries currently satisfy the first requirement, the ownership of more than 50% of the value of Interpool's stock by five or fewer individuals. Whether or not we or any of our subsidiaries satisfy the second requirement (that at least 60% of such corporation's adjusted ordinary gross income constitutes personal holding company income) will depend upon such corporation's income mix.

Based upon current management projections, we will not be considered a personal holding company for federal income tax purposes for 2002 (and possibly in subsequent years). If, we or any of our subsidiaries were classified as a personal holding company for federal income tax purposes, in addition to our regular federal income tax liability, our undistributed personal holding company income (generally taxable income with certain adjustments, including a deduction for federal income taxes and dividends paid) would be subject to a personal holding company tax at the rate of 38.6% (15% for 2003 and later years). Management anticipates that for the immediate future, our current level of dividends will be sufficient to avoid having any undistributed personal holding company income, and thus does not anticipate that any personal holding company tax will be imposed. There can be no assurance, however, that we will not at some point in the future become liable for personal holding company tax. Furthermore, we may at some point in the future elect to increase the dividend rate on our common stock in order to avoid personal holding company tax.

We have incurred certain losses from leasing activities that are characterized for tax purposes as "Suspended Passive Losses." These losses can be carried forward indefinitely to offset income from future leasing activities. As of December 31, 2002, such suspended passive losses totaled approximately $193.0 million.

Trac Lease. Trac Lease has approximately $15.6 million of net operating loss carry-forwards for federal income tax purposes, which may be used only to offset the income of Trac Lease and, if not utilized, will expire between 2005 and 2006. The use of substantially all these loss carry-forwards is subject to a number of limitations under federal tax laws.

Interpool Limited. Under certain circumstances, Interpool may be liable for United States federal income taxes on earnings of Interpool Limited and any other foreign subsidiaries of ours, whether or not such earnings are distributed to us. This would occur if Interpool Limited realized "Subpart F income" as defined in the Code, if it were deemed to be a foreign personal holding company, or if it were to have an increase in earnings invested in United States property.

Subpart F income includes foreign personal holding company income, such as dividends, interest and rents. Although a substantial portion of Interpool Limited's income consists of rents from container leasing activities, we believe that such rents are not Subpart F income because they are derived from the active conduct of a trade or business and received from unrelated persons. However, Interpool Limited has received some dividend and interest income in past years, which was taxed as Subpart F income.

If Interpool Limited were treated as a foreign personal holding company for any year, we would be taxed on the amount we would have received if Interpool Limited had distributed all its income to us as a dividend. One of the conditions for treating a foreign subsidiary as a foreign personal holding company is that a minimum of 60% of the foreign subsidiary's gross income must be foreign personal holding company income. Foreign personal holding company income does not include rental income that constitutes at least 50% of the subsidiary's gross income. Because we expect that rental income will constitute at least 50% of Interpool Limited's gross income, we do not anticipate that Interpool Limited will be deemed a foreign personal holding company.

A parent company is also subject to taxation when a foreign subsidiary increases the amount of its earnings invested in United States property during any calendar year. We do not expect that Interpool Limited will invest any earnings in United States property.

At December 31, 2002, unremitted earnings of this subsidiary were approximately $275.7 million. The deferred U.S. Federal Income taxes related to the unremitted earnings of this subsidiary would be approximately $96.5 million, assuming these earnings are taxable at the U.S. statutory rate, net of foreign tax credits.

United States/Barbados income tax convention. Interpool Limited's business is managed and controlled in Barbados; it also has a permanent establishment in the United States. Under the income tax convention between the United States and Barbados, including any protocols and amendments (the "Tax Convention"), any profits of Interpool Limited from leasing of containers used in international trade generally are taxable only in Barbados and not in the United States. Interpool Limited is entitled to the benefits of the Tax Convention for each year that more than 50% of the shares of Interpool Limited are owned, directly or indirectly, by United States citizens or residents and its income is not used in substantial part, directly or indirectly, to meet liabilities to persons who are not residents or citizens of the United States. We believe that Interpool Limited passes both of these tests and should continue to be eligible for the benefits of the Tax Convention, but there can be no assurance as to this continued eligibility. If Interpool Limited ceased to be eligible for the benefits of the Tax Convention, a substantial portion of its income would become subject to the 35% United States federal income tax and the 30% branch profits tax.

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

As a company resident in Barbados, Interpool Limited is required to file tax returns in Barbados and pay any tax liability to Barbados. However, no Barbados tax returns have been prepared or filed for Interpool Limited for any period subsequent to its 1997 tax year, because such tax returns are required to be accompanied by audited financial statements for Interpool Limited, which are not available. We believe that the failure to file these returns has not resulted in any underpayment of taxes, interest or penalties (other than a nominal late filing penalty recently enacted in Barbados), because we believe that no Barbados taxes would have been due for the years for which returns have not been filed. We further believe that Interpool Limited's failure to file these returns would not present any other material risk to Interpool. Nonetheless, we intend to have the necessary Interpool Limited financial statements prepared and audited as promptly as practicable so that Interpool Limited's Barbados tax returns can be filed as required.

State and Local Taxes

Income taxes. Interpool and Trac Lease are liable for state and local income taxes on their income, and Interpool Limited is liable for state and local income taxes on its earnings attributable to operations in the United States.

Sales tax. To date, Interpool Limited and Trac Lease generally have not paid sales taxes on their leasing revenues to the states in which they conduct business because management has believed such revenues to be exempt from state sales taxes on several grounds, including a long-standing interpretation of the Commerce Clause of the United States Constitution that would prohibit the imposition of a tax on cargo containers and chassis used primarily for transportation of goods in interstate commerce or international trade. In the early 1990's, Itel Containers International Corp. ("Itel"), a container leasing company, challenged an attempt by the State of Tennessee to collect sales tax on Itel's proceeds from the leasing of containers delivered in Tennessee. In a ruling by the United States Supreme Court in February 1993, Itel's position was rejected and the Court upheld the right of Tennessee to impose sales tax on leasing revenues from containers delivered in Tennessee. We cannot predict the extent to which states other than Tennessee will now attempt to collect sales tax on our equipment leasing revenues based on this Supreme Court decision. Under the terms of our equipment leases, we would be entitled to pass any such sales tax on to our lessees.

Inflation

Management believes that inflation has not had a material adverse effect on our results of operations. In the past, the effects of inflation on administrative and operating expenses have been largely offset through economies of scale achieved through expansion of the business.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The following accounting policies include inherent risks and uncertainties related to judgments and assumptions made by management. Management's estimates are based on the relevant information available at the end of each period.

Allowance for Doubtful Accounts — The allowance for doubtful accounts is set on a quarterly basis and is based on the risk profile of the receivables, credit quality indicators such as the level of past due amounts and economic conditions, as well as the value of underlying collateral. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance is intended to provide for losses inherent in the accounts and notes receivable, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things.

Accounting for Leasing Equipment — Long lived assets are depreciated on a straight-line basis over their estimated useful lives to residual values that approximate fair value. Equipment useful lives are based upon actual experience in our fleet as well as the useful lives assigned to the equipment by independent appraisers. We continue to review our depreciation policies on a regular basis to evaluate if changes have taken place that would suggest that a change in the depreciation policies is warranted. Periodically a determination is made as to whether the carrying amount of the fleet exceeds its estimated future undiscounted cash flows. In addition, all idle equipment is evaluated to determine whether the units will be repaired and returned to service or sold based upon the best economic alternative. Assets to be disposed are reported at the lower of the carrying amount or fair value.

Accounting for an Insurance Claim for a Customer in Default — We have sought to reduce credit risk by maintaining insurance against customer insolvency and equipment related losses. The Company ceases the recognition of lease revenues for amounts billable to the lessee after the lease default date at the time the Company determines that such amounts are not probable of collection from the lessee. In connection with the accounting for the insurance policy, the Company records a receivable which is limited to the actual costs incurred or losses recognized that would have been billable to the lessee pursuant to the lease contract (which are also covered by the insurance contract). Items that are covered under the insurance contract, for amounts billable to the lessee in accordance with the lease, that are in excess of costs incurred and losses recognized by the Company, are considered a gain contingency. Upon collection of the receivable from the insurance carriers, any amounts in excess of or less than the receivable recorded would be recorded as other (income)/expense, net in the Consolidated Statements of Income. At December 31, 2002, the receivable due from the insurance carriers totaled approximately $19.6 million related to our claim that exceeded $34.6 million, the maximum coverage of our insurance policy. The collectibility of the claim is subject to litigation. It is impossible to give assurance as to the ultimate outcome of this proceeding in view of the uncertainties inherent in any litigation. We believe that the facts as they have been developed through discovery, and the applicable law, should entitle us to a recovery in the full amount of the claim. If we were unsuccessful in this litigation, our maximum write-off would amount to $19.6 million ($17.2 million, net of tax) or $0.63 and $0.59 in basic and diluted net income per share, respectively.

Income Taxes — Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax basis of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence which may be subject to management estimates, it is more likely than not that some or all of the deferred tax assets will not be realized.

United States/Barbados income tax convention — We currently receive tax benefits under an income tax convention between the United States and Barbados, the jurisdiction in which our subsidiary, Interpool Limited, operates our container business, is incorporated. Specifically, under that income tax convention, any profits of Interpool Limited from leasing of containers used in international trade, generally are taxable only in Barbados at an approximate 3% tax rate, and not in the United States. Interpool Limited is entitled to the benefits of the tax convention for each year that more than 50% of the shares of Interpool Limited are owned, directly or indirectly, by United States citizens or residents and its income is not used in substantial part, directly or indirectly, to meet liabilities to persons who are not residents or citizens of the United States. We believe that Interpool Limited passes both of these tests and should continue to be eligible for the benefits of the tax convention, but there can be no assurance as to this continued eligibility. Historically, no deferred U.S. Federal income taxes have been provided on the unremitted earnings of the subsidiary since it is our past practice and future intention to permanently reinvest such earnings. We have documented our ability to reinvest earnings generated annually from our international operations. This documentation contains certain management judgments and estimates of economic conditions and the future demand for containers. Any unremitted earnings that we would be unable to reinvest in our international operations could be subject to taxation at United States tax rates.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Existing U.S. GAAP provide for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. It is not expected that SFAS 146 will materially affect our consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about its obligations under certain guarantees it has issued. A guarantor is required to disclose (a) the nature of the guarantee, including the approximate term, how the guarantee arose, and the events and circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor's obligation under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Disclosure requirements are effective for financial statements with periods ending after December 15, 2002 while the initial recognition and initial measurement provisions shall be applied on a prospective basis to guarantees issued or modified after December 31, 2002. We have adopted the disclosure requirements of FIN 45 on December 31, 2002. (See Note 12 to the Consolidated Financial Statements for disclosures regarding our guarantees.) We do not expect the adoption of the recognition and measurement provision to have a material impact on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements ("ARB 51"), to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. ARB 51 requires that an enterprise's consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. That requirement usually has been applied to subsidiaries in which an enterprise has a majority voting interest. The voting interest approach is not effective in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risk. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether it is its primary beneficiary and therefore is required to consolidate that entity. FIN 46 also addresses the initial valuation of the assets and liabilities to be consolidated, the treatment of any gain or loss resulting from the initial measurement and disclosure requirements for the primary beneficiary. All entities with variable interests in variable interest entities created after January 31, 2003 shall apply the provisions of FIN 46 immediately. Public entities with a variable interest in a variable interest entity created before February 1, 2003 shall apply the provisions of this interpretation no later than the first interim or annual reporting period beginning after December 15, 2003. On December 24, 2003, FASB issued an Interpretation which clarified and modified FASB Interpretation No. 46. We are in the process of analyzing FIN 46, as modified. Based upon its preliminary analysis, it would appear we may be required to deconsolidate our investment in Interpool Capital Trust. As a result, Company-obligated Mandatorily Redeemable Preferred Securities in Subsidiary Grantor Trusts would be eliminated and replaced by an amount reported as debt in the Consolidated Financial Statements. Such changes are not expected to have any significant impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). This statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities in statements of financial position. Almost all instruments within the scope of this statement are initially measured at fair value with subsequent changes in fair value flowing through the income statement. One exception is mandatorily redeemable instruments. These instruments are initially measured at the present value of the amount to be paid at the earliest settlement date and adjusted to their redemption/settlement amount using the implicit interest rate at inception. Most of the guidance in SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the provisions of SFAS 150, relating to mandatorily redeemable non-controlling interest, were deferred indefinitely. It is not expected that SFAS 150 will materially affect our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. We manage interest rate risk to protect margins on existing transactions. Interest rate risk is the risk of earnings volatility attributable to changes in interest rates. Additionally, we consider interest rate swap contracts as an integral part of borrowing transactions. We seek to minimize our exposure by entering into amortizing interest rate swap contracts, which coincide with the principal and maturity of the underlying debt instruments hedged. We do not use leveraged swaps and do not use leverage in any of our investment activities that would put principal capital at risk.

For 2002, a 10% change in variable interest rates would have resulted in a $1.1 million change in pretax earnings.

For further information regarding our floating and fixed rate debt, see Note 5 to the Consolidated Financial Statements.

Credit Risk

We maintain detailed credit records about our customers. Our credit policy sets different maximum exposure limits for our customers. Credit criteria may include, but are not limited to, customer trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, operational history and financial strength.

We seek to reduce credit risk by maintaining insurance coverage against customer insolvency and related equipment losses. Through January 31, 2002 we maintained contingent physical damage, recovery/repatriation and loss of revenue insurance, which provided coverage in the event of a customer's insolvency, bankruptcy or default giving rise to our demand for return of all of our equipment. The policy covered the cost of recovering our equipment from the customer, including repositioning cost, damage to the equipment and the value of equipment which could not be located or was uneconomical to recover. It also covered a portion of the lease revenues that we might lose as a result of the customer's default (i.e., up to 180 days of lease payments following an occurrence under the policy). The premium rates and deductibles for this type of insurance have increased as a result of higher claim experience by the Company and also within the industry. As a result, effective March 1, 2003, we obtained a new policy covering similar occurrences for a twelve-month period but with revised terms. The new coverage decreases the recoverable amount per occurrence to $9 million as compared to $35 million in our previous policy and increases the deductible per occurrence from $.4 million to $3 million. There can be no assurance that this or similar coverage will be available in the future or that such insurance will cover the entirety of any loss.

Allowance for Doubtful Accounts

The allowance for doubtful accounts includes our estimate of allowances necessary for receivables on both operating and finance lease receivables. The allowance for doubtful accounts is developed based on two key components (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful and (2) reserves for estimated losses inherent in the receivables based upon historical trends. We believe our allowance for doubtful accounts is adequate to provide for credit losses inherent on our accounts and notes receivable. The allowance for doubtful accounts is intended to provide for losses inherent in the accounts and notes receivable, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. In addition, changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. Finance leases are evaluated on a case by case basis. When evaluating our operating and finance lease receivables for impairment, we consider, among other things, the level of past-due amounts of the respective receivable, the borrower's financial condition, credit quality indicators of the borrower, the value of underlying collateral and third party credit enhancements such as guarantees and insurance policies. Once a finance lease is determined to be non-performing, our procedures provide for the following events to take place in order to evaluate collectibility:

•	The past due amounts are reclassified to accounts and notes receivable,
•	The equipment value supporting such finance lease is reclassified to leasing equipment, and
•	Collectibility is evaluated, taking into consideration equipment book value and the total outstanding receivable, as well as the likelihood of collection through the recovery of equipment.

The adequacy of our allowance for doubtful accounts is periodically reviewed based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of finance lease receivables. (See Note 4 to the Consolidated Financial Statements.)

As of December 31, 2002 and 2001, included in accounts and notes receivable are non-performing receivables of $11.1 million and $6.0 million, respectively. The Company's average non-performing receivables are $9.2 million and $4.8 million for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, included in the allowance for doubtful accounts are reserves for the non-performing receivables of $9.5 million and $2.8 million, respectively. As of December 31, 2002 and 2001 our non-performing receivables, net of applicable reserves, were 2.54% and 5.96%, respectively, of accounts and notes receivable, net.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

                                                                              Page No.

INTERPOOL, INC.

Independent Auditor's Report....................................................  69

Consolidated Balance Sheets--At December 31, 2002 and 2001 (restated)...........  70

Consolidated Statements of Income For the Years Ended December 31, 2002,
   2001 (restated) and 2000 (restated)..........................................  71

Consolidated Statements of Changes in Stockholders' Equity For the Years Ended
   December 31, 2002, 2001 (restated) and 2000 (restated).......................  72

Consolidated Statements of Cash Flows For the Years Ended December 31, 2002,
   2001 (restated) and 2000 (restated)..........................................  73

Notes to Consolidated Financial Statements......................................  74

Independent Auditors' Report

The Board of Directors
Interpool, Inc.:

We have audited the accompanying consolidated balance sheets of Interpool, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Interpool, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the two year period ended December 31, 2001, which consolidated financial statements were previously audited by other independent auditors who have ceased operations.

As discussed in Notes 1, 6, and 11 to the consolidated financial statements, in 2002 the Company changed its method of accounting for (i) goodwill and (ii) the impairment or disposal of long-lived assets; in 2001 the Company changed its method of accounting for derivative instruments; and in 2000 the Company changed its method of accounting for repair costs on its equipment from the accrual in advance to the direct expense method.

(signed) KPMG LLP

New York, New York
January 9, 2004

INTERPOOL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
(dollars in thousands, except share and per share amounts)

ASSETS                                                                                           2002         2001
                                                                                                 ----         ----
                                                                                                             Restated
                                                                                                             --------

CASH AND SHORT-TERM INVESTMENTS                                                                 $170,613    $103,760
MARKETABLE SECURITIES, available for sale at fair value                                            1,467         638
ACCOUNTS AND NOTES RECEIVABLE, less allowance of $14,033 and $6,674,
    respectively                                                                                  63,950      52,964
NET INVESTMENT IN DIRECT FINANCING LEASES                                                        334,129     275,372
OTHER RECEIVABLES, net                                                                            26,691      48,611
LEASING EQUIPMENT, net of accumulated depreciation and amortization of $463,809
    and $316,626, respectively                                                                 1,556,816   1,334,787
OTHER INVESTMENT SECURITIES, available for sale at fair value                                     10,319      15,652
OTHER ASSETS                                                                                      75,234      78,884
ASSETS OF BUSINESS TRANSFERRED UNDER CONTRACTUAL AGREEMENT                                         1,902      11,561
                                                                                                   -----      ------
TOTAL ASSETS                                                                                  $2,241,121  $1,922,229
                                                                                              ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                           $161,914     $74,047
INCOME TAXES:
    Current                                                                                        (216)        162
    Deferred                                                                                      31,869      35,114
                                                                                                  ------      ------
TOTAL TAXES                                                                                       31,653      35,276

DEFERRED INCOME                                                                                    3,688         540
DEBT AND CAPITAL LEASE OBLIGATIONS
    Due within one year                                                                          161,407     186,657
    Due after one year                                                                         1,435,804   1,168,023
                                                                                               ---------   ---------
         TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS                                              1,597,211   1,354,680
LIABILITIES OF BUSINESS TRANSFERRED UNDER CONTRACTUAL                                              1,902       5,078
    AGREEMENT
COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES IN SUBSIDIARY GRANTOR TRUSTS        75,000      75,000
    (holding solely junior Subordinated Deferrable interest debentures of the Company)
    (75,000 shares 9-7/8% Capital Securities outstanding, liquidation preference $75,000)
MINORITY INTEREST IN EQUITY OF SUBSIDIARIES                                                       33,560      26,339
STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued                   ---         ---
    Common stock, par value $.001 per share; 100,000,000 shares authorized,                           28          28
      27,579,952 issued at December 31, 2002 and 2001
    Additional paid-in capital                                                                   126,165     124,182
    Treasury stock, at cost, 225,900 and 216,600 shares at December 31, 2002 and 2001,            (2,229)     (2,099)
      respectively
    Retained earnings                                                                            237,227     239,065
    Accumulated other comprehensive loss                                                         (24,998)     (9,907)
                                                                                                 -------      ------
    Total stockholders' equity                                                                   336,193     351,269
                                                                                                 -------     -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $2,241,121  $1,922,229
                                                                                               ==========  ==========

     The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

INTERPOOL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(dollars in thousands, except share and per share amounts)

                                                                                        2002         2001            2000
                                                                                        ----         ----            ----
                                                                                                   Restated        Restated
                                                                                                   --------        --------

REVENUES, including income recognized on direct financing leases of $36,246,
  $26,499 and $23,845, respectively                                                   $327,124      $338,718       $287,553
                                                                                      --------      --------       --------
COSTS AND EXPENSES:
  Lease operating expenses                                                              75,954        87,144         55,974
  Administrative expenses                                                               27,948        41,745         34,583
  Provision for doubtful accounts                                                        7,843         9,001          3,784
  Fair value adjustment for derivative instruments                                       5,530         8,248            ---
  Depreciation and amortization of leasing equipment                                    93,538        79,678         66,075
  Losses for investments accounted for under the equity method                           6,603           804            598
  Other (income)/expense, net                                                            1,131        (9,798)         1,553
  Interest expense                                                                     108,345        98,270         87,809
  Interest income                                                                       (4,610)       (9,439)       (17,237)
                                                                                       -------       -------        -------
                                                                                       322,282       305,653        233,139
                                                                                       =======       =======        =======
Income before minority interest income/(expense), (benefit)/provision for income
  taxes and cumulative effect of change in accounting principle                          4,842        33,065         54,414
MINORITY INTEREST INCOME/(EXPENSE), NET                                                 (1,846)          439           (807)
                                                                                       -------       -------        -------
Income before (benefit)/provision for income taxes and cumulative effect of
  change in accounting principle                                                         2,996        33,504         53,607
(BENEFIT)/PROVISION FOR INCOME TAXES                                                    (1,393)        5,400          9,567
                                                                                       -------       -------        -------
Income before cumulative effect of change in accounting principle                        4,389        28,104         44,040
Cumulative effect of change in accounting principle, net of applicable
  taxes of $440                                                                            ---           ---            660
                                                                                       -------       -------        -------
NET INCOME                                                                              $4,389       $28,104        $44,700
                                                                                       =======       =======        =======
INCOME PER SHARE
BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
     Basic                                                                               $0.16         $1.03          $1.61
                                                                                       =======       =======        =======
     Diluted                                                                             $0.15         $0.97          $1.61
                                                                                       =======       =======        =======
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
     Basic                                                                                 ---           ---          $0.02
                                                                                       =======       =======        =======
     Diluted                                                                               ---           ---          $0.02
                                                                                       =======       =======        =======
NET INCOME PER SHARE:
     Basic                                                                               $0.16         $1.03          $1.63
                                                                                       =======       =======        =======
     Diluted                                                                             $0.15         $0.97          $1.63
                                                                                       =======       =======        =======
WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
     Basic                                                                              27,360        27,417         27,421
                                                                                       =======       =======        =======
     Diluted                                                                            29,202        28,973         27,426
                                                                                       =======       =======        =======

            The accompanying notes to consolidated financial statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(dollars and shares in thousands)

                                                                                                       Accum.
                              Preferred Stock      Common Stock    Additiona                           Other
                              ---------------      ------------       Paid-                             Comp      Comp.
                                         Par                 Par       in      Treasury   Retained     Income     Income
                              Shares    Value     Shares    Value    Capital     Stock    Earnings     (Loss)     (Loss)
                              ------    -----     ------    -----    -------     -----    --------     ------     ------
BALANCE, December 31, 1999
  originally reported            ---     $---     27,580     $28    $124,182   $(1,170)   $177,612      $713
Beginning Balance
  Adjustments (See Note 2-
  Restatement of Previously
  Issued Financial Statements)   ---      ---        ---     ---         ---       ---      (1,954)      ---
                                 ---      ---        ---     ---         ---       ---      -------      ---
BALANCE, January 1, 2000
  (Unaudited and Restated)       ---      ---     27,580      28     124,182    (1,170)    175,658       713
Net income (Restated)            ---      ---        ---     ---         ---       ---      44,700       ---      $44,700
Other comprehensive income       ---      ---        ---     ---         ---       ---         ---       521          521
                                                                                                                      ---
Comprehensive income
  (Restated)                                                                                                      $45,221
Cash dividends declared:
  Common stock, $0.15 per
  share                          ---      ---        ---     ---         ---       ---      (4,113)      ---
                                 ---      ---        ---     ---         ---       ---      -------      ---
BALANCE, December 31,
  2000(Restated)                 ---      ---     27,580      28     124,182    (1,170)    216,245     1,234
Net Income (Restated)            ---      ---        ---     ---         ---       ---      28,104       ---      $28,104
Adoption of FAS 133-
  Cumulative effect through
  December 31, 2000
  (Restated)                     ---      ---        ---     ---         ---       ---         ---    (6,578)      (6,578)
Other comprehensive loss
  (Restated)                     ---      ---        ---     ---         ---       ---         ---    (4,563)      (4,563)
Comprehensive income                                                                                              -------
  (Restated)                                                                                                      $16,963
                                                                                                                  =======
Purchase of 58,100 shares of
  treasury stock                 ---      ---        ---     ---         ---      (929)        ---       ---
Cash dividends declared:
  Common stock, $0.1925 per
  share                          ---      ---        ---     ---         ---       ---      (5,284)      ---
                                 ---      ---        ---     ---         ---       ---      -------      ---
BALANCE, December 31,
  2001(Restated)                 ---      ---     27,580      28     124,182    (2,099)    239,065    (9,907)
Net Income                       ---      ---        ---     ---         ---       ---       4,389       ---       $4,389
Other comprehensive loss         ---      ---        ---     ---         ---       ---         ---   (15,091)     (15,091)
                                                                                                                 --------
Comprehensive loss                                                                                               $(10,702)
                                                                                                                 =========
Purchase of 9,300 shares of
  treasury stock                 ---      ---        ---     ---         ---      (130)        ---       ---
Capital contribution by
  officers and directors         ---      ---        ---     ---       1,983       ---         ---       ---
Cash dividends declared:
  Common stock, $.2275 per
  share                          ---      ---        ---     ---         ---       ---      (6,227)      ---
                                 ---      ---        ---     ---         ---       ---      -------      ---
BALANCE, December 31,
  2002                           ---     $---     27,580     $28    $126,165   $(2,229)   $237,227  $(24,998)
                                 ===     ====     ======     ===    ========   ========   ========  =========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(dollars in thousands)

                                                                                       2002          2001             2000
                                                                                       ----          ----             ----
                                                                                                  (Restated)       (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $  4,389     $  28,104       $  44,700
Adjustments to reconcile net income to net cash provided by operating activities --
  Depreciation and amortization                                                       101,007        88,565          70,691
  Accrued losses on business transferred under contractual agreement                   13,780             -               -
  (Benefit)/provision for deferred income taxes                                        (3,118)        3,502           5,866
  Loss on sale of leasing equipment                                                     4,257         1,223           2,198
  Loss/(gain) on sale of marketable securities                                             30             -             (11)
  Gain on sale of assets held for sale                                                      -        (1,774)              -
  Gain on sale of land held for sale                                                   (4,766)            -               -
  Provision for uncollectible accounts                                                  7,843         9,001           3,784
  Gain on retirement of debt                                                           (1,118)         (930)         (1,400)
  Cumulative effect of change in accounting principle                                       -             -          (1,100)
  Fair value adjustment for derivative instruments                                      5,530         8,248               -
  Losses on investments accounted for under the equity method                           6,603           804             598
  Sale (purchase) of assets held for sale                                                   -       291,587        (273,571)
  Other, net                                                                          (14,290)      (17,538)         (7,463)
                                                                                      -------       -------         -------
          Net cash provided by (used for) operating activities                        120,147       410,792        (155,708)
                                                                                      -------       -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment                                                     (191,938)     (201,370)       (198,176)
Proceeds from dispositions of leasing equipment                                        12,041        15,635          83,939
Proceeds from sale of land                                                              7,955             -               -
Investment in direct financing leases                                                 (64,088)     (126,792)        (88,618)
Cash collections on direct financing leases, net of income
  recognized of $36,246, $26,499 and $23,845, respectively                             59,749        65,298          76,581
Purchase of marketable securities                                                      (1,494)         (498)              -
Sales and matured marketable securities and other investing activities                    574             -             107
Investment in and advances to subsidiary                                                  765             -               -
Acquisitions, net of cash acquired                                                          -             -        (399,797)
                                                                                      -------       -------         -------
          Net cash used for investing activities                                     (176,436)     (247,727)       (525,964)
                                                                                      -------       -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                      1,227,406       146,315         597,504
Payment of long-term debt and capital lease obligations                            (1,023,645)     (237,292)       (113,859)
Borrowings of revolving credit lines                                                   47,000       238,992         237,737
Repayment of revolving credit lines                                                  (121,846)     (358,816)        (86,226)
Purchase of treasury stock                                                               (130)         (929)              -
Dividends paid                                                                         (5,643)       (4,799)         (4,113)
                                                                                      -------       -------         -------

Net cash provided by (used for) financing activities                                  123,142      (216,529)        631,043
                                                                                      -------       -------         -------

Net increase (decrease) in cash and short-term investments                            $66,853      $(53,464)       $(50,629)

CASH AND SHORT-TERM INVESTMENTS, beginning of period                                  103,760       157,224         207,853
                                                                                      -------       -------         -------

CASH AND SHORT-TERM INVESTMENTS, end of period                                       $170,613      $103,760        $157,224
                                                                                      =======       =======         =======

Supplemental schedule of non-cash financing activities:

Assumption of debt in connection with sale of assets held for sale                         $-       $58,037              $-
Transfer of leasing equipment to assets held for sale                                      $-            $-         $62,009
Increase in minority interest in consolidated subsidiary from contribution of
equipment                                                                                  $-       $26,326              $-

            The accompanying notes to consolidated financial statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(1)	Nature of operations and significant accounting policies:

The nature of operations and the significant accounting policies used by Interpool, Inc. and subsidiaries (the "Company" or "Interpool") in the preparation of the accompanying consolidated financial statements are summarized below. The Company's accounting records are maintained in United States dollars and the consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("US GAAP").

Nature of operations--

The Company and its subsidiaries conduct business principally in a single industry segment, the leasing of intermodal dry freight standard containers, chassis and other transportation related equipment. Within this single industry segment, the Company has three reportable segments: container leasing, domestic intermodal equipment leasing and computer equipment leasing. The container-leasing segment specializes in the leasing of intermodal dry freight standard containers, while the domestic intermodal equipment segment specializes in the leasing of intermodal container chassis and freight rail cars. The computer leasing segment specializes in the leasing of microcomputers and other related equipment. The Company leases its containers principally to international container shipping lines located throughout the world. The customers for the Company's chassis are a large number of domestic companies, many of which are domestic subsidiaries or branches of international shipping lines, as well as major U.S. railroads. Equipment is purchased directly or acquired through conditional sales contracts and lease agreements, many of which qualify as capital leases.

The Company's container leasing operations are conducted through our subsidiary, Interpool Limited, a Barbados corporation. Profits of Interpool Limited from container leasing operations are exempt from federal taxation in the United States. These profits are subject to Barbados tax at rates that are substantially lower than the applicable rates in the United States.

The Company's computer leasing segment consisted of two majority owned subsidiaries, Microtech Leasing Corporation ("Microtech") and Personal Computer Rental Corporation ("PCR"). During the third quarter of 2001, the Company adopted a plan to exit this segment that included i) acquiring the remaining ownership interest in Microtech and terminating its operations, and ii) selling the Company's ownership interest in PCR. As of December 31, 2002, the Company is continuing to liquidate the assets of Microtech. PCR's financial results deteriorated throughout 2002 and PCR ceased active operations and began to liquidate in 2003. Notwithstanding its plan to discontinue the operations of Microtech, such operations are reported on a continuing basis. See Note 9 to the Consolidated Financial Statements.

Beginning June 27, 2002, the Company's consolidated financial statements include Container Applications International, Inc. ("CAI"), which was previously accounted for under the equity method of accounting. The Company owns a 50% common equity interest in CAI. (See Note 15 for further information regarding CAI.)

Basis of consolidation--

The Company's consolidated financial statements are prepared in accordance with U.S. GAAP. The consolidated financial statements include the accounts of the Company and subsidiaries more than 50% owned or otherwise controlled by the Company. All significant intercompany transactions have been eliminated. Minority interest in equity of subsidiaries represents the minority stockholders' proportionate share of the equity in the income/(losses) of the subsidiaries.

In connection with certain investments in which the Company does not own a majority interest or otherwise control, or have the ability to assert significant influence over the investee, these investments are accounted for using the equity method of accounting. The Company's investment in its equity method investees is included in other assets.

Goodwill--

On June 29, 2001, the FASB approved its proposed SFAS No. 142, Goodwill and Other Intangible Assets("SFAS 142"). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual value, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" ("SFAS 144"). Goodwill acquired in business combinations completed before July 1, 2001 was amortized through the end of 2001.

Goodwill represents the excess of costs over the fair value of net assets acquired and was amortized through December 31, 2001 using the straight-line method over twenty years. Goodwill amortization for the years ended December 31, 2001 and 2000 totaled $727 and $755, respectively which is included in other (income)/expense, net in the accompanying consolidated statements of income. Commencing January 1, 2002, as a result of adopting SFAS 142, goodwill is no longer amortized but is reviewed for impairment. During the first quarter 2002, the Company performed a transitional goodwill impairment test as required and determined that no goodwill impairment existed at January 1, 2002, therefore, no adjustment to the goodwill balance was required at that time. During December 2002 the Company conducted its annual goodwill impairment test. The testing disclosed that at December 31, 2002 the fair value of an investment accounted for using the equity method included in the domestic intermodal leasing segment was below its carrying value. As a result, the Company's basis for this equity method investment was written down by $1,095 to its estimated fair market value. Total goodwill recorded at December 31, 2002 and 2001 is $8,558 and $9,653, respectively and is included in other assets on the accompanying Consolidated Balance Sheet. This goodwill is included in total assets within the Domestic Intermodal Leasing segment. If SFAS 142 had been in effect for the years ended December 31, 2001 and 2000, net income would have increased by $437 and $453, (net of tax) respectively. The basic and diluted net income per share would have been increased by $.02 in both 2001 and 2000.

Translation of foreign currencies--

The Company has determined that the U. S. dollar is its functional currency for each of its overseas operations therefore, all gains and losses resulting from translating foreign currency transactions into the functional currency are included in income.

Revenues--

Equipment leasing revenues include revenue from operating leases and income on direct financing leases, which is recognized over the term of the lease using the effective interest method. Rental income on operating leases is recognized on the accrual basis based on the contractual agreement with the lease customer.

Maintenance and repair expense--

Maintenance and repair expenses are accounted for under the direct expense method; thus these amounts are charged to operating expenses when incurred.

Allowance for doubtful accounts--

The adequacy of our allowance for doubtful accounts is periodically reviewed based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance for doubtful accounts is intended to provide for losses inherent in the accounts and notes receivable, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. The Company believes our allowance for doubtful accounts is adequate to provide for credit losses inherent on our accounts and notes receivable.

Non-performing receivables--

Non performing receivables reflect both operating lease receivables and finance lease receivables which the Company considers impaired. When evaluating its operating and finance lease receivables for impairment, the Company considers, among other things, the level of past-due amounts of the respective receivable, the borrower's financial condition, credit quality indicators of the borrower, and the value of underlying collateral.

Stock-Based compensation--

Stock option plans are accounted for in accordance with SFAS No. 148, Accounting for Stock-Based Compensation ("SFAS 148"). This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which allows for the retention of principles within Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees ("APB 25"). As permitted by the Statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. To date, all options were granted with exercise price equal to the market price of the Company's Stock at Grant Date; accordingly, no compensation expense has been recognized. Options issued with an exercise price below the fair value of the Company's common stock on the date of grant will be accounted for as compensatory options. The difference between the exercise price and the fair value of the Company's common stock will be charged to expense over the shorter of the vesting or service period. Options issued at fair value are non-compensatory. Had the fair value method of accounting been applied to the Company's stock option plans, pro forma net income and per share amounts would be as follows:

                                                                 Year Ended December 31,
                                                       -------------------------------------------
                                                                         2001             2000
                                                         2002          Restated         Restated
                                                         ----          --------         --------

Net income, as reported                                 $4,389          $28,104          $44,700
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects         (112)             (72)             (20)
                                                        ------          -------          -------
Pro forma net income                                    $4,277          $28,032          $44,680
                                                        ======          =======          =======

Earnings per share:
Basic-as reported                                        $0.16            $1.03            $1.63
                                                          ====             ====             ====
Basic-pro forma                                          $0.16            $1.02            $1.63
                                                          ====             ====             ====
Diluted-as reported                                      $0.15            $0.97            $1.63
                                                          ====             ====             ====
Diluted-pro forma                                        $0.15            $0.97            $1.63
                                                          ====             ====             ====

This pro forma impact only takes into account options granted since January 1, 1995. The average fair value of options granted during 2002 was $6.66. The fair value was estimated using the Black-Scholes Option pricing model based on the market price at Grant Date of $13.73 and the following assumptions: risk-free interest rate of 3.5%, expected life of 7 years, volatility of 50% and dividend yield of 1.31%.

The fair value of options granted during 2000 was $5.35 and $2.62, respectively. The fair value was estimated using the Black-Scholes option pricing model based on the market price at Grant Date of $11.94 and $6.38 in 2000, respectively, and the following weighted average assumptions: risk-free interest rate of 5.97% and 6.70%, expected life of 7 and 7 years, volatility of 37% and 37% and dividend yield of 1.3% and 2.4% in 2000, respectively. No options were granted by the Company in 2001.

Insurance receivables--

The Company has maintained insurance coverage in the event of a lessee's insolvency, bankruptcy or default. Amounts recorded as an insurance claim receivable are included in other receivables, net in the Consolidated Balance Sheets and are limited to those amounts that are probable of collection and include only incurred costs and losses related to the insurable event. Amounts recorded as insurance claim receivable are recorded in other (income)/expense, net in the Consolidated Statements of Income. Upon collection of the receivable from the insurance carriers, any amounts in excess of or less than the receivable recorded would be recorded as other (income)/expense, net in the Consolidated Statements of Income.

Leasing equipment--

Depreciation and amortization of leasing equipment (both equipment on-lease to customers and available for hire) is provided under the straight-line method based upon the following estimated useful lives:

          Dry freight standard containers              12.5 years
          Chassis                                      17.5 to 22.5 years
          Other                                        3 to 15 years

Effective October 1, 2000, in connection with information obtained from independent appraisals completed for the acquisition of Transamerica's chassis fleet in October 2000, the Company revised its estimate of the depreciation life of chassis to 17.5 years in order to establish the same life for all chassis whether initially purchased by the Company or by Transamerica. These assets had been previously depreciated over periods that ranged between 15 and 20 years. The effect of this change was to reduce depreciation expense by $947 for the year ended December 31, 2000 which resulted in a $.03 increase in the basic and diluted net income per share.

In March 2002, the Company completed a $500,000 chassis securitization facility. At that time, independent appraisals indicated a chassis useful life of between 20 and 25 years. As a result, effective April 1, 2002, the Company has further revised its estimate of the useful life of certain of its chassis from 17.5 years to 22.5 years. The effect of this change was to decrease depreciation expense by $6,866 ($4,120 net of tax) for the year ended December 31, 2002 which resulted in a $0.15 and $0.14 increase in the basic and diluted net income per share, respectively. The valuations and in-depth review concluded that no change was required to the residual value of the Company's chassis. Annually, the effect of this change in useful lives is to decrease depreciation expense by approximately $9,155.

CAI, the Company's 50% owned subsidiary, had an independent valuation performed on its container fleet to determine the useful life of the containers as well as the estimated market value at the end of their useful life. As a result, effective April 1, 2002, the Company has adjusted the useful life for all of its containers to 12.5 years (previously 12.5 to 15 years) and has changed its residual values to the estimated market value of the containers as determined by the appraisal. The effect of this change for the year ended December 31, 2002 was to decrease depreciation expense of the Company by $489. In addition, the Company recognized additional depreciation recorded by CAI prior to June 27, 2002 of $626 that was recorded by the Company in loss for investments accounted for under the equity method. The net effect of these changes increased net income by $51, considering the Company's 50% common equity interest in CAI.

Gains or losses resulting from the disposition of leasing equipment are recorded in the year of disposition.

In August 2001, the FASB approved its proposed SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances occur measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds it estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS 144 on January 1, 2002.

During the first quarter of 2002, the Company evaluated the carrying value of its long-lived assets as prescribed by SFAS 144. The adoption of this statement in the first quarter of 2002 did not result in an adjustment to our consolidated financial statements. At December 31, 2002, the Company performed a review of its container and chassis fleet in order to determine whether these assets are impaired in accordance with SFAS 144. The container fleet is reported within the container leasing segment, while the chassis are reported within the domestic intermodal equipment segment. This review indicated that there was no impairment to the fleet with the exception of a small portion of the fleet that was idle or that had specific design flaws. The Company performed a review of this equipment to determine whether the units would be repaired and returned to service or sold based upon the best economic alternative for the Company. This determination was based on the condition of the unit, its location and the resale market within that location. All units identified for sale were then written down to net realizable value. For the year ended December 31, 2002, the impairment loss on this equipment was $5,715 of which $4,065 is included in depreciation expense and $1,650 is included in lease operating expense on the accompanying consolidated Statement of Income.

During the year ended December 31, 2002, CAI recognized an impairment loss on certain containers including containers in its operating inventory that were damaged and for units in its held for sale inventory. The loss was calculated by comparing the equipment's net book value to the estimated realizable value of the equipment. The total impairment loss recorded by CAI was $4,231. The Company's 50% share of this loss is $2,115 of which $1,732 was recognized by CAI before June 27, 2002 and was recorded by the Company in loss for investments accounted for under the equity method. In addition $766 of additional depreciation was recognized by CAI after June 27, 2002 which reduced income before taxes by $383 after taking into account the Company's 50% minority interest adjustment.

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

The Company classified the retained interest in the off-balance sheet direct finance lease securitization completed in March 1999 as an available-for-sale security, which is included in "Other Investment Securities" in the accompanying consolidated balance sheets. Impairment losses of $134 for the year ended December 31, 2002 were recorded and included in the accompanying consolidated income statements based upon management's analysis of projected cash flows of the underlying direct finance lease receivables in the securitization trust.

During the year ended December 31, 2002, sales of available-for-sale securities resulted in proceeds of $574, gross gains of $5, and gross losses of $35. During the year ended December 31, 2001, no sales of available-for-sale securities took place. Sales of available-for-sale securities for the year ended December 31, 2000 resulted in proceeds of $107 and gross gains of $11.

The amortized cost and estimated fair value of available for sale securities as of December 31, 2002 and 2001 are as follows:

                                                         Gross Unrealized
                                         Amortized      Holding      Holding      Estimated
                                           Cost          Gains        Losses     Fair Value
                                           ----          -----        ------     ----------
     2002
     ----
     Other Investment Securities          $10,319         $---        $---         $10,319
     Marketable Securities                  1,553          ---         (86)          1,467
                                            -----         ----        -----          -----
                                          $11,872         $---        $(86)        $11,786
                                          =======         ====        =====        =======
     2001 (Restated)
     ---------------
     Other Investment Securities          $15,348         $304        $---         $15,652
     Marketable Securities                    663           42         (67)            638
                                              ---           --         ----            ---
                                          $16,011         $346        $(67)        $16,290
                                          =======         ====        =====        =======

Comprehensive income--

Comprehensive income consists of net income or loss for the current period and losses that have been previously excluded from the income statement and were only reported as a component of equity. All prior periods have been restated.

The tax effect of other comprehensive income (loss) is as follows:

                                                           Before Tax      Tax       Net of
Year Ended December 31, 2002                                 Amount      Effect    Tax Amount
                                                             ------      ------    ----------
Unrealized holding losses arising during the period:
Marketable securities (1)                                      $(40)        $14         $(26)
Other investment securities (2)                                (304)         15         (289)
Cumulative foreign currency translation adjustment              (66)         23          (43)
Swap agreements                                             (23,436)      8,703      (14,733)
                                                            --------      -----      --------
                                                           $(23,846)     $8,755     $(15,091)
                                                           =========     ======     =========

(1)  Amounts are net of losses on sales of marketable securities of $30
     (before income tax effect of $12) recognized in the income statement.
(2)  Amounts are net of impairments of $134 (before income tax effect of $5)
     recognized in the income statement.

Year Ended December 31, 2001 (restated)
Unrealized holding losses arising during the period:
Marketable securities                                          $(29)        $11         $(18)
Other investment securities                                  (1,005)         50         (955)
Swap agreements (3)                                         (12,363)      2,195      (10,168)
                                                            --------      -----      --------
                                                           $(13,397)     $2,256     $(11,141)
                                                           =========     ======     =========

(3)  Includes $9,012 (before income tax effect of $2,434) relating to the cumulative effect of adopting SFAS 133.

Year Ended December 31, 2000 (restated)
Unrealized holding gains arising during the period:
   Marketable securities (4)                                    $14         $(5)           $9
   Other investment securities                                  539         (27)          512
                                                                ---         ----          ---
                                                               $553        $(32)         $521
                                                               ====        =====         ====

(4)  Amounts are net of gross gains on sales of marketable securities of $11
     (before income tax effect of $4) recognized in the income statement.

The components of accumulated other comprehensive loss, net of taxes, are as follows:

                                                                        December 31,
                                                               ------------------------------
                                                                                     2001
                                                                      2002         Restated
                                                                      ----         --------
Marketable securities                                                $(54)            $(28)
Other investment securities                                            ---              289
Cumulative foreign currency translation adjustment                    (43)              ---
Swap agreements                                                   (24,901)         (10,168)
                                                                  --------         --------
                                                                 $(24,998)         $(9,907)
                                                                 =========         ========

Fair value of financial instruments--

The carrying amount of cash and short-term investments, trade receivables and payables, accrued interest receivable and payable approximate fair value. The carrying amount and estimated fair value of the Company's debt and capital securities is $898,037 and $863,060, respectively, at December 31, 2002. The carrying amount and estimated fair value of the Company's debt and capital securities is $1,061,296 and $1,017,062, respectively, at December 31, 2001.

On January 1, 2001, the Company adopted SFAS 133. The carrying amount of the interest rate swap contracts approximated fair value as of December 31, 2002 and 2001.

Concentration of credit risk--

At December 31, 2002 approximately 48% of accounts receivable and notes receivable and 72% of the net investment in direct financing leases were from customers outside of the United States. At December 31, 2001, approximately 25% of accounts receivable and notes receivable and 69% of the net investment in direct financing leases were from customers outside of the United States. The majority of the increase in customers outside the United States is a result of consolidating CAI as of June 27, 2002. Excluding CAI, approximately 26% of accounts receivable and notes receivable and 73% of the net investment in direct financing leases were from customers outside the United States at December 31, 2002.

In 2002, 2001 and 2000 the Company's top 25 customers represented approximately 71%, 69% and 67%, respectively, of its consolidated billings, with no single customer accounting for more than 8.2%.

Net income per share--

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

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                                       (in thousands)
                                                                 2002(2)     2001       2000
                                                                 -------     ----       ----
     Average common shares outstanding                           27,360     27,417     27,421
     Plus: Dilutive stock options (1)                             1,842      1,556          5
                                                                  -----      -----          -
     Average common shares outstanding assuming dilution         29,202     28,973     27,426
                                                                 ======     ======     ======

     (1)  Issuable primarily under stock option plans. (4,474,001 options to acquire common shares are not included in 2000 because they were antidilutive.)

     (2)  The convertible redeemable subordinated debentures issued by the Company on
          December 27, 2002 had no effect on diluted net income per share in 2002.

Adoption of New Accounting Standard--

In April 2002, the FASB issued SFAS No. 145 ("SFAS 145"). This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The statement is effective for the fiscal year beginning January 1, 2003, with early adoption permitted. The Company adopted the provisions of the statement on October 1, 2002. Extraordinary gains on the retirement of certain debt of $671 (net of $447 of tax), $558 (net of $372 of tax) and $840 (net of $560 of tax) for the years ended December 31, 2002, 2001, and 2000 were reclassified into other (income)/expense, net and recorded on a pre-tax basis.

Prospective accounting pronouncements--

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Prior to SFAS 146, U.S. GAAP provided for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. It is not expected that SFAS 146 will materially affect the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements ("ARB 51"), to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. ARB 51 requires that an enterprise's consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. That requirement usually has been applied to subsidiaries in which an enterprise has a majority voting interest. The voting interest approach is not effective in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risk. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether it is its primary beneficiary and therefore is required to consolidate that entity. FIN 46 also addresses the initial valuation of the assets and liabilities to be consolidated, the treatment of any gain or loss resulting from the initial measurement and disclosure requirements for the primary beneficiary. All entities with variable interest in variable interest entities created after January 31, 2003 shall apply the provisions of FIN 46 immediately. Public entities with a variable interest in a variable interest entity created before February 1, 2003 shall apply the provisions of this interpretation no later that the first interim or annual reporting period beginning after December 15, 2003. On December 24, 2003, FASB issued an Interpretation which clarified and modified FASB Interpretation No. 46. The Company is in the process of analyzing FIN 46, as modified. Based upon its preliminary analysis, it would appear the Company may be required to deconsolidate its investment in Interpool Capital Trust. As a result, Company-obligated Mandatorily Redeemable Preferred Securities in Subsidiary Grantor Trusts would be eliminated and replaced by an amount reported as debt in the Consolidated Financial Statements. Such changes are not expected to have any significant impact on the Company's financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). This statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities in statements of financial position. Almost all instruments within the scope of this statement are initially measured at fair value with subsequent changes in fair value flowing through the income statement. One exception is mandatorily redeemable instruments. These instruments are initially measured at the present value of the amount to be paid at the earliest settlement date and adjusted to their redemption/settlement amount using the implicit interest rate at inception. Most of the guidance in SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the provisions of SFAS 150, relating to mandatorily redeemable non-controlling interest, were deferred indefinitely. It is not expected that SFAS 150 will materially affect our consolidated financial statements.

Use of estimates--

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications--

Certain reclassifications have been made to the 2000 and 2001 amounts in order to conform to the 2002 presentation. In addition, certain amounts included in the previously issued 2000 and 2001 financial statements have been restated as described in Note 2 to the Consolidated Financial Statements.

(2)	Restatement of Previously Issued Financial Statements

The Company determined that it misinterpreted or misapplied generally accepted accounting principles in certain circumstances. As a result, the Company has restated the audited consolidated financial statements for the years ended December 31, 2001 and 2000. In addition, the Company recorded a reduction of $1,954 to opening retained earnings at January 1, 2000.

The following tables set forth the effects of the restatement adjustments and the adoption of SFAS 145 in 2002 (which changes the income statement classification of the early extinguishment of debt) on income before tax and change in accounting principles, net income and the basic and diluted earnings per share for the years ended December 31, 2001 and 2000. The restatement adjustments are discussed in the "Description of Restatement Items" section following the tables below.

                                                                        Year Ended December 31, 2001
                                                                        ----------------------------
                                                       Income before
                                                      taxes and change                     Income Per      Income Per
                                                       in accounting          Net            Share           Share
                                                         principle          Income          (Basic)        (Diluted)
                                                         ---------          ------          -------        ---------

Previously Reported                                       $49,723           $42,480           $1.55            $1.47

Lease accounting                                           (1,817)           (2,023)          (0.07)           (0.07)
Residual guarantees                                         2,150             1,290            0.05             0.05
Swap accounting                                            (6,435)           (4,320)          (0.16)           (0.15)
Income on piggyback trailer fleet                             (26)              (16)          (0.00)           (0.00)
Intercompany transactions with CAI                         (1,290)           (1,121)          (0.04)           (0.04)
Reduction in carrying value of containers                      38                36            0.00             0.00
Deferred tax asset valuation                                    0              (924)          (0.03)           (0.03)
Intercompany account reconciliations                       (1,305)           (1,259)          (0.05)           (0.04)
Accounting for insurance claim                             (5,125)           (4,497)          (0.16)           (0.16)
Changes in accruals and estimates
  Bonus accrual                                              (614)             (369)          (0.01)           (0.01)
  Estimated repair costs incurred on equipment               (728)             (437)          (0.02)           (0.02)
  Other                                                       663               565            0.02             0.02
                                                       ----------------------------------------------------------------
Net restatements                                          (14,489)          (13,075)          (0.47)           (0.45)
                                                       ----------------------------------------------------------------

As restated, before reclassifications of
extraordinary items and discontinued
operations                                                 35,234            29,405            1.08             1.02

Change in accounting for adoption of SFAS 133 in
  2001                                                        ---              (833)          (0.03)           (0.03)
Elimination of discontinued operations
  classification and gain on sale of PCR                   (2,660)             (468)          (0.02)           (0.02)
Adoption in 2002 of SFAS 145 on retirement of
  debt                                                        930               ---          ---              ---
                                                       ----------------------------------------------------------------
As restated                                               $33,504           $28,104           $1.03            $0.97
                                                       ================================================================

                                                                        Year Ended December 31, 2000
                                                                        ----------------------------
                                                       Income before
                                                      taxes and change                     Income Per      Income Per
                                                       in accounting          Net            Share           Share
                                                         principle          Income          (Basic)        (Diluted)
                                                         ---------          ------          -------        ---------

Previously Reported                                       $49,975           $44,456           $1.62            $1.62

Lease accounting                                             (116)              133            0.01             0.01
Residual guarantees                                           525               315            0.01             0.01
Income on piggyback trailer fleet                          (1,448)             (869)          (0.03)           (0.03)
Intercompany transactions with CAI                           (762)             (603)          (0.02)           (0.02)
Reduction in carrying value of containers                      38                36            0.00             0.00
Deferred tax asset valuation                                    0              (584)          (0.02)           (0.02)
Intercompany account reconciliations                        1,178             1,137            0.04             0.04
Changes in accruals and estimates
  Bonus accrual                                               614               369            0.01             0.01
  Estimated repair costs incurred on equipment                340               204            0.01             0.01
  Other                                                       257               106            0.00             0.00
                                                       ----------------------------------------------------------------
Net restatements                                              626               244            0.01             0.01
                                                       ----------------------------------------------------------------

As restated, before reclassifications of
extraordinary items and discontinued
operations                                                 50,601            44,700            1.63             1.63

Elimination of discontinued operations
classification                                              1,606               ---          ---              ---
Adoption in 2002 of SFAS 145 on retirement of
debt                                                        1,400               ---          ---              ---

                                                       ----------------------------------------------------------------
As restated                                               $53,607           $44,700           $1.63            $1.63
                                                       ================================================================

The significant components of this reduction are described in the "Description of Restatement Items" section below.

Description of Restatement Items

Lease Accounting

During 2000 and 2001, the Company billed customers under four direct finance leases that required a down payment from the customer. The value of equipment leased to these customers totaled $7,055 while the initial down payment called for under the leases amounted to $1,899. These down payments were incorrectly recorded as revenue when collected rather than as a reduction to the net investment in the direct finance leases. This treatment had the effect of overstating revenue in the period that the down payments were made by the customer and understating revenue for the remaining periods of the leases. The effect was to overstate pre tax income for the years ended December 31, 2001 and 2000 by $1,255 and $179, respectively.

After discovering the aforementioned leases, the Company conducted a review of all of its active leases and determined that a number of leases to customers were incorrectly classified as operating leases when these leases met the criteria for capitalization as direct finance leases under the provisions of SFAS 13, Accounting for Leases. As a result, the Company has reduced opening retained earnings at January 1, 2000 by $617 and pre tax income earned under the terms of these leases by $756 for the year ended December 31, 2000. In addition, the Company has increased pre tax income by $246 for the year ended December 31, 2001.

The Company determined that the system used to account for its finance lease portfolio incorrectly calculated the income earned on these leases. The Company recalculated the interest recorded on its lease portfolio which has resulted in an increase to opening retained earnings at January 1, 2000 of $1,106, as well as an increase to pretax income of $819 for the year ended December 31, 2000 and a decrease of $808 for the year ended December 31, 2001.

The adjustments to leases, as noted above, resulted in increases in amounts recorded as Investment in Direct Financing Leases of $45,652 and $46,821 at December 31, 2001 and 2000, respectively. In addition, there was a reduction in Leasing Equipment, net of Accumulated Depreciation of $45,433 and $46,947 at December 31, 2001 and 2000, respectively.

Elimination of Discontinued Operations Classification and Gain on Sale of PCR

During the three months ended September 30, 2001, the Company adopted a formal plan to dispose of PCR, a 51%-owned subsidiary, and to discontinue the operations of Microtech after acquiring the remaining 24.5% ownership interest of this 75.5%-owned subsidiary, and liquidate its lease portfolio. Within the historical financial statements of the Company, PCR and Microtech comprised the computer-leasing segment and specialized in the leasing of microcomputers and related equipment.

As a result of the decision made by the Company, PCR and Microtech were classified as discontinued operations in the previously reported Consolidated Financial Statements at December 31, 2001. Pursuant to APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Consolidated Financial Statements and notes thereto were restated for all comparative periods presented in the December 31, 2001 Consolidated Financial Statements to reflect the decision to discontinue the computer leasing segment. Accordingly, the assets and liabilities, results of operations and cash flows of PCR and Microtech were accounted for as discontinued operations in the previously reported Consolidated Financial Statements at December 31, 2001 and December 31, 2000.

On December 31, 2001, the Company acquired from the management of Microtech (the same individuals who manage PCR) the remaining 24.5% ownership interest in Microtech for $792 in cash, thereby increasing the Company's ownership in Microtech to 100%.

In addition, on December 31, 2001, the Company completed the contractual sale of its 51% ownership stake of PCR to an investment group comprised of the management of PCR. Under the agreement, the Company sold its share of PCR for $3,200. The purchase price was satisfied through the issuance of a non-recourse note in the amount of $2,560 and a cash payment of $640 received by the Company on January 2, 2002. This transaction was recorded as a sale in December 2001 resulting in an after tax gain of $468 included in the previously reported 2001 Consolidated Financial Statements.

At December 31, 2001, the Company also had a loan due from PCR in the amount of $3,500 under a long term revolving credit facility which was due on demand and was secured by substantially all of PCR's assets, subordinated to the interest of a financial institution which provided PCR an additional line of credit. The Company was also a guarantor of PCR debts due to parties other than the Company totaling $5,000.

At the time of closing of the sale of the Company's interest in PCR, the Company provided a guarantee of an additional line of credit from a financial institution of up to $3,000 on PCR's behalf. The financial institution subsequently agreed, at the Company's request, to rescind this guarantee, retroactive to December 31, 2001. In lieu of the Company's guarantee, effective December 31, 2001, certain directors and officers of the Company guaranteed an additional line of credit of up to $3,000 on behalf of PCR. In addition, on December 31, 2001 the Company had entered into consulting and bonus contracts with two officers of PCR. Microtech also had a finance lease and other receivables in the amount of approximately $1,400 due from PCR at December 31, 2001. These transactions and continuing obligations of the Company and its officers and directors were not considered by the Company when evaluating the accounting for the PCR transaction at December 31, 2001. These items preclude the use of sale accounting for this transaction. As a result, classification of the computer leasing segment as a discontinued operation was inappropriate. Effective December 31, 2001, the assets and liabilities of PCR are included in the Consolidated Balance Sheets as assets of business transferred under contractual agreement and liabilities of business transferred under contractual agreement, respectively. The assets and liabilities of Microtech are included in the respective line items on the Consolidated Balance Sheets.

The Consolidated Financial Statements have been restated for the years ended December 31, 2001 and 2000 to include the results of the computer leasing segment in net income from continuing operations and to reverse the sale accounting treatment of the PCR disposition at December 31, 2001. This has resulted in a reduction of $468 to net income and $2,660 to income before taxes and change in accounting principle ($2,377, net of tax) for the year ended December 31, 2001 and an increase of $1,606 to income before taxes and change in accounting principle for the year ended December 31, 2000. During 2002, the results of Microtech's activities were included in the Company's results from continuing operations. In accordance with SEC Staff Accounting Bulletin Topic 5e, the Company has recorded PCR's operating losses generated during 2002 which are classified in other (income)/expense, net and has correspondingly reduced PCR's assets included in assets of business transferred under contractual agreement.

Residual Guarantees

During the year ended December 31, 2000, the Company acquired certain leasing equipment subject to long term lease agreements and financed the transaction through sale/leaseback arrangements with financial institutions. These leases generally called for the Company to guarantee a stated portion of the residual value at the end of the lease term. During a review of these leases, it was determined that the Company had been accruing for the full amount of its residual, rather than for an estimate of the Company's potential payment under the residual guaranty. As a result, the Company has reduced its provisions for these guarantees amounting to $1,830 and $504 for the years ended December 31, 2001 and 2000, respectively. These amounts have been reflected in lease operating expense on the accompanying Consolidated Statements of Income.

In addition, during the review of these leases, the Company determined that two leases that had been treated as operating leases should have been classified as finance leases. The reclassification of these leases resulted in additional pre tax income of $320 and $21 for the years ended December 31, 2001 and December 31, 2000, respectively. The effect of capitalizing these leases was to increase debt and capital lease obligations by $13,131 and $13,948 at December 31, 2001 and December 31, 2000, respectively. In addition, it increased leasing equipment, net of accumulated depreciation by $13,472 and $13,969 at December 31, 2001 and December 31, 2000, respectively.

Swap Accounting and Change in Accounting for Adoption of SFAS 133 in 2001

The Company entered into a swap facility in July 2000 with a notional value of $149,882 related to its chassis securitization. This facility qualified for hedge accounting based upon the rules in effect prior to the Company's adoption of SFAS 133. Upon the adoption of SFAS 133 in January 2001, the Company believed that the swap would be effective in hedging the underlying debt and accounted for the swap as a cash flow hedge under SFAS 133. However, the documentation of the hedging relationship did not exist in 2001 as required by generally accepted accounting principles and, therefore, the swap should have been accounted for as a speculative contract until it was terminated in March 2002. The swap had a negative fair value of $6,580 on December 31, 2000 which was included in accumulated other comprehensive loss at the date of adoption. This negative value will be amortized over the life of the swap in accordance with the transition rules set forth in SFAS 133. For the period from January 1, 2001 to March 28, 2002, the date the swap terminated, all changes to the value of the swap have been reflected in fair value adjustment for derivative instruments on the accompanying Consolidated Statements of Income.

In connection with the adoption of SFAS 133 on January 1, 2001, the Company incorrectly applied the transition rules under SFAS 133 and recorded the cumulative effect of the adoption of SFAS 133 relating to certain swaps which previously qualified for hedge accounting as an adjustment to net income rather than accumulated other comprehensive income.

In addition, the Company has re-measured the ineffectiveness related to a swap and has reclassified this ineffectiveness from accumulated other comprehensive loss to fair value adjustment for derivative instruments on the accompanying Consolidated Statements of Income.

The effect of all of the changes described above was to reduce pre tax income by $6,435 for the year ended December 31, 2001. These changes had no impact on the previously reported stockholders' equity.

Income on Piggyback Trailer Fleet

Prior to the sale of its piggyback trailer fleet to TIP Intermodal Services (TIP) in March 2001, the Company estimated the net revenue earned by its fleet of trailers that were being managed under the terms of management services agreements with third parties. These estimates were based upon the historical performance of these trailers and did not reflect the reduction in the utilization of this equipment and the increase in the repair of this equipment resulting from a downturn in demand. As a result, the Company has reduced January 1, 2000 opening retained earnings by $833 and has reduced revenue by $26 for the year ended December 31, 2001 and $1,448 for the year ended December 31, 2000. The Company had previously recorded the write off of the related receivable of $3,254 as an adjustment to the cost of the TIP sale and related acquisition of the North American Intermodal Division of Transamerica Leasing Inc. (See Note 7 to the Consolidated Financial Statements.)

Inter-company Transactions with CAI

During the period from 1998 to March 2002, there were several transactions wherein Interpool acquired equipment, and the related leases, from CAI on terms that resulted in a profit for CAI.

Prior to June 27, 2002, the Company's investment in CAI was accounted for under the equity method of accounting. (See Note 15 to the Consolidated Financial Statements.) The Company failed to eliminate a portion of inter-company profits in recording its equity portion of the income or loss incurred by CAI. The elimination of these intercompany transactions resulted in a reduction to opening retained earnings of $760 at January 1, 2000, and a reduction to pre tax income of $1,290 and $762 for the years ended December 31, 2001 and 2000, respectively.

Reduction in Carrying Value of Containers

In December 1996, the Company re-acquired certain containers that had previously been sold by the Company to an investment partnership. The containers were acquired at a premium to cover losses that had been incurred by the investors in the partnership and certain other fees paid to those that arranged the partnership. Officers and directors of the Company held a 3.3% interest either directly or indirectly in the partnership. These additional costs were capitalized and the equipment was treated as new for depreciation purposes. The Company has adjusted the basis of this equipment to the comparable book value for similar equipment in its fleet. As a result, the Company has reduced opening retained earnings and leasing equipment, net of accumulated depreciation at January 1, 2000 by $831. In addition, pre tax income has increased by $38 for each of the years ended December 31, 2001 and 2000.

Intercompany Account Reconciliations

The Company identified an inter-company account in 2002 that had not been reconciled at December 31, 2001 or 2000. This reconciliation, when performed in 2002, resulted in a decrease to pre tax income of $1,305 for the year ended December 31, 2001 and an increase to pre tax income of $1,178 for the year ended December 31, 2000.

Accounting for Insurance Claim

In February 2001, the Company demanded return of all of its equipment on lease to a significant customer based in South Korea. The lessee subsequently commenced insolvency proceedings and did not return our equipment. At the time of this insolvency, the Company maintained insurance coverage against such lessee defaults, and submitted a claim in 2002 to its insurance carriers seeking to recover the value of the receivables owed by the customer (to the extent covered by the insurance policies). The claim includes per diem rental charges for up to one hundred and eighty days after the default date for equipment not returned by the lessee as well as loss, damage and recovery costs relating to the equipment on lease that are also billable to the lessee in accordance with the lease.

In the past, the Company has accounted for this claim under the assumption that the insurance policy was a guarantee of the lease contract with the customer in default. The Company, therefore, recorded all amounts billable to the lessee under the lease contract, to the extent they were deemed to be collectible from the insurance company, in the periods that they were billable under the terms of the lease. This resulted in the recognition of lease revenues, gains on the disposition of equipment and the recovery of costs related to the default in the periods that they would have been recorded under the terms of the lease.

As a result of comments made on analogous accounting matters in December 2003 by representatives of regulatory authorities, the Company reviewed its accounting for the insurance claim and determined that the insurance policy should not be treated as a guaranty of the lease because the policy is not imbedded in the lease contract. Utilizing this approach, the lease and the insurance policy are accounted for separately. As such, in connection with the lease, the Company ceased the recognition of lease revenues for amounts billable to the lessee after the lease default date at the time the Company determined that such amounts were not probable of collection from the lessee. In connection with the accounting for the insurance policy, the Company has recorded a receivable which has been limited to the actual costs incurred or losses recognized that would have been billable to the lessee pursuant to the lease contract which are also covered by the insurance contract. Items that are covered under the insurance contract, for amounts billable to the lessee in accordance with the lease that are in excess of costs incurred and losses recognized by the Company, are considered a gain contingency. Upon collection of the receivable from the insurance carriers, any amounts in excess of or less than the receivable recorded would be recorded as other (income)/expense, net in the Consolidated Statements of Income.

As of December 31, 2001, the receivable due from the insurance company totaled approximately $9.0 million and is included in other receivables, net in the accompanying Consolidated Balance Sheets.

The change in the accounting for this insurance claim resulted in a decrease to previously reported pre-tax and net income of $5,125 and $4,497, respectively, for the year ended December 31, 2001.

Changes in Accruals and Estimates

The Company made other adjustments consisting of changes to accruals and estimates as well as entries to reclassify previously recorded entries to their correct periods including the following:

Bonus Accrual

The Company over-accrued for bonuses in the year ended December 31, 2000. This excess accrual resulted in a lower bonus provision during the year ended December 31, 2001 when the excess accrual was adjusted. The over accrual at December 31, 2000 was corrected during the re-statement process resulting in an increase to pre tax income for the year ended December 31, 2000 by $614 with a corresponding decrease to pre tax income for the year ended December 31, 2001.

Estimated Repair Costs Incurred on Equipment

After the acquisition of certain used equipment in 1998, the Company capitalized the estimated cost of repairs incurred for the equipment to the depreciable basis of the assets acquired. During 2001, the Company determined that the actual repair costs were less than the estimated costs, resulting in an excess asset balance being depreciated since 1998. During 2001, the Company made an adjustment reducing depreciation expense by $728 (pre-tax) to correct for the excess depreciation expense recorded by the Company from 1998 through 2000. In connection with the re-statement, this 2001 adjustment to depreciation expense was reversed and depreciation expense was corrected for the periods from 1998 through 2000, resulting in an increase to retained earnings of $229 (after tax) at December 31, 1999, an increase to pre-tax income by $340 for the year ended December 31, 2000 and a reduction of pre-tax income by $728 for the year ended December 31, 2001.

Other

Other similar adjustments were made that were individually immaterial and had the effect of increasing opening retained earnings by $1,334 at January 1, 2000.

Income Tax Expense (Benefit)

The change in the provision for income taxes due to the correction of the errors described above decreased the provision for income taxes by $2,621 and increased the provision for income taxes by $248 for the years ended December 31, 2001 and 2000, respectively. In addition, the provision for income taxes was increased as a result of the adoption of SFAS 145 by $372 and $560 for the years ended December 31, 2001 and 2000, respectively.

Deferred Tax Asset Valuation Allowance

The Company also completed a review of its deferred tax liabilities and the carrying value of certain tax assets. In connection with this review, the Company reclassified certain tax liabilities to properly reflect them as deferred tax valuation allowances and has reduced its opening retained earnings and increased its deferred tax liability at January 1, 2000 by $1,582. In addition, it has increased its provision for income taxes by $924 and $584 for the years ended December 31, 2001 and 2000, respectively, with a comparable increase to its deferred tax liabilities at those dates.

Financial Statement Impacts

The correction of the above items resulted in the restatement of certain amounts on the Consolidated Balance Sheet as of December 31, 2001 and the Consolidated Statements of Income for fiscal years 2001 and 2000 as follows:

                                                                 AS PREVIOUSLY                     AS
                                                                    REPORTED      INCREASE/     RESTATED
                                                                    2001(1)       (DECREASE)      2001
                                                                 ----------------------------------------

ASSETS
Cash and short-term investments                                     $ 102,189      $ 1,571       $103,760
Marketable securities                                                     638            -            638
Accounts and notes receivable, net                                     45,156        7,808         52,964
Net investment in direct financing leases                             229,239       46,133        275,372
Other receivables, net                                                 63,169      (14,558)        48,611
Leasing equipment, net                                              1,372,326      (37,539)     1,334,787
Other investment securities                                            15,970         (318)        15,652
Other assets                                                           79,078         (194)        78,884
Assets related to discontinued operations                              10,020      (10,020)             -
Assets of business transferred under contractual agreement                  -       11,561         11,561
                                                                 ----------------------------------------
TOTAL ASSETS                                                       $1,917,785       $4,444     $1,922,229
                                                                 ========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                $ 80,683      $(6,636)       $74,047
Total taxes                                                            30,243        5,033         35,276
Deferred income                                                           766         (226)           540
Total debt and capital lease obligations                            1,335,310       19,370      1,354,680
Liabilities related to discontinued operations                          6,072       (6,072)             -
Liabilities of business transferred under contractual agreement             -        5,078          5,078
Preferred securities                                                   75,000            -         75,000
Minority interest in equity of subsidiaries                            27,247         (908)        26,339
Total stockholders' equity                                            362,464      (11,195)       351,269
                                                                 ----------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $1,917,785       $4,444     $1,922,229
                                                                 ========================================

                                                                 AS PREVIOUSLY                     AS
                                                                    REPORTED      INCREASE/     RESTATED
STATETMENT OF OPERATIONS                                            2001(1)       (DECREASE)      2001
                                                                 ----------------------------------------

REVENUES                                                             $305,133      $33,585       $338,718

COSTS AND EXPENSES
Lease operating and administrative expense                             88,439       40,450        128,889
Provision for doubtful accounts                                         2,302        6,699          9,001
Fair value adjustment for derivative instruments                        2,647        5,601          8,248
Depreciation and amortization of leasing equipment                     74,311        5,367         79,678
Losses for investments under equity method                               (146)         950            804
Other (income)/expense, net                                               612      (10,410)        (9,798)
Interest expense                                                       95,044        3,226         98,270
Interest income                                                        (9,400)         (39)        (9,439)
                                                                 ----------------------------------------
TOTAL COSTS AND EXPENSES                                              253,809       51,844        305,653
                                                                 ----------------------------------------
INCOME BEFORE MINORITY INTEREST INCOME/(EXPENSE),
PROVISION FOR INCOME TAXES AND CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                                         51,324      (18,259)        33,065
Minority interest income/(expense), net                                (1,601)       2,040            439
                                                                 ----------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION
FOR INCOME TAXES, DISCONTINUED OPERATIONS AND
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                    49,723      (16,219)        33,504
Provision for income taxes                                              6,725       (1,325)         5,400
                                                                 ----------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE
DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                                         42,998      (14,894)        28,104
(Loss)/income from discontinued operations, net of tax                 (1,909)       1,909              -
Cumulative effect of change in accounting principle, net of tax           833         (833)             -
Extraordinary gain on retirement of debt, net of tax                      558         (558)             -
                                                                 ----------------------------------------
NET INCOME                                                            $42,480     $(14,376)       $28,104
                                                                 ========================================

                                                                 AS PREVIOUSLY                     AS
                                                                    REPORTED      INCREASE/     RESTATED
                                                                    2000(1)       (DECREASE)      2000
                                                                 ----------------------------------------

REVENUES                                                             $242,255      $45,298       $287,553

COSTS AND EXPENSES
Lease operating and administrative expense                             58,727       31,830         90,557
Provision for doubtful accounts                                         2,192        1,592          3,784
Depreciation and amortization of leasing equipment                     60,767        5,308         66,075
(Income)/loss investments under equity method                             235          363            598
Other (income)/expense, net                                             2,274         (721)         1,553
Interest expense                                                       84,596        3,213         87,809
Interest income                                                       (16,511)        (726)       (17,237)
                                                                 ----------------------------------------
TOTAL COSTS AND EXPENSES                                              192,280       40,859        233,139
                                                                 ----------------------------------------

INCOME BEFORE MINORITY INTEREST INCOME/(EXPENSE),
PROVISION FOR INCOME TAXES AND CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                                         49,975        4,439         54,414
Minority interest income/(expense), net                                     -         (807)          (807)
                                                                 ----------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR
INCOME TAXES, DISCONTINUED OPERATIONS AND CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                               49,975        3,632         53,607
Provision for income taxes                                              8,175        1,392          9,567
                                                                 ----------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE DISCONTINUED
OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                              41,800        2,240         44,040
(Loss)/income from discontinued operations, net of tax                  1,156       (1,156)             -
Cumulative effect change in accounting principle, net of tax              660            -            660
Extraordinary gain on retirement of debt, net of tax                      840         (840)             -
                                                                 ----------------------------------------
NET INCOME                                                            $44,456         $244        $44,700
                                                                 ========================================

(1)  Certain amounts in the "As Previously Reported 2001" column have been reclassified to conform to the classification in 2002.
(3)	Income taxes:

Significant components of deferred tax assets and liabilities as of December 31, 2002 and 2001 were as follows:

                                                              2002         2001
                                                              ----         ----
     Deferred tax assets:
         Loss carry forwards                                $112,925     $102,999
         Other                                                30,327        7,330
                                                            --------     --------
            Total deferred tax assets                        143,252      110,329
              Valuation allowances                          (14,806)      (8,553)
                                                            --------     --------
            Net deferred tax assets                          128,446      101,776
                                                            --------     --------
     Deferred tax liabilities:
         Operating property, net                             154,878      119,357
         Other                                                 5,437       17,533
                                                            --------     --------
            Total deferred tax liabilities                   160,315      136,890
                                                            --------     --------
            Net deferred tax liability                       $31,869      $35,114
                                                            ========     ========

One of the Company's subsidiaries has tax net operating loss carryforwards (NOLs) for Federal income tax purposes totaling approximately $15,602, which may be used only to offset that subsidiary's income. These NOLs, if not utilized, will expire between 2005 and 2006. A valuation allowance has been recorded for the full amount of these NOLs because the utilization of these NOLs prior to their expiration is considered unlikely. In 2002 the Company recorded additional valuation allowances aggregating $6,253 primarily for future tax deductions related to an equity investment, the Chassis Holdings partnership and for losses incurred with respect to PCR. In 2001 the Company recorded valuation allowances of $661 relating to future deductions relating to its Chassis Holdings partnership. Valuation allowances have been established for certain payments with respect to the Chassis Holdings partnership since it could not be concluded that "it is more likely than not" that such items will give rise to a realizable tax benefit in the foreseeable future. Additionally, valuation allowances have been established for future tax losses relating to an equity investment of the Company since it would give rise to a capital loss the deductibility of which is limited under the tax law. Since the Company is not presently projected to generate capital gain income, the "more likely than not" standard for realization of such future capital losses has not been met.

Through December 31, 2002, the Company has incurred passive activity loss carryovers of approximately $192,959 for U.S. federal income tax purposes. These losses can be carried forward indefinitely to offset income from future leasing activities. Additionally, the Company and its subsidiaries have net operating loss carryovers aggregating approximately $151,184 which (after 2003 for New Jersey) can be used to offset future taxable income for state purposes. For New Jersey state tax purposes these losses are scheduled to expire after 2009 if not utilized.

A significant subsidiary of the Company is a Barbados corporation. Under the terms of a protocol between the United States and Barbados, the subsidiary's leasing income is fully taxable by Barbados, but exempt from U.S. Federal taxation. Since 1991, the Barbados tax rate was a maximum of 2½% of income earned in Barbados. No deferred U.S. Federal income taxes have been provided on the unremitted earnings of the subsidiary since it is the Company's intention to indefinitely reinvest such earnings. At December 31, 2002 unremitted earnings of this subsidiary were approximately $275,650. The deferred U.S. Federal income taxes related to the unremitted earnings of this subsidiary would be approximately $96,478, assuming these earnings are taxable at the U.S. statutory rate, net of foreign tax credits.

As a company resident in Barbados, Interpool Limited is required to file tax returns in Barbados and pay any tax liability to Barbados. However, no Barbados tax returns have been prepared or filed for Interpool Limited for any period subsequent to its 1997 tax year, because such tax returns are required to be accompanied by audited financial statements for Interpool Limited, which are not available. The Company believes that the failure to file these returns has not resulted in any underpayment of taxes, interest or penalties (other than a nominal late filing penalty recently enacted in Barbados), because no Barbados taxes would have been due for the years for which returns have not been filed. The Company further believes that Interpool Limited's failure to file these returns would not present any other material risk to Interpool. The Company intends to have the necessary Interpool Limited financial statements prepared and audited as promptly as practicable so that Interpool Limited's Barbados tax returns can be filed as required.

A reconciliation of the U. S. statutory tax rate to the actual tax rate follows:

                                                                   2002      2001     2000
                                                                   ----      ----     ----
     U.S. statutory rate                                           35.0%     35.0%    35.0%
     Difference due to operation of subsidiary in Barbados       (285.5)    (26.7)   (21.1)
     State taxes                                                  (52.0)      1.5      2.8
     Other                                                          4.3       1.4      0.1
     PCR losses                                                    39.3       2.1      ---
     Valuation allowances                                         212.4       2.8      1.1
                                                                  -----       ---      ---

     Actual tax rate                                              (46.5)%    16.1%    17.9%
                                                                  =======    =====    =====

The provision (benefit) for income taxes, including the tax effect for the cumulative effect of change in accounting principle, reflected in the accompanying consolidated statements of income is as follows:

                                               2002           2001           2000
                                               ----           ----           ----
     U.S.                                    $(1,883)        $5,107         $9,265
     Other                                       490            293            742
                                                 ---            ---            ---
                                             $(1,393)        $5,400        $10,007
                                             ========        ======        =======

     Current                                  $1,725         $1,898         $4,141
     Deferred                                 (3,118)         3,502          5,866
                                              -------         -----          -----
                                             $(1,393)        $5,400        $10,007
                                             ========        ======        =======
(4)	Leasing activities:

As lessee--

The aggregate capital lease obligations, secured by equipment, with installments payable in varying amounts through 2018, were $774,173 at December 31, 2002. The aggregate capital lease obligation, secured by equipment, with installments payable in varying amounts through 2011 were $368,384 at December 31, 2001.

As of December 31, 2002, the annual maturities of capital leases and related interest were as follows:

                                       Payment       Interest         Principal
                                       -------       --------         ---------
     2003                              $81,256        $19,852           $61,404
     2004                               75,734         16,100            59,634
     2005                               86,139         13,329            72,810
     2006                               57,736          9,643            48,093
     2007                               69,914          7,097            62,817
     Thereafter                        479,930         10,515           469,415
                                       -------         ------           -------
                                      $850,709        $76,536          $774,173
                                      ========        =======          ========

The Company leases office space and certain leasing equipment under operating leases expiring at various dates through 2010. Rental expense under operating leases aggregated $17,074, $14,856, and $8,439 for the years ended December 31, 2002, 2001 and 2000, respectively.

As of December 31, 2002, the aggregate minimum rental commitment under operating leases having initial or remaining noncancellable lease terms in excess of one year was as follows:

          2003                                         $20,067
          2004                                          19,856
          2005                                          17,934
          2006                                          15,909
          2007                                          14,108
          Thereafter                                    14,043
                                                        ------
                                                      $101,917
                                                      ========

As lessor--

The Company has entered into various leases of equipment that qualify as direct financing leases. At the inception of a direct finance lease, the Company records a net investment based on the total investment (representing the total future minimum lease payments plus unguaranteed residual value), net of unearned lease income. The unguaranteed residual value is generally equal to the purchase option of the lessee, and is included in total lease receivables (approximately $60,012 and $44,221 at December 31, 2002 and 2001, respectively). Unearned income represents the excess of gross investment over equipment cost. Receivables under these direct financing leases, net of unearned income, are collectible through 2011 as follows:

                                                 December 31, 2002
                                                 -----------------
                                   Total Lease        Unearned          Net Lease
                                   Receivable       Lease Income       Receivable
                                   ----------       ------------       ----------
     2003                             $94,716            $34,601          $60,115
     2004                              88,930             26,991           61,939
     2005                              71,055             19,394           51,661
     2006                              61,081             14,659           46,422
     2007                              57,975              9,487           48,488
     Thereafter                        81,506             16,002           65,504
                                       ------             ------           ------
                                     $455,263           $121,134         $334,129
                                     ========           ========         ========

As of December 31, 2001, the Company had total lease receivable, unearned lease income and net lease receivables of $385,227, $109,855 and $275,372 respectively.

As of December 31, 2002 the Company also had noncancellable operating leases, under which it will receive future minimum rental payments as follows:

          2003                                         $82,509
          2004                                          46,772
          2005                                          31,472
          2006                                          20,776
          2007                                          15,880
          Thereafter                                    20,809
                                                        ------
                                                      $218,218
                                                      ========

The Company capitalizes lease commissions and amortizes this cost over the average life of the related lease contract. At December 31, 2002 and 2001, $3,987 and $3,268 of these commissions were included in other assets.

In February 2001, the Company demanded return of all its equipment on lease to a significant customer based in South Korea. The lessee subsequently commenced insolvency proceedings and did not return our equipment. At the time of this insolvency, the Company maintained insurance coverage against such lessee defaults, and submitted a claim to its insurance carriers seeking to recover the value of the receivables owed by the customer (to the extent covered by the insurance policies). Our claim includes per diem rental charges for up to 180 days after the default date for equipment not returned by the lessee as well as loss, damage and recovery costs relating to the equipment on lease that are also billable to the lessee in accordance with the lease. The Company filed an insurance claim in excess of the policy's maximum coverage of $34,600, net of a $400 deductible under the insurance policy. As of December 31, 2002 and 2001, the outstanding receivable recorded from the insurance carrier is $19,605 and $9,045, respectively.

The Company provided the supporting documentation for its claim to an adjuster appointed by the insurance underwriters. A report of the adjuster's findings was submitted to the underwriters in November 2002.

On December 26, 2002, the Company's insurance underwriters commenced a declaratory judgment action against the Company in the United States District Court for the Southern District of New York seeking rescission of its customer default insurance coverage or, in the alternative, a declaration that the premiums paid by the Company for this insurance were inadequate. The insurance underwriters' primary contention is that the Company did not fully disclose to them all material information concerning its South Korean lessee. The underwriters also dispute the timing of the Company's notifications to them of this loss and the amount of the loss. The Company has filed a response to this complaint. The Company intends to vigorously pursue its claim for recovery under its insurance policies and believes that they have strong claims under the policies and defenses to the arguments asserted by the insurance underwriters. Although it is impossible to give assurances as to the ultimate outcome of this proceeding in view of the uncertainties inherent in any litigation, based upon the progress of this case to date and the merits of its position, and after consultation with external counsel, the Company believes that the facts as they have been developed through discovery, and the applicable law, should entitle it to a recovery in the full amount of its claim. The Company will continue to monitor the progress and development of this litigation. As the litigation progresses, the Company will continue to evaluate the prospects for full recovery on its insurance claim, and reserves for the impairment of the asset values may become necessary.

Allowance for doubtful accounts--

The following summarizes the activity in the allowance for doubtful accounts:

                                                                  2001          2000
                                                      2002      Restated      Restated
                                                      ----      --------      --------

      Balance, beginning of year                    $6,674       $16,372       $11,508
           Provision charged to expense              7,843         9,001         3,784
           Increase for allowance due to
           consolidation of CAI as of June
           27, 2002                                  1,898           ---           ---
           Reserves Acquired in Business
           Combination                                 ---           ---         1,281
           Reclassification of Liabilities of
           Business Transferred Under
           Contractual Agreement                       ---          (538)         ---
           Write-offs                               (2,504)      (18,327)        (760)
           Recoveries                                  132           170          563
           Other                                       (10)           (4)          (4)
                                                       ----           ---          ---
      Balance, end of year                         $14,033        $6,674      $16,372
                                                   =======        ======      =======

The allowance for doubtful accounts includes the Company's estimate of allowances necessary for receivables on both operating and finance lease receivables. The allowance for doubtful accounts is developed based on two key components (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful and (2) reserves for estimated losses inherent in the receivables based upon historical trends. The Company believes its allowance for doubtful accounts is adequate to provide for credit losses inherent on its accounts and notes receivable. The allowance for doubtful accounts is intended to provide for losses inherent in the accounts and notes receivable, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. In addition, changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. Finance leases are evaluated on a case by case basis. When evaluating its operating and finance lease receivables for impairment, the Company considers, among other things, the level of past-due amounts of the respective receivable, the borrower's financial condition, credit quality indicators of the borrower, the value of underlying collateral and third party credit enhancements such as guarantees and insurance policies. Once a finance lease is determined to be non-performing, Company procedures provide for the following events to take place in order to evaluate collectibility:

•	The past due amounts are reclassified to accounts and notes receivable,
•	The equipment value supporting such finance lease is reclassified to leasing equipment, and
•	Collectibility is evaluated, taking into consideration equipment book value, and the total outstanding receivable, as well as the likelihood of collection through the recovery of equipment.

As of December 31, 2002 and 2001, included in accounts and notes receivable are non-performing receivables of $11,127 and $6,000, respectively. The Company's average non-performing receivables are $9,150 and $4,807 for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, included in the allowance for doubtful accounts are reserves for the non-performing receivables of $9,505 and $2,845, respectively. As of December 31, 2002 and 2001, our non-performing receivables, net of applicable reserves, were 2.54% and 5.96%, respectively, of accounts and notes receivable, net.

As all outstanding amounts due for non-performing finance lease accounts are reclassified to accounts and notes receivable, therefore an allowance for doubtful accounts for the net investment in direct financing leases is not required.

The Company seeks to reduce credit risk by maintaining insurance coverage against customer insolvency and related equipment losses. Through January 31, 2002, the Company maintained contingent physical damage, recovery/repatriation and loss of revenue insurance, which provided coverage in the event of a customer's insolvency, bankruptcy or default giving rise to its demand for return of all of its equipment. The policy covered the cost of recovering the Company's equipment from the customer, including repositioning cost, damage to the equipment and the value of equipment that could not be located or was uneconomical to recover. It also covered a portion of the lease revenues that the Company might lose as a result of the customer's default (i.e., up to 180 days of lease payments following an occurrence under the policy). The premium rates and deductibles for this type of insurance have increased as a result of higher claim experience by the Company and also within the industry. As a result, effective March 1, 2003, the Company has obtained a new policy covering similar occurrences for a twelve-month period but with revised terms. The new coverage decreases the recoverable amount per occurrence to $9 million as compared to $35 million in our previous policy and increases the deductible per occurrence from $.4 million to $3 million. There can be no assurance that this or similar coverage will be available in the future or that such insurance coverage will cover the entirety of any loss.

(5)	Debt:

The Company's debt consists of notes and loans with installments payable in varying amounts through 2010, with effective interest rates of approximately 2.61% to 9.95% and a weighted average rate of 5.32% in 2002. The principal amount of debt payable under fixed rate contracts is $276,542. Remaining debt of $546,496 is payable under floating rate arrangements, of which $208,206 has been converted to fixed rate debt through the use of interest rate swap agreements. Approximately $555,996 of floating rate debt and capital lease obligations outstanding, have been converted to fixed rate debt through the use of interest rate swaps of which $529,200 qualify as cash flow hedges and $26,796 are free standing derivatives and do not qualify as cash flow hedges (see accounting treatment for interest rate swap contracts accounted for as either cash flow hedges or free standing derivative contracts in Note 6 to the Consolidated Financial Statements). The agreements contain certain covenants, which, among other things, provide for the maintenance of specified levels of tangible net worth (as defined) and a maximum debt to net worth ratio. At December 31, 2002, under covenants in the Company's loan agreement approximately $33,365 of retained earnings were available for dividends. The Company was in compliance with its debt covenants at December 31, 2002 except for having previously issued consolidated financial statements that were not in accordance with generally accepted accounting principles (GAAP).

As a result of the Company's financial restatement and the re-audit, as well as the completion of the internal investigations by special counsel to its Audit Committee, the Company was delinquent in the completion of its financial statements and Form 10-K for the year ended December 31, 2002 and its financial statements and quarterly reports for all interim quarterly periods in 2003. The Company requested and received necessary waivers under its debt agreements. Most of these waivers, as currently in effect, waive any default resulting from having previously issued financial statements that were not in accordance with GAAP and for the late preparation and filing with the Securities and Exchange Commission (SEC) of its financial statements and required periodic reports for 2002 and the first three quarters of 2003. The waivers require that the Company's 2002 Annual Report on Form 10-K to be filed with the SEC by January 9, 2004, and its quarterly reports on Form 10-Q for the first three quarters of 2003 to be filed with the SEC by January 31, 2004, February 29, 2004, and March 31, 2004, respectively. The Company has not requested or received waivers with respect to its Annual Report on Form 10-K for the year ending December 31, 2003, or its quarterly reports for 2004, although the Company anticipates requesting such waivers prior to March 31, 2004. In addition, several of the waivers are contingent upon a determination by the applicable lender that the changes resulting from the Company's financial restatement to its historical financial statements for 2001 and 2000 and the first nine months of 2002 do not represent a material change from its financial condition for these periods as originally reported. While the restatement was necessary, the Company believes that its revised financial statements do not represent such a material change, but it cannot assure that its lenders would reach a similar conclusion.

The Company has deferred until January or February 2004 payment obligations to certain equipment manufacturers for containers and chassis previously acquired by the Company. In order to meet these further payments obligations, the Company will most likely need to raise additional funds from new financings. While the Company has received a signed commitment from a bank regarding a term loan facility for up to $100,000, this financing is not assured and is subject to documentation and other customary closing conditions before it could be consummated. Should the Company be unable to meet these payments obligations in January or February 2004, the manufacturers could take action against the Company, including the commencement of legal proceedings. Such actions could prompt one or more of the Company's lenders to claim a cross-default has occurred under such lender's debt instrument.

In the event (i) that any additional waiver is required and cannot be obtained before the applicable deadline; (ii) the banks determined the restatement was a material change to the Company's financial condition; or (iii) the Company is unable to meet the payment obligations to the equipment manufacturers and such manufacturers commence an action against the Company, the Company might be in violation of the terms of the applicable indebtedness, and the lenders could exercise their right to declare the Company in default, accelerate the indebtedness owed to such lenders, and take other action against the Company. Moreover, the taking of any such action, or the possibility that such action could be taken, could cause one or more of the Company's financial institutions to take action against us, such as declaring the Company in default, accelerating the indebtedness owed to such lender, and/or attempting to exercise rights as a secured creditor with respect to any collateral. If any of these circumstances were to occur, the Company might not be able to meet its obligations to its lenders or other creditors and might not be able to prevent such parties from taking actions that could jeopardize the Company's ability to continue to operate its business.

As of December 31, 2002, the annual maturities of notes and loans, net of interest thereon were as follows:

          2003                                        $100,003
          2004                                          94,735
          2005                                         321,775
          2006                                          37,936
          2007                                         218,112
          Thereafter                                    50,477
                                                        ------
                                                      $823,038
                                                      ========

The Company has a $215,000 revolving credit facility with a group of commercial banks; on December 31, 2002, $175,000 was outstanding, with an interest rate of 2.64%. In July 2000, this facility was renewed and amended with the term extended to July 31, 2005. The credit limit remains at $215,000 through July 31, 2003; thereafter the credit limit declines to $193,500 through July 31, 2004 and $172,000 through July 31, 2005. Under its revolving credit facility and most of its other debt instruments, the Company is required to maintain covenants (as defined) for a tangible net worth of $125,000, a fixed charge coverage ratio of 1.5 to 1 and a funded debt to net worth ratio of 4.0 to 1. In July 2003 and October 2003, in connection with obtaining necessary waivers under the revolving credit facility due to the late filing of the Company's periodic reports with the SEC and the restatement of its past financial statements, the Company agreed, among other things, to reduce advance rates under this facility, to define several additional events as events of default, to increase the interest rate margin until it is in compliance with all SEC reporting requirements, and to maintain specified levels of unrestricted cash and cash equivalents until the delinquent SEC filings are made. The Company also agreed to restrictions on dispositions of collateral and on encumbrances of assets as well as a limitation on concessions that could be made to its other financial institutions in connection with obtaining waivers. The October 2003 amendment also required the Company to provide additional financial information to the lenders under the facility and to continue the engagement of a financial advisor.

In March 2002, the Company established a $500,000 chassis asset-backed securitization facility. This facility is guaranteed by MBIA and was therefore rated AAA by Standard & Poor's and Aaa by Moody's. The proceeds from this financing were used to repay debt related to a secured financing facility used to fund the acquisition of assets from Transamerica (See Note 7 to the Consolidated Financial Statements), to repay a previously established chassis securitization facility, to fund growth of our intermodal equipment fleet and for working capital purposes. On September 30, 2002, the Company entered into a sale/leaseback transaction and expanded the total debt and capital lease obligations to a total of $540,968 outstanding, of which $129,328 is a debt obligation and $411,640 is a capital lease obligation under the sale/leaseback. At December 31, 2002 the total debt and capital lease obligation outstanding under the sale/leaseback totaled $530,743 of which $120,246 is a debt obligation and $410,497 is a capital lease obligation. The interest rate on this facility is 5.08%, including the effect of interest rate swap contracts (accounted for as cash flow hedges) in place as of December 31, 2002. This facility continues to be accounted for as an on-balance sheet secured financing. The assets used to secure this facility are segregated in a Delaware statutory titling trust (the Trust) and in a special purpose entity (which is consolidated by the Company) and consist of $18,622 of accounts receivable and fixed assets with a net book value of $504,253 at December 31, 2002. In addition, $23,998 of cash and marketable securities at December 31, 2002 are restricted for use by the Trust and the special purpose entity and included on the Company's consolidated balance sheet. The assets, which are segregated in the special purpose entity and included on the Company's consolidated balance sheet, are not available to pay the claims of the Company's creditors.

In October 2000, the Company established a secured financing facility in the amount of $300,000, to fund the TA transaction. At December 31, 2001, $97,656 of this facility was outstanding with an interest rate of 3.94%. The Company repaid this facility in full in March 2002 with proceeds from its new chassis asset-backed securitization facility completed in March 2002.

In July 2001, the Company's container securitization facility, which was originally established as an off-balance sheet source of financing in March 1999, was amended allowing additional financings to be accounted for as on-balance sheet secured debt financing. In August 2002, the container securitization facility was extended with the maximum outstanding limited to $150,000. In October 2002 the facility was renewed and the facility amount was increased to $200,000. At December 31, 2002, $123,100 of the container securitization facility was utilized, of which $31,109 relates to off-balance sheet financing, while $91,991 relates to on-balance sheet financing and is included in debt and capital lease obligations in the consolidated balance sheets. At December 31, 2002, the rate on this facility is 5.85%, including the effect of interest rate swap contracts (accounted for as cash flow hedges) in place as of December 31, 2002. In April 2003 the Company borrowed $33,550 under this facility. Subsequently, the Company amended its container securitization facility to relinquish the right to request additional advances under the facility and agreed that all lease payments subsequently received under the facility would be used to reduce the indebtedness. In addition, the Company agreed to comply with several new covenants, consistent with those contained in the amendment to its revolving credit agreement, as described previously.

In July 2000, the Company established a chassis securitization facility of $280,000. In October 2000, this chassis securitization facility was increased to $300,000. At December 31, 2001, $277,410 of this facility was outstanding with an interest rate of 4.75%, including the effect of interest rate swap contracts (accounted for as cash flow hedges) in place as of December 31, 2001. The Company repaid this facility in full in March 2002 with proceeds from its new chassis asset-backed securitization facility completed in March 2002.

In February 1998, the Company issued $100,000 principal amount of 6-5/8% Notes due 2003 (the "6-5/8% Notes"). The net proceeds were used to repay $83,000 in borrowings under the revolving credit agreement and for other general corporate purposes. During the first quarter of 2000, the Company retired $8,200 of the 6-5/8% Notes and recognized a gain of $785. During 2001, the Company retired $27,174 of the 6-5/8% Notes and recognized a gain of $725. During 2002 the Company retired $6,365 of the 6-5/8% Notes and recognized a gain of $32. On October 16, 2002, we commenced a tender offer for any and all of our outstanding 6-5/8% Notes due 2003. Approximately $41,261 principal amount of 6-5/8% Notes were outstanding upon commencement of the tender offer. The purchase price in the tender offer was $1,000 per $1,000 principal amount of the 6-5/8% Notes, plus accrued and unpaid interest. The source of the consideration for the tender offer was cash on hand. The expiration date of the tender offer was November 15, 2002. As a result of this tender offer, the Company retired $33,071 principal amount of the 6-5/8% Notes at par. As of December 31, 2002, $8,190 principal amount of the 6-5/8% Notes remains outstanding. On March 1, 2003 the remaining 6-5/8% Notes outstanding were paid off in accordance with terms of the agreement.

In July and August, 1997, the Company issued $225,000 of ten year notes, comprised of $150,000 of 7.35% Notes due 2007 and $75,000 of 7.20% Notes due 2007. The net proceeds from these offerings were used to repay secured indebtedness, to purchase equipment and for other investments. During the first quarter of 2000, the Company retired $3,000 of the 7.35% Notes and recognized a gain of $615. During 2001, the Company retired $2,075 of the 7.20% Notes and recognized a gain of $205. During 2002, the Company retired $10,100 of the 7.20% Notes and recognized a gain of $1,086. As of December 31, 2002, $62,825 and $147,000 principal amount of the 7.20% and 7.35% Notes, respectively, remains outstanding.

On June 27, 2002, CAI entered into an amended $110,000 senior revolving credit agreement with a group of financial institutions. (See Note 15 to the Consolidated Financial Statements.) To facilitate the closing of this new credit facility, the Company agreed to extend the repayment terms of its Note so as to require mandatory quarterly principal payments of $1,683 beginning July 30, 2006 through April 30, 2011 and modified certain financial covenants in the Note. Interest on the Note continues to accrue at an annual fixed rate of 10.5% and is payable quarterly. The Note continues to be cross-defaulted with CAI's senior credit agreement, subject to the terms of an amended and restated subordination agreement.

A total of $74,000 was outstanding under CAI's senior revolving credit facility at December 31, 2002. Borrowings under CAI's senior credit facility are secured by substantially all CAI's assets totaling approximately $170,000 in the Company's Consolidated Financial Statements at December 31, 2002, and are payable on June 27, 2005. The senior credit facility contains various financial and other covenants. At June 30, 2002, CAI would not have been in compliance with one of the financial covenants then contained in its senior credit facility as well as similar covenants under two master lease agreements relating to equipment in CAI's fleet. CAI received amendments to these covenants in September 2002 which were made retroactive to June 30, 2002. As a result, CAI was in compliance as of June 30, 2002 with all revolving credit facility and lease covenants as amended and continues to be in compliance as of December 31, 2002.

In addition to the debt specifically identified above, the Company has additional notes and loans outstanding with various financial institutions totaling $111,667, as of December 31, 2002, with installments payable in varying amounts through 2009 with interest rates of approximately 2.61% to 9.95%.

In July 2002, the Company commenced a registered subscription rights offering of up to $31,465 of its 9.25% Convertible Redeemable Subordinated Debentures. The debentures were offered to holders of its common stock pursuant to the exercise of non-transferable subscription rights and were to be convertible into shares of its common stock. The Company had the right in its discretion to accept offers from other parties to purchase debentures not subscribed for by stockholders. On August 14, 2002, the Company terminated the subscription rights offering due to a delay in filing its Form 10-Q for the quarter ended June 30, 2002. The Company re-commenced the offering during November 2002 and accepted subscriptions for $32,118 of debentures, which were issued in December 2002. The Company also increased the size of the offering and subsequently accepted $5,064 of additional subscriptions in January and February 2003, resulting in a total of $37,182 million of debentures being issued. The debentures bear interest at an annual rate of 9.25%. They have a mandatory redemption feature upon the earlier of the occurrence of a change of control or on December 27, 2022. They have an optional redemption feature after the third anniversary at a price of 100% of outstanding principal, plus accrued interest. They have a special redemption feature between December 27, 2006 and December 27, 2007, during which period the Company may redeem the debentures by issuing common stock at $25.50 per debenture plus accrued interest, if the average closing price of its common stock for five consecutive trading days equals or exceeds $25.50 per share. Lastly, at any time, the holder of the debentures may convert the debentures into the Company's common stock at a per share conversion price of $25 per debenture.

(6)	Derivative instruments:

The Company's assets are primarily fixed rate in nature while its debt instruments are primarily floating rate. The Company employs derivative financial instruments (interest rate swap agreements) to effectively convert certain floating rate debt instruments into fixed rate instruments and thereby manage its exposure to fluctuations in interest rates.

Prior to the adoption of SFAS 133, interest differentials paid or received under swap contracts were recognized as yield adjustments to the effective yield of the underlying debt instruments hedged. Interest rate swap contracts would only be recognized at fair value if the hedged relationship is terminated. Gains or losses accumulated prior to termination of the relationship would be amortized as a yield adjustment over the shorter of the remaining life of the contract, or the remaining period to maturity of the underlying debt instrument hedged. If the contract remained outstanding after termination of the hedged relationship, subsequent changes in market value of the contract would be recognized in earnings. The Company does not use leveraged swaps and does not use leverage in any of its investment activities that would put principal capital at risk.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133. Statement 133, collectively referred to hereafter as SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. On January 1, 2001, the Company adopted SFAS 133. SFAS 133, in part, allows special hedge accounting for fair value and cash flow hedges. SFAS 133 provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized currently in earnings in the same accounting period. SFAS 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. (The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings.)

As of December 31, 2000, the Company had entered into 13 interest rate swap agreements with various financial institutions. The aggregate notional balance of the swaps was $389,500 as of December 31, 2000. These agreements are used by the Company to manage interest rate risks created by loans indexed to a floating rate index, primarily LIBOR, and contractually terminate at various dates between 2001 and 2007. The adoption of SFAS 133 on January 1, 2001 increased liabilities by approximately $9,012, with offsetting amounts recorded as decreases to deferred tax liabilities of $2,434 and accumulated other comprehensive income of $6,578.

As of December 31, 2002 and December 31, 2001, included in accounts payable and accrued expenses in the accompanying consolidated balance sheets is a liability of $49,577 and $20,611, respectively, representing the market value of the Company's interest rate swap contracts.

The unrealized pre-tax losses on cash flow hedges as of December 31, 2002 of $23,436 and the related income tax benefit of $8,703 have been recorded by the Company as a component of other comprehensive income (loss). See Note 1 to the Consolidated Financial Statements for additional disclosures regarding swap agreements and their impact on other comprehensive income.

The unrealized pre-tax losses on cash flow hedges as of December 31, 2001 of $12,363 and the related income tax benefit of $2,195 have been recorded by the Company as a component of other comprehensive income (loss). See Note 1 to the Consolidated Financial Statements for additional disclosures regarding swap agreements and their impact on other comprehensive income.

Amounts recorded in accumulated other comprehensive income would be reclassified into earnings upon termination of these interest rate swap agreements and related debt instruments prior to their contractual maturity. The Company may at its discretion terminate or redesignate any such interest rate swap agreements prior to maturity. At that time, any gains or losses on termination would continue to amortize into income to correspond to the recognition of interest on the hedged debt. If such debt instrument was also terminated the gain or loss associated with the terminated derivative included in Accumulated Other Comprehensive Loss at the time of termination of the debt would be recognized in the consolidated income statement at that time.

Pre-tax losses for the year ended December 31, 2002 resulting from the change in fair value of interest rate swap agreements held which do not qualify as cash flow hedges under Statement 133 of $5,621 have been recorded on the consolidated statements of income as fair value adjustment for derivative instruments. This compares to $8,096 for year ended December 31, 2001. Pre-tax income of $91 for the year ended December 31, 2002 resulting from interest rate swap agreements which qualify as cash flow hedges but are not perfectly correlated have associated ineffectiveness and have been recorded in the consolidated statements of income as fair value adjustment for derivative instruments. This compares to $152 of pre tax losses for the year ended December 31, 2001. Future ineffectiveness related to these interest rate swap agreements will continue to be recorded in the consolidated statements of income during the next twelve months.

As of December 31, 2002, the annual maturities of the notional principal amounts, with installments payable in varying amounts through 2012, and the weighted average interest rates expected to be received or paid for interest rate swap contracts were as follows:

                                  Notional        Receive          Pay
                                   Amount          Rate           Rate
                                   ------          ----           ----
     2003                         $79,310         1.45%          5.06%
     2004                          75,968         1.46%          5.08%
     2005                          82,699         1.51%          5.14%
     2006                          50,478         1.46%          5.37%
     2007                         159,096         1.43%          5.86%
     Thereafter                   108,445         1.42%          5.86%
                               -------------
     Total                        $555,996        1.45%          5.49%
                               =============

The weighted average receive rate is based on the floating rate option specified by the interest rate swap contract and are either one-month or three-month USD-LIBOR.

The Company estimates that approximately $14,600 of accumulated other comprehensive loss will be reclassified into the Consolidated Statement of Income within the next 12 months.

(7)	Acquisition of North American Intermodal Division of Transamerica Leasing, Inc.:

In October 2000, the Company completed the acquisition of the North American Intermodal division of Transamerica Leasing, Inc. (TA), a subsidiary of Transamerica Finance Corporation and AEGON N.V. Under the terms of the agreement, the Company acquired substantially all of the domestic containers, chassis, and trailers of TA and related assets and assumed certain of the liabilities of the business. The Company paid approximately $681,000 in cash for the acquisition, which includes $8,400 in fees and other costs for advisors, of which $1,650 was paid to an ex-director and member of management of the Company for consultation services rendered. The acquisition was financed through a combination of cash on hand, proceeds obtained from a committed secured financing facility in the amount of approximately $300,000, as well as approximately $101,000 of proceeds obtained from a chassis securitization facility established in July 2000.

In the acquisition, the Company acquired approximately 70,000 chassis, 23,000 rail trailers and 18,000 domestic containers. The acquisition was effective October 1, 2000 in a transaction accounted for under the purchase method of accounting, accordingly the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition based primarily from independent appraisals (and other relevant information for assets that were subsequently sold in March 2001 as further described below). The fair value of the assets and liabilities acquired was approximately $134,473 greater than the purchase price of $681,000. This difference was recorded as a reduction to the recorded value of long-term assets acquired (chassis) as of the acquisition date.

In January 2001, the Company and TIP Intermodal Services (TIP), a GE Capital Company, announced the signing of a definitive agreement for the sale of 50,000 rail trailers and domestic containers by the Company to TIP, including all of the rail trailers and domestic containers the Company acquired from TA in October 2000. The fair value at October 2000 for the assets acquired from TA to be sold to TIP was estimated based on the expected sale price of these assets to TIP adjusted for (i) the cash collections (net of cash disbursements) resulting from the operations of these assets from October 1, 2000 through the date of disposition of March 31, 2001 and (ii) the incremental amount of interest expense from October 1, 2000 through March 31, 2001 associated with the acquisition of these assets.

During the year ended 2001, the Company adjusted the estimated fair value of the assets and liabilities acquired for certain pre-acquisition contingencies and estimated costs included in the original purchase price allocation. This adjustment increased the allocated basis of the chassis acquired in the TA acquisition by $1,843 and is being amortized over the average remaining depreciable life of the assets.

The following table presents the pro forma consolidated results of operations for the year ended December 31, 2000 as if the above acquisition had occurred on January 1:

                                                               2000
                                                             Restated
                                                             --------
          Revenues                                           $343,681
          Income before change in accounting principle
          and extraordinary items                              49,290
          Basic net income per share                            $1.80
          Diluted net income per share                          $1.80
(8)	Assets Sold to TIP:

In March 2001, the Company sold 50,000 rail trailers and domestic containers, including all 41,000 rail trailers and domestic containers the Company acquired from TA in October 2000, to TIP. The asset value as of March 31, 2001 includes $281,354 related to the units acquired from TA, $4,716 of accounts receivable and $62,009 of assets previously owned by the Company. The Company recorded a gain of $1,774 upon the consummation of this sale, which represents the premium paid for the units previously owned by the Company over their net book value.

(9)	Sale of PCR and Discontinuation of Microtech's Operations

During the three months ended September 30, 2001, the Company adopted a formal plan to dispose of PCR, a 51%-owned subsidiary, and to discontinue the operations of Microtech, (after acquiring the remaining 24.5% ownership interest of this 75.5%-owned subsidiary) and liquidate its lease portfolio. Within the historical financial statements of the Company, PCR and Microtech comprised the computer-leasing segment and specialized in the leasing of microcomputers and related equipment.

On December 31, 2001, the Company acquired from the management of Microtech (who are the same individuals who managed PCR) the remaining 24.5% ownership interest in Microtech for $792 in cash, thereby increasing the Company's ownership in Microtech to 100%.

In addition, on December 31, 2001, the Company completed the contractual sale of its 51% ownership stake of PCR to an investment group comprised of the management of PCR. Under the agreement, the Company sold its share of PCR for $3,200. The purchase price was satisfied through the issuance of a non-recourse note in the amount of $2,560 and a cash payment of $640 received by the Company on January 2, 2002. This transaction was not accounted for as a sale by the Company because of the level of the Company's continued involvement in PCR subsequent to the transaction which included:

•	A $3,500 loan due from PCR under a long-term revolving credit facility;
•	A $1,400 finance lease and other receivables due from PCR primarily for its lease of computer equipment from Microtech;
•	A $5,000 guarantee provided by the Company for PCR borrowings from an unrelated financial institution;
•	A $3,000 guarantee provided by certain directors and officers of the Company for a line of credit obtained by PCR from a financial institution (related to the Company – See Note 14 to the Consolidated Financial Statements); and
•	Bonus and consulting contracts entered into between the Company and the key executives of PCR.

Effective December 31, 2001, all of the assets of PCR were aggregated under the caption, assets of business transferred under contractual agreement, and all of the liabilities and minority interest of PCR were aggregated under the caption liabilities of business transferred under contractual agreement on the Company's Consolidated Balance Sheet. The receivables due from PCR on the Company's Consolidated Balance Sheet at December 31, 2001 were eliminated against the related liabilities included in liabilities of business transferred under contractual agreement.

During 2002, the Company included in other (income)/expense, net in the Company's Consolidated Income Statement losses resulting from PCR's operations with a corresponding reduction to assets of business transferred under contractual agreement in the Company's Consolidated Balance Sheet. During the first three quarters of 2002, $4,002 of such PCR's losses were recorded by the Company.

During the fourth quarter of 2002, the Company determined that it was unlikely that PCR would be able to continue as a going concern, and, in the first quarter of 2003, PCR entered bankruptcy proceedings and began the voluntary liquidation of its business. As a result, during the fourth quarter of 2002, the Company accrued for its obligations related to the liquidation of PCR. The amounts accrued by the Company in 2002 include $4,429 in expected payments related to its guarantee of PCR's debt, $2,681 in payments made by The Ivy Group (which had assumed the $3,000 guarantee made by certain officers and directors of the Company) to pay-off PCR's bank debt and provide short term liquidity (see further discussion below), the write-off of $1,400 in computer equipment related receivables due to Microtech, and $1,168 related to consulting and bonus agreements provided to key officers of PCR. These amounts have been included in other (income)/expense, net in the Company's Consolidated Statements of Income.

At the time of closing of the sale of the Company's interest in PCR, the Company provided a guarantee of an additional line of credit from a financial institution of up to $3,000 on PCR's behalf. The financial institution subsequently agreed, at the Company's request, to rescind this guarantee, retroactive to December 31, 2001. In lieu of the Company's guarantee, effective December 31, 2001, certain directors and officers of the Company guaranteed an additional line of credit of up to $3,000 on behalf of PCR. Advances amounting to $1,983 and $698 in 2002 and 2003, respectively, were made to PCR by The Ivy Group to pay off borrowings under the line of credit and to provide PCR with working capital. The Ivy Group is a partnership controlled by certain current and former officers and directors of the Company. The advances made by The Ivy Group to PCR are considered capital contributions to the Company and payment by the Company to PCR. The payments to PCR have been determined to be uncollectible and, accordingly, were written off by the Company as described above. Payments made in 2002 amounting to $1,983 have been included in additional paid in capital. The remaining payments made in 2003 of $698 have been included in accounts payable and accrued expenses and will be reclassified to additional paid in capital in the period when the payments were made.

(10)	Lease securitization program:

On March 30, 1999, the Company entered into an asset backed note program (the "ABN Program"). The ABN Program involved the sale by the Company of direct finance leases collateralized by intermodal containers. The assets were sold to a qualified special purpose entity whose sole business activity is issuing asset backed notes ("ABNs"), supported by the future cash flows of the assets and the underlying residuals.

The Company classified the retained interest as an available for sale security, which is included in "Other Investment Securities" in the accompanying consolidated balance sheets. Accordingly, the retained interest is accounted for at fair value, with any changes in fair value over its allocated historical book value recorded as a component of other comprehensive income, net of tax, in the statement of changes in stockholders' equity. As of December 31, 2002 and 2001, the Company estimated the fair market value of retained interest was $10,319 and $15,652, respectively using a discounted cash flow model assuming expected credit losses of 1.5% and a discount rate of 12.6%, in both years. For the years ended December 31, 2002, 2001 and 2000, the Company recorded interest income on the retained interest totaling $1,777, $3,558, and $4,145, respectively, which is included in revenues in the accompanying Consolidated Statements of Income. As of December 31, 2002 assets with a historical book value of $39,969 remain in the qualified special purpose entity with $31,109 of asset-backed notes outstanding. Impairment losses of $134 for the year ended December 31, 2002 were recorded and included in the accompanying Consolidated Statements of Income based upon changes in management's projected cash flows of the underlying direct finance lease receivables in the securitization trust.

Interpool Limited, a subsidiary of the Company (the "Servicer"), acts as servicer for the assets. Pursuant to the terms of the servicing agreement as amended on October 18, 2002, the Servicer is paid a fee of 0.75% of the assets under management. Prior to the amendment to the servicing agreement, the Servicer was paid a fee of 0.40%. As a result of this amendment, the Company recorded a permanent impairment loss of $240 for the year ended December 31, 2002 in the accompanying Consolidated Statements of Income. The Company's management has determined that the servicing fee paid approximates the fair value for services provided, as such, no servicing asset or liability has been recorded. For the years ended December 31, 2002, 2001 and 2000 the Company received servicing fees totaling $591, $486 and $611 which are included in revenues in the accompanying consolidated statement of income. For the years ended December 31, 2002, 2001 and 2000 cash flows received on the retained interest were $ 6,435, $15,585 and $7,593, respectively.

At December 31, 2002 and 2001, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

                                                         December 31, 2002       December 31, 2001
                                                        -----------------       -----------------

Carrying amount/fair value of retained interests            $10,319                 $15,652
Weighted-average life (in years)                                1.8                     2.0
Expected credit losses (annual rate)                            1.5%                    1.5%
Impact on fair value of 10% adverse change                      $83                    $145
Impact on fair value of 20% adverse change                     $167                    $289
Residual cash flows discount rate (annual)                     12.6%                   12.6%
Impact on fair value of 10% adverse change                     $182                    $324
Impact on fair value of 20% adverse change                     $354                    $631
(11)	Cumulative effect of change in accounting principle:

During 2000, the Company recorded the cumulative effect of a change in accounting principle of $660 net of tax expense of $440. This represents a change in the Company's accounting for its maintenance and repairs expense from accrual in advance to the direct expense method. Prior to the change in accounting, the Company estimated and accrued in advance for the cost to repair equipment that was coming off lease in future periods. Under its new practice, the Company accrues only for repairs (for equipment that is off lease) that have been completed but not yet paid for. The Company believes the direct expense method is preferable because maintenance and repair expense is not recorded until the services are performed and, accordingly, the direct expense method eliminates significant estimates and judgments inherent in the accrual in advance method.

(12)	Other contingencies and commitments:

Lease Commitments: The Company and its subsidiaries are parties to various operating leases relating to office facilities, transportation vehicles, and certain other equipment. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses. Rental expense under operating leases aggregated was $17,074, $14,856 and $8,439 for the years ended December 31, 2002, 2001 and 2000, respectively>

The Company and its subsidiaries are parties to various capital leases and obligated to make payments related to its long-term borrowings. (See Notes 4 and 5 to the Consolidated Financial Statements).

The minimum commitment under noncancellable operating and capital leases are disclosed in Note 4 to the Consolidated Financial Statements.

Employment Agreements: The Company has entered into employment agreements with certain executive officers and employees which provide for minimum salary, bonus arrangements and benefits for periods from 1 to 7 years. As of December 31, 2002, the minimum obligation related to these agreements approximated $13,910.

Guarantees: In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about its obligations under certain guarantees it has issued. A guarantor is required to disclose (a) the nature of the guarantee, including the approximate term, how the guarantee arose, and the events and circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor's obligation under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Disclosure requirements are effective for financial statements with periods ending after December 15, 2002 while the initial recognition and initial measurement provisions shall be applied on prospective basis to guarantees issued or modified after December 31, 2002. The Company has provided the disclosures required by FIN 45 on December 31, 2002 and it is not expected that the adoption of the recognition and measurement provisions will have a material effect on the Company's consolidated financial statements.

At December 31, 2002, the following guarantees were issued and outstanding:

Indemnifications: In the ordinary course of business, the Company executes contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as an assignment and assumption agreement. These indemnifications might include claims related to any of the following: tax matters and governmental regulations, and contractual relationships. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third party claim. The Company regularly evaluates the probability of having to incur costs associated with these indemnifications and have accrued for any expected losses that are probable. The types of indemnifications for which payment are possible are as follows:

Taxes: In the ordinary course of business, the Company provides various tax-related indemnifications as part of transactions. The indemnified party typically is protected from certain events that result in a tax treatment different from that originally anticipated. The Company's liability typically is fixed when a final determination of the indemnified party's tax liability is made. In some cases, a payment under a tax indemnification may be offset in whole or in part by refunds from the applicable governmental taxing authority. The Company is party to numerous tax indemnifications and many of these indemnities do not limit potential payment; therefore, it is unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

Contractual relationships: The Company entered into a number of operating leases during 2000 and 2002 in which they guaranteed a portion of the residual value of the leased equipment. These leases have terms that expire between 7 and 10 years. If at the end of the lease term the fair market value of the equipment is below the guaranteed residual value in the agreement the Company is liable for a percentage of the deficiency. The total of these guarantees is $12,405 of which $1,451 could be due in 4 to 5 years, with the remaining $10,954 potentially due in greater than 5 years. As of December 31, 2002 and 2001, included in accounts payable and accrued expenses in the accompanying consolidated balance sheets is a liability of $99 and $55, respectively, representing the accrual for these guarantees.

Standby Letters of Credit: As of December 31, 2002, CAI, a consolidated subsidiary, has two outstanding letters of credit totaling $6,000 which guarantee its obligations under certain operating lease agreements. These letters of credit expire in May, 2005.

Guarantee of Unconsolidated Affiliate Debt: Since 2000, the Company has guaranteed PCR debts due to third parties totaling $5,000. At December 31, 2002, with PCR in liquidation, a determination was made that it is probable that the Company will incur costs related to this guarantee. As a result, the Company has recorded a liability for $4,429 representing its guarantee of PCR debts net of amounts collected related to PCR's liquidation. This is included in accounts payable and accrued expenses in the 2002 Consolidated Balance Sheet. Although there is a recourse provision that allows the Company to recover payments under the guarantee, recovery is unlikely. (See Note 14 to the Consolidated Financial Statements for additional discussion of guarantees for PCR debt provided by The Ivy Group).

Other:

At December 31, 2002 commitments for capital expenditures totaled approximately $33,505. (See Note 21 for further discussion of commitments entered into during 2003.)

The Company is engaged in various legal proceedings from time to time incidental to the conduct of its business. Such proceedings may relate to claims arising out of chassis accidents that occur from time to time which involve death and injury to persons and damage to property. Accordingly, the Company requires all of its lessees to indemnify the Company against any losses arising out of such accidents while the chassis are on-hire to the lessees. In addition lessees are generally required to maintain a minimum of $2,000 in general liability insurance coverage which is standard in the industry. In addition, the Company maintains a back-up general liability policy of $200,000, in the event that the above lessee coverage is insufficient. While the Company believes that such coverage should be adequate to cover current claims, there can be no guarantee that future claims will never exceed such amounts. Nevertheless, the Company believes that no current or potential claims of which it is aware will have a material adverse effect on its financial condition or results of operations and that the Company is adequately insured against such claims.

(13)	Cash flow information:

For purposes of the consolidated statements of cash flows, the Company includes all highly liquid short-term investments with an original maturity of three months or less in cash and short-term investments.

For the years ended December 31, 2002, 2001 and 2000, cash paid for interest was approximately $108,886, $102,881, and $82,884, respectively. Cash paid for income taxes was approximately $3,249, $2,719, and $2,021, respectively.

(14)	Related party transactions:

During 2001, the Company leased approximately 28,500 square feet of commercial space for its corporate offices in Princeton, New Jersey from 211 College Road Associates, a New Jersey general partnership in which Martin Tuchman, a director and Chief Executive Officer and Warren L. Serenbetz, a director, held a significant equity interest. The 2001 annual base rental for this property was approximately $557 under a triple net lease expiring in 2010. In the opinion of the Company's management, rent paid under this lease does not exceed rent that the Company would have paid in an arms' length transaction with an unrelated third party. On January 28, 2002, the Company executed a Purchase and Sale Agreement, pursuant to which on May 1, 2002 the Company acquired the building which houses its corporate offices. The fair market value purchase price of the approximately 39,000 square feet building was $6,250, based upon a determination of the fair market value of the property by an independent property appraisal firm. The purchase price and other terms of the purchase were unanimously approved by the Company's Board of Directors.

In January 1992 the Company executed a Consultation Services Agreement with Radcliff Group, Inc. pursuant to which Radcliff designated Warren L. Serenbetz, a stockholder and director, as an executive consultant. The Consultation Services Agreement was terminated in January 1995. Under the terms of the agreement compensation continued through December 2002 and payment of health related costs will continue through December 31, 2007. The final payment under the terms of the Consultation Services Agreement was made in January 2003. Compensation under this agreement was $492 in 2002, 2001 and 2000.

Eurochassis L.P., a New Jersey limited partnership in which Raoul J. Witteveen is one of the limited partners and the general partner, leases 100 chassis to Trac Lease for an annual lease payment of approximately $114 and $91, respectively for the years ended December 31, 2002 and 2001. The annual lease term renews automatically unless canceled by either party prior to the first day of the renewal period. The members of the Board of Directors have unanimously determined that the terms of all arrangements between Eurochassis L.P. and Trac Lease are beneficial and fair to the Company.

In January 1998, the Company entered into a non-exclusive Consulting Agreement with Atlas Capital Partners, LLC pursuant to which Mitchell I. Gordon, a Director of Interpool from 1998 to October 2003 and Chief Financial Officer and Executive Vice President from October 2000 to July 2003, provided investment banking consultation services. Under the terms of the Consulting Agreement, Atlas was to have been paid $240 (plus reimbursement of reasonable expenses), additional compensation of $560 and a twenty percent carried interest in investments made with funds provided by Interpool. In addition, Atlas was contractually entitled to an annual bonus in an amount that is usual and customary in the investment banking business for investment opportunities actually completed by the Company subject to set-off of the $560 additional compensation. In 2000, other compensation in the amount of $1,650 to be paid over three years, was earned by Atlas in connection with the acquisition by the Company of the North American Intermodal Division of Transamerica. As of October 2000, the Consulting Agreement was terminated with the exception of the deferred compensation related to the acquisition of Transamerica. Mr. Gordon resigned as an officer and director of the Company in 2003.

Chassis Holdings I, LLC

The Ivy Group, a New Jersey general partnership composed directly or indirectly of Martin Tuchman, Radcliff Group, Inc., Raoul J. Witteveen, Thomas P. Birnie and Graham K. Owen, has previously leased chassis to Trac Lease, Inc. (Trac Lease). As of December 31, 2000, pursuant to various equipment lease agreements, Trac Lease leased 6,047 chassis from The Ivy Group and its principals for an aggregate annual lease payment of approximately $2,900. On January 1, 2001, the various leases for the 6,047 units were combined into a single lease pursuant to which The Ivy Group and its principals were paid an aggregate lease payment of $2,691 through June 30, 2001. On July 1, 2001, the Company restructured its relationship with The Ivy Group and its principals to provide the Company with managerial control over 6,047 chassis previously leased by Trac Lease, a wholly owned subsidiary of the Company, from The Ivy Group. As a result of the restructuring, the partners of The Ivy Group contributed these 6,047 chassis and certain other assets and liabilities to a newly formed subsidiary, Chassis Holdings I LLC (Chassis Holdings), in exchange for $26,000 face value of preferred membership units and 10% of the common membership units, and Trac Lease contributed 902 chassis and $2 in cash to Chassis Holdings in exchange for $3,000 face value of preferred membership units and 90% of the common membership units. The preferred membership units are entitled to receive a preferred return prior to the receipt of any distributions by the holders of the common membership units. The value of the contributed chassis was determined by taking the arithmetic average of the results of independent appraisals performed by three nationally recognized appraisal firms in connection with the Company's establishment of a chassis securitization facility in July 2000. As the managing member of Chassis Holdings, Trac Lease exercises sole managerial control over the entity's operations. Chassis Holdings leases all of its chassis to Trac Lease at a rental rate equal to the then current Trac Lease fleet average per diem. Chassis Holdings and the holders of the preferred membership units are party to a Put/Call Agreement which provides that the holders of preferred units may put such units to Chassis Holdings under certain circumstances and Chassis Holdings may redeem such units under certain circumstances. Chassis Holdings will be required to make certain option payments to the holders of the preferred membership units in order to preserve its right to redeem such units.

Based on 90% common unit ownership held by Trac Lease, the Company's Consolidated Financial Statements include the accounts of Chassis Holdings. The Ivy Group's interest in the common and preferred units of Chassis Holdings of approximately $26,326 is classified as minority interest in equity of subsidiaries in the accompanying Consolidated Balance Sheets. Dividends paid on the common units and distributions on the preferred units owned by The Ivy Group, totaling $3,120 and $1,651 for the years ended December 31, 2002 and 2001, are included in minority interest (income)/expense, net in the accompanying Consolidated Statements of Income.

Trac Lease previously leased an additional 983 chassis from The Ivy Group under a lease with buyout provisions expiring in 2000. In 2000 Trac Lease paid The Ivy Group lease payments of $252 under this agreement. Trac Lease exercised its buyout right under the lease during 2000 and purchased the chassis for $2,212.

During 1992 through 1996, The Ivy Group borrowed $13,433 from the Company which bears interest at LIBOR plus 1.75%. On July 1, 2001, the aggregate loan balance of $13,433 along with 6,047 chassis and certain other assets were contributed to Chassis Holdings as part of the Company's restructuring of its relationship with The Ivy Group.

The members of the Board of Directors have unanimously determined that the terms of all arrangements between The Ivy Group and Trac Lease, including the formation of Chassis Holdings, are beneficial and fair to the Company.

PCR Transactions

In July 2000, Yardville National Bank (a subsidiary of an entity in which the Company's CEO owns approximately five percent of the common stock and serves on the Executive Committee) extended a revolving credit facility of $2,500 to PCR, secured by substantially all of PCR's assets. On August 31, 2000 this facility was increased to $5,000. Amounts due under this facility amounted to $828 and $3,744 at December 31, 2001 and 2000, respectively.

In connection with the sale of PCR in December 2001, Martin Tuchman and Raoul Witteveen agreed in March 2002 to guarantee this line of credit between PCR and Yardville National Bank which had been reduced to $3,000 and the Company was released from a guarantee it had previously executed. This guarantee was subsequently paid off through advances made to PCR by The Ivy Group. PCR's line of credit with Yardville National Bank was reduced to $1,656 in March 2002 and later increased to $2,000 in September 2002. Advances amounting to $1,983 and $698 in 2002 and 2003, respectively, were made to PCR by The Ivy Group to pay off borrowings under the line of credit and to provide working capital. The Ivy Group is a partnership controlled by certain current and former officers and directors of the Company. The advances made by The Ivy Group to PCR are considered capital contributions to the Company and payments by the Company to PCR. The payments to PCR have been determined to be uncollectible and have been expensed by the Company and included in other (income)/expense, net. Payments made in 2002 amounting to $1,983 have been included in additional paid in capital. The remaining payments made in 2003 of $698 have been included in accounts payable and accrued expenses and will be reclassified to additional paid in capital in the period when the payments were made.

Bank Loans

In September 2000, Yardville National Bank provided a revolving line of credit to the Company. The line of credit was initially $9,750 and was secured by equipment and the related leases. The interest rate was Yardville National Bank's base interest rate minus .5%. The Company utilized a portion of this facility from inception through April 2002 when the loan balance was paid and the facility ended.

Summary of Related Party Transactions

The effect of the above related party transactions included in the accompanying statement of income are as follows:

                                                  2002       2001      2000
                                                  ----       ----      ----
       Revenue                                    $---       $496    $1,104
                                                  ====       ====    ======
       Lease operating expense                  $3,234     $4,343    $3,033
                                                ======     ======    ======
       Administrative expense                     $741     $1,379    $1,061
                                                  ====     ======    ======
       Other (income)/expense, net              $2,763       $---      $---
                                                ======     ======    ======
       Interest expense                            $40       $452      $331
                                                   ===       ====      ====

Subsequent Events-Bank Loans - (unaudited)

In April 2003 and August 2003 the Company borrowed $16,000 and $7,000, respectively, from Yardville National Bank. The term of the $16,000 loan is three years with thirty-four fixed monthly principal payments of $250 commencing May 25, 2003 and a final principal payment of $7,500 due on March 25, 2006. Interest is payable monthly, at an initial rate of 4.25%, and is adjusted monthly based on the prime rate as published in the Wall Street Journal subject to a 4% minimum and 5% maximum per annum rate.

The term of the $7,000 loan is five years with fifty nine monthly principal payments of $75 commencing September 7, 2003 and a final principal payment of $2,575 due on August 7, 2008. Interest is payable monthly, at an initial rate of 4%, and is adjusted monthly based on the prime rate as published in the Wall Street Journal subject to a 4% minimum and 6% maximum per annum rate.

In connection with our borrowings from Yardville National Bank, our Board of Directors unanimously determined that the interest rate and other terms of such borrowings were at least as favorable to us as could have been obtained in an arms'-length transaction with an unrelated third party.

(15)	Relationship with CAI:

The Company holds a 50% common equity interest in CAI, which it acquired in April 1998. CAI owns and leases its own fleet of containers and manages, for a fee, containers owned by the Company and third parties. The Company entered into its operating relationship with CAI primarily to facilitate the rental in the short-term market of containers coming off long-term lease, to gain access to new companies looking to lease containers on a long term basis and to realize cost efficiencies from the operation of a coordinated container lease marketing group. The marketing group, which is organized as a wholly-owned subsidiary of the Company, is responsible for soliciting container lease business for both the Company and CAI, including long-term and direct finance lease business and short-term lease business on master lease agreements. All long-term and direct finance lease business is purchased by the Company, except that the Company offers to CAI, at cost, 10% of this long-term and direct finance lease business. During 2002, CAI sold containers to Interpool in the amount of $38,705 and recorded a gain on these sales of $5,102. This income has been eliminated from the accompanying Consolidated Financial Statements.

The 50% equity interest in CAI not held by the Company is owned by CAI's chief executive officer. Under the terms of a Shareholder Agreement entered into in 1998 between the Company and CAI's chief executive officer, since an initial public offering for the registration and sale of CAI's common stock has not been initiated before April 2003, CAI's chief executive officer has the right to have an independent valuation of CAI completed on an annual basis to determine the fair value of CAI. An independent valuation of CAI has not been initiated. However, following the completion of such an appraisal, the Company has the right to make a written offer to acquire the chief executive officer's equity for an amount equal to 50% of the fair value of CAI as indicated in the appraisal. If an offer is not made by the Company, CAI's chief executive officer has a right to require CAI to take the necessary steps to effect an initial public offering to sell his equity. All costs associated with an initial public offering of CAI would be borne by CAI.

In connection with the acquisition of its equity interest in CAI, the Company loaned CAI $33,650 under a Subordinated Note Agreement (Note), which is collateralized by all containers owned by CAI as of April 30, 1998 or thereafter acquired, subject to the priority security interest lien of CAI's senior credit facility, except for certain excluded collateral. Interest on the Note is calculated at an annual fixed rate of 10.5% payable quarterly. The original repayment terms required mandatory quarterly principal payments of $1,683 beginning July 30, 2003 through April 30, 2008. The Note was subject to certain financial covenants and was cross-defaulted with CAI's senior credit facility, subject to the terms of a subordination agreement.

On June 27, 2002, CAI entered into an amended $110,000 senior revolving credit agreement with a group of financial institutions. To facilitate the closing of this new credit facility, the Company agreed to extend the repayment terms of its Note so as to require mandatory quarterly principal payments of $1,683 beginning July 30, 2006 through April 30, 2011 and modified certain financial covenants in the Note. Interest on the Note continues to accrue at an annual fixed rate of 10.5% and is payable quarterly. The Note continues to be cross-defaulted with CAI's senior credit agreement, subject to the terms of an amended and restated subordination agreement. At the same time, the Company was granted the right to appoint a majority of CAI's board of directors. As a result of these transactions and gaining a majority position on CAI's board, the Company's financial statements include CAI as a consolidated subsidiary commencing June 27, 2002. Previously, CAI was accounted for under the equity method of accounting. The Company's share of the equity earnings (losses) of CAI for the periods from January 1, 2002 through June 26, 2002 have been recorded in "Income/(loss) for Investments Accounted for Under the Equity Method" in the accompanying Consolidated Statements of Income. For the period from June 27 through December 31, 2002, CAI's results of operations have been included in the appropriate captions on the accompanying Consolidated Statements of Income. The assets and liabilities of CAI at December 31, 2002, after elimination of intercompany transactions, have been included on the accompanying Consolidated Balance Sheets.

A total of $74,000 was outstanding under CAI's senior revolving credit facility at December 31, 2002. Borrowings under CAI's senior credit facility are secured by substantially all CAI's assets, other than certain excluded assets, and are payable on June 27, 2005. The senior credit facility contains various financial and other covenants. At June 30, 2002, CAI would not have been in compliance with one of the financial covenants then contained in its senior credit facility as well as similar covenants under two master lease agreements relating to equipment in CAI's fleet. CAI received amendments to these covenants in September 2002 which were made retroactive to June 30, 2002. As a result, CAI was in compliance as of June 30, 2002 with all senior credit facility and lease covenants as amended and continued to be in compliance as of December 31, 2002.

The senior credit facility was amended in May 2003 to increase the letter of credit commitment by the lenders' administrative agent.

In addition, CAI has entered into numerous sale-leaseback transactions with third parties pursuant to which CAI sells maritime shipping containers to such third parties and then leases the shipping containers back from such third parties. In connection with such transactions, CAI has entered into the following lease agreements:

CAI entered into a master lease agreement dated April 30, 1998, as amended, which amends and restates a prior agreement dated July 17, 1996, pursuant to which CAI currently leases shipping containers from a banking corporation. The master lease agreement has an expiration date of July 31, 2008. CAI is required to make regular payments to lessor and, as of December 31, 2002, CAI's total outstanding obligation under this lease agreement was approximately $23.2 million. CAI has the option to purchase the leased equipment on a date prior to the expiration of the initial term of the lease agreement or at the time of such expiration. In addition, upon the expiration of the initial term of the lease agreement, CAI has the right to extend the lease agreement for one year or return the leased equipment to lessor under the terms and conditions set forth in the lease agreement. This lease agreement was amended in 2002 to include certain additional negative covenants and financial covenants of CAI. The lease agreement was amended in May 2003 to provide for a rent prepayment under the lease agreement in the approximate amount of $3.75 million to the lessor.

CAI entered into a master lease agreement dated April 30, 1998, as amended, which amends and restates a prior agreement dated November 21, 1996, pursuant to which CAI currently leases shipping containers from a banking corporation. The master lease agreement has a term of ten years. CAI is required to make regular payments to lessor and, as of December 31, 2002, CAI's total outstanding obligation under this lease agreement was approximately $5.6 million. CAI has the option to purchase the leased equipment on a date prior to the expiration of the initial term of the lease agreement or at the time of such expiration. In addition, upon the expiration of the initial term of the lease agreement, CAI has the right to extend the lease agreement for one year or return the leased equipment to lessor under the terms and conditions set forth in the lease agreement. This lease agreement was amended in 2002 to include certain additional negative covenants and financial covenants of CAI.

The assets and liabilities of CAI reflected in the consolidated financial statements at December 31, 2002, after recording the effect of elimination entries with the Company, are as follows:

Cash and short term investments                                                  $4,618
Accounts and notes receivable                                                    23,480
Net investment in direct financing leases                                         2,042
Leasing equipment, net of accumulated depreciation and amortization             141,103
Other assets                                                                      2,762

Accounts payable and accrued expenses                                           $33,959
Income taxes                                                                      8,454
Deferred income                                                                     527
Debt and capital lease obligations                                               74,000
Minority interest                                                                 8,415

During the period from 1998 to March 2002, there were several inter-company transactions wherein Interpool acquired equipment, and the related leases from CAI, at terms that resulted in a profit for CAI. These transactions were negotiated on an arms-length basis and management believes that the terms are similar to those that a third party would have negotiated with CAI under the circumstances.

During 2002, Interpool paid CAI $2,189 for the management of its equipment.

Subsequent to June 27, 2002, revenues and expenses for transactions between the Company and CAI are eliminated in consolidation. Minority interest income recorded by the Company for the year ended December 31, 2002 was $1,306 for periods subsequent to June 27, 2002.

(16)	Retirement plans:

Certain subsidiaries have defined contribution plans covering substantially all full-time employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 75% of the employee's contribution to the extent such employee contribution did not exceed 6% of their compensation. During the years ended December 31, 2002 and 2001, the Company expensed approximately $423 and $461, respectively related to this plan. No contributions were made by the Company or its subsidiaries to these plans during the year ended December 31, 2000.

(17)	Segment and geographic data:

The Company and its subsidiaries conduct business principally in a single industry segment, the leasing of intermodal dry freight standard containers, chassis and other transportation related equipment. Within this single industry segment, the Company has three reportable segments: container leasing, domestic intermodal equipment leasing and computer equipment leasing. The container leasing segment specializes in the leasing of dry freight standard containers, while the domestic intermodal equipment segment specializes in the leasing of intermodal container chassis and freight rail cars. The computer leasing segment specializes in the leasing of microcomputers and other related equipment.

The Company's computer leasing segment consisted of two subsidiaries, Microtech Leasing Corporation (Microtech) and Personal Computer Rentals (PCR). During the third quarter of 2001, Company management adopted a plan to exit this segment. As of December 31, 2002 the assets of Microtech continued to be liquidated and PCR's financial condition had deteriorated. PCR ceased active operations and began to liquidate in 2003. (See Note 2 and Note 9 to the Consolidated Financial Statements.) At December 31, 2002, expenses related to the ongoing liquidation of PCR are included in the Domestic Intermodal Equipment segment.

Beginning June 27, 2002 the container leasing segment includes revenues and expenses and related balance sheet accounts for CAI, previously accounted for under the equity method of accounting.

The accounting policies of the segments are the same as those described in Note 1. The Company evaluates performance based on profit or loss before income taxes and extraordinary items. The Company's reportable segments are strategic business units that offer different products and services.

Segment Information:

                                                                              Domestic       Computer
                                                              Container      Intermodal       Leasing
                              2002                             Leasing        Equipment      Equipment       Totals
                              ----                             --------       ---------      ---------       ------

      Revenues from external customers                         $140,320        $185,283       $1,521       $327,124

      Lease operating, administrative and other expenses         34,554          80,634        2,087        117,275

      Depreciation and amortization                              55,757          37,703           78         93,538

      Other (income)/expense, net                               (3,052)           4,579         1450          2,977

      (Income)/loss investment under equity method                  ---           6,603          ---          6,603

      Interest income                                           (2,215)         (2,395)          ---        (4,610)

      Interest expense                                           27,183          81,016          146        108,345

      Income before taxes and change in accounting
      principle                                                  28,093        (22,857)      (2,240)          2,996

      Net investment in DFL's                                   245,414          89,254        (539)        334,129

      Leasing equipment, net                                    676,091         880,725          ---      1,556,816

      Equipment purchases                                        85,585         170,342           99        256,026

      Total segment assets                                   $1,074,322      $1,163,404       $3,395     $2,241,121

                                                                         Domestic     Computer
                                                         Container      Intermodal     Leasing
                       2001 Restated:                     Leasing       Equipment     Equipment      Totals
                       -------------                      --------      ----------    ---------      ------

   Revenues from external customers                       $111,362       $191,987       $35,369      $338,718

   Lease operating, administrative and other expenses       28,017         86,038        32,083       146,138

   Depreciation and amortization                            34,999         37,997         6,682        79,678

   Other (income)/expense, net                              (5,351)        (4,501)         (385)      (10,237)

   (Income)/loss investment under equity method                ---            804           ---           804

   Interest income                                          (3,789)        (5,650)          ---        (9,439)

   Interest expense                                         28,025         68,465         1,780        98,270

   Income before taxes and change in accounting

   principle                                                29,461          8,834        (4,791)       33,504

   Net investment in DFL's                                 190,565         80,297         4,510       275,372

   Leasing equipment, net                                  502,888        831,784           115     1,334,787

   Equipment purchases                                     214,065        106,983         7,114       328,162

   Total segment assets                                   $816,318     $1,085,796       $20,115    $1,922,229

                                                                         Domestic     Computer
                                                         Container      Intermodal     Leasing
                       2000 Restated:                     Leasing       Equipment     Equipment     Totals
                       -------------                      --------      ----------    ---------     ------

 Revenues from external customers                         $105,903      $136,750      $44,900       $287,553

 Lease operating, administrative and other expenses         14,619        47,716       32,006         94,341

 Depreciation and amortization                              28,448        29,989        7,638         66,075

 Other (income)/expense, net                                 1,186           965          209          2,360

 (Income)/loss Investment under the equity method              ---           598          ---            598

 Interest income                                            (5,984)      (11,253)         ---        (17,237)

 Interest expense                                           33,079        52,096        2,634         87,809

 Income before taxes and change in accounting principle     34,555        16,639        2,413         53,607

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

Geographic Information:

   REVENUES:
                                                        2001               2000
                                       2002            Restated           Restated
                                       ----            --------           --------
   United States (a)                  $207,786         $227,419           $181,725
   International                       119,338          111,299            105,828
                                       -------          -------            -------
                                      $327,124         $338,718           $287,553
                                      ========         ========           ========

   ASSETS:
   United States                    $1,341,507         $1,106,043
   International                       899,614            816,186
                                    ----------         ----------
                                    $2,241,121         $1,922,229
                                    ==========         ==========

           (a) Includes revenues from related parties of $0, $496, and $1,104 in 2002, 2001 and 2000, respectively.

(18)	Company-obligated mandatorily redeemable preferred securities in subsidiary grantor trusts:

On January 27, 1997, Interpool Capital Trust, a Delaware business trust and special purpose entity (the "Trust"), issued to outside investors 75,000 shares of 9-7/8% Capital Securities with an aggregate liquidation preference of $75,000 (the "Capital Securities") for proceeds of $75,000. Interpool owns all the common securities of the Trust. The proceeds received by the Trust from the sale of the Capital Securities were used by the Trust to acquire $75,000 of 9-7/8% Junior Subordinated Deferrable Interest Debentures due February 15, 2027 of the Company (the "Debentures"). The sole asset of the Trust is $77,320 aggregate principal amount of the Debentures. The Capital Securities represent preferred beneficial interests in the Trust's assets. Distributions on the Capital Securities are cumulative and payable at the annual rate of 9-7/8% of the liquidation amount, semi-annually in arrears and commenced February 15, 1997. The Company has the option to defer payment of distributions for an extension period of up to five years if it is in compliance with the terms of the Capital Securities. Interest at 9-7/8% will accrue on such deferred distributions throughout the extension period. The Capital Securities will be subject to mandatory redemption upon repayment of the Debentures to the Trust. The redemption price decreases from 104.9375% of the liquidation preference in 2007 to 100% in 2017 and thereafter. Under certain limited circumstances, the Company may, at its option, prepay the Debentures and redeem the Capital Securities prior to 2007 at a prepayment price specified in the governing instruments. The obligations of the Company under the Debentures, under the Indenture pursuant to which the Debentures were issued, under certain guarantees and under certain back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the Capital Securities.

(19)	Capital stock:

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

The Company's Nonqualified Stock Option Plan for Non-employee, Non-consultant Directors (the "Directors' Plan") was adopted by the Board of Directors and approved by the stockholders in March 1993. The Directors' Plan is administered by the Stock Option Committee of the Board of Directors. Under the Directors' Plan a nonqualified stock option to purchase 15,000 shares of common stock is automatically granted to each non-employee, non-consultant director of the Company, in a single grant at the time the director first joins the Board of Directors. The Directors' Plan authorizes grants of options up to an aggregate of 150,000 shares of common stock. The exercise price per share is the fair market value of the Company's common stock on the date on which the option is granted (the "Grant Date"). The options granted pursuant to the Directors' Plan may be exercised at the rate of 1/3 of the shares on the first anniversary of the director's Grant Date and 1/3 of the shares on the second anniversary of the director's Grant Date and 1/3 of the shares on the third anniversary of the director's Grant Date, subject to certain holding periods required under rules of the Securities and Exchange Commission. Options granted pursuant to the Directors' Plan expire ten years from their Grant Date.

Through September 16, 1998, options to purchase 4,408,501 shares under the Company's 1993 Stock Option Plan for Executive Officers and Directors had been granted, 22,500 of which have expired due to failure to exercise and 22,500 of which have been exercised. Options to purchase 90,000 shares have been granted under the Company's Nonqualified Stock Option Plan for Non-employee, Non-consultant Directors, 30,000 of which have expired due to failure to exercise and 15,000 of which have been exercised.

On September 16, 1998 the Company canceled all but 22,500 of the 4,393,501 options then outstanding under its 1993 Stock Option Plan for Executive Officers and Directors and the Company's Nonqualified Stock Option Plan for Non-employee, Non-consultant Directors and issued 4,371,001 new options in their place. The newly issued options were granted with an exercise price equal to the closing market price of the Company's stock as of September 16, 1998 (the "date of grant"). This results in a new measurement date whereby the newly issued options vest six months from date of grant and expire ten years from date of grant. All other terms and conditions of the newly issued options are similar to the canceled options. In 1999, 13,500 options were exercised.

In connection with the resignation of Raoul Witteveen, the Company entered into a separation agreement that allows for Mr. Witteveen's outstanding stock options, all of which were fully vested as of the date of his resignation, to be exercisable until October 9, 2005. Mr. Witteveen's future sale of common stock will be subject to certain volume restrictions and a right of first refusal on the part of the Company and its affiliates.

In February 2000, options to purchase 15,000 shares were granted under the Company's Nonqualified Stock Option Plan for Non-employee, Non-consultant Directors to Clifton H.W. Maloney upon his appointment to the Company's Board of Directors.

On October 10, 2000, options to purchase 50,000 shares of the Company's common stock were granted under the 1993 Stock Option Plan for Executive Officers and Directors to Herbert Mertz, Executive Vice President and Chief Administrative Officer of the Company and Chief Operating Officer of Trac Lease, Inc. The newly issued options were granted with an exercise price equal to the closing market price of the Company's stock as of October 10, 2000 (the "Grant Date"). The options vest five years from the Grant Date and expire ten years from the Grant Date.

On October 10, 2000, options to purchase 50,000 shares of the Company's common stock were granted to Mitchell I. Gordon. On September 5, 2002, options to purchase an additional 50,000 shares of the Company's common stock were granted. The newly issued options were granted under the 1993 Stock Option Plan for Executive Officers and Directors with an exercise price equal to the closing market price of the Company's stock as of the grant date. The options were to vest 20% per year beginning January 1, 2003 and expire ten years from the grant date. In connection with the resignation of Mitchell I. Gordon, the Company entered into a separation agreement that provided for the immediate vesting of the options. The compensation cost, to be recognized by the Company in July 2003, as a result of the immediate vesting of these options will be approximately $542.

As of December 31, 2002 there were 1,559,999 shares of common stock reserved for issuance under the stock option plans.

Changes during 2000, 2001 and 2002 in options outstanding for the combined plans were as follow:

                                           2002                 2001                        2000
                                ------------------------    --------------------    -------------------
                                            Weighted                   Weighted              Weighted
                                             average                   average               average
                                            exercise                   exercise              exercise
                                Shares        price        Shares      price      Shares     price
                              ------------------------------------------------------------------------
Outstanding at January 1,     4,489,001      $10.30     4,489,001      $10.30   4,380,001    $10.28

Granted                          50,000       13.73           ---      ---        115,000     11.21
Exercised                           ---      ---              ---      ---            ---    ---
Cancelled                           ---      ---              ---      ---          6,000     10.25
                              ----------------------------------------------------------------------

Outstanding at December 31,   4,539,001      $10.34     4,489,001      $10.30   4,489,001    $10.30

Exercisable at December 31,   4,384,001      $10.27     4,379,001      $10.27   4,374,001    $10.28

The following table summarizes information regarding stock options outstanding at December 31, 2002.

                                 Options Outstanding                         Options Exercisable
                                 -------------------                         -------------------
                                         Weighted
                                          Average        Weighted                      Weighted
                          Number         Remaining        Average        Number        Average
      Range of          Outstanding     Contractual      Exercise      Outstanding     Exercise
   Exercise Prices     December 31,     Life (Years)       Price      December 31,      Price
-------------------------------------------------------------------------------------------------

     $6.375                 15,000           7.2           $6.375          10,000        $6.375

     10.25               4,351,501           5.7           10.25        4,351,501        10.25

     11.9375               100,000           7.8           11.9375            ---        ---

     13.73                  50,000           9.7           13.73              ---        ---

     15.58                  22,500           5.7           15.58           22,500        15.58
-------------------------------------------------------------------------------------------------

     $6.375-15.58        4,539,001           5.80         $10.34        4,384,001       $10.27

Common stock dividends declared and unpaid at December 31, 2002 and 2001 amounted to $2,101 and $1,517, respectively, and are included in accounts payable and accrued expenses.

Effective January 1, 1996, the Company adopted the provisions of Statement No. 123, Accounting for Stock-Based Compensation. As permitted by the Statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. To date, all options were granted with exercise price equal to the fair market price of the Company's Stock at Grant Date; accordingly, no compensation expense has been recognized. Options issued with an exercise price below the fair value of the Company's common stock on the date of grant will be accounted for as compensatory options. The difference between the exercise price and the fair value of the Company's common stock will be charged to expense over the shorter of the vesting or service period. Options issued at fair value are non-compensatory.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation ("SFAS 148"). This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The disclosure provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted SFAS 148 at December 31, 2002.

At December 31, 2002, the Company had two stock option plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Deferred Bonus Plan

In November 2002, the Company's Board of Directors approved a Deferred Bonus Plan (the "Plan") under which employees of Interpool and its affiliates who receive discretionary year-end bonuses of greater than $50,000 would receive such bonuses partly in cash and partly in the form of an award of Interpool common stock. Under the Plan the first $50,000 of a participant's bonus amount is paid in cash. Any amount exceeding $50,000 but less than $150,000 shall be 50% in cash and 50% in stock. Any bonus amount which exceeds $150,000 shall be 100% in stock. Bonus stock awards under this plan would vest in equal installments over a five-year period, unless the recipient elected to have the award vest over a ten-year period or the Board of Directors specified another period. The unvested portion of any bonus stock award will vest immediately if a change in control of Interpool occurs, if the employee is terminated without cause, if the employee resigns for a good reason, if the employee dies or becomes permanently disabled, or in any other circumstance deemed appropriate by the Board of Directors. If a recipient resigns voluntarily without a good reason or is terminated for cause the employee would forfeit any unvested portion of any bonus stock award.

The number of shares of stock to be awarded is calculated by dividing the dollar value of the stock portion of the bonus by the average stock price for the last ten trading days ending on December 31 of the grant year.

Additional stock is awarded based on the vesting period selected by the employee. If the five year vesting period is selected, the shares awarded will be increased by 10%. If the ten year vesting period is selected the shares awarded will be increased by 30%. Under the plan, each employee granted a bonus stock award has a right from time to time to require the Company to purchase a total number of shares of stock equal to the number of shares of stock underlying the Participant's Bonus Stock Award. The shares may be vested shares or shares which were otherwise acquired by the participant providing that all shares were beneficially owned by the participant for at least 6 months. The purchase price shall be equal to the fair market value of a share of stock on the trading day preceding the date of such purchase. The bonus stock award for the Plan Year ending December 31, 2002 was granted on January 2, 2003. The total stock award for all employees, considering the vesting period selected by the employee, amounted to 139,067 shares, awarded to twelve employees of which 4,641 vest over a five year period; 74,019 vest over a ten year period and 60,407 have lapsed.

Share Repurchases

In 1999, the Company authorized the repurchase of up to 1,000,000 shares of its common stock. The shares will be purchased from time to time through open market purchases or privately negotiated transactions. During 2002, the Company purchased 9,300 shares for an aggregate purchase price of $130. During 2001, the Company purchased 58,100 shares for an aggregate purchase price of $929. No shares were repurchased in 2000.

(20)	Gain on Sale of Land:

In April 2002, the Company sold an industrial property and recorded a gain of $4,766, which is included in other (income)/expense, net for the year ended December 31, 2002 in the accompanying consolidated statements of income.

(21)	Subsequent Events (unaudited):

Financing Activities: The Company funds a significant portion of the purchase price for new containers and chassis through borrowings under its revolving credit agreement and other lines of credit or through secured financings with the financial institutions. While the Company has successfully completed several financings during 2003 (as further discussed below), the Company's ability to borrow funds on favorable terms has been severely limited since March 31, 2003 because of the restatement to its historical financial statements and the related Audit Committee and SEC investigations and the delay in completing its audited 2002 financial statements and filing its Annual Report on Form 10-K for 2002. This has required the Company to reduce the level of new business it has written with customers.

Manufacturer Obligations: In the past, the Company has paid its equipment manufacturers for acquisitions of containers and chassis within normal trade terms. The Company has recently been unable to make payments on this schedule because of the limited availability of new financings and has deferred a substantial portion of its payment obligations to these manufacturers. As of December 22, 2003, the total amount the Company owed to these manufacturers for equipment already delivered (most of which has been placed into service in its fleet) or committed to purchase was approximately $120,500. Of this amount, $54,600 of such trade debt is represented by promissory notes the Company issued to these manufacturers during 2003, each of which originally provided for payment in full by November 30, 2003. The Company has advised its manufacturers that it intended to satisfy a substantial portion of the outstanding balance of these obligations in December 2003, with the remaining balances to be paid in January and February 2004 and the Company's manufacturers have consented to this payment schedule. In late December 2003, the Company made payments of approximately $54,000 of its manufacturer obligations. The Company currently intends to fund its remaining payment obligations to these manufacturers with proceeds from one or more financings that are currently in process. None of these financings is assured and each of them remains subject to documentation and other customary closing conditions before it can be consummated. The Company may also elect to fund a portion of its obligations to these manufacturers through use of its available cash (subject to obtaining approval from certain lenders which have restricted our use of cash). The Company may seek further deferrals from these manufacturers.

Debt Modifications: Throughout 2003, in connection with obtaining necessary waivers from lenders for late filing of the Company's periodic reports with the SEC and the restatement of its past financial statements, the Company agreed to certain modifications to its existing debt agreements as follows:

•	The Company's container securitization facility was amended to relinquish the Company's right to request additional advances under the facility and the Company agreed that all lease payments subsequently received under the facility would be used to reduce the indebtedness. In addition, the Company agreed to comply with several new covenants, consistent with those contained in the amendment to its revolving credit agreement, as described below.
•	In May 2003, the Company established a $200,000 revolving warehouse facility within its chassis securitization facility and received funding from a $25,500 debt obligation issuance. In July 2003 and October 2003, the Company agreed, among other things, to suspend its ability to incur additional funding under the warehouse facility until such time as the loan and guarantee parties have each agreed in their sole discretion to reinstate their funding commitments. The loan and guarantee parties are under no obligation to reinstate any commitments to the warehouse facility.
•	In July 2003, October 2003 and January 2004, in connection with obtaining necessary amendments under the revolving credit facility due to the late filing of the Company's periodic reports with the SEC and the restatement of its past financial statements, the Company agreed, among other things, to reduce advance rates under this facility, to add several events of default, to increase the interest rate margin until the Company is in compliance with all SEC reporting requirements, and to maintain specified levels of unrestricted cash and cash equivalents until delinquent SEC filings are made. The Company agreed to maintain unrestricted cash and cash equivalents of at least $71,000 at all times and at least $80,000 as of the last business day of each month, until the Company's Form 10-K is filed. Thereafter, the Company agreed to maintain at least $60,000 at all times and at least $67,500 as of the last business day of the month until receipt of all delayed financial statements. This minimum cash requirement was also adopted in the waivers for the container securitization and one other loan agreement. The Company also agreed to restrictions on dispositions of collateral and on encumbrances of assets as well as a limitation on concessions that could be made to its other financial institutions in connection with obtaining waivers. The October 2003 amendment also required the Company to provide additional financial information to the lenders under the facility and to continue the engagement of a financial advisor.
•	In addition to the debt specifically identified above, the Company had additional notes and loans outstanding with various financial institutions totaling $111,667, as of December 31, 2002, with installments payable in varying amounts through 2009 with interest rates of approximately 2.61% to 9.95%. In the fourth quarter of 2003, the Company agreed to certain modifications to the provisions of some of these instruments. These modifications include in certain instances changes to the amortization schedule resulting in accelerated principal payments totaling approximately $16,634 to be paid in 2004 and 2005, an interest rate increase on $23,842 of debt outstanding and the pledging of additional collateral with a value of $36,799.
•	In April 2003, in connection with a borrowing under the container securitization, the Company entered into an interest rate swap agreement with an original notional amount of $31,240. This swap contract (which qualifies as a cash flow hedge) matures in 2009 and the swap is used to manage interest rate risks on the floating rate borrowings in the securitization facility. In May 2003, in connection with a borrowing under the chassis revolving warehouse securitization facility, the Company entered into an interest rate swap with an original notional amount of $25,490. This swap contract (which qualifies as a cash flow hedge) matures in 2014 and the swap is used to manage interest rate risks on the floating rate borrowings in the chassis revolving warehouse securitization facility.

New Borrowings: In addition to additional financing under the Company's container and chassis securitizations of $33,500 and $25,490, respectively and the additional borrowing of $40,000 under its revolving credit facility, the Company entered into new finance arrangements with a variety of financial institutions totaling $85,356. Interest rates on these borrowings are variable and currently range from 4% to 6.5% and the debt matures between March 2006 and June 2010. Included in these borrowings are $16,000 and $7,000 from Yardville National Bank a subsidiary of an entity in which Martin Tuchman owns approximately five percent of the common stock and serves on the Executive Committee. The term of the $16,000 loan is three years with thirty four fixed monthly principal payments of $250 commencing May 25, 2003 and a final principal payment of $7,500 due on March 25, 2006. Interest is payable monthly, at an initial rate of 4.25%, and is adjusted monthly based on the prime rate as published in the Wall Street Journal subject to a 4% minimum and 5% maximum per annum rate. The term of the $7,000 loan is five years with fifty-nine fixed monthly principal payments of $75 commencing September 7, 2003 and a final principal payment of $2,575 due on August 7, 2008. Interest is payable monthly, at an initial rate of 4%, and is adjusted monthly based on the prime rate as published in the Wall Street Journal subject to a 4% minimum and 6% maximum per annum rate.

Chassis Distribution Agreement: In April 2003, the Company agreed to become a 50% owner, through an initial investment of $500, of a limited liability company (the "LLC") formed with a foreign chassis manufacturer. The purpose of the LLC is to be the exclusive worldwide distributor of chassis built by this manufacturer and for the Company to share in the profits the LLC earns in selling these chassis to third parties. Under the terms of the Distribution agreement for this equipment, the Company has agreed to purchase approximately 15,000 chassis at preferred pricing over a ten-year period, of which 1,100 chassis were ordered by the Company during 2003. The LLC began operations during the second quarter of 2003. The financial statements of the LLC will be consolidated by the Company.

Separation Agreements:

On July 17, 2003, Mitchell I. Gordon, who had been the Company's Executive Vice President and Chief Financial Officer, resigned as an employee and officer of the Company. Pursuant to his resignation, the Company entered into a separation agreement under which Mr. Gordon received a payment of $200 (his accrued bonus for 2003) and an additional payment of $800 and over the next four years will receive other payments totaling an additional $3,200. In the event of a change of control of the Company these payment obligations would accelerate. In accordance with the terms of the separation agreement, Mr. Gordon will continue to receive certain benefits over the next five years including health, life, disability and accident insurance as well as a car allowance, at the same cost to Mr. Gordon as if Mr. Gordon had continued to be an executive officer of the Company. Mr. Gordon also is provided an office allowance. The cost to the Company of these continued benefits to the former executive is expected to amount to approximately $107. The separation agreement provided for the immediate vesting of Mr. Gordon's stock options. Under the separation agreement, Mr. Gordon agreed to provide certain consulting services to the Company. In October 2003, Mr. Gordon submitted a letter to the Board of Directors resigning from his positions as a director of the Company and its affiliates.

On October 9, 2003, Raoul Witteveen, who had served as the Company's President and Chief Operating Officer, resigned as an employee, officer and director of the Company and its affiliates. At the time of his resignation, the Company and Mr. Witteveen reached an understanding regarding the severance and other principal terms that would be set forth in a separation agreement to be entered into between them. Under the terms agreed upon, Mr. Witteveen will receive an amount equal to his full 2003 annual base salary ($633) for each year through October 9, 2005 as well as health, life, disability and accident insurance and reimbursements through the same date. Mr. Witteveen will also be provided with an office allowance, an allowance for an executive assistant, and an automobile allowance, in each case through October 9, 2004. The cost to the Company of these continued benefits to Mr. Witteven is expected to amount to approximately $211. It was also agreed that Mr. Witteveen's outstanding stock options, all of which were fully vested as of the date of his resignation, will be exercisable until October 9, 2005, and that Mr. Witteveen's future sale of common stock will be subject to certain volume restrictions and a right of first refusal on the part of the Company and its affiliates. As part of the separation agreement, Mr. Witteveen will agree not to engage in a competing business, either directly or indirectly, for a period of two years from his resignation date. A definitive separation agreement incorporating these terms has been prepared but to date has not yet been executed by the Company or by Mr. Witteveen.

Rating Agency Downgrades:

During October and November, 2003, the ratings on the Company's debt securities were downgraded by three major rating agencies, Standard & Poor's, Fitch, and Moody's, citing the resignation of its President, continued delay in issuing audited restated financial statements for 2000 and 2001 and its audited financial statements for 2002 to be included in our 2002 Annual Report on Form 10-K and the need to obtain waivers from its lending group for technical defaults under the loan agreements associated with the financial statement delays. The Company's debt securities were again downgraded by all three rating agencies following its press release on December 29, 2003, that indicated that release of its 2000, 2001 and 2002 financial statements and the filing of its 2002 Annual Report on Form 10-K would again be delayed. Such downgrades may have a negative effect on the Company's ability to access the capital markets going forward, as well as on the interest cost.

Delisting by the New York Stock Exchange:

On December 29, 2003, The New York Stock Exchange (The Exchange) suspended trading in the Company's common stock and other listed securities and informed the Company that delisting procedures will be commenced. The Exchange stated that this action was taken because of the delay in filing of our Annual Report on Form 10-K for the year ended December 31, 2002 and the uncertainty surrounding our restatement. Although the Company will appeal this decision and hopes that trading on The New York Stock Exchange will resume once this report is filed with the Securities and Exchange Commission, it cannot give any assurance that trading in its securities will resume on The New York Stock Exchange. Since this suspension took effect, the Company's common stock has been traded on the over-the-counter market under the symbol IPLI. Information regarding bid and asked prices may be obtained from the web site maintained by pinksheets.com.

Deferral of Dividend Payment to Board Members:

In connection with the Company's delayed SEC filings and the receipt of waivers from its lenders necessitated by the delayed filings, the members of the Company's Board of Directors and certain of its affiliates who own shares of the Company's common stock have agreed to defer their receipt of any dividend payments, including those the Company may declare in the future, until the Company is in compliance with all SEC filings requirements.

(22)	Quarterly financial data (unaudited):

                                                            2002
                                                      As Reported (a)
                                    ----------------------------------------------------
                                          1st              2nd               3rd
                                          ---              ---               ---
Revenues                                $72,891         $74,426           $86,096

Income/(loss) before cumulative
effect of change in accounting
principle                               $11,403          $6,188            $3,490
Basic income/(loss) per share             $0.42           $0.23             $0.13
Diluted income/(loss) per share           $0.39           $0.21             $0.12

                                                      As Restated (b)
                                    ----------------------------------------------------
                                          1st              2nd               3rd             4th(d)
                                          ---              ---               ---              -----
Revenues                                $74,483          $75,598           $86,718          $90,325

Income/(loss) before cumulative
effect of change in accounting
principle                                $6,190           $4,265            $3,032          $(9,098)
Basic income/(loss) per share             $0.23            $0.16             $0.11           $(0.33)
Diluted income/(loss) per share           $0.21            $0.14             $0.10           $(0.32)

                                                                    2001
                                                               As Reported(a)
                                    ---------------------------------------------------------------------
                                          1st               2nd              3rd              4th
                                          ---               ---              ---              ---
Revenues                                $76,468           $77,653          $74,945          $76,067
Income before cumulative effect of
change in accounting principle          $11,035           $12,465          $10,338           $9,718
Basic income per share                    $0.40             $0.45            $0.38            $0.35
Diluted income per share                  $0.38             $0.43            $0.35            $0.34

                                                              As Restated (b)
                                    ---------------------------------------------------------------------
                                          1st               2nd              3rd              4th
                                          ---               ---              ---              ---
Revenues                                $88,311           $85,315          $82,337          $82,755
Income before cumulative effect of
change in accounting principle          $10,354            $9,879           $2,939           $4,932
Basic income per share                    $0.38             $0.36            $0.11            $0.18
Diluted income per share                  $0.36             $0.34            $0.10            $0.17

                                                                    2000
                                                               As Reported(a)
                                    ---------------------------------------------------------------------
                                          1st               2nd              3rd             4th(c)
                                          ---               ---              ---             ------
Revenues                                $50,529           $54,258          $57,964          $79,504
Income before cumulative effect of
change in accounting principle           $9,564           $10,074          $10,709          $12,293
Basic income per share                    $0.35             $0.37            $0.39            $0.45
Diluted income per share                  $0.35             $0.37            $0.38            $0.43

                                                              As Restated (b)
                                    ---------------------------------------------------------------------
                                          1st               2nd              3rd             4th(c)
                                          ---               ---              ---             ------
Revenues                                $60,839           $66,191          $69,027          $91,496
Income before cumulative effect of
change in accounting principle           $9,225           $11,143          $11,110          $12,562
Basic income per share                    $0.34             $0.41            $0.41            $0.46
Diluted income per share                  $0.34             $0.41            $0.40            $0.44

(a)  The "as  reported"  numbers  for all  periods  presented  have been  adjusted to reflect the reclass of extraordinary  gains on retirement of debt to income before  results of cumulative  effect of change in accounting  principle  as a result  of  adopting  FAS 145.  (See Note 1 to the  Consolidated  Financial
     Statements.)
(b)  The Company has reflected the impact of the  restatement  adjustments  which are described in Note 2 to the  Consolidated  Financial  Statements  for all interim  periods in 2001 and 2000 and for each of the first three quarters of 2002.
(c)  Includes  contributions  from the North American  Intermodal  division of Transamerica  Leasing,  Inc., which the Company  acquired on October 24, 2000.  The  acquisition  was  effective  October 1, 2000 and includes  only  the  chassis  acquired  from TA as the  rail  trailers  and  domestic  containers  were identified as assets held for sale at the time of purchase.
(d)  The (loss) before  cumulative  effect of change in accounting  principle  during the fourth  quarter of
     2002 was principally due to pre-tax  impairment losses of $5,715 relating to idle equipment,  $3,417 of pre-tax  losses  resulting  from the  Company's  share of equity  losses and  write-downs  for  certain investments  accounted for under the equity method and $9,678 of pre-tax losses  recognized as a result of the deteriorating financial condition of PCR.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                 DISCLOSURE

On August 5, 2002, we made a determination not to engage our former independent accountants, Arthur Andersen LLP, as our independent public accountants and appointed KPMG LLP as our new independent accountants, effective immediately. These actions were approved by the Audit Committee of our Board of Directors.

On August 31, 2002, Arthur Andersen ceased practicing before the SEC and began to wind up its operations. Arthur Andersen did not participate in the preparation of this Annual Report on Form 10-K. As stated above, we have restated our financial statements for the years ended December 31, 2001 and 2000 and our new independent accountants, KPMG LLP, have audited the restated financial statements for these fiscal years.

During the fiscal years ended December 31, 2001 and December 31, 2000, and the subsequent interim period through August 5, 2002, there were no disagreements between us and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to the subject matter of such disagreement in its reports on our consolidated financial statements for such years, and there occurred no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. The audit reports of Arthur Andersen LLP on our consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2001 and December 31, 2000, and the subsequent interim period through August 5, 2002, we did not consult KPMG LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any of the matters or reportable events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

The effectiveness of our or any systems of disclosure controls and procedures and internal controls is subject to certain limitations including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures and internal controls will prevent all errors or fraud or ensure that all material information will be made known to management in a timely fashion.

In September 2002, our independent auditors, KPMG, identified and reported on material weaknesses within our system of internal control. They noted that we did not have formal procedures in place that required management to properly communicate the terms of proposed transactions with internal and external technical accounting resources to make certain that transactions are accounted for in accordance with generally accepted accounting principles. As a result, our accounting personnel were not aware that a transaction entered into in June 2002 would require us to change the accounting treatment for our investment in our 50%-owned subsidiary, CAI. In addition, they noted that we did not have an individual with the proper level of understanding to account for swap derivatives according to generally accepted accounting principles. In response to these weaknesses, we:

•	Initiated regular meetings of senior management, including representatives of the Accounting Department, to discuss all new significant transactions in order to determine the proper accounting treatment under generally accepted accounting principles and
•	Retained the services of a consultant to assist in the proper documentation and accounting for swap derivative transactions.

During the preparation for our 2002 audit, we discovered additional deficiencies in our internal controls. We determined that several finance lease transactions we entered into during 2001 and 2000 had been accounted for incorrectly in our prior financial statements. Down payments received from the lessees in these transactions had been erroneously recorded as revenue when collected rather than as a reduction to the net investment in the lease. We also determined that we had incorrectly classified our former computer leasing segment as a discontinued operation instead of as a continuing operation in our financial statements for the first three quarters of 2002 and for the years 2001 and 2000. We believe these errors were primarily the result of inadequate information system capabilities and inadequate communication processes between executive management and internal and external accounting resources. As a result of these errors, we determined that it would be necessary for us to restate our financial statements for the first three quarters of 2002 and for the years 2001 and 2000. We subsequently identified additional items in our prior financial statements that would also require restatement.

Following the determination to restate our historical financial statements, the Audit Committee of our Board of Directors engaged as special counsel a law firm that had not previously represented us to conduct an internal inquiry into the accounting errors and circumstances requiring restatement of our previously issued 2001 and 2000 financial statements. Upon completion of this inquiry, in July 2003 our Audit Committee decided to conduct a broader investigation of our accounting and related matters and engaged another law firm that had not previously represented us, Morrison & Foerster LLP, as special counsel, which in turn engaged the accounting firm of Ernst & Young LLP to assist with such investigation. Morrison & Foerster LLP, working with Ernst & Young LLP, conducted a three-month investigation involving interviews of persons inside and outside the Company, review of e-mails and other electronically stored documents, and many hours of work by attorneys, forensic accountants and their staff.

In their report, Morrison & Foerster LLP and Ernst & Young LLP found that during the period covered by their investigation, critical facts were frequently communicated haphazardly or not at all by our management to our Accounting Department. In addition, our general counsel, who was not located in our executive offices in New York City or Princeton, N.J., was not always informed about, and was inconsistently consulted regarding, factual and legal issues critical to our compliance with securities laws and accounting rules. The report also found that our management was late in responding to warning signs pointing to inadequate staffing and controls in our Accounting Department and inadequate information systems capabilities, even though members of our Audit Committee had repeatedly urged management to respond to these problems.

In addition, the report raised concerns about management integrity relating to our former President and Chief Operating Officer, Raoul Witteveen. Specifically, the investigation found that in September 2001, Mr. Witteveen had initiated sales and subsequent buy-backs of used chassis in order to create artificial income during the third quarter of 2001. Our Accounting Department disallowed the reporting of revenue on these transactions, and the income was not reflected in our reported financial statements. The report concluded that Mr. Witteveen's actions were improper. As a result of the findings in the report, Mr. Witteveen resigned as an officer and director on October 9, 2003.

The report also found that the improper discontinued operations accounting and sale accounting treatment given to PCR, our former subsidiary, resulted from a series of nondisclosures to our auditors of critical facts concerning Interpool's and related parties' continued financial support for PCR. However, aside from this series of nondisclosures itself, there was no evidence of a concerted or collusive effort not to disclose information to the auditors about our ongoing financial support to PCR. The report also found that our former Executive Vice President and Chief Financial Officer, Mitchell Gordon, who resigned as an officer effective July 17, 2003 and as a member of our Board of Directors effective October 9, 2003, failed to disclose to our auditors numerous instances of our continuing involvement with PCR, even though the auditors had instructed him on the accounting rules that applied to our sale of PCR. The report also found that Mr. Gordon likely attempted to mislead the Audit Committee investigation. Mr. Gordon has advised us that he disagrees with the findings in the report. Finally, the report found that the erroneous accounting for down payments on finance leases in early 2002 was inadvertent.

As a result of our own efforts to evaluate weaknesses in the design and effectiveness of our internal controls for the years ended December 31, 2002, 2001 and 2000, as well as the Audit Committee investigation, we have concluded that the following internal control deficiencies which have been identified constituted "material weaknesses" or "significant deficiencies" as defined under the standards established by the American Institute of Certified Public Accountants:

•	Deficiencies related to the accounting for direct finance leases. We noted weaknesses in the technical accounting skills of certain employees involved in the classification of leases under the provisions of SFAS 13. In addition, we found that the system used to account for these leases was inadequate in providing the necessary data to the accounting department.

•	Deficiencies related to ineffective policies for complex transactions. We noted the weaknesses noted above in the accounting for swap derivative transactions and residual guarantees provided to certain financial institutions.

•	Deficiencies related to inadequate communication of complex transactions. We noted a lack of effective communication of complex transactions with both internal and external accounting resources that existed throughout this period.

•	Deficiencies related to the lack of adequate staffing within the accounting department. This resulted in incomplete account reconciliation and analysis.

•	Deficiencies related to accounting for income taxes. We noted that the accounting department did not have adequate knowledge of generally accepted accounting principles related to accounting for income taxes and did not perform periodic reviews of the carrying value of its deferred tax assets.

•	Deficiencies related to communication of information regarding related-party transactions. We noted that there were no formal procedures in place for gathering complete and accurate information about related-party transactions and for communicating such information to the parties responsible for disclosing it.

•	Deficiencies related to the security of information technology. We noted a need for the implementation of such security measures as comprehensive encryption procedures, documentation of standards for setting operating systems security parameters, and a disaster recovery plan.

•	Deficiencies related to accounting for inter-company eliminations. We noted a need to implement formal procedures for identifying necessary intercompany eliminations.

•	Deficiencies related to recordkeeping by various internal departments. We noted a need to improve certain verification and documentation procedures in our Contracts, Billing, Collections, and Credit Quality departments to improve the accuracy of the records kept by those departments.

In addition to the deficiencies mentioned above, we have identified other less significant deficiencies that we do not consider "material weaknesses" or "significant deficiencies" but which we nonetheless believe should be remedied.

We are continuing to review and evaluate our internal controls and procedures and may identify additional areas where corrective measures are advisable or required.

We have assigned the highest priority to the short and long-term correction of the internal control deficiencies that have been identified and are taking the steps necessary to strengthen our internal controls and to address their deficiencies. Among other things, we have taken and are taking the following remedial measures:

1.	We have implemented new procedures relating to the communication of information between management and all levels of the Company, including our internal and external accountants, to ensure proper reporting and disclosure. These steps include regular meetings of a committee of senior management, known as the Office of the President, together with a member of the Audit Committee, to discuss important topics such as new business, financing, accounting and personnel matters, and the formation of a Disclosure Committee to ensure that information required to be disclosed pursuant to SEC rules is made known to the appropriate individuals at the Company.

2.	Our former general counsel, Arthur Burns has rejoined us as full time Executive Vice President and General Counsel residing in our New York office. Mr. Burns is a member of our Board of Directors.

3.	We have selected an experienced financial and leasing executive, James Walsh, a former financial executive at GE Capital Corporation and General Electric Company, to become our Chief Financial Officer in early 2004, following the filing of our 2002 Form 10-K and our Form 10-Q's for 2003. In the interim, Mr. Walsh has been appointed Executive Vice President - Finance.

4.	We have hired and will continue to hire additional experienced personnel in the accounting department and are planning additional training for our accounting staff. These actions will also be focused on improving our knowledge of and accounting for income taxes.

5.	We have added staff in several other areas, including insurance, accounts receivable, customer service and the legal department.

6.	We have engaged J.H. Cohn, an independent accounting and consulting firm, as our internal auditors, and have been working closely with them to identify and correct weaknesses in our internal controls and procedures and to develop an accounting policies and procedures manual.

7.	We are improving the quality of our file maintenance and record retention for completed transactions.

8.	We are in the process of purchasing an upgrade to our lease accounting system for recording and tracking finance lease transactions, which we expect to have in place during the first quarter of 2004. Currently, we are negotiating a contract for a disaster recovery hotsite. This will be followed by the development of a formal disaster recovery plan. We are committed to upgrading and enhancing other aspects of our information systems, including excryption procedures and other security measures, as required.

9.	Our Board of Directors has adopted a comprehensive set of corporate governance documentation, including a revised Board of Directors Charter, a revised Audit Committee Charter, a Code of Business Conduct and Ethics, a Whistleblower and Nonretaliation Policy, and a Disclosure Committee Charter.

10.	We will be assigning a member of our accounting department having knowledge of the relevant disclosure standards the responsibility for monitoring transactions on an ongoing basis to identify any related party transactions. We will also be designating an employee to communicate monthly with related parties.

11.	We will be implementing a procedure to review intercompany accounts on a regular basis to identify appropriate intercompany eliminations.

Finally, as noted above, two of our executive officers, Raoul Witteveen, former President and Chief Operating Officer, and Mitchell Gordon, former Executive Vice President and Chief Financial Officer, separately resigned as officers and as members of the Board of Directors of the Company and its affiliates.

The report of the Audit Committee investigation found that our Chairman and Chief Executive Officer, Mr. Tuchman, did not personally engage in any acts of misconduct or impropriety and recommended no disciplinary action with respect to Mr. Tuchman. The report noted that Mr. Tuchman, as our Chief Executive Officer, bears ultimate responsibility for the adequacy of our internal controls. The report also stated that Mr. Tuchman has helped to bring about new more rigorous controls to address the problems found by the report. Mr. Tuchman has elected to voluntarily return to the Company the entire bonus he received for 2002, in light of the findings regarding the conduct of other executive officers who reported to Mr. Tuchman and the findings regarding the inadequacy of our internal controls. Mr. Tuchman advised our Board of Directors that he took this action to demonstrate his commitment to observing and maintaining the highest standards of corporate governance and ethics at Interpool. Accordingly, in January 2004, Mr. Tuchman voluntarily relinquished his entire 2002 bonus.

Management has discussed its action plan with the Audit Committee and will continue to provide periodic updates on progress made. As of the date of this filing, we are satisfied that actions implemented to date and those in progress will correct the material weaknesses in our internal controls and information systems and that our processes and systems of internal controls will be adequate. We note that, like other companies, management cannot provide absolute assurance that internal control weaknesses will not be identified from time to time in the future or that any such weaknesses would not materially affect our financial results.

We believe that these efforts have addressed the material weaknesses and significant deficiencies that have affected our internal controls for the years ended 2002, 2001 and 2000. We can give no assurances, however, that all material weaknesses and significant deficiencies have been entirely corrected. We continue to look for methods to improve our overall system of control.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2002 pursuant to SEC Rules 13a-15 and 15d-15 under the Exchange Act. Our management, including our Chief Executive Officer and Acting Chief Financial Officer, has concluded that, except for the internal control deficiencies as described herein and taking into account the efforts to address those deficiencies described herein, as of the evaluation date, our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that information we must disclose in reports filed with the SEC is properly recorded, processed, and summarized, and then reported within the time periods specified in the rules and forms of the SEC.

Other than the internal control issues and corresponding corrective actions discussed above, our Chief Executive Officer and Acting Chief Financial Officer have each confirmed that, since the date of the evaluation to the date of the filing of this Annual Report on Form 10-K, there have been no significant changes in the disclosure controls and procedures or in other factors that could significantly affect such controls or procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including our Chief Executive Officer and Acting Chief Financial Officer, do not expect that our disclosure controls and procedures or internal controls will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, within a company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our current directors and executive officers are as follows:

NAME                             AGE         POSITION
Martin Tuchman (a)(c)            63          Chairman of the Board of Directors,  Chief Executive  Officer,  President
                                             and Chief Operating Officer
Arthur L. Burns                  58          General Counsel, Executive Vice President and Director
Richard W. Gross                 58          Executive Vice President and acting Chief Financial Officer
James F. Walsh                   54          Executive Vice President-Finance
Brian Tracey                     54          Senior Vice President and Chief Accounting Officer
William Geoghan                  53          Senior Vice President
Herbert Mertz                    50          Executive Vice President Chief Administrative  Officer,  Chief
                                             Operating Officer of Trac Lease and Interpool Limited
Christopher N. Fermanis          54          Senior Vice President-Law, General Counsel Interpool
                                             Limited and Trac Lease
Ernst Baenziger                  69          Senior Vice President and Director of Interpool Limited
Peter D. Halstead (a)(b)(c)      61          Director
Clifton H.W. Maloney (b)         66          Director
Warren L. Serenbetz (a)          79          Director
Joseph J. Whalen (a)(b)          71          Director

__________

(a) member of Compensation Committee in 2002 and 2003
(b) member of Audit Committee in 2002 and 2003
(c) member of Stock Option Committee in 2002 and 2003

Martin Tuchman has served as our Chairman of the Board of Directors and Chief Executive Officer of Interpool, Inc. since February 1988 and as President and Chief Operating Officer since October 2003. He is also Chairman of the Board of Directors, Chief Executive Officer and a director of Interpool Limited, which he co-founded in 1968. He also has served as a director of Trac Lease since June 1987, President of Trac Lease from June 1987 through January 1994 and currently serves as its Chairman and Chief Executive Officer. Mr. Tuchman is Chairman of the Board of Directors of Princeton International Properties, Inc., a family-owned real estate company, which owns and has interests in properties located in Princeton, New Jersey. Mr. Tuchman was previously a member of the Society of Automotive Engineers as well as the American National Standards Institute. Currently, Mr. Tuchman is a member of the United Nations Business Council, comprised of leading international executives organized to promote understanding and cooperation between business and government. He was formerly a member of the Board of Trustees of the New Jersey Institute of Technology and currently, a member of the NJIT Board of Overseers. He is also a member of the Board of Directors of Stevens Institute of Technology's Web Campus. In 1995, Mr. Tuchman was honored as Entrepreneur Of The Year in an awards program sponsored by Ernst & Young LLP and in 1996 was named Alumnus of the Year by the New Jersey Institute of Technology. Mr. Tuchman is a member of the Board of Trustees of The Parkinson's Alliance and serves on the Board of Directors of the Parkinson's Disease Foundation of Columbia Presbyterian Hospital in New York. As Chairman of The Tuchman Foundation, he works closely with all Parkinsons organizations whose scientists select grants seeking National Institute of Health's (NIH) approval. In 2000, Mr. Tuchman was honored by The Smithsonian Institution for his extensive case study of Interpool for the 2000 Computerworld Smithsonian Collection and Interpool was nominated for the World Smithsonian Award. Interpool's material is now part of the Permanent Research Collection on Information Technology at The Smithsonian's National Museum of American History. Mr. Tuchman is a member of the Yardville National Bancorp's Board of Directors and serves on its Executive Committee. In addition, Mr. Tuchman is Treasurer and serves on the Board of Trustees and the Finance Committee of TASK, the Trenton Area Soup Kitchen. Mr. Tuchman holds a bachelor's degree in mechanical engineering from the New Jersey Institute of Technology (Newark College of Engineering) and a master's degree in business administration from Seton Hall University.

Arthur L. Burns has served as a director since January 1990. He was our General Counsel and Secretary from January 1990 until 1996 and continued to serve as non-employee General Counsel until February 2003. Mr. Burns rejoined the Company as General Counsel and Executive Vice President in October 2003. Mr. Burns was Senior Vice President of Law and Administration of Interpool Limited from 1980 until June 1996. Prior to joining Interpool Limited, Mr. Burns served as Assistant General Counsel to GATX Leasing Corp. between 1975 and 1980, and as an associate attorney at the law firm of Cahill, Gordon & Reindel from 1969 to 1975. Mr. Burns holds a bachelor's degree in economics from Holy Cross College and a law degree from Fordham University School of Law.

Herbert Mertz served as our Director of Information Systems from December 1988 to September 2000. In September 2000, he was appointed Executive Vice President and Chief Administrative Officer, and Chief Operating Officer of Interpool Limited, also serving as Chief Operating Officer of Trac Lease. Prior to joining us, Mr. Mertz was an independent consultant in the computer industry. From 1980 to 1983, Mr. Mertz was President of Princeton Energy Partners, an international franchise company in the field of energy conservation. Mr. Mertz holds a bachelor's degree in engineering from Princeton University. He is an associate member of Sigma Xi, the North American Research Society.

Richard W. Gross has been our Acting Chief Financial Officer since July 2003 and was appointed Executive Vice President in December 2003. Mr. Gross rejoined us in 2002 as Senior Vice President of Finance after most recently serving as Vice President of Finance and Chief Financial Officer of Balboa Capital Corporation from 1998 - 2002. Previously Mr. Gross had been with us for more than twenty years in various senior finance positions, having responsibility for investor and lender relations. Prior to first joining Interpool in 1972, Mr. Gross spent five years with Arthur Andersen in their New York office. Mr. Gross is a certified public accountant and received a Bachelor of Science degree in Accounting from Long Island University.

James F. Walsh was appointed to serve as our Executive Vice President, Finance in December 2003 and will become our Chief Financial Officer effective on or before April 1, 2004. In 1998 Mr. Walsh joined C-S Aviation Services, an aircraft operating lease company, as Senior Vice President and Chief Financial Officer and also served as President from 2000 to 2003. From 1987 to 1993 Mr. Walsh served as Senior Vice President and Chief Financial Officer of Polaris Aircraft Leasing Corporation, a GE Capital company, and, following the incorporation of Polaris into GE Capital Aviation Services (GECAS) in 1993, Mr. Walsh was named Senior Vice President and Chief Financial Officer of GECAS. Prior to joining Polaris, Mr. Walsh held various financial positions during sixteen years with GE Capital and General Electric Company. Mr. Walsh holds a Bachelor of Arts degree in economics from Rutgers College and an MBA degree from the University of Bridgeport.

William Geoghan has served as Senior Vice President of each of Interpool, Interpool Limited and Trac Lease since 1998. Previously, Mr. Geoghan served as Controller of Interpool from 1992 to 1998 and Vice President and Controller of Interpool Limited from 1989 to 1998. Mr. Geoghan joined Interpool Limited in 1981 and served as Assistant Controller for Interpool Limited from 1985 to 1989. Mr. Geoghan is a Certified Public Accountant and holds a bachelor's degree in commerce from Rider University.

Ernst Baenziger has served as an employee of Interpool since 1977, serving as Senior Vice President and as a Director of Interpool Limited since 1991. Mr. Baenziger is responsible for operations in Europe, Far East, Australia and New Zealand. He also serves as Managing Director of Interpool Limited's Basel, Switzerland branch, handling sales and operations, and as Managing Director of CTC Equipment A.G. Mr. Baenziger holds a bachelor's degree in economics and business administration from Handelshochschule, St. Gallen. Mr. Baenziger has informed us that he will be retiring effective March 31, 2004.

Brian Tracey has served as Senior Vice President of Interpool, Inc. since October, 2000 and was appointed Chief Accounting Officer during 2003. Mr. Tracey joined Interpool when Interpool acquired the assets of the North America Intermodal Division of Transamerica Leasing, Inc. Prior to joining Interpool, Mr. Tracey was Senior Vice President of Finance and Business Development at Transamerica where he had held numerous financial positions after joining Transamerica in 1982. From 1970 to 1982, Mr. Tracey worked in the audit practice of Arthur Andersen & Co. Mr. Tracey is a Certified Public Accountant and holds an undergraduate degree from Pace College.

Christopher N. Fermanis has been with the Company since 1981. He holds the positions of Senior Vice President – Law of Interpool, Inc. and General Counsel of Interpool Limited and Trac Lease, Inc. Mr. Fermanis served as General Counsel of the Company between February and October 2003. Prior to joining Interpool, Mr. Fermanis was an associate attorney for six years with the New York law firm of Haight, Gardner, Poor & Havens (now Holland & Knight). He holds a bachelor's degree from Princeton University and a law degree from the University of Michigan Law School.

Peter D. Halstead has served as a member of our Board of Directors since June 1994. Mr. Halstead is a retired Executive Vice President of Summit Bancorp where he worked in various capacities since 1971. He is now the Principal of P.D. Halstead Associates LLC, a firm consulting in corporate administration and finance. Mr. Halstead serves as a Trustee for numerous associations including McCarter Theatre and as Treasurer of the National Kidney Foundation of the Delaware Valley. Mr. Halstead holds a bachelor's degree from Colgate University and a master's degree in business administration from Fairleigh Dickinson University.

Clifton H. W. Maloney has served as a member of our Board of Directors since February 2000. He has been President of C.H.W. Maloney & Co., Incorporated, a private investment firm, since 1981. He was a Vice President in investment banking at Goldman, Sachs & Co. from 1974 to 1981. Mr. Maloney is a Director of Chromium Industries, Inc., and The Wall Street Fund. Mr. Maloney holds a bachelor's degree in Engineering from Princeton University and a master's degree in business administration from Harvard Business School.

Warren L. Serenbetz has served as a member of our Board of Directors since February 1988 and served as Executive Consultant from February 1988 through January 1995. He has also been a Director of Trac Lease since its founding in November 1986. After co-founding Interpool Limited in 1968, Mr. Serenbetz served as Interpool Limited's President and Chief Executive Officer and as a Director until 1975, after which he was Director, Chairman of the Executive Committee and Chief Executive Officer until his retirement in 1986. Mr. Serenbetz rejoined the Board of Directors of Interpool Limited in 1988. Mr. Serenbetz is currently President of Radcliff Group, Inc. He has been active in industry affairs, serving as an officer, director and member of various world trade and shipping associations. Mr. Serenbetz holds a bachelor's degree in engineering from Columbia University and a master's degree in industrial engineering from Columbia University.

Joseph J. Whalen has served as a member of our Board of Directors since April 1996. He originally joined the accounting firm of Arthur Andersen LLP in 1957 and served as an audit partner in Andersen's New York and New Jersey offices for more than ten years prior to his retirement in 1994. Mr. Whalen is a member of the American Institute of Certified Public Accountants and the New Jersey State Society of Certified Public Accountants. Mr. Whalen also serves on the Board of Directors of Griffon Corporation. Mr. Whalen is a Certified Public Accountant in New Jersey and holds a bachelor's degree from St. Peter's College.

Board Compensation

In 2002, each member of the Board of Directors who is not an officer or executive consultant currently received an annual service fee of $10,000 for serving on the Board plus $1,000 and reimbursement of expenses for each Board of Directors' or committee meeting attended. As of January 1, 2003, each member of the Board of Directors who is not an officer or executive consultant receives an annual service fee of $25,000 for serving on the Board plus $2,000 and reimbursement of expenses for each Board of Directors' meeting attended and $1,000 for each committee meeting attended. The chairman of each committee will receive an additional $500 for each attended committee meeting. Additional compensation may be paid for participation in teleconferences and attendance at other meetings.

Board Committees

Effective January 1, 2004, the Board of Directors will have three standing committees: an Audit Committee, a Compensation Committee and a Corporate Governance Committee. The Audit Committee's function is to monitor the integrity of the Company's financial statements and our financial reporting and disclosure practices. The Audit Committee also reviews management's systems of internal control relating to finance and accounting and the application of generally accepted accounting principles. In addition, the Audit Committee reviews the scope of the services of our independent auditors and may recommend the independent auditors for appointment by the Board of Directors subject to stockholder approval. Messrs. Halstead (Chairman), Maloney and Whalen will continue to serve on the Audit Committee.

The Compensation Committee's functions are to review our general compensation strategy, establish salaries, review benefit programs, approve certain employment contracts and administer our stock option plans. The members of the compensation committee for 2004 are Messrs. Whalen (Chairman), Halstead and Maloney.

In addition, our Board of Directors has created a Corporate Governance Committee. The Corporate Governance Committee is responsible for the selection, qualification and compensation of Board members and candidates. This committee also acts as a nominating committee for Board membership and oversees corporate governance matters. The members of the Corporate Governance Committee for 2004 are Messrs. Maloney (Chairman), Halstead, Whalen and Burns.

Our Board of Directors may establish other committees from time to time to facilitate the management of our business and affairs.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information for the calendar years ended December 31, 2002, 2001 and 2000 concerning the annual compensation earned by our chief executive officer and our four other most highly compensated executive officers during 2002:

                                                  Annual Compensation                              Long Term
                                                  -------------------            Other           Compensation
   Name and Principal Position       Year         Salary          Bonus        Compensation    # of Stock Options
   ---------------------------       ----         ------          -----        ------------    ------------------
Martin Tuchman                       2002        $855,170       $843,381         $31,005 (1)          0
Chairman of the Board of             2001         814,447        651,784          62,742 (1)          0
Directors and Chief Executive        2000         775,664      1,221,100          28,990 (1)          0
Officer

Raoul J. Witteveen*                  2002         602,691        843,381          18,998 (1)          0
President, Chief Operating           2001         573,991        651,784          22,542 (1)          0
Officer and Director                 2000         546,658      1,002,650          50,381 (1)          0

Ernst Baenziger                      2002         179,508              0       1,864,288 (2)          0
Sr. Vice President, Interpool        2001         183,901              0         776,045 (2)          0
Limited                              2000         190,074              0       1,306,278 (2)          0

Mitchell I. Gordon**                 2002         250,000              0               0            50,000
Executive Vice President,            2001         240,000              0               0              0
Chief Financial Officer              2000          39,692 (3) 1,650,000(5)       200,000 (4)        50,000

Herbert Mertz                        2002         250,000         50,000               0              0
Chief Administrative Officer,        2001         240,000        150,000           7,046              0
Chief Operating Officer, Trac        2000          74,042 (3)    115,000         243,135 (4)        50,000
Lease, Inc. & Interpool Limited

* Mr. Witteveen resigned as an officer and Director effective October 9, 2003.

** Mr. Gordon resigned as an officer effective July 17, 2003 and as a Director effective October 9, 2003.

(1)    Amounts listed include payments made to or on behalf of the executive for certain company  provided  automobile and related expenses and medical expense reimbursement as provided for in the executive's employment agreement.

(2)    Amounts listed as "Other Compensation" include sales commissions.

(3)    Mr. Gordon and Mr. Mertz became employees in October 2000.

(4)    Amounts listed as "Other  Compensation"  include consulting fees paid prior to the individual becoming an executive officer of Interpool.

(5)    This bonus was earned by Mr.  Gordon in  connection  with the  acquisition  of  Transamerica  Leasing,  Inc.  North
       American  Intermodal  Division and was to be paid in three installments of $550,000 each. Two of the three payments were paid in 2001 with a third and final payment paid in 2003.

For 2002, Mr. Tuchman was awarded a bonus of $843,381, of which $100,000 was paid in cash. The balance of the bonus was in the form of a stock award under our Deferred Bonus Plan. Pursuant to the terms of the Plan, this stock award consisted of a total of 60,407 shares of common stock, which were to vest over a ten-year period, commencing January 2, 2004. As discussed above, the report of the investigation conducted by special counsel to our Audit Committee found that Mr. Tuchman did not personally engage in any acts of misconduct or impropriety. The report noted that Mr. Tuchman, as our Chief Executive Officer, bears ultimate responsibility for the adequacy of our internal controls. The report also stated that Mr. Tuchman has helped to bring about new more rigorous internal controls. Mr. Tuchman has elected to voluntarily return to the Company the entire bonus he received for 2002, in light of the findings regarding the conduct of other executive officers who reported to Mr. Tuchman and the findings regarding the inadequacy of our internal controls. Mr. Tuchman advised our Board of Directors that he took this action to demonstrate his commitment to observing and maintaining the highest standards of corporate governance and ethics at Interpool.

Stock Option Activity During Fiscal Year 2002

On September 5, 2002, options to purchase 50,000 shares of the Company's common stock were granted under the 1993 Stock Option Plan for Executive Officers and Directors to Mitchell I. Gordon, the Company's then current Chief Financial Officer and Executive Vice President. The newly issued options were granted with an exercise price equal to the closing market price of the Company's stock as of the grant date. As granted, the options were to have vested 20% per year beginning January 1, 2003 subject to expiry ten years from the grant date. In accordance with the terms of Mr. Gordon's Separation Agreement, each outstanding stock option became fully vested and immediately exercisable subject only to expiration dates of October 9, 2010 as to the 50,000 granted on October 10, 2000 and September 4, 2012 as to the 50,000 granted on September 5, 2002.

1993 Stock Option Plan

Our 1993 Stock Option Plan for Executive Officers and Directors was adopted by our Board of Directors and approved by the stockholders in March 1993. A total of 6 million shares of common stock have been reserved for issuance under the Stock Option Plan. Options may be granted under the Stock Option Plan to executive officers and Directors of Interpool or a subsidiary (including any executive consultant of Interpool and its subsidiaries), whether or not they are employees. As of December 31, 2002, 4,494,001 options were issued and outstanding, of which 4,344,001 are exercisable. Options under the Stock Option Plan have been granted to 18 persons.

The Stock Option Plan is administered by a committee of the Board of Directors consisting of at least two Directors. The Stock Option Plan does not require that the members of the Stock Option Committee be "disinterested persons" within the meaning of Rule 16b-3, as from time to time amended, under the Securities Exchange Act of 1934. The Stock Option Committee consists of Mr. Tuchman and Mr. Halstead. The Stock Option Committee has the authority, within limitations as set forth in the Stock Option Plan, to establish rules and regulations concerning the Stock Option Plan, and to determine the persons to whom options may be granted, the number of shares of common stock to be covered by each option and the terms and provisions of the option to be granted. The Stock Option Committee has the right to cancel any outstanding options and to issue new options on the terms and upon the conditions as may be consented to by the optionee affected. In addition, the Stock Option Committee has the authority, subject to the terms of the Stock Option Plan, to determine the appropriate adjustments in the terms of each outstanding option in the event of a change in the common stock or our capital structure.

Options granted under the Stock Option Plan may be either incentive stock options ("ISO's") within the meaning of Section 422 of the Code, or non-qualified stock options ("NQSO's"), as the Stock Option Committee may determine. No option intended to qualify as an ISO may be granted to any individual who, at the time of grant, is not an employee of Interpool or a subsidiary. The exercise price of an option will be fixed by the Stock Option Committee on the date of grant, except that (1) the exercise price of an ISO granted to any individual who owns (directly or by attribution) shares of common stock possessing more than 10% of the total combined voting power of all our classes of outstanding stock must be at least equal to 110% of the fair market value of the common stock on the date of grant and (2) the exercise price of an ISO granted to any individual other than a 10% owner must be at least equal to the fair market value of the common stock on the date of the grant. Any options granted must expire within ten years from the date of grant (five years in the case of an ISO granted to a 10% owner). Shares subject to options granted under the Stock Option Plan which expire, terminate or are canceled without having been exercised in full become available again for option grants. No options shall be granted under the Stock Option Plan more than ten years after the adoption of the Stock Option Plan.

Options are exercisable by the holder subject to terms fixed by the Stock Option Committee. No option can be exercised until at least six months after the date of grant. However, an option will be exercisable immediately upon the occurrence of any of the following (but in no event during the six-month period following the date of grant or subsequent to the expiration of the term of an option):

(1)	the holder's retirement on or after attainment of age 65;
(2)	the holder's disability or death; or
(3)	special circumstances or events as the Stock Option Committee determines merits special consideration.

Under the Stock Option Plan, a holder may pay the exercise price in cash, by check, by delivery to us of shares of common stock already owned by the holder, or, with respect to NQSO's and subject to approval by the Stock Option Committee, in shares issuable in connection with the option, or by such other method as the Stock Option Committee may permit from time to time.

Options granted under the Stock Option Plan will be non-transferable and non-assignable; provided, however, that the estate of a deceased holder may exercise any options held by the decedent. If an option holder terminates employment with us and all subsidiaries or service as a director of Interpool or a subsidiary while holding an unexercised option, the option will terminate immediately, but the option holder will have until the end of the tenth business day following his termination of employment or service to exercise the option. However, all options held by an option holder will terminate immediately if the termination is for cause, including but not limited to a result of a violation of the holder's duties. If cessation of employment or service is due to retirement on or after attainment of age 65, disability or death, the option holder or the holder's successor-in-interest, as the case may be, is permitted to exercise any option within three months of retirement or disability or within six months of death.

The Stock Option Plan may be terminated and may be modified or amended by the Stock Option Committee or the Board of Directors at any time; provided, however, that (1) no modification or amendment increasing the aggregate number of shares which may be issued under options, increasing materially the benefits accruing to participants under the Stock Option Plan, or materially modifying the requirements as to eligibility to receive options will be effective without stockholder approval within one year of the adoption of the amendment and (2) no such termination, modification or amendment of the Stock Option Plan will alter or affect the terms of any then outstanding options without the consent of the holders thereof. The Stock Option Committee may cancel or terminate an outstanding option with the consent of the holder and grant an option for the same number of shares to the individual based on the then fair market value of the common stock, which may be higher or lower than the exercise price of the canceled option.

During June and July 2003, former director and consultant John M. Bucher exercised 22,500 options to purchase common stock at an exercise price of $15.58 per share. The options were originally issued in 1997 under our 1993 Stock Option Plan for Executive Officers and Directors.

Directors Plan

Our Non-Qualified Stock Option Plan for Non-Employee, Non-Consultant Directors was adopted by our Board of Directors and approved by the stockholders in March 1993. The Directors' Plan provides for the automatic grant of 15,000 non-qualified options to non-employee, non-consultant directors at the time the director first joins the Board. The Directors' Plan authorizes grants of options up to an aggregate of 150,000 shares of common stock. The exercise price per share is the fair market value of our common stock on the date the person becomes a director. The options granted pursuant to the Directors' Plan may be exercised at the rate of one-third of the shares on the first anniversary of the options' grant date, one-third of the shares on the second anniversary of the options' grant date and one-third of the shares on the third anniversary of the options' grant date, subject to applicable holding periods required under rules of the Securities and Exchange Commission. Options granted pursuant to the Directors' Plan expire ten years from their grant date except that in the event of the death of a director, the option must be exercised within six months of the date of death or, in the event of resignation of a director, the option must be exercised within ten days of the date of resignation. The Directors' Plan is administered by the Stock Option Committee of the Board of Directors. Pursuant to the Directors' Plan, an option to purchase 15,000 shares of common stock was granted to each of Peter D. Halstead in June 1994, Joseph J. Whalen in April 1996 and Clifton H.W. Maloney in February 2000. In addition, our directors may be granted options under the 1993 Stock Option Plan for Executive Officers and Directors as adopted by the Board of Directors and approved by the stockholders in March 1993. On September 16, 1998, pursuant to an option repricing program, 15,000 options held by each of Messrs. Halstead and Whalen were cancelled and replaced with newly issued options with an exercise price equal to the closing market price on September 16, 1998, the grant date, which vested six months from the grant date and expire ten years from the grant date. All other terms and conditions of the newly issued options are the same as those of the cancelled options.

401(k) Plan

We have adopted a deferred savings plan which is intended to qualify under Section 401(k) of the Code. All our employees are eligible to participate in the 401(k) Plan. Each participant may elect to defer the receipt of up to 15% (changed to 60% effective July, 2003) of such participant's compensation on a pre-tax basis and have us contribute the deferred compensation to the 401(k) Plan on the participant's behalf, up to the annual statutory limitation in effect at the time of the contribution. Such salary deferral contributions are 100% vested at all times. Amounts credited to a participant's account are distributed to the participant at the earliest of (1) the termination of his or her employment with us, (2) a requested withdrawal after age 59 1/2 or upon evidence of disability or (3) a requested withdrawal due to financial hardship. The 401(k) Plan administrator may authorize loans from the 401(k) Plan to participants in a manner which is uniform and nondiscriminatory. Under the Code, salary deferral contributions are not taxable to the employee until the amounts are distributed to the employee, and all contributions are tax deductible to us. The 401(k) Plan provides for the making by us of any matching or profit sharing contributions to the 401(k) Plan, in the form of shares of common stock of Interpool.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2002, Mr. Tuchman participated in deliberations of our Board of Directors concerning executive officer compensation. Mr. Tuchman did not participate in discussions regarding his own compensation.

Employment Agreements With Named Executive Officers

We have an employment agreement with Martin Tuchman which currently expires on December 31, 2011, except that on each January 1, the expiration date is automatically extended for an additional year unless we or Mr. Tuchman give written notice of an election not to extend beyond the end of the then current seven-year term. Notice of any election not to extend the expiration date must be delivered not less than six months prior to the next occurring January 1.

As compensation for the services to be rendered under his employment agreement, Mr. Tuchman is currently paid an annual base salary of $942,825. The base salary under the employment agreement increases by a minimum of 5% each year. In addition, Mr. Tuchman is entitled to receive an annual bonus equal to 2% of the amount of any increase in our net income during the year from its net income during the preceding year. Mr. Tuchman may be entitled to receive discretionary additional bonuses as determined by our Compensation Committee. The employment agreement (1) includes a non-competition provision; (2) provides that, in the event of the employee's death, the employee's base salary will continue to be paid to his beneficiary for two additional years and, in the event of termination of the employee without cause, the employee will continue to receive his base salary for the entire remaining term then in effect under the employment agreement; and (3) provides for reimbursement to the employee, for both the employee and his spouse, of all health related costs and expenses that are not advanced or reimbursed to the employee pursuant to our medical and dental insurance plans, which additional reimbursement continues for a period of five years after expiration of the employment agreement. Mr. Tuchman may also be entitled to receive incentive bonuses as determined by our Compensation Committee.

In addition to the compensation (including bonuses) provided for under his employment agreement, Mr. Tuchman also receives bonuses under a bonus plan the Compensation Committee of our Board of Directors adopted effective January 1, 2000, with three measures of incentive bonus performance: (1) increase in stock price; (2) increase in net income; and (3) maintaining an investment grade debt rating. Based upon the plan as adopted, Mr. Tuchman received additional bonuses for 2000, 2001 and 2002, in amounts of $1,221,100, $651,784 and $843,381, respectively. As discussed above, Mr. Tuchman elected to voluntarily relinquish his entire 2002 bonus. This voluntary decision was made by Mr. Tuchman in light of the findings of the Audit Committee investigation regarding the conduct of other executive officers who reported to Mr. Tuchman, as described above under "Controls and Procedures."

Increase in Net Income: To the extent that our net income exceeds that of the highest previous year, a bonus equal to 10% of the increase is to be paid to our Chief Executive Officer. Under this bonus measure, Mr. Tuchman received a bonus of $684,200, representing 10% of the increase in Interpool's 2000 net income over Interpool's 1998 net income (1998 having been the previous "high water mark" of net income). No bonus was paid to Mr. Tuchman in respect to this performance measure for 2001 or 2002.

Investment Grade Rating: Our Chief Operating Officer is entitled to a bonus of $100,000 for each year in which we maintain an investment grade debt rating by either Moody's or Standard and Poor's at year-end. Under this measure, Mr. Tuchman received bonuses of $100,000 for each of 2000, 2001 and 2002.

Increased Stock Price: To the extent our average stock price for a year exceeds the highest average stock price for any prior year, our Chief Executive Officer will receive a bonus in the amount of 1.5% of the increase in the average aggregate market value of our common stock. Because our 2001 average stock price exceeded the previous "high water mark," a bonus in the amount of $551,784 was awarded to Mr. Tuchman for 2001 under this performance measure. Because our 2002 average stock price exceeded the 2001 average stock price, a bonus in the amount of $743,381 was awarded to Mr. Tuchman for 2002 under this performance measure.

We have also entered into an employment agreement with Herbert Mertz, the Chief Administrative Officer of the Company and Chief Operating Officer of Trac Lease and Interpool Limited. Under the terms of the Mr. Mertz's Employment Agreement, Mr. Mertz is paid an annual base salary of $275,000 and may be entitled to receive a discretionary bonus as determined by the Compensation Committee. Mr. Mertz's employment agreement (i) includes a non-competition provision; (ii) provides that, in the event of the employee's death, the employee's base salary will continue to be paid to his beneficiary for the remainder of the term and, (iii) provides for participation in all Interpool medical and dental insurance plans.

We expect to enter into agreements with certain other executive officers in 2004.

Employment Contracts with Former Executives

We entered into an employment agreement with Raoul J. Witteveen, our former President and Chief Operating Officer dated as of January 1, 1992, as amended and restated. As of January 1, 2003, the new expiration date of Mr. Witteveen's Employment Agreement was extended to December 31, 2010. Under the terms of his employment agreement, on each January 1, the expiration date of the employment agreement was automatically extended for an additional year unless we or the employee party to such employment agreement gave written notice of an election not to extend beyond the end of the then current seven-year term. Notice of any such election not to extend the expiration date was required to be delivered not less than six months prior to the next occurring January 1. Mr. Witteveen's Employment Agreement was terminated on October 9, 2003.

As compensation for the services rendered under the employment agreement, for 2003 Mr. Witteveen was paid an annual base salary of $632,835 which would be increased by a minimum of 5% each year the agreement remained in effect. In addition, Mr. Witteveen was entitled to receive an annual bonus equal to 1% of the amount of any increase in our net income during the year from its net income in the preceding year. Mr. Witteveen was entitled to receive discretionary additional bonuses as determined by our Compensation Committee. His employment agreement (i) included a non-competition provision; (ii) provided that, in the event of the his death, Mr. Witteveen's base salary would continue to be paid to his beneficiary for two additional years and, in the event of termination of Mr. Witteveen without cause, he would continue to receive his base salary for the entire remaining term then in effect under the employment agreement; and (iii) provided for reimbursement to Mr. Witteveen, for both Mr. Witteveen and his spouse, of all health related costs and expenses that were not advanced or reimbursed to him pursuant to our medical and dental insurance plans, which additional reimbursement continues for a period of five years after expiration of the employment agreement.

In addition to the compensation (including bonuses) provided for under his employment agreement, Mr. Witteveen also received bonuses under a bonus plan the Compensation Committee of our Board of Directors adopted effective January 1, 2000, with three measures of incentive bonus performance: (1) increase in stock price; (2) increase in net income; and (3) maintaining an investment grade debt rating. Based upon the plan as adopted, Mr. Witteveen received additional bonuses for 2000, 2001 and 2002, as follows:

Increase in Net Income: To the extent that our net income exceeds that of the highest previous year, a bonus equal to 10% of the increase is to be paid to our Chief Operating Officer. Under this bonus measure, Mr. Witteveen received a bonus of $684,200, representing 10% of the increase in Interpool's 2000 net income over Interpool's 1998 net income (1998 having been the previous "high water mark" of net income). No bonus was paid to Mr. Witteveen in respect to this performance measure for 2001 or 2002.

Investment Grade Rating: Our President and Chief Financial Officer is entitled to a bonus of $100,000 for each year in which we maintain an investment grade debt rating by either Moody's or Standard and Poor's at year-end. Under this measure, Mr. Witteveen received bonuses of $100,000 for each of 2000, 2001 and 2002.

Increased Stock Price: To the extent our average stock price for a year exceeds the highest average stock price for any prior year, Mr. Witteveen was entitled to receive a bonus in the amount of 1.5% of the increase in the average aggregate market value of our common stock. Because our 2001 average stock price exceeded the previous "high water mark," a bonus in the amount of $551,784 was awarded to Mr. Witteveen for 2001 under this performance measure. Because our 2002 average stock price exceeded the 2001 average stock price, a bonus in the amount of $743,381 was awarded to Mr. Witteveen for 2002 under this performance measure.

In January 2002, we entered into an employment agreement with Mitchell I. Gordon, our former Chief Financial Officer and Executive Vice President. Under the terms of the Employment Agreement, Mr. Gordon was paid an annual base salary of $250,000 and was entitled to receive performance based and discretionary bonuses as determined by the Compensation Committee. The term of the Employment Agreement was scheduled to expire on December 31, 2003 except that on or before June 30, 2003, we were required to either notify Mr. Gordon of our intention not to renew his Employment Agreement or provide the terms under which we will offer a new agreement. The Employment Agreement (i) included a non-competition provision; (ii) provided that, in the event of the employee's death, the employee's base salary will continue to be paid to his beneficiary for the remainder of the term and; (iii) provided for participation in all Company medical and dental insurance plans. Mr. Gordon's Employment Agreement was terminated on July 17, 2003 in connection with the separation agreement that we entered into with Mr. Gordon.

Separation Agreements

On July 17, 2003, Mitchell I. Gordon, who had been our Executive Vice President and Chief Financial Officer, resigned as an employee and officer of the Company. Pursuant to his resignation, we entered into a separation agreement under which Mr. Gordon received a payment of $200,000 (his accrued bonus for 2003) and an additional payment of $800,000 and over the next four years will receive other payments totaling an additional $3,200,000. In the event of a change of control of the Company these payment obligations would accelerate. In accordance with the terms of the separation agreement, Mr. Gordon will continue to receive certain benefits over the next five years including health, life, disability and accident insurance as well as a car allowance, at the same cost to Mr. Gordon as if Mr. Gordon had continued to be an executive officer of the Company. Mr. Gordon also is provided an office allowance. The cost to us of these continued benefits to the former executive will amount to approximately $107,000. The separation agreement provided for the immediate vesting of Mr. Gordon's stock options. Under the separation agreement, Mr. Gordon agreed to provide certain consulting services to us. In October 2003, Mr. Gordon resigned from his positions as a director of the Company and its affiliates. In connection with Mr. Gordon's separation agreement, Mr. Gordon's prior employment agreement (which would have continued until December 31, 2003) was terminated and each of the Company and Mr. Gordon relinquished certain rights thereunder.

On October 9, 2003, Raoul Witteveen, who had served as our President and Chief Operating Officer, resigned as an employee, officer and director of the Company and its affiliates. At the time of his resignation, we and Mr. Witteveen reached an understanding regarding the severance and other principal terms that would be set forth in a separation agreement to be entered into between us and Mr. Witteveen. Under the terms agreed upon, Mr. Witteveen will receive an amount equal to his full 2003 annual base salary ($632,835) for each year through October 9, 2005 as well as health, life, disability and accident insurance and reimbursements through the same date. Mr. Witteveen will also be provided with an office allowance, an allowance for an executive assistant, and an automobile allowance, in each case through October 9, 2004. The cost to us of these continued benefits to the former executive will amount to approximately $211,000. It was also agreed that Mr. Witteveen's outstanding stock options, all of which were fully vested as of the date of his resignation, will be exercisable until October 9, 2005, and that Mr. Witteveen's future sale of common stock will be subject to certain volume restrictions and a right of first refusal on the part of Interpool and its affiliates. As part of the separation agreement, Mr. Witteveen will agree not to engage in a competing business, either directly or indirectly, for a period of two years from his resignation date. In connection with Mr. Witteveen's separation agreement, Mr. Witteveen's prior employment agreement (which would have continued until 2010) is terminated and Mr. Witteveen relinquishes his rights thereunder. A definitive separation agreement incorporating these terms has been prepared but to date has not yet been executed by us or by Mr. Witteveen.

Deferred Bonus Plan

In November 2002, our Board of Directors approved a Deferred Bonus Plan under which employees of Interpool and our affiliates who receive discretionary year-end bonuses of greater than $50,000 would receive such bonuses partly in cash and partly in the form of an award of Interpool common stock. Bonus stock awards under this plan would vest in equal installments over a five-year period, unless the recipient elected to have the award vest over a ten-year period or the Board of Directors specified another period. The unvested portion of any bonus stock award will vest immediately if a change in control of Interpool occurs, if the employee is terminated without cause, if the employee resigns for a good reason, if the employee dies or becomes permanently disabled, or in any other circumstance deemed appropriate by the Board of Directors. If a recipient resigns voluntarily without a good reason or is terminated for cause, the employee would forfeit any unvested portion of any bonus stock award. The number of shares covered by any bonus stock award would be determined based upon a 10% discount from the market price of Interpool common stock at year-end, except that the discount will be 30% for any bonus stock awards that vest over ten years. Under the Plan, each employee granted a bonus stock award will have the right to require us to purchase from the employee a total number of shares equal to the number covered by the bonus stock award.

On January 2, 2003, 139,067 shares were awarded to 12 employees, 4,641 of which vest over a five year period, 74,019 vest over a ten year period and 60,407 have lapsed. Additional shares were awarded on January 2, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of December 1, 2003 by certain beneficial owners, each of the Company's directors and executive officers and all executive officers and directors as a group.

                                                                                      Options
                                                                                    Exercisable
                                                                       Number of       Within       Percentage
Name of Beneficial Owner                                               Shares (1)(12) 60 Days      Of Class (1)
------------------------                                               -------------- -------      ------------
Officers and Directors:
Martin Tuchman (2)(3)............................................      9,519,110    2,280,000         31.86%
Arthur L. Burns  ................................................        210,408       96,563          *
Peter D. Halstead ...............................................         67,500       60,000          *
Clifton H. W. Maloney............................................         15,000       15,000          *
Warren L. Serenbetz (2)(4)(5)(6).................................      1,601,127      668,438          5.66%
Joseph J. Whalen.................................................         37,500       37,500          *
William A. Geoghan...............................................          9,300        7,500          *
Herbert Mertz....................................................          9,250        7,500          *
Richard W. Gross.................................................          2,000            0          *
Ernst Baenziger..................................................            250            0          *
Brian Tracey.....................................................              0            0          *
James F. Walsh...................................................              0            0          *
Christopher N. Fermanis..........................................              0            0          *
Executive officers and directors as a
group (thirteen persons) ........................................     11,471,445    3,172,501         37.28%
Other Stockholders:
Hickory Enterprises, L.P. (8)(9).................................      4,856,911            0         17.60%
165 Signal Hill North
Wilton, CT 06897
Raoul J. Witteveen (7)...........................................      4,712,429    1,140,000         16.40%
Surinamesttaat 37
2585 CH The Hague
The Netherlands
Warren L. Serenbetz, Jr.(6)(10)..................................        292,646            0          1.06%
165 Signal Hill North
Wilton, Connecticut 06897
Paul H. Serenbetz (6)(10)........................................        292,646            0          1.06%
12 Howard Avenue
New Haven, CT 06519
Stuart W. Serenbetz (6)(10)......................................        292,646            0          1.06%
Stonebridge Development Corp.
6 Hickory Drive
Stamford, CT 06902
Clay R. Serenbetz (6)(10)........................................        292,646            0          1.06%
6 Bay Road
New Market, NH 03857
The Chartres Limited Partnership (11)............................         90,000            0          *
c/o Interpool, Inc.
633 Third Avenue
New York, NY 10017
Other Stockholders as a group....................................     10,829,924    1,140,000         37.68%

*Less than 1%

     (1)  Includes shares subject to options which are exercisable within 60 days. In the event that all said options were exercised, the total outstanding number of the shares of the Company's common stock would be 32,014,953. The percentage of class is calculated on the basis of an assumption that only the named individual exercised all of his options. Does not include the following options not exercisable within
          60 days: Herbert Mertz; 50,000 shares. Does not include shares awarded in connection with the Deferred Bonus Plan which were issued on
          January 2, 2003 with an initial vesting date of January 2, 2004.
     (2)  The business address of Mr. Tuchman is 211 College Road East,
          Princeton, New Jersey 08540 and the business address for Mr. Serenbetz is 695 West Street, Harrison, New York 10528.
     (3)  Includes 6,731,686 shares directly held by Mr. Tuchman; 202,422 shares held by an exchange fund as to which Mr. Tuchman retains certain voting rights; 8,668 shares held by a pension plan f/b/o Mr. Tuchman;
          96,619 shares held by a revocable grantor trust of which Mr. Tuchman is the grantor and trustee and Mr. Tuchman's brother is the beneficiary; 7,000 shares held by the Tuchman Foundation; 5,797 shares representing Mr. Tuchman's 51.3% interest in shares held by Kingstone
          Capital Group, LLC, a New Jersey limited liability company; 1,500 shares held by a pension plan f/b/o Mr. Tuchman's wife; 182,381 shares held by Princeton International Properties, Inc., a New Jersey
          corporation owned by Mr. Tuchman and his wife; and 3,037 shares held by Mr. Tuchman's wife.
     (4)  Includes 182,381 shares held by the Radcliff Group, Inc.
     (5)  The Warren L. Serenbetz Revocable Trust, of which Warren L. Serenbetz is the trustee, is the record owner of these shares of the Company's common stock. The beneficiaries of the Warren L. Serenbetz Revocable
          Trust are members of the immediate family of Warren L. Serenbetz.
     (6)  Does not include Mr. Serenbetz's interest in shares held by Hickory described in footnote (8) below.
     (7)  Includes 3,467,730 shares directly held by Mr. Witteveen; 101,210 shares held by an exchange fund as to which Mr. Witteveen retains certain voting rights; 1,500 shares of which Mr. Witteveen's wife is the record owner; and 1,989 shares representing Mr. Witteveen's interest in shares held by Kingstone Capital Group, LLC, a New Jersey limited liability company.
     (8)  In 1994, Hickory Enterprises, L.P., a Delaware limited partnership
          ("Hickory") was formed. Warren L. Serenbetz contributed shares of the
          Company's common stock in exchange for a limited partnership interest in Hickory. Each of Warren L. Serenbetz, Jr., Stuart W. Serenbetz,
          Paul H. Serenbetz and Clay R. Serenbetz contributed shares of the
          Company's common stock in exchange for a general partnership and limited partnership interest in Hickory. Each of the four general partners in Hickory has one vote in matters before Hickory. Warren L.
          Serenbetz, as solely a limited partner, does not have any voting rights or rights to participate in the management or operations of
          Hickory.
     (9)  Includes 319,422 shares held by exchange funds as to which Hickory
          Enterprises retains certain voting rights.
     (10) Each of Warren L. Serenbetz, Jr., Paul H. Serenbetz, Stuart W.
          Serenbetz and Clay R. Serenbetz is a son of Warren L. Serenbetz. None
          of Mr. Serenbetz's sons are minors.
     (11) On February 1, 1995, Arthur L. Burns entered into an Agreement of
          Limited Partnership pursuant to which Mr. Burns contributed 90,000 shares of restricted common stock to The Chartres Limited Partnership
          ("Chartres"), in exchange for a 98% limited partnership interest in
          Chartres. Each of Meredith K. Burns and Kristin M. Reynolds, daughters of Arthur L. Burns, are the other limited partners and the general partners of Chartres. Limited partners do not have any voting rights or rights to participate in the management or operation of Chartres.
     (12) Does not include shares which could be issued upon conversion in connection with holdings of the Company's 9.25% Convertible Redeemable
          Subordinated Debentures with a conversion price of $25.00 per share.
          Conversion of the holdings of the Debentures would result in a share issuance as follows: Martin Tuchman 80,000 shares; Warren Serenbetz and related entities and family members 106,906 shares; Arthur Burns
          9,600 shares; Peter Halstead 1,000 shares; Joseph Whalen 8,000 shares;
          Clifton Maloney 2,000 shares; Richard Gross 8,000; and Herb Mertz
          2,400.

Beneficial Ownership Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors to file certain reports of ownership and reports of changes of ownership of our equity securities with the Securities and Exchange Commission. Executive officers and directors are required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that, during 2002 Messrs. Tuchman, Witteveen, Serenbetz, Halstead, Maloney and Whalen inadvertently failed to file Form 4 in connection with purchases of our 9.25% Convertible Redeemable Subordinated Debentures.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Expired Stockholders' Agreement

Martin Tuchman, Raoul J. Witteveen, Arthur L. Burns, Hickory Enterprises L.P., Warren L. Serenbetz Revocable Trust, Warren L. Serenbetz, Jr., Stuart W. Serenbetz, Paul H. Serenbetz, Clay R. Serenbetz, and Chartres Limited Partnership collectively own, directly or indirectly, approximately 70.2% of our common stock and were parties to an Amended and Restated Stockholders' Agreement dated May 3, 1993 which expired by its terms in May 2003. Under the Amended and Restated Stockholders' Agreement, the parties agreed not to sell or transfer any shares of common stock beneficially owned by them to any person without first offering the shares under specific terms and conditions to the other parties to the Stockholders' Agreement. Specifically, the shares were to have first been offered at a per share price equal to the price offered by any third party making a bona fide offer to buy the shares for cash, cash equivalents or marketable securities (or if no such bona fide offer had been received, at a price equal to the average closing price of a share of common stock on the New York Stock Exchange over a period of twenty prior trading days) and if such election to purchase the shares was not made the shares were then offered to the other parties to the Stockholders' Agreement for purchase by them at the same per share price described above. Notwithstanding the foregoing, the parties to the Stockholders' Agreement were permitted to transfer shares of common stock to one or more of certain members of their immediate families (or trusts for the benefit of such family members) so long as each transferee agreed to be bound by the terms of the Stockholders' Agreement. The Stockholders' Agreement further provided that if Interpool (which is not a party to the Stockholders' Agreement) elected to purchase any shares offered to it by a party to the Stockholders' Agreement and the shares offered represented greater than 10% of the shares held by the offeror, we had the right to pay the purchase price of the shares by delivery of a promissory note, payable in equal monthly installments (with interest at the prime rate) over the following year. Pursuant to the Stockholders' Agreement, each of the parties thereto had agreed to vote for the re-election of Messrs. Tuchman, Serenbetz, Witteveen and Burns as our directors. The parties to the Stockholders' Agreement acknowledged shared voting power but at all times disclaimed the existence of a group or beneficial ownership of shares owned by other parties to the Stockholders' Agreement. The Stockholders' Agreement expired on May 4, 2003 and has not been extended by the parties.

The Ivy Group Transactions

The Ivy Group, a New Jersey general partnership composed directly or indirectly of Mr. Tuchman, Radcliff Group, Inc., Raoul J. Witteveen, Thomas P. Birnie and Graham K. Owen, has previously leased chassis to Trac Lease. As of December 31, 2000, pursuant to various equipment lease agreements, Trac Lease leased 6,047 chassis from The Ivy Group and its principals for an aggregate annual lease payment of approximately $2.9 million. On January 1, 2001, the various leases for the 6,047 units were combined into a single lease pursuant to which The Ivy Group and its principals were paid an aggregate lease payment of approximately $2.6 million through June 30, 2001.

Effective as of July 1, 2001, we restructured our relationship with The Ivy Group and its principals to provide us with managerial control over these 6,047 chassis. As a result of the restructuring, the partners of The Ivy Group contributed these 6,047 chassis and certain other assets and liabilities to our newly formed subsidiary, Chassis Holdings I LLC, in exchange for $26.0 million face value of preferred membership units and 10% of the common membership units, and Trac Lease contributed 902 chassis and $2,000 in cash to Chassis Holdings in exchange for $3.0 million face value of preferred membership units and 90% of the common membership units. The preferred membership units are entitled to receive a preferred return prior to the receipt of any distributions by the holders of the common membership units. The value of the contributed chassis was determined by taking the arithmetic average of the results of independent appraisals performed by three nationally recognized appraisal firms that were engaged by us in connection with our establishment of a chassis securitization facility in July 2000. As the managing member of Chassis Holdings, Trac Lease exercises sole managerial control over the entity's operations. Chassis Holdings leases all of its chassis to Trac Lease at a rental rate equal to the then current Trac Lease fleet average per diem. Chassis Holdings and the holders of the preferred membership units are party to a Put/Call Agreement which provides that the holders of preferred units may put such units to Chassis Holdings under certain circumstances and Chassis Holdings has the right to redeem such units under certain circumstances. Chassis Holdings will be required to make certain option payments to the holders of the preferred membership units in order to preserve its right to redeem such units. Dividends paid on the common units and distributions on the preferred units owned by The Ivy Group, totaling $3.1 million and $1.7 million for 2002 and 2001, respectively, are included in minority interest (income)/expense, net, in the accompanying consolidated statement of income.

Trac Lease previously leased an additional 983 chassis from The Ivy Group under a lease with buyout provisions expiring in 2000. In 2000 Trac Lease paid The Ivy Group lease payments of $252,000 under this agreement. Trac Lease exercised its buyout right under the lease during 2000 and purchased the chassis for $2,212,000.

During 1992 through 1996, The Ivy Group borrowed $13.4 million from us. The loan bore interest at LIBOR plus 1.75% repayable on an interest only basis, subject to maintenance of fixed loan to collateral value ratios, and will mature in 2013. In connection with this loan, The Ivy Group executed a Chattel Mortgage Security Agreement and Assignment under which we were granted a security interest in 4,364 chassis owned by The Ivy Group and we were granted an assignment of all rights to receive rental payments and proceeds related to the lease of these chassis. This Ivy Group collateral was contributed, subject to this debt to us of $13.4 million, to Chassis Holdings as part of our July 1, 2001 restructuring with The Ivy Group.

The members of the Board of Directors have unanimously determined that the terms of all arrangements between The Ivy Group and Trac Lease, including the formation of Chassis Holdings, are beneficial and fair to Interpool.

The Ivy Group has entered into an agreement with us pursuant to which it has agreed not to engage in any business activities that are competitive with the business activities of Interpool or its subsidiaries without our prior written consent.

The Ivy Group Guarantee of PCR Line of Credit

In connection with the sale of PCR in December 2001, Martin Tuchman and Raoul Witteveen agreed in March 2002 to guarantee a pre-existing line of credit between PCR and Yardville National Bank in the amount of $3,000,000 and the Company was released from a guarantee it had previously executed. This guarantee was subsequently paid off through advances made to PCR by The Ivy Group. PCR's line of credit with Yardville National Bank was reduced to $1,666,000 in March 2002 and later increased to $2,000,000 in September 2002. Advances amounting to $1,983,134 and $698,000 in 2002 and 2003, respectively, were made to PCR by The Ivy Group to pay off borrowings under the line of credit and to provide working capital. The Ivy Group is a partnership controlled by certain current and former officers and directors of the Company. The advances made by The Ivy Group to PCR are considered capital contributions to the Company and payments by the Company to PCR. The payments to PCR have been determined to be uncollectible and have been expensed by the Company and included in other (income)/expense, net. Payments made in 2002 amounting to $1,983,134 have been included in additional paid in capital. The remaining payments made in 2003 of $698,000 have been included in accounts payable and accrued expenses and will be reclassified to additional paid in capital in the period when the payments were made.

Eurochassis L.P. Transactions

Eurochassis L.P., a New Jersey limited partnership in which Raoul J. Witteveen is one of the limited partners and the general partner, leases 100 chassis to Trac Lease for an annual lease payment of approximately $91,000. The annual lease term renews automatically unless canceled by either party prior to the first day of the renewal period. The members of the Board of Directors have unanimously determined that the terms of all arrangements between Eurochassis L.P. and Trac Lease are beneficial and fair to the Company.

Radcliff Consultation Services Agreement

We entered into a Consultation Services Agreement with Radcliff Group, Inc. dated as of January 1, 1992, as amended and restated in February 1993, pursuant to which Radcliff Group appointed Warren L. Serenbetz, a stockholder and Director of Interpool, as Executive Consultant. The Consultation Services Agreement was terminated as of January 1, 1995. In accordance with the terms of the Consultation Services Agreement, following such termination Radcliff Group remained entitled to receive its full annual consultation services fee in the amount of $492,000 through December 31, 2002 and reimbursement to both the designated Executive Consultant and his spouse of all health related costs and expenses that were not advanced or reimbursed to the Executive Consultant pursuant to our medical and dental insurance plans through December 2007.

Atlas Consulting Agreement

In February 1998, we entered into a non-exclusive Consulting Agreement with Atlas Capital Partners, LLC pursuant to which Mitchell I. Gordon, a Director of Interpool from 1998 to 2003 and Chief Financial Officer and Executive Vice President from October 2000 to July 2003, provided investment banking consultation services to us. Under the terms of the Consulting Agreement, Atlas was to have been paid $240,000 (plus reimbursement of reasonable expenses), additional compensation of $560,000 and a twenty percent carried interest in investments made with funds provided by Interpool. In addition, Atlas was contractually entitled to an annual bonus in an amount that is usual and customary in the investment banking business for investment opportunities actually completed by us subject to set-off of the $560,000 additional compensation. In 2000, other compensation in the amount of $1,650,000, to be paid over three years, was earned by Atlas in connection with the acquisition by us of the North American Intermodal Division of Transamerica. As of October 2000, Mr. Gordon was named our Chief Financial Officer and Executive Vice President and the Consulting Agreement was terminated. Mr. Gordon resigned as an officer in July 2003 and a director in October 2003.

Executive Office Lease

During 2001, we leased approximately 28,500 square feet of commercial space for our executive offices in Princeton, New Jersey from 211 College Road Associates, a New Jersey general partnership. Martin Tuchman, a Director and the Chief Executive Officer and Warren L. Serenbetz, a Director of the Company, hold a direct or indirect equity interest of 89.73% in 211 College Road Associates. The 2001 annual base rental for this property was approximately $557,000 under a triple net lease expiring in 2010. In the opinion of our management, rent paid under this lease does not exceed rent that we would have paid in an arms' length transaction with an unrelated third party.

On January 28, 2002, we executed a Purchase and Sale Agreement, pursuant to which, on May 1, 2002, we purchased the office building in Princeton which houses our executive offices from 211 College Road Associates. The fair market value purchase price of the approximately 39,000 square feet building was $6,250,000, based upon a determination of the fair market value of the property by an independent property appraisal firm. The purchase price and other terms of the purchase were approved unanimously by our Board of Directors.

Bank Loans

In April 2003 and August 2003 we borrowed $16,000,000 and $7,000,000, respectively, from Yardville National Bank, a subsidiary of an entity in which Martin Tuchman owns approximately five percent of the common stock and serves on the Executive Committee. The term of the $16,000,000 loan is three years. Thirty four fixed monthly principal payments of $250,000 commencing May 25, 2003 are due with a final principal payment of $7,500,000 due on March 25, 2006. Interest, at an initial rate of 4.25%, is adjusted monthly based on the prime rate as published in the Wall Street Journal subject to a 4% minimum and 5% maximum per annum rate.

The term of the $7,000,000 loan is five years. Fifty nine fixed monthly principal payments of $75,000 commencing September 7, 2003 are due with a final principal payment of $2,575,000 due on August 7, 2008. Interest, at an initial rate of 4% is adjusted monthly based on the prime rate as published in the Wall Street Journal subject to a 4% minimum and 6% maximum per annum rate.

In September 2000, Yardville National Bank provided a revolving line of credit to the Company. The line of credit was initially $9,750,000 and was secured by equipment and the related leases. The interest rate was Yardville National Bank's base interest rate minus .5%. The Company utilized a portion of this facility from inception through April 2002 when the loan balance was paid and the facility ended.

In connection with our borrowings from Yardville National Bank, our Board of Directors unanimously determined that the interest rate and other terms of such borrowings were at least as favorable to us as could have been obtained in an arms'-length transaction with an unrelated third party.

In addition to our borrowings from Yardville National Bank, beginning in May 2000 Yardville National Bank provided a revolving line of credit to our subsidiary PCR. The line of credit was initially $2,500,000 and was increased to $5,000,000 in July 2000 (upon termination of a similar line of credit provided to our subsidiary Microtech). The interest rate was Yardville National Bank's base interest rate minus .5%. Advances under this line of credit were secured by a first lien on PCR's business assets. In connection with our sale of our interest in PCR in December 2001, Yardville National Bank released its security interest in PCR's assets and reduced the amount of the line to $3,000,000. At the same time, we provided a guarantee of this line of credit on PCR's behalf. In March 2002, the amount of the credit line was further reduced to approximately $1,650,000, the balance then outstanding, and, at our request, Yardville National Bank terminated our guarantee and accepted in lieu thereof a guarantee from certain of our officers and directors. The PCR line of credit was renewed and increased to $2,000,000 in September 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The total amount of fees billed by our independent auditors KPMG LLP for professional services performed in connection with the audits of our 2002 consolidated financial statements and restated 2001 and 2000 consolidated financial statements was approximately $5,200,000. Services provided by KPMG LLP include reviews of interim financial information included in our Quarterly Reports on Form 10-Q during 2002. In addition, $209,500 was billed by Arthur Andersen LLP during 2002. Such billings were for services performed by Arthur Andersen LLP related to the audit of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001 and for a review of interim financial information included in our March 31, 2002 Quarterly Report on Form 10-Q.

Audit Related Fees

The total amount of fees billed by our independent auditors during the year ended December 31, 2002 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not included in the preceding paragraph was approximately $175,500, which included approximately $50,000 by KPMG LLP and approximately $125,500 by Arthur Andersen LLP. The services provided by KPMG LLP primarily consisted of the performance of procedures in connection with the Company's 2002 registration statement and the issuance of agreed upon procedures reports in connection with securitization transactions. The services provided by Arthur Andersen LLP primarily consisted of the issuance of agreed upon procedures reports in connection with securitization transactions.

Tax Fees

The total amount of fees billed by our independent auditors KPMG LLP during the year ended December 31, 2002 for services rendered relating to tax compliance, tax advice and tax planning was approximately $25,000 by KPMG. The services provided by KPMG LLP primarily related to consultation on tax planning matters.

All Other Fees

There were no fees billed by our independent auditors during the year ended December 31, 2002 for products and services, other than the services referred to in the preceding paragraphs.

In accordance with policies adopted by our Audit Committee, all non-audit related services to be performed by our independent public accountants must be approved in advance by our Audit Committee or by the chairman of our Audit Committee. However, no pre-approval is required with respect to the provision of a non-audit service if (i) the aggregate amount of all non-audit services constitutes not more than 5% of the total amount of revenues we have provided to the auditors during the fiscal year in which the non-audit services are provided; (ii) we did not recognize such services at the time of the engagement to be non-audit services; and (iii) such services are promptly brought to the attention of our Audit Committee and approved prior to the completion of the audit by our Audit Committee or the chairman of our Audit Committee.

All fees described above under Audit-Related Fees, Tax Fees and All Other Fees were approved by our Audit Committee or by the chairman of our Audit Committee.

We did not pay non-audit fees in excess of 50% of the total of all Accountant Fees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

INTERPOOL, INC.

Report of Independent Public Accountants
Consolidated Balance Sheets--At December 31, 2002 and 2001 (restated)
Consolidated Statements of Income for the Years Ended December 31, 2002, 2001
(restated) and 2000 (restated)
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
December 31, 2002, 2001 (restated) and 2000 (restated)
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 (restated) and 2000 (restated)
Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

Schedule II-- Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable regulations of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) EXHIBITS

3.1	—	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

3.2	—	Form of Restated Bylaws of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

4.1	—	Form of Certificate representing the Common Stock (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

4.2	—	Form of Indenture between Interpool, Inc. and The Bank of New York, as trustee, relating to the 9.25% Convertible Redeemable Subordinated Debentures (incorporated herein by reference is the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

4.3	—	Form of First Supplemental Indenture between Interpool, Inc. and The Bank of New York, as trustee, relating to the 9.25% Convertible Redeemable Subordinated Debentures (incorporated herein by reference is the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

4.4	—	Form of Subscription Rights Agreement (incorporated herein by reference is the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

4.5	—	Form of Subscription Documentation for Standby Purchasers (incorporated herein by reference is the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

4.6	—	Indenture between Interpool, Inc. and United States Trust Company of New York, as Trustee, related to the 7.35% Notes dated July 29, 1997 (incorporated herein by reference to the Company's Current Report on Form 8-K, dated July 29, 1997).

4.7	—	Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, related to the 7.20% Notes, dated August 5, 1997 (incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-38705)).

4.8	—	Indenture between the Company and IBJ Schroeder Bank & Trust Company, as Trustee, related to the Junior Subordinated Debt Securities dated January 27, 1997 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1996).

4.9	—	First Supplemental Indenture between Interpool, Inc. and IBJ Schroeder Bank & Trust Company, as Trustee, related to the 9-7/8% Series A and Series B Junior Subordinated Deferrable Interest Debentures dated January 27, 1997 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1996).

10.1	—	Purchase Agreement dated as of January 30, 1993 by and between Sequa Capital Corp. and the Company, as amended as of March 5, 1993 (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.2	—	Restructuring Agreement as of August 5, 1992 among the Company, Trac Lease, Radcliff Group, Interpool Limited, Sequa Capital Corp., Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Paul H. Serenbetz, Stuart W. Serenbetz and Clay R. Serenbetz (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.3	—	Employment Agreement dated as of January 1, 1992 by and between Martin Tuchman and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.4	—	Employment Agreement dated as of October 1, 2003 by and between Herbert Mertz and the Company.

10.5	—	Consultation Services Agreement dated as of January 1, 1992 by and between Radcliff Group and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.6	—	Stock Option Plan for Executive Officers and Directors (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.7	—	Stockholders' Agreement dated as of May 4, 1993, among the Company and Messrs. Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Clay R. Serenbetz, Paul H. Serenbetz, Stuart W. Serenbetz and Arthur L. Burns and the Serenbetz Trust (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.8	—	Non-Compete Agreement dated as of May 4, 1993, by and between The Ivy Group and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-71538)).

10.9	—	Lease Agreements by and between 211 College Road Associates and Interpool Limited and 211 College Road Associates and Microtech Leasing (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.10	—	Lease Agreement dated December 30, 1986 between Princeton Intermodal Equipment Trust I and Trac Lease (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.11	—	Lease Agreements between The Ivy Group and Trac Lease (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.12	—	Amendment No. 1, dated August 10, 1992, to Secured Promissory Note and Chattel Mortgage, Security Agreement and Assignment by and between The Ivy Group and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.13	—	Chassis Lease Agreement dated as of August 15, 1992 by and between Eurochassis L.P. and Trac Lease (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.14	—	Transfer and Subscription Agreement among Radcliff Group, Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Clay R. Serenbetz, Paul H. Serenbetz, Stuart W. Serenbetz, the Serenbetz Trust and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.15	—	Exchange and Subscription Agreement by and between the Company and Arthur L. Burns (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.16	—	Demand promissory notes of the Company payable to Martin Tuchman, Warren L. Serenbetz and Princeton International Properties (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.17	—	Indemnity Agreement between the Company and other directors (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.18	—	Agreement between the Company and Arthur L. Burns regarding certain litigation (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.19	—	Indenture between Interpool, Inc. and United States Trust Company of New York, as Trustee, related to the 7.35% Notes dated July 29, 1997 (incorporated herein by reference to the Company's Current Report on Form 8-K, dated July 29, 1997).

10.20	—	Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, related to the 7.20% Notes, dated August 5, 1997 (incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-38705)).

10.21	—	Indenture between the Company and IBJ Schroeder Bank & Trust Company, as Trustee, related to the Junior Subordinated Debt Securities dated January 27, 1997 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1996).

10.22	—	First Supplemental Indenture between Interpool, Inc. and IBJ Schroeder Bank & Trust Company, as Trustee, related to the 9-7/8% Series A and Series B Junior Subordinated Deferrable Interest Debentures dated January 27, 1997 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1996).

10.23	—	Series A Capital Securities Guarantee Agreement dated January 27, 1997 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1996).

10.24	—	Agreement of Merger dated March 15, 1996 among Trac Lease, Inc., Trac Lease Merger Corp. and the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1995).

10.25	—	Letter Agreement between The Ivy Group and the Company (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1995).

10.26	—	Chassis Lease Agreement dated January 1, 1998 between The Ivy Group and Trac Lease, Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2000).

10.27	—	Consulting Agreement between Interpool, Inc. and Atlas Capital Partners dated February 28, 1998 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for period ended June 30, 1998).

10.28	—	Asset Purchase Agreement, dated as of July 27, 2000 by and between the Company and Transamerica Leasing, Inc. (incorporated herein by reference to the Company's Form 8-K filed on November 3, 2000).

10.29	—	Amendment No. 1 to the Asset Purchase Agreement dated October 24, 2000 by and between the Company and Transamerica Leasing, Inc. (incorporated herein by reference to the Company's Form 8-K filed on November 3, 2000).

10.30	—	Chassis Lease Agreement dated January 1, 2001 between The Ivy Group and Trac Lease, Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2000).

10.31	—	Asset Purchase Agreement, dated as of January 26, 2001, by and between Interpool, Inc. and Transport International Pool, Inc. (incorporated herein by reference to the Company's Form 8-K filed on April 3, 2001).

10.32	—	Amendment No. 1 to the Asset Purchase Agreement, dated as of March 30, 2001, by and between Interpool, Inc. and Transport International Pool, Inc. (incorporated herein by reference to the Company's Form 8-K filed on April 3, 2001).

10.33	—	Chassis Holdings I LLC Operating Agreement dated as of July 1, 2001 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2001).

10.34	—	Chassis Holdings I LLC Put/Call Agreement dated as of July 1, 2001 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2001).

10.35	—	Sale and Purchase Agreement between 211 College Road Associates and the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2001).

10.36	—	Third Amended and Restated Senior Loan and Security Agreement dated as of December 17, 1997 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with CoreStates Bank, N.A., as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed Herein, as Lenders (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

10.37	—	First Amendment to Third Amended and Restated Senior Loan and Security Agreement dated as of November 17, 1998 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with First Union National Bank (Successor to CoreStates Bank, N.A.), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed Herein, as Lenders (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

10.38	—	Second Amendment to Third Amended and Restated Senior Loan and Security Agreement dated as of May 26, 2000 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with First Union National Bank (Successor to CoreStates Bank, N.A.), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed Herein, as Lenders (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

10.39	—	Third Amendment to Third Amended and Restated Senior Loan and Security Agreement dated as of July 20, 2000 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with First Union National Bank (Successor to CoreStates Bank, N.A.), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed Herein, as Lenders (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

10.40	—	Fourth Amendment to Third Amended and Restated Senior Loan and Security Agreement dated as of October 6 2000 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with First Union National Bank (Successor to CoreStates Bank, N.A.), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed Herein, as Lenders (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

10.41	—	Fifth Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of August 23, 2002 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders.

10.42	—	Sixth Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of March 31, 2002 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders.

10.43	—	Seventh Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of May 30, 2003 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders.

10.44	—	Eighth Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of July 31, 2003 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders.

10.45	—	Ninth Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of October 31, 2003 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders.

10.46	—	Tenth Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of January 8, 2004 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders.

10.47	—	Separation Agreement between Mitchell I. Gordon and Interpool, Inc. dated as of July 15, 2003 (incorporated by reference to the Company's Form 8-K Filed on August 5, 2003).

14.1	—	Code of Ethics.

18.1	—	Letter from KPMG LLP re change in Accounting Principles.

21.1	—	Subsidiaries of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-71538)).

31.1	—	Certification of Martin Tuchman.

31.2	—	Certification of Richard W. Gross.

32.1	—	Certification of Martin Tuchman.

32.2	—	Certification of Richard W. Gross.

99.1	—	Press Release dated February 11, 2003.

99.2	—	Press Release dated March 6, 2003 (incorporated by reference to the Company's Form 8-K filed on March 14, 2003).

99.3	—	Press Release dated March 11, 2003.

99.4	—	Press Release dated March 20, 2003.

99.5	—	Press Release dated May 1, 2003.

99.6	—	Press Release dated May 14, 2003.

99.7	—	Press Release dated June 19, 2003.

99.8	—	Press Release dated July 18, 2003 (incorporated by reference to the Company's Form 8-K filed on July 18, 2003).

99.9	—	Press Release dated July 18, 2003 (incorporated by reference to the Company's Form 8-K filed July 18, 2003).

99.10	—	Press Release dated September 18, 2003.

99.11	—	Press Release dated October 10, 2003 (incorporated by reference to the Company's Form 8-K filed October 20, 2003).

99.12	—	Press Release dated October 17, 2003 (incorporated by reference to the Company's Form 8-K filed October 20, 2003).

99.13	—	Press Release dated November 5, 2003 (incorporated by reference to the Company's Form 8-K filed November 6, 2003).

99.14	—	Press Release dated December 2, 2003.

99.15	—	Press Release dated December 15, 2003.

99.16	—	Press Release dated December 29, 2003 (incorporated by reference to the Company's Form 8-K filed December 29, 2003).

(b) REPORTS ON FORM 8-K

(b)(1) No reports on Form 8-K were filed during the quarter ended December 31, 2002.

Independent Auditors' Report on Supplementary Information

The Board of Directors
Interpool, Inc.:

We have audited and reported separately herein on the consolidated balance sheets of Interpool, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II included in this Annual Report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated balance sheet as of December, 31, 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the two year period ended December 31, 2001, which consolidated financial statements were previously audited by other independent auditors who have ceased operations.

As discussed in Notes 1, 6, and 11 to the consolidated financial statements, in 2002 the Company changed its method of accounting for (i) goodwill and (ii) the impairment or disposal of long-lived assets; in 2001 the Company changed its method of accounting for derivative instruments; and in 2000 the Company changed its method of accounting for repair costs on its equipment from the accrual in advance to the direct expense method.

(Signed) KPMG LLP

New York, New York
January 9, 2004

INTERPOOL, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                  (in thousands)

                                                                  Reclassification
                                                                      of Liabilities
                                                                       of Business
                                                                       Transferred                                 Balance
                                      Balance at  Charge to             Under                                         at
                                      Beginning   Costs and             Contractual                                 End of
                                        of Year   Expenses   Acquired   Agreement  (Write-offs)  Recoveries  Other   Year

Year Ended December 31, 2002            $6,674     $7,843    $1,898     $-          $(2,504)        $132     $(10) $14,033
                                        ======     ======    ======     ==          ========        ====      ====  =======

Year Ended December 31, 2001(restated) $16,372    $9,001      -        $(538)      $(18,327)       $170       $(4)  $6,674
                                       =======    ======      =        ======      =========       ====       ====  ======

Year Ended December 31, 2000(restated) $11,508    $3,784    $1,281     $-            $(760)        $563       $(4)  $16,372
                                       =======    ======    ======     ==            ======        ====       ====  =======

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTERPOOL, INC.
                                     (Registrant)

January 9, 2004                      By  /s/ Martin Tuchman
                                     Martin Tuchman
                                     Chairman of the Board, Chief Executive Officer, President
                                     and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 9, 2004                      By /s/ Martin Tuchman
                                     Martin Tuchman
                                     Chairman of the Board, Chief Executive Officer, President
                                     and Director (Principal Executive Officer)

January 9, 2004                      By /s/ Warren L. Serenbetz
                                     Warren L. Serenbetz
                                     Director

January 9, 2004                      By /s/ Arthur L. Burns
                                     Arthur L. Burns
                                     Executive Vice President, General Counsel, Secretary
                                     and Director

January 9, 2004                      By  /s/ Peter D. Halstead
                                     Peter D. Halstead
                                     Director

January 9, 2004                      By /s/ Joseph J. Whalen
                                     Joseph J. Whalen
                                     Director

January 9, 2004                      By  /s/ Clifton H. W. Maloney
                                     Clifton H. W. Maloney
                                     Director

January 9, 2004                      By /s/ Richard W. Gross
                                     Richard W. Gross
                                     Acting Chief Financial Officer

January 9, 2004                      By /s/ Brian Tracey
                                     Brian Tracey
                                     Senior Vice President Finance
                                     (Principal Accounting Officer)

EXHIBIT INDEX

3.1	—	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

3.2	—	Form of Restated Bylaws of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

4.1	—	Form of Certificate representing the Common Stock (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

4.2	—	Form of Indenture between Interpool, Inc. and The Bank of New York, as trustee, relating to the 9.25% Convertible Redeemable Subordinated Debentures (incorporated herein by reference is the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

4.3	—	Form of First Supplemental Indenture between Interpool, Inc. and The Bank of New York, as trustee, relating to the 9.25% Convertible Redeemable Subordinated Debentures (incorporated herein by reference is the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

4.4	—	Form of Subscription Rights Agreement (incorporated herein by reference is the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

4.5	—	Form of Subscription Documentation for Standby Purchasers (incorporated herein by reference is the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

4.6	—	Indenture between Interpool, Inc. and United States Trust Company of New York, as Trustee, related to the 7.35% Notes dated July 29, 1997 (incorporated herein by reference to the Company's Current Report on Form 8-K, dated July 29, 1997).

4.7	—	Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, related to the 7.20% Notes, dated August 5, 1997 (incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-38705)).

4.8	—	Indenture between the Company and IBJ Schroeder Bank & Trust Company, as Trustee, related to the Junior Subordinated Debt Securities dated January 27, 1997 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1996).

4.9	—	First Supplemental Indenture between Interpool, Inc. and IBJ Schroeder Bank & Trust Company, as Trustee, related to the 9-7/8% Series A and Series B Junior Subordinated Deferrable Interest Debentures dated January 27, 1997 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1996).

10.1	—	Purchase Agreement dated as of January 30, 1993 by and between Sequa Capital Corp. and the Company, as amended as of March 5, 1993 (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.2	—	Restructuring Agreement as of August 5, 1992 among the Company, Trac Lease, Radcliff Group, Interpool Limited, Sequa Capital Corp., Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Paul H. Serenbetz, Stuart W. Serenbetz and Clay R. Serenbetz (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.3	—	Employment Agreement dated as of January 1, 1992 by and between Martin Tuchman and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.4	—	Employment Agreement dated as of October 1, 2003 by and between Herbert Mertz and the Company.

10.5	—	Consultation Services Agreement dated as of January 1, 1992 by and between Radcliff Group and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.6	—	Stock Option Plan for Executive Officers and Directors (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.7	—	Stockholders' Agreement dated as of May 4, 1993, among the Company and Messrs. Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Clay R. Serenbetz, Paul H. Serenbetz, Stuart W. Serenbetz and Arthur L. Burns and the Serenbetz Trust (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.8	—	Non-Compete Agreement dated as of May 4, 1993, by and between The Ivy Group and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-71538)).

10.9	—	Lease Agreements by and between 211 College Road Associates and Interpool Limited and 211 College Road Associates and Microtech Leasing (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.10	—	Lease Agreement dated December 30, 1986 between Princeton Intermodal Equipment Trust I and Trac Lease (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.11	—	Lease Agreements between The Ivy Group and Trac Lease (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.12	—	Amendment No. 1, dated August 10, 1992, to Secured Promissory Note and Chattel Mortgage, Security Agreement and Assignment by and between The Ivy Group and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.13	—	Chassis Lease Agreement dated as of August 15, 1992 by and between Eurochassis L.P. and Trac Lease (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.14	—	Transfer and Subscription Agreement among Radcliff Group, Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Clay R. Serenbetz, Paul H. Serenbetz, Stuart W. Serenbetz, the Serenbetz Trust and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.15	—	Exchange and Subscription Agreement by and between the Company and Arthur L. Burns (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.16	—	Demand promissory notes of the Company payable to Martin Tuchman, Warren L. Serenbetz and Princeton International Properties (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.17	—	Indemnity Agreement between the Company and other directors (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.18	—	Agreement between the Company and Arthur L. Burns regarding certain litigation (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.19	—	Indenture between Interpool, Inc. and United States Trust Company of New York, as Trustee, related to the 7.35% Notes dated July 29, 1997 (incorporated herein by reference to the Company's Current Report on Form 8-K, dated July 29, 1997).

10.20	—	Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, related to the 7.20% Notes, dated August 5, 1997 (incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-38705)).

10.21	—	Indenture between the Company and IBJ Schroeder Bank & Trust Company, as Trustee, related to the Junior Subordinated Debt Securities dated January 27, 1997 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1996).

10.22	—	First Supplemental Indenture between Interpool, Inc. and IBJ Schroeder Bank & Trust Company, as Trustee, related to the 9-7/8% Series A and Series B Junior Subordinated Deferrable Interest Debentures dated January 27, 1997 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1996).

10.23	—	Series A Capital Securities Guarantee Agreement dated January 27, 1997 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1996).

10.24	—	Agreement of Merger dated March 15, 1996 among Trac Lease, Inc., Trac Lease Merger Corp. and the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1995).

10.25	—	Letter Agreement between The Ivy Group and the Company (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1995).

10.26	—	Chassis Lease Agreement dated January 1, 1998 between The Ivy Group and Trac Lease, Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2000).

10.27	—	Consulting Agreement between Interpool, Inc. and Atlas Capital Partners dated February 28, 1998 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for period ended June 30, 1998).

10.28	—	Asset Purchase Agreement, dated as of July 27, 2000 by and between the Company and Transamerica Leasing, Inc. (incorporated herein by reference to the Company's Form 8-K filed on November 3, 2000).

10.29	—	Amendment No. 1 to the Asset Purchase Agreement dated October 24, 2000 by and between the Company and Transamerica Leasing, Inc. (incorporated herein by reference to the Company's Form 8-K filed on November 3, 2000).

10.30	—	Chassis Lease Agreement dated January 1, 2001 between The Ivy Group and Trac Lease, Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2000).

10.31	—	Asset Purchase Agreement, dated as of January 26, 2001, by and between Interpool, Inc. and Transport International Pool, Inc. (incorporated herein by reference to the Company's Form 8-K filed on April 3, 2001).

10.32	—	Amendment No. 1 to the Asset Purchase Agreement, dated as of March 30, 2001, by and between Interpool, Inc. and Transport International Pool, Inc. (incorporated herein by reference to the Company's Form 8-K filed on April 3, 2001).

10.33	—	Chassis Holdings I LLC Operating Agreement dated as of July 1, 2001 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2001).

10.34	—	Chassis Holdings I LLC Put/Call Agreement dated as of July 1, 2001 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2001).

10.35	—	Sale and Purchase Agreement between 211 College Road Associates and the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2001).

10.36	—	Third Amended and Restated Senior Loan and Security Agreement dated as of December 17, 1997 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with CoreStates Bank, N.A., as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed Herein, as Lenders (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

10.37	—	First Amendment to Third Amended and Restated Senior Loan and Security Agreement dated as of November 17, 1998 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with First Union National Bank (Successor to CoreStates Bank, N.A.), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed Herein, as Lenders (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

10.38	—	Second Amendment to Third Amended and Restated Senior Loan and Security Agreement dated as of May 26, 2000 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with First Union National Bank (Successor to CoreStates Bank, N.A.), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed Herein, as Lenders (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

10.39	—	Third Amendment to Third Amended and Restated Senior Loan and Security Agreement dated as of July 20, 2000 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with First Union National Bank (Successor to CoreStates Bank, N.A.), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed Herein, as Lenders (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

10.40	—	Fourth Amendment to Third Amended and Restated Senior Loan and Security Agreement dated as of October 6 2000 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with First Union National Bank (Successor to CoreStates Bank, N.A.), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed Herein, as Lenders (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

10.41	—	Fifth Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of August 23, 2002 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders.

10.42	—	Sixth Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of March 31, 2002 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders.

10.43	—	Seventh Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of May 30, 2003 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders.

10.44	—	Eighth Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of July 31, 2003 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders.

10.45	—	Ninth Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of October 31, 2003 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders.

10.46	—	Tenth Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of January 8, 2004 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders.

10.47	—	Separation Agreement between Mitchell I. Gordon and Interpool, Inc. dated as of July 15, 2003 (incorporated by reference to the Company's Form 8-K Filed on August 5, 2003).

14.1	—	Code of Ethics.

18.1	—	Letter from KPMG LLP re change in Accounting Principles.

21.1	—	Subsidiaries of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-71538)).

31.1	—	Certification of Martin Tuchman.

31.2	—	Certification of Richard W. Gross.

32.1	—	Certification of Martin Tuchman.

32.2	—	Certification of Richard W. Gross.

99.1	—	Press Release dated February 11, 2003.

99.2	—	Press Release dated March 6, 2003 (incorporated by reference to the Company's Form 8-K filed on March 14, 2003).

99.3	—	Press Release dated March 11, 2003.

99.4	—	Press Release dated March 20, 2003.

99.5	—	Press Release dated May 1, 2003.

99.6	—	Press Release dated May 14, 2003.

99.7	—	Press Release dated June 19, 2003.

99.8	—	Press Release dated July 18, 2003 (incorporated by reference to the Company's Form 8-K filed on July 18, 2003).

99.9	—	Press Release dated July 18, 2003 (incorporated by reference to the Company's Form 8-K filed July 18, 2003).

99.10	—	Press Release dated September 18, 2003.

99.11	—	Press Release dated October 10, 2003 (incorporated by reference to the Company's Form 8-K filed October 20, 2003).

99.12	—	Press Release dated October 17, 2003 (incorporated by reference to the Company's Form 8-K filed October 20, 2003).

99.13	—	Press Release dated November 5, 2003 (incorporated by reference to the Company's Form 8-K filed November 6, 2003).

99.14	—	Press Release dated December 2, 2003.

99.15	—	Press Release dated December 15, 2003.

99.16	—	Press Release dated December 29, 2003 (incorporated by reference to the Company's Form 8-K filed December 29, 2003).