Form 10-Q
period 2003-03-31
INTERPOOL INC
filed 2004-02-27
CIK 898777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2003

or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to ______________

Commission file number 1-11862

INTERPOOL, INC.
(Exact name of registrant as specified in the charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3467669 (I.R.S. Employer Identification Number)

211 College Road East, Princeton, New Jersey (Address of principal executive office)	08540 (Zip Code)

(609) 452-8900
(Registrant's telephone number including area code)

Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes |X| No |_|

As of February 11, 2004, there were 27,378,846 shares of common stock, $.001 par value outstanding.

INTERPOOL, INC. AND SUBSIDIARIES

INDEX

Page
No.

Part I - Financial Information--Interpool, Inc. and Subsidiaries	1

Item 1: Financial Statements	1

Condensed Consolidated Balance Sheets--March 31, 2003 and December 31, 2002	3

Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2003 and 2002 (Restated)	4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002 (Restated)	5

Condensed Consolidated Statements of Changes in Stockholders' Equity for the Year Ended December 31, 2002 and the Three Months Ended March 31, 2003	6

Notes to Condensed Consolidated Financial Statements	7

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3: Quantitative and Qualitative Disclosures About Market Risk	46

Item 4: Controls and Procedures	47

Part II - Other Information	52

Item 1: Legal Proceedings	52

Item 6. Exhibits and Reports on Form 8-K	52

Signatures	53

Exhibits	54

Certifications	55

PART I - FINANCIAL INFORMATION
INTERPOOL, INC. AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

           The Condensed Consolidated Financial Statements as of March 31, 2003 (unaudited) and December 31, 2002 and for the three months ended March 31, 2003 (unaudited) and 2002 (unaudited) (the "Condensed Consolidated Financial Statements") of Interpool, Inc. and Subsidiaries (the "Company" or the "Registrant") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company's December 31, 2002 Annual Report on Form 10-K (the "2002 Form 10-K"). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

           As discussed in the Company's 2002 Form 10-K, the Company has restated its financial statements for the years ended December 31, 2000 and 2001 and the first three quarters of 2002. The Company concluded that this restatement would be necessary while preparing for its 2002 annual audit in March 2003, when the Company determined that several direct finance lease transactions with customers in 2001 and 2000 had been accounted for incorrectly in its prior financial statements. In addition, it also determined that the Company's former computer leasing segment, which had been classified as a discontinued operation in its financial statements for the first three quarters of 2002 and for 2001 and 2000, should have been classified as part of continuing operations because the requirements of discontinued operation accounting treatment were not satisfied. The Company subsequently identified additional items in its prior financial statements that also required restatement. The Company's financial statements for the years ended December 31, 2000, 2001 and 2002 included in its 2002 Form 10-K, which was filed with the Securities and Exchange Commission on January 9, 2004, give effect to this restatement. The 2002 Form 10-K contains a description of each of the adjustments resulting from the restatement and describes the aggregate impact of these adjustments on the Company's previously issued financial statements.

           All financial information for the three months ended March 31, 2002 included in this Quarterly Report on Form 10-Q gives effect to the restatement.

           In connection with the restatement, the Audit Committee of the Company's Board of Directors engaged as special counsel a law firm, that had not previously represented the Company, to conduct an internal investigation into the accounting errors and circumstances requiring restatement of the Company's previously issued 2001 and 2000 financial statements. Special counsel, working with forensic accountants, conducted an extensive investigation, which was not completed until the fourth quarter of 2003. The findings and recommendations of this investigation, and the measures the Company has taken and is taking to implement these recommendations, were discussed in detail in the 2002 Form 10-K.

           For a further discussion of the financial restatement and the effect of the restatement adjustments to the Condensed Consolidated Financial Statements, see Note 2 to the Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

           Following the Company's announcement in July 2003 that the Audit Committee had commissioned an internal investigation by special counsel into the Company's accounting, the Company was notified that the SEC had opened an informal investigation of the Company. This investigation was subsequently converted to a formal investigation and remains pending as of the date this report was filed with the SEC. The New York office of the SEC has received a copy of the written report of the internal investigation and has issued subpoenas requesting documents and information from the Company, the Audit Committee and certain other parties. The Company has also been advised that the United States Attorney's office for the District of New Jersey has received a copy of the written report of the internal investigation and has opened a parallel investigation focusing on certain matters described in the report by the Audit Committee's special counsel. The Company has been informed that the Company is neither a subject nor a target of the investigation by the U.S. Attorney's office. The Company is cooperating fully with both of these investigations.

           The information in this Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the securities laws. These forward-looking statements reflect the current view of the Company with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. All statements, other than statements of historical facts included in this report, regarding the Company's strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Company does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

                                                                                        March 31,   December 31,
                                                                                          2003          2002
                                                                                          ----          ----
                                                                                       Unaudited
                                                                                       ---------
ASSETS

CASH AND SHORT-TERM INVESTMENTS                                                         $125,812      $170,613
MARKETABLE SECURITIES, available for sale at fair value                                       19         1,467
ACCOUNTS AND NOTES RECEIVABLE, less allowance of $15,483 and $14,033, respectively        65,428        63,950
NET INVESTMENT IN DIRECT FINANCING LEASES                                                407,879       334,129
OTHER RECEIVABLES, net                                                                    25,120        26,691

LEASING EQUIPMENT, net of accumulated depreciation and amortization of $472,383 and    1,559,014     1,556,816
  $463,809, respectively
OTHER INVESTMENT SECURITIES, available for sale at fair value                              7,288        10,319
OTHER ASSETS                                                                              80,536        75,234
ASSETS OF BUSINESS TRANSFERRED UNDER CONTRACTUAL AGREEMENT                                   374         1,902
                                                                                             ---         -----
TOTAL ASSETS                                                                          $2,271,470    $2,241,121
                                                                                      ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                   $171,452      $160,013
INCOME  TAXES                                                                             33,639        31,653
DEFERRED INCOME                                                                            3,503         3,688
DEBT AND CAPITAL LEASE OBLIGATIONS
  Due within one year                                                                    167,625       161,407
  Due after one year                                                                   1,437,684     1,435,804
                                                                                       ---------     ---------
     TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS                                          1,605,309     1,597,211

LIABILITIES OF BUSINESS TRANSFERRED UNDER CONTRACTUAL AGREEMENT                              374         1,902

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES                             75,000        75,000
  IN SUBSIDIARY GRANTOR TRUSTS (holding solely junior Subordinated Deferrable interest debentures of the Company) (75,000 shares 9-7/8% Capital Securities outstanding, liquidation preference $75,000)

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES                                               35,321        35,461

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued              ---           ---
  Common stock, par value $.001 per share; 100,000,000 shares authorized,                     28            28
     27,579,952 issued at March 31, 2003 and December 31, 2002
  Additional paid-in capital                                                             129,205       126,165
  Unamortized deferred compensation-stock grants                                          (2,282)          ---
  Treasury stock, at cost, 225,900 shares at March 31, 2003 and December 31, 2002         (2,229)       (2,229)
  Retained earnings                                                                      246,391       237,227
  Accumulated other comprehensive loss                                                   (24,241)      (24,998)
                                                                                         -------       -------
  Total stockholders' equity                                                             346,872       336,193
                                                                                         -------       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $2,271,470    $2,241,121
                                                                                      ==========    ==========

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these balance sheets.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share and per share amounts)
(unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                          2003          2002
                                                                                          ----          ----
                                                                                                     (Restated)
                                                                                                     ----------

REVENUES, including income recognized on direct financing leases of $10,080 and          $89,167       $74,483
  $8,214, respectively                                                                   -------       -------

COSTS AND EXPENSES:
  Lease operating and administrative expenses                                             28,038        22,121
  Provision for doubtful accounts                                                          1,779         2,183
  Fair value adjustment for derivative instruments                                          (150)       (1,508)
  Depreciation and amortization of leasing equipment                                      23,197        27,546
  Losses for investments accounted for under the equity method                                52         1,025
  Other (income)/expense, net                                                             (1,215)       (5,591)
  Interest expense                                                                        25,388        23,652
  Interest income                                                                         (1,029)       (2,076)
                                                                                          ------        ------
                                                                                          76,060        67,352
                                                                                          ------        ------

Income before minority interest expense and provision for income taxes                    13,107         7,131
MINORITY INTEREST EXPENSE, NET                                                              (396)         (801)
                                                                                            ----          ----
Income before provision for income taxes                                                  12,711         6,330
PROVISION FOR INCOME TAXES                                                                 1,835           140
                                                                                           -----           ---
NET INCOME                                                                               $10,876        $6,190
                                                                                         =======        ======

NET INCOME PER SHARE:
  Basic                                                                                    $0.40         $0.23
                                                                                           =====         =====
  Diluted                                                                                  $0.38         $0.21
                                                                                           =====         =====
WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
  Basic                                                                                   27,354        27,361
                                                                                          ======        ======
  Diluted                                                                                 30,087        29,247
                                                                                          ======        ======

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                          2003          2002
                                                                                          ----          ----
                                                                                                     (Restated)
                                                                                                     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $10,876        $6,190
Adjustments to reconcile net income to net cash provided by operating activities --
  Depreciation and amortization                                                           24,116        28,403
  Restricted stock grant expense                                                              60           ---
  Accrued losses on business transferred under contractual agreement                         ---         2,330
  (Gain)/loss on sale of leasing equipment                                                  (921)          888
  Loss on sale of marketable securities                                                       26            19
  Provision for doubtful accounts                                                          1,779         2,183
  Fair value adjustment for derivative instruments                                          (150)       (1,508)
  Losses on investments accounted for under the equity method                                 52         1,025
  Other, net                                                                             (12,175)      (20,303)
                                                                                          ------        ------
     Net cash provided by operating activities                                            23,663        19,227
                                                                                          ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment                                                         (36,983)      (74,880)
Proceeds from dispositions of leasing equipment                                           12,388         3,189
Investment in direct financing leases                                                    (66,652)       (6,969)
Cash collections on direct financing leases, net of income                                19,115        13,125
  recognized of $10,080 and $8,214, respectively
Purchase of marketable securities                                                            (10)         (257)
Sales and matured marketable securities and other investing activities                     1,472           120
                                                                                           -----           ---
     Net cash used for investing activities                                              (70,670)      (65,672)
                                                                                          ------        ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                             5,064       510,052
Payment of long-term debt and capital lease obligations                                  (43,263)     (392,741)
Borrowings of revolving credit lines                                                      46,500           ---
Repayment of revolving credit lines                                                       (4,600)       (1,150)
Purchase of treasury stock                                                                   ---           (40)
Dividends paid                                                                            (1,495)       (1,508)
                                                                                           -----         -----
Net cash provided by financing activities                                                  2,206       114,613
                                                                                           -----       -------

Net increase (decrease) in cash and short-term investments                               (44,801)       68,168

CASH AND SHORT-TERM INVESTMENTS, beginning of period                                     170,613       103,760
                                                                                         -------       -------

CASH AND SHORT-TERM INVESTMENTS, end of period                                          $125,812      $171,928
                                                                                        ========      ========

Cash paid for interest                                                                   $31,343       $29,431
                                                                                         =======       =======
Cash paid for taxes                                                                          $30          $622
                                                                                             ===          ====

Supplemental disclosure of non-cash investing activities:
Direct finance leases financed through capital lease obligations                         $10,948        $5,934
                                                                                         =======        ======
Used equipment refinanced under direct finance lease                                      $4,397           ---
                                                                                          ======           ===

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2002 AND THE THREE MONTHS ENDED MARCH 31, 2003
(dollars and shares in thousands)
(unaudited)

                                 Preferred Stock  Common Stock                                               Accum.
                                 ---------------  ------------                                               Other
                                                                 Additional Unamortized                       Comp.     Comp.
                                           Par             Par    Paid-in     Deferred  Treasury  Retained   Income    Income
                                  Shares  Value  Shares   Value   Capital  Compensation   Stock   Earnings   (Loss)    (Loss)
                                  ------  -----  ------   -----   -------  ------------   -----   --------   ------    ------
BALANCE, December 31, 2001
(Restated)                           ---   $---  27,580     $28  $124,182        $---   $(2,099)  $239,065  $(9,907)

Net income                           ---    ---     ---     ---       ---         ---      ---      $4,389     ---     $4,389

Other comprehensive loss             ---    ---     ---     ---       ---         ---      ---         ---  (15,091)  (15,091)

Comprehensive loss                   ---    ---     ---     ---       ---         ---                           ---  $(10,702)

Purchase of 9,300 shares of          ---    ---     ---     ---       ---         ---     (130)        ---     ---
  treasury stock

Capital contribution by              ---    ---     ---     ---     1,983         ---      ---         ---     ---
  officeres and directors

Cash dividends declared:

  Common stock, $.2275 per share     ---    ---     ---     ---       ---         ---      ---      (6,227)    ---

BALANCE , December 31, 2002          ---    ---  27,580      28   126,165         ---   (2,229)    237,227  (24,998)

Net income                           ---    ---     ---     ---       ---         ---      ---      10,876     ---    $10,876

Other comprehensive income           ---    ---     ---     ---       ---         ---      ---         ---     757        757

Comprehensive income                 ---    ---     ---     ---       ---         ---      ---         ---     ---    $11,633

Capital contribution by officers     ---    ---     ---     ---       698         ---      ---         ---     ---
  and directors

Restricted stock award               ---    ---     ---     ---     2,342      (2,342)     ---         ---     ---

Amortization of restricted           ---    ---     ---     ---       ---          60      ---         ---     ---
  stock award

Cash dividends declared:

  Common stock, $.0625 per share     ---    ---     ---     ---       ---         ---      ---      (1,712)    ---

BALANCE , March 31, 2003             ---   $---  27,580     $28  $129,205     $(2,282)  $(2,229)  $246,391  $(24,241)
                                     ===   ====  ======     ===  ========     =======   =======   ========  ========

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

Note 1 - Nature of Operations and Accounting Policies

A.	Basis of Presentation

           The Condensed Consolidated Financial Statements of Interpool, Inc. and Subsidiaries (the "Company") as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002 (the "Condensed Consolidated Financial Statements") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company has made certain reclassifications to prior balances to conform to the current year presentation. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company's December 31, 2002 Annual Report on Form 10-K (the "2002 Form 10-K"). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

           As discussed in the Company's 2002 Form 10-K, the Company has restated its financial statements for the years ended December 31, 2000 and 2001 and the first three quarters of 2002. The Company concluded that this restatement would be necessary while preparing for its 2002 annual audit in March 2003, when the Company determined that several direct finance lease transactions with customers in 2001 and 2000 had been accounted for incorrectly in its prior financial statements. In addition, it also determined that the Company's former computer leasing segment, which had been classified as a discontinued operation in its financial statements for the first three quarters of 2002 and for 2001 and 2000, should have been classified as part of continuing operations because the requirements of discontinued operation accounting treatment were not satisfied. The Company subsequently identified additional items in its prior financial statements that also required restatement. The Company's financial statements for the years ended December 31, 2000, 2001 and 2002 included in its 2002 Form 10-K, which was filed with the Securities and Exchange Commission on January 9, 2004, give effect to this restatement. The 2002 Form 10-K contains a description of each of the adjustments resulting from the restatement and describes the aggregate impact of these adjustments on the Company's previously issued financial statements.

           All financial information for the three months ended March 31, 2002 included in this Quarterly Report on Form 10-Q gives effect to the restatement.

B.	Nature of Operations

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

           The Company's container leasing operations are conducted through its subsidiary, Interpool Limited, a Barbados corporation. Profits of Interpool Limited from container leasing operations are exempt from federal taxation in the United States. These profits are subject to Barbados tax at rates that are substantially lower than the applicable rates in the United States.

           The Company also has limited operations in a third reportable segment that specializes in leasing microcomputers and related equipment. The computer leasing segment consisted of two majority owned subsidiaries, Microtech Leasing Corporation ("Microtech") and Personal Computer Rental Corporation ("PCR"). During the third quarter of 2001, the Company adopted a plan to exit this segment that included i) acquiring the remaining ownership interest in Microtech and terminating its operations, and ii) selling the Company's ownership interest in PCR. As of March 31, 2003, the Company is continuing to liquidate the assets of Microtech. PCR's financial results deteriorated throughout 2002 and PCR ceased active operations and began to liquidate in 2003. Notwithstanding its plan to discontinue the operations of Microtech, such operations are reported on a continuing basis in the Company's Condensed Consolidated Financial Statements.

           Beginning June 27, 2002, the Company's Consolidated Financial Statements include Container Applications International, Inc. ("CAI"), which was previously accounted for under the equity method of accounting. The Company owns a 50% common equity interest in CAI.

C.	Basis of Consolidation

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

D.	Net Income Per Share

           Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period (which is net of treasury shares). Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options and the un-vested portion of restricted stock grants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price for the period. Stock options that do not have a dilutive effect (because the exercise price is above the market price) are not included in the diluted income per share and amounted to options to purchase 22,500 shares for the quarter ended March 31, 2003. For the quarter ended March 31, 2002, all stock options to acquire common shares are dilutive. Unvested restricted stock grants did not have a dilutive effect to earnings per share ("EPS") for the quarter ended March 31, 2003. There were no unvested restricted stock grants outstanding during the quarter ended March 31, 2002.

           A reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

                                                                  Three Months Ended March 31,
                                                                  ----------------------------

                                                                    2003             2002
                                                                    ----             ----
                                                                                  (Restated)
                                                                                  ----------
Numerator
  Net Income - Basic EPS                                           $10,876           $6,190
  Interest expense on convertible debentures, net of tax of $301       451              ---
                                                                       ---              ---
  Net Income - Diluted EPS                                         $11,327           $6,190
                                                                   =======           ======

Denominator
  Weighted average common shares outstanding-Basic                  27,354           27,361
  Dilutive stock options                                             1,355            1,886
  Dilutive convertible debentures                                    1,378              ---
                                                                     -----              ---
  Weighted average common shares outstanding-Diluted                30,087           29,247
                                                                    ======           ======

Earnings per common share
  Basic                                                              $0.40            $0.23
                                                                     =====            =====
  Diluted                                                            $0.38            $0.21
                                                                     =====            =====
E.	Comprehensive Income

           Comprehensive income consists of net income or loss for the current period and losses that have been previously excluded from the income statement and were only reported as a component of equity.

           The tax effect of other comprehensive income is as follows:

                                                            Before Tax    Tax       Net of
Three Months Ended March 31, 2003                             Amount     Effect   Tax Amount
                                                              ------     ------   ----------
Unrealized holding gains arising during the period:
Marketable securities (1)                                        $32       $(11)       $21
Cumulative foreign currency translation adjustment                 3         (1)         2
Swap agreements                                                1,160       (426)       734
                                                               -----        ---        ---
                                                              $1,195      $(438)      $757
                                                              ======      =====       ====

(1)  Amounts are net of losses on sales of marketable securities of $26
     (before income tax effect of $1) recognized in the income statement.

                                                            Before Tax    Tax       Net of
Three Months Ended March 31, 2002 (Restated)                  Amount     Effect   Tax Amount
                                                              ------     ------   ----------

Unrealized holding gains arising during the period:
Marketable securities (1)                                        $20        $(7)       $13
Other investment securities                                       54         (3)        51
Swap agreements                                                3,029       (367)     2,662
                                                               -----       ----      -----
                                                              $3,103      $(377)    $2,726
                                                              ======      =====     ======

(1)  Amounts are net of losses on sales of marketable securities of $19
     (before income tax effect of $8) recognized in the income statement.

           The components of accumulated other comprehensive loss, net of taxes, are as follows:

                                                       March 31, 2003      December 31, 2002
                                                       --------------      -----------------
Marketable securities                                         $(33)                $(54)
Cumulative foreign currency translation adjustment             (41)                 (43)
Swap agreements                                            (24,167)             (24,901)
                                                           -------              -------
                                                          $(24,241)            $(24,998)
                                                          ========             ========
F.	Stock-Based Compensation

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

           The following table illustrates the effect on net income and earnings per share had the fair value method of accounting been applied to the Company's stock option plans.

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                      ------------------
                                                                                     2003            2002
                                                                                     ----            ----
                                                                                                   Restated
                                                                                                   --------
Net income, as reported                                                            $10,876          $6,190
Deduct: Total stock-based employee compensation expense determined under
fair value based method for all awards, net of related tax effects                     (28)            (18)
                                                                                        --              --
Pro forma net income                                                               $10,848          $6,172
                                                                                   =======          ======
Earnings per share:
Basic-as reported                                                                    $0.40           $0.23
                                                                                     =====           =====
Basic-pro forma                                                                      $0.40           $0.23
                                                                                     =====           =====
Diluted-as reported                                                                  $0.38           $0.21
                                                                                     =====           =====
Diluted-pro forma                                                                    $0.38           $0.21
                                                                                     =====           =====

           This pro forma impact takes into account all options granted under the plan. The average fair value of options granted during 2002 was $6.66. The fair value was estimated using the Black-Scholes Option pricing model based on the market price at Grant Date of $13.73 and the following assumptions: risk-free interest rate of 3.5%, expected life of 7 years, volatility of 50% and dividend yield of 1.31%.

           The fair value of options granted in October and February 2000 was $5.35 and $2.62, respectively. The fair value was estimated using the Black-Scholes option pricing model based on the market price at grant date of $11.94 and $6.38 in 2000, respectively, and the following weighted average assumptions: risk-free interest rate of 5.97% and 6.70%, expected life of 7 years, volatility of 37% and dividend yield of 1.3% and 2.4% in 2000.

           On January 2, 2003, under the Company's Deferred Bonus Plan, the Company granted to eligible employees 139,067 shares of restricted stock that had a fair value of $16.83 per share at the grant date. The number of shares of restricted stock to be awarded is calculated by dividing the dollar value of the stock portion of the bonus by the average stock price for the last 10 trading days ending on December 31 of the grant year. Additional restricted stock is awarded based on the vesting period selected by the employee. If the five year vesting period is selected, the shares awarded will be increased by 10%. If the ten year vesting period is selected, the shares awarded will be increased by 30%. These grants vest solely upon continued service over either the five or ten year period elected by the employee. At the date of grant, $2,342 of deferred compensation was credited to paid in capital with an offset to unamortized deferred compensation–stock grant in the equity section of the Condensed Consolidated Balance Sheet. Compensation costs will be recognized ratably over the vesting periods during which the related employee service is rendered. For the three months ended March 31, 2003 compensation expense was $60. The unamortized deferred compensation remaining in stockholders equity was $2,282 at March 31, 2003.

G.	Adoption of New Accounting Standards

           In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Prior to SFAS 146, U.S. GAAP provided for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company's financial condition or results of operations.

           In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about its obligations under certain guarantees it has issued. A guarantor is required to disclose (a) the nature of the guarantee, including the approximate term, how the guarantee arose, and the events and circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor's obligation under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Disclosure requirements are effective for financial statements with periods ending after December 15, 2002 while the initial recognition and initial measurement provisions shall be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has provided the disclosures required by FIN 45. The adoption of the recognition and measurement provisions of FIN 45 that were adopted on January 1, 2003 did not have a material effect on the Company's Condensed Consolidated Financial Statements.

           In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements ("ARB 51"), to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. ARB 51 requires that an enterprise's consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. That requirement usually has been applied to subsidiaries in which an enterprise has a majority voting interest. The voting interest approach is not effective in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risk. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether it is its primary beneficiary and therefore is required to consolidate that entity. FIN 46 also addresses the initial valuation of the assets and liabilities to be consolidated, the treatment of any gain or loss resulting from the initial measurement and disclosure requirements for the primary beneficiary. All entities with variable interest in variable interest entities created after January 31, 2003 shall apply the provisions of FIN 46 immediately. Public entities with a variable interest in a variable interest entity created before February 1, 2003 shall apply the provisions of this interpretation no later that the first interim or annual reporting period beginning after December 15, 2003. On December 24, 2003, FASB issued an Interpretation, which clarified and modified FASB Interpretation No. 46 ("FIN 46R"). The Company is in the process of analyzing FIN 46R. Based upon its preliminary analysis, it would appear the Company may be required to deconsolidate its investment in Interpool Capital Trust. As a result, Company-obligated Mandatorily Redeemable Preferred Securities in Subsidiary Grantor Trusts would be eliminated and replaced by an amount reported as debt in the Consolidated Financial Statements. Such changes are not expected to have any significant impact on the Company's financial condition or results of operations.

           In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). This statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities in statements of financial position. Almost all instruments within the scope of this statement are initially measured at fair value with subsequent changes in fair value flowing through the income statement. One exception is mandatorily redeemable instruments. These instruments are initially measured at the present value of the amount to be paid at the earliest settlement date and adjusted to their redemption/settlement amount using the implicit interest rate at inception. Most of the guidance in SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the provisions of SFAS 150, relating to mandatorily redeemable non-controlling interest, were deferred indefinitely. It is not expected that SFAS 150 will materially affect the Company's consolidated financial statements.

Note 2 - Restatement of Previously Issued Financial Statements

           The Company determined that it misinterpreted or misapplied generally accepted accounting principles in certain circumstances. As a result, the Company has restated the audited Consolidated Financial Statements for the years ended December 31, 2001 and 2000 and the related unaudited interim periods for the first three quarters in 2002. The restated financial statements for the years ended December 31, 2001 and 2000 are contained in the Company's 2002 Form 10-K. The restated financial statements for the quarter ended March 31, 2002 are included in these Condensed Consolidated Financial Statements.

           The following table sets forth the effects of the restatement adjustments on income before taxes and discontinued operations, net income and the basic and diluted earnings per share for the three months ended March 31, 2002. The restatement adjustments are discussed in the "Description of Restatement Items" section following the tables below.

                                                               Three Months Ended March 31, 2002 (unaudited)
                                                               ---------------------------------------------
                                                 Income before taxes                      Net Income          Net Income
                                                   and discontinued           Net          Per Share          Per Share
                                                      operations            Income          (Basic)           (Diluted)
                                                      ----------            ------          -------           ---------

Previously Reported                                     $12,533             $10,693          $0.39              $0.37

Lease accounting                                            400                 396           0.02               0.01
Residual guarantees                                         546                 328           0.01               0.01
Swap accounting                                             858                 615           0.02               0.02
Intercompany transactions with CAI                         (434)               (288)         (0.01)             (0.01)
Deferred tax asset valuation                                ---                (265)         (0.01)             (0.01)
Intercompany account reconciliations                        475                 458           0.02               0.01
Accounting for insurance claim                           (4,364)             (4,200)         (0.15)             (0.14)
Elimination of discontinued operations
  classification                                         (2,330)             (1,398)         (0.05)             (0.04)
Changes in accruals and estimates
  Writeoff of deferred financing fees                      (684)               (411)         (0.02)             (0.01)
  Other                                                     512                 262           0.01               0.01
                                               ---------------------------------------------------------------------------
Net restatements                                         (5,021)             (4,503)         (0.16)             (0.16)
                                               ---------------------------------------------------------------------------

As restated, before reclassifications of
  discontinued operations                                 7,512               6,190           0.23               0.21

Elimination of discontinued operations
  classification                                         (1,182)                ---            ---                ---
                                               ---------------------------------------------------------------------------
As restated                                              $6,330              $6,190          $0.23               $0.21
                                               ===========================================================================

Description of Restatement Items

Lease Accounting

           During 2000 and 2001, the Company billed customers under four direct finance leases that required a down payment from the customer. The value of equipment leased to these customers totaled $7,055 while the initial down payment called for under the leases amounted to $1,899. These down payments were incorrectly recorded as revenue when collected rather than as a reduction to the net investment in the direct finance leases. This treatment had the effect of overstating revenue in the period that the down payments were made by the customer and understating revenue for the remaining periods of the leases. The effect was to understate pre tax income for the three months ended March 31, 2002 by $29.

           After discovering the aforementioned leases, the Company conducted a review of all of its active leases and determined that a number of leases to customers were incorrectly classified as operating leases when these leases met the criteria for capitalization as direct finance leases under the provisions of SFAS 13, Accounting for Leases. As a result, the Company has reduced pre tax income earned under the terms of these leases by $141 for the three months ended March 31, 2002.

           The Company determined that the system used to account for its finance lease portfolio incorrectly calculated the income earned on these leases. The Company recalculated the interest recorded on its lease portfolio, which has resulted in an increase to pretax income of $512 for the three months ended March 31, 2002.

Elimination of Discontinued Operations Classification

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

           As a result of the decision made by the Company, the assets and liabilities, results of operations and cash flows of PCR and Microtech were accounted for as discontinued operations in the previously reported Condensed Consolidated Financial Statements at March 31, 2002.

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

           At the time of closing of the sale of the Company's interest in PCR, the Company provided a guarantee of an additional line of credit from a financial institution of up to $3,000 on PCR's behalf. The financial institution subsequently agreed, at the Company's request, to rescind this guarantee, retroactive to December 31, 2001. In lieu of the Company's guarantee, effective December 31, 2001, certain directors and officers of the Company guaranteed an additional line of credit of up to $3,000 on behalf of PCR. In addition, on December 31, 2001 the Company had entered into consulting and bonus contracts with two officers of PCR. Microtech also had a finance lease and other receivables in the amount of approximately $1,400 due from PCR at December 31, 2001. These transactions and continuing obligations of the Company and its officers and directors were not considered by the Company when evaluating the accounting for the PCR transaction at December 31, 2001 and March 31, 2002. These items preclude the use of sale accounting for this transaction. As a result, classification of the computer-leasing segment as a discontinued operation was inappropriate. As a result, the assets and liabilities of PCR are included in the Condensed Consolidated Balance Sheets as assets of business transferred under contractual agreement and liabilities of business transferred under contractual agreement, respectively. The assets and liabilities of Microtech are included in the respective line items on the Condensed Consolidated Balance Sheets.

           The Condensed Consolidated Financial Statements at March 31, 2002 have been restated to include the results of the computer-leasing segment in net income from continuing operations. In accordance with SEC Staff Accounting Bulletin Topic 5e, the Company has recorded PCR's operating losses for the three months ended March 31, 2002 amounting to $2,330 ($1,398 net of tax). These losses have been included in other (income)/expense, net with a corresponding reduction to PCR's assets which are included in assets of business transferred under contractual agreement. In addition, the pre tax losses incurred by Microtech for the three months ended March 31, 2002 totaling $1,182 have been included in pre tax income.

Residual Guarantees

           During the year ended December 31, 2000, the Company acquired certain leasing equipment subject to long-term lease agreements and financed the transaction through sale/leaseback arrangements with financial institutions. These leases generally called for the Company to guarantee a stated portion of the residual value at the end of the lease term. During a review of these leases, it was determined that the Company had been accruing for the full amount of its residual, rather than for an estimate of the Company's potential payment under the residual guaranty. As a result, the Company has reduced its provisions for these guarantees amounting to $457 for the three months ended March 31, 2002. This amount has been reflected in lease operating expense on the accompanying Condensed Consolidated Statements of Income.

           In addition, during the review of these leases, the Company determined that two leases that had been treated as operating leases should have been classified as finance leases. The reclassification of these leases resulted in additional pre tax income of $89 for the three months ended March 31, 2002.

Swap Accounting

           The Company entered into a swap facility in July 2000 with a notional value of $149,882 related to its chassis securitization. This facility qualified for hedge accounting based upon the rules in effect prior to the Company's adoption of SFAS 133. Upon the adoption of SFAS 133 in January 2001, the Company believed that the swap would be effective in hedging the underlying debt and accounted for the swap as a cash flow hedge under SFAS 133. However, the documentation of the hedging relationship did not exist in 2001 as required by generally accepted accounting principles and, therefore, the swap should have been accounted for as a speculative contract until it was terminated in March 2002. The swap had a negative fair value of $6,580 on December 31, 2000 which was included in accumulated other comprehensive loss at the date of adoption. This negative value will be amortized over the life of the swap in accordance with the transition rules set forth in SFAS 133. For the period from January 1, 2001 to March 28, 2002, the date the swap terminated, all changes to the value of the swap have been reflected in fair value adjustment for derivative instruments on the accompanying Condensed Consolidated Statements of Income.

           In connection with the adoption of SFAS 133 on January 1, 2001, the Company incorrectly applied the transition rules under SFAS 133 and recorded the cumulative effect of the adoption of SFAS 133 relating to certain swaps which previously qualified for hedge accounting as an adjustment to net income rather than accumulated other comprehensive income.

           In addition, the Company has re-measured the ineffectiveness related to a swap and has reclassified this ineffectiveness from accumulated other comprehensive loss to fair value adjustment for derivative instruments on the accompanying Condensed Consolidated Statements of Income.

           The effect of all of the changes described above was to increase pre tax income by $858 for the three months ended March 31, 2002.

Inter-company Transactions with CAI

           During the period from 1998 to March 2002, there were several transactions wherein Interpool acquired equipment, and the related leases, from CAI on terms that resulted in a profit for CAI.

           Prior to June 27, 2002, the Company's investment in CAI was accounted for under the equity method of accounting. The Company failed to eliminate a portion of inter-company profits in recording its equity portion of the income or loss incurred by CAI. The elimination of these intercompany transactions resulted in a reduction to pre tax income of $434 for the three months ended March 31, 2002.

Inter-company Account Reconciliations

           The Company identified an inter-company account in 2002 that had not been reconciled at December 31, 2001 and 2000 or the interim periods in 2002. This reconciliation, when performed in 2002, resulted in an increase to pre tax income of $475 for the three months ended March 31, 2002.

Accounting for Insurance Claim

           In February 2001, the Company demanded return of all of its equipment on lease to a significant customer based in South Korea. The lessee subsequently commenced insolvency proceedings and did not return the Company's equipment. At the time of this insolvency, the Company maintained insurance coverage against such lessee defaults, and submitted a claim in 2002 to its insurance carriers seeking to recover the value of the receivables owed by the customer (to the extent covered by the insurance policies). The claim includes per diem rental charges for up to one hundred and eighty days after the default date for equipment not returned by the lessee as well as loss, damage and recovery costs relating to the equipment on lease that are also billable to the lessee in accordance with the lease.

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

           As a result of comments made on analogous accounting matters in December 2003 by representatives of regulatory authorities, the Company reviewed its accounting for the insurance claim and determined that the insurance policy should not be treated as a guaranty of the lease because the policy is not imbedded in the lease contract. Utilizing this approach, the lease and the insurance policy are accounted for separately. As such, in connection with the lease, the Company ceased the recognition of lease revenues for amounts billable to the lessee after the lease default date at the time the Company determined that such amounts were not probable of collection from the lessee. In connection with the accounting for the insurance policy, the Company has recorded a receivable which has been limited to the out of pocket costs incurred or losses recorded that would have been billable to the lessee pursuant to the lease contract which are also covered by the insurance contract. Items that are covered under the insurance contract, for amounts billable to the lessee in accordance with the lease that are in excess of out of pocket costs incurred and losses recorded by the Company, are considered a gain contingency. Upon collection of the receivable from the insurance carriers, any amounts in excess of or less than the receivable recorded would be recorded as other (income)/expense, net in the Consolidated Statements of Income.

           The change in the accounting for this insurance claim resulted in a decrease to previously reported pre-tax income of $4,364 for the three months ended March 31, 2002.

Changes in Accruals and Estimates

           Writeoff of Deferred Financing Fees

           As part of the restatement, the Company determined that certain deferred finance costs related to the chassis securitization, which were expensed in the second quarter of 2002, should have been recorded as an expense in the three months ended March 31, 2002. These costs, totaling $684, have been reflected in interest expense in the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2002.

           Other

           The Company made other adjustments consisting of changes to accruals and estimates as well as entries to reclassify previously recorded entries to their correct periods. These adjustments were individually immaterial and increased pretax income by $512 for the three months ended March 31, 2002.

Income Tax Expense (Benefit)

           The change in the provision for income taxes due to the correction of the pretax errors described above decreased the provision for income taxes by $1,255 (including the reclassification of the tax benefit of $472 from discontinued operations) for the three months ended March 31, 2002.

Deferred Tax Asset Valuation Allowance

           The Company completed a review of its deferred tax liabilities and the carrying value of certain tax assets. In connection with this review, the Company reclassified certain tax liabilities to properly reflect them as deferred tax valuation allowances. In addition, the Company increased its provision for income taxes by $265 for the three months ended March 31, 2002 with a comparable increase to its deferred tax liabilities at that date.

Note 3 - Relationship with CAI

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

           The Company's share of the equity losses of CAI for the three months ended March 31, 2002 totaling $1,047 have been recorded in losses for investments accounted for under the equity method in the accompanying Condensed Consolidated Statement of Income. For the three months ended March 31, 2003, CAI's results of operations have been included in the appropriate captions on the accompanying Condensed Consolidated Statement of Income. Minority interest income recorded by the Company for the three months ended March 31, 2003 was $425.

           During the three months ended March 31, 2002, CAI sold containers to Interpool in the amount of $12,155 and recorded a gain on these sales of $730. This income has been eliminated from the accompanying Condensed Consolidated Financial Statements. No sales took place during the three months ended March 31, 2003. All transactions between the Company and CAI have been eliminated in consolidation.

           A total of $75,900 was outstanding under CAI's senior revolving credit facility at March 31, 2003. Borrowings under CAI's senior credit facility are secured by substantially all CAI's assets and are payable on June 27, 2005. The senior credit facility contains various financial and other covenants. At March 31, 2003 CAI was in compliance with all revolving credit facility and lease covenants.

Note 4 - Segment and Geographic Data

           The Company and its subsidiaries conduct business principally in a single industry segment, the leasing of intermodal dry freight standard containers, chassis and other transportation related equipment. Within this single industry segment, the Company has two reportable segments: container leasing and domestic intermodal equipment leasing. The container-leasing segment specializes in the leasing of dry freight standard containers, while the domestic intermodal equipment segment specializes in the leasing of intermodal container chassis and freight rail cars.

           The Company also has limited operations in a third reportable segment that specializes in leasing microcomputers and related equipment. The computer leasing segment consisted of two subsidiaries, Microtech Leasing Corporation (Microtech) and Personal Computer Rentals (PCR). During the third quarter of 2001, Company management adopted a plan to exit this segment. As of December 31, 2002 the assets of Microtech continued to be liquidated and PCR's financial condition had deteriorated. PCR ceased active operations and began to liquidate in the first quarter of 2003. At March 31, 2003 and 2002, expenses related to the activities and ongoing liquidation of PCR are included in the Domestic Intermodal Equipment segment.

           Beginning June 27, 2002 the container-leasing segment includes revenues and expenses and related balance sheet accounts for CAI, previously accounted for under the equity method of accounting.

           The accounting policies of the segments are the same as those described in Note 1. The Company evaluates performance based on profit or loss before income taxes and extraordinary items. The Company's reportable segments are strategic business units that offer different products and services.

           Segment Information

                                                                           Domestic       Computer
                                                           Container      Intermodal      Leasing
     Three Months Ended March 31, 2003:                     Leasing       Equipment      Equipment        Totals
     ----------------------------------                     -------       ---------      ---------        ------

Revenues from external customers                            $40,383         $48,598           $186        $89,167
Lease operating, administrative and other expenses           10,081          19,504             82         29,667
Depreciation and amortization                                15,099           8,098            ---         23,197
Other (income)/expense, net and minority interest              (672)           (120)           (27)          (819)
  expense, net
Loss for investments under equity method                        ---              52            ---             52
Interest income                                                (737)           (292)           ---         (1,029)
Interest expense                                              7,311          18,076              1         25,388
Income before taxes                                           9,301           3,280            130         12,711
Net investment in DFL's                                     303,479         104,348             52        407,879
Leasing equipment, net                                      680,672         878,342            ---      1,559,014
Equipment purchases                                          63,758          39,877            ---        103,635
Total segment assets                                     $1,130,183      $1,139,517         $1,770     $2,271,470

                                                                           Domestic       Computer
                                                           Container      Intermodal      Leasing
     Three Months Ended March 31, 2002 (Restated)           Leasing       Equipment      Equipment        Totals
     --------------------------------------------           -------       ---------      ---------        ------

Revenues from external customers                            $28,468         $45,430           $585        $74,483
Lease operating, administrative and other expenses            6,225          15,275          1,296         22,796
Depreciation and amortization                                14,766          12,739             41         27,546
Other (income)/expense, net and minority interest
  expense, net                                               (5,530)            724             16         (4,790)
Loss for investments under equity method                        ---           1,025            ---          1,025
Interest income                                                (622)         (1,454)           ---         (2,076)
Interest expense                                              6,048          17,523             81         23,652
Income before taxes                                           7,581            (402)          (849)         6,330
Net investment in DFL's                                     190,434          82,785          3,118        276,337
Leasing equipment, net                                      506,234         875,997             62      1,382,293
Equipment purchases                                          19,996          61,853            ---         81,849
Total segment assets                                       $829,006      $1,198,901        $15,102     $2,043,009

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

           Geographic Information

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                   2003               2002
                                                   ----               ----
                                                                   (Restated)
                                                                   ----------
     REVENUES:
     United States                                $57,126            $46,055
     International                                 32,041             28,428
                                                   ------             -------
                                                  $89,167            $74,483
                                                   ======             ======
     ASSETS:
     United States                             $1,305,133         $1,214,163
     International                                966,337            828,846
                                                  -------            -------
                                               $2,271,470         $2,043,009
                                                =========          =========

Note 5 - Lease Securitization Program

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

           The Company classified the retained interest as an available for sale security, which is included in other investment securities in the accompanying Condensed Consolidated Balance Sheets. Accordingly, the retained interest is accounted for at fair value, with any changes in fair value over its allocated historical book value recorded as a component of other comprehensive income, net of tax, in the Statement of Changes in Stockholders' Equity. As of March 31, 2003 and December 31, 2002, the Company estimated the fair market value of retained interest was $7,288 and $10,319, respectively, using a discounted cash flow model assuming expected credit losses of 1.5% and a discount rate of 12.6%, in both periods. For the three months ended March 31, 2003 and 2002, the Company recorded interest income on the retained interest totaling $390 and $544, respectively, which is included in revenues in the accompanying Condensed Consolidated Statements of Income. As of March 31, 2003, assets with a historical book value of $34,611 remain in the qualified special purpose entity with $26,846 of asset-backed notes outstanding.

           Interpool Limited, a subsidiary of the Company (the "Servicer"), acts as servicer for the assets. Pursuant to the terms of the servicing agreement as amended on October 18, 2002, the Servicer is paid a fee of 0.75% of the assets under management. Prior to the amendment to the servicing agreement, the Servicer was paid a fee of 0.40%. The Company's management has determined that the servicing fee paid approximates the fair value for services provided, as such, no servicing asset or liability has been recorded. For the three months ended March 31, 2003 and 2002 the Company received servicing fees totaling $254 and $126, which are included in revenues in the accompanying Condensed Consolidated Statements of Income. For the three months ended March 31, 2003 and 2002 cash flows received on the retained interest were $3,301 and $2,929, respectively.

           At March 31, 2003 and December 31, 2002, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

                                                     March 31, 2003    December 31, 2002
                                                     --------------    -----------------
Carrying amount/fair value of retained interests        $7,288              $10,319
Weighted-average life (in years)                           1.8                  1.8
Expected credit losses (annual rate)                       1.5%                 1.5%
Impact on fair value of 10% adverse change                 $81                  $83
Impact on fair value of 20% adverse change                $141                 $167
Residual cash flows discount rate (annual)                12.6%                12.6%
Impact on fair value of 10% adverse change                $170                 $182
Impact on fair value of 20% adverse change                $306                 $354

           At March 31, 2003, the fair value of the Company's retained interest approximated its net book value.

Note 6 - Derivative Instruments

           The Company's assets are primarily fixed rate in nature while its debt instruments are primarily floating rate. The Company employs derivative financial instruments (interest rate swap agreements) to effectively convert certain floating rate debt instruments into fixed rate instruments and thereby manage its exposure to fluctuations in interest rates.

           As of March 31, 2003 and December 31, 2002, included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets is a liability of $48,265 and $49,577, respectively, representing the market value of the Company's interest rate swap contracts.

           The unrealized pre-tax income (loss) on cash flow hedges for the periods ended March 31, 2003 and December 31, 2002 of $1,160 and $(23,436), respectively have been reported in the Company's Condensed Consolidated Balance Sheet as a component of accumulated other comprehensive income (loss), along with related deferred income tax (provision) benefit of $(426) and $8,703, respectively.

           Amounts recorded in accumulated other comprehensive income would be reclassified into earnings upon termination of these interest rate swap agreements and related debt instruments prior to their contractual maturity. The Company may at its discretion terminate or redesignate any such interest rate swap agreements prior to maturity. At that time any gains or losses on termination would continue to amortize into income to correspond to the recognition of interest on the hedged debt. If such debt instrument was also terminated the gain or loss associated with the terminated derivative included in accumulated other comprehensive loss at the time of termination of the debt would be recognized in the Consolidated Income Statement at that time.

           Pre-tax income of $154 for the three month period ended March 31, 2003 resulting from the change in fair value of interest rate swap agreements held which do not qualify as cash flow hedges under SFAS 133, has been recorded in the Condensed Consolidated Statements of Income as fair value adjustment for derivative instruments. This compares to pre-tax income of $1,459 for the three-month period ended March 31, 2002. Interest rate swap agreements, which qualify as perfect cash flow hedges, have no ineffectiveness and therefore are not reflected in the Condensed Consolidated Statements of Income. Pre-tax losses of $4 for the three month period ended March 31, 2003 resulting from interest rate swap agreements which qualify as cash flow hedges but are not perfectly correlated have associated ineffectiveness and have been recorded in the Condensed Consolidated Statements of Income as fair value adjustment for derivative instruments. This compares to $49 of pre-tax income for the three-month period ended March 31, 2002. Future ineffectiveness related to these interest rate swap agreements will continue to be recorded in the Condensed Consolidated Statements of Income during the next twelve months.

           As of March 31, 2003, the Company held 11 interest rate swap agreements with various financial institutions. The aggregate notional balance of the swaps was $536,160 as of March 31, 2003.

Note 7 - Contingencies and Commitments

           At March 31, 2003 commitments for capital expenditures totaled approximately $39,562.

           The Company is engaged in various legal proceedings from time to time incidental to the conduct of its business. Such proceedings may relate to claims arising out of chassis accidents that occur from time to time which involve death and injury to persons and damage to property. Accordingly, the Company requires all of its lessees to indemnify the Company against any losses arising out of such accidents while the chassis are on-hire to the lessees. In addition lessees are generally required to maintain a minimum of $2,000 in general liability insurance coverage, which is standard in the industry. In addition, the Company maintains a back-up general liability policy of $200,000, in the event that the above lessee coverage is insufficient. While the Company believes that such coverage should be adequate to cover current claims, there can be no guarantee that future claims will never exceed such amounts. Nevertheless, the Company believes that no current or potential claims of which it is aware will have a material adverse effect on its financial condition or results of operations and that the Company is adequately insured against such claims.

Accounting for an Insurance Claim for a Customer in Default

           In February 2001, the Company demanded return of all of its equipment on lease to a significant customer based in South Korea. The lessee subsequently commenced insolvency proceedings and did not return the Company's equipment. At the time of this insolvency, the Company maintained insurance coverage against such lessee defaults, and submitted a claim in 2002 to its insurance carriers seeking to recover the value of the receivables owned by the customer (to the extent covered by the insurance policies). The claim includes per diem rental charges for up to one hundred and eighty days after the default date for equipment not returned by the lessee as well as loss, damage and recovery costs relating to the equipment on lease that are also billable to the lessee in accordance with the lease. At March 31, 2003 and December 31, 2002, the receivable due from the insurance carriers totaled approximately $19,759 and $19,606, respectively, related to the Company's claim. The Company's total claim exceeds $35,000, the maximum coverage under its insurance policy. The collectibility of the claim is subject to litigation. It is impossible to give assurance as to the ultimate outcome of this proceeding in view of the uncertainties inherent in any litigation. The Company believes that the facts as they have been developed through discovery, and the applicable law, should entitle it to a recovery in the full amount of the claim. The Company will continue to monitor the progress and development of this litigation. As the litigation progresses, the Company will continue to evaluate the prospects for full recovery on its insurance claim and reserves for the impairment of the asset values may become necessary. If the Company is unsuccessful in this litigation, its maximum write-off at March 31, 2003 would amount to $19,759 ($17,254, net of tax). For additional information regarding this insurance claim, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

           Also, refer to Note 8–Subsequent Events–Stockholder Litigation section for additional discussion of legal proceedings involving the Company.

           At March 31, 2003, the following guarantees were issued and outstanding:

Indemnifications

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

           Taxes

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

           Contractual Relationships

           The Company entered into a number of operating leases during 2000 and 2002 in which it guaranteed a portion of the residual value of the leased equipment. These leases have terms that expire between 7 and 10 years. If at the end of the lease term the fair market value of the equipment is below the guaranteed residual value in the agreement the Company is liable for a percentage of the deficiency. The total of these guarantees is $12,405 of which $1,451 could be due in 4 to 5 years, with the remaining $10,954 potentially due in greater than 5 years. As of March 31, 2003 and December 31, 2002, included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets is a liability of $111 and $99, respectively, representing the accrual for the estimated exposure under these guarantees.

           Standby Letters of Credit

           As of March 31, 2003, CAI, a consolidated subsidiary, had two outstanding letters of credit totaling $6,000, which guarantee its obligations under certain operating lease agreements. These letters of credit expire in May, 2005.

           Guarantee of Unconsolidated Affiliate Debt

           Since 2000, the Company has guaranteed PCR debts due to third parties totaling $5,000. At December 31, 2002, with PCR in liquidation, a determination was made that it is probable that the Company will incur costs related to this guarantee. As a result, the Company has recorded a liability representing its guarantee of PCR debts net of amounts collected related to PCR's liquidation. At March 31, 2003 and December 31, 2002 this liability totaled $4,429 and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet. Although there is a recourse provision that allows the Company to recover payments under the guarantee, recovery is unlikely.

Note 8 - Subsequent Events

Financing Activities

           The Company funds a significant portion of the purchase price for new containers and chassis through borrowings under its revolving credit agreement and other lines of credit or through secured financings with financial institutions. While the Company successfully completed several financings during 2003, including a financing of approximately $44,000 during December, the Company's ability to borrow funds on favorable terms has been severely limited since March 31, 2003 because of the restatement to its historical financial statements and the related Audit Committee and SEC investigations, the delay in completing its audited 2002 financial statements and filing its Annual Report on Form 10-K for 2002 with the SEC, and the delay in completing its quarterly financial statements for 2003 and filing its Quarterly Reports on Form 10-Q for periods in 2003. This has required the Company to reduce the level of new business it has written with customers.

Manufacturer Obligations

           In the past, the Company has paid its equipment manufacturers for acquisitions of containers and chassis within normal trade terms. During 2003, the Company was unable to make payments on a normal schedule because of the limited availability of new financings and, accordingly, deferred payment of a substantial portion of its payment obligations to these manufacturers. As of December 31, 2003, the total amount the Company owed to these manufacturers for equipment already delivered (most of which has been placed into service in its fleet) or committed to purchase was approximately $66,500. Of this amount, $19,100 was represented by promissory notes the Company issued to these manufacturers during 2003, each of which originally provided for payment in full by November 30, 2003. During December 2003, the Company paid approximately $54,000 to its manufacturers and entered into agreements with the manufacturers providing for the Company to pay approximately $64,200 of the remaining balance of its obligations by February 29, 2004, with the remaining approximately $2,300 to be paid during March and April 2004.

           During January and February 2004, the Company has reduced its obligations to these manufacturers to $52,095, primarily through the use of available cash. The Company expects to pay these manufacturers $4,481 from available cash resources in March, 2004. In addition, the Company's manufacturers have agreed, in February 2004, to further defer $46,249 until April 1, 2004, while $1,365 is due to manufacturers after April 1, 2004 based upon normal payment terms. The Company currently intends to fund its remaining payment obligations to these manufacturers with proceeds from a financing that is currently in process and is expected to close before March 31, 2004. However, this financing is not assured and remains subject to documentation and other customary closing conditions before it can be consummated. The Company may also elect to fund a portion of its obligations to these manufacturers through use of its available cash (subject, if required, to obtaining approval from certain lenders to reduce minimum cash balance requirements as described below). If necessary, the Company may also seek further deferrals from these manufacturers. If the Company is not able to consummate a significant financing prior to April 1, 2004 or obtain any required approvals from lenders to reduce the minimum cash balance requirements as described below, or obtain further deferrals from its manufacturers for payment dates subsequent to April 1, 2004, the impact on the Company's near-term liquidity would be significant. (See Ongoing Debt Waivers section below for further discussion.)

Debt Modifications and Waivers

           In July 2003, October 2003 and January 2004, in connection with obtaining necessary amendments under its revolving credit facility due to the late filing of the Company's periodic reports with the SEC and the restatement of its past financial statements, the Company agreed, among other things, to maintain specified levels of unrestricted cash and cash equivalents until all delinquent SEC filings are made. Specifically, the Company agreed to maintain unrestricted cash and cash equivalents of at least $71,000 at all times and at least $80,000 as of the last business day of each month, until the Company's 2002 Form 10-K was filed. The Company's 2002 Form 10-K was filed on January 9, 2004. Subsequent to January 9, 2004, the Company is obligated to maintain unrestricted cash and cash equivalents of at least $60,000 at all times and at least $67,500 as of the last business day of the month until completion and filing of all delayed financial statements for 2003 and 2004. This minimum cash requirement was also adopted in the waivers for the container securitization and one other loan agreement. In conjunction with the waiver received during February 2004, the Company became obligated to make increased amortization payments under its revolving credit facility beginning March 2004.

           During January 2004, the Company's lenders agreed to extend the expiration of the waiver relating to the late filing of its Quarterly Report on Form 10-Q for the first quarter of 2003 from January 31, 2004, to February 29, 2004.

           During February 2004, the Company provided its lenders with a revised schedule for completing and submitting all of its financial statements and periodic SEC filings for the years 2003 and 2004, and requested that the lenders waive any non-compliance with the reporting requirements contained in the loan documents and debt instruments relating to these statements and filings until the respective dates included in the revised schedule. The revised dates the Company provided to its lenders are:

Statement                               Revised Completion Date
---------                               -----------------------
2003 - Second Quarter 10-Q              On or before April 15, 2004
2003 - Third Quarter 10-Q               On or before May 31, 2004
2003 - 10-K                             On or before August 31, 2004
2004 - First Quarter 10-Q               On or before December 31, 2004
2004 - Second Quarter 10-Q              On or before December 31, 2004
2004 - Third Quarter 10-Q               On or before December 31, 2004

          The Company has received waivers from substantially all of its lenders agreeing to the dates above and has received waivers from the remaining lenders through at least April 1, 2004, one of which will be automatically extended if the Company consummates its pending financing by that date. If the Company is not able to obtain additional waivers subsequent to April 1, 2004 from certain of its lenders for the delayed filing of its 2003 and 2004 financial statements, the impact to the Company's near-term liquidity would be significant. (See Ongoing Debt Waivers section below for further discussions.)

New Borrowings

           The Company is currently in the final stages of documentation regarding a financing facility for which a firm commitment has been received. The commitment is for approximately $90,000 and will be secured by containers. This financing has not been consummated and accordingly no assurance can be given that these funds will become available to the Company. Proceeds from this financing would be used to pay outstanding obligations to the Company's equipment manufacturers and for general corporate purposes.

Rating Agency Downgrades

           During October and November, 2003, the ratings on the Company's debt securities were downgraded by three major rating agencies, Standard & Poor's, Fitch, and Moody's, citing the resignation of its President, continued delay in issuing audited restated financial statements for 2000 and 2001 and its audited financial statements for 2002 that were to be included in its 2002 Form 10-K and the need to obtain waivers from its lending group for technical defaults under the loan agreements associated with the financial statement delays. The Company's debt securities were again downgraded by all three rating agencies on December 29, 2003. On January 27, 2004, Moody's again downgraded the Company's debt securities citing continued uncertainty associated with the delayed release of the Company's financial information for 2003. The Company has been advised that Moody's also reduced the "shadow rating" of the Company's chassis securitization. The Company has been advised by the participants in this securitization that they will waive any early amortization event or default associated with the downgrade of the "shadow rating" on a periodic basis, and such participants have given such a waiver through April 1, 2004. The Company has been advised that it is likely that the pricing associated with the chassis securitization will be adversely affected, although the amount of any such pricing increase has not yet been determined. There can be no assurance that the waiver described above will continue to be granted or extended. Should waivers subsequent to April 1, 2004 not be granted, the unfavorable impact on the Company's near-term liquidity would be significant. Such downgrades may also have a negative effect on the Company's ability to access the capital markets in the future, as well as on the Company's interest cost. (See Ongoing Debt Waivers section below for further discussion.)

Proposed Delisting by the New York Stock Exchange

           On December 29, 2003, the New York Stock Exchange ("the Exchange") suspended trading in the Company's common stock and other listed securities and the staff of the Exchange informed the Company that they had recommended that delisting procedures be commenced. The Exchange stated that this action was taken because of the overall uncertainty surrounding the Company's previously announced restatement of its 2001 and 2000 results and the continued delay in the completion of its current financial statement filing requirements. The Company's 2002 Form 10-K was filed on January 9, 2004. The Company has appealed the decision and recommendation of the staff of the Exchange, and a hearing before a Committee of the Board of Directors of the Exchange is scheduled for March 10, 2004. However, the Company is unable to predict whether the Exchange will ultimately determine not to delist the Company's securities, or to allow trading in the Company's securities on the Exchange to resume and cannot provide any assurance as to the timing of any decision by the Exchange regarding the Company's appeal. Since the suspension of trading on the Exchange took effect on December 29, 2003, the Company's common stock has been traded on the over-the-counter market under the symbol IPLI. Information regarding bid and asked prices may be obtained from the web site maintained by pinksheets.com.

Stockholder Litigation

           In February 2004, several lawsuits have been filed by stockholders of the Company in the United States District Court for the District of New Jersey, naming the Company and certain of its present and former executive officers and directors as defendants. The complaints allege violations of the federal securities laws relating to the Company's reported financial statements for the years ended December 31, 2000 and 2001 and the nine months ended September 30, 2002, which the Company announced in March 2003 would require restatement. Each of the complaints purports to be a class action brought on behalf of persons who purchased the Company's securities during a specified period. The lawsuits seek unspecified amounts of compensatory damages and costs and expenses, including legal fees. The Company intends to vigorously defend these lawsuits but is unable at this time to ascertain the impact these lawsuits may have on its financial condition or results of operations.

Ongoing Debt Waivers

           As described in the Manufacturer Obligations, Debt Modifications and Waivers and Rating Agency Downgrades deferrals sections above, the Company may be required to obtain additional waivers from its lenders and deferrals from its equipment manufacturers subsequent to April 1, 2004. In the event that (i) any additional waiver was required and could not be obtained before the applicable deadline; (ii) any of the Company's existing waivers ceased to be effective in accordance with their terms based upon future developments; or (iii) the Company were to be unable to meet the payment obligations to the equipment manufacturers by April 1, 2004, the Company might be in violation of the terms of its indebtedness, and the lenders could exercise their right to declare the Company in default, accelerate the indebtedness owed to such lenders, and take other action against the Company. Moreover, the taking of any such action, or the possibility that such action could be taken, could cause one or more of the Company's other financial institutions to take action against the Company, such as declaring the Company in default, accelerating the indebtedness owed to such lender, and/or attempting to exercise rights as a secured creditor with respect to any collateral. In addition, several of the waivers the Company has obtained are contingent upon certain events, including but not limited to a determination by the applicable lender that the changes resulting from the Company's financial restatement to its historical financial statements for 2001 and 2000 and the first nine months of 2002 does not represent a material adverse change to the Company's financial condition for these periods as originally reported. While the restatement was necessary, the Company believes that its revised financial statements do not represent such a material change. If any of these circumstances were to occur, the Company could be deemed to be in default under the terms of its indebtedness, in which event the Company might not be able to meet its obligations to its lenders or other creditors and might not be able to prevent such parties from taking actions that could jeopardize the Company's ability to continue to operate its business.

           For further discussion of events occurring subsequent to March 31, 2003 see the Company's 2003 Annual Report on Form 10-K – Note 21 – Subsequent Events.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion of our historical financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this report. All financial information in this report gives effect to the restatement of our financial statements for 2000 and 2001 and for the quarter ended March 31, 2002. (Unless otherwise indicated, all fleet statistics including the size of the fleet, utilization of the leasing equipment or the rental rates per day that are set forth in this Quarterly Report on Form 10-Q exclude the information of our 50%-owned consolidated subsidiary CAI.)

           The information in this Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the securities laws. These forward-looking statements reflect the current view of the Company with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included in this report, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

           We suggest that this quarterly report be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2002 Form 10-K.

Restatement of Previously Issued Financial Statements

           This quarterly report on Form 10-Q contains our restated Condensed Consolidated Financial Statements for the three months ended March 31, 2002. During 2003, we performed an analysis of our previously issued Condensed Consolidated Financial Statements for the three months ended March 31, 2002 and identified certain errors. Our analysis also included the Consolidated Financial Statements for the years ended December 31, 2001 and 2000 and the related interim periods, which periods are included in our 2002 Form 10-K.

           The nature of the errors and the restatement adjustments that we have made to our Condensed Consolidated Financial Statements for the three months ended March 31, 2002 are set forth in Note 2-Restatement of Previously Issued Financial Statements.

           For additional information regarding this restatement see Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2002 Form 10-K.

General

           We generate revenues through leasing transportation equipment, primarily intermodal chassis and dry freight standard containers. Most of our revenues are derived from payments under operating leases and from income earned under finance leases, under which the lessee generally has the right to purchase the equipment at the end of the lease term.

           Revenue derived from an operating lease generally consists of the monthly lease payments from the customer. For the three months ended March 31, 2003 and 2002, revenues derived from operating leases were $79.1 million (89% of revenues) and $66.3 million (89% of revenues), respectively.

           Revenue derived from a direct finance lease consists only of income recognized over the term of the lease using the effective interest method. The principal component of the direct finance lease payment is reflected as a reduction to the net investment in the direct finance lease. For the three months ended March 31, 2003 and 2002, total payments from direct finance leases were $29.2 million and $21.3 million, respectively and the revenue component of total lease payments totaled $10.1 million (11% of revenues) and $8.2 million (11% of revenues), respectively.

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

           Our container leasing operations are conducted through our subsidiary, Interpool Limited, a Barbados corporation. Our effective tax rate benefits substantially from the application of an income tax convention, pursuant to which the profits of Interpool Limited from container leasing operations are exempt from federal taxation in the United States. These profits are subject to Barbados tax at rates that are significantly lower than the applicable rates in the United States. Our chassis leasing operations are conducted primarily through Trac Lease, Inc. ("Trac Lease") and Interpool. The short-term portion of our container leasing operations is conducted through our 50%-owned consolidated subsidiary, CAI. A portion of our other United States equipment-leasing activities are conducted through Interpool itself.

           On June 27, 2002, our 50% owned subsidiary, CAI, which concentrates on short term container leasing, entered into a new $110 million senior credit agreement with a group of financial institutions. To facilitate the closing of this new credit facility, we agreed to extend the repayment terms of an outstanding subordinated note of CAI held by us and modified certain financial covenants of the note. At the same time, we were granted the right to appoint a majority of CAI's board of directors. As a result of these transactions and gaining a majority position on CAI's board, our financial statements include CAI as a consolidated subsidiary commencing June 27, 2002. Previously, CAI was accounted for under the equity method of accounting. Our share of the equity losses of CAI for the period from January 1, 2002 through March 31, 2002 totaling $1.0 million have been recorded in losses for investments accounted for under the equity method in the accompanying Condensed Consolidated Statements of Income. For the period from January 1, 2003 through March 31, 2003, CAI's results of operations have been included in the appropriate captions on the accompanying Condensed Consolidated Statements of Income. Transactions between the Company and CAI have been eliminated in consolidation. Minority interest income recorded by the Company for the three months ended March 31, 2003 was $425. The assets and liabilities of CAI at December 31, 2002 and March 31, 2003 have been included on the accompanying Condensed Consolidated Balance Sheet. See Note 3-Relationship with CAI.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

           Revenues. Our revenues increased to $89.2 million for the three months ended March 31, 2003, from $74.5 million in the three months ended March 31, 2002, an increase of $14.7 million or 20%. The increase was primarily attributable to $8.7 million of incremental leasing revenues as a result of consolidating CAI. In addition, container and chassis operating lease revenues increased $4.3 million and finance lease revenues increased $1.9 million, partially offset by reduced operating lease revenues of $.2 million contributed by Microtech as compared to the prior year period. Although our container and chassis fleets increased in size by 10% and 4%, respectively as compared to the three months ended March 31, 2002, operating lease revenue was adversely affected by reductions in the daily rental rates of 4% for containers and 1% for chassis. The decrease in container rates resulted from the termination of leases with higher rates that were written when the cost of equipment was higher than it is currently. These leases are being replaced by leases with lower rates reflecting the current cost of equipment. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire. Under this method, utilization rates of our container fleet and our domestic intermodal chassis operating fleet at March 31, 2003 were 99% and 94%, respectively, as compared to 96% and 92%, respectively, at March 31, 2002. The utilization rates of our container fleet, considering CAI's actual utilization rates for our containers managed by CAI, were 93% and 89% at March 31, 2003 and 2002, respectively. The weighted average revenue per day earned by us for our containers managed by CAI was $.94 and $.92 per unit for the three months ended March 31, 2003 and 2002, respectively. The increase in revenue per day was the result of higher rates in the short term leasing market.

           Lease Operating and Administrative Expenses. Our lease operating and administrative expenses increased to $28.0 million for the three months ended March 31, 2003 from $22.1 million in the three months ended March 31, 2002, an increase of $5.9 million or 27%.

           The increase was primarily due to:

•	An increase of $4.6 million resulting from the consolidation of the activities of CAI.

•	An increase in maintenance and repair costs of $3.4 million primarily due to the refurbishment of chassis for use within the chassis product line.

•	An increase in salaries of $.6 million primarily due to an increase in the bonus accrual as compared to the three months ended March 31, 2002, as well as an increase in headcount as compared to the prior year period.

•	An increase in audit related expenses of $.5 million primarily as a result of our decision to restate our 2001 and 2000 annual financial results and the financial results of the first three quarters of 2002.

•	A reduction in positioning and handling expense, net of $1.7 million primarily due to increased positioning and handling income as a result of services provided for our armed forces during the three months ended March 31, 2003.

•	A decrease in storage costs of $1.2 million primarily due to increased utilization of our fleet managed by CAI, as well as a reduction in storage related expenses as we sell equipment recovered from a customer in default.

           Lease operating and administrative expenses will increase for the remaining quarters of 2003 as a result of our restatement of our financial statements for the years ended December 31, 2000 and 2001 as well as for the first three quarters of 2002. In addition, we have incurred significant costs related to the Audit Committee's investigations, separation agreements with our former Chief Financial Officer and our former President, legal representation for the Company as well as our officers, directors and employees, and the payment of bank fees in order to obtain necessary waivers.

           The estimated costs and their expected pre tax impact on the remaining quarters of 2003, based upon the periods in which these costs were incurred, are as follows:

(Dollars in millions)              June 30,       September 30,       December 31,
Quarters ended:                      2003             2003                2003
---------------                      ----             ----                ----

Audit fees for the reedits
  and restatements                    $1.3             $1.0                $1.3
Cost of investigations                  .2              3.2                 2.5
Legal and consulting fees               .1              1.1                 2.0
Separation agreements                  ---              4.5                 1.4
Bank fees                               .1               .5                 1.0
                                      ----             ----                ----
                                      $1.7            $10.3                $8.2
                                      ====            =====                =====

           The amounts above include the entire cost incurred under both separation agreements and these costs are reflected in the periods in which these individuals resigned from their positions.

           We will continue to incur additional costs in 2004 related to the formal investigation of our activities by the SEC, our proceedings before the New York Stock Exchange, additional legal representation for the Company and our officers, directors and employees and for certain bank fees in order to obtain additional waivers related to our delayed filings. At this time, it is not possible to estimate these additional costs and their effect on the financial results for the reporting periods of 2004.

           Provision for Doubtful Accounts. Our provision for doubtful accounts decreased to $1.8 million for the three months ended March 31, 2003 from $2.2 million for the three months ended March 31, 2002. The decrease was primarily attributable to reduced provisions provided by Microtech as compared to the prior year period ($1.1 million), partially offset by increased provisions provided by the Company. During the three months ended March 31, 2003, we experienced an increase in our non-performing receivables of $.2 million ($11.3 million at March 31, 2003 and $11.1 million at December 31, 2002.) As of March 31, 2003 and December 31, 2002, our non-performing receivables, net of applicable reserves, were 1.33% and 2.54%, respectively, of accounts and notes receivables, net. Our provision for doubtful accounts is provided based upon a review of the outstanding receivables and an evaluation of the adequacy of the allowance for doubtful accounts. The adequacy of our allowance for doubtful accounts is periodically reviewed based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of finance lease receivables.

           Fair Value Adjustment for Derivative Instruments. Our non-cash fair value adjustment for derivative instruments income decreased to $.2 million for the three months ended March 31, 2003 from $1.5 million in the three months ended March 31, 2002, a decrease of $1.3 million. This decrease was primarily attributable to the change in the fair value of interest rate swaps accounted for as free standing derivatives (including the amortization of amounts included in accumulated other comprehensive income upon the adoption of SFAS No. 133 on January 1, 2001) and the ineffectiveness for cash flow hedges that are not perfectly correlated which resulted in income of $.2 million for the three months ended March 31, 2003 as compared to income of $1.5 million for the three months ended March 31, 2002.

           Depreciation and Amortization of Leasing Equipment. Our depreciation and amortization expenses decreased to $23.2 million for the three months ended March 31, 2003, from $27.5 million for the three months ended March 31, 2002, a decrease of $4.3 million or 16%.

           While our operating fleet grew, the related increase in depreciation was offset by the following:

•	A write off of $7.9 million during the three months ended March 31, 2002, which represented the book value of the unrecovered equipment from a lease customer in default.

•	Depreciation savings of $2.3 million and $.2 million (during the first quarter of 2003 when compared to 2002) due to the changes to our estimated useful lives for chassis and containers, respectively.

•	An increase in depreciation expense of $4.1 million resulting from the consolidation of the activities of CAI.

•	An impairment write-down of $.7 million in 2003 based on an evaluation of certain equipment returned by a customer during the first quarter of 2003.

           Losses for Investments Accounted for Under the Equity Method. The decrease in losses for investments accounted for under the equity method of $1.0 million during the three months ended March 31, 2003 as compared to the prior year period resulted primarily from decreased equity method losses of CAI that we recorded through June 26, 2002, at which time CAI became our consolidated subsidiary. For the period from January 1, 2002 through March 31, 2002, our share of the equity losses of CAI was $1.0 million.

           Other (Income)/Expense, Net. We had other (income)/expense, net of $(1.2) million during the three months ended March 31, 2003 compared to $(5.6) million for the three months ended March 31, 2002. The decrease of $4.4 million from the three months ended March 31, 2002 was primarily due to:

•	An $8.6 million decrease for income recorded in Q1 2003 ($.2 million) as compared to Q1 2002 ($8.8 million) for costs incurred and losses realized on a defaulted lease that we expect to recover through our insurance policy.

•	$2.3 million of losses from PCR's operations for the first quarter of 2002, recorded in accordance with SEC Staff Accounting Bulletin Topic 5e.

•	Gains on equipment sales of $.9 million during the three months ended March 31, 2003 as compared to losses on equipment sales of $.9 million during the prior year period. The change of $1.8 million resulted primarily from a full quarter of gains on equipment sales to third parties recognized by CAI which became a consolidated subsidiary on June 27, 2002, as well as the sale of leasing equipment recovered from a customer in default which generated losses during the three months ended March 31, 2002.

           Interest Expense. Our interest expense increased to $25.4 million in the three months ended March 31, 2003 from $23.7 million in the three months ended March 31, 2002, an increase of $1.7 million or 7%. The increase in interest expense was primarily attributable to increased borrowings to fund capital expenditures, resulting in incremental interest expense of $2.2 million, incremental interest expense of $.9 million as a result of consolidating CAI and increased amortization of deferred financing fees of $.5 million. These increases to interest expense were partially offset by reduced interest rates resulting in reduced interest expense of $1.9 million.

           Interest Income. Our interest income decreased to $1.0 million in the three months ended March 31, 2003 from $2.1 million in the three months ended March 31, 2002, a decrease of $1.1 million or 52%. The decrease in interest income was primarily due to reduced earnings on invested cash balances due to lower interest rates.

           Minority Interest (Income)/Expense, Net. The change in minority interest (income)/expense, net of $.4 million for the three months ended March 31, 2003 as compared to the prior year period resulted primarily from an increase in minority interest income of $.4 million as a result of the consolidation of CAI effective June 27, 2002.

           Provision for Income Taxes. We recorded an income tax provision of $1.8 million for the three months ended March 31, 2003 as compared to a tax provision of $.1 million for the three months ended March 31, 2002. This increase in the provision for income taxes was caused by higher pre-tax income of $6.4 million and the mix between pre-tax income and losses generated from international sources and United States sources. The international container division that is taxed at lower rates (approximately 3%) based upon the income tax convention between the United States and Barbados, contributed favorably to net income. Income/losses contributed by the domestic intermodal division, which are taxed at higher United States tax rates, provided a tax provision/benefit in 2003 and 2002, respectively. Additionally, other provisions for deferred tax asset valuation allowances increased the tax provision by $.3 million in the first quarter of 2002.

           Net Income. As a result of the factors described above, our net income increased to $10.9 million in the three-month period ended March 31, 2003 from $6.2 million in the three-month period ended March 31, 2002.

Liquidity and Capital Resources

           Historically, we have used funds from various sources to meet our obligations and to finance the acquisition of equipment for lease to customers. The primary funding sources have been cash provided by operations, borrowings (generally from banks), securitization of lease receivables, the issuance of capital lease obligations and the sale of our securities. In addition, we have generated cash from the sale of equipment being retired from our fleet. In general, we have sought to meet debt service requirements from the leasing revenue generated by our equipment.

           We have usually funded a significant portion of the purchase price for new containers and chassis through borrowings under our revolving credit agreement and other lines of credit or through secured financings with the financial institutions with which we have relationships. Throughout our years in business, we have been successful in completing financings on favorable terms on a regular basis and in the ordinary course of our business. However, while we have successfully completed several significant financings during 2003 (See Note 21, "Subsequent Events", to our Annual Financial Statements on Form 10-K for the year ended December 31, 2002 for further discussion), our ability to borrow funds on favorable terms has been severely limited since March 31, 2003. This is attributable to the restatement to our historical financial statements, the related Audit Committee and SEC investigations, the delay in completing our audited 2002 financial statements and filing our 2002 Form 10-K with the SEC, and the delay in completing and filing our quarterly reports on Form 10-Q for 2003. Our reduced ability to borrow funds on favorable terms has required us to reduce the level of new business we have written with customers.

           In addition, although we have in the past paid our equipment manufacturers, most of which are located in China, for our acquisitions of containers and chassis within normal trade terms (generally 60-90 days), we have generally not been able to make payments on this schedule since early 2003 because of the limited availability of new financings. As a result, we negotiated extensions of these trade terms and obtained approval of our manufacturers to defer a substantial portion of our payment obligations to them. As of December 31, 2003, the total amount we owed to these manufacturers for equipment already delivered (most of which has been placed into service in our fleet) or committed to purchase was approximately $66.5 million. Of this amount, $19.1 million was represented by promissory notes we issued to these manufacturers during 2003, each of which originally provided for payment in full by November 30, 2003. During December 2003, we paid approximately $54.0 million to our manufacturers and entered into agreements with the manufacturers providing for us to pay approximately $64.2 million of the remaining balance of our obligations by February 29, 2004, with the remaining $2.3 million to be paid during March and April 2004.

           During January and February 2004, we have reduced our obligations to these manufacturers to $52.1 million, primarily through the use of available cash. We expect to pay these manufacturers $4.5 million from available cash resources in March, 2004. In addition, our manufacturers have agreed, in February 2004, to further defer $46.2 million until April 1, 2004, while $1.4 million is due to manufacturers after April 1, 2004 based upon normal payment terms. We currently intend to fund our remaining payment obligations to these manufacturers with proceeds from a financing that is currently in process and is expected to close before March 31, 2004. A firm commitment exists for this financing, in the amount of approximately $90.0 million. While this commitment has been received and documentation is in process this financing is not assured and remains subject to documentation and other customary closing conditions before it can be consummated. Proceeds from this financing would be used to pay the outstanding obligations to our equipment manufacturers and for general corporate purposes.

           We may also elect to fund a portion of our obligations to our equipment manufacturers through use of our available cash (subject, if required, to obtaining approval from certain lenders to reduce minimum cash balance requirements as described below and in Note 8 to the Condensed Financial Statements contained in this quarterly report on Form 10-Q). If necessary, we may also seek further deferrals from these manufacturers. Neither the lender approvals described above, nor agreement by the equipment manufacturers to further payment deferrals, are assured.

           While we are optimistic that we will be able to obtain the financing necessary to enable us to satisfy our remaining manufacturer obligations on the schedule we have presented to our manufacturers, in the event that we are unable to promptly consummate one or more financings for at least $55.0 million, our available cash resources would likely not be sufficient to make the remaining payments that may be required by our manufacturers, and one or more of these manufacturers could take action against us. These actions could be very disruptive to our business and might include the commencement of legal proceedings (either in the United States or in another country), exercising offset rights with respect to lease payments due from lessees under common ownership or otherwise affiliated with the manufacturer, directing lessees of equipment not yet paid for to make their lease payments to the manufacturer, or seeking to take possession of equipment sold to us for which payment had not been made. Even without any such action being taken, our future relationships with these manufacturers could be adversely affected by any failure to meet the agreed upon schedule of payments. In addition, the taking of such action by one or more manufacturers, or the possibility that such action could be taken based upon our failure to satisfy our remaining payment obligations to these manufacturers, may prompt one or more of our other lenders to claim that a cross-default has occurred under the provisions of such lender's debt instruments and to attempt to declare the obligations due to such lender immediately due and payable. If at that time we were to be unable to pay these obligations in full or obtain additional deferrals from, or otherwise satisfy, the manufacturers, such a lender might attempt to exercise its rights as a secured creditor with respect to its collateral or take other action against us. Accordingly, we believe it is in our best interests for us to pay our obligations to our equipment manufacturers as promptly as possible.

           During October and November, 2003, the ratings on our debt securities were downgraded by three major rating agencies, Standard & Poor's, Fitch, and Moody's, citing the resignation of our President, continued delay in issuing audited restated financial statements for 2000 and 2001 and audited financial statements for 2002 that were to be included in our 2002 Form 10-K and the need to obtain waivers from our lending group for technical defaults under the loan agreements associated with the financial statement delays. Our debt securities were again downgraded by all three rating agencies on December 29, 2003. On January 27, 2004, Moody's again downgraded our debt securities citing continued uncertainty associated with the delayed release of our financial information for 2003. We have been advised that Moody's also reduced the "shadow rating" of our chassis securitization. We have been advised by the participants in this securitization that they will waive any early amortization event or default associated with the downgrade of the "shadow rating" on a periodic basis, and such participants have given such a waiver through April 1, 2004. We have been advised that it is likely that the pricing associated with the chassis securitization will be adversely affected, although, the amount of any such pricing increase has not yet been determined. There can be no assurance that the waiver described above will continue to be granted or extended. Should any required waivers subsequent to April 1, 2004 not be granted, the unfavorable impact on our near-term liquidity would likely be significant. Such downgrades may also have a negative effect on our ability to access the capital markets in the future, as well as on our interest cost.

           Because our financial restatement and re-audits, as well as the completion of the internal investigations by special counsel to our Audit Committee, prevented the timely completion of our financial statements and Form 10-K for the year ended December 31, 2002 and our financial statements and Quarterly Reports on Form 10-Q for interim periods in 2003, we requested and received necessary waivers under our debt agreements. During February 2004, we provided our lenders with a revised schedule for completing and filing our financial statements and periodic SEC filings for 2003 and 2004, and requested that our lenders waive any default resulting from the late preparation and filing of our financial statements and required periodic reports contained in our loan documents and debt instruments until the respective dates set forth in the revised schedule. The revised dates we provided to our lenders are:

     Statement                          Revised Completion Date
     --------                           -----------------------
     2003 - Second Quarter 10-Q         On or before April 15, 2004
     2003 - Third Quarter 10-Q          On or before May 31, 2004
     2003 - 10-K                        On or before August 31, 2004
     2004 - First Quarter 10-Q          On or before December 31, 2004
     2004 - Second Quarter 10-Q         On or before December 31, 2004
     2004 - Third Quarter 10-Q          On or before December 31, 2004

           While we have requested that our lenders and financial institutions waive compliance with the applicable reporting requirements until the respective dates shown in the table, we intend to complete and file our SEC reports earlier than these deadlines. We have received waivers from substantially all of our lenders agreeing to the dates above and have received waivers from the remaining lenders through at least April 1, 2004, one of which will be automatically extended if we consummate a pending financing by that date. If we are not able to obtain additional waivers subsequent to April 1, 2004 from certain of our lenders for the delayed filing of our 2003 and 2004 financial statements, the impact to our near-term liquidity would be significant.

           In the event that any additional waiver was required and could not be obtained before the applicable deadline, we might be in violation of the terms of the applicable indebtedness, and the lender could exercise its right to declare us in default, accelerate the indebtedness owed to such lender, and take other action against us. Moreover, the taking of any such action, or the possibility that such action could be taken, could cause one or more of our other financial institutions to take action against us. As described below, in connection with the receipt of certain waivers, we agreed to certain modifications to the terms of several of our debt agreements, including in a few cases, the pledging of additional collateral and changes to amortization schedules. Several of these waivers provide by their terms that the waiver is void if certain events occur, such as a declaration of default by one or more of our other lenders, or the commencement of civil or criminal proceedings against us or any adverse action by the SEC, if such civil or criminal proceedings or SEC action has a material adverse effect upon our ability to perform our contractual obligations, or if our common stock is delisted by the New York Stock Exchange. To date, we do not believe that any of these actions has occurred, although the staff of the New York Stock Exchange has recommended that our common stock and other listed securities be delisted and we have appealed this decision. We are unable to predict whether the Exchange will ultimately determine not to delist our securities or to allow trading in our securities on the Exchange to resume and cannot provide any assurance as to the timing of any decision by the Exchange regarding our appeal. In addition, several of the waivers we obtained are contingent upon certain events, including but not limited to a determination by the applicable lender that the changes resulting from our financial restatement to our historical financial statements for 2001 and 2000 and the first nine months of 2002 do not represent a material adverse change to our financial condition for these periods as originally reported. While the restatement was necessary, we believe that our revised financial statements do not represent such a material change. In addition, none of our lenders has notified us thus far that the financial results described in our report on Form 10-K for the year 2002, issued on January 9, 2004, represent such a material adverse change. In the event any of our existing waivers ceased to be effective by its terms based upon future developments, we could be deemed to be in violation of the terms of the indebtedness to which the waiver relates.

           In the event of any default or violation under the terms of our indebtedness or our failure to meet manufacturer obligations described above, one or more of our lenders could exercise their right to declare us in default, accelerate the indebtedness owed to such lenders, and take other actions against us, such as attempting to exercise rights as a secured creditor with respect to any collateral. If any of these circumstances were to occur, we might not be able to meet our obligations to our lenders and other creditors and might not be able to prevent such parties from taking actions that could jeopardize our ability to continue to operate our business.

           In connection with our delayed SEC filings and the receipt of waivers from our lenders necessitated by the delayed filings, the members of our Board of Directors and certain of their affiliates who own shares of our common stock agreed to defer their receipt of any dividend payments, including those we may declare in the future, until we are in compliance with all SEC filing requirements.

Cash Flow Through March 31, 2003

           Between 1990 and the early part of 2003, we steadily increased our fleet of chassis and containers and added to our portfolio of finance and operating leases. We provided cash flow from operations of $23.7 million and $19.2 million in the three-month periods ended March 31, 2003 and 2002, respectively. Net cash provided by financing activities was $2.2 million in the three-month period ended March 31, 2003 and $114.6 million for the three months ended March 31, 2002. This reduction was primarily a result of a reduction in new borrowings in 2003 as compared to 2002. We purchased equipment and entered into direct finance leases requiring funding of $103.6 million and $81.8 million in the three-month periods ended March 31, 2003 and 2002, respectively. Although, as noted above, our equipment purchases slowed over the last half of 2003, we plan to continue increasing the size of our chassis and container fleets in 2004 once additional financing is available to us.

Debt Obligations

           We have a container securitization facility, which was renewed in October 2002, and the facility amount was increased to $200.0 million. At March 31, 2003, $110.9 million of the container securitization facility was utilized, of which $26.8 million relates to off-balance sheet financing, while $84.1 million relates to on-balance sheet financing and is included in debt and capital lease obligations in the Condensed Consolidated Balance Sheets. At March 31, 2003, the rate on this facility was 6.07%, including the effect of interest rate swap contracts in place. In April 2003, the Company borrowed $33.6 million under this facility. In July 2003 and October 2003, in connection with obtaining necessary waivers under this facility due to the late filing of our periodic reports with the SEC and the restatement of our past financial statements, we amended the container securitization facility to relinquish the right to request additional advances under the facility and agreed that all lease payments subsequently received under the facility would be used to reduce the indebtedness. In addition, we agreed to comply with several new covenants, consistent with those contained in our amendment to our revolving credit agreement, as described below.

           In March 2002, we established a $500.0 million chassis asset-backed securitization facility. On September 30, 2002, we entered into a sale/leaseback transaction and expanded the total debt and capital lease obligations to a total of $540.9 million outstanding. At March 31, 2003 the total debt and capital lease obligation outstanding under the sale/leaseback totaled $520.7 million of which $111.7 million is a debt obligation and $409.0 million is a capital lease obligation. At March 31, 2003, the interest rate on this facility was 5.0%, including the effect of interest rate swap contracts in place. This facility continues to be accounted for as an on-balance sheet secured financing. The assets used to secure this facility are segregated in a Delaware statutory titling trust (the Trust) and in a special purpose entity (which is consolidated by us) and amount to $19.6 million of accounts receivable and fixed assets with a net book value of $504.7 million at March 31, 2003. In addition, $23.7 million of cash and marketable securities at March 31, 2003 are restricted for use by the Trust and the special purpose entity and included on our Condensed Consolidated Balance Sheet. The assets, which are segregated in the special purpose entity and included on our Condensed Consolidated Balance Sheet, are not available to pay the claims of our creditors. In July 2003 and October 2003, in connection with obtaining necessary waivers under this facility to the late filing of our periodic reports with the SEC and the restatement of our past financial statements, we agreed to certain modifications of the terms of the facility.

           In May 2003, we established a $200.0 million revolving warehouse facility within our chassis securitization facility and received funding from a $25.5 million debt obligation issuance. This warehouse facility has a 364-day revolving period and will start debt amortization in May 2004 if not extended or renewed. The interest rate on the debt outstanding under this warehouse facility is 4.12%, including the effect of an interest rate swap contract in place at time of funding. In July 2003 and October 2003, in connection with obtaining necessary waivers under this facility to the late filing of our periodic reports with the SEC and the restatement of our past financial statements, we agreed, among other things, to suspend our ability to incur additional funding under the warehouse facility until such time as the loan and guarantee parties have each agreed in their sole discretion to reinstate their funding commitments. The loan and guarantee parties are under no obligation to reinstate any commitments to the warehouse facility. We have been advised that Moody's also reduced the "shadow rating" of our chassis securitization. We have been advised by the participants in this securitization that they will waive any early amortization event or default associated with the downgrade of the "shadow rating" on a periodic basis, and such participants have given us such a waiver through April 1, 2004. We have been advised that it is likely that the pricing associated with the chassis securitization will be adversely affected, although, the amount of any such pricing increase has not yet been determined. There can be no assurance that the waiver described above will continue to be granted or extended. Should required waivers not be granted in the future, the impact on our near-term liquidity would be significant. Such downgrade may also adversely affected our ability to access the capital markets in the future, as well as our interest cost.

           We have a $215.0 million revolving credit facility with a group of commercial banks. On March 31, 2003, $215.0 million was outstanding, with an interest rate of 2.53%. This facility, which is secured by equipment on lease to customers and the related lease receivables, was renewed and amended in July 2000, at which time the term was extended until July 31, 2005. The credit limit under this facility declines to $193.5 million and $172.0 million at July 31, 2003 and July 31, 2004, respectively. Under our revolving credit facility, we are required to maintain a tangible net worth (as defined) of at least $125.0 million, a fixed charge coverage ratio of 1.5 to 1 or greater and a funded debt to net worth ratio of 4.0 to 1 or less. At March 31, 2003, we were in compliance with these requirements. Several other facilities have similar covenants.

           In July 2003, October 2003 and January 2004, in connection with obtaining necessary amendments under the revolving credit facility due to the late filing of our periodic reports with the SEC and the restatement of our past financial statements, we agreed, among other things, to reduce advance rates under this facility, to add several events of default, to increase the interest rate margin and to maintain specified levels of unrestricted cash and cash equivalents until our delinquent SEC filings are made. We agreed to maintain unrestricted cash and cash equivalents of at least $71.0 million at all times and at least $80.0 million as of the last business day of each month, until our 2002 Form 10-K was filed. This report was filed January 9, 2004. Subsequent to January 9, 2004, we are obligated to maintain unrestricted cash and cash equivalents of at least $60.0 million at all times and at least $67.5 million as of the last business day of the month until the completion and filing of all delayed financial statements for 2003 and 2004. This minimum cash requirement was also adopted in the waivers for the container securitization and one other loan agreement. In conjunction with the waiver received during February 2004, we were obligated to make increased amortization payments under our revolving credit facility beginning March 2004. We have also agreed to restrictions on dispositions of collateral and on encumbrances of assets as well as a limitation on concessions that could be made to our other financial institutions in connection with obtaining waivers. The October 2003 amendment also required us to provide additional financial information to the lenders under the facility and to continue the engagement of a financial advisor. We believe we are in compliance with the requirements of the agreements as amended.

           In February 1998, we issued $100.0 million principal amount of 6-5/8% Notes due 2003 (the "6-5/8% Notes"). As of December 31, 2002, $8.2 million principal amount of the 6-5/8% Notes remained outstanding. On March 1, 2003 the remaining 6-5/8% Notes outstanding were paid off in accordance with terms of the agreement.

           In July and August 1997, we issued $225.0 million of ten-year notes, comprised of $150.0 million of 7.35% Notes due 2007 and $75.0 million of 7.20% Notes due 2007. As of March 31, 2003, $147.0 million and $62.8 million remained outstanding on the 7.35% and 7.20% Notes, respectively.

           In addition to the debt specifically identified above, we had additional notes and loans outstanding with various financial institutions totaling $218.3 million, as of March 31, 2003, with installments payable in varying amounts through 2010 with interest rates of approximately 2.15% to 7.90%. In the fourth quarter of 2003, we agreed to certain modifications to the provisions of some of these instruments. These modifications include in certain instances changes to the amortization schedule resulting in accelerated principal payments totaling approximately $16.6 million to be paid in 2004 and 2005, an interest rate increase on $23.8 million of debt outstanding and the pledging of additional collateral with a value of $35.7 million.

           During 2002, we commenced a registered subscription rights offering of up to $31.5 million of our 9.25% Convertible Redeemable Subordinated Debentures. The debentures were offered to holders of our common stock pursuant to the exercise of non-transferable subscription rights and were to be convertible into shares of our common stock. We had the right in our discretion to accept offers from other parties to purchase debentures not subscribed for by stockholders. We accepted subscriptions for $32.1 million of debentures, which were issued in December 2002. The size of the offering was increased and we subsequently accepted $5.1 million of additional subscriptions in January and February 2003, resulting in a total of $37.2 million of debentures being issued. The debentures bear interest at an annual rate of 9.25%. They have a mandatory redemption feature upon the earlier of the occurrence of a change of control or December 27, 2022. They have an optional redemption feature after the third anniversary at a price of 100% of outstanding principal, plus accrued interest. They have a special redemption feature between December 27, 2006 and December 27, 2007, during which period we may redeem the debentures at $25.50 per debenture plus accrued interest, if the average closing price of our common stock for five consecutive trading days equals or exceeds $25.50 per share. Lastly, at any time, any holder of the debentures may convert the debentures into our common stock at a per share conversion price of $25.

           Subsequent to December 31, 2002, we have incurred additional debt obligations in connection with financing our equipment leasing activities. However, as indicated above, our financial restatement and Audit Committee and SEC investigations, as well as the delay in completing our financial statements and filing our SEC reports, have resulted in a significant reduction in our amount of new financings since early 2003 as compared to prior years.

           As of March 31, 2003, our commitments for capital expenditures totaled approximately $39.6 million. Our available liquidity at March 31, 2003 was $102.1 million. This consisted of $125.8 million of cash and marketable securities (reduced by $23.7 million of cash within the chassis securitization facility). Required debt repayments and capital lease payments totaled $167.6 million for the next twelve months.

           In the past, cash on hand, cash flow from operations, borrowings under credit facilities and the net proceeds of the issuance of debt and equity securities in appropriate markets have been sufficient to meet our working capital needs, capital expenditures and required debt repayments. Because the availability of financing to us has been limited in 2003, due to our financial restatement and the investigations by our Audit Committee's special counsel and the SEC, the delay in completing our 2002 audited financial statements and filing our 2002 Form 10-K, and the delay in completing and filing our quarterly reports on Form 10-Q for 2003, we have not been able to fund all of our capital expenditure commitments, specifically our obligations to equipment manufacturers, during the second half of 2003, and we have deferred payments due to our equipment manufacturers. As described above, we are seeking to satisfy our remaining payment obligations through proceeds of one or more financings that are currently in process but have not been consummated. There can be no assurance that we will be able to consummate any of these financings and satisfy our obligations to manufacturers. We also expect to continue to rely in substantial part on long-term financing for any future purchase of equipment or strategic acquisitions to expand our business in the future. We cannot assure that long-term financing will be available for these purposes on acceptable terms or at all. In addition, from time to time, we may explore new sources of capital both at the parent and subsidiary levels.

Critical Accounting Policies

           The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified five policies as being significant because they require management to make subjective and/or complex judgments about matters that are inherently uncertain. These policies include the following items:

•	the allowance for doubtful accounts,

•	accounting for leasing equipment,

•	accounting for insurance claims for lease customer defaults,

•	deferred income taxes, and

•	the US/Barbados income tax convention.

           The Company, in consultation with the audit committee, has reviewed and approved these significant accounting policies which are further described in the Company's 2002 Form 10-K.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

Risk Management

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

           At March 31, 2003, a 10% change in variable interest rates would have resulted in a $.3 million change in pretax earnings.

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

ITEM 4: Controls and Procedures

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

           As reported more fully in our 2002 Form 10-K, we learned of certain deficiencies in our internal controls that existed in 2002, years prior to 2002 and the three months ended March 31, 2003. We have concluded that the following internal control deficiencies which have been identified constituted "material weaknesses" or "significant deficiencies" as defined under the standards established by the American Institute of Certified Public Accountants:

•	Deficiencies related to the accounting for direct finance leases. We noted weaknesses in the technical accounting skills of certain employees involved in the classification of leases under the provisions of SFAS 13. In addition, we found that the system used to account for these leases was inadequate in providing the necessary data to the accounting department.

•	Deficiencies related to ineffective policies for complex transactions. We noted the weaknesses noted above in the accounting for swap derivative transactions and residual guarantees provided to certain financial institutions.

•	Deficiencies related to inadequate communication of complex transactions. We noted a lack of effective communication of complex transactions with both internal and external accounting resources that existed throughout this period.

•	Deficiencies related to the lack of adequate staffing within the accounting department. This resulted in incomplete account reconciliation and analysis.

•	Deficiencies related to accounting for income taxes. We noted that the accounting department did not have adequate knowledge of generally accepted accounting principles related to accounting for income taxes and did not perform periodic reviews of the carrying value of its deferred tax assets.

•	Deficiencies related to communication of information regarding related-party transactions. We noted that there were no formal procedures in place for gathering complete and accurate information about related-party transactions and for communicating such information to the parties responsible for disclosing it.

•	Deficiencies related to the security of information technology. We noted a need for the implementation of such security measures as comprehensive encryption procedures, documentation of standards for setting operating systems security parameters, and a disaster recovery plan.

•	Deficiencies related to accounting for inter-company eliminations. We noted a need to implement formal procedures for identifying necessary intercompany eliminations.

•	Deficiencies related to recordkeeping by various internal departments. We noted a need to improve certain verification and documentation procedures in our Contracts, Billing, Collections and Credit Quality departments to improve accuracy of the records kept by those departments.

           In addition to the deficiencies mentioned above, we have identified other less significant deficiencies that we do not consider "material weaknesses" or "significant deficiencies" but which we nonetheless believe should be remedied.

           As reported in our 2002 Form 10-K, we have taken many measures to improve the effectiveness of our internal controls. Among other things, we have taken and are taking the following remedial measures:

1.	We have implemented new procedures relating to the communication of information between management and all levels of our company, including our internal and external accountants, to ensure proper reporting and disclosure. These steps include regular meetings of a committee of senior management, known as the Office of the President, together with a member of the Audit Committee, to discuss important topics such as new business, financing, accounting and personnel matters.

2.	Our former general counsel, Arthur Burns rejoined us in October 2003 as full time Executive Vice President and General Counsel residing in our New York office. Mr. Burns is a member of our Board of Directors.

3.	We selected an experienced financial and leasing executive, James Walsh, a former financial executive at GE Capital Corporation and General Electric Company who became our Chief Financial Officer in February 2004.

4.	We have hired and are continuing to hire additional experienced personnel in the accounting department and are planning additional training for our accounting staff.

5.	We have added staff in several other areas, including insurance, accounts receivable, customer service and the legal department.

6.	We have engaged J.H. Cohn, an independent accounting and consulting firm, as our internal auditors, and have been working closely with them to identify and correct weaknesses in our internal controls and procedures and to develop an accounting policies and procedures manual.

7.	We are improving the quality of our file maintenance and record retention for completed transactions.

8.	We are in the process of upgrading our lease accounting system for recording and tracking finance lease transactions. We are also developing a formal disaster recovery plan. We are committed to upgrading and enhancing other aspects of our information systems, including exception procedures and other security measures, as required.

9.	Our Board of Directors has adopted a comprehensive set of corporate governance documentation, including a revised Board of Directors Charter, a revised Audit Committee Charter, a Code of Business Conduct and Ethics, a Whistleblower and Nonretaliation Policy, and a Disclosure Committee Charter. The Company is in the process of implementing the Whistleblower and Nonretaliation Policy.

10.	We have designated an employee to communicate with all related parties on a monthly basis to determine if new related party transactions have been completed. In addition, we have assigned a member of our accounting department having knowledge of the relevant disclosure standards the responsibility for monitoring transactions on an ongoing basis to identify any related party transactions.

11.	We have a procedure to review intercompany accounts on a regular basis to identify appropriate intercompany eliminations.

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

           We believe that these efforts have addressed the material weaknesses and significant deficiencies that have affected our internal controls for the year ended December 31, 2002 and for the three months ended March 31, 2003. We can give no assurances, however, that all material weaknesses and significant deficiencies have been entirely corrected. We continue to look for methods to improve our overall system of control.

           We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2003 pursuant to SEC Rules 13a-15 and 15d-15 under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, except for the internal control deficiencies as described herein and taking into account the efforts to address those deficiencies described herein, as of the evaluation date, our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that information we must disclose in reports filed with the SEC is properly recorded, processed, and summarized, and then reported within the time periods specified in the rules and forms of the SEC.

           Other than the internal control issues and corresponding corrective actions discussed above, our Chief Executive Officer and Chief Financial Officer have each confirmed that, since the date of the evaluation to the date of the filing of this Form 10-Q, there have been no significant changes in the disclosure controls and procedures or in other factors that could significantly affect such controls or procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

           Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal controls will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, within a company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings

Stockholder Litigation

           In February 2004, several lawsuits have been filed by our stockholders in the United States District Court for the District of New Jersey, naming Interpool and certain of our present and former executive officers and directors as defendants. The complaints allege violations of the federal securities laws relating to our reported financial statements for the years ended December 31, 2000 and 2001 and the nine months ended September 30, 2002, which we announced in March 2003 would require restatement. Each of the complaints purports to be a class action brought on behalf of persons who purchased our securities during a specified period. The lawsuits seek unspecified amounts of compensatory damages and costs and expenses, including legal fees. We intend to vigorously defend these lawsuits, but are unable at this time to ascertain the impact these lawsuits may have on our financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 99:	Press Releases dated:

(1) 02/11/03	Interpool, Inc. Completes Offering of $411.9 Million of AAA- Rated Asset-Backed Notes.
(2) 03/06/03	Interpool, Inc. Announces Delay in Releasing Year-End 2002 Financial Statements and Decision to Restate 2001 and 2000 Financial Results.
(3) 03/11/03	Rating Agencies Affirm Investment Grade Rating on Interpool Debt.
(4) 03/20/03	Interpool, Inc. to Pay Cash Dividend on Common Stock.

(b)	Reports on Form 8-K:

           On January 21, 2003, we filed a Form 8-K which reported that legal proceedings had been commenced by our insurance carriers relating to our claim under a policy which provides coverage of up to $35 million dollars for lessee defaults.

           On March 14, 2003, we filed a Form 8-K announcing the delayed release of 2002 year end financial statements and the restatement of financial statements for the first three quarters of 2002 and years ended 2001 and 2000.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2004 Dated: February 27, 2004	INTERPOOL, INC.

By /s/ Martin Tuchman
Martin Tuchman
Chairman of the Board, Chief Executive Officer, President
and Director (Principal Executive Officer)

By /s/ James F. Walsh
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Filed with Interpool, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003

31.1 — Certification of Martin Tuchman.

31.2 — Certification of James F. Walsh.

32.1 — Certification of Martin Tuchman.

32.2 — Certification of James F. Walsh.

99.1 — Press Release dated February 11, 2003.

99.2 — Press Release dated March 6, 2003.

99.3 — Press Release dated March 11, 2003.

99.4 — Press Release dated March 20, 2003.