Form 10-Q
period 2003-06-30
INTERPOOL INC
filed 2004-03-30
CIK 898777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2003

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

Indicate by check /X/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.     Yes  /  /   No  /X/

           Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2).     Yes  /x/   No  /  /

          As of March 23, 2004, there were 27,378,846 shares of common stock, $.001 par value outstanding.

INTERPOOL, INC. AND SUBSIDIARIES

INDEX

                                                                                                Page
                                                                                                 No.

                  Condensed Consolidated Statements of Income for the Three and Six Months
                  Ended June 30, 2003 and 2002 (Restated).........................................4

                  Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                  June 30, 2003 and 2002 (Restated)...............................................5

                  Condensed Consolidated Statements of Changes in Stockholders' Equity for the
                  Year Ended December 31, 2002 and the Six Months Ended June 30, 2003.............6

                  Notes to Condensed Consolidated Financial Statements............................7

         Item 2:  Management's Discussion and Analysis of Financial Condition and Results of

PART I - FINANCIAL INFORMATION
INTERPOOL, INC. AND SUBSIDIARIES

ITEM 1:  FINANCIAL STATEMENTS

          The Condensed Consolidated Financial Statements as of June 30, 2003 (unaudited) and December 31, 2002 and for the three and six months ended June 30, 2003 (unaudited) and 2002 (unaudited) (the “Condensed Consolidated Financial Statements”) of Interpool, Inc. and Subsidiaries (the “Company” or the “Registrant”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company’s December 31, 2002 Annual Report on Form 10-K (the “2002 Form 10-K”). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

          As discussed in the Company’s 2002 Form 10-K, the Company has restated its financial statements for the years ended December 31, 2000 and 2001 and the first three quarters of 2002. The Company concluded that this restatement would be necessary while preparing for its 2002 annual audit in March 2003, when the Company determined that several direct finance lease transactions with customers in 2001 and 2000 had been accounted for incorrectly in its prior financial statements. In addition, it also determined that the Company’s former computer leasing segment, which had been classified as a discontinued operation in its financial statements for the first three quarters of 2002 and for 2001 and 2000, should have been classified as part of continuing operations because the requirements of discontinued operation accounting treatment were not satisfied. The Company subsequently identified additional items in its prior financial statements that also required restatement. The Company’s financial statements for the years ended December 31, 2000, 2001 and 2002 included in its 2002 Form 10-K, which was filed with the Securities and Exchange Commission on January 9, 2004, give effect to this restatement. The 2002 Form 10-K contains a description of each of the adjustments resulting from the restatement and describes the aggregate impact of these adjustments on the Company’s previously issued financial statements.

          All financial information for the three and six months ended June 30, 2002 included in this Quarterly Report on Form 10-Q gives effect to the restatement.

          In connection with the restatement, the Audit Committee of the Company’s Board of Directors engaged as special counsel a law firm, which had not previously represented the Company, to conduct an internal investigation into the accounting errors and circumstances requiring restatement of the Company’s previously issued 2001 and 2000 financial statements. Special counsel, working with forensic accountants, conducted an extensive investigation, which was not completed until the fourth quarter of 2003. The findings and recommendations of this investigation, and the measures the Company has taken and is taking to implement these recommendations, were discussed in detail in the 2002 Form 10-K.

          For a further discussion of the financial restatement and the effect of the restatement adjustments to the Condensed Consolidated Financial Statements, see Note 2 to the Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

           Following the Company’s announcement in July 2003 that the Audit Committee had commissioned an internal investigation by special counsel into the Company’s accounting, the Company was notified that the SEC had opened an informal investigation of the Company. This investigation was subsequently converted to a formal investigation and remains pending as of the date this report was filed with the SEC. The New York office of the SEC has received a copy of the written report of the internal investigation and has received documents and information from the Company, the Audit Committee and certain other parties pursuant to SEC subpoenas. The Company has also been advised that the United States Attorney’s office for the District of New Jersey has received a copy of the written report of the internal investigation and has opened a parallel investigation focusing on certain matters described in the report by the Audit Committee’s special counsel. The Company has been informed that the Company is neither a subject nor a target of the investigation by the U.S. Attorney’s office. The Company is cooperating fully with both of these investigations.

          The information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Company with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. All statements, other than statements of historical facts included in this report, regarding the Company’s strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Company does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

                                                                                           June 30,       December 31,
                                                                                             2003             2002
                                                                                           Unaudited

ASSETS

CASH AND SHORT-TERM INVESTMENTS                                                             $219,943         $170,613
MARKETABLE SECURITIES, available for sale at fair value                                           21            1,467
ACCOUNTS AND NOTES RECEIVABLE, less allowance of $15,969 and                                  64,368           63,950
     $14,033, respectively
NET INVESTMENT IN DIRECT FINANCING LEASES                                                    412,308          334,129
OTHER RECEIVABLES, net                                                                        24,471           26,691
LEASING  EQUIPMENT,  net of accumulated  depreciation  and  amortization of                1,606,533        1,556,816
     $488,345 and $463,809, respectively
OTHER INVESTMENT SECURITIES, available for sale at fair value                                  6,118           10,319
OTHER ASSETS                                                                                  83,412           75,234
ASSETS OF BUSINESS TRANSFERRED UNDER CONTRACTUAL AGREEMENT                                       ---            1,902
                                                                                          ----------       ----------
TOTAL ASSETS                                                                              $2,417,174       $2,241,121
                                                                                          ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                       $223,181         $160,013
INCOME TAXES                                                                                  32,178           31,653
DEFERRED INCOME                                                                                2,879            3,688
DEBT AND CAPITAL LEASE OBLIGATIONS
     Due within one year                                                                     180,444          161,407
     Due after one year                                                                    1,515,201        1,435,804
                                                                                          ----------       ----------
         TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS                                          1,695,645        1,597,211

LIABILITIES OF BUSINESS TRANSFERRED UNDER CONTRACTUAL AGREEMENT                                  ---            1,902

COMPANY-OBLIGATED  MANDATORILY  REDEEMABLE  PREFERRED  SECURITIES  IN                         75,000           75,000
     SUBSIDIARY  GRANTOR  TRUSTS (holding solely junior  Subordinated
     Deferrable  interest debentures of the Company) (75,000 shares 9-7/8%
     Capital Securities outstanding, liquidation preference $75,000)

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES                                                   35,810           35,461

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued               ---              ---
     Common stock, par value $.001 per share; 100,000,000 shares authorized,                      28               28
       27,579,952 issued at June 30, 2003 and December 31, 2002
     Additional paid-in capital                                                              129,205          126,165
     Unamortized deferred compensation-stock grants                                           (2,221)             ---
     Treasury stock, at cost, 225,900 shares at June 30, 2003 and December 31, 2002           (2,229)          (2,229)
     Retained earnings                                                                       255,857          237,227
     Accumulated other comprehensive loss                                                    (28,159)         (24,998)
                                                                                          ----------       ----------
     Total stockholders' equity                                                              352,481          336,193
                                                                                          ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $2,417,174       $2,241,121
                                                                                          ==========       ==========

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these balance sheets.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share and per share amounts)
(unaudited)

                                                                    Three Months Ended            Six Months Ended
                                                                         June 30,                     June 30,

                                                                    2003         2002         2003         2002
                                                                               (Restated)               (Restated)

REVENUES,  including income  recognized on direct financing leases   $91,169      $75,598    $180,336     $150,081
   of $12,094, $8,931, $22,174 and $17,146, respectively             -------      -------    --------     --------

COSTS AND EXPENSES:
  Lease operating and administrative expenses                         30,480       21,708      58,518       43,829
  Provision for doubtful accounts                                        358        1,256       2,137        3,439
  Fair value adjustment for derivative instruments                      (231)       3,806        (381)       2,298
  Depreciation and amortization of leasing equipment                  23,029       17,119      46,226       44,665
  Losses for investments accounted for under the equity method           558        3,089         610        4,114
  Other (income)/expense, net                                           (887)      (3,072)     (2,103)      (8,663)
  Interest expense                                                    26,050       29,237      51,438       52,889
  Interest income                                                     (1,221)      (1,468)     (2,250)      (3,544)
                                                                      ------       ------      ------       ------
                                                                      78,136       71,675     154,195      139,027
                                                                      ------       ------     -------      -------

Income before minority  interest  expense and provision               13,033        3,923      26,141       11,054
  for income taxes
MINORITY INTEREST EXPENSE, NET                                          (526)        (740)       (922)      (1,541)
                                                                        ----         ----        ----       ------
Income before provision for income taxes                              12,507        3,183      25,219        9,513
PROVISION (BENEFIT) FOR INCOME TAXES                                   1,335       (1,082)      3,171         (942)
                                                                       -----       ------       -----         ----
NET INCOME                                                           $11,172       $4,265     $22,048      $10,455
                                                                     =======       ======     =======      =======

NET INCOME PER SHARE:
     Basic                                                             $0.41        $0.16       $0.81        $0.38
                                                                       =====        =====       =====        =====
     Diluted                                                           $0.38        $0.14       $0.76        $0.36
                                                                       =====        =====       =====        =====
WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
     Basic                                                            27,354       27,361      27,354       27,361
                                                                      ======       ======      ======       ======
     Diluted                                                          30,449       29,639      30,273       29,443
                                                                      ======       ======      ======       ======

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                         2003           2002
                                                                                                    (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                              $22,048        $10,455
Adjustments to reconcile net income to net cash provided by operating activities --
   Depreciation and amortization                                                         50,129         46,460
    Restricted stock grant expense                                                          121            ---
   Accrued losses on business transferred under contractual agreement                       ---          3,909
   (Gain)/loss on sale of leasing equipment                                              (1,090)         1,987
   Loss on sale of marketable securities                                                     26             19
   Gain on sale of land held for sale                                                       ---         (4,766)
   Provision for doubtful accounts                                                        2,137          3,439
   Gain on retirement of debt                                                               ---            (32)
   Fair value adjustment for derivative instruments                                        (381)         2,298
   Losses on investments accounted for under the equity method                              610          4,114
   Other, net                                                                            (8,310)       (16,526)
                                                                                         ------        -------
         Net cash provided by operating activities                                       65,290         51,357
                                                                                         ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment                                                        (99,418)       (94,470)
Proceeds from dispositions of leasing equipment                                          24,443          9,763
Proceeds from sale of land                                                                  ---          7,955
Investment in direct financing leases                                                   (70,952)       (30,128)
Cash collections on direct financing leases, net of income                               36,965         28,864
   recognized of $22,174 and $17,146, respectively
Purchase of marketable securities                                                           (10)        (1,494)
Sales and matured marketable securities and other investing activities                    1,468            120
Investment in consolidated subsidiary by minority interest                                  500            765
                                                                                            ---            ---
         Net cash used for investing activities                                        (107,004)       (78,625)
                                                                                       --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                          128,104        576,663
Payment of long-term debt and capital lease obligations                                 (80,967)      (431,343)
Borrowings of revolving credit lines                                                     64,000            ---
Repayment of revolving credit lines                                                     (17,100)       (69,396)
Purchase of treasury stock                                                                  ---            (40)
Dividends paid                                                                           (2,993)        (3,040)
                                                                                         ------         ------
Net cash provided by financing activities                                                91,044         72,844
                                                                                         ------         ------
Net increase in cash and short-term investments                                          49,330         45,576

CASH AND SHORT-TERM INVESTMENTS, beginning of period                                    170,613        103,760
                                                                                        -------        -------
CASH AND SHORT-TERM INVESTMENTS, end of period                                         $219,943       $149,336
                                                                                       ========       ========
Cash paid for interest                                                                  $51,421        $49,630
                                                                                        =======        =======
Cash paid for taxes                                                                        $816         $1,292
                                                                                           ====         ======

Supplemental disclosure of non-cash investing activities:
Direct finance leases financed through capital lease obligations                         $4,397           $---
                                                                                         ======           ====
Used equipment refinanced under direct finance lease                                    $11,148         $8,991
                                                                                        =======         ======

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2002 AND THE SIX MONTHS ENDED JUNE 30, 2003
(dollars and shares in thousands)
(unaudited)

                                                                                                              Accum.
                                  Preferred Stock  Common Stock             Unamortized                       Other
                                  ---------------  ------------  Additional Deferred                          Comp.     Comp.
                                           Par             Par   Paid-in    Compen-    Treasury   Retained    Income    Income
                                  Shares   Value   Shares  Value  Capital   sation     Stock      Earnings    (Loss)    (Loss)
                                  ------   -----   ------  -----  -------   --------   -------    --------    ------    ------
BALANCE, December 31, 2001
(Restated)                           ---    $---   27,580   $28  $124,182      $---    $(2,099)    $239,065   $(9,907)

Net income                           ---     ---      ---   ---      ---        ---       ---        $4,389     ---      $4,389

Other comprehensive loss             ---     ---      ---   ---      ---        ---       ---          ---    (15,091)  (15,091)

Comprehensive loss                   ---     ---      ---   ---      ---        ---                             ---    $(10,702)

Purchase of 9,300 shares of          ---     ---      ---   ---      ---        ---       (130)        ---      ---
  treasury stock

Capital contribution by officers     ---     ---      ---   ---    1,983        ---       ---          ---      ---
  and directors

Cash dividends declared:

  Common stock, $.2275  per share    ---     ---      ---   ---      ---        ---       ---        (6,227)    ---
                                     ---     ---      ---   ---      ---        ---       ---        ------     ---

BALANCE , December 31, 2002          ---     ---   27,580    28  126,165        ---     (2,229)     237,227   (24,998)

Net income                           ---     ---      ---   ---      ---        ---       ---        22,048     ---     $22,048

Other comprehensive loss             ---     ---      ---   ---      ---        ---       ---          ---     (3,161)   (3,161)
                                                                                                                        ------

Comprehensive income                 ---     ---      ---   ---      ---        ---       ---          ---      ---     $18,887
                                                                                                                        =======

Capital contribution by officers     ---     ---      ---   ---      698        ---       ---          ---      ---
  and directors

Restricted stock award               ---     ---      ---   ---    2,342     (2,342)      ---          ---      ---

Amortization of restricted stock     ---     ---      ---   ---      ---        121       ---          ---      ---
award

Cash dividends declared:

  Common stock, $.1250 per share     ---     ---      ---   ---      ---        ---       ---        (3,418)    ---
                                     ---     ---      ---   ---      ---        ---       ---        ------     ---

BALANCE , June 30, 2003              ---    $---   27,580   $28  $129,205   $(2,221)   $(2,229)    $255,857  $(28,159)
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

Note 1 - Nature of Operations and Accounting Policies

A.     Basis of Presentation

          The Condensed Consolidated Financial Statements of Interpool, Inc. and Subsidiaries (the “Company”) as of June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003 and 2002 (the “Condensed Consolidated Financial Statements”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company has made certain reclassifications to prior balances to conform to the current year presentation. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company’s December 31, 2002 Annual Report on Form 10-K (the “2002 Form 10-K”). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

          As discussed in the Company’s 2002 Form 10-K, the Company has restated its financial statements for the years ended December 31, 2000 and 2001 and the first three quarters of 2002. The Company concluded that this restatement would be necessary while preparing for its 2002 annual audit in March 2003, when the Company determined that several direct finance lease transactions with customers in 2001 and 2000 had been accounted for incorrectly in its prior financial statements. In addition, it also determined that the Company’s former computer leasing segment, which had been classified as a discontinued operation in its financial statements for the first three quarters of 2002 and for 2001 and 2000, should have been classified as part of continuing operations because the requirements of discontinued operation accounting treatment were not satisfied. The Company subsequently identified additional items in its prior financial statements that also required restatement. The Company’s financial statements for the years ended December 31, 2000, 2001 and 2002 included in its 2002 Form 10-K, which was filed with the Securities and Exchange Commission on January 9, 2004, give effect to this restatement. The 2002 Form 10-K contains a description of each of the adjustments resulting from the restatement and describes the aggregate impact of these adjustments on the Company’s previously issued financial statements.

          All financial information for the three and six months ended June 30, 2002 included in this Quarterly Report on Form 10-Q gives effect to the restatement.

B.     Nature of Operations

          The Company and its subsidiaries conduct business principally in a single industry segment, the leasing of intermodal dry freight standard containers, chassis and other transportation related equipment. Within this single industry segment, the Company has two reportable segments: container leasing and domestic intermodal equipment leasing. The container-leasing segment specializes primarily in the leasing of intermodal dry freight standard containers, while the domestic intermodal equipment segment specializes primarily in the leasing of intermodal container chassis. The Company leases its containers principally to international container shipping lines located throughout the world. The customers for the Company’s chassis are a large number of domestic companies, many of which are domestic subsidiaries or branches of international shipping lines, as well as major U.S. railroads. Equipment is purchased directly or acquired through conditional sales contracts and lease agreements, many of which qualify as capital leases.

          The Company’s container leasing operations are conducted through its wholly-owned subsidiary, Interpool Limited, a Barbados corporation. Profits of Interpool Limited from international container leasing operations are exempt from federal taxation in the United States. These profits are subject to Barbados tax at rates that are substantially lower than the applicable rates in the United States.

          The Company also has limited operations in a third reportable segment that specializes in leasing microcomputers and related equipment. The computer leasing segment consisted of two majority owned subsidiaries, Microtech Leasing Corporation (“Microtech”) and Personal Computer Rental Corporation (“PCR”). During the third quarter of 2001, the Company adopted a plan to exit this segment that included i) acquiring the remaining ownership interest in Microtech and terminating its operations, and ii) selling the Company’s ownership interest in PCR. As of June 30, 2003, the Company was continuing to liquidate the assets of Microtech. PCR’s financial results deteriorated throughout 2002 and PCR ceased active operations and began to liquidate in 2003. Notwithstanding its plan to discontinue the operations of Microtech, such operations are reported on a continuing basis in the Company’s Condensed Consolidated Financial Statements.

           Beginning June 27, 2002, the Company’s Consolidated Financial Statements include Container Applications International, Inc. (“CAI”), which was previously accounted for under the equity method of accounting. The Company owns a 50% common equity interest in CAI.

C.     Basis of Consolidation

          The Company’s Consolidated Financial Statements are prepared in accordance with U.S. GAAP. The Consolidated Financial Statements include the accounts of the Company and subsidiaries more than 50% owned or otherwise controlled by the Company. All significant intercompany transactions have been eliminated. Minority interest in equity of subsidiaries represents the minority stockholders’ proportionate share of the equity in the income/(losses) of the subsidiaries.

          In connection with certain investments in which the Company does not own a majority interest or otherwise control, or have the ability to assert significant influence over the investee, these investments are accounted for using the equity method of accounting. The Company’s investment in its equity method investees is included in other assets.

D.     Net Income Per Share

           Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period (which is net of treasury shares). Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options and the unvested portion of restricted stock grants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price for the period. Stock options that do not have a dilutive effect (because the exercise price is above the market price) are not included in the diluted income per share and amounted to options to purchase 22,500 shares for the six months ended June 30, 2003. For the quarters ended June 30, 2003 and 2002 and the six months ended June 30, 2002, all stock options to acquire common shares are dilutive. Unvested restricted stock grants did not have a dilutive effect to earnings per share (“EPS”) for the three and six months ended June 30, 2003. There were no unvested restricted stock grants outstanding during the quarter ended June 30, 2002.

          A reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

                                                              Three Months                  Six Months
                                                                  Ended                        Ended
                                                                June 30,                     June 30,
                                                                --------                    -----------
                                                           2003          2002           2003             2002
                                                           ----          ----           ----             ----

Numerator
      Net Income - Basic EPS                              $11,172       $4,265         $22,048         $10,455
      Interest expense on convertible debentures,
      net of tax of $344 and 645 respectively                 516          ---             967             ---
                                                              ---          ---             ---             ---
      Net Income - Diluted EPS                            $11,688       $4,265         $23,015         $10,455
                                                          =======       ======         =======         =======

Denominator
      Weighted average common shares
      outstanding-Basic                                    27,354       27,361          27,354          27,361
      Dilutive stock options                                1,608        2,278           1,487           2,082
      Dilutive convertible debentures                       1,487          ---           1,432             ---
                                                            -----          ---           -----             ---
      Weighted average common shares
      outstanding-Diluted                                  30,449       29,639          30,273          29,443
                                                           ======       ======          ======          ======

Earnings per common share
      Basic                                                 $0.41        $0.16           $0.81           $0.38
                                                            =====        =====           =====           =====
      Diluted                                               $0.38        $0.14           $0.76           $0.36
                                                            =====        =====           =====           =====

E.     Comprehensive Income

           Comprehensive income consists of net income or loss for the current period and losses that have been previously excluded from the income statement and were only reported as a component of equity.

          The tax effect of other comprehensive income is as follows:

                                                                    Before Tax         Tax          Net of
Six Months Ended June 30, 2003                                        Amount          Effect      Tax Amount
Unrealized holding gains (losses) arising during the period:
Marketable securities (1)                                                 $37            $(13)         $24
Cumulative foreign currency translation adjustment                          8              (3)           5
Swap agreements                                                        (4,653)          1,463       (3,190)
                                                                       ------           -----       ------
                                                                      $(4,608)         $1,447      $(3,161)
                                                                      =======          ======      =======
(1)	Amounts are net of losses on sales of marketable securities of $26 (before income tax effect of $1) recognized in the income statement.

                                                                               Before Tax         Tax          Net of
Six Months Ended June 30, 2002 (Restated)                                        Amount          Effect      Tax Amount
Unrealized holding losses arising during the period:
Marketable securities (1)                                                          $(18)            $8            $(10)
Cumulative foreign currency translation adjustment                                  (77)            27             (50)
Swap agreements                                                                  (6,073)         2,784          (3,289)
                                                                                 ------          -----          ------
                                                                                $(6,168)        $2,819         $(3,349)
                                                                                =======         ======         =======
(1)	Amounts are net of losses on sales of marketable securities of $19 (before income tax effect of $8) recognized in the income statement.

          The components of accumulated other comprehensive loss, net of taxes, are as follows:

                                                         June 30, 2003     December 31, 2002
                                                         -------------     -----------------
Marketable securities                                       $(30)               $(54)
Cumulative foreign currency translation adjustment           (38)                (43)
Swap agreements                                          (28,091)            (24,901)
                                                         -------             -------
                                                        $(28,159)           $(24,998)
                                                        ========            ========

F.   Stock-Based Compensation

Stock option plans are accounted for in accordance with SFAS No. 148, Accounting for Stock-Based Compensation (“SFAS 148”). This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), which allows for the retention of principles within Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). As permitted by the Statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. To date, all options were granted with exercise price equal to the market price of the Company’s Stock at Grant Date; accordingly, no compensation expense has been recognized. Options issued with an exercise price below the fair value of the Company’s common stock on the date of grant will be accounted for as compensatory options. The difference between the exercise price and the fair value of the Company’s common stock will be charged to expense over the shorter of the vesting or service period. Options issued at fair value are non-compensatory.

           The following table illustrates the effect on net income and earnings per share had the fair value method of accounting been applied to the Company’s stock option plans.

                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                               --------                          --------
                                                       2003             2002              2003            2002
                                                       ----             ----              ----            ----
                                                                      Restated                          Restated
                                                                      --------                          --------

Net income, as reported                              $11,172            $4,265          $22,048           $10,455
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects               (26)              (18)             (54)              (36)
                                                         ---               ---              ---               ---
Pro forma net income                                 $11,146            $4,247          $21,994           $10,419
                                                     =======            ======          =======           =======
Earnings per share:
Basic-as reported                                      $0.41             $0.16            $0.81             $0.38
                                                       =====             =====            =====             =====
Basic-pro forma                                        $0.41             $0.16            $0.80             $0.38
                                                       =====             =====            =====             =====
Diluted-as reported                                    $0.38             $0.14            $0.76             $0.36
                                                       =====             =====            =====             =====
Diluted-pro forma                                      $0.38             $0.14            $0.76             $0.35
                                                       =====             =====            =====             =====

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

          On January 2, 2003, under the Company’s Deferred Bonus Plan, the Company granted to eligible employees 139,067 shares of restricted stock that had a fair value of $16.83 per share at the grant date. The number of shares of restricted stock to be awarded is calculated by dividing the dollar value of the stock portion of the bonus by the average stock price for the last 10 trading days ending on December 31 of the grant year. Additional restricted stock is awarded based on the vesting period selected by the employee. If the five year vesting period is selected, the shares awarded are increased by 10%. If the ten year vesting period is selected, the shares awarded are increased by 30%. These grants vest upon continued service over either the five or ten year period elected by the employee. At the date of grant, $2,342 of deferred compensation was credited to paid in capital with an offset to unamortized deferred compensation–stock grant in the equity section of the Condensed Consolidated Balance Sheet. Compensation costs will be recognized ratably over the vesting periods during which the related employee service is rendered. For the three and six months ended June 30, 2003 compensation expense was $61 and $121, respectively. The unamortized deferred compensation remaining in stockholders equity was $2,221 at June 30, 2003.

G.     Adoption of New Accounting Standards

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Prior to SFAS 146, U.S. GAAP provided for the recognition of such costs at the date of management’s commitment to an exit plan. In addition, SFAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have any impact on the Company’s financial condition or results of operations.

          In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about its obligations under certain guarantees it has issued. A guarantor is required to disclose (a) the nature of the guarantee, including the approximate term, how the guarantee arose, and the events and circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligation under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Disclosure requirements are effective for financial statements with periods ending after December 15, 2002 while the initial recognition and initial measurement provisions shall be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has provided the disclosures required by FIN 45. The adoption of the recognition and measurement provisions of FIN 45 that were adopted on January 1, 2003 did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

          In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. ARB 51 requires that an enterprise’s consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. That requirement usually has been applied to subsidiaries in which an enterprise has a majority voting interest. The voting interest approach is not effective in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risk. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether it is its primary beneficiary and therefore is required to consolidate that entity. FIN 46 also addresses the initial valuation of the assets and liabilities to be consolidated, the treatment of any gain or loss resulting from the initial measurement and disclosure requirements for the primary beneficiary. All entities with variable interest in variable interest entities created after January 31, 2003 shall apply the provisions of FIN 46 immediately. Public entities with a variable interest in a variable interest entity created before February 1, 2003 shall apply the provisions of this interpretation no later that the first interim or annual reporting period beginning after December 15, 2003. On December 24, 2003, FASB issued an Interpretation, which clarified and modified FASB Interpretation No. 46 (“FIN 46R”). The Company is in the process of analyzing FIN 46R. Based upon its preliminary analysis, it would appear the Company may be required to deconsolidate its investment in Interpool Capital Trust. As a result, Company-obligated Mandatorily Redeemable Preferred Securities in Subsidiary Grantor Trusts would be eliminated and replaced by an amount reported as debt in the Consolidated Financial Statements. Such changes are not expected to have any significant impact on the Company’s financial condition or results of operations.

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). This statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities in statements of financial position. Almost all instruments within the scope of this statement are initially measured at fair value with subsequent changes in fair value flowing through the income statement. One exception is mandatorily redeemable instruments. These instruments are initially measured at the present value of the amount to be paid at the earliest settlement date and adjusted to their redemption/settlement amount using the implicit interest rate at inception. Most of the guidance in SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the provisions of SFAS 150, relating to mandatorily redeemable non-controlling interest, were deferred indefinitely. It is not expected that SFAS 150 will materially affect the Company’s consolidated financial statements.

Note 2 - Restatement of Previously Issued Financial Statements

          The Company determined that it misinterpreted or misapplied generally accepted accounting principles in certain circumstances. As a result, the Company has restated the audited Consolidated Financial Statements for the years ended December 31, 2001 and 2000 and the related unaudited interim periods for the first three quarters in 2002. The restated financial statements for the years ended December 31, 2001 and 2000 are contained in the Company’s 2002 Form 10-K. The restated financial statements for the three and six months ended June 30, 2002 are included in these Condensed Consolidated Financial Statements.

          The following table sets forth the effects of the restatement adjustments on income before taxes and discontinued operations, net income and the basic and diluted earnings per share for the three and six months ended June 30, 2002. All restatement items were previously reported in the Company’s 2002 Form 10-K. Amounts previously reported as “Other” in the Company’s 2002 Form 10-K, due to their immaterial effect on the reported results for the year ended December 31, 2002, have been described separately below if such adjustments had a material effect on the quarterly results for the three and six months ended June 30, 2002. The restatement adjustments are discussed in the “Description of Restatement Items” section following the tables below.

                                                     Three Months Ended June 30, 2002 (unaudited)
                                           -----------------------------------------------------------
                                           Income before taxes              Net Income     Net Income
                                             and discontinued     Net       Per Share      Per Share
                                                operations      Income      (Basic)        (Diluted)
                                           -----------------------------------------------------------
Previously Reported                                $6,216        $6,188        $0.23        $0.21

Lease Accounting                                      196           218         0.01         0.01
Residual guarantees                                   580           348         0.01         0.01
Swap accounting                                    (1,104)         (596)       (0.02)       (0.02)
Intercompany transactions with CAI                  1,142         1,095         0.04         0.04
Deferred tax asset valuation                          ---          (265)       (0.01)       (0.01)
Intercompany account reconciliations                 (445)         (429)       (0.01)       (0.01)
Accounting for insurance claim                       (751)         (722)       (0.03)       (0.02)
Elimination of discontinued operations
   classification-PCR                              (1,580)         (948)       (0.03)       (0.04)
Changes in accruals and estimates
  Write-off of deferred financing fees                126            76          ---          ---
  Estimated repair costs incurred on
     equipment                                       (366)         (221)       (0.01)       (0.01)
  Reversal of repair accrual in incorrect
     period                                          (366)         (220)       (0.01)       (0.01)
  Other                                              (497)         (259)       (0.01)       (0.01)
                                                     ----          ----        -----        -----
Net Restatements                                   (3,065)       (1,923)       (0.07)       (0.07)
                                                   ------        ------        -----        -----

As restated before discontinued operations          3,151         4,265         0.16         0.14

Adoption in 2002 of SFAS 145 on retirement
   of debt                                            32            ---          ---          ---
                                                   ------        ------        -----        -----
As restated                                        $3,183        $4,265        $0.16        $0.14
                                                   ======        ======        =====        =====

                                                     Six Months Ended June 30, 2002 (unaudited)
                                           -----------------------------------------------------------
                                           Income before taxes              Net Income     Net Income
                                             and discontinued     Net       Per Share      Per Share
                                                operations      Income      (Basic)        (Diluted)
                                           -----------------------------------------------------------

Previously Reported                            $18,749          $16,881        $0.62         $0.57

Lease accounting                                   596              614         0.02          0.02
Residual guarantees                              1,126              676         0.02          0.02
Swap accounting                                   (246)              19          ---           ---
Intercompany transactions with CAI                 708              807         0.03          0.04
Deferred tax asset valuation                       ---             (530)       (0.02)        (0.02)
Intercompany account reconciliations                30               29          ---           ---
Accounting for insurance claim                  (5,115)          (4,922)       (0.18)        (0.17)
Elimination of discontinued operations
   classification-PCR                           (3,910)          (2,346)       (0.08)        (0.07)
Changes in accruals and estimates
  Write-off of deferred financing fees            (558)            (335)       (0.01)        (0.01)
  Estimated repair costs incurred on
     equipment                                    (313)            (188)       (0.01)        (0.01)

  Reversal of repair accrual in incorrect
     period                                       (366)            (220)       (0.01)        (0.01)
  Other                                            (38)             (30)         ---           ---
                                                ------           ------        -----         -----
Net Restatements                                (8,086)          (6,426)       (0.24)        (0.21)
                                                ------           ------        -----         -----

As restated before discontinued operations      10,663           10,455         0.38          0.36

Elimination of discontinued operations
   classification                               (1,182)             ---          ---          ---

Adoption in 2002 of SFAS 145 on retirement
   of debt                                          32              ---          ---          ---

                                                ------          -------        -----         -----
As restated                                     $9,513          $10,455        $0.38         $0.36
                                                ======          =======        =====         =====

Description of Restatement Items

Lease Accounting

           During 2000 and 2001, the Company billed customers under four direct finance leases that required a down payment from the customer. The value of equipment leased to these customers totaled $7,055 while the initial down payment called for under the leases amounted to $1,899. These down payments were incorrectly recorded as revenue when collected rather than as a reduction to the net investment in the direct finance leases. This treatment had the effect of overstating revenue in the period that the down payments were made by the customer and understating revenue for the remaining periods of the leases. The effect was to understate pre tax income for the three and six months ended June 30, 2002 by $137 and $166, respectively.

           After discovering the aforementioned leases, the Company conducted a review of all of its active leases and determined that a number of leases to customers were incorrectly classified as operating leases when these leases met the criteria for capitalization as direct finance leases under the provisions of SFAS 13, Accounting for Leases. As a result, the Company has reduced pre tax income earned under the terms of these leases by $273 and $414 for the three and six months ended June 30, 2002.

          The Company determined that the system used to account for its finance lease portfolio incorrectly calculated the income earned on these leases. The Company recalculated the interest recorded on its lease portfolio, which has resulted in an increase to pretax income of $332 and $844 for the three and six months ended June 30, 2002.

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

          As a result of the decision made by the Company, the assets and liabilities, results of operations and cash flows of PCR and Microtech were accounted for as discontinued operations in the previously reported Condensed Consolidated Financial Statements at June 30, 2002.

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

          At the time of closing of the sale of the Company's interest in PCR, the Company provided a guarantee of an additional line of credit from a financial institution of up to $3,000 on PCR's behalf. The financial institution subsequently agreed, at the Company's request, to rescind this guarantee, retroactive to December 31, 2001. In lieu of the Company's guarantee, effective December 31, 2001, certain directors and officers of the Company guaranteed an additional line of credit of up to $3,000 on behalf of PCR. In addition, on December 31, 2001 the Company had entered into consulting and bonus contracts with two officers of PCR. Microtech also had a finance lease and other receivables in the amount of approximately $1,400 due from PCR at December 31, 2001. These transactions and continuing obligations of the Company and its officers and directors were not considered by the Company when evaluating the accounting for the PCR transaction at December 31, 2001 and June 30, 2002. These items preclude the use of sale accounting for this transaction. As a result, classification of the computer-leasing segment as a discontinued operation was inappropriate. As a result, the assets and liabilities of PCR are included in the Condensed Consolidated Balance Sheets as assets of business transferred under contractual agreement and liabilities of business transferred under contractual agreement, respectively. The assets and liabilities of Microtech are included in the respective line items on the Condensed Consolidated Balance Sheets.

          The Condensed Consolidated Financial Statements at June 30, 2002 have been restated to include the results of the computer-leasing segment in net income from continuing operations. In accordance with SEC Staff Accounting Bulletin Topic 5e, the Company has recorded PCR's operating losses for the three and six months ended June 30, 2002 amounting to $1,580 and $3,910, respectively. These losses have been included in other (income)/expense, net with a corresponding reduction to PCR's assets which are included in assets of business transferred under contractual agreement. In addition, the pre tax losses incurred by Microtech for the six months ended June 30, 2002 totaling $1,182 have been included in pre tax income.

Residual Guarantees

           During the year ended December 31, 2000, the Company acquired certain leasing equipment subject to long-term lease agreements and financed the transaction through sale/leaseback arrangements with financial institutions. These leases generally called for the Company to guarantee a stated portion of the residual value at the end of the lease term. During a review of these leases, it was determined that the Company had been accruing for the full amount of its residual, rather than for an estimate of the Company's potential payment under the residual guaranty. As a result, the Company has reduced its provisions for these guarantees amounting to $458 and $915 for the three and six months ended June 30, 2002. This amount has been reflected in lease operating expense on the accompanying Condensed Consolidated Statements of Income.

          In addition, during the review of these leases, the Company determined that two leases that had been treated as operating leases should have been classified as finance leases. The reclassification of these leases resulted in additional pre tax income of $122 and $211 for the three and six months ended June 30, 2002.

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

          The effect of all of the changes described above was to decrease pre tax income by $1,104 and $246 for the three and six months ended June 30, 2002.

Inter-company Transactions with CAI

           During the period from 1998 to March 2002, there were several transactions wherein Interpool acquired equipment, and the related leases, from CAI on terms that resulted in a profit for CAI. In addition, certain costs related to these transactions were capitalized by Interpool while CAI recorded these transactions as income in the periods in which the transactions were completed. These capitalized costs were written off by Interpool during the second quarter of 2002.

           Prior to June 27, 2002, the Company's investment in CAI was accounted for under the equity method of accounting. The Company failed to eliminate a portion of inter-company profits in recording its equity portion of the income or loss incurred by CAI.

          We have restated all of the periods affected by these inter-company transactions, eliminating all gains and correcting the accounting for all inter-company charges in the periods affected. The required adjustments resulted in an increase of $1,142 and $708 for the three and six months ended June 30, 2002.

Inter-company Account Reconciliation

          The Company identified an inter-company account in 2002 that had not been reconciled at December 31, 2001 and 2000 or the interim periods in 2002. This reconciliation, when performed in 2002, resulted in a decrease of $445 and an increase of $30 to pre tax income for the three and six months ended June 30, 2002.

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

          The change in the accounting for this insurance claim resulted in a decrease to previously reported pre-tax income of $751 and $5,115 for the three and six months ended June 30, 2002.

Changes in Accruals and Estimates

           Write-off of Deferred Financing Fees

          As part of the restatement, the Company determined that certain deferred finance costs related to the chassis securitization, which were expensed in the second quarter of 2002, should have been recorded as an expense in the three months ended March 31, 2002. In addition, the Company determined that certain other costs which it had deferred related to the structuring of the chassis securitization should have been expensed in the second quarter due to changes made to the securitization. These adjustments amounted to an increase of $126 and a decrease of $558 for the three and six months ended June 30, 2002. These adjustments have been reflected in interest expense in the accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2002.

           Estimated Repair Costs Incurred on Equipment

           After the acquisition of certain used equipment in 1998, the Company capitalized the estimated cost of repairs incurred for the equipment to the depreciable basis of the assets acquired. During 2002, the Company determined that the actual repair costs were less than the estimated costs, resulting in an excess asset balance being depreciated since 1998. During 2002, the Company made an adjustment reducing depreciation expense by $422 (pre-tax) to correct for the excess depreciation expense recorded by the Company from 1998 through 2002. In connection with the re-statement, this 2002 adjustment to depreciation expense was reversed and depreciation expense was corrected for the periods from 1998 through 2002. The effect of these adjustments was to reduce pre tax income by $366 and $313 for the three and six months ended June 30, 2002.

           Reversal of Repair Accrual in Incorrect Period

          The Company reversed excess repair accruals amounting to $366 during the three months ended June 30, 2002. As part of the restatement, the Company determined that this adjustment should have been recorded in the fourth quarter of 2000. The adjustment made to correct the recording of these entries resulted in a decrease to pre tax income for the three and six-month periods ended June 30, 2002 of $366.

           Other

          The Company made other adjustments consisting of changes to accruals and estimates as well as entries to reclassify previously recorded entries to their correct periods. These adjustments were individually immaterial and decreased pretax income by $497 and $38 for the three and six-month periods ended June 30, 2002.

Income Tax Expense (Benefit)

          The change in the provision for income taxes due to the correction of the pretax errors described above decreased the provision for income taxes by $1,407 and $2,662 (including the reclassification of the tax benefit of $472 from discontinued operations) for the three and six months ended June 30, 2002.

Deferred Tax Asset Valuation Allowance

          The Company completed a review of its deferred tax liabilities and the carrying value of certain tax assets. In connection with this review, the Company reclassified certain tax liabilities to properly reflect them as deferred tax valuation allowances. In addition, the Company increased its provision for income taxes by $265 and $530 for the three and six months ended June 30, 2002 with a comparable increase to its deferred tax liabilities at that date.

Note 3 - Relationship with CAI

          The Company holds a 50% common equity interest in CAI, which it acquired in April 1998. CAI owns and leases its own fleet of containers and manages, for a fee, containers owned by the Company and third parties. In connection with the acquisition of its equity interest in CAI, the Company loaned CAI $33,650 under a Subordinated Note Agreement (Note), which is collateralized by all containers owned by CAI as of April 30, 1998 or thereafter acquired, subject to the priority security interest lien of CAI’s senior credit facility, except for certain excluded collateral. Interest on the Note is calculated at an annual fixed rate of 10.5% payable quarterly. The original repayment terms required mandatory quarterly principal payments of $1,683 beginning July 30, 2003 through April 30, 2008. The Note was subject to certain financial covenants and was cross-defaulted with CAI’s senior credit facility, subject to the terms of a subordination agreement. On June 27, 2002, CAI entered into an amended $110,000 senior revolving credit agreement with a group of financial institutions. To facilitate the closing of this new credit facility, the Company agreed to extend the repayment terms of its Note so as to require mandatory quarterly principal payments of $1,683 beginning July 30, 2006 through April 30, 2011 and modified certain financial covenants in the Note. Interest on the Note continues to accrue at an annual fixed rate of 10.5% and is payable quarterly. The Note continues to be cross-defaulted with CAI’s senior credit agreement, subject to the terms of an amended and restated subordination agreement. At the same time, the Company was granted the right to appoint a majority of CAI’s board of directors. As a result of these transactions and gaining a majority position on CAI’s board, the Company’s financial statements include CAI as a consolidated subsidiary commencing June 27, 2002. Previously, CAI was accounted for under the equity method of accounting.

          The Company’s share of the equity losses of CAI for the period from April 1, 2002 through June 27, 2002 and the period from January 1, 2002 through June 27, 2002 totaling $2,998 and $4,045, respectively, have been recorded in losses for investments accounted for under the equity method in the accompanying Condensed Consolidated Statement of Income. For the period from June 27 to June 30, 2002, as well as the three and six months ended June 30, 2003, CAI’s results of operations have been included in the appropriate captions on the accompanying Condensed Consolidated Statement of Income. Minority interest income recorded by the Company for the three and six months ended June 30, 2003 was $185 and $610, respectively.

           During the three and six months ended June 30, 2002, CAI sold containers to Interpool in the amount of $1,104 and $13,259, respectively and recorded a gain on these sales of zero and $730 respectively. During the three months ended June 30, 2003, CAI sold containers to Interpool in the amount of $5,890 and recorded a gain of $561. All transactions (including the related gains on sale) between the Company and CAI have been eliminated in consolidation.

          A total of $80,900 was outstanding under CAI’s senior revolving credit facility at June 30, 2003. Borrowings under CAI’s senior credit facility are secured by substantially all CAI’s assets and are payable on June 27, 2005. The senior credit facility contains various financial and other covenants. At June 30, 2003 CAI was in compliance with all revolving credit facility and lease covenants.

Note 4 - Segment and Geographic Data

          The Company and its subsidiaries conduct business principally in a single industry segment, the leasing of intermodal dry freight standard containers, chassis and other transportation related equipment. Within this single industry segment, the Company has two reportable segments: container leasing and domestic intermodal equipment leasing. The container-leasing segment specializes primarily in the leasing of dry freight standard containers, while the domestic intermodal equipment segment specializes primarily in the leasing of intermodal container chassis.

          The Company also has limited operations in a third reportable segment that specializes in leasing microcomputers and related equipment. The computer leasing segment consisted of two subsidiaries, Microtech Leasing Corporation (Microtech) and Personal Computer Rentals (PCR). During the third quarter of 2001, Company management adopted a plan to exit this segment. As of June 30, 2003 the assets of Microtech continued to be liquidated. PCR’s financial condition deteriorated throughout 2002 and PCR ceased active operations and began to liquidate in the first quarter of 2003. At June 30, 2003 and 2002, expenses related to the activities and ongoing liquidation of PCR are included in the Domestic Intermodal Equipment segment.

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

       Segment Information
       --------------------
                                                                       Domestic       Computer
                                                        Container      Intermodal     Leasing
       Six Months Ended June 30, 2003:                  Leasing        Equipment      Equipment        Totals
       ------------------------------                   -------        ---------      ---------        ------

Revenues from external customers                          $82,802         $97,222          $312       $180,336
Lease operating, administrative and
other expenses                                             19,866          40,579          (171)        60,274
Depreciation and amortization                              29,719          16,507           ---         46,226
Other (income)/expense, net and minority
  interest expense, net                                    (1,061)            (83)          (37)        (1,181)
Loss for investments under equity method                     ---              610           ---            610
Interest income                                            (1,535)           (715)          ---         (2,250)
Interest expense                                           15,265          36,172             1         51,438
Income before taxes                                        20,548           4,152           519         25,219
Net investment in DFL's                                   316,223          95,962           123        412,308
Leasing equipment, net                                    712,501         894,032           ---      1,606,533
Equipment purchases                                       124,890          45,480           ---        170,370
Total segment assets                                   $1,249,527      $1,165,734        $1,913     $2,417,174

                                                                       Domestic       Computer
                                                        Container      Intermodal     Leasing
      Six Months Ended June 30, 2002 (Restated):        Leasing        Equipment      Equipment        Totals
      -----------------------------------------         --------       ----------     ---------        ------

Revenues from external customers                          $58,306         $91,046          $729       $150,081
Lease operating, administrative and other expenses         13,756          34,047         1,763         49,566
Depreciation and amortization                              24,183          20,415            67         44,665
Other (income)/expense, net and minority interest
   expense, net                                            (5,081)         (1,989)          (52)        (7,122)
Loss for investments under equity method                      ---           4,114           ---          4,114
Interest income                                            (1,042)         (2,502)          ---         (3,544)
Interest expense                                           12,227          40,536           126         52,889
Income before taxes                                        14,263          (3,575)       (1,175)         9,513
Net investment in DFL's                                   207,558          80,618         1,615        289,791
Leasing equipment, net                                    666,111         870,162            22      1,536,295
Equipment purchases                                        61,509          63,089           ---        124,598
Total segment assets                                   $1,016,159      $1,139,289        $9,315     $2,164,763

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

Geographic Information
----------------------
                                     Six Months Ended June 30,
                                     -------------------------
                                        2003           2002
                                        ----           ----
                                                     (Restated)
                                                      ---------
     REVENUES:
     United States                   $ 114,271       $  92,208
     International                      66,065          57,873
                                        ------          ------
                                     $ 180,336       $ 150,081
                                     =========       =========
     ASSETS:
     United States                   $1,335,933      $1,348,351
     International                    1,081,241         816,412
                                      ---------         -------
                                     $2,417,174      $2,164,763
                                     ==========      ==========

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

          The Company considered its portion of the future cash flows of the assets and the underlying residuals (“retained interest”) an available for sale security, which is included in other investment securities in the accompanying Condensed Consolidated Balance Sheets. Accordingly, the retained interest is accounted for at fair value, with any changes in fair value over its allocated historical book value recorded as a component of other comprehensive income, net of tax, in the Statement of Changes in Stockholders’ Equity. As of June 30, 2003 and December 31, 2002, the Company estimated the fair market value of retained interest was $6,118 and $10,319, respectively, using a discounted cash flow model assuming expected credit losses of 1.5% and a discount rate of 12.6%, in both periods. The reduction in value between December 31, 2002 and June 30, 2003, resulted primarily from cash received from the trust. For the six months ended June 30, 2003 and 2002, the Company recorded interest income on the retained interest totaling $768 and $963, respectively, which is included in revenues in the accompanying Condensed Consolidated Statements of Income. For the three months ended June 30, 2003 and 2002, the Company recorded interest income on the retained interest totaling $378 and $419, respectively, which is included in revenues in the accompanying Condensed Consolidated Statements of Income. As of June 30, 2003, assets with a historical book value of $26,697 remain in the qualified special purpose entity with $22,568 of asset-backed notes outstanding.

           Interpool Limited, a wholly owned subsidiary of the Company (the “Servicer”), acts as servicer for the assets. Pursuant to the terms of the servicing agreement as amended on October 18, 2002, the Servicer is paid a fee of 0.75% of the assets under management. Prior to the amendment to the servicing agreement, the Servicer was paid a fee of 0.40%. The Company’s management has determined that the servicing fee paid approximates the fair value for services provided, as such, no servicing asset or liability has been recorded. For the six months ended June 30, 2003 and 2002, the Company received servicing fees totaling $526 and $260, which are included in interest income in the accompanying Condensed Consolidated Statements of Income. For the three months ended June 30, 2003 and 2002, the Company received servicing fees totaling $272 and $134, which are included in interest income in the accompanying Condensed Consolidated Statements of Income. For the six months ended June 30, 2003 and 2002, cash flows received on the retained interest were $4,849 and $5,423, respectively.

          At June 30, 2003 and December 31, 2002, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

                                                       June 30, 2003       December 31, 2002
                                                       -------------       -----------------
Carrying amount/fair value of retained interests          $6,118               $10,319
Weighted-average life (in years)                             1.8                   1.8
Expected credit losses (annual rate)                         1.5%                  1.5%
Impact on fair value of 10% adverse change                   $54                   $83
Impact on fair value of 20% adverse change                  $112                  $167
Residual cash flows discount rate (annual)                  12.6%                 12.6%
Impact on fair value of 10% adverse change                  $114                  $182
Impact on fair value of 20% adverse change                  $225                  $354

          At June 30, 2003, the fair value of the Company’s retained interest approximated its net book value.

Note 6 - Derivative Instruments

          The Company’s assets are primarily fixed rate in nature while its debt instruments are primarily floating rate. The Company employs derivative financial instruments (interest rate swap agreements) to effectively convert certain floating rate debt instruments into fixed rate instruments and thereby manage its exposure to fluctuations in interest rates.

          As of June 30, 2003 and December 31, 2002, included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets is a liability of $53,848 and $49,577, respectively, representing the market value of the Company’s interest rate swap contracts.

          The unrealized pre-tax loss on cash flow hedges for the periods ended June 30, 2003 and December 31, 2002 of $(4,653) and $(23,436), respectively have been reported in the Company’s Condensed Consolidated Balance Sheet as a component of accumulated other comprehensive loss, along with related deferred income tax benefit of $1,463 and $8,703, respectively.

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

           Pre-tax income of $175 and $329, respectively, for the three and six month periods ended June 30, 2003 resulting from the change in fair value of interest rate swap agreements held which do not qualify as cash flow hedges under SFAS 133, has been recorded in the Condensed Consolidated Statements of Income as fair value adjustment for derivative instruments. This compares to pre-tax losses of $3,716 and $2,257, respectively, for the three and six month periods ended June 30, 2002. Interest rate swap agreements, which qualify as perfect cash flow hedges, have no ineffectiveness and therefore are not reflected in the Condensed Consolidated Statements of Income. Pre-tax income of $56 and $52, respectively, for the three and six month periods ended June 30, 2003 resulting from interest rate swap agreements which qualify as cash flow hedges but are not perfectly correlated have associated ineffectiveness and have been recorded in the Condensed Consolidated Statements of Income as fair value adjustment for derivative instruments. This compares to $90 and $41, respectively, of pre-tax losses for the three and six month periods ended June 30, 2002. Future ineffectiveness related to these interest rate swap agreements will continue to be recorded in the Condensed Consolidated Statements of Income during the next twelve months.

          As of June 30, 2003, the Company held 13 interest rate swap agreements with various financial institutions. The aggregate notional balance of the swaps was $572,535 as of June 30, 2003.

Note 7 - Contingencies and Commitments

          At June 30, 2003 commitments for capital expenditures totaled approximately $94,665.

          The Company is engaged in various legal proceedings from time to time incidental to the conduct of its business. Such proceedings may relate to claims arising out of chassis accidents that occur from time to time which involve death and injury to persons and damage to property. Accordingly, the Company requires all of its lessees to indemnify the Company against any losses arising out of such accidents while the chassis are on-hire to the lessees. In addition lessees are generally required to maintain a minimum of $2,000 in general liability insurance coverage, which is standard in the industry. In addition, the Company maintains a back-up general liability policy of $200,000. While the Company believes that such coverage should be adequate to cover current claims, there can be no guarantee that future claims will never exceed such amounts. Nevertheless, the Company believes that no current or potential claims of which it is aware will have a material adverse effect on its financial condition or results of operations and that the Company is adequately insured against such claims.

Accounting for an Insurance Claim for a Customer in Default

          In February 2001, the Company demanded return of all of its equipment on lease to a significant customer based in South Korea. The lessee subsequently commenced insolvency proceedings and did not return the Company’s equipment. At the time of this insolvency, the Company maintained insurance coverage against such lessee defaults, and submitted a claim in 2002 to its insurance carriers seeking to recover the value of the receivables owned by the customer (to the extent covered by the insurance policies). The claim includes per diem rental charges for up to one hundred and eighty days after the default date for equipment not returned by the lessee as well as loss, damage and recovery costs relating to the equipment on lease that are also billable to the lessee in accordance with the lease. At June 30, 2003 and December 31, 2002, the receivable due from the insurance carriers totaled approximately $19,937 and $19,606, respectively, related to the Company’s claim. The Company’s total claim exceeds $35,000, the maximum coverage under its insurance policy. The collectibility of the claim is subject to litigation. It is impossible to give assurance as to the ultimate outcome of this proceeding in view of the uncertainties inherent in any litigation. The Company believes that the facts as they have been developed through discovery, and the applicable law, should entitle it to a recovery in the full amount of the claim. The Company will continue to monitor the progress and development of this litigation. As the litigation progresses, the Company will continue to evaluate the prospects for full recovery on its insurance claim and reserves for the impairment of the asset values may become necessary. If the Company is unsuccessful in this litigation, its maximum write-off at June 30, 2003 would amount to $19,937 ($17,394, net of tax). For additional information regarding this insurance claim, please refer to the Company’s 2002 Form 10-K.

           Also, refer to Note 8–Subsequent Events–Stockholder Litigation section for additional discussion of legal proceedings involving the Company.

          At June 30, 2003, the following guarantees were issued and outstanding:

Indemnifications

          In the ordinary course of business, the Company executes contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as an assignment and assumption agreement. These indemnifications might include claims related to any of the following: tax matters and governmental regulations, and contractual relationships. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third party claim. The Company regularly evaluates the probability of having to incur costs associated with these indemnifications and has accrued for any expected losses that are probable. The types of indemnifications for which payment are possible are as follows:

          Taxes

          In the ordinary course of business, the Company provides various tax-related indemnifications as part of transactions. The indemnified party typically is protected from certain events that result in a tax treatment different from that originally anticipated. The Company’s liability typically is fixed when a final determination of the indemnified party’s tax liability is made. In some cases, a payment under a tax indemnification may be offset in whole or in part by refunds from the applicable governmental taxing authority. The Company is party to numerous tax indemnifications and many of these indemnities do not limit potential payment; therefore, it is unable to estimate a maximum amount of potential future payments that could result from any claims made under these indemnities.

          Contractual Relationships

          The Company entered into a number of operating leases during 2000 and 2002 in which it guaranteed a portion of the residual value of the leased equipment. These leases have terms that expire between 7 and 10 years. If at the end of the lease term the fair market value of the equipment is below the guaranteed residual value in the agreement the Company is liable for a percentage of the deficiency. The total of these guarantees is $12,405 of which $1,451 could be due in 4 to 5 years, with the remaining $10,954 potentially due in greater than 5 years. As of June 30, 2003 and December 31, 2002, included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets is a liability of $122 and $99, respectively, representing the accrual for the estimated exposure under these guarantees.

           During the second quarter of 2003, the Company arranged a leasing transaction between one of its major customers and a financial institution for up to 3,000 containers. As part of this transaction, the Company agreed to provide certain guarantees related to the fair value of the equipment if the lessee terminated the lease or if the lessee was unable to meet its obligations under the terms of the lease. In addition, if the lessee agreed to extend the lease, the Company agreed to purchase the equipment from the financial institution at a stated value and lease it to the lessee for this additional period at a stated lease rate. The Company further agreed to provide the lessee with a purchase option at the end of the extended lease period that would be less than the fair market value of the equipment at the date the lessee could exercise its option (the “Bargain Purchase Option”).

          In return for the arrangement of the transaction on behalf of the financial institution and the guarantees discussed above, the Company would be paid an arrangement fee and a portion of the initial rent for each container included in the lease. During the second quarter of 2003, approximately 1,300 containers were delivered to the lessee and the Company received payments amounting to $794.

          The estimated fair value at the end of the lease term guaranteed by the Company for these containers amounts to approximately $2,806. The Company has estimated that its potential liability related to these guarantees is less than the estimated potential liability related to the Bargain Purchase Option granted to the lessee. As such, the Company has accrued for the estimated value of its liability for this Bargain Purchase Option amounting to $673 as of June 30, 2003. The fees received from the lessor, net of the estimated liability for the Bargain Purchase Option, are being recognized by the Company over the term of the residual guarantee.

           Standby Letters of Credit

          As of June 30, 2003, CAI, a consolidated subsidiary, had two outstanding letters of credit totaling $6,000, which guarantee its obligations under certain operating lease agreements. These letters of credit expire in May, 2005.

           Guarantee of Unconsolidated Affiliate Debt

           Since 2000, the Company has guaranteed PCR debts due to third parties totaling $5,000. At December 31, 2002, with PCR in liquidation, a determination was made that it is probable that the Company will incur costs related to this guarantee. As a result, the Company has recorded a liability representing its guarantee of PCR debts net of amounts collected related to PCR’s liquidation. At June 30, 2003 and December 31, 2002 this liability totaled $5,000 and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet. Although there is a recourse provision that allows the Company to recover payments under the guarantee, recovery is unlikely.

Note 8 - Subsequent Events

Financing Activities

          The Company funds a significant portion of the purchase price for new containers and chassis through borrowings under its revolving credit agreement and other lines of credit or through secured financings with financial institutions. While the Company successfully completed several financings during 2003 and early 2004, including financings of approximately $44,000 during December 2003 and $80,000 during March 2004, the Company’s ability to borrow funds on favorable terms has been limited since March 31, 2003 because of the restatement to its historical financial statements and the related Audit Committee and SEC investigations, the delay in completing its audited 2002 financial statements and filing its Annual Report on Form 10-K for 2002 with the SEC, and the delay in completing its quarterly financial statements for 2003 and filing its Quarterly Reports on Form 10-Q for periods in 2003. This has required the Company to reduce the level of new business it has written with customers.

Manufacturer Obligations

          In the past, the Company has paid its equipment manufacturers for acquisitions of containers and chassis within normal trade terms. During 2003, however, the Company was unable to make payments on a normal schedule because of the limited availability of new financings and, accordingly, deferred payment of a substantial portion of its payment obligations to these manufacturers. As of December 31, 2003, the total amount the Company owed to these manufacturers for equipment already delivered (most of which has been placed into service in its fleet) or committed to purchase was approximately $66,500.

           During January and February 2004, the Company reduced its obligations to these manufacturers to $52,095, through the use of available cash. During March 2004, the Company used a portion of the proceeds of a secured financing to pay off the remaining obligations to its container manufacturers ($46,387) in full. The remaining balance, representing amounts payable to chassis manufacturers, will be paid in full from the Company’s available cash balances as it becomes due in accordance with contractual terms.

Debt Modifications and Waivers

          In July 2003, October 2003 and January 2004, in connection with obtaining necessary amendments under its revolving credit facility due to the late filing of the Company’s periodic reports with the SEC and the restatement of its past financial statements, the Company agreed, among other things, to maintain specified levels of unrestricted cash and cash equivalents until all delinquent SEC filings are made. Specifically, the Company agreed to maintain unrestricted cash and cash equivalents of at least $71,000 at all times and at least $80,000 as of the last business day of each month, until the Company’s 2002 Form 10-K was filed. The Company’s 2002 Form 10-K was filed on January 9, 2004. Subsequent to January 9, 2004, the Company is obligated to maintain unrestricted cash and cash equivalents of at least $60,000 at all times and at least $67,500 as of the last business day of the month until completion and filing of all delayed financial statements for 2003 and 2004. This minimum cash requirement was also adopted in the waivers for the container securitization and one other loan agreement. In conjunction with the waiver received during February 2004, the Company became obligated to make amortization payments under its revolving credit facility beginning in March 2004.

          The Company also made various pricing and other concessions to holders of certain other indebtedness in connection with obtaining necessary waivers from such holders due to the late filing of its SEC reports.

           During January 2004, the Company’s lenders agreed to extend the expiration of the waiver relating to the late filing of its Quarterly Report on Form 10-Q for the first quarter of 2003 from January 31, 2004, to February 29, 2004.

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

Statement 2003 - Second Quarter 10-Q 2003 - Third Quarter 10-Q 2003 - 10-K 2004 - First Quarter 10-Q 2004 - Second Quarter 10-Q 2004 - Third Quarter 10-Q	Revised Completion Date On or before April 15, 2004 On or before May 31, 2004 On or before August 31, 2004 On or before December 31, 2004 On or before December 31, 2004 On or before December 31, 2004

          The Company has received waivers from all of its lenders agreeing to the dates above. (See Ongoing Debt Waivers section below for further discussions.)

New Borrowings

          The Company completed a financing in the amount of $80,000 during March 2004, the proceeds of which were used to pay its container manufacturers in full for containers acquired during 2003, to refinance an existing loan, and for general corporate purposes. The Company received $76,000 under this financing in March 2004 and expects to draw down on a second tranche of this financing in the amount of $4,000 later in 2004.

Rating Agency Downgrades

           During October and November 2003, the ratings on the Company’s debt securities were downgraded by three major rating agencies, Standard & Poor’s, Fitch, and Moody’s, citing the resignation of its President, continued delay in issuing audited restated financial statements for 2000 and 2001 and its audited financial statements for 2002 that were to be included in its 2002 Form 10-K and the need to obtain waivers from its lending group for technical defaults under the loan agreements associated with the financial statement delays. The Company’s debt securities were again downgraded by all three rating agencies on December 29, 2003. On January 27, 2004, Moody’s again downgraded the Company’s debt securities citing continued uncertainty associated with the delayed release of the Company’s financial information for 2003. The Company has been advised that Moody’s also reduced the “shadow rating” of the Company’s chassis securitization. The Company has been advised by the participants in this securitization that they will waive any early amortization event or default associated with the downgrade of the “shadow rating” on a periodic basis, and such participants have given such a waiver through July 1, 2004. The Company has been advised that it is likely that the pricing associated with the chassis securitization will be adversely affected, although the amount of any such pricing increase has not yet been determined. There can be no assurance that the waiver described above will continue to be granted or extended. Should such waiver not be granted or extended beyond July 1, 2004, the unfavorable impact on the Company’s near-term liquidity would likely be significant. Such downgrades may also have a negative effect on the Company’s ability to access the capital markets in the future, as well as on the Company’s interest cost. (See Ongoing Debt Waivers section below for further discussion.)

Delisting by the New York Stock Exchange

           On December 29, 2003, the New York Stock Exchange (“the Exchange”) suspended trading in the Company’s common stock and other listed securities and the staff of the Exchange informed the Company that they had recommended that delisting procedures be commenced. The Exchange stated that this action was taken because of the overall uncertainty surrounding the Company’s previously announced restatement of its 2001 and 2000 results and the continued delay in the completion of its current financial statement filing requirements. The Company’s 2002 Form 10-K, which reflected the restated results, was filed on January 9, 2004. The Company appealed the decision and recommendation of the staff of the Exchange, and a hearing before a Committee of the Board of Directors of the Exchange was held March 10, 2004. Following this hearing, the Committee determined to affirm the staff’s recommendation and to delist the Company’s common stock and other listed securities. The delisting is expected to become effective during early April 2004. The Company intends to examine all of its options with regard to listing, and anticipates re-applying for a listing on the Exchange as soon as it is current with its SEC filings later this year. Since the suspension of trading on the Exchange took effect on December 29, 2003, the Company’s common stock has been traded on the over-the-counter market under the symbol IPLI. Information regarding bid and asked prices may be obtained from the web site maintained by pinksheets.com.

Stockholder Litigation

           In February and March 2004, several lawsuits were filed by stockholders of the Company in the United States District Court for the District of New Jersey, naming the Company and certain of its present and former executive officers and directors as defendants. The complaints allege violations of the federal securities laws relating to the Company’s reported financial statements for the years ended December 31, 2000 and 2001 and the nine months ended September 30, 2002, which the Company announced in March 2003 would require restatement. Each of the complaints purports to be a class action brought on behalf of persons who purchased the Company’s securities during a specified period. The lawsuits seek unspecified amounts of compensatory damages and costs and expenses, including legal fees. The Company intends to vigorously defend these lawsuits but is unable at this time to ascertain the impact these lawsuits may have on its financial condition or results of operations.

Ongoing Debt Waivers

           As described in the Debt Modifications and Waivers and Rating Agency Downgrades sections above, the Company will be required to obtain additional waivers from certain of its lenders subsequent to July 1, 2004. In the event that (i) any such required waiver could not be obtained before the applicable deadline; or (ii) any of the Company’s existing waivers ceased to be effective in accordance with their terms based upon future developments, the Company might be in violation of the terms of its indebtedness, and the lenders could exercise their right to declare the Company in default, accelerate the indebtedness owed to such lenders, and take other action against the Company. Moreover, the taking of any such action, or the possibility that such action could be taken, could cause one or more of the Company’s other financial institutions to take action against the Company, such as declaring the Company in default, accelerating the indebtedness owed to such lender, and/or attempting to exercise rights as a secured creditor with respect to any collateral. In addition, several of the waivers the Company has obtained are contingent upon certain events, including but not limited to (1) a determination by the applicable lenders that the changes resulting from the Company’s financial restatement to its historical financial statements for 2001 and 2000 and the first nine months of 2002 does not represent a material adverse change to the Company’s financial condition for these periods as originally reported; or (2) that the delisting of the Company’s common stock and other listed securities from the Exchange does not represent a material adverse change in the Company’s ability to act as servicer for certain financings. The one lender for whom continued listing of the Company’s common stock on the Exchange was required to avoid an event of default eliminated that requirement during early March 2004. While the restatement was necessary, the Company believes that its revised financial statements do not represent such a material change. The Company also believes that the delisting of its securities by the Exchange will not affect its ability to perform as servicer for the financings in question. Further, none of the Company’s lenders has taken any action to indicate that they believe a material adverse change has occurred. If either of these circumstances were to occur the Company could be deemed to be in default under the terms of its indebtedness, in which event, the Company might not be able to meet its obligations to its lenders or other creditors and might not be able to prevent such parties from taking actions that could jeopardize the Company’s ability to continue to operate its business.

           For further discussion of events occurring subsequent to June 30, 2003 see the Company’s 2002 Annual Report on Form 10-K – Note 21 – Subsequent Events.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion of our historical financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this report. All financial information in this report gives effect to the restatement of our financial statements for 2000 and 2001 and for the three and six months ended June 30, 2002. (Unless otherwise indicated, all fleet statistics including the size of the fleet, utilization of the leasing equipment or the rental rates per day that are set forth in this Quarterly Report on Form 10-Q exclude the information of our 50%-owned consolidated subsidiary CAI.)

          The information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Company with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included in this report, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Restatement of Previously Issued Financial Statements

          This quarterly report on Form 10-Q contains our restated Condensed Consolidated Financial Statements for the three and six months ended June 30, 2002. During 2003, we performed an analysis of our previously issued Condensed Consolidated Financial Statements for the three and six months ended June 30, 2002 and identified certain errors. Our analysis also included the Consolidated Financial Statements for the years ended December 31, 2001 and 2000 and the related interim periods, which periods are included in our 2002 Form 10-K.

          The nature of the errors and the restatement adjustments that we have made to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2002 are set forth in Note 2-Restatement of Previously Issued Financial Statements.

          For additional information regarding this restatement see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2002 Form 10-K.

General

          We generate revenues through leasing transportation equipment, primarily intermodal chassis and dry freight standard containers. Most of our revenues are derived from payments under operating leases and from income earned under finance leases, under which the lessee generally has the right to purchase the equipment at the end of the lease term.

          Revenue derived from an operating lease generally consists of the monthly lease payments from the customer. For the three months ended June 30, 2003 and 2002, revenues derived from operating leases were $79.1 million (87% of revenues) and $66.7 million (88% of revenues), respectively. For the six months ended June 30, 2003 and 2002, revenues derived from operating leases were $158.2 million (88% of revenues) and $133.0 million (89% of revenues), respectively.

          Revenue derived from a direct finance lease consists only of income recognized over the term of the lease using the effective interest method. The principal component of the direct finance lease payment is reflected as a reduction to the net investment in the direct finance lease. For the three months ended June 30, 2003 and 2002, total payments from direct finance leases were $29.9 million and $24.7 million, respectively and the revenue component of total lease payments totaled $12.1 million (13% of revenues) and $8.9 million (12% of revenues), respectively. For the six months ended June 30, 2003 and 2002, total payments from direct finance leases were $59.1 million and $46.0 million, respectively and the revenue component of total lease payments totaled $22.1 million (12% of revenues) and $17.1 million (11% of revenues), respectively.

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

          Our container leasing operations are conducted through our subsidiary, Interpool Limited, a Barbados corporation. Our effective tax rate benefits substantially from the application of an income tax convention, pursuant to which the profits of Interpool Limited from international container leasing operations are exempt from federal taxation in the United States. These profits are subject to Barbados tax at rates that are significantly lower than the applicable rates in the United States. Our chassis leasing operations are conducted primarily through Trac Lease, Inc. (“Trac Lease”) and Interpool. The short-term portion of our container leasing operations is conducted through our 50%-owned consolidated subsidiary, CAI. A portion of our other United States equipment-leasing activities are conducted through Interpool itself.

          On June 27, 2002, our 50% owned subsidiary, CAI, which concentrates on short term container leasing, entered into a new $110.0 million senior credit agreement with a group of financial institutions. To facilitate the closing of this new credit facility, we agreed to extend the repayment terms of an outstanding subordinated note of CAI held by us and modified certain financial covenants of the note. At the same time, we were granted the right to appoint a majority of CAI’s board of directors. As a result of these transactions and gaining a majority position on CAI’s board, our financial statements include CAI as a consolidated subsidiary commencing June 27, 2002. Previously, CAI was accounted for under the equity method of accounting. Our share of the equity losses of CAI for the period from January 1, 2002 through June 26, 2002 totaling $4.0 million have been recorded in losses for investments accounted for under the equity method in the accompanying Condensed Consolidated Statements of Income. For the period from January 1, 2003 through June 30, 2003, CAI’s results of operations have been included in the appropriate captions on the accompanying Condensed Consolidated Statements of Income. Transactions between the Company and CAI have been eliminated in consolidation. Minority interest income recorded by the Company for the three and six months ended June 30, 2003 was $.2 million and $.6 million, respectively. Minority interest income recorded by the Company for the period from June 27, 2002 through June 30, 2002 was $.01 million. The assets and liabilities of CAI at December 31, 2002 and June 30, 2003 have been included on the accompanying Condensed Consolidated Balance Sheet. See Note 3-Relationship with CAI.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

           Revenues. Our revenues increased to $91.2 million for the three months ended June 30, 2003, from $75.6 million in the three months ended June 30, 2002, an increase of $15.6 million or 21%. The increase was partially attributable to $8.4 million of incremental leasing revenues as a result of consolidating CAI. In addition, container and chassis operating lease revenues increased $4.1 million and finance lease revenues increased $3.2 million, partially offset by reduced operating lease revenues of $.1 million contributed by Microtech as compared to the prior year period. Although our container and chassis fleets increased in size by 9% and 3%, respectively as compared to the three months ended June 30, 2002, operating lease revenue was adversely affected by reductions in the daily rental rates of 6% for containers and 2% for chassis. The decrease in container rates resulted from the termination of leases with higher rates that were written when the cost of equipment was higher than it is currently. These leases are being replaced by leases with lower rates reflecting the current cost of equipment. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire. Under this method, utilization rates of our container fleet and our domestic intermodal chassis operating fleet at June 30, 2003 were 99% and 94%, respectively, as compared to 98% and 91%, respectively, at June 30, 2002. The utilization rates of our container fleet, considering CAI's actual utilization rates for our containers managed by CAI, were 94% and 91% at June 30, 2003 and 2002, respectively. The weighted average revenue per day earned by us for our containers managed by CAI was $.91 and $.89 per unit for the three months ended June 30, 2003 and 2002, respectively. The increase in revenue per day was the result of higher rates in the short term leasing market.

Lease Operating and Administrative Expenses. Our lease operating and administrative expenses increased to $30.5 million for the three months ended June 30, 2003 from $21.7 million in the three months ended June 30, 2002, an increase of $8.8 million or 41%.

           The increase was primarily due to:

•	An increase of $4.6 million resulting from the consolidation of the activities of CAI.

•	An increase in maintenance and repair costs of $2.8 million primarily due to the refurbishment of chassis for use within the chassis product line.

•	An increase in audit related expenses of $1.7 million primarily as a result of our decision to restate our 2001 and 2000 annual financial results and the financial results of the first three quarters of 2002.

•	An increase in salaries of $.8 million primarily due to an increase in the bonus accrual as compared to the three months ended June 30, 2002, as well as an increase in headcount as compared to the prior year period.

•	A decrease in storage costs of $2.5 million primarily due to increased utilization of our fleet managed by CAI, as well as a reduction in storage related expenses as we sell equipment recovered from a customer in default.

           Lease operating and administrative expenses will continue to increase for the remaining quarters of 2003 as a result of costs associated with the restatement of our financial statements for the years ended December 31, 2000 and 2001 as well as for the first three quarters of 2002. In addition, we have incurred significant costs related to the Audit Committee’s investigations, separation agreements with our former Chief Financial Officer and our former President, legal representation for the Company as well as our officers, directors and employees, and the payment of bank fees in order to obtain necessary waivers.

          The costs and their estimated impact on the quarters of 2003, based upon the periods in which these costs were incurred, are as follows:

(Dollars in millions)              June 30,              September 30,            December 31,
Quarters ended:                     2003                    2003                     2003
----------------------------      ----------            ---------------          --------------

Audit fees for the reaudits
   and restatements                 $1.3                    $1.0                     $1.3
Cost of investigations                .2                     3.2                      2.5
Legal and consulting fees             .1                     1.1                      2.0
Separation agreements                  -                     4.5                      1.4
Bank fees                             .1                      .5                      1.0
                                    ----                   -----                     -----
Amounts before tax                  $1.7                   $10.3                     $8.2
                                    ====                   =====                     =====

Amounts net of tax                  $1.2                    $6.3                     $5.4
                                    =====                  =====                     =====

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

           Provision for Doubtful Accounts. Our provision for doubtful accounts decreased to $.4 million for the three months ended June 30, 2003 from $1.3 million for the three months ended June 30, 2002. The decrease was primarily attributable to reduced provisions provided by Microtech as compared to the prior year period ($.7 million). During the three months ended June 30, 2003, we experienced an increase in our non-performing receivables of $.5 million ($11.8 million at June 30, 2003 and $11.3 million at March 31, 2003). As of June 30, 2003 and March 31, 2003, our non-performing receivables, net of applicable reserves, were 1.11% and 1.33%, respectively, of accounts and notes receivables, net. Our provision for doubtful accounts is provided based upon a review of the outstanding receivables and an evaluation of the adequacy of the allowance for doubtful accounts. The adequacy of our allowance for doubtful accounts is periodically reviewed based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of finance lease receivables.

           Fair Value Adjustment for Derivative Instruments. Our non-cash fair value adjustment for derivative instruments income amounted to $.2 million for the three months ended June 30, 2003 as compared to expense of $3.8 million in the three months ended June 30, 2002, a change of $4.0 million. This decrease was primarily attributable to the change in the fair value of interest rate swaps accounted for as free standing derivatives (including the amortization of amounts included in accumulated other comprehensive income upon the adoption of SFAS No. 133 on January 1, 2001) and the ineffectiveness for cash flow hedges that are not perfectly correlated which resulted in income of $.2 million for the three months ended June 30, 2003 as compared to expense of $3.8 million for the three months ended June 30, 2002.

           Depreciation and Amortization of Leasing Equipment. Our depreciation and amortization expenses increased to $23.0 million for the three months ended June 30, 2003, from $17.1 million for the three months ended June 30, 2002, an increase of $5.9 million or 35%.

           The increase was due to additions to our operating lease fleet, as well as:

•	An increase in depreciation expense of $3.8 million resulting from the consolidation of the activities of CAI.

•	An impairment write-down of $.8 million based on an evaluation of idle equipment returned during the second quarter of 2003.

           Losses for Investments Accounted for Under the Equity Method. The decrease in losses for investments accounted for under the equity method of $2.5 million during the three months ended June 30, 2003 as compared to the prior year period resulted primarily from decreased equity method losses of CAI that we recorded through June 26, 2002, at which time CAI became our consolidated subsidiary. For the period from April 1, 2002 through June 26, 2002, our share of the equity losses of CAI was $3.0 million. In addition, for the three months ended June 30, 2003, we recorded $.6 million representing our share of equity losses as a result of certain other investments accounted for under the equity method of accounting, as compared to equity losses of $.1 million for the three months ended June 30, 2002.

           Other (Income)/Expense, Net. The decrease in other (income)/expense, net of $2.2 million during the three months ended June 30, 2003 as compared to the prior year period was primarily due to:

•	A gain of $4.8 million recorded during the second quarter of 2002 as a result of the sale of our Chicago property, which had been acquired as part of the acquisition of the North American Intermodal Division of Transamerica Leasing, Inc. (“TA”).

•	A $.8 million decrease for income recorded in Q2 2003 ($.2 million) as compared to Q2 2002 ($1.0 million) for costs incurred and losses realized on a defaulted lease that we expect to recover through our insurance policy.

•	$1.6 million of losses from PCR’s operations for the second quarter of 2002, recorded in accordance with SEC Staff Accounting Bulletin Topic 5e.

•	Gains on equipment sales of $.2 million during the three months ended June 30, 2003 as compared to losses on equipment sales of $1.1 million during the prior year period. The change of $1.3 million resulted primarily from a full quarter of gains on equipment sales to third parties recognized by CAI which became a consolidated subsidiary on June 27, 2002.

•	Fee income of $.4 million as a result of our acting as an agent and arranging a lease transaction between two parties.

           Interest Expense. Our interest expense decreased to $26.0 million in the three months ended June 30, 2003 from $29.2 million in the three months ended June 30, 2002, a decrease of $3.2 million or 11%. The decrease in interest expense was primarily attributable to reduced interest rates resulting in reduced interest expense of $4.9 million and reduced amortization of deferred financing fees of $1.2 million. These decreases to interest expense were partially offset by increased borrowings to fund capital expenditures, resulting in incremental interest expense of $2.1 million and incremental interest expense of $.8 million as a result of consolidating CAI.

           Interest Income. Our interest income decreased to $1.2 million in the three months ended June 30, 2003 from $1.5 million in the three months ended June 30, 2002, a decrease of $.3 million or 20%. The decrease in interest income was primarily due to reduced earnings on invested cash balances due to lower interest rates.

           Minority Interest (Income)/Expense, Net. The change in minority interest (income)/expense, net of $.2 million for the three months ended June 30, 2003 as compared to the prior year period resulted primarily from an increase in minority interest income of $.1 million as a result of the consolidation of CAI effective June 27, 2002.

           Provision for Income Taxes. We recorded an income tax provision of $1.3 million for the three months ended June 30, 2003 as compared to a tax benefit of $1.1 million for the three months ended June 30, 2002. This increase in the provision for income taxes was caused by higher pre-tax income of $9.3 million and the mix between pre-tax income and losses generated from international sources and United States sources. The international container division that is taxed at lower rates (approximately 3%) based upon the income tax convention between the United States and Barbados, contributed favorably to net income. The domestic intermodal division, which is taxed at higher United States tax rates, contributed income (with a resultant tax provision) during the three months ended June 30, 2003, as compared to losses (with a resultant tax benefit) during the three months ended June 30, 2002. Additionally, other provisions for deferred tax asset valuation allowances increased the tax provision by $.3 million in the second quarter of 2002.

           Net Income. As a result of the factors described above, our net income increased to $11.2 million in the three-month period ended June 30, 2003 from $4.3 million in the three-month period ended June 30, 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

           Revenues. Our revenues increased to $180.3 million for the six months ended June 30, 2003, from $150.1 million in the six months ended June 30, 2002, an increase of $30.2 million or 20%. The increase was partially attributable to $17.1 million of incremental leasing revenues as a result of consolidating CAI. In addition, container and chassis operating lease revenues increased $8.5 million and finance lease revenues increased $5.0 million, partially offset by reduced operating lease revenues of $.3 million contributed by Microtech as compared to the prior year period. Although our container and chassis fleets increased in size by 10% and 4%, respectively as compared to the six months ended June 31, 2002, operating lease revenue was adversely affected by reductions in the daily rental rates of 5% for containers and 1% for chassis. The decrease in container rates resulted from the termination of leases with higher rates that were written when the cost of equipment was higher than it is currently. These leases are being replaced by leases with lower rates reflecting the current cost of equipment. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire. Under this method, utilization rates of our container fleet and our domestic intermodal chassis operating fleet at June 30, 2003 were 99% and 94%, respectively, as compared to 98% and 91%, respectively, at June 30, 2002. The utilization rates of our container fleet, considering CAI's actual utilization rates for our containers managed by CAI, were 94% and 91% at June 30, 2003 and 2002, respectively. The weighted average revenue per day earned by us for our containers managed by CAI was $.92 and $.90 per unit for the six months ended June 30, 2003 and 2002, respectively. The increase in revenue per day was the result of higher rates in the short term leasing market.

           Lease Operating and Administrative Expenses. Our lease operating and administrative expenses increased to $58.5 million for the six months ended June 30, 2003 from $43.8 million in the six months ended June 30, 2002, an increase of $14.7 million or 34%.

           The increase was primarily due to:

•	An increase of $9.1 million resulting from the consolidation of the activities of CAI.

•	An increase in maintenance and repair costs of $6.3 million primarily due to the refurbishment of chassis for use within the chassis product line.

•	An increase in audit related expenses of $2.1 million primarily as a result of our decision to restate our 2001 and 2000 annual financial results and the financial results of the first three quarters of 2002.

•	An increase in salaries of $1.4 million primarily due to an increase in the bonus accrual as compared to the six months ended June 30, 2002, as well as an increase in headcount as compared to the prior year period.

•	A decrease in storage costs of $3.8 million primarily due to increased utilization of our fleet managed by CAI, as well as a reduction in storage related expenses as we sell equipment recovered from a customer in default.

           Lease operating and administrative expenses will continue to increase for the remaining quarters of 2003 as a result of costs associated with the restatement of our financial statements for the years ended December 31, 2000 and 2001 as well as for the first three quarters of 2002. In addition, we have incurred significant costs related to the Audit Committee’s investigations, separation agreements with our former Chief Financial Officer and our former President, legal representation for the Company as well as our officers, directors and employees, and the payment of bank fees in order to obtain necessary waivers.

           The costs and their estimated impact on the quarters of 2003, based upon the periods in which these costs were incurred, are as follows:

(Dollars in millions)                     June 30,              September 30,            December 31,
Quarters ended:                            2003                     2003                     2003
----------------------------            -----------             -------------            -----------

Audit fees for the reaudits
   and restatements                         $1.3                    $1.0                     $1.3
Cost of investigations                        .2                     3.2                      2.5
Legal and consulting fees                     .1                     1.1                      2.0
Separation agreements                          -                     4.5                      1.4
Bank fees                                     .1                      .5                      1.0
                                            ----                   -----                     ----
Amounts before tax                          $1.7                   $10.3                     $8.2
                                            ====                   =====                     ====

Amounts net of tax                          $1.2                    $6.3                     $5.4
                                            ====                   =====                     ====

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

           Provision for Doubtful Accounts. Our provision for doubtful accounts decreased to $2.1 million for the six months ended June 30, 2003 from $3.4 million for the six months ended June 30, 2002. The decrease was primarily attributable to reduced provisions provided by Microtech as compared to the prior year period ($1.8 million), partially offset by increased provisions provided by the Company. During the six months ended June 30, 2003, we experienced an increase in our non-performing receivables of $.7 million ($11.8 million at June 30, 2003 and $11.1 million at December 31, 2002.) As of June 30, 2003 and December 31, 2002, our non-performing receivables, net of applicable reserves, were 1.11% and 2.54%, respectively, of accounts and notes receivables, net. Our provision for doubtful accounts is provided based upon a review of the outstanding receivables and an evaluation of the adequacy of the allowance for doubtful accounts. The adequacy of our allowance for doubtful accounts is periodically reviewed based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of finance lease receivables.

           Fair Value Adjustment for Derivative Instruments. Our non-cash fair value adjustment for derivative instruments income amounted to $.4 million for the six months ended June 30, 2003 as compared to expense of $2.3 million in the six months ended June 30, 2002, a change of $2.7 million. This decrease was primarily attributable to the change in the fair value of interest rate swaps accounted for as free standing derivatives (including the amortization of amounts included in accumulated other comprehensive income upon the adoption of SFAS No. 133 on January 1, 2001) and the ineffectiveness for cash flow hedges that are not perfectly correlated which resulted in income of $.4 million for the six months ended June 30, 2003 as compared to expense of $2.3 million for the six months ended June 30, 2002.

           Depreciation and Amortization of Leasing Equipment. Our depreciation and amortization expenses increased to $46.2 million for the six months ended June 30, 2003, from $44.7 million for the six months ended June 30, 2002, an increase of $1.5 million or 3%.

           While our operating fleet grew, the related increase in depreciation was offset by the following:

•	Additional depreciation associated with the write off of $7.9 million during the three months ended March 31, 2002, which represented the book value of the unrecovered equipment from a lease customer in default.

•	Depreciation savings of $2.3 million and $.2 million (during the first quarter of 2003 when compared to 2002) due to the changes to our estimated useful lives for chassis and containers, respectively.

•	An increase in depreciation expense of $7.9 million resulting from the consolidation of the activities of CAI.

•	An impairment write-down of $1.5 million in 2003 based on an evaluation of certain equipment returned during the first six months of 2003.

           Losses for Investments Accounted for Under the Equity Method. The decrease in losses for investments accounted for under the equity method of $3.5 million during the six months ended June 30, 2003 as compared to the prior year period resulted primarily from decreased equity method losses of CAI that we recorded through June 26, 2002, at which time CAI became our consolidated subsidiary. For the period from January 1, 2002 through June 26, 2002, our share of the equity losses of CAI was $4.0 million. In addition, for the six months ended June 30, 2003, we recorded $.6 million representing our share of equity losses as a result of certain other investments accounted for under the equity method of accounting, as compared to equity losses of $.1 million for the six months ended June 30, 2002.

           Other (Income)/Expense, Net. We had other (income)/expense, net of $(2.1) million during the six months ended June 30, 2003 compared to $(8.7) million for the six months ended June 30, 2002. The decrease of $6.6 million from the six months ended June 30, 2002 was primarily due to:

•	A $9.5 million decrease for income recorded during the six months ended June 30, 2003 ($.3 million) as compared to the prior year period ($9.8 million) for costs incurred and losses realized on a defaulted lease that we expect to recover through our insurance policy.

•	A gain of $4.8 million recorded during the second quarter of 2002 as a result of the sale of our Chicago property, which had been acquired as part of the acquisition of TA.

•	$3.9 million of losses from PCR’s operations for the first quarter of 2002, recorded in accordance with SEC Staff Accounting Bulletin Topic 5e.

•	Gains on equipment sales of $1.1 million during the six months ended June 30, 2003 as compared to losses on equipment sales of $2.0 million during the prior year period. The change of $3.1 million resulted primarily from a full quarter of gains on equipment sales to third parties recognized by CAI which became a consolidated subsidiary on June 27, 2002, as well as the sale of leasing equipment recovered from a customer in default which generated losses during the six months ended June 30, 2002.

•	Fee income of $.4 million as a result of our acting as an agent and arranging a lease transaction between two parties.

           Interest Expense. Our interest expense decreased to $51.4 million in the six months ended June 30, 2003 from $52.9 million in the six months ended June 30, 2002, a decrease of $1.5 million or 3%. The decrease in interest expense was primarily attributable to reduced interest rates resulting in reduced interest expense of $7.2 million and reduced amortization of deferred financing fees of $.6 million. These decreases to interest expense were partially offset by increased borrowings to fund capital expenditures, resulting in incremental interest expense of $4.7 million and incremental interest expense of $1.7 million as a result of consolidating CAI.

           Interest Income. Our interest income decreased to $2.3 million in the six months ended June 30, 2003 from $3.5 million in the six months ended June 30, 2002, a decrease of $1.2 million or 34%. The decrease in interest income was primarily due to reduced earnings on invested cash balances due to lower interest rates.

           Minority Interest (Income)/Expense, Net. The change in minority interest (income)/expense, net of $.6 million for the six months ended June 30, 2003 as compared to the prior year period resulted primarily from an increase in minority interest income of $.6 million as a result of the consolidation of CAI effective June 27, 2002.

           Provision for Income Taxes. We recorded an income tax provision of $3.2 million for the six months ended June 30, 2003 as compared to a tax benefit of $.9 million for the six months ended June 30, 2002. This increase in the provision for income taxes was caused by higher pre-tax income of $15.7 million and the mix between pre-tax income and losses generated from international sources and United States sources. The international container division that is taxed at lower rates (approximately 3%) based upon the income tax convention between the United States and Barbados, contributed favorably to net income. The domestic intermodal division, which is taxed at higher United States tax rates, contributed income (with a resultant tax provision) during the six months ended June 30, 2003, as compared to losses (with a resultant tax benefit) during the six months ended June 3, 2002. Additionally, other provisions for deferred tax asset valuation allowances increased the tax provision by $.5 million during the six months ended June 30, 2002.

           Net Income. As a result of the factors described above, our net income increased to $22.0 million in the six months ended June 30, 2003 from $10.5 million in the six months ended June 30, 2002.

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

           We have usually funded a significant portion of the purchase price for new containers and chassis through borrowings under our revolving credit agreement and other lines of credit or through secured financings with the financial institutions with which we have relationships. Throughout our years in business, we have been successful in completing financings on favorable terms on a regular basis and in the ordinary course of our business. However, while we have successfully completed several significant financings during 2003 and 2004 (See Note 8, “Subsequent Events”, to our Condensed Consolidated Financial Statements included in this report for further discussion), our ability to borrow funds on favorable terms has been limited since March 31, 2003. This is attributable to the restatement to our historical financial statements, the related Audit Committee and SEC investigations, the delay in completing our audited 2002 financial statements and filing our 2002 Form 10-K with the SEC, and the delay in completing and filing our quarterly reports on Form 10-Q for 2003. Our reduced ability to borrow funds on favorable terms has required us to reduce the level of new business we have written with customers.

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

           As of December 31, 2003 our outstanding payment obligations to these manufacturers totaled $66.5 million. During January and February 2004, we reduced our obligations to these manufacturers to $52.1 million, through the use of available cash. During March 2004, we used a portion of the proceeds of a secured financing to pay off the remaining obligations to our container manufacturers ($46.4 million) in full. The remaining balance, representing amounts payable to chassis manufacturers, will be paid in full from our available cash balances as it becomes due in accordance with contratual terms.

           During October and November 2003, the ratings on our debt securities were downgraded by three major rating agencies, Standard & Poor’s, Fitch, and Moody’s, citing the resignation of our President, continued delay in issuing audited restated financial statements for 2000 and 2001 and audited financial statements for 2002 that were to be included in our 2002 Form 10-K and the need to obtain waivers from our lending group for technical defaults under the loan agreements associated with the financial statement delays. Our debt securities were again downgraded by all three rating agencies on December 29, 2003. On January 27, 2004, Moody’s again downgraded our debt securities citing continued uncertainty associated with the delayed release of our financial information for 2003. We have been advised that Moody’s also reduced the “shadow rating” of our chassis securitization. We have been advised by the participants in this securitization that they will waive any early amortization event or default associated with the downgrade of the “shadow rating” on a periodic basis, and such participants have given such a waiver through July 1, 2004. We have been advised that it is likely that the pricing associated with the chassis securitization will be adversely affected, although the amount of any such pricing increase has not yet been determined. There can be no assurance that the waiver described above will continue to be granted or extended. Should such waiver not be granted or extended beyond July 1, 2004, the unfavorable impact on our near-term liquidity would likely be significant. Such downgrades may also have a negative effect on our ability to access the capital markets in the future, as well as on our interest cost.

           Because our financial restatement and re-audits, as well as the completion of the internal investigations by special counsel to our Audit Committee, prevented the timely completion of our financial statements and Form 10-K for the year ended December 31, 2002 and our financial statements and SEC filings for 2003, we requested and received necessary waivers under our debt agreements. During February 2004, we provided our lenders with a revised schedule for completing and filing our financial statements and periodic SEC filings for 2003 and 2004, and requested that our lenders waive any default resulting from the late preparation and filing of our financial statements and required periodic reports contained in our loan documents and debt instruments until the respective dates set forth in the revised schedule. The revised dates we provided to our lenders are:

Statement 2003 - Second Quarter 10-Q 2003 - Third Quarter 10-Q 2003 - 10-K 2004 - First Quarter 10-Q 2004 - Second Quarter 10-Q 2004 - Third Quarter 10-Q	Revised Completion Date On or before April 15, 2004 On or before May 31, 2004 On or before August 31, 2004 On or before December 31, 2004 On or before December 31, 2004 On or before December 31, 2004

           While we requested that our lenders and financial institutions waive compliance with the applicable reporting requirements until the respective dates shown in the table, we intend to complete and file our SEC reports earlier than these deadlines. We have received waivers from all of our lenders agreeing to the dates above.

           As described below, in connection with the receipt of certain waivers, we agreed to certain modifications to the terms of several of our debt agreements, including in a few cases, the pledging of additional collateral and changes to amortization schedules. Several of these waivers provide by their terms that the waiver is void if certain events occur, such as a declaration of default by one or more of our other lenders, or the commencement of civil or criminal proceedings against us or any adverse action by the SEC, if such civil or criminal proceedings or SEC action has a material adverse effect upon our ability to perform our contractual obligations. To date, we do not believe that any of these actions has occurred. In addition, several of the waivers we obtained are contingent upon certain events, including but not limited to (1) a determination by the applicable lenders that the changes resulting from our financial restatement to our historical financial statements for 2001 and 2000 and the first nine months of 2002 do not represent a material adverse change to our financial condition for these periods as originally reported; or (2) that the delisting of our common stock and other listed securities from the Exchange does not represent a material adverse change in our ability to act as servicer for certain financings. The one lender for whom continued listing of our common stock on the Exchange was required to avoid an event of default eliminated that requirement during early March 2004. While the restatement was necessary, we believe that our revised financial statements do not represent such a material change. We believe that the delisting of our securities by the Exchange will not affect our ability to perform as servicer for the financings in question. Further, none of our lenders has taken any action to indicate that they believe a material adverse change has occurred. In the event any of our existing waivers ceased to be effective by its terms based upon future developments, we could be deemed to be in violation of the terms of the indebtedness to which the waiver relates.

           In the event of any default or violation under the terms of our indebtedness one or more of our lenders could exercise their right to declare us in default, accelerate the indebtedness owed to such lenders, and take other actions against us, such as attempting to exercise rights as a secured creditor with respect to any collateral. If either of these circumstances were to occur, we could be deemed to be in default under the terms of our indebtedness, in which event, we might not be able to meet our obligations to our lenders or other creditors and might not be able to prevent such parties from taking actions that could jeopardize our ability to continue to operate our business.

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

Cash Flow Through June 30, 2003

           Between 1990 and the first six months of 2003, we steadily increased our fleet of chassis and containers and added to our portfolio of finance and operating leases. We provided cash flow from operations of $65.3 million and $51.4 million in the six-month periods ended June 30, 2003 and 2002, respectively. Net cash provided by financing activities was $91.0 million in the six-month period ended June 30, 2003 and $72.8 million for the six months ended June 30, 2002. This increase was primarily a result of lower repayments offset by a reduction in new borrowings in 2003 as compared to 2002. We purchased equipment and entered into direct finance leases requiring funding of $170.4 million and $124.6 million in the six-month periods ended June 30, 2003 and 2002, respectively. Although, as noted above, our equipment purchases slowed over the last half of 2003, we plan to continue increasing the size of our chassis and container fleets in 2004 once additional financing is available to us.

Debt Obligations

           We have a container securitization facility, which was renewed in October 2002, and the facility amount was increased to $200.0 million. At June 30, 2003, $131.0 million of the container securitization facility was utilized, of which $22.5 million relates to off-balance sheet financing, while $108.5 million relates to on-balance sheet financing and is included in debt and capital lease obligations in the Condensed Consolidated Balance Sheets. At June 30, 2003, the rate on this facility was 6.07%, including the effect of interest rate swap contracts in place. In July 2003 and October 2003, in connection with obtaining necessary waivers under this facility due to the late filing of our periodic reports with the SEC and the restatement of our past financial statements, we amended the container securitization facility to relinquish the right to request additional advances under the facility and agreed that all lease payments subsequently received under the facility would be used to reduce the indebtedness. In addition, we agreed to comply with several new covenants, consistent with those contained in our amendment to our revolving credit agreement, as described below.

           In March 2002, we established a $500.0 million chassis asset-backed securitization facility. On September 30, 2002, we entered into a sale/leaseback transaction and expanded the total debt and capital lease obligations to a total of $540.9 million outstanding. At June 30, 2003 the total debt and capital lease obligation outstanding under the sale/leaseback totaled $510.8 million of which $103.2 million is a debt obligation and $407.6 million is a capital lease obligation. At June 30, 2003, the interest rate on this facility was 4.99%, including the effect of interest rate swap contracts in place. This facility continues to be accounted for as an on-balance sheet secured financing. The assets used to secure this facility are segregated in a Delaware statutory titling trust (the Trust) and in a special purpose entity (which is consolidated by us) and amount to $534.5 million of accounts receivable and fixed assets with a net book value of $21.5 million at June 30, 2003. In addition, $24.1 million of cash and marketable securities at June 30, 2003 are restricted for use by the Trust and the special purpose entity and included on our Condensed Consolidated Balance Sheet. The assets, which are segregated in the special purpose entity and included on our Condensed Consolidated Balance Sheet, are not available to pay the claims of our creditors. In July 2003 and October 2003, in connection with obtaining necessary waivers under this facility to the late filing of our periodic reports with the SEC and the restatement of our past financial statements, we agreed to certain modifications of the terms of the facility.

           In May 2003, we established a $200.0 million revolving warehouse facility within our chassis securitization facility and received funding from a $25.5 million debt obligation issuance. This warehouse facility has a 364-day revolving period and will start debt amortization in May 2004 if not extended or renewed. The interest rate on the debt outstanding under this warehouse facility is 4.12%, including the effect of an interest rate swap contract in place at time of funding. In July 2003 and October 2003, in connection with obtaining necessary waivers under this facility to the late filing of our periodic reports with the SEC and the restatement of our past financial statements, we agreed, among other things, to suspend our ability to incur additional funding under the warehouse facility until such time as the loan and guarantee parties have each agreed in their sole discretion to reinstate their funding commitments. The loan and guarantee parties are under no obligation to reinstate any commitments to the warehouse facility. We have been advised that Moody’s also reduced the “shadow rating” of our chassis securitization. We have been advised by the participants in this securitization that they will waive any early amortization event or default associated with the downgrade of the “shadow rating” on a periodic basis, and such participants have given us such a waiver through July 1, 2004. We have been advised that it is likely that the pricing associated with the chassis securitization will be adversely affected, although the amount of any such pricing increase has not yet been determined. There can be no assurance that the waiver described above will continue to be granted or extended. Should such waiver not be granted or extended beyond July 1, 2004, the impact on our near-term liquidity would be significant. Such downgrades may also adversely affect our ability to access the capital markets in the future, as well as our interest cost.

           We have a $215.0 million revolving credit facility with a group of commercial banks. On June 30, 2003, $215.0 million was outstanding, with an interest rate of 2.53%. This facility, which is secured by equipment on lease to customers and the related lease receivables, was renewed and amended in July 2000, at which time the term was extended until July 31, 2005. The credit limit under this facility declined to $193.5 million at July 31, 2003, and will decline to $172.0 million by July 31, 2004, and $133.5 million by July 1, 2005. Under this facility, we are required to maintain a tangible net worth (as defined) of at least $125.0 million, a fixed charge coverage ratio of 1.5 to 1 or greater and a funded debt to net worth ratio of 4.0 to 1 or less. At June 30, 2003, we were in compliance with these requirements. Several other facilities have similar covenants.

           In July 2003, October 2003 and January 2004, in connection with obtaining necessary amendments under the revolving credit facility due to the late filing of our periodic reports with the SEC and the restatement of our past financial statements, we agreed, among other things, to reduce advance rates under this facility, to add several events of default, to increase the interest rate margin and to maintain specified levels of unrestricted cash and cash equivalents until our delinquent SEC filings are made. We agreed to maintain unrestricted cash and cash equivalents of at least $71.0 million at all times and at least $80.0 million as of the last business day of each month, until our 2002 Form 10-K was filed. This report was filed January 9, 2004. Subsequent to January 9, 2004, we are obligated to maintain unrestricted cash and cash equivalents of at least $60.0 million at all times and at least $67.5 million as of the last business day of the month until the completion and filing of all delayed financial statements for 2003 and 2004. This minimum cash requirement was also adopted in the waivers for the container securitization and one other loan agreement. In conjunction with the waiver received during February 2004, we became obligated to make amortization payments under our revolving credit facility beginning in March 2004. We have also agreed to restrictions on dispositions of collateral and on encumbrances of assets as well as a limitation on concessions that could be made to our other financial institutions in connection with obtaining waivers. The October 2003 amendment also required us to provide additional financial information to the lenders under the facility and to continue the engagement of a financial advisor. We believe we are in compliance with the requirements of the agreements as amended.

           In February 1998, we issued $100.0 million principal amount of 6-5/8% Notes due 2003 (the “6-5/8% Notes”). As of December 31, 2002, $8.2 million principal amount of the 6-5/8% Notes remained outstanding. On March 1, 2003 the remaining 6-5/8% Notes outstanding were paid off in accordance with terms of the agreement.

           In July and August 1997, we issued $225.0 million of ten-year notes, comprised of $150.0 million of 7.35% Notes due 2007 and $75.0 million of 7.20% Notes due 2007. As of June 30, 2003, $147.0 million and $62.8 million remained outstanding on the 7.35% and 7.20% Notes, respectively.

           During 2002, we commenced a registered subscription rights offering of up to $31.5 million of our 9.25% Convertible Redeemable Subordinated Debentures. The debentures were offered to holders of our common stock pursuant to the exercise of non-transferable subscription rights and were to be convertible into shares of our common stock. We had the right in our discretion to accept offers from other parties to purchase debentures not subscribed for by stockholders. We accepted subscriptions for $32.1 million of debentures, which were issued in December 2002. The size of the offering was increased and we subsequently accepted $5.1 million of additional subscriptions in January and February 2003, resulting in a total of $37.2 million of debentures being issued. The debentures bear interest at an annual rate of 9.25%. They have a mandatory redemption feature upon the earlier of the occurrence of a change of control or December 27, 2022. They have an optional redemption feature after the third anniversary at a price of 100% of outstanding principal, plus accrued interest. They have a special redemption feature between December 27, 2006 and December 27, 2007, during which period we may redeem the debentures at $25.50 per debenture plus accrued interest, if the average closing price of our common stock for five consecutive trading days equals or exceeds $25.50 per share. Lastly, at any time, any holder of the debentures may convert the debentures into our common stock at a per share conversion price of $25.00.

           In addition to the debt specifically identified above, we had additional notes and loans outstanding with various financial institutions totaling $195.2 million, as of June 30, 2003, with installments payable in varying amounts through 2010 with interest rates of approximately 2.15% to 7.90%. In the fourth quarter of 2003 and the first quarter of 2004, we agreed to certain modifications to the provisions of some of these instruments. These modifications include in certain instances changes to the amortization schedule resulting in accelerated principal payments totaling approximately $18.5 million which was paid in February and March 2004, an interest rate increase on $23.8 million of debt outstanding and the pledging of additional collateral with a value of $9.1 million.

           Subsequent to June 30, 2003, we have incurred additional debt obligations in connection with financing our equipment leasing activities. However, as indicated above, our financial restatement and Audit Committee and SEC investigations, as well as the delay in completing our financial statements and filing our SEC reports, have resulted in a significant reduction in our amount of new financings since early 2003 as compared to prior years.

           As of June 30, 2003, our commitments for capital expenditures totaled approximately $94.7 million. Our available liquidity at June 30, 2003 was $195.8 million. This consisted of $219.9 million of cash and marketable securities (reduced by $24.1 million of cash within the chassis securitization facility). Required debt repayments and capital lease payments totaled $180.4 million for the next twelve months.

           In the past, cash on hand, cash flow from operations, borrowings under credit facilities and the net proceeds of the issuance of debt and equity securities in appropriate markets have been sufficient to meet our working capital needs, capital expenditures and required debt repayments. Because the availability of financing to us has been limited in 2003 and 2004, due to our financial restatement and the investigations by our Audit Committee’s special counsel and the SEC, the delay in completing our 2002 audited financial statements and filing our 2002 Form 10-K, and the delay in completing and filing our quarterly reports on Form 10-Q for 2003, we have not been able to fund all of our capital expenditure commitments, specifically our obligations to equipment manufacturers, during the second half of 2003, and we have deferred payments due to our equipment manufacturers. During March, 2004, we used a portion of the proceeds of a secured financing to pay off the remaining obligation to our container equipment manufacturers ($46.4 million) in full. The remaining balance of $5.8 million due to our chassis manufacturers will be paid in full from our available cash balances as it becomes due during March and April 2004. We also expect to continue to rely in substantial part on long-term financing for any future purchase of equipment or strategic acquisitions to expand our business in the future. We cannot assure that long-term financing will be available for these purposes on acceptable terms or at all. In addition, from time to time, we may explore new sources of capital both at the parent and subsidiary levels.

Critical Accounting Policies

           The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Company has identified five policies as being significant because they require management to make subjective and/or complex judgments about matters that are inherently uncertain. These policies include the following items:

•	the allowance for doubtful accounts,

•	accounting for leasing equipment,

•	accounting for insurance claims for lease customer defaults,

•	deferred income taxes, and

•	the US/Barbados income tax convention.

           The Company, in consultation with the audit committee, has reviewed and approved these significant accounting policies which are further described in the Company’s 2002 Form 10-K.

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

           At June 30, 2003, a 10% change in variable interest rates would have resulted in a $.7 million change in pretax earnings.

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

           We seek to reduce credit risk by maintaining insurance coverage against customer insolvency and related equipment losses. Through January 31, 2002 we maintained contingent physical damage, recovery/repatriation and loss of revenue insurance, which provided coverage in the event of a customer’s insolvency, bankruptcy or default giving rise to our demand for return of all of our equipment. The policy covered the cost of recovering our equipment from the customer, including repositioning cost, damage to the equipment and the value of equipment which could not be located or was uneconomical to recover. It also covered a portion of the lease revenues that we might lose as a result of the customer’s default (i.e., up to 180 days of lease payments following an occurrence under the policy). The premium rates and deductibles for this type of insurance have increased as a result of higher claim experience by the Company and also within the industry. As a result, effective March 1, 2003, we obtained a new policy covering similar occurrences for a twelve-month period but with revised terms. The new coverage decreases the recoverable amount per occurrence to $9 million as compared to $35 million in our previous policy and increases the deductible per occurrence from $.4 million to $3 million. This coverage has been extended to March 31, 2004 and we are currently seeking, and expect to complete, a renewal of the policy for another 12 months. However, there can be no assurance that this or similar coverage will be available in the future or that such insurance will cover the entirety of any loss.

Allowance for Doubtful Accounts

          The allowance for doubtful accounts includes our estimate of allowances necessary for receivables on both operating and finance lease receivables. The allowance for doubtful accounts is developed based on two key components (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful and (2) reserves for estimated losses inherent in the receivables based upon historical trends. We believe our allowance for doubtful accounts is adequate to provide for credit losses inherent on our accounts and notes receivable. The allowance for doubtful accounts is intended to provide for losses inherent in the accounts and notes receivable, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. In addition, changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. Finance leases are evaluated on a case by case basis. When evaluating our operating and finance lease receivables for impairment, we consider, among other things, the level of past-due amounts of the respective receivable, the borrower’s financial condition, credit quality indicators of the borrower, the value of underlying collateral and third party credit enhancements such as guarantees and insurance policies. Once a finance lease is determined to be non-performing, our procedures provide for the following events to take place in order to evaluate collectibility:

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

           As reported more fully in our 2002 Form 10-K, we learned of certain deficiencies in our internal controls that existed in 2002, years prior to 2002 and the three and six months ended June 30, 2003. We have concluded that the following internal control deficiencies which have been identified constituted “material weaknesses” or “significant deficiencies” as defined under the standards established by the American Institute of Certified Public Accountants:

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

           In addition to the deficiencies mentioned above, we have identified other less significant deficiencies that we do not consider “material weaknesses” or “significant deficiencies” but which we nonetheless believe should be remedied.

           As reported in our 2002 Form 10-K, we have taken many measures to improve the effectiveness of our internal controls. Among other things, we have taken and are taking the following remedial measures:

1.	We have implemented new procedures relating to the communication of information between management and all levels of our company, including our internal and external accountants, to ensure proper reporting and disclosure. These steps include regular meetings of a committee of senior management, known as the Office of the President, together with a member of the Audit Committee, to discuss important topics such as new business, financing, accounting and personnel matters.

2.	Our former general counsel, Arthur Burns rejoined us in October 2003 as full time Executive Vice President and General Counsel residing in our New York office. Mr. Burns is a member of our Board of Directors.

3.	We selected an experienced financial and leasing executive, James Walsh, a former financial executive at GE Capital Corporation and General Electric Company, who became our Chief Financial Officer in February 2004.

4.	We have hired eight additional accountants and will continue to hire additional experienced personnel, if necessary. In addition, we are planning additional training for our accounting staff.

5.	We have added staff in several other areas, including insurance, accounts receivable, customer service and the legal department.

6.	We have engaged J.H. Cohn, an independent accounting and consulting firm, as our internal auditors, and have been working closely with them to identify and correct weaknesses in our internal controls and procedures and to develop an accounting policies and procedures manual.

7.	We are improving the quality of our file maintenance and record retention for completed transactions.

8.	We are in the process of upgrading our lease accounting system for recording and tracking finance lease transactions. The system has been purchased and installed and it is now undergoing configuration and testing. Additionally, we are in the process of contracting a disaster recovery facility and will begin development of our recovery plan once the contract is finalized. We are committed to upgrading and enhancing other aspects of our information systems, including exception procedures and other security measures, as required.

9.	Our Board of Directors has adopted a comprehensive set of corporate governance documentation, including a revised Board of Directors Charter, a revised Audit Committee Charter, a Code of Business Conduct and Ethics, a Whistleblower and Nonretaliation Policy, and a Disclosure Committee Charter. The Company is in the process of implementing the Whistleblower and Nonretaliation Policy.

10.	We have designated an employee to communicate with all related parties on a monthly basis to determine if new related party transactions have been completed. In addition, we have assigned a member of our accounting department having knowledge of the relevant disclosure standards the responsibility for monitoring transactions on an ongoing basis to identify any related party transactions.

11.	We have a procedure to review intercompany accounts on a regular basis to identify appropriate intercompany eliminations.

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

           We believe that these efforts address the material weaknesses and significant deficiencies that have affected our internal controls for the year ended December 31, 2002 and for the three and six months ended June 30, 2003. We can give no assurances, however, that all material weaknesses and significant deficiencies have been entirely corrected. We continue to look for methods to improve our overall system of control.

           We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003 pursuant to SEC Rules 13a-15 and 15d-15 under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, except for the internal control deficiencies as described herein and taking into account the efforts to address those deficiencies described herein, as of the evaluation date, our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that information we must disclose in reports filed with the SEC is properly recorded, processed, and summarized, and then reported within the time periods specified in the rules and forms of the SEC.

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

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings

Stockholder Litigation

           In February and March 2004, several lawsuits were filed by our stockholders in the United States District Court for the District of New Jersey, naming Interpool and certain of our present and former executive officers and directors as defendants. The complaints allege violations of the federal securities laws relating to our reported financial statements for the years ended December 31, 2000 and 2001 and the nine months ended September 30, 2002, which we announced in March 2003 would require restatement. Each of the complaints purports to be a class action brought on behalf of persons who purchased our securities during a specified period. The lawsuits seek unspecified amounts of compensatory damages and costs and expenses, including legal fees. We intend to vigorously defend these lawsuits but are unable at this time to ascertain the impact these lawsuits may have on our financial condition or results of operations.

SEC Investigation

           In July 2003, following our announcement that our Audit Committee had commissioned an internal investigation by special counsel into our accounting, we were notified that the SEC had opened an informal investigation of Interpool. This investigation was subsequently converted to a formal investigation and remains pending as of the date this report was filed with the SEC. The New York office of the SEC has received a copy of the written report of the internal investigation and has received documents and information from Interpool, the Audit Committee and certain other parties pursuant to SEC subpoenas. We have also been advised that the United States Attorney’s office for the District of New Jersey has received a copy of the written report of the internal investigation and has opened a parallel investigation focusing on certain matters described in the report by the Audit Committee’s special counsel. We have been informed that Interpool is neither a subject nor a target of the investigation by the U.S. Attorney’s office. We are cooperating fully with both of these investigations.

Item 6. Exhibits and Reports on Form 8-K

     (a)      Exhibits:

              Exhibit 99:             Press Releases dated:

                                      (1) 05/01/03                Interpool, Inc. Completes $50 Million
                                                                  Asset Backed Financing to Fund Fleet
                                                                  Expansion.

                                      (2) 06/19/03                Interpool, Inc. to Pay Cash Dividend
                                                                  on Common Stock.

    (b)      Reports on Form 8-K:

     None

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2004	INTERPOOL, INC. By /s/ Martin Tuchman Martin Tuchman Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: March 30, 2004	By /s/ James F. Walsh Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Filed with Interpool, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003

31.1-- Certification of Martin Tuchman.

31.2-- Certification of James F. Walsh.

32.1-- Certification of Martin Tuchman.

32.2-- Certification of James F. Walsh.

99.1-- Press Release dated May 1, 2003.

99.2-- Press Release dated June 19, 2003.