Form 10-Q
period 2003-09-30
INTERPOOL INC
filed 2004-04-28
CIK 898777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2003

or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [  ]     No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes [X]     No [  ]

As of April 21, 2004, there were 27,378,846 shares of common stock, $.001 par value outstanding.

INTERPOOL, INC. AND SUBSIDIARIES

INDEX

                                                                                                         Page
                                                                                                          No.

Part I  -  Financial Information--Interpool, Inc. and Subsidiaries.........................................1

         Item 1:  Financial Statements.....................................................................1

                  Condensed Consolidated Balance Sheets--September 30, 2003
                  (unaudited) and December 31, 2002........................................................3

                  Condensed Consolidated Statements of Income (unaudited) for the
                  Three and Nine Months Ended September 30, 2003 and 2002
                  (Restated)...............................................................................4

                  Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2003 and 2002 (Restated).............................5

                  Condensed Consolidated Statements of Changes in Stockholders'
                  Equity for the Year Ended December 31, 2002 and the Nine Months
                  Ended September 30, 2003 (unaudited).....................................................6

                  Notes to Condensed Consolidated Financial Statements
                  (unaudited)..............................................................................7

         Item 2:  Management's Discussion and Analysis of Financial Condition

PART I - FINANCIAL INFORMATION INTERPOOL, INC. AND SUBSIDIARIES

ITEM 1:   FINANCIAL STATEMENTS

          The Condensed Consolidated Financial Statements as of September 30, 2003 (unaudited) and December 31, 2002 and for the three and nine months ended September 30, 2003 (unaudited) and 2002 (unaudited) (the “Condensed Consolidated Financial Statements”) of Interpool, Inc. and Subsidiaries (the “Company” or the “Registrant”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company’s December 31, 2002 Annual Report on Form 10-K (the “2002 Form 10-K”). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

          As discussed in the Company’s 2002 Form 10-K, the Company has restated its financial statements for the years ended December 31, 2000 and 2001 and the first three quarters of 2002. The Company concluded that this restatement would be necessary while undergoing its 2002 annual audit in March 2003, when the Company determined that several direct finance lease transactions with customers in 2001 and 2000 had been accounted for incorrectly in its prior financial statements. In addition, it also determined that the Company’s former computer leasing segment, which had been classified as a discontinued operation in its financial statements for the first three quarters of 2002 and for 2001 and 2000, should have been classified as part of continuing operations because the requirements of discontinued operation accounting treatment were not satisfied. The Company subsequently identified additional items in its prior financial statements that also required restatement. The Company’s financial statements for the years ended December 31, 2000, 2001 and 2002 included in its 2002 Form 10-K, which was filed with the Securities and Exchange Commission on January 9, 2004, give effect to this restatement. The 2002 Form 10-K contains a description of the adjustments resulting from the restatement and describes the aggregate impact of these adjustments on the Company’s previously issued financial statements.

          All financial information for the three and nine months ended September 30, 2002 included in this Quarterly Report on Form 10-Q gives effect to the restatement.

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

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

                                                                                                 September 30,    December 31,
                                                                                                      2003            2002
                                                                                                 -------------    ------------

                                                                                                   Unaudited
                                                                                                   ---------
ASSETS

CASH AND SHORT-TERM INVESTMENTS                                                                      $183,238         $170,613
MARKETABLE SECURITIES, available for sale, at fair value                                                   20            1,467
ACCOUNTS AND NOTES RECEIVABLE, less allowance of $15,475 and $14,033,                                  66,013           63,950
   respectively
NET INVESTMENT IN DIRECT FINANCING LEASES                                                             411,175          334,129
OTHER RECEIVABLES, net                                                                                 24,976           26,691
LEASING  EQUIPMENT,  net of accumulated  depreciation  and  amortization of $505,745                1,648,065        1,556,816
 and $463,809, respectively
OTHER INVESTMENT SECURITIES, available for sale, at fair value                                          3,801           10,319
OTHER ASSETS                                                                                           83,073           75,234
ASSETS OF BUSINESS TRANSFERRED UNDER CONTRACTUAL AGREEMENT                                                ---            1,902
                                                                                                          ---            -----
TOTAL ASSETS                                                                                       $2,420,361       $2,241,121
                                                                                                   ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                                $274,261         $160,013
INCOME TAXES                                                                                           34,246           31,653
DEFERRED INCOME                                                                                         2,642            3,688
DEBT AND CAPITAL LEASE OBLIGATIONS
     Due within one year                                                                              203,223          161,407
     Due after one year                                                                             1,430,666        1,435,804
                                                                                                    ---------        ---------
         TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS                                                   1,633,889        1,597,211

LIABILITIES OF BUSINESS TRANSFERRED UNDER CONTRACTUAL AGREEMENT                                           ---            1,902

COMPANY-OBLIGATED  MANDATORILY  REDEEMABLE  PREFERRED  SECURITIES                                      75,000           75,000
     IN  SUBSIDIARY  GRANTOR  TRUSTS (holding solely junior  Subordinated  Deferrable interest debentures of the Company) (75,000 shares 9-7/8% Capital Securities outstanding, liquidation preference $75,000)

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES                                                            35,277           35,461

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued                        ---              ---
     Common stock, par value $.001 per share; 100,000,000 shares authorized,                               28               28
       27,602,452 issued at September 30, 2003 and 27,579,952 issued at December 31, 2002
     Additional paid-in capital                                                                       129,556          126,165
     Unamortized deferred compensation-stock grants                                                    (2,161)             ---
     Treasury stock, at cost, 225,900 shares at September 30, 2003 and December 31, 2002               (2,229)          (2,229)
     Retained earnings                                                                                260,263          237,227
     Accumulated other comprehensive loss                                                             (20,411)         (24,998)
                                                                                                      --------         ---------
     Total stockholders' equity                                                                       365,046          336,193
                                                                                                      --------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $2,420,361       $2,241,121
                                                                                                   ===========      ============

      The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these balance sheets.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (dollars in thousands, except share and per share amounts) (unaudited)

                                                                           Three Months Ended            Nine Months Ended
                                                                              September 30,                September 30,

                                                                           2003           2002          2003           2002
                                                                           ----           ----          ----           ----
                                                                                       (Restated)                   (Restated)
                                                                                       ----------                   ----------

REVENUES, including income recognized on direct financing leases
   of $11,173, $8,864, $33,347 and $26,010, respectively                 $95,583        $86,230      $275,919       $236,311
                                                                         -------        --------     --------       ---------
COSTS AND EXPENSES:
  Lease operating and administrative expenses                             39,901         26,559        98,419         70,388
  Provision for doubtful accounts                                            709          2,412         2,846          5,851
  Fair value adjustment for derivative instruments                          (103)         3,441          (484)         5,739
  Depreciation and amortization of leasing equipment                      23,025         22,188        69,251         66,853
  Loss/(income) for investments accounted for under the equity
     method                                                                  891            (88)        1,501          4,026
  Other (income)/expense, net                                                (65)           587        (2,168)        (8,076)
  Interest expense                                                        26,989         29,674        78,427         82,563
  Interest income                                                           (976)          (615)       (3,226)        (4,159)
                                                                            -----          -----       -------        -------
                                                                          90,371         84,158       244,566        223,185
                                                                          ------         -------      --------       -------
Income before minority interest (expense)/income and
  (benefit)/provision for income taxes                                     5,212          2,072        31,353         13,126
MINORITY INTEREST(EXPENSE)/INCOME, NET                                      (452)             6        (1,374)        (1,535)
                                                                            -----             -        -------        -------
Income before provision for income taxes                                   4,760          2,078        29,979         11,591
(BENEFIT)/PROVISION FOR INCOME TAXES                                      (1,357)          (954)        1,814         (1,896)
                                                                          -------          -----        ------        -------
NET INCOME                                                                $6,117         $3,032       $28,165        $13,487
                                                                          ======         ======       ========       =======

NET INCOME PER SHARE:
     Basic                                                                 $0.22          $0.11         $1.03          $0.49
                                                                           =====          =====         =====          =====
     Diluted                                                               $0.21          $0.10         $0.97          $0.46
                                                                           =====          =====         =====          =====
WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
     Basic                                                                27,376         27,361        27,361         27,361
                                                                          ======         ======        =======        ======
     Diluted                                                              29,129         28,969        28,939         29,285
                                                                          ======         ======        =======        ======

    The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

                                                                                                          Nine Months Ended
                                                                                                            September 30,
                                                                                                         2003           2002
                                                                                                        ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                              $28,165        $13,487
Adjustments to reconcile net income to net cash provided by operating activities --
   Depreciation and amortization                                                                         74,141         72,870
    Restricted stock grant expense                                                                          181            ---
   Accrued losses on business transferred under contractual agreement                                       ---          4,320
   (Gain)/loss on sale of leasing equipment                                                                (763)         2,951
   Loss on sale of marketable securities                                                                     26             25
   Gain on sale of land held for sale                                                                       ---         (4,766)
   Provision for doubtful accounts                                                                        2,846          5,851
   Gain on retirement of debt                                                                               ---            (32)
   Fair value adjustment for derivative instruments                                                        (484)         5,739
   Losses for investments accounted for under the equity method                                           1,501          4,026
   Other, net                                                                                           (10,906)       (24,034)
                                                                                                        --------       --------
         Net cash provided by operating activities                                                       94,707         80,437
                                                                                                         -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment                                                                       (105,741)      (128,176)
Proceeds from dispositions of leasing equipment                                                          12,068          5,412
Purchase of leasing equipment for resale                                                                (21,047)           ---
Proceeds from disposition of leasing equipment for resale                                                23,230            ---
Proceeds from sale of land                                                                                  ---          7,955
Investment in direct financing leases                                                                   (75,491)       (49,862)
Cash collections on direct financing leases, net of income                                               55,154         44,243
   recognized of $33,347 and $26,010, respectively
Purchase of marketable securities                                                                           (10)        (1,494)
Sales and matured marketable securities and other investing activities                                    1,468            387
Investment in consolidated subsidiary by minority interest                                                  500            765
                                                                                                            ---            ----
         Net cash used for investing activities                                                        (109,869)      (120,770)
                                                                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                                          149,460      1,119,656
Payment of long-term debt and capital lease obligations                                                (147,180)      (942,322)
Borrowings of revolving credit lines                                                                     78,500         20,000
Repayment of revolving credit lines                                                                     (48,500)       (87,546)
Purchase of treasury stock                                                                                  ---            (40)
Dividends paid                                                                                           (4,493)        (4,556)
                                                                                                         -------        -------
Net cash provided by financing activities                                                                27,787        105,192
                                                                                                         -------        -------
Net increase in cash and short-term investments                                                          12,625         64,859
CASH AND SHORT-TERM INVESTMENTS, beginning of period                                                    170,613        103,760
                                                                                                        -------        -------
CASH AND SHORT-TERM INVESTMENTS, end of period                                                         $183,238       $168,619
                                                                                                       ========       =========
Cash paid for interest                                                                                  $84,075        $86,143
                                                                                                        =======        ========
Cash paid for taxes                                                                                        $906         $1,888
                                                                                                           ====         ======
Supplemental disclosure of non-cash investing activities:
Direct finance leases financed through capital lease obligations                                         $4,397           $---
                                                                                                         ======           =====
Used equipment refinanced under direct finance lease, net                                               $10,255         $9,828
                                                                                                        ========        =======

      The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2002 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(dollars and shares in thousands) (unaudited)

                                  Preferred Stock   Common Stock
                                  ---------------  ---------------

                                                                                                       Acum.
                                                                                                       Other
                                                                    Additional                         Comp-      Comp.
                                            Par              Par     Paid-in     Treasury   Retained    Income    Income
                                  Shares   Value   Shares   Value    Capital      Stock    Earnings    (Loss)     (Loss)
                                  ------   ------  -------  ------  ----------  ---------- ---------- --------   --------
BALANCE, December 31, 2001
(Restated)                           ---    $---   27,580      $28  $124,182     $(2,099)    $239,065  $(9,907)

Net income                           ---     ---      ---      ---      ---         ---        $4,389     ---      $4,389

Other comprehensive loss             ---     ---      ---      ---      ---         ---          ---   (15,091)   (15,091)
                                                                                                                  --------
Comprehensive loss                   ---     ---      ---      ---      ---                               ---     $(10,702)
                                                                                                                  =========
Purchase of 9,300 shares of          ---     ---      ---      ---      ---        (130)         ---      ---
  treasury stock

Capital contribution by officers     ---     ---      ---      ---    1,983         ---          ---      ---
  and directors

Cash dividends declared:

  Common stock, $.2275  per share    ---     ---      ---      ---      ---         ---        (6,227)    ---

BALANCE , December 31, 2002          ---     ---   27,580       28  126,165      (2,229)      237,227  (24,998)

Net income                           ---     ---      ---      ---      ---         ---        28,165     ---     $28,165

Other comprehensive income           ---     ---      ---      ---      ---         ---          ---    4,587       4,587
                                                                                                                    ------
Comprehensive income                 ---     ---      ---      ---      ---         ---          ---      ---     $32,752
                                                                                                                  =======
Capital contribution by officers     ---     ---      ---      ---      698         ---          ---      ---
  and directors

Options exercised                    ---     ---       22      ---      351         ---          ---      ---

Restricted stock award               ---     ---      ---      ---    2,342         ---          ---      ---

Amortization of restricted stock     ---     ---      ---      ---      ---         ---          ---      ---
award

Cash dividends declared:

  Common stock, $.1875 per share     ---     ---      ---      ---      ---         ---        (5,129)    ---
                                     ---     ---      ---      ---      ---         ----       -------    ----

BALANCE, September 30, 2003          ---    $---   27,602      $28  $129,556     $(2,229)    $260,263  $(20,411)
                                     ===    ====   ======      ===  ========    ========    ========  =========

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

Note 1 - Nature of Operations and Accounting Policies

A.   Basis of Presentation

           The Condensed Consolidated Financial Statements of Interpool, Inc. and Subsidiaries (the “Company”) as of September 30, 2003 and December 31, 2002 and for the three and nine months ended September 30, 2003 and 2002 (the “Condensed Consolidated Financial Statements”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company has made certain reclassifications to prior balances to conform to the current year presentation. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company’s December 31, 2002 Annual Report on Form 10-K (the “2002 Form 10-K”). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

           All financial information for the three and nine months ended September 30, 2002 included in this Quarterly Report on Form 10-Q gives effect to the restatement.

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

           The Company also has limited operations in a third reportable segment that specializes in leasing microcomputers and related equipment. The computer leasing segment consisted of two majority owned subsidiaries, Microtech Leasing Corporation (“Microtech”) and Personal Computer Rental Corporation (“PCR”). During the third quarter of 2001, the Company adopted a plan to exit this segment that included i) acquiring the remaining ownership interest in Microtech and terminating its operations, and ii) selling the Company’s ownership interest in PCR. As of September 30, 2003, the Company was continuing to liquidate the assets of Microtech. PCR’s financial results deteriorated throughout 2002 and PCR ceased active operations and began to liquidate in 2003. Notwithstanding its plan to discontinue the operations of Microtech, such operations are reported on a continuing basis in the Company’s Condensed Consolidated Financial Statements.

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

D.   Net Income Per Share

           Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period (which is net of treasury shares). Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options and the unvested portion of restricted stock grants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price for the period. Stock options that do not have a dilutive effect (because the exercise price is above the market price) are not included in the diluted income per share. For the three and nine months ended September 30, 2003 and 2002, all stock options to acquire common shares are dilutive. Unvested restricted stock grants dilutive for the three months ended September 30, 2003 did not have a dilutive effect to earnings per share (“EPS”) for the nine months ended September 30, 2003. There were no unvested restricted stock grants outstanding during the three and nine months ended September 30, 2002. The convertible redeemable subordinated debentures issued by the Company in December 2002, January 2003 and February 2003 were antidilutive for the three and nine months ended September 30, 2003.

           A reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

                                                              Three Months                  Nine Months
                                                                  Ended                        Ended
                                                              September 30,                September 30,
                                                           2003          2002           2003          2002
                                                          --------- -----------       ---------- -----------
Numerator
      Net Income - Basic and Diluted EPS                   $6,117       $3,032         $28,165         $13,487
                                                           ======       ======         ========        ========
Denominator
      Weighted average common shares
      outstanding-Basic                                    27,376       27,361          27,361          27,361
      Dilutive stock options                                1,744        1,608           1,578           1,924
      Dilutive restricted stock grants                          9          ---             ---             ---
                                                                -          ---             ---             ---
      Weighted average common shares
      outstanding-Diluted                                  29,129       28,969          28,939          29,285
                                                           ======       ======          ======          ======
Earnings per common share
      Basic                                                 $0.22        $0.11           $1.03           $0.49
                                                            =====        =====           =====           =====
      Diluted                                               $0.21        $0.10           $0.97           $0.46
                                                            =====        =====           =====           =====

                                 (dollars in thousands, except per share amounts)

E.   Comprehensive Income

           Comprehensive income consists of net income or loss for the current period and losses that have been previously excluded from the income statement and were only reported as a component of equity.

           The tax effect of other comprehensive income is as follows:

                                                                               Before Tax         Tax          Net of
Nine Months Ended September 30, 2003                                             Amount          Effect      Tax Amount
                                                                                 ------         --------    ------------
Unrealized holding gains arising during the period:
Marketable securities (1)                                                            $37            $(13)         $24
Cumulative foreign currency translation adjustment                                    38             (13)          25
Swap agreements                                                                    6,640          (2,102)       4,538
                                                                                   -----          -------       ------
                                                                                  $6,715         $(2,128)      $4,587
                                                                                  ======         ========      =======
(1)  Amounts are net of losses on sales of marketable securities of $26
     (before income tax effect of $1) recognized in the income statement.
                                                                               Before Tax         Tax          Net of
Nine Months Ended September 30, 2002 (Restated)                                  Amount          Effect      Tax Amount
                                                                                 ------          ------     ------------
Unrealized holding losses arising during the period:
Marketable securities (1)                                                          $(24)           $11           $(13)
Cumulative foreign currency translation adjustment                                  (80)            28            (52)
Swap agreements                                                                 (23,976)         8,768        (15,208)
                                                                                --------         -----        --------
                                                                               $(24,080)        $8,807       $(15,273)
                                                                               =========        =======      =========
(1)  Amounts are net of losses on sales of marketable securities of $25
     (before income tax effect of $10) recognized in the income statement.

The components of accumulated other comprehensive loss, net of taxes, are as follows:

                                                                   September 30, 2003            December 31, 2002
                                                                   ------------------           -------------------
Marketable securities                                                      $(30)                        $(54)
Cumulative foreign currency translation adjustment                          (18)                         (43)
Swap agreements                                                         (20,363)                     (24,901)
                                                                        --------                     --------
                                                                       $(20,411)                    $(24,998)
                                                                       =========                    =========

F.   Stock-Based Compensation

           Stock option plans are accounted for in accordance with SFAS No. 148, Accounting for Stock-Based Compensation (“SFAS 148”). This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), which allows for the retention of principles within Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). As permitted by the Statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. To date, all options were granted with exercise prices equal to the market price of the Company’s Stock at Grant Date. Options issued with an exercise price below the fair value of the Company’s common stock on the date of grant will be accounted for as compensatory options. The difference between the exercise price and the fair value of the Company’s common stock will be charged to expense over the shorter of the vesting or service period. Options issued at fair value are non-compensatory.

           On July 17, 2003, in accordance with the terms of the separation agreement with the Company’s previous chief financial officer, options to purchase 90,000 shares of the Company’s common stock vested immediately. The acceleration of the vesting period resulted in a new measurement of compensation cost as if the award were newly granted. Under the intrinsic value method, compensation expense of $496 ($298 net of tax) was recorded and included in lease operating and administrative expense in the accompanying Condensed Consolidated Statement of Income.

           The following table illustrates the effect on net income and earnings per share had the fair value method of accounting been applied to the Company’s stock option plans.

                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                     September 30,
                                                       2003             2002              2003            2002
                                                       ----             ----              ----            ----
                                                                      Restated                          Restated
                                                                      --------                          --------

Net income, as reported                               $6,117            $3,032          $28,165           $13,487
Add: Stock based employee compensation expense
included in net income, net of related tax
effects                                                  344               ---              435               ---
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects              (387)              (27)            (496)              (63)
                                                        -----              ----            -----              ----
Pro forma net income                                  $6,074            $3,005          $28,104           $13,424
                                                      =======           ======          ========          =======
Earnings per share:
Basic-as reported                                      $0.22             $0.11            $1.03             $0.49
                                                       =====             =====            =====             =====
Basic-pro forma                                        $0.22             $0.11            $1.03             $0.49
                                                       =====             =====            =====             =====
Diluted-as reported                                    $0.21             $0.10            $0.97             $0.46
                                                       =====             =====            =====             =====
Diluted-pro forma                                      $0.21             $0.10            $0.97             $0.46
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

           On January 2, 2003, under the Company’s Deferred Bonus Plan, the Company granted to eligible employees 139,067 shares of restricted stock that had a fair value of $16.83 per share at the grant date. The number of shares of restricted stock to be awarded is calculated by dividing the dollar value of the stock portion of the bonus by the average stock price for the last 10 trading days ending on December 31 of the grant year. Additional restricted stock is awarded based on the vesting period selected by the employee. If the five year vesting period is selected, the shares awarded are increased by 10%. If the ten year vesting period is selected, the shares awarded are increased by 30%. These grants vest upon continued service over either the five or ten year period elected by the employee. At the date of grant, $2,342 of deferred compensation was credited to paid in capital with an offset to unamortized deferred compensation–stock grant in the equity section of the Condensed Consolidated Balance Sheet. Compensation costs will be recognized ratably over the vesting periods during which the related employee service is rendered. For the three and nine months ended September 30, 2003 compensation expense was $60 and $181, respectively. The unamortized deferred compensation remaining in stockholders equity was $2,161 at September 30, 2003.

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

Note 2 - Restatement of Previously Issued Financial Statements

           The Company determined that it misinterpreted or misapplied generally accepted accounting principles in certain circumstances. As a result, the Company has restated the audited Consolidated Financial Statements for the years ended December 31, 2001 and 2000 and the related unaudited interim periods for the first three quarters in 2002. The restated financial statements for the years ended December 31, 2001 and 2000 are contained in the Company’s 2002 Form 10-K. The restated financial statements for the three and nine months ended September 30, 2002 are included in these Condensed Consolidated Financial Statements.

           The following table sets forth the effects of the restatement adjustments on income before taxes and discontinued operations, net income and the basic and diluted earnings per share for the three and nine months ended September 30, 2002. All restatement items were previously reported in the Company’s 2002 Form 10-K. Amounts previously reported as “Other” in the Company’s 2002 Form 10-K, due to their immaterial effect on the reported results for the year ended December 31, 2002, have been described separately below if such adjustments had a material effect on the quarterly results for the three and nine months ended September 30, 2002. The restatement adjustments are discussed in the “Description of Restatement Items” section following the tables below.

                                                           Three Months Ended September 30, 2002 (unaudited)
                                               --------------------------------------------------------------------------
                                                 Income before taxes                    Net Income Per
                                                   and discontinued           Net            Share        Net Income Per
                                                      operations            Income          (Basic)      Share (Diluted)
                                                ----------------------  --------------- --------------- ------------------
Previously Reported                                      $1,963              $3,490          $0.13              $0.12

Lease Accounting                                            191                 217           0.01               0.01
Residual guarantees                                         583                 350           0.01               0.01
Swap accounting                                             317                 311           0.01               0.01
Intercompany transactions with CAI                         (165)               (166)         (0.01)             (0.01)
Deferred tax asset valuation                                ---                (265)         (0.01)             (0.01)
Intercompany account reconciliations                        (26)                (25)           ---                ---
Accounting for insurance claim                             (413)               (395)         (0.01)             (0.01)
Elimination of discontinued operations
   classification-PCR                                      (410)               (246)         (0.01)             (0.01)
Changes in accruals and estimates
  Write-off of deferred financing fees                        9                   6            ---                ---
  Other                                                      29                (245)         (0.01)             (0.01)
                                                        ------------        ----------      ---------         ----------
Net Restatements                                            115                (458)         (0.02)             (0.02)
                                                        ------------        ----------      ---------         ----------
As restated                                              $2,078              $3,032          $0.11              $0.10
                                                        ============        ==========      =========         =========-

                                                            Nine Months Ended September 30, 2002 (unaudited)
                                                 Income before taxes                    Net Income Per
                                                   and discontinued           Net            Share        Net Income Per
                                                      operations            Income          (Basic)      Share (Diluted)
                                                ----------------------  --------------- --------------- ------------------
Previously Reported                                     $20,712             $20,371          $0.74              $0.70

Lease accounting                                            787                 831           0.03               0.03
Residual guarantees                                       1,709               1,026           0.04               0.04
Swap accounting                                              71                 330           0.01               0.01
Intercompany transactions with CAI                          543                 641           0.02               0.02
Deferred tax asset valuation                                ---                (795)         (0.03)             (0.03)
Intercompany account reconciliations                          4                   4            ---                ---
Accounting for insurance claim                           (5,528)             (5,317)         (0.19)             (0.18)
Elimination of discontinued operations
   classification-PCR                                    (4,320)             (2,592)         (0.09)             (0.09)
Changes in accruals and estimates
  Write-off of deferred financing fees                     (549)               (329)         (0.01)             (0.01)
  Estimated repair costs incurred on
     equipment                                             (313)               (188)         (0.01)             (0.01)

  Reversal of repair accrual in incorrect
     period                                                (366)               (220)         (0.01)             (0.01)
  Other                                                     (9)               (275)         (0.01)             (0.01)
                                                       -----------          ---------       --------           --------
Net Restatements                                         (7,971)             (6,884)         (0.25)             (0.24)
                                                       -----------          ---------       --------           --------
As restated before discontinued operations               12,741              13,487           0.49               0.46

Elimination of discontinued operations
   classification                                        (1,182)                ---            ---               ---

Adoption in 2002 of SFAS 145 on retirement
   of debt                                                   32                 ---            ---               ---
                                                       -----------          ---------       --------           --------
As restated                                             $11,591             $13,487          $0.49              $0.46
                                                       ===========          =========       ========           ========

Description of Restatement Items

Lease Accounting

           During 2000 and 2001, the Company billed customers under four direct finance leases that required a down payment from the customer. The value of equipment leased to these customers totaled $7,055 while the initial down payment called for under the leases amounted to $1,899. These down payments were incorrectly recorded as revenue when collected rather than as a reduction to the net investment in the direct finance leases. This treatment had the effect of overstating revenue in the period that the down payments were made by the customer and understating revenue for the remaining periods of the leases. The effect was to understate pre-tax income for the three and nine months ended September 30, 2002 by $136 and $302, respectively.

           After discovering the aforementioned leases, the Company conducted a review of all of its active leases and determined that a number of leases to customers were incorrectly classified as operating leases when these leases met the criteria for capitalization as direct finance leases under the provisions of SFAS 13, Accounting for Leases. As a result, the Company has reduced pre-tax income earned under the terms of these leases by $298 and $712 for the three and nine months ended September 30, 2002.

           The Company determined that the system used to account for its finance lease portfolio incorrectly calculated the income earned on these leases. The Company recalculated the interest recorded on its lease portfolio, which has resulted in an increase to pre-tax income of $353 and $1,197 for the three and nine months ended September 30, 2002.

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

           As a result of the decision made by the Company, the assets and liabilities, results of operations and cash flows of PCR and Microtech were accounted for as discontinued operations in the previously reported Condensed Consolidated Financial Statements at September 30, 2002.

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

           At the time of closing of the sale of the Company's interest in PCR, the Company provided a guarantee of an additional line of credit from a financial institution of up to $3,000 on PCR's behalf. The financial institution subsequently agreed, at the Company's request, to rescind this guarantee, retroactive to December 31, 2001.  In lieu of the Company's guarantee, effective December 31, 2001, certain directors and officers of the Company guaranteed an additional line of credit of up to $3,000 on behalf of PCR. In addition, on December 31, 2001 the Company had entered into consulting and bonus contracts with two officers of PCR.  Microtech also had a finance lease and other receivables in the amount of approximately $1,400 due from PCR at December 31, 2001. These transactions and continuing obligations of the Company and its officers and directors were not considered by the Company when evaluating the accounting for the PCR transaction at December 31, 2001 and September 30, 2002. These items preclude the use of sale accounting for this transaction. As a result, classification of the computer-leasing segment as a discontinued operation was inappropriate. As a result, the assets and liabilities of PCR are included in the Condensed Consolidated Balance Sheets as assets of business transferred under contractual agreement and liabilities of business transferred under contractual agreement, respectively. The assets and liabilities of Microtech are included in the respective line items on the Condensed Consolidated Balance Sheets.

           The Condensed Consolidated Financial Statements at September 30, 2002 have been restated to include the results of the computer-leasing segment in net income from continuing operations. In accordance with SEC Staff Accounting Bulletin Topic 5e, the Company has recorded PCR's operating losses for the three and nine months ended September 30, 2002 amounting to $410 and $4,320, respectively. These losses have been included in other (income)/expense, net with a corresponding reduction to PCR’s assets which are included in assets of business transferred under contractual agreement. In addition, the pre-tax losses incurred by Microtech for the nine months ended September 30, 2002 totaling $1,182 have been included in pre-tax income.

Residual Guarantees

           During the year ended December 31, 2000, the Company acquired certain leasing equipment subject to long-term lease agreements and financed the transaction through sale/leaseback arrangements with financial institutions. These leases generally called for the Company to guarantee a stated portion of the residual value at the end of the lease term. During a review of these leases, it was determined that the Company had been accruing for the full amount of its residual, rather than for an estimate of the Company's potential payment under the residual guaranty. As a result, the Company has reduced its provisions for these guarantees amounting to $458 and $1,373 for the three and nine months ended September 30, 2002. This amount has been reflected in lease operating expense on the accompanying Condensed Consolidated Statements of Income.

           In addition, during the review of these leases, the Company determined that two leases that had been treated as operating leases should have been classified as finance leases. The reclassification of these leases resulted in additional pre-tax income of $125 and $336 for the three and nine months ended September 30, 2002.

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

           The effect of all of the changes described above was to increase pre-tax income by $317 and $71 for the three and nine months ended September 30, 2002.

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

           All of the periods affected by these inter-company transactions have been restated, eliminating all gains and correcting the accounting for all inter-company charges in the periods affected. The required adjustments resulted in a decrease of $165 and an increase of $543 for the three and nine months ended September 30, 2002.

Inter-company Account Reconciliation

           The Company identified an inter-company account in 2002 that had not been reconciled at December 31, 2001 and 2000 or the interim periods in 2002. This reconciliation, when performed in 2002, resulted in a decrease of $26 and an increase of $4 to pre-tax income for the three and nine months ended September 30, 2002.

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

           The change in the accounting for this insurance claim resulted in a decrease to previously reported pre-tax income of $413 and $5,528 for the three and nine months ended September 30, 2002.

Changes in Accruals and Estimates

           Write-off of Deferred Financing Fees

           As part of the restatement, the Company determined that certain deferred finance costs related to the chassis securitization, which were expensed in the second quarter of 2002, should have been recorded as an expense in the three months ended March 31, 2002. In addition, the Company determined that certain other costs which it had deferred related to the structuring of the chassis securitization should have been expensed in the second quarter due to changes made to the securitization. These adjustments amounted to an increase of $9 and a decrease of $549 for the three and nine months ended September 30, 2002. These adjustments have been reflected in interest expense in the accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2002.

           Estimated Repair Costs Incurred on Equipment

           After the acquisition of certain used equipment in 1998, the Company capitalized the estimated cost of repairs incurred for the equipment to the depreciable basis of the assets acquired. During 2002, the Company determined that the actual repair costs were less than the estimated costs, resulting in an excess asset balance being depreciated since 1998. During 2002, the Company made an adjustment reducing depreciation expense by $422 (pre-tax) to correct for the excess depreciation expense recorded by the Company from 1998 through 2002. In connection with the re-statement, this 2002 adjustment to depreciation expense was reversed and depreciation expense was corrected for the periods from 1998 through 2002. The effect of these adjustments was to reduce pre-tax income by $313 for the nine months ended September 30, 2002.

           Reversal of Repair Accrual in Incorrect Period

           The Company reversed excess repair accruals amounting to $366 during the three months ended June 30, 2002. As part of the restatement, the Company determined that this adjustment should have been recorded in the fourth quarter of 2000. The adjustment made to correct the recording of these entries resulted in a decrease to pre-tax income for the nine months ended September 30, 2002 of $366.

           Other

           The Company made other adjustments consisting of changes to accruals and estimates as well as entries to reclassify previously recorded entries to their correct periods. These adjustments were individually immaterial and increased pre-tax income by $29 and decreased pre-tax income by $9 for the three and nine-month periods ended September 30, 2002.

           Income Tax Expense (Benefit)

           The change in the provision for income taxes due to the correction of the pre-tax errors described above increased the provision for income taxes by $308 for the three months ended September 30, 2002 and decreased the provision for income taxes by $2,354 (including the reclassification of the tax benefit of $472 from discontinued operations) for the nine months ended September 30, 2002.

          Deferred Tax Asset Valuation Allowance

           The Company completed a review of its deferred tax liabilities and the carrying value of certain tax assets. In connection with this review, the Company reclassified certain tax liabilities to properly reflect them as deferred tax valuation allowances. In addition, the Company increased its provision for income taxes by $265 and $794 for the three and nine months ended September 30, 2002 with a comparable increase to its deferred tax liabilities at that date.

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

           The Company’s share of the equity losses of CAI for the period from January 1, 2002 through June 27, 2002 totaling $4,045 have been recorded in loss/(income) for investments accounted for under the equity method in the accompanying Condensed Consolidated Statement of Income. For the period from June 27 to September 30, 2002, as well as the three and nine months ended September 30, 2003, CAI’s results of operations have been included in the appropriate captions on the accompanying Condensed Consolidated Statement of Income. Minority interest income recorded by the Company for the three and nine months ended September 30, 2003 was $208 and $818, respectively.

           During the three and nine months ended September 30, 2002, CAI sold containers to Interpool in the amount of $20,306 and $33,566, respectively and recorded a gain on these sales of $3,736 and $4,467 respectively. During the nine months ended September 30, 2003, CAI sold containers to Interpool in the amount of $5,890 and recorded a gain of $561. All transactions (including the related gains on sale) between the Company and CAI have been eliminated in consolidation.

           A total of $85,500 was outstanding under CAI’s senior revolving credit facility at September 30, 2003. Borrowings under CAI’s senior credit facility are secured by substantially all CAI’s assets and are payable on June 27, 2005. The senior credit facility contains various financial and other covenants. At September 30, 2003 CAI was in compliance with all revolving credit facility and lease covenants.

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

           The Company also has limited operations in a third reportable segment that specializes in leasing microcomputers and related equipment. The computer leasing segment consisted of two subsidiaries, Microtech Leasing Corporation (Microtech) and Personal Computer Rentals (PCR). During the third quarter of 2001, Company management adopted a plan to exit this segment. As of September 30, 2003 the assets of Microtech continued to be liquidated. PCR’s financial condition deteriorated throughout 2002 and PCR ceased active operations and began to liquidate in the first quarter of 2003. At September 30, 2003 and 2002, expenses related to the activities and ongoing liquidation of PCR are included in the Domestic Intermodal Equipment segment.

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

       Segment Information
       --------------------
                                                                           Domestic       Computer
                                                           Container      Intermodal      Leasing
         Nine Months Ended September 30, 2003:              Leasing       Equipment      Equipment        Totals
         -------------------------------------             ---------     ------------   ------------     ----------
Revenues from external customers                             $127,975        $147,528           $416       $275,919
Lease operating, administrative and
other expenses                                                 31,378          69,643           (240)       100,781
Depreciation and amortization                                  44,625          24,626            ---         69,251
Other (income)/expense, net and minority interest
expense, net                                                   (1,054)            103            157           (794)
Loss for investments under equity method                          ---           1,501            ---          1,501
Interest income                                                (2,161)         (1,064)            (1)        (3,226)
Interest expense                                               23,782          54,643              2         78,427
Income before taxes                                            31,405          (1,924)           498         29,979
Net investment in DFL's                                       317,903          93,146            126        411,175
Leasing equipment, net                                        753,038         895,027            ---      1,648,065
Equipment purchases                                           148,813          53,466            ---        202,279
Total segment assets                                       $1,246,352      $1,172,147         $1,862     $2,420,361

                                                                           Domestic       Computer
                                                           Container      Intermodal      Leasing
   Nine Months Ended September 30, 2002 (Restated):         Leasing       Equipment      Equipment        Totals
         -------------------------------------             ---------     ------------   ------------     ----------
Revenues from external customers                              $97,479        $137,704         $1,128       $236,311
Lease operating, administrative and other expenses
                                                               24,375          55,644          1,959         81,978
Depreciation and amortization                                  38,172          28,605             76         66,853
Other (income)/expense, net and minority interest
   expense, net                                                (4,071)         (2,322)          (148)        (6,541)
Loss for investments under equity method                          ---           4,026            ---          4,026
Interest income                                                  (808)         (3,351)           ---         (4,159)
Interest expense                                               19,662          62,760            141         82,563
Income before taxes                                            20,149          (7,658)          (900)        11,591
Net investment in DFL's                                       213,055          81,388            271        294,714
Leasing equipment, net                                        697,214         870,947            ---      1,568,161
Equipment purchases                                           106,653          71,385            ---        178,038
Total segment assets                                       $1,030,160      $1,178,306         $8,569     $2,217,035

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

Geographic Information
                                            Nine Months Ended September 30,
                                             2003                 2002
                                                               (Restated)
     REVENUES:
     United States                         $173,933           $149,284
     International                          101,986             87,027
                                            -------             ------
                                           $275,919           $236,311
                                           ========           ========
     ASSETS:
     United States                       $1,352,947         $1,367,131
     International                        1,067,414            849,904
                                          ---------          ---------
                                         $2,420,361         $2,217,035
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

           The Company considered its portion of the future cash flows of the assets and the underlying residuals (“retained interest”) an available for sale security, which is included in other investment securities in the accompanying Condensed Consolidated Balance Sheets. Accordingly, the retained interest is accounted for at fair value, with any changes in fair value over its allocated historical book value recorded as a component of other comprehensive income, net of tax, in the Statement of Changes in Stockholders’ Equity. As of September 30, 2003 and December 31, 2002, the Company estimated the fair market value of retained interest was $3,801 and $10,319, respectively, using a discounted cash flow model assuming expected credit losses of 1.5% and a discount rate of 12.6%, in both periods. The reduction in value between December 31, 2002 and September 30, 2003, resulted primarily from cash received from the trust and an other than temporary impairment charge of $451, which is discussed below. For the three months ended September 30, 2003 and 2002, the Company recorded interest income on the retained interest totaling $208 and $403, respectively, which is included in revenues in the accompanying Condensed Consolidated Statements of Income. For the nine months ended September 30, 2003 and 2002, the Company recorded interest income on the retained interest totaling $976 and $1,366, respectively, which is included in revenues in the accompanying Condensed Consolidated Statements of Income. As of September 30, 2003, assets with a historical book value of $21,881 remain in the qualified special purpose entity with $17,305 of asset-backed notes outstanding.

           Interpool Limited, a wholly owned subsidiary of the Company (the “Servicer”), acts as servicer for the assets. Pursuant to the terms of the servicing agreement as amended on October 18, 2002, the Servicer is paid a fee of 0.75% of the assets under management. Prior to the amendment to the servicing agreement, the Servicer was paid a fee of 0.40%. The Company’s management has determined that the servicing fee paid approximates the fair value for services provided, as such, no servicing asset or liability has been recorded. For the three months ended September 30, 2003 and 2002, the Company received servicing fees totaling $180 and $147, which are included in interest income in the accompanying Condensed Consolidated Statements of Income. For the nine months ended September 30, 2003 and 2002, the Company received servicing fees totaling $706 and $406, which are included in interest income in the accompanying Condensed Consolidated Statements of Income. For the nine months ended September 30, 2003 and 2002, cash flows received on the retained interest were $6,923 and $5,747, respectively.

           In an amendment and waiver dated September 19, 2003, the Company agreed that all future cash flows generated by the securitization facility that would have otherwise been remitted to the Company in satisfaction of its retained interest would be used to reduce the remaining obligations of its container securitization facility until such obligations were fully repaid. In addition, the Company agreed to defer its receipt of servicing fees. Once all obligations are repaid, the Company would then receive the future lease payments in satisfaction of its retained interest and deferred servicing fees. As a result of the deferral of cash flows, the Company recorded an other than temporary impairment charge of $451 which is included in lease operating and administrative expenses in the accompanying Condensed Consolidated Statements of Income.

           At September 30, 2003 and December 31, 2002, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

                                                                     September 30, 2003      December 31, 2002
                                                                     -------------------     ------------------
Carrying amount/fair value of retained interests                          $3,801                   $10,319
Weighted-average life (in years)                                             3.0                       1.8
Expected credit losses (annual rate)                                         1.5%                      1.5%
Impact on fair value of 10% adverse change                                   $57                       $83
Impact on fair value of 20% adverse change                                  $114                      $167
Residual cash flows discount rate (annual)                                  12.6%                     12.6%
Impact on fair value of 10% adverse change                                  $154                      $182
Impact on fair value of 20% adverse change                                  $302                      $354

           At September 30, 2003, the fair value of the Company's retained interest approximated its net book value.

Note 6 - Derivative Instruments

           The Company’s assets are primarily fixed rate in nature while its debt instruments are primarily floating rate. The Company employs derivative financial instruments (interest rate swap agreements) to effectively convert certain floating rate debt instruments into fixed rate instruments and thereby manage its exposure to fluctuations in interest rates.

           As of September 30, 2003 and December 31, 2002, included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets is a liability of $42,427 and $49,577, respectively, representing the market value of the Company’s interest rate swap contracts.

           The unrealized pre-tax income (loss) on cash flow hedges for the periods ended September 30, 2003 and December 31, 2002 of $6,640 and $(23,436), respectively have been reported in the Company’s Condensed Consolidated Balance Sheet as a component of accumulated other comprehensive loss, along with related deferred income tax (provision) benefit of $(2,102) and $8,703, respectively.

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

           Pre-tax income of $128 and $457, respectively, for the three and nine month periods ended September 30, 2003 resulting from the change in fair value of interest rate swap agreements held which do not qualify as cash flow hedges under SFAS 133, has been recorded in the Condensed Consolidated Statements of Income as fair value adjustment for derivative instruments. This compares to pre-tax losses of $3,546 and $5,803, respectively, for the three and nine month periods ended September 30, 2002. Interest rate swap agreements, which qualify as perfect cash flow hedges, have no ineffectiveness and therefore are not reflected in the Condensed Consolidated Statements of Income. Pre-tax (losses) income of $(25) and $27, respectively, for the three and nine month periods ended September 30, 2003 resulting from interest rate swap agreements which qualify as cash flow hedges but are not perfectly correlated have associated ineffectiveness and have been recorded in the Condensed Consolidated Statements of Income as fair value adjustment for derivative instruments. This compares to $105 and $64, respectively, of pre-tax income for the three and nine month periods ended September 30, 2002. Future ineffectiveness related to these interest rate swap agreements will continue to be recorded in the Condensed Consolidated Statements of Income during the next twelve months.

           As of September 30, 2003, the Company held 12 interest rate swap agreements with various financial institutions. The aggregate notional balance of the swaps was $550,985 as of September 30, 2003.

Note 7 - Contingencies and Commitments

           At September 30, 2003 commitments for capital expenditures totaled approximately $99,182.

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

Accounting for an Insurance Claim for a Customer in Default

           In February 2001, the Company demanded return of all of its equipment on lease to a significant customer based in South Korea. The lessee subsequently commenced insolvency proceedings and did not return the Company’s equipment. At the time of this insolvency, the Company maintained insurance coverage against such lessee defaults, and submitted a claim in 2002 to its insurance carriers seeking to recover the value of the receivables owned by the customer (to the extent covered by the insurance policies). The claim includes per diem rental charges for up to one hundred and eighty days after the default date for equipment not returned by the lessee as well as loss, damage and recovery costs relating to the equipment on lease that are also billable to the lessee in accordance with the lease. At September 30, 2003 and December 31, 2002, the receivable due from the insurance carriers totaled approximately $20,009 and $19,606, respectively, related to the Company’s claim. The Company’s total claim exceeds $35,000, the maximum coverage under its insurance policy. The collectibility of the claim is subject to litigation. It is impossible to give assurance as to the ultimate outcome of this proceeding in view of the uncertainties inherent in any litigation. The Company believes that the facts as they have been developed through discovery, and the applicable law, should entitle it to a recovery in the full amount of the claim. The Company will continue to monitor the progress and development of this litigation. As the litigation progresses, the Company will continue to evaluate the prospects for full recovery on its insurance claim and reserves for the impairment of the asset values may become necessary. If the Company is unsuccessful in this litigation, its maximum write-off at September 30, 2003 would amount to $20,009 ($17,451, net of tax). For additional information regarding this insurance claim, please refer to the Company’s 2002 Form 10-K.

           Also, refer to Note 8–Subsequent Events–Stockholder Litigation section for additional discussion of legal proceedings involving the Company.

           At September 30, 2003, the following guarantees were issued and outstanding:

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

           Contractual Relationships

           The Company entered into a number of operating leases during 2000 and 2002 in which it guaranteed a portion of the residual value of the leased equipment. These leases have terms that expire between 7 and 10 years. If at the end of the lease term the fair market value of the equipment is below the guaranteed residual value in the agreement the Company is liable for a percentage of the deficiency. The total of these guarantees is $12,405 of which $1,451 could be due in 4 to 5 years, with the remaining $10,954 potentially due in greater than 5 years. As of September 30, 2003 and December 31, 2002, included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets is a liability of $133 and $99, respectively, representing the accrual for the estimated exposure under these guarantees.

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

           In return for the arrangement of the transaction on behalf of the financial institution and the guarantees discussed above, the Company would be paid an arrangement fee and a portion of the initial rent for each container included in the lease. During the nine months ended September 30, 2003, approximately 2,076 containers were delivered to the lessee and the Company received payments amounting to $1,240. The remaining 924 containers were purchased by the Company and leased to the customer under the terms of a direct finance lease.

           The estimated fair value at the end of the lease term guaranteed by the Company for these containers amounts to approximately $4,360. The Company has estimated that its potential liability related to these guarantees is less than the estimated potential liability related to the Bargain Purchase Option granted to the lessee. As such, the Company has accrued for the estimated value of its liability for this Bargain Purchase Option amounting to $1,200 as of September 30, 2003. The fees received from the lessor, net of the estimated liability for the Bargain Purchase Option, are being recognized by the Company over the term of the residual guarantee.

           Standby Letters of Credit

           As of September 30, 2003, CAI, a consolidated subsidiary, had two outstanding letters of credit totaling $6,000, which guarantee its obligations under certain operating lease agreements. These letters of credit expire in May, 2005.

           Guarantee of Unconsolidated Affiliate Debt

           Since 2000, the Company has guaranteed PCR debts due to third parties totaling $5,000. At December 31, 2002, with PCR in liquidation, a determination was made that it is probable that the Company will incur costs related to this guarantee. As a result, the Company has recorded a liability representing its guarantee of PCR debts net of amounts collected related to PCR’s liquidation. At September 30, 2003 and December 31, 2002 this liability totaled $5,000 and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet. Although there is a recourse provision that allows the Company to recover payments under the guarantee, recovery is unlikely.

Note 8 - Subsequent Events

           Agreement with CAI

           In April 2004, the Company reached an agreement with CAI resolving differences in interpretation of the Operating and Administration Agreement (the Agreement) provisions governing payment of appropriate remedial compensation when an age disparity develops between the Company's containers managed by CAI and the balance of CAI's managed fleet. Pursuant to its agreement with CAI, the Company agreed to pay CAI $2,000 for resolution of all disputes through February 29, 2004. The impact of this agreement, which will be recorded by the Company during the three months ended March 31, 2004, will be a reduction in consolidated pre-tax income of $1,000 ($600 net of tax). The Company and CAI are currently in negotiations to clarify the terms of the portion of the Agreement governing age parity.

           Financing Activities

           The Company funds a significant portion of the purchase price for new containers and chassis through borrowings under its revolving credit agreement and other lines of credit or through secured financings with financial institutions. While the Company successfully completed several financings during 2003 and early 2004, including financings of approximately $44,000 during December 2003 and $85,000 during March 2004, the Company’s ability to borrow funds on favorable terms has been limited since March 31, 2003 because of the restatement to its historical financial statements and the related Audit Committee and SEC investigations, the delay in completing its audited 2002 financial statements and filing its Annual Report on Form 10-K for 2002 with the SEC, and the delay in completing its quarterly financial statements for 2003 and filing its Quarterly Reports on Form 10-Q for periods in 2003. In conjunction with the requirement to maintain certain levels of unrestricted cash until the delayed financial filings are completed (as described under Debt Modifications and Waivers below), this has required the Company to reduce the level of new business it has written with customers.

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

Rating Agency Downgrades

           During October and November 2003, the ratings on the Company's debt securities were downgraded by three major rating agencies, Standard & Poor's, Fitch, and Moody's, citing the resignation of its President, continued delay in issuing audited restated financial statements for 2000 and 2001 and its audited financial statements for 2002 that were to be included in its 2002 Form 10-K and the need to obtain waivers from its lending group for technical defaults under the loan agreements associated with the financial statement delays. The Company's debt securities were again downgraded by all three rating agencies on December 29, 2003. On January 27, 2004, Moody's again downgraded the Company's debt securities citing continued uncertainty associated with the delayed release of the Company's financial information for 2003. The Company has been advised that Moody's also reduced the "shadow rating" of the Company's chassis securitization. The Company has been advised by the participants in this securitization that they will waive any early amortization event or default associated with the downgrade of the "shadow rating" on a periodic basis, and such participants have given such a waiver through October 1, 2004. The Company has been advised that it is likely that the pricing associated with the chassis securitization will be adversely affected, although the amount of any such pricing increase has not yet been determined. There can be no assurance that the waiver described above will continue to be granted or extended. Should such waiver not be granted or extended beyond October 1, 2004, the unfavorable impact on the Company's near-term liquidity would likely be significant. Such downgrades may also have a negative effect on the Company's ability to access the capital markets in the future, as well as on the Company's interest cost. (See Ongoing Debt Waivers section below for further discussion.)

Delisting by the New York Stock Exchange

           On December 29, 2003, the New York Stock Exchange ("the Exchange") suspended trading in the Company's common stock and other listed securities and the staff of the Exchange informed the Company that they had recommended that delisting procedures be commenced. The Exchange stated that this action was taken because of the overall uncertainty surrounding the Company's previously announced restatement of its 2001 and 2000 results and the continued delay in the completion of its current financial statement filing requirements. The Company's 2002 Form 10-K, which reflected the restated results, was filed on January 9, 2004. The Company appealed the decision and recommendation of the staff of the Exchange, and a hearing before a Committee of the Board of Directors of the Exchange was held March 10, 2004. Following this hearing, the Committee determined to affirm the staff's recommendation and to delist the Company's common stock and other listed securities. The delisting became effective during early April 2004. The Company intends to examine all of its options with regard to listing, and anticipates re-applying for a listing on the Exchange as soon as it is current with its SEC filings later this year. Since the suspension of trading on the Exchange took effect on December 29, 2003, the Company's common stock has been traded on the over-the-counter market under the symbol IPLI. Information regarding bid and asked prices may be obtained from the web site maintained by pinksheets.com.

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

Ongoing Debt Waivers

           As described in the Debt Modifications and Waivers and Rating Agency Downgrades sections above, the Company will be required to obtain additional waivers from certain of its lenders subsequent to October 1, 2004. In the event that (i) any such required waiver could not be obtained before the applicable deadline; or (ii) any of the Company's existing waivers ceased to be effective in accordance with their terms based upon future developments, the Company might be in violation of the terms of its indebtedness, and the lenders could exercise their right to declare the Company in default, accelerate the indebtedness owed to such lenders, and take other action against the Company. Moreover, the taking of any such action, or the possibility that such action could be taken, could cause one or more of the Company's other financial institutions to take action against the Company, such as declaring the Company in default, accelerating the indebtedness owed to such lender, and/or attempting to exercise rights as a secured creditor with respect to any collateral. In addition, several of the waivers the Company has obtained are contingent upon certain events, including but not limited to (1) a determination by the applicable lenders that the changes resulting from the Company's financial restatement to its historical financial statements for 2001 and 2000 and the first nine months of 2002 do not represent a material adverse change to the Company's financial condition for these periods as originally reported; or (2) that the delisting of the Company's common stock and other listed securities from the Exchange does not represent a material adverse change in the Company's ability to act as servicer for certain financings. The one lender for whom continued listing of the Company's common stock on the Exchange was required to avoid an event of default eliminated that requirement during early March 2004. While the restatement was necessary, the Company believes that its revised financial statements do not represent such a material adverse change. The Company also believes that the delisting of its securities by the Exchange will not affect its ability to perform as servicer for the financings in question. Further, none of the Company's lenders has taken any action to indicate that they believe a material adverse change has occurred. If either of these circumstances were to occur the Company could be deemed to be in default under the terms of its indebtedness, in which event, the Company might not be able to meet its obligations to its lenders or other creditors and might not be able to prevent such parties from taking actions that could jeopardize the Company's ability to continue to operate its business.

           For further discussion of events occurring subsequent to September 30, 2003 see the Company's 2002 Annual Report on Form 10-K – Note 21 – Subsequent Events.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion of our historical financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this report. All financial information in this report gives effect to the restatement of our financial statements for 2000 and 2001 and for the three and nine months ended September 30, 2002. (Unless otherwise indicated, all fleet statistics including the size of the fleet, utilization of the leasing equipment or the rental rates per day that are set forth in this Quarterly Report on Form 10-Q exclude the information of our 50%-owned consolidated subsidiary CAI.)

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

Restatement of Previously Issued Financial Statements

           This quarterly report on Form 10-Q contains our restated Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2002. During 2003, we performed an analysis of our previously issued Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2002 and identified certain errors. Our analysis also included the Consolidated Financial Statements for the years ended December 31, 2001 and 2000 and the related interim periods, which periods are included in our 2002 Form 10-K.

           The nature of the errors and the restatement adjustments that we have made to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2002 are set forth in Note 2-Restatement of Previously Issued Financial Statements.

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

           Revenue derived from an operating lease generally consists of the monthly lease payments from the customer. For the three months ended September 30, 2003 and 2002, revenues derived from operating leases were $84.4 million (88% of revenues) and $77.3 million (90% of revenues), respectively. For the nine months ended September 30, 2003 and 2002, revenues derived from operating leases were $242.6 million (88% of revenues) and $210.3 million (89% of revenues), respectively.

           Revenue derived from a direct finance lease consists only of income recognized over the term of the lease using the effective interest method. The principal component of the direct finance lease payment is reflected as a reduction to the net investment in the direct finance lease. For the three months ended September 30, 2003 and 2002, total payments from direct finance leases were $29.4 million and $24.2 million, respectively and the revenue component of total lease payments totaled $11.2 million (12% of revenues) and $8.9 million (10% of revenues), respectively. For the nine months ended September 30, 2003 and 2002, total payments from direct finance leases were $88.5 million and $70.3 million, respectively and the revenue component of total lease payments totaled $33.3 million (12% of revenues) and $26.0 million (11% of revenues), respectively.

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

           On June 27, 2002, our 50% owned subsidiary, CAI, which concentrates on short term container leasing, entered into a new $110.0 million senior credit agreement with a group of financial institutions. To facilitate the closing of this new credit facility, we agreed to extend the repayment terms of an outstanding subordinated note of CAI held by us and modified certain financial covenants of the note. At the same time, we were granted the right to appoint a majority of CAI's board of directors. As a result of these transactions and gaining a majority position on CAI's board, our financial statements include CAI as a consolidated subsidiary commencing June 27, 2002. Previously, CAI was accounted for under the equity method of accounting. Our share of the equity losses of CAI for the period from January 1, 2002 through June 26, 2002 totaling $4.0 million have been recorded in losses for investments accounted for under the equity method in the accompanying Condensed Consolidated Statements of Income. For the period from January 1, 2003 through September 30, 2003, CAI's results of operations have been included in the appropriate captions on the accompanying Condensed Consolidated Statements of Income. Transactions between the Company and CAI have been eliminated in consolidation. Minority interest income recorded by the Company for the three and nine months ended September 30, 2003 was $.2 million and $.8 million, respectively. Minority interest income recorded by the Company for the three months ended September 30, 2002 was $.8 million. The assets and liabilities of CAI at December 31, 2002 and September 30, 2003 have been included on the accompanying Condensed Consolidated Balance Sheet. See Note 3-Relationship with CAI.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended
September 30, 2002

           Revenues. Our revenues increased to $95.6 million for the three months ended September 30, 2003, from $86.2 million in the three months ended September 30, 2002, an increase of $9.4 million or 11%. The increase was primarily attributable to $7.3 million of incremental container and chassis operating lease revenues and increased finance lease revenues of $2.3 million, partially offset by reduced operating lease revenues of $.2 million contributed by Microtech as compared to the prior year period. The incremental container and chassis operating lease revenues are primarily due to our container and chassis fleets which increased in size by 10% and 3%, respectively, an increase in the daily rental rates for containers and chassis of 6% and 3%, respectively, and an increase in the utilization rates for our containers and chassis, as compared to the prior year period. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire. Under this method, utilization rates of our container fleet and our domestic intermodal chassis operating fleet at September 30, 2003 were 99% and 95%, respectively, as compared to 98% and 92%, respectively, at September 30, 2002. The utilization rates of our container fleet, considering CAI's actual utilization rates for our containers managed by CAI, were 94% and 93% at September 30, 2003 and 2002, respectively.

           Lease Operating and Administrative Expenses. Our lease operating and administrative expenses increased to $39.9 million for the three months ended September 30, 2003 from $26.6 million in the three months ended September 30, 2002, an increase of $13.3 million or 50%.

           The increase was primarily due to:

•	An increase in legal fees of $5.0 million primarily as a result of our decision to restate our 2001 and 2000 annual financial results and the financial results of the first three quarters of 2002, as well as legal fees incurred as a result of the Audit Committee and SEC investigations.

•	An increase in salaries of $4.8 million primarily due to a separation agreement with our former Chief Financial Officer who resigned in July 2003.

•	An increase in maintenance and repair costs of $3.3 million primarily due to the refurbishment of chassis for use within the chassis product line and a reduction in billable repairs as compared to the prior year period.

•	An increase in net positioning and handling expense of $1.4 million primarily due to a reduction in positioning and handling billings to customers as compared to the prior year period.

•	A decrease in storage costs of $1.5 million primarily due to increased utilization, as well as a reduction in storage related expenses as we sell equipment recovered from a customer in default.

           Lease operating and administrative expenses will continue to be affected as a result of costs associated with the restatement of our financial statements for the years ended December 31, 2000 and 2001 as well as for the first three quarters of 2002. In addition, we have continued to incur significant costs related to the Audit Committee's investigations, separation agreements with our former Chief Financial Officer and our former President, legal representation for the Company as well as our officers, directors and employees, and the payment of bank fees in order to obtain necessary waivers.

           The costs and their estimated impact on the quarters of 2003, based upon the periods in which these costs were incur, are as follows:

(Dollars in millions)              June 30,       September 30,       December 31,
Quarters ended:                      2003             2003                2003
---------------                      ----             ----                ----

Audit fees for the reaudits
   and restatements                  $1.3             $1.0                $1.3
Cost of investigations                 .2              3.2                 2.5
Legal and consulting fees              .1              1.1                 2.0
Separation agreements                   -              4.5                 1.4
Bank fees                              .1               .5                 1.0
                                      ---             ----                 ---
Amounts before tax                   $1.7            $10.3                $8.2
                                     ====            =====                ====

Amounts net of tax                   $1.2             $6.3                $5.4
                                     ====             ====                ====

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

           Provision for Doubtful Accounts. Our provision for doubtful accounts decreased to $.7 million for the three months ended September 30, 2003 from $2.4 million for the three months ended September 30, 2002. The decrease was primarily attributable to additional provisions provided for specific customers in default under their lease obligations during the three months ended September 30, 2002. During the three months ended September 30, 2003, we experienced a decrease in our non-performing receivables of $1.0 million ($10.8 million at September 30, 2003 and $11.8 million at June 30, 2003). As of September 30, 2003 and June 30, 2003, our non-performing receivables, net of applicable reserves, were 0.88% and 1.11%, respectively, of accounts and notes receivables, net. Our provision for doubtful accounts is provided based upon a review of the outstanding receivables and an evaluation of the adequacy of the allowance for doubtful accounts. The adequacy of our allowance for doubtful accounts is periodically reviewed based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of finance lease receivables.

           Fair Value Adjustment for Derivative Instruments. Our non-cash fair value adjustment for derivative instruments income amounted to $.1 million for the three months ended September 30, 2003 as compared to expense of $3.4 million in the three months ended September 30, 2002, a change of $3.5 million. This decrease was primarily attributable to the change in the fair value of interest rate swaps accounted for as free standing derivatives (including the amortization of amounts included in accumulated other comprehensive income upon the adoption of SFAS No. 133 on January 1, 2001) and the ineffectiveness for cash flow hedges that are not perfectly correlated which resulted in income of $.1 million for the three months ended September 30, 2003 as compared to expense of $3.4 million for the three months ended September 30, 2002.

           Depreciation and Amortization of Leasing Equipment. Our depreciation and amortization expenses increased to $23.0 million for the three months ended September 30, 2003, from $22.2 million for the three months ended September 30, 2002, an increase of $.8 million or 4%.

           The increase was due to additions to our operating lease fleet, as well as:

•	An impairment write-down of $.5 million based on an evaluation of idle equipment returned during the third quarter of 2003.

•	A decrease in depreciation expense of $.4 million experienced by CAI.

           Loss/(Income) for Investments Accounted for Under the Equity Method. The increase in losses for investments accounted for under the equity method of $1.0 million during the three months ended September 30, 2003 as compared to the prior year period resulted from increased equity method losses from certain other investments accounted for under the equity method of accounting.

           Other (Income)/Expense, Net. We had other (income)/expense, net of $(.1) million during the three months ended September 30, 2003 compared to $.6 million for the three months ended September 30, 2002. The decrease of $.7 million from the three months ended September 30, 2002 was primarily due to:

•	A $.3 million decrease for income recorded in Q3 2003 ($.1 million) as compared to Q3 2002 ($.4 million) for costs incurred and losses realized on a defaulted lease that we expect to recover through our insurance policy.

•	A $.1 million decrease in fee income as a result of our acting as an agent and arranging a lease transaction between two parties.

•	$.4 million of losses from PCR's operations for the second quarter of 2002, recorded in accordance with SEC Staff Accounting Bulletin Topic 5e.

•	Losses on equipment sales of $.3 million during the three months ended September 30, 2003 as compared to losses on equipment sales of $1.0 million during the prior year period. The change of $.7 million resulted primarily from a full quarter of gains on equipment sales to third parties recognized by CAI which became a consolidated subsidiary on June 27, 2002.

           Interest Expense. Our interest expense decreased to $27.0 million in the three months ended September 30, 2003 from $29.7 million in the three months ended September 30, 2002, a decrease of $2.7 million or 9%. The decrease in interest expense was primarily attributable to reduced interest rates resulting in reduced interest expense of $3.5 million, a reduction in amortization of deferred financing fees of $2.0 million and reduced interest expense of $.2 million incurred by CAI as compared to the prior year period. These decreases to interest expense were partially offset by increased borrowings to fund capital expenditures, resulting in incremental interest expense of $2.5 million and $.5 million of bank fees in order to obtain waivers related to our delayed filings.

           Interest Income. Our interest income increased to $1.0 million in the three months ended September 30, 2003 from $.6 million in the three months ended September 30, 2002, an increase of $.4 million or 67%. The increase in interest income was primarily due to increased earnings on certain investment instruments.

           Minority Interest Income/(Expense), Net. The change in minority interest income/(expense), net of $.5 million for the three months ended September 30, 2003 as compared to the prior year period resulted primarily from a decrease in minority interest income of $.6 million as a result of the consolidation of CAI effective June 27, 2002, partially offset by a decrease in dividends and distributions expensed by Chassis Holdings LLC of $.1 million.

           (Benefit)/Provision for Income Taxes. We recorded an income tax benefit of $1.4 million for the three months ended September 30, 2003 as compared to a tax benefit of $1.0 million for the three months ended September 30, 2002. This increase in the benefit for income taxes was caused by higher pre-tax income of $2.7 million and the mix between pre-tax income and losses generated from international sources and United States sources. The international container division that is taxed at lower rates (approximately 3%) based upon the income tax convention between the United States and Barbados, contributed favorably to net income. The domestic intermodal division, which is taxed at higher United States tax rates, contributed losses (with a resultant tax benefit) during the three months ended September 30, 2003 and 2002. Additionally, other provisions for deferred tax asset valuation allowances increased the tax provision by $.3 million in the third quarter of 2002.

           Net Income. As a result of the factors described above, our net income increased to $6.1 million in the three-month period ended September 30, 2003 from $3.0 million in the three-month period ended September 30, 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended
September 30, 2002

           Revenues. Our revenues increased to $275.9 million for the nine months ended September 30, 2003, from $236.3 million in the nine months ended September 30, 2002, an increase of $39.6 million or 17%. The increase was partially attributable to $16.9 million of incremental leasing revenues as a result of consolidating CAI. In addition, container and chassis operating lease revenues increased $15.8 million and finance lease revenues increased $7.3 million, partially offset by reduced operating lease revenues of $.4 million contributed by Microtech as compared to the prior year period. The incremental container and chassis operating lease revenues are primarily due to our container and chassis fleets which increased in size by 10% and 4%, respectively, and an increase in the utilization rates for our containers and chassis, as compared to the prior year period. The daily rental rates for containers and chassis were relatively flat as compared to the prior year period. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire. Under this method, utilization rates of our container fleet and our domestic intermodal chassis operating fleet at September 30, 2003 were 99% and 95%, respectively, as compared to 98% and 92%, respectively, at September 30, 2002. The utilization rates of our container fleet, considering CAI's actual utilization rates for our containers managed by CAI, were 94% and 93% at September 30, 2003 and 2002, respectively.

           Lease Operating and Administrative Expenses. Our lease operating and administrative expenses increased to $98.4 million for the nine months ended September 30, 2003 from $70.4 million in the nine months ended September 30, 2002, an increase of $28.0 million or 40%.

           The increase was primarily due to:

•	An increase in maintenance and repair costs of $9.5 million primarily due to the refurbishment of chassis for use within the chassis product line and a reduction in billable repairs as compared to the prior year period.

•	An increase of $8.9 million resulting from the consolidation of the activities of CAI.

•	An increase in salaries of $6.2 million primarily due to a separation agreement with our former Chief Financial Officer who resigned in July 2003 and an increase in headcount as compared to the prior year period.

•	An increase in legal fees of $5.6 million primarily as a result of our decision to restate our 2001 and 2000 annual financial results and the financial results of the first three quarters of 2002, as well as legal fees incurred as a result of the Audit Committee and SEC investigations.

•	An increase in audit related expenses of $2.8 million primarily as a result of our decision to restate our 2001 and 2000 annual financial results and the financial results of the first three quarters of 2002.

•	A decrease in storage costs of $5.3 million primarily due to increased utilization, as well as a reduction in storage related expenses as we sell equipment recovered from a customer in default.

           Lease operating and administrative expenses will continue to be affected as a result of costs associated with the restatement of our financial statements for the years ended December 31, 2000 and 2001 as well as for the first three quarters of 2002. In addition, we have continued to incur significant costs related to the Audit Committee's investigations, separation agreements with our former Chief Financial Officer and our former President, legal representation for the Company as well as our officers, directors and employees, and the payment of bank fees in order to obtain necessary waivers.

           The costs and their estimated impact on the quarters of 2003, based upon the periods in which these costs were incurred, are as follows:

(Dollars in millions)              June 30,       September 30,       December 31,
Quarters ended:                      2003             2003                2003
---------------                      ----             ----                ----

Audit fees for the reaudits
   and restatements                  $1.3             $1.0                $1.3
Cost of investigations                 .2              3.2                 2.5
Legal and consulting fees              .1              1.1                 2.0
Separation agreements                   -              4.5                 1.4
Bank fees                              .1               .5                 1.0
                                      ---             ----                 ---
Amounts before tax                   $1.7            $10.3                $8.2
                                     ====            =====                ====

Amounts net of tax                   $1.2             $6.3                $5.4
                                     ====             ====                ====

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

           Provision for Doubtful Accounts. Our provision for doubtful accounts decreased to $2.8 million for the nine months ended September 30, 2003 from $5.9 million for the nine months ended September 30, 2002. The decrease was primarily attributable to reduced provisions provided by Microtech as compared to the prior year period ($1.9 million) and additional provisions provided for specific customers in default under their lease obligations during the three months ended September 30, 2002. During the nine months ended September 30, 2003, we experienced a decrease in our non-performing receivables of $.3 million ($10.8 million at June 30, 2003 and $11.1 million at December 31, 2002.) As of September 30, 2003 and December 31, 2002, our non-performing receivables, net of applicable reserves, were 0.88% and 2.54%, respectively, of accounts and notes receivables, net. Our provision for doubtful accounts is provided based upon a review of the outstanding receivables and an evaluation of the adequacy of the allowance for doubtful accounts. The adequacy of our allowance for doubtful accounts is periodically reviewed based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of finance lease receivables.

           Fair Value Adjustment for Derivative Instruments. Our non-cash fair value adjustment for derivative instruments income amounted to $.5 million for the nine months ended September 30, 2003 as compared to expense of $5.7 million in the nine months ended September 30, 2002, a change of $6.2 million. This decrease was primarily attributable to the change in the fair value of interest rate swaps accounted for as free standing derivatives (including the amortization of amounts included in accumulated other comprehensive income upon the adoption of SFAS No. 133 on January 1, 2001) and the ineffectiveness for cash flow hedges that are not perfectly correlated which resulted in income of $.5 million for the nine months ended September 30, 2003 as compared to expense of $5.7 million for the nine months ended September 30, 2002.

           Depreciation and Amortization of Leasing Equipment. Our depreciation and amortization expenses increased to $69.3 million for the nine months ended September 30, 2003, from $66.9 million for the nine months ended September 30, 2002, an increase of $2.4 million or 4%.

           While our operating fleet grew, the related increase in depreciation was offset by the following:

•	Additional depreciation associated with the write off of $7.9 million during the three months ended March 31, 2002, which represented the book value of the unrecovered equipment from a lease customer in default.

•	Depreciation savings of $2.3 million and $.2 million (during the first quarter of 2003 when compared to 2002) due to the changes to our estimated useful lives for chassis and containers, respectively.

•	An increase in depreciation expense of $7.5 million resulting from the consolidation of the activities of CAI.

•	An impairment write-down of $2.0 million in 2003 based on an evaluation of certain equipment returned during the first nine months of 2003.

           Loss/(Income) for Investments Accounted for Under the Equity Method. The decrease in losses for investments accounted for under the equity method of $2.5 million during the nine months ended September 30, 2003 as compared to the prior year period resulted primarily from decreased equity method losses of CAI that we recorded through June 26, 2002, at which time CAI became our consolidated subsidiary. For the period from January 1, 2002 through June 26, 2002, our share of the equity losses of CAI was $4.0 million. In addition, for the nine months ended September 30, 2003, we recorded $1.5 million representing our share of equity losses as a result of certain other investments accounted for under the equity method of accounting.

           Other (Income)/Expense, Net. We had other (income)/expense, net of $(2.2) million during the nine months ended September 30, 2003 compared to $(8.1) million for the nine months ended September 30, 2002. The decrease of $5.9 million from the nine months ended September 30, 2002 was primarily due to:

•	A $9.7 million decrease for income recorded during the nine months ended September 30, 2003 ($.4 million) as compared to the prior year period ($10.1 million) for costs incurred and losses realized on a defaulted lease that we expect to recover through our insurance policy.

•	A gain of $4.8 million recorded during the second quarter of 2002 as a result of the sale of our Chicago property, which had been acquired as part of the acquisition of the North American Intermodal Division of Transamerica Leasing, Inc. ("TA").

•	$4.3 million of losses from PCR's operations for the first nine months of 2002, recorded in accordance with SEC Staff Accounting Bulletin Topic 5e.

•	Gains on equipment sales of $.8 million during the nine months ended September 30, 2003 as compared to losses on equipment sales of $2.9 million during the prior year period. The change of $3.7 million resulted primarily from a full quarter of gains on equipment sales to third parties recognized by CAI which became a consolidated subsidiary on June 27, 2002, as well as the sale of leasing equipment recovered from a customer in default which generated losses during the nine months ended September 30, 2002.

•	Fee income of $.6 million as a result of our acting as an agent and arranging a lease transaction between two parties.

           Interest Expense. Our interest expense decreased to $78.4 million in the nine months ended September 30, 2003 from $82.6 million in the nine months ended September 30, 2002, a decrease of $4.2 million or 5%. The decrease in interest expense was primarily attributable to reduced interest rates resulting in reduced interest expense of $10.6 million and a reduction in amortization of deferred financing fees of $2.6 million. These decreases to interest expense were partially offset by increased borrowings to fund capital expenditures, resulting in incremental interest expense of $6.9 million, an increase in interest expense of $1.5 million incurred by CAI as compared to the prior year period and $.6 million of bank fees in order to obtain waivers related to our delayed filings.

           Interest Income. Our interest income decreased to $3.2 million in the nine months ended September 30, 2003 from $4.2 million in the nine months ended September 30, 2002, a decrease of $1.0 million or 24%. The decrease in interest income was primarily due to reduced earnings on invested cash balances due to lower interest rates, partially offset by increased earnings on equity investment instruments.

           Minority Interest Income/(Expense), Net. The change in minority interest income/(expense), net of $.2 million for the nine months ended September 30, 2003 as compared to the prior year period was primarily due to a decrease in dividends and distributions expensed by Chassis Holdings LLC of $.2 million.

           (Benefit)/Provision for Income Taxes. We recorded an income tax provision of $1.8 million for the nine months ended September 30, 2003 as compared to a tax benefit of $1.9 million for the nine months ended September 30, 2002. This increase in the provision for income taxes was caused by higher pre-tax income of $18.4 million and the mix between pre-tax income and losses generated from international sources and United States sources. The international container division that is taxed at lower rates (approximately 3%) based upon the income tax convention between the United States and Barbados, contributed favorably to net income. The domestic intermodal division, which is taxed at higher United States tax rates, contributed income (with a resultant tax provision) during the nine months ended September 30, 2003, as compared to losses (with a resultant tax benefit) during the nine months ended September 30, 2002. Additionally, other provisions for deferred tax asset valuation allowances increased the tax provision by $.8 million during the nine months ended September 30, 2002.

           Net Income. As a result of the factors described above, our net income increased to $28.2 million in the nine months ended September 30, 2003 from $13.5 million in the nine months ended September 30, 2002.

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

           We have usually funded a significant portion of the purchase price for new containers and chassis through borrowings under our revolving credit agreement and other lines of credit or through secured financings with the financial institutions with which we have relationships. Throughout our years in business, we have been successful in completing financings on favorable terms on a regular basis and in the ordinary course of our business. However, while we have successfully completed several significant financings during 2003 and 2004 (See Note 8, "Subsequent Events", to our Condensed Consolidated Financial Statements included in this report for further discussion), our ability to borrow funds on favorable terms has been limited since March 31, 2003. This is attributable to the restatement to our historical financial statements, the related Audit Committee and SEC investigations, the delay in completing our audited 2002 financial statements and filing our 2002 Form 10-K with the SEC, and the delay in completing and filing our quarterly reports on Form 10-Q for 2003. In conjunction with the requirement to maintain certain levels of unrestricted cash until our delayed financial filings are completed (as described previously under Subsequent Events), our reduced ability to borrow funds on favorable terms has required us to reduce the level of new business we have written with customers.

           During October and November 2003, the ratings on our debt securities were downgraded by three major rating agencies, Standard & Poor's, Fitch, and Moody's, citing the resignation of our President, continued delay in issuing audited restated financial statements for 2000 and 2001 and audited financial statements for 2002 that were to be included in our 2002 Form 10-K and the need to obtain waivers from our lending group for technical defaults under the loan agreements associated with the financial statement delays. Our debt securities were again downgraded by all three rating agencies on December 29, 2003. On January 27, 2004, Moody's again downgraded our debt securities citing continued uncertainty associated with the delayed release of our financial information for 2003. We have been advised that Moody's also reduced the "shadow rating" of our chassis securitization. We have been advised by the participants in this securitization that they will waive any early amortization event or default associated with the downgrade of the "shadow rating" on a periodic basis, and such participants have given such a waiver through October 1, 2004. We have been advised that it is likely that the pricing associated with the chassis securitization will be adversely affected, although the amount of any such pricing increase has not yet been determined. There can be no assurance that the waiver described above will continue to be granted or extended. Should such waiver not be granted or extended beyond October 1, 2004, the unfavorable impact on our near-term liquidity would likely be significant. Such downgrades may also have a negative effect on our ability to access the capital markets in the future, as well as on our interest cost.

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

     Statement                          Revised Completion Date
     ---------                          -----------------------

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

           In the event of any default or violation under the terms of our indebtedness one or more of our lenders could exercise their right to declare us in default, accelerate the indebtedness owed to such lenders, and take other actions against us, such as attempting to exercise rights as a secured creditor with respect to any collateral. If any of these circumstances were to occur, we could be deemed to be in default under the terms of our indebtedness, in which event, we might not be able to meet our obligations to our lenders or other creditors and might not be able to prevent such parties from taking actions that could jeopardize our ability to continue to operate our business.

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

Cash Flow Through September 30, 2003

           Between 1990 and the first nine months of 2003, we steadily increased our fleet of chassis and containers and added to our portfolio of finance and operating leases. We provided cash flow from operations of $94.7 million and $80.4 million in the nine-month periods ended September 30, 2003 and 2002, respectively. Net cash provided by financing activities was $27.8 million in the nine-month period ended September 30, 2003 and $105.2 million for the nine months ended September 30, 2002. This decrease was primarily a result of repayments offset by a reduction in new borrowings in 2003 as compared to 2002. We purchased equipment and entered into direct finance leases requiring funding of $202.3 million and $178.0 million in the nine-month periods ended September 30, 2003 and 2002, respectively. Although, as noted above, our equipment purchases slowed over the last half of 2003, we plan to continue increasing the size of our chassis and container fleets in 2004 once additional financing is available to us.

Debt Obligations

           We have a container securitization facility, which was renewed in October 2002, and the facility amount was increased to $200.0 million. At September 30, 2003, $90.1 million of the container securitization facility was utilized, of which $17.3 million relates to off-balance sheet financing, while $72.8 million relates to on-balance sheet financing and is included in debt and capital lease obligations in the Condensed Consolidated Balance Sheets. At September 30, 2003, the rate on this facility was 5.85%, including the effect of interest rate swap contracts in place. In July 2003 and October 2003, in connection with obtaining necessary waivers under this facility due to the late filing of our periodic reports with the SEC and the restatement of our past financial statements, we amended the container securitization facility to relinquish the right to request additional advances under the facility and agreed that all lease payments subsequently received under the facility would be used to reduce the indebtedness. In addition, we agreed to comply with several new covenants, consistent with those contained in our amendment to our revolving credit agreement, as described below.

           In March 2002, we established a $500.0 million chassis asset-backed securitization facility. On September 30, 2002, we entered into a sale/leaseback transaction and expanded the total debt and capital lease obligations to a total of $540.9 million outstanding. At September 30, 2003 the total debt and capital lease obligation outstanding under the sale/leaseback totaled $500.9 million of which $94.8 million is a debt obligation and $406.1 million is a capital lease obligation. At September 30, 2003, the interest rate on this facility was 4.97%, including the effect of interest rate swap contracts in place. This facility continues to be accounted for as an on-balance sheet secured financing. The assets used to secure this facility are segregated in a Delaware statutory titling trust (the Trust) and in a special purpose entity (which is consolidated by us) and amount to $21.0 million of accounts receivable and fixed assets with a net book value of $531.6 million at September 30, 2003. In addition, $25.4 million of cash and marketable securities at September 30, 2003 are restricted for use by the Trust and the special purpose entity and included on our Condensed Consolidated Balance Sheet. The assets, which are segregated in the special purpose entity and included on our Condensed Consolidated Balance Sheet, are not available to pay the claims of our creditors. In July 2003 and October 2003, in connection with obtaining necessary waivers under this facility to the late filing of our periodic reports with the SEC and the restatement of our past financial statements, we agreed to certain modifications of the terms of the facility.

           In May 2003, we established a $200.0 million revolving warehouse facility within our chassis securitization facility and received funding from a $25.5 million debt obligation issuance. This warehouse facility has a 364-day revolving period and will start debt amortization in May 2004 if not extended or renewed. The interest rate on the debt outstanding under this warehouse facility is 4.12%, including the effect of an interest rate swap contract in place at time of funding. In July 2003 and October 2003, in connection with obtaining necessary waivers under this facility to the late filing of our periodic reports with the SEC and the restatement of our past financial statements, we agreed, among other things, to suspend our ability to incur additional funding under the warehouse facility until such time as the loan and guarantee parties have each agreed in their sole discretion to reinstate their funding commitments. The loan and guarantee parties are under no obligation to reinstate any commitments to the warehouse facility. We have been advised that Moody's also reduced the "shadow rating" of our chassis securitization. We have been advised by the participants in this securitization that they will waive any early amortization event or default associated with the downgrade of the "shadow rating" on a periodic basis, and such participants have given us such a waiver through October 1, 2004. We have been advised that it is likely that the pricing associated with the chassis securitization will be adversely affected, although the amount of any such pricing increase has not yet been determined. There can be no assurance that the waiver described above will continue to be granted or extended. Should such waiver not be granted or extended beyond October 1, 2004, the impact on our near-term liquidity would be significant. Such downgrades may also adversely affect our ability to access the capital markets in the future, as well as our interest cost.

           We have a $215.0 million revolving credit facility with a group of commercial banks. On September 30, 2003, $193.5 million was outstanding, with an interest rate of 2.57%. This facility, which is secured by equipment on lease to customers and the related lease receivables, was renewed and amended in July 2000, at which time the term was extended until July 31, 2005. The credit limit under this facility declined to $193.5 million at July 31, 2003, and will decline to $172.0 million by July 31, 2004, and $133.5 million by July 1, 2005. Under this facility, we are required to maintain a tangible net worth (as defined) of at least $125.0 million, a fixed charge coverage ratio of 1.5 to 1 or greater and a funded debt to net worth ratio of 4.0 to 1 or less. At September 30, 2003, we were in compliance with these requirements. Several other facilities have similar covenants.

           In July 2003, October 2003 and January 2004, in connection with obtaining necessary amendments under the revolving credit facility due to the late filing of our periodic reports with the SEC and the restatement of our past financial statements, we agreed, among other things, to reduce advance rates under this facility, to add several events of default, to increase the interest rate margin and to maintain specified levels of unrestricted cash and cash equivalents until our delinquent SEC filings are made. We agreed beginning in October 2003 to maintain unrestricted cash and cash equivalents of at least $71.0 million at all times and at least $80.0 million as of the last business day of each month, until our 2002 Form 10-K was filed. This report was filed January 9, 2004. Subsequent to January 9, 2004, we are obligated to maintain unrestricted cash and cash equivalents of at least $60.0 million at all times and at least $67.5 million as of the last business day of the month until the completion and filing of all delayed financial statements for 2003 and 2004. This minimum cash requirement was also adopted in the waivers for the container securitization and one other loan agreement. In conjunction with the waiver received during February 2004, we became obligated to make amortization payments under our revolving credit facility beginning in March 2004. We have also agreed to restrictions on dispositions of collateral and on encumbrances of assets as well as a limitation on concessions that could be made to our other financial institutions in connection with obtaining waivers. The October 2003 amendment also required us to provide additional financial information to the lenders under the facility and to continue the engagement of a financial advisor. We believe we are in compliance with the requirements of the agreements as amended.

           In February 1998, we issued $100.0 million principal amount of 6-5/8% Notes due 2003 (the "6-5/8% Notes"). As of December 31, 2002, $8.2 million principal amount of the 6-5/8% Notes remained outstanding. On March 1, 2003 the remaining 6-5/8% Notes outstanding were paid off in accordance with terms of the agreement.

           In July and August 1997, we issued $225.0 million of ten-year notes, comprised of $150.0 million of 7.35% Notes due 2007 and $75.0 million of 7.20% Notes due 2007. As of September 30, 2003, $147.0 million and $62.8 million remained outstanding on the 7.35% and 7.20% Notes, respectively.

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

           In addition to the debt specifically identified above, we had additional notes and loans outstanding with various financial institutions totaling $198.0 million, as of September 30, 2003, with installments payable in varying amounts through 2010 with interest rates of approximately 1.89% to 7.90%. In the fourth quarter of 2003 and the first quarter of 2004, we agreed to certain modifications to the provisions of some of these instruments. These modifications include in certain instances changes to the amortization schedule resulting in accelerated principal payments totaling approximately $18.5 million which was paid in February and March 2004, an interest rate increase on $23.8 million of debt outstanding and the pledging of additional collateral with a value of $9.1 million.

           Subsequent to September 30, 2003, we have incurred additional debt obligations in connection with financing our equipment leasing activities. However, as indicated above, our financial restatement and Audit Committee and SEC investigations, as well as the delay in completing our financial statements and filing our SEC reports, have resulted in a significant reduction in our amount of new financings since early 2003 as compared to prior years.

           As of September 30, 2003, our commitments for capital expenditures totaled approximately $99.2 million. Our available liquidity at September 30, 2003 was $157.8 million. This consisted of $183.2 million of cash and marketable securities (reduced by $25.4 million of cash within the chassis securitization facility). Required debt repayments and capital lease payments totaled $203.2 million for the next twelve months.

           In the past, cash on hand, cash flow from operations, borrowings under credit facilities and the net proceeds of the issuance of debt and equity securities in appropriate markets have been sufficient to meet our working capital needs, capital expenditures and required debt repayments. Because the availability of financing to us has been limited in 2003 and 2004, due to our financial restatement and the investigations by our Audit Committee's special counsel and the SEC, the delay in completing our 2002 audited financial statements and filing our 2002 Form 10-K, and the delay in completing and filing our quarterly reports on Form 10-Q for 2003, we have not been able to fund all of our capital expenditure commitments, specifically our obligations to equipment manufacturers, during the second half of 2003, and we have deferred payments due to our equipment manufacturers. During March, 2004, we used a portion of the proceeds of a secured financing to pay off the remaining obligation to our container equipment manufacturers ($46.4 million) in full. Amounts deferred due to chassis manufacturers have also been paid in full. We also expect to continue to rely in substantial part on long-term financing for any future purchase of equipment or strategic acquisitions to expand our business in the future. We cannot assure that long-term financing will be available for these purposes on acceptable terms or at all. In addition, from time to time, we may explore new sources of capital both at the parent and subsidiary levels.

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

           Based on outstanding debt balances at September 30, 2003, a 10% change in variable interest rates would have resulted in a $3.8 million change in year-to-date pre-tax earnings.

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

           We seek to reduce credit risk by maintaining insurance coverage against customer insolvency and related equipment losses. Through January 31, 2002 we maintained contingent physical damage, recovery/repatriation and loss of revenue insurance, which provided coverage in the event of a customer's insolvency, bankruptcy or default giving rise to our demand for return of all of our equipment. The policy covered the cost of recovering our equipment from the customer, including repositioning cost, damage to the equipment and the value of equipment which could not be located or was uneconomical to recover. It also covered a portion of the lease revenues that we might lose as a result of the customer's default (i.e., up to 180 days of lease payments following an occurrence under the policy). The premium rates and deductibles for this type of insurance have increased as a result of higher claim experience by the Company and also within the industry. As a result, effective March 1, 2003, we obtained a new policy covering similar occurrences for a twelve-month period but with revised terms. The new coverage decreases the recoverable amount per occurrence to $9 million as compared to $35 million in our previous policy and increases the deductible per occurrence from $.4 million to $3 million. This coverage has been extended to March 31, 2005. However, there can be no assurance that this or similar coverage will be available in the future or that such insurance will cover the entirety of any loss.

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

           As reported more fully in our 2002 Form 10-K, we learned of certain deficiencies in our internal controls that existed in 2002, years prior to 2002 and the three and nine months ended September 30, 2003. We have concluded that the following internal control deficiencies which have been identified constituted "material weaknesses" or "significant deficiencies" as defined under the standards established by the American Institute of Certified Public Accountants:

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

           As reported in our 2002 Form 10-K, we have taken many measures to improve the effectiveness of our internal controls. Among other things, we have taken and are taking the following remedial measures:

1.	We have implemented new procedures relating to the communication of information between management and all levels of our company, including our internal and external accountants, to ensure proper reporting and disclosure. These steps include regular meetings of a committee of senior management, known as the Office of the President, together with a member of the Audit Committee, to discuss important topics such as new business, financing, accounting and personnel matters.

2.	Our former general counsel, Arthur Burns rejoined us in October 2003 as full time Executive Vice President and General Counsel residing in our New York office. Mr. Burns is a member of our Board of Directors.

3.	We selected an experienced financial and leasing executive, James Walsh, a former financial executive at GE Capital Corporation and General Electric Company, who became our Chief Financial Officer in February 2004.

4.	We have hired eight additional accountants and will continue to hire additional experienced personnel, if necessary. In addition, we are planning additional training for our accounting staff.

5.	We have added staff in several other areas, including insurance, accounts receivable, information technology, customer service and the legal department.

6.	We have engaged J.H. Cohn, an independent accounting and consulting firm, as our internal auditors, and have been working closely with them to identify and correct weaknesses in our internal controls and procedures and to develop an accounting policies and procedures manual.

7.	We are improving the quality of our file maintenance and record retention for completed transactions.

8.	We are in the process of upgrading our lease accounting system for recording and tracking finance lease transactions. The system has been purchased and installed and it is now undergoing configuration and testing. Additionally, we have contracted a disaster recovery facility and are beginning the development of our recovery plan. We are committed to upgrading and enhancing other aspects of our information systems, including exception procedures and other security measures, as required.

9.	Our Board of Directors has adopted a comprehensive set of corporate governance documentation, including a revised Board of Directors Charter, a revised Audit Committee Charter, a Code of Business Conduct and Ethics, a Whistleblower and Nonretaliation Policy, and a Disclosure Committee Charter. The Company is in the process of implementing the Whistleblower and Nonretaliation Policy.

10.	We have designated an employee to communicate with all related parties on a monthly basis to determine if new related party transactions have been completed. In addition, we have assigned a member of our accounting department having knowledge of the relevant disclosure standards the responsibility for monitoring transactions on an ongoing basis to identify any related party transactions.

11.	We have a procedure to review intercompany accounts on a regular basis to identify appropriate intercompany eliminations.

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

           We believe that these efforts address the material weaknesses and significant deficiencies that have affected our internal controls for the year ended December 31, 2002 and for the three and nine months ended September 30, 2003. We can give no assurances, however, that all material weaknesses and significant deficiencies have been entirely corrected. We continue to look for methods to improve our overall system of control.

           We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003 pursuant to SEC Rules 13a-15 and 15d-15 under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, except for the internal control deficiencies as described herein and taking into account the efforts to address those deficiencies described herein, as of the evaluation date, our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that information we must disclose in reports filed with the SEC is properly recorded, processed, and summarized, and then reported within the time periods specified in the rules and forms of the SEC.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 99:	Press Releases dated:

(1) 07/18/03	Interpool, Inc. Announces Further Delay in Release of Audited Financial Statements.

(2) 07/18/03	Interpool CFO Mitchell Gordon Resigns to Become President, Morpheus Capital Advisors.

(3) 09/18/03	Interpool, Inc. to Pay Cash Dividend on Common Stock.

(b)	Reports on Form 8-K:

           On July 18, 2003, we filed a report on Form 8-K announcing the further delay of our audited financial statements for 2002 and restated financial statements for 2001 and 2000 while special outside counsel engaged by the Company's audit committee conducted an inquiry into incorrect accounting treatment of the Company's past financial results. Further, the Company's independent auditor, KPMG LLP, had not completed its audits and could not complete its audits and reviews until special outside counsel concluded its inquiry.

           In addition, we reported the resignation of our Chief Financial Officer, Mitchell Gordon, effective July 17, 2003.

           On August 5, 2003, we filed a report on Form 8-K reporting that the Company had received all necessary agreements from its lenders waiving any event of default which would have arisen from the Company's failure to timely file its financial statements.

           In addition, we filed the Separation Agreement we had entered into with former Chief Financial Officer, Mitchell Gordon.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPOOL, INC.

Dated: April 28, 2004	By /s/ Martin Tuchman Martin Tuchman Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: April 28, 2004	By /s/ James F. Walsh James F. Walsh Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Filed with Interpool, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003

31.1-- Certification of Martin Tuchman.

31.2-- Certification of James F. Walsh.

32.1-- Certification of Martin Tuchman.

32.2-- Certification of James F. Walsh.

99.1-- Press Release dated July 18, 2003.

99.2-- Press Release dated July 18, 2003.

99.3-- Press Release dated September 18, 2003.