Form 10-K
period 2003-12-31
INTERPOOL INC
filed 2004-08-18
CIK 898777

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
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
NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Title of Each Class

COMMON STOCK, PAR VALUE $.001
9.25% CONVERTIBLE REDEEMABLE SUBORDINATED DEBENTURES

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /_/ No /X/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes /X/ No /_/

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $170,693,162 as of July 30, 2004.

At July 30, 2004, there were 27,378,846 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INTERPOOL, INC.

FORM 10-K

TABLE OF CONTENTS

Item	Page

PART I

ITEM 1. ITEM 2. ITEM 3. ITEM 4.	BUSINESS PROPERTIES LEGAL PROCEEDINGS SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	1 21 22 23

PART II

ITEM 5. ITEM 6. ITEM 7. ITEM 7A. ITEM 8. ITEM 9. ITEM 9A.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
SELECTED FINANCIAL DATA
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
CONTROLS AND PROCEDURES	23 25 27 62 65 124 124

PART III

ITEM 10. ITEM 11. ITEM 12. ITEM 13. ITEM 14.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
EXECUTIVE COMPENSATION
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PRINCIPAL ACCOUNTANT FEES AND SERVICES	130 134 145 148 152

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	153

SIGNATURES	164

PART I

ITEM 1.	BUSINESS

General

(Unless otherwise indicated, all fleet statistics including the size of the fleet, utilization of the leasing equipment or the rental rates per day that are set forth in this Annual Report on Form 10-K exclude the information of our 50%-owned consolidated subsidiary Container Applications International, Inc. (“CAI”). The market share, ranking and other data contained in this Annual Report on Form 10-K are based either on our management’s own estimates, independent industry publications, reports by market research firms or other published independent sources and, in each case, are believed by management to be reasonable estimates. However, market share data is subject to change and cannot always be verified with certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, might not be reliable.)

We believe we are the largest lessor of intermodal chassis in North America and one of the world’s leading lessors of intermodal dry freight standard containers. At December 31, 2003, our chassis fleet totaled approximately 208,000 chassis and our container fleet totaled approximately 870,000 twenty-foot equivalent units (“TEU”). From 1998 to 2003, we increased the size of our chassis fleet at a compound annual rate of 22%, primarily as the result of the chassis fleet acquired during 2000 from the North American Intermodal Division of Transamerica Leasing, Inc. (“TA”), and the purchase and leaseback of approximately 20,000 chassis with a shipping line customer during 2001 and 2002. During the period from 1998 to 2003, we increased our container fleet at a compound annual rate of 12%.

We concentrate on leasing equipment to our customers on a long-term basis (leases for a term greater than one year). Substantially all of our new equipment is initially leased for terms of five to eight years and approximately 79% of our total fleet of chassis and 82% of our total fleet of containers are currently on long-term lease. We believe our focus on long-term leasing has enabled us to:

•	Maintain high utilization rates of our equipment, which over the last five years averaged 99% for containers and 95% for chassis;

•	Achieve more stable and predictable earnings; and

•	Concentrate on the expansion of our asset base through the purchase and lease of new equipment to fulfill specific orders for new long-term leases.

Approximately 21% of our chassis are currently leased on a short-term basis to satisfy customers’ peak or seasonal requirements, generally at higher rates than under long-term leases. For customers who require daily or weekly chassis rentals, we operate chassis pools at major domestic shipping ports and terminals. These chassis pools consist of our chassis as well as those of our customers.

Approximately 18% of our containers are currently leased on a short-term basis. Our 50%-owned consolidated subsidiary, CAI, markets our containers available for short-term leasing as part of its fleet, facilitating redeployment of our containers at the end of long-term leases. Our relationship with CAI maximizes utilization of our container fleet and increases our influence in the marketplace by giving us one of the world’s largest container lessor fleets on a combined basis. At December 31, 2003, CAI had a container fleet of approximately 535,000 TEU. Approximately 193,000 TEU were owned by CAI with the remaining 342,000 TEU managed for others. CAI’s managed equipment included approximately 155,000 TEU that were managed for us.

We and our predecessors have been involved in the business of leasing transportation equipment since 1968. We lease our chassis and containers to a diversified customer base of over 600 shipping and transportation customers throughout the world, including all of the world’s 30 largest international container shipping lines and major North American railroads. We provide customer service and market to our customers through a worldwide network of offices and agents. We believe one of the key factors in our ability to compete effectively has been the long-standing relationships that we have established with most of the world’s large shipping lines and major North American railroads. As a result of these relationships, 7 of our top 10 customers have been customers for at least 10 years.

Industry Overview

The fundamental components of intermodal transportation are the chassis and the container. When a container vessel arrives in port, each marine container is loaded onto a chassis or rail car. Most containers are constructed of steel in accordance with recommendations of the International Standards Organization (“ISO”). The basic container type is the general-purpose dry freight standard container which measures 20 or 40 feet long, 8 feet wide and 8 1/2 or 9 1/2 feet high. In general, 20-foot containers are used to carry heavy, dense cargo loads (such as industrial parts and certain food products) and operate in areas where transport facilities are less developed, while 40-foot containers are used for lighter weight finished goods (such as apparel, electronic appliances and other consumer goods) in areas with better developed transport facilities. A chassis is a rectangular, wheeled steel frame, generally 23 1/2 or 40 feet in length, built specifically for the purpose of transporting a container. Once mounted, the chassis and container are the functional equivalent of a trailer. When mounted on a chassis, the container may be trucked either to its final destination or to a railroad terminal for loading onto a rail car. Similarly, a container shipped by rail may be transferred to a chassis to travel over-the-road to its final destination. As the use of containers has become a predominant factor in the intermodal movement of cargo, the chassis has become a prerequisite for the domestic segment of the journey. A chassis seldom travels permanently with a single container, but instead serves as a transport vehicle for containers that are loaded or unloaded at ports or railroad terminals. Because of differing international road regulations and non-uniformity of international standards for chassis, chassis used in the United States are seldom used in other countries.

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

Between 1990 and 2002, worldwide container traffic at the world’s major ports has grown at a compound annual rate of 10.1%, calculated using the Containerization International Yearbook of 1992 and 2004.

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

The Leasing Market

Leasing companies own a significant portion of North America’s chassis and of the world’s container fleet, with the balance owned predominantly by shipping lines and railroads according to our estimates. Leasing companies have maintained this market position because container shipping lines and railroads receive both financial and operational benefits by leasing a portion of their equipment. The principal benefits of leasing are the following:

•	Provide shipping lines and railroads with an alternative source of financing in a traditionally capital-intensive industry;

•	Enable shipping lines and railroads to expand their routes and market shares at a relatively inexpensive cost without making a permanent commitment to support their new structure;

•	Enable shipping lines and railroads to benefit from leasing companies’ relationships with equipment manufacturers;

•	Enable shipping lines and railroads to accommodate seasonal use and/or geographic concentration, thereby limiting their capital investment and storage costs; and

•	Enable shipping lines and railroads to maintain an optimal mix of equipment types in their fleets

Because of these benefits, container shipping lines and railroads generally obtain a significant portion of their container and chassis fleets from leasing companies, either on short-term or long-term leases. Short-term leases provide considerable operational flexibility in allowing a customer to pick up and drop off equipment at various locations at any time. However, customers pay for this flexibility in the form of substantially higher lease rates for short-term leases and drop-off charges for the privilege of returning equipment to certain locations. Many short-term leases are “master leases,” under which a customer reserves the right to lease a certain number of containers or chassis as needed under a general agreement between the lessor and the lessee. Long-term leases provide the lessee with advantageous pricing structures, but usually contain an early termination provision allowing the lessee to return equipment prior to expiration of the lease only upon payment of an early termination fee or a retroactive increase in lease payments.

Business Strategy

Our objective is to continue to expand on our market position as a leading long-term lessor of intermodal transportation equipment. To achieve this objective, we intend to continue to:

•	Focus on our core business of domestic chassis and international marine container leasing. Our strong market position in the chassis and container leasing businesses provide us with economies of scale that benefit our customers. Our equipment and operations are located worldwide to meet our domestic and international customers’ needs in a timely manner. In addition, we are able to focus our management and financial resources to compete effectively for equipment leasing requirements of all quantities.

•	Concentrate on long-term leasing to achieve high utilization rates and to minimize the impact of economic cycles on earnings. We concentrate on long-term leases in order to minimize the impact of economic cycles on our revenues and to achieve high utilization and more stable and predictable earnings. The lower rate of turnover provided by long-term leases enables us to concentrate on the expansion of our asset base through the purchase and lease of new equipment, rather than on the repeated re-marketing of our existing fleet.

•	Re-marketing of equipment when returned by lessees. When long-term leases reach their termination date, we make every effort to extend the lease with the customer that originally leased the equipment, or in lieu of that, to lease the equipment to another customer for an extended term. The equipment may also be made available to our 50%-owned consolidated subsidiary, CAI, which manages our containers in the short-term marketplace. This allows us to maintain our focus on long term leasing while CAI expands its fleet of equipment that it manages for us and for others, providing CAI with further economies of scale.

•	Purchase chassis and containers to fulfill specific customer orders. We generally purchase new equipment to fulfill new long-term lease orders.

•	Make strategic acquisitions of complementary businesses and asset portfolios on an opportunistic and financially disciplined basis. We intend to continue to review acquisition opportunities whenever asset prices and market conditions are favorable.

Historically, we have regularly entered into new long-term lease transactions with shipping lines and other customers as market conditions warranted. During the second half of 2003, however, notwithstanding strong conditions in the leasing markets, we entered into a limited number of new lease transactions, due to the reduced availability of new financings which resulted from our restatement of our financial results from 2000, 2001 and 2002, the related Audit Committee and Securities and Exchange Commission (the “SEC”) investigations, and the resulting delay in completion of our audited financial statements and filing of our Annual Report on Form 10-K for the year ended December 31, 2002. We successfully completed several financings during late 2003 and the first seven months of 2004, including $44.5 million during December 2003, $81.6 million during March 2004, $14.6 million during May 2004 and $15.0 million during July 2004. In addition, we are currently evaluating a number of secured financing proposals for growth and for re-financing existing facilities.

Operations

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

Long-term leases provide the lessee with advantageous pricing structures, but usually contain an early termination provision allowing the lessee to return equipment prior to expiration of the lease only upon payment of an early termination fee or a retroactively applied increase in lease payments. We experience minimal early returns of our equipment under our long-term leases, primarily because of the penalties involved. Generally, such customers must return all equipment covered by the particular long-term lease being terminated, usually totaling several hundred units, and bear substantial costs related to their repositioning and repair.

Frequently, a lessee will desire to retain long-term leased equipment well beyond the initial lease term. In these cases, long-term leases will be renewed at the then prevailing market rate, either for one or more additional one-year periods or as part of a short-term agreement. In some cases, the customer has the right to purchase the equipment at the end of a long-term lease.

Chassis Pools. For customers who require daily or weekly chassis rentals, we operate “chassis pools” at most of the major port authorities and terminal operations throughout the United States. These chassis pools consist of our chassis and those of our customers. The principal ports in the United States where we operate chassis pools are Baltimore, Boston, Charleston, Houston, New York, Newark, Norfolk, Long Beach, Oakland, and Savannah. We also operate chassis pools at railroad locations within the United States.

Chassis Equipment Tracking and Billing. We use an internet accessible proprietary computer software system to enable sophisticated equipment tracking and billing and to provide a central operating database that coordinates our chassis leasing and chassis pooling activities. The system processes information received electronically from our regional offices. The system records the movement and status of each chassis and links that information with the complex data comprising the specific lease terms in order to generate billings to lessees. In 2003, more than 163,000 movement transactions per month were processed on average through the system, which is capable of tracking revenue on a chassis by chassis basis. The system also generates a wide range of management reports containing information on all aspects of our leasing activities.

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

Repositioning and Related Expenses. If lessees return large numbers of equipment to a location with a larger supply than demand, we may incur expenses in repositioning the equipment to a more favorable location. Repositioning expenses generally range between $25 and $750 per unit, depending on geographic location, distance and other factors, and may not be fully covered by the drop-off charge collected from the lessee. In connection with necessary repositioning, we may also incur storage costs, which generally range between $.20 and $3.10 per unit per day. In addition, we bear certain operating expenses associated with our chassis and containers, such as:

•	The costs of maintenance and repairs not required to be made by lessees;

•	Agent fees;

•	Depot expenses for handling;

•	Inspection and storage; and

•	Any insurance coverage in excess of that maintained by the lessee.

Maintenance, Repairs and Refurbishment. As chassis and containers age, the need for maintenance increases, and they may eventually require extensive maintenance. Our customers are generally responsible for maintenance and repairs of equipment other than normal wear and tear. When normal wear and tear of equipment is extensive, the equipment may have to undergo a major repair including a refurbishment or remanufacture. Refurbishing and remanufacturing of chassis involves substantial cost, but remanufacture or refurbishment costs are substantially less than the cost of purchasing a new chassis. In the past we also refurbished containers, but recently it has not been cost effective to do so.

Disposition of Chassis and Container Residual Values. On an ongoing basis, we sell equipment that was previously leased. The decision whether to sell depends on the equipment’s condition, remaining useful life and suitability for continued leasing or for other uses, as well as prevailing local market resale prices and an assessment of the economic benefits of repairing and continuing to lease the equipment compared to the benefits of selling. Pursuant to our relationship with CAI, containers that have come off long-term lease and have been designated for short-term leasing (not including renewals with existing lessees) are generally provided to CAI for deployment in CAI’s fleet. For such containers, CAI pays us its average total fleet per diem rate (net of operating expenses) less a management fee. This payment may be subject to reduction to the extent the average age of the Interpool containers exceeds the average age of the CAI containers. Containers made available for short-term leasing under our agreement with CAI are reported by us as fully utilized. Containers are also sold to shipping or transportation companies for continued use in the intermodal transportation industry or to secondary market buyers, such as wholesalers, depot operators, mini storage operators, construction companies and others, for use as storage sheds and similar structures. Because old chassis are more easily remanufactured than old containers, chassis are less likely to be sold than containers.

At the time of sale, the residual value of a container or chassis will depend upon, among other factors, mechanical or economic obsolescence, the current newly manufactured equipment price, its physical condition and location. While there have been no major technological advances in the short history of containerization that have made active equipment obsolete, several changes in standards have decreased the demand for older equipment, such as the increase in the standard height of containers from 8 feet to 8 1/2 feet in the early 1970’s.

Sources of Supply. Over 90% of the world’s container production occurs in China. Although, most chassis used in the United States have been manufactured domestically, China began producing ISO standard chassis for the U.S. market in 2003.

When manufacturing is complete, new chassis and containers are inspected to insure that they conform to applicable standards of the International Standards Organization and other international self-regulatory bodies, as well as our internal standards.

PoolStatTM Chassis Pool Management

Our proprietary internet-based chassis management system is called “PoolStat”TM. “PoolStat”TM has enabled us to operate, on a cooperative basis, pools of chassis that are owned by us and by shipping lines. Using this program, shipping lines and railroads can “pool” their chassis at common locations such as marine terminals and railroad depots. Our “PoolStat”TM software compiles data from each location and reports on levels of chassis contribution as compared to levels of chassis usage by each shipping line in the cooperative pool. In addition, the centralized maintenance and repair feature improves service levels to customers and we receive a management fee.

“PoolStat”TM provides several benefits to customers, including allowing customers to:

•	Maintain lower overall inventory requirement at each location;

•	Decrease maintenance, repair and other operating expenses;

•	Improve equipment control capabilities;

•	Reduce the time and expense of managing a chassis fleet; and

•	Participate in cooperative pool net revenues.

By providing the “PoolStat”TM service, we are able to forge closer relationships with our customers for both short-term and long-term leasing opportunities. There are now approximately 220,000 chassis under “PoolStat”TM management and we are continuing to seek opportunities to increase its level of business. We believe that “PoolStat”TM is the leading provider of chassis management tools in the United States.

Marketing and Customers

We lease our chassis and containers to over 600 shipping and transportation companies throughout the world, including all of the world’s 30 largest international container shipping lines and major North American railroads. The customers for our chassis are a large number of domestic companies, many of which are domestic subsidiaries or branches of international shipping lines to which we also lease containers. With a network of offices and agents covering major ports in the United States, Europe and the Far East, we have been able to supply containers in nearly all locations requested by our customers. As of December 31, 2003, our top 25 customers represented approximately 74% of our consolidated net billing, with no single customer accounting for more than 7.7%.

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

We have sought to reduce credit risk by maintaining insurance coverage against customer insolvency and related equipment losses. Through January 31, 2002 we maintained contingent physical damage, recovery/repatriation and loss of revenue insurance, which provided coverage in the event of a customer’s insolvency, bankruptcy or default giving rise to our demand for return of all of our equipment. The policy covered the cost of recovering our equipment from the customer, including repositioning cost, damage to the equipment and the value of equipment which could not be located or was uneconomical to recover. It also covered a portion of the lease revenues that we might lose as a result of the customer’s default (i.e., up to 180 days of lease payments following an occurrence under the policy). The premium rates and deductibles for this type of insurance have increased as a result of our higher claim experience and that of the industry. As a result, effective March 1, 2003, we obtained a new policy covering similar occurrences for a twelve-month period. The new coverage decreased the recoverable amount per occurrence to $9 million as compared to $35 million in our previous policy and increased the deductible per occurrence from $0.4 million to $3 million. This coverage has since been extended to March 31, 2005. There can be no assurance that this or similar coverage will be available in the future or that such insurance will cover the entirety of any loss.

Competition

There are many companies leasing intermodal transportation equipment with which we compete. Some of our competitors have greater financial resources than we do, or are subsidiaries or divisions of much larger companies. Historically, there has been consolidation in the container leasing business resulting from several acquisitions. The result of the consolidation has been fewer lessors, a more rational industry and a stabilizing pricing environment.

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

Relationship with CAI

We own a 50% common equity interest in CAI, which we acquired in April 1998. CAI owns and leases its own fleet of containers and also manages, for a fee, containers owned by us and by third parties. We pay CAI a fee for managing our equipment and leasing it on our behalf based on the net operating income of CAI’s fleet of owned, leased and managed containers and the portion of CAI’s fleet that consists of our equipment. We entered into our operating relationship with CAI primarily to facilitate the leasing in the short-term market of containers coming off long-term lease, to gain access to new companies looking to lease containers on a long term basis and to realize cost efficiencies from the operation of a coordinated container lease marketing group. The marketing group, which is organized as a wholly-owned subsidiary of Interpool, is responsible for soliciting container lease business for both Interpool and CAI, including long-term and direct finance lease business and short-term lease business on master lease agreements. We have a right to purchase all long-term and direct finance lease business generated by the marketing group, subject to offering to CAI, at cost, 10% of this long-term and direct finance lease business. By mutual agreement, CAI has purchased for its own account long-term and direct finance lease business the marketing group has generated in excess of such amount. In addition, on occasion, we have entered into transactions with CAI pursuant to which we have acquired equipment, and the related leases, from CAI on terms that resulted in a profit for CAI.

The 50% equity interest in CAI not held by us is owned by CAI’s chief executive officer. Under the terms of a Shareholder Agreement we entered into in 1998 with CAI’s chief executive officer, because an initial public offering for the registration and sale of CAI’s common stock was not initiated before April 2003, CAI’s chief executive officer has the right to request an independent valuation of CAI. An independent valuation of CAI has not been requested. If such an independent valuation of CAI were to be requested, we would have the right, following the completion of such valuation, to make a written offer to acquire the chief executive officer’s 50% equity interest in CAI for an amount equal to 50% of the fair value of CAI as indicated in the appraisal. If we do not elect to make such an offer, CAI’s chief executive officer would have a right to require CAI to take the necessary steps to effect an initial public offering to sell his equity. All costs associated with any such initial public offering of CAI would be borne by CAI.

In connection with the acquisition of our 50% equity interest in CAI in 1998, we loaned CAI $33.7 million under a subordinated note agreement, which is collateralized by all containers owned by CAI as of April 30, 1998 or thereafter acquired, subject to the priority security interest lien of CAI’s senior credit facility, except for certain excluded collateral. Interest on this subordinated note is payable quarterly at a fixed rate. The original repayment terms required mandatory quarterly principal payments of $1.7 million beginning July 30, 2003 through April 30, 2008. The subordinated note was subject to certain financial covenants and was cross-defaulted with CAI’s senior credit facility, subject to the terms of a subordination agreement.

On June 27, 2002, CAI entered into an amended $110 million senior revolving credit agreement with a group of financial institutions. To facilitate the closing of this new credit facility, we agreed to extend the repayment terms of our subordinated note so as to require mandatory quarterly principal payments of $1.7 million beginning July 30, 2006 through April 30, 2011. We also agreed to modify certain financial covenants in the subordinated note. Interest on the subordinated note continues to accrue at an annual fixed rate of 10.5%, payable quarterly. The subordinated note continues to be cross-defaulted with CAI’s senior credit agreement, subject to the terms of an amended and restated subordination agreement. In connection with these modifications, CAI’s chief executive officer agreed that we would have the right to designate a majority of the members of CAI’s board of directors. As a result of these transactions and gaining a majority position on CAI’s board, our financial statements include CAI as a consolidated subsidiary commencing June 27, 2002.

For additional information about CAI’s indebtedness, see Note 12 to the Consolidated Financial Statements.

Other Business Operations

In addition to our chassis and container leasing operations we also receive revenues from the leasing of approximately 474 freight rail cars to railroad companies through our Illinois based Railpool division. Also, our former computer leasing segment consisted of two majority owned subsidiaries, Microtech Leasing Corporation (“Microtech”) and Personal Computer Rental Corporation (“PCR”), which were substantially liquidated prior to December 31, 2003.

Employees

As of December 31, 2003, we had 213 employees, 188 of whom were based in the United States, excluding CAI’s 56 employees. None of our employees is covered by a collective bargaining agreement. We believe our relationships with our employees are good.

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

The transportation equipment leasing industry is highly competitive. We compete with numerous domestic and foreign leasing companies, some of which have greater financial resources and access to capital than we do. From time to time, the industry may have large under utilized inventories of chassis and containers, which could lead to significant downward pressure on pricing and margins. In addition, if the available supply of intermodal transportation equipment were to increase significantly as a result of, among other factors, new companies entering the business of leasing and selling intermodal transportation equipment, our competitive position could be adversely affected.

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

Following our announcement in July 2003 that our Audit Committee had commissioned an internal investigation by special counsel into our accounting, we were notified that the SEC had opened an informal investigation of Interpool. As we anticipated, this investigation was subsequently converted to a formal investigation and remains pending as of the date of this report. The New York office of the SEC has received a copy of the written report of the internal investigation and has received documents and information from us, our Audit Committee and certain other parties pursuant to SEC subpoenas. We were advised that the United States Attorney’s office for the District of New Jersey received a copy of the written report of the internal investigation and opened a parallel investigation focusing on certain matters described in the report by the Audit Committee’s special counsel. We were informed that Interpool is neither a subject nor a target of the investigation by the U.S. Attorney’s office. We are fully cooperating with both of these investigations. We cannot predict the final outcome of these investigations and accordingly cannot be assured that they will not result in the taking of actions adverse to us.

Stockholder litigation may adversely affect us.

In February and March 2004, several lawsuits were filed in the United States District Court for the District of New Jersey, by purchasers of our common stock naming us and certain of our present and former executive officers and directors as defendants. The complaints alleged violations of the federal securities laws relating to our reported Consolidated Financial Statements for the years ended December 31, 2000 and 2001 and the nine months ended September 30, 2002, which we announced in March 2003 would require restatement. Each of the complaints purported to be a class action brought on behalf of persons who purchased our securities during a specified period. The lawsuits, which seek unspecified amounts of compensatory damages and costs and expenses, including legal fees, have been consolidated in a single action, with lead plaintiffs and lead counsel being appointed. We intend to vigorously defend these lawsuits but are unable at this time to ascertain the impact these lawsuits may have on our financial position or results of operations.

Our limited ability to consummate financings in 2003 slowed our growth.

Historically, we have funded a significant portion of the purchase price for new containers and chassis through borrowings under our revolving credit facility and other lines of credit, or through secured financings with financial institutions. While we successfully completed several financings during 2003 and the first seven months of 2004, including financings of approximately $44.5 million during December 2003 and $111.2 million during March, May and July 2004, our ability to borrow funds on terms as favorable as those available previously has been limited since March 31, 2003, because of the restatement to our historical financial statements for 2000, 2001 and 2002 and the related Audit Committee and SEC investigations, the delay in completing our audited 2002 financial statements and filing our Annual Report on Form 10-K for 2002 with the SEC, and the delay in completing our quarterly and annual financial statements for 2003 and filing our Quarterly and Annual Reports on Forms 10-Q and 10-K for 2003. These factors, coupled with the requirement to maintain certain levels of unrestricted cash until the delayed financial filings are completed, have affected the amount of business we have written with our customers.

We may need to obtain additional waivers from our financial institutions if we cannot complete and file our delinquent SEC reports promptly or if we are unable to file our future SEC reports on a timely basis. In addition, we cannot ensure that the existing waivers we have obtained will remain in effect.

During February 2004, we provided our lenders with a revised schedule for completing and submitting all of our financial statements and periodic SEC filings for the years 2003 and 2004, and requested that the lenders waive any non-compliance with the reporting requirements contained in the loan documents and debt instruments relating to these statements and filings until the respective dates included in the revised schedule. The revised dates provided to, and agreed by our lenders are:

Statement 2003 – 10-K 2004 –First Quarter 10-Q 2004 – Second Quarter 10-Q 2004 – Third Quarter 10-Q	Revised Completion Date On or before August 31, 2004 On or before December 31, 2004 On or before December 31, 2004 On or before December 31, 2004

We have received waivers from all of our lenders agreeing to the dates above. Although we hope that we will be able to complete and file all reports by the applicable dates, we cannot provide assurance that we will meet these deadlines. If we were to be unable to meet these deadlines, we would need to request additional waivers from certain of our financial institutions. In the event that any additional waiver is required and cannot be obtained before the applicable deadline, we might be in violation of the terms of the applicable indebtedness, and the lender could exercise its right to declare us in default, accelerate the indebtedness owed to such lender, and take other action against us. Moreover, the taking of any such action, or the possibility that such action could be taken, could cause one or more of our other financial institutions to take action against us.

Several of the waivers we received from our financial institutions during 2003 and 2004 provide by their terms that the waiver is void if certain events occur, such as a declaration of default by one or more of our other lenders, or the commencement of civil or criminal proceedings against us or any adverse action by the SEC or the New York Stock Exchange, if such action has a material adverse effect upon our ability to perform our contractual obligations. Although we do not believe that any of these actions has occurred to date, there can be no assurance that they will not occur in the future. In the event any of our existing waivers ceased to be effective by its terms, we could be deemed to be in violation of the terms of the indebtedness to which the waiver relates. In this event, one or more of our lenders could exercise their right to declare us in default, accelerate the indebtedness owed to such lender, and take other actions against us, such as attempting to exercise rights as a secured creditor with respect to any collateral. If any of these circumstances were to occur, we might not be able to meet our obligations to our lenders and other creditors and might not be able to prevent such parties from taking actions that could jeopardize our ability to continue to operate our business.

Our internal controls and procedures may require further improvements.

As a result of our efforts to evaluate weaknesses in the design and operating effectiveness of our internal controls for the years ended December 31, 2003, 2002 and 2001, we concluded that certain internal control deficiencies which we identified constituted “material weaknesses” or “significant deficiencies” in accordance with the standards established by the Public Company Accounting Oversight Board (United States). These deficiencies fall into eleven categories: deficiencies related to the accounting for direct finance leases, deficiencies related to ineffective policies for complex transactions, deficiencies related to inadequate communication of complex transactions, deficiencies related to the lack of adequate staffing within the accounting department, deficiencies related to accounting for income taxes, deficiencies related to communication of information regarding related-party transactions, deficiencies related to the security of information technology, deficiencies related to accounting for inter-company eliminations, deficiencies related to recordkeeping by various internal departments, deficiencies related to accounting for amounts billed to customers at the end of an operating lease for damaged equipment and deficiencies related to the recognition of impairment charges associated with the chassis remanufacturing program. We have assigned the highest priority to the short and long-term correction of the internal control deficiencies that have been identified. We have taken and are continuing to take remedial measures to strengthen our internal controls and to address their deficiencies. We believe that these efforts are addressing the material weaknesses and significant deficiencies that affected our internal controls for the years ended December 31, 2003, 2002 and 2001. As of the date of this filing, we are satisfied that actions implemented to date and those we expect to implement during 2004 and 2005 will correct the material weaknesses in our internal controls and information systems and that our processes and systems of internal controls will be adequate. However, we cannot give any assurances that all material weaknesses and significant deficiencies have been entirely corrected or that internal control weaknesses will not be identified from time to time in the future. Any material internal control weakness could materially affect our financial results.

Our insurance coverage, which reduces our exposure to credit risk, expires in March 2005. Failure to replace such coverage could increase our costs in the event a customer defaults.

We have in the past sought to reduce our credit risk by maintaining insurance coverage against lessee defaults. Our current insurance policy covering such credit risks will expire on March 31, 2005. We do not know whether replacement coverage can be obtained upon terms acceptable to us. Even if replacement coverage is obtainable we expect that premium rates and deductibles will increase as a result of general rate increases for this type of insurance as well as our historical claim experience and that of our competitors in the industry. If such insurance coverage is not obtained, it could adversely affect our business by increasing our risks and our costs in the event a customer defaults.

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

Approximately 70.1% of our common stock is beneficially owned, directly or indirectly, in the aggregate by Martin Tuchman, Warren L. Serenbetz, Raoul J. Witteveen and Arthur L. Burns, together with certain members of their immediate families and certain related entities. Each of Messrs. Tuchman, Serenbetz and Burns is a member of our Board of Directors and Mr. Tuchman and Mr. Burns are executive officers. Mr. Witteveen is a former director and executive officer. These individuals, either directly or indirectly, have the ability to elect all of the members of our Board of Directors and to control the outcome of all matters submitted to a vote of our stockholders. Our concentrated ownership may discourage acquisition bids for us that are not supported by our majority stockholders. This concentration of ownership could limit the price that investors might be willing to pay in the future for shares of our common stock.

We have relationships with and have entered into transactions with members of our management and affiliated entities that may involve inherent conflicts of interest.

Various relationships exist and various transactions have been entered into between or among us, on the one hand, and members of our management and affiliated entities, on the other hand. Some of these relationships and transactions may involve inherent conflicts of interest. (See Item 13, “Certain Relationships and Related Transactions” for more information.)

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

•	The maintenance standards observed by lessees;

•	The need for refurbishment;

•	Our ability to remarket equipment profitably;

•	The cost of comparable new equipment;

•	The cost to remanufacture chassis;

•	The availability of used equipment;

•	Rates of inflation;

•	Market conditions;

•	The costs of materials and labor; and

•	The obsolescence of the equipment.

Most of these factors are outside of our control. Operating leases, which represent the predominant form of lease in our portfolio, are subject to greater residual risk than direct finance leases.

Loss of our eligibility for tax benefits under the U.S.-Barbados tax treaty could increase our tax liability.

We currently receive tax benefits under an income tax convention between the United States and Barbados, the jurisdiction in which our subsidiary Interpool Limited which operates our container business, is incorporated. Specifically, under that income tax convention, any profits of Interpool Limited from leasing of containers used in international trade generally are taxable only in Barbados and not in the United States. At some future date the tax convention could be modified in a manner adverse to us or repealed in its entirety, or we might not continue to be eligible for these tax benefits.

As a company resident in Barbados, Interpool Limited is required to file tax returns in Barbados and pay any tax liability to Barbados. However, no Barbados tax returns have been prepared or filed for Interpool Limited for any period subsequent to its 1997 tax year, because such tax returns are required to be accompanied by audited financial statements for Interpool Limited, which are not available. We believe that the failure to file these returns has not resulted in any underpayment of taxes, interest or penalties (other than a nominal late filing penalty recently enacted in Barbados), because we believe that no Barbados taxes would have been due for the years for which returns have not been filed. We further believe that Interpool Limited’s failure to file these returns would not present any other material risk to Interpool. Nonetheless, we intend to have the necessary Interpool Limited financial statements prepared and audited as promptly as practicable so that Interpool Limited’s Barbados tax returns can be filed as required. We cannot be assured that our failure to file these returns would not adversely affect us.

Interpool Limited currently claims treaty benefits under the United States and Barbados income tax treaty (“Treaty”). The Treaty contains a limitation on benefits provision which denies treaty benefits under certain circumstances. However, Interpool Limited currently does not fall within the Treaty’s limitation on benefits provision.

On July 14, 2004, the United States and Barbados signed a protocol to the Treaty (“Protocol”) that contains a more restrictive limitation on benefits provision than the current Treaty does. If ratified, the Protocol might result in Interpool Limited losing its ability to rely on the Treaty to eliminate current U.S. income tax on its container rental and container sales income. This Protocol will not take effect until it is ratified by the United States Senate and the government of Barbados. It is currently uncertain whether the Senate will take action before it adjourns later in 2004. The Protocol is generally effective for taxable years commencing on or after the first of January in the year following the year the Protocol is ratified. Under the Protocol, Interpool Limited would only be eligible for Treaty benefits with respect to its container rental and sales income if, among other things, Interpool, Inc., is listed on a “recognized stock exchange” (generally, the NASDAQ system or an SEC registered exchange such as the New York Stock Exchange), and Interpool, Inc.’s stock is “primarily” and “regularly” traded on such exchange.

As described elsewhere in this report, our common stock is currently not listed on a “recognized stock exchange” within the meaning of the Protocol. Management anticipates that we will examine all of our options with regard to listing on a “recognized stock exchange” and anticipates applying for a listing once we are current with our SEC filings. However, even if we were to become listed on a “recognized stock exchange” as of the date the Protocol comes into effect, it is not clear whether we would satisfy the “primarily” and “regularly” traded requirement as defined within the Protocol. If we do not believe that we can satisfy this requirement, we will investigate alternatives to Interpool Limited being a resident in Barbados that will still entitle Interpool Limited to treaty benefits under another tax treaty with the U.S. Any such alternative would likely result in Interpool Limited being subject to a higher non-U.S. tax than the approximate 3% tax rate it currently enjoys in Barbados.

A substantial portion of our future cash flows will be needed to service our indebtedness. Also, because our debt has been downgraded recently, our cost of borrowing has increased and our access to future financing may be more limited.

Historically, we have made, and continue to make, use of indebtedness to finance our equipment leasing activities and for other general corporate purposes. As of December 31, 2003, our total outstanding indebtedness was approximately $1.6 billion. We anticipate that we will incur additional indebtedness in the future. We are required to dedicate a substantial portion of our cash flow to payments on our indebtedness, thereby reducing the amount of cash flow available to fund working capital, capital expenditures, including fleet growth, and other corporate requirements. Should our cash flow be insufficient to service our debt obligations, we would be required to seek additional funds to meet our obligations. Additional funds, if needed, might not be available to us or, if available, might not be made available on terms acceptable to us.

Our business is highly dependent upon the availability of capital. In particular, the growth of our fleet through new equipment purchases or acquisitions, as well as the refinancing of our existing debt, will require further debt or equity financings. There is no assurance that interest rates and advance rates on any future financings will be as attractive as those experienced in the past. If we raise additional funds by issuing equity securities, further dilution to the existing stockholders may result.

During October and November 2003, the ratings on our debt securities were downgraded by three major rating agencies, Standard & Poor’s, Fitch, and Moody’s, citing the resignation of our former President, continued delay in issuing audited restated financial statements for 2000 and 2001 and our audited financial statements for 2002 to be included in our 2002 Annual Report on Form 10-K, and the need to obtain waivers from our lenders to avoid technical defaults under our loan agreements associated with the financial statement delays. Our debt securities were again downgraded by all three rating agencies following our press release on December 29, 2003, that indicated that release of our 2000, 2001 and 2002 financial statements and the filing of our 2002 Annual Report on Form 10-K would again be delayed. Our Annual Report was subsequently filed on January 9, 2004. On January 27, 2004, Moody’s again downgraded our debt securities citing continued uncertainty associated with the delayed release of our financial information for 2003. We have been advised that Moody’s also reduced the “shadow rating” of our chassis securitization. We have been advised by the participants in this securitization that they will waive any early amortization event or default associated with the downgrade of the “shadow ratings” on a periodic basis, and such participants have given such a waiver through January 1, 2005. We have been advised by the provider of the insurance “wrap” portion of the chassis securitization that, as a result of the downgrade of the shadow rating, we are liable to indemnify it for certain of its increased capital charge costs, which it has estimated at approximately $0.6 million per month beginning June 20, 2004 and continuing until we are notified by the wrap provider that our “shadow rating” has improved sufficiently. The additional cost per month will be reduced on a pro-rata basis as the outstanding obligations are repaid. We have disputed whether any such indemnification obligation exists under the terms of our agreement with the “wrap” provider. This matter is currently under negotiation. There can be no assurance that we will prevail in this matter, nor can we estimate the likelihood or timing of any potential future shadow rating upgrade. There also can be no assurance that the waiver described above will continue to be granted or extended. Should such waiver not be granted or extended beyond January 1, 2005, the unfavorable impact on our near-term liquidity would likely be significant. Such downgrades may also have a negative effect on our ability to access the capital markets in the future as well as on our interest cost.

Increases in interest rates may increase our debt service obligations and adversely affect our liquidity.

A substantial portion of our borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates rise, our debt service obligations would increase. A significant rise in interest rates could have a material adverse effect on our liquidity in future periods. For further discussion on interest rate risk see Item 7A.

The price of our common stock may fluctuate.

The market price for our common stock has fluctuated in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include:

•	Announcements of developments related to our business;

•	Fluctuations in our quarterly results of operations;

•	Whether the common stock is listed on a national securities exchange;

•	Sales of substantial amounts of our shares into the marketplace;

•	General conditions in our industry or the worldwide economy;

•	A shortfall in revenues or earnings compared to securities analysts' expectations;

•	Changes in analysts' recommendations or projections;

•	Announcements of new acquisitions; and

•	An outbreak of war or hostilities.

The current market price of our common stock may not be indicative of future market prices.

Our common stock and other publicly traded securities are not currently listed on any securities exchange.

On December 29, 2003, the New York Stock Exchange (the “Exchange”) suspended trading in our common stock and other listed securities and the staff of the Exchange informed us that they had recommended that delisting procedures be commenced. The Exchange stated that this action was taken because of the overall uncertainty surrounding our previously announced restatement of our 2001 and 2000 results and the continued delay in the completion of our current financial statement filing requirements. Our 2002 Form 10-K, which reflected the restated results, was filed on January 9, 2004. We appealed the decision and recommendation of the staff of the Exchange, and a hearing before a Committee of the Board of Directors of the Exchange was held March 10, 2004. Following this hearing, the Committee determined to affirm the staff’s recommendation and to delist our common stock and other listed securities. The delisting became effective during early April 2004. We intend to examine all of our options with regard to listing, and anticipate re-applying for a listing on the Exchange once we are current with our SEC filings later this year. Since the suspension of trading on the Exchange took effect on December 29, 2003, our common stock has been traded on the over-the-counter market under the symbol IPLI.

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

Website Access

Our website address is www.interpool.com. You may obtain free electronic copies of our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports under the heading “Financial Information.” These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC.

ITEM 2.	PROPERTIES

We purchased our main office building located at 211 College Road East, Princeton, NJ in 2002. We use approximately 77% of this 39,000 square foot building. The remainder is leased to third parties. We also own approximately 18,000 square feet of condominium office space located on the 27th floor at 633 Third Avenue, New York, NY 10017 that serves as our New York office. All of our other commercial office space is leased.

ITEM 3.	LEGAL PROCEEDINGS

Following our announcement in July 2003 that our Audit Committee had commissioned an internal investigation by special counsel into our accounting, we were notified that the SEC had opened an informal investigation of Interpool. As we anticipated, this investigation was subsequently converted to a formal investigation and remains pending as of the date this Form 10-K was filed with the SEC. The New York office of the SEC received a copy of the written report of the internal investigation and has received documents and information from us, our Audit Committee and certain other parties pursuant to SEC subpoenas. We were advised that the United States Attorney’s office for the District of New Jersey received a copy of the written report of the internal investigation and opened a parallel investigation focusing on certain matters described in the report by the Audit Committee’s special counsel. We were informed that Interpool is neither a subject nor a target of the investigation by the U.S. Attorney’s office. We are cooperating fully with both of these investigations.

In February and March 2004, several lawsuits were filed in the United States District Court for the District of New Jersey, by purchasers of our common stock naming us and certain of our present and former executive officers and directors as defendants. The complaints alleged violations of the federal securities laws relating to our reported Consolidated Financial Statements for the years ended December 31, 2000 and 2001 and the nine months ended September 30, 2002, which we announced in March 2003 would require restatement. Each of the complaints purported to be a class action brought on behalf of persons who purchased our securities during a specified period. The lawsuits which seek unspecified amounts of compensatory damages and costs and expenses, including legal fees, have been consolidated in a single action, with lead plaintiffs and lead counsel being appointed. We intend to vigorously defend these lawsuits but are unable at this time to ascertain the impact these lawsuits may have on our financial position or results of operations.

We are engaged in various other legal proceedings from time to time incidental to the conduct of our business. Such proceedings may relate to claims arising out of chassis accidents that occur from time to time which involve death and injury to persons and damage to property. Accordingly, we require all of our lessees to indemnify us against any losses arising out of such accidents while the chassis are on-hire to the lessees. In addition, lessees are generally required to maintain a minimum of $2 million in general liability insurance coverage which is standard in the industry. In addition, we maintain a back-up general liability policy of $200 million, in the event that the above lessee coverage is insufficient. While we believe that such coverage should be adequate to cover current claims, there can be no guarantee that future claims will not exceed such amounts. Nevertheless, we believe that no such current asserted or unasserted claims of which we are aware will have a material adverse effect on our financial condition or results of operations and that we are adequately insured against such claims.

Settled insurance litigation

In February 2001, we demanded return of all our equipment on lease to a significant customer based in South Korea. The lessee subsequently commenced insolvency proceedings and did not return our equipment. At the time of this insolvency, we maintained insurance coverage against such lessee defaults, and we submitted a claim to our insurance carriers seeking to recover the value of the receivables owed by the customer (to the extent covered by the insurance policies). Our claim included per diem rental charges for up to one hundred and eighty days after the default date for equipment not returned by the lessee as well as loss, damage and recovery costs relating to the equipment on lease that were also billable to the lessee in accordance with the lease. The maximum insurance coverage related to this claim was $35 million. As of December 31, 2003, the outstanding receivable recorded from the insurance related to this claim was $20.5 million.

On December 26, 2002, our insurance underwriters commenced a declaratory judgment action against us in the United States District Court for the Southern District of New York seeking rescission of our customer default insurance coverage or, in the alternative, a declaration that the premiums paid by us for this insurance were inadequate (the “Default Insurance Litigation”). The insurance underwriters’ primary contention was that we did not fully disclose to them all material information concerning our South Korean lessee. The underwriters also disputed the timing of our notifications to them of this loss and the amount of the loss. We filed a response to this complaint, which included counterclaims for payment of our claim under the policies and defenses to the arguments asserted by the insurance underwriters.

After completing discovery, each side filed a motion for summary judgment with the court and responses to the other side’s motion for summary judgment. In an attempt to avoid the time, expense and uncertainty inherent in continued litigation, the parties agreed to appoint a private mediator to try to negotiate a settlement of the dispute. Mediation began in April 2004, with the court deferring decision on the summary judgment motions pending the outcome of the mediation.

The mediator was successful in his negotiations and on June 17, 2004, we signed an agreement settling the Default Insurance Litigation. Under the terms of the settlement agreement we received total cash payments of $26.4 million in June and July 2004 from the insurance underwriters, and the insurance underwriters’ release from all claims asserted by them in the Default Insurance Litigation. In return, we released the insurance underwriters from all of our counterclaims asserted in that litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Until December 26, 2003, our common stock was traded on the New York Stock Exchange under the symbol “IPX”. Effective December 29, 2003, due to the delay in filing our 2002 Annual Report on Form 10-K with the Securities and Exchange Commission, our common stock and other listed securities were suspended from trading on the New York Stock Exchange, and delisting proceedings were commenced. Although we filed our 2002 Form 10-K on January 9, 2004 and appealed the suspension, our listed securities were delisted in April 2004. Since this suspension took effect, our common stock has been traded on the over-the-counter market under the symbol IPLI. The following table sets forth for the periods indicated commencing on January 1, 2001, the high and low closing sale prices for our common stock. All share and per share data have been rounded to the nearest cent.

                                                             HIGH          LOW
                                                             ----          ---
   Calendar Year 2001
     First Quarter.....................................      $18.44       $12.56
     Second Quarter....................................       17.00        13.55
     Third Quarter.....................................       19.45        14.60
     Fourth Quarter....................................       19.25        11.65
   Calendar Year 2002
     First Quarter.....................................      $19.90       $14.61
     Second Quarter....................................       24.02        17.26
     Third Quarter.....................................       18.96        12.02
     Fourth Quarter....................................       17.32        11.49
   Calendar Year 2003
     First Quarter.....................................      $16.83       $13.14
     Second Quarter....................................       18.60        13.88
     Third Quarter.....................................       18.55        15.50
     Fourth Quarter....................................       19.40        12.00*
*	The low closing price for the fourth quarter of 2003 was obtained from the over-the-counter Market due to the suspension of trading of our common stock on the New York Stock Exchange on
December 29, 2003.

As of July 30, 2004, there were approximately 81 stockholders of record of our common stock. On July 30, 2004, the last reported sale price of our common stock on the over-the-counter market was $18.25 per share.

We paid a quarterly dividend of $0.0625 per share on our common stock in January, April, July and October of 2003 and January, April and July 2004. We paid a quarterly dividend of $0.055 per share on our common stock in January, April, July and October of 2002 and a quarterly dividend in the amount of $0.05 per share on our common stock in July and October 2001. Prior to July 1, 2001, we had paid a quarterly dividend of $0.0375 per share on our common stock for the prior 17 quarters. In connection with our delayed SEC filings and the receipt of waivers from our lenders necessitated by the delayed filings, the members of our Board of Directors and certain of their affiliates who own shares of our common stock have agreed to defer their receipt of any dividend payments, including those we may declare in the future, until we are in compliance with all SEC filing requirements. As of July 15, 2004, recorded dividend payments in the amount of $2,616,206 have been deferred.

The Board of Directors has instituted a dividend reinvestment plan, which went into effect at the end of 2001. The plan is non-dilutive; shares required for the plan are acquired on the open market by an independent third party plan administrator and not through the issuance of additional shares by us.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data, for the periods and at the dates indicated. This information should be read in conjunction with our historical consolidated financial statements included in this Annual Report on Form 10-K and the notes thereto.

                                                                  SELECTED FINANCIAL DATA
                                                          (in thousands, except per share amounts)

                                                                     YEAR ENDED DECEMBER 31, (1)
                                                     2003      2002 (2)(4)       2001        2000 (3)        1999
                                                     ----      ----------        ----        -------         ----
INCOME STATEMENT DATA:

Revenues                                           $375,627       $326,555     $338,718       $287,553      $216,063

Income before cumulative effect of
change in accounting principle                      $41,190         $4,389      $28,104        $44,040       $23,271

Income per share before change
in accounting principle:

Basic                                                 $1.51          $0.16        $1.03          $1.61        $0.84
                                                      =====          =====        =====          =====        =====

Diluted                                               $1.42          $0.15        $0.97          $1.61        $0.82
                                                      =====          =====        =====          =====        =====

Weighted average shares outstanding:

Basic                                                 27,365        27,360        27,417        27,421        27,571

Diluted                                               30,396        29,202        28,973        27,426        28,234

Cash dividends declared per common share:              $0.25       $0.2275       $0.1925         $0.15         $0.15

                                                      2003          2002          2001          2000          1999
                                                      ----          ----          ----          ----          ----
BALANCE SHEET DATA:

Cash and cash equivalents                            $141,019      $170,613      $103,760      $157,224      $207,853

Net investment in direct financing leases            $426,815      $334,129      $275,372      $213,180      $185,350

Leasing equipment, net                             $1,635,893    $1,556,816    $1,334,787    $1,230,214      $846,342

Total assets                                       $2,372,213    $2,241,121    $1,922,229    $2,203,767    $1,442,069

Debt and capital lease obligations                 $1,640,687    $1,597,211    $1,354,680    $1,631,985      $998,228

Stockholders' equity                                 $382,837      $336,193      $351,269      $340,519      $299,411
(1)	As a result of adopting Statement of Financial Accounting Standards No. 145 ("SFAS 145") extraordinary gains related to the retirement of debt for all years presented have been reclassified into operating income on a pretax basis. Income before cumulative effect of change in accounting principle include net of tax amounts of $558, $840 and $740 for years ended December 31, 2001, 2000 and 1999, respectively.

(2)	Effective June 27, 2002, our financial statements include CAI as a consolidated subsidiary. (See Note 12 to the Consolidated Financial Statements.)

(3)	The 2000 income statement data excludes $660 resulting from the cumulative effect of change in accounting principle. The 2000 results include earnings from the assets acquired from Transamerica ("TA"), which we acquired on October 24, 2000, with an effective date of October 1, 2000. The 2000 results include only the chassis acquired from TA as the rail trailers and domestic containers were identified as assets held for sale at the time of purchase.

(4)	Certain reclassifications have been made to the 2002 amounts in order to conform to the 2003 presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our historical financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this report. (Unless otherwise indicated, all fleet statistics including the size of the fleet, utilization of the leasing equipment or the rental rates per day that are set forth in this Annual Report on Form 10-K exclude the information of our 50%-owned consolidated subsidiary CAI. This exclusion of information relative to CAI, unless indicated otherwise, provides a focus on the drivers which are critical to our core business.)

The information in this Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Company with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included in this report, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Restatement of Prior Consolidated Financial Statements

Our Form 10-K for the year ended December 31, 2002 was filed in January 2004 and contained, among other things, restated consolidated financial statements for the years ended December 31, 2001 and 2000 and the first three quarters of 2002. For additional information regarding this restatement, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2002 Form 10-K.

In preparation for the 2003 audit, we determined that the previously reported quarterly results for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 required restatement. For additional information regarding this restatement, see Note 19 to the Consolidated Financial Statements.

Reclassifications

Certain reclassifications have been made to the 2002 amounts in order to conform to the 2003 presentation.

General

Interpool is one of the world’s leading suppliers of equipment and services to the transportation industry. We believe we are the world’s largest lessor of intermodal container chassis and a world-leading lessor of international dry freight standard containers used in international trade.

Our primary sources of revenues are rental income derived from operating leases and income earned on direct financing leases. We generate revenues through leasing transportation equipment, primarily intermodal container chassis and intermodal dry freight standard containers. Operating lease equipment (operating leases) and direct financing leases are the two major asset types that generate this revenue. In the case of operating lease equipment, we retain the substantive risks and rewards of equipment ownership. In the case of direct financing leases, the lessee generally has the substantive risks and rewards of equipment ownership and the right to purchase the equipment at the end of the lease term. This revenue is supplemented by other sources of revenue such as fee income earned under equipment management agreements. Revenue derived from an operating lease generally consists of the monthly lease payments from the customer. For direct financing leases, the lessee’s payment is segregated into principal and interest components much like a loan. The interest component, calculated using the effective interest method over the term of the lease, is recognized by us as revenue. The principal component of the direct finance lease payment is reflected as a reduction to the net investment in the direct finance lease.

Our mix of operating and direct finance leases is a function of customer preference and demand and our success in meeting those customer requirements. An operating lease, during its initial lease term, will generally be more profitable than a direct finance lease, primarily due to the return of principal inherent in a direct finance lease. However, after the initial term (and any renewal) of an operating lease expires, the operating lease will have redeployment costs and related risks that are avoided under a direct finance lease. In evaluating the revenue performance of our operating lease portfolio, the primary factors considered are utilization and daily rental rates.

During 2003, our revenues increased due to strong demand for equipment, resulting in a favorable increase in utilization rates for our containers and chassis as compared to the prior year. Our increased fleet size for containers and chassis as compared to the prior year also contributed favorably to revenue. We have continued to experience revenue increases and high utilization of equipment, both in our chassis and container business segments, during the first half of 2004. Utilization of our container fleet was at 99% at both December 31, 2003 and June 30, 2004, and chassis utilization was at 96% at December 31, 2003 and 97% at June 30, 2004.

Although daily rental rates for our operating lease container fleet remained relatively flat during 2003, container daily lease rates have been rising during the first half of 2004 due to the increased demand for equipment as well as the impact of recent steel shortages. The steel shortage in the first half of 2004 has driven the cost of new containers 40% higher than in 2003, with corresponding increases in daily lease rates for newly manufactured containers. In some cases the steel shortages have become so acute that production was slowed. The backlogged demand and higher manufacturing costs have propelled leasing of used containers.

Chassis lease rates have been driven more by the cost of new chassis than by recent increases in demand. There are both positive and negative factors influencing production costs. A recent shift in the manufacturing base, toward more production in China -- which has lower labor and overhead costs (but higher delivery costs) -- has lowered chassis prices. At the same time, the steel shortage has created upward pressure on chassis prices. Overall, production costs have decreased slightly, with a similar decrease in new equipment lease rates. Used chassis lease rates have been heavily competitive during 2003 and early 2004, but as inventories around the country have become depleted, we are now beginning to see upward pressure on chassis lease rates.

We anticipate that our customers’ demand for chassis and containers will continue to be strong well into 2005. This projection is supported by the fact that all major shipyards are reporting full order books through the end of 2006. Even after an allowance of 1% for scrapping, the world container ship fleet is expected to increase by 10.8% in 2004, 11.3% in 2005 and 11.6% in 2006 as reported in the May 2004 edition of Containerisation International. In April 2004 alone, 48 new container ships were ordered with a capacity of 218,000 TEU. As of May 1, 2004, the total order book exceeded 800 ships with a total capacity of 3.2 million TEU, or approximately 47% of the current world fleet.

We believe a number of factors have contributed to the strong demand for equipment we have seen since early 2003. From 2001 to 2002, according to the Container International Yearbook 2004, global containerized traffic increased by over 9%, from 243.8 million TEU in 2001 to 266.3 million TEU in 2002, fueling demand for transportation equipment generally. In addition, as mentioned above, several major shipping lines have announced plans to bring new very large 8,000-9,000 TEU ships to the West Coast of the United States of America in the fall of 2004. When ships of this size are unloaded, they require the use of a large number of chassis to move the containers to local railroad terminals or their final destinations. These chassis, once loaded, may not be able to return to the port before the next ship rotation arrives, thus requiring additional concentrations of chassis at major ports. These larger vessels will also require additional containers to support them. During 2004, we have been supplying chassis and containers to several shipping lines in preparation for the arrival of these ships. Demand for chassis has also been affected by the inability of large, fully loaded ships to pass through the Panama Canal. These ships typically discharge their cargo on the West Coast, with the cargo being moved by “land bridges”, by truck and rail inland and across the country, using chassis at various stages during this process. At the same time, the demand for chassis, along with increased congestion at many of the rail and marine facilities around the country, have fueled an increase in the sharing of chassis (chassis pooling) among shipping lines. Our PoolStat chassis management service has experienced an increased interest in chassis sharing among shipping lines, as well as use of our own Trac Lease chassis pools at railroads and marine terminals. As of June 30, 2004, our chassis pools operating at railroad terminals were at record utilization levels.

Although our chassis and container fleet (including units on hire as direct financing leases) increased in size by 2% and 9%, respectively, from 2002 to 2003, we were not able to take full advantage of the strong customer demand for containers and chassis during 2003 and the first half of 2004, because the restatement of our financial statements for the years ended December 31, 2000 and 2001 and the first three quarters of 2002 and the related investigations by our audit committee and the SEC, and the resulting delays in completion of our financial statements and SEC filings, adversely affected our ability to obtain the financing necessary for us to purchase equipment for lease to customers. We requested and received necessary waivers from our financial institutions with respect to our financial restatement and the delays in completing our financial statements. Since January 9, 2004, the date of our filing with the SEC of our Annual Report on Form 10-K for the year ended December 31, 2002, we have successfully completed over $111.2 million of new financings, the proceeds of which have been used primarily to acquire new equipment and to satisfy payment obligations to manufacturers for equipment delivered and placed into service in our fleet during 2003. However, the reduced availability of financing, combined with the requirement to maintain certain levels of unrestricted cash until the delayed financial filings are completed, have continued to limit the amount of new business we have written with our customers during the first half of 2004. In addition, our cost of financing during 2004 has been higher than we experienced in 2002 and early 2003, due to higher interest rates in general and increased borrowing costs resulting from the lowering of our credit ratings over the past year. For the year ended December 31, 2003, the average interest rate on our outstanding debt (including the outstanding debt of CAI) was 6.0%, lower than the 6.6% for 2002. This decrease is primarily the result of reduced interest rates, as well as a decrease in interest costs related to swaps on our revolving credit facility which matured in October 2002. We are currently in negotiations with a number of potential lenders with regard to additional financings to support business growth and to refinance certain existing debt facilities, and expect that several of these will be completed during the second half of 2004.

As of December 31, 2003, we had a total of $1,864.6 million in contractual obligations and commercial commitments outstanding, primarily for amounts due to equipment manufacturers, debt and capital lease obligations, operating lease obligations, and purchases of leasing equipment. Our obligations to the equipment manufacturers included in accounts payable and accrued expenses were paid in full during the first half of 2004, and we are current with regard to all other payment obligations. Based on our existing cash balances, current negotiations with a number of prospective lenders, and our financial projections of operating cash flow for the future, we believe that we will have sufficient liquidity to grow our portfolio while meeting our obligations and commitments as they become due.

Other than interest expense, our primary expenses are lease operating and administrative expenses, which include operating costs such as maintenance and repair expense, as well as other ownership costs such as storage and positioning expense. Our lessees are generally responsible for lease operating expenses during the term of their lease. Our administrative expenses are primarily employee related costs such as salary expense, costs of employee benefits and travel and entertainment costs, as well as expenses incurred for outside services such as legal, consulting and audit related fees. During 2003, lease operating expenses as a percentage of revenues were 22.7%, down slightly from 23.1% during 2002. Administrative expenses as a percentage of revenues increased from 8.5% during 2002 to 13.1% during 2003, primarily due to $20.2 million in costs associated with our financial restatement and the related investigations as described previously. Without those costs, administrative expenses as a percentage of revenues would have declined to 7.7% during 2003. However, the additional personnel and systems enhancements we are adding to improve our internal controls, as well as additional procedures being implemented to comply with Sarbanes-Oxley requirements, will add incremental administrative expenses in future periods. In addition to lease operating and administrative expenses, we also incur depreciation expense on our operating lease equipment as described in more detail in Note 1 to the Consolidated Financial Statements.

As described above, our lease operating and administrative expenses were negatively impacted during 2003 as a result of costs associated with our financial restatement. During 2003 and continuing for the first seven months of 2004, we incurred significant costs related to the investigations by our audit committee and the SEC, separation agreements with our former Chief Financial Officer and our former President, legal representation for the Company as well as our officers, directors and employees, the payment of fees in order to obtain necessary waivers from our financial institutions and, during 2004, the proceedings before The New York Stock Exchange to delist our securities. We will continue to incur additional costs in the second half of 2004 relating to the formal investigation by the SEC, additional legal representation for the Company and our officers, directors and employees, and possibly for bank fees should additional waivers be required.

Non-performing receivables totaled $12.8 million at the end of 2003 compared with $11.1 million at the end of 2002. Reserves of $11.9 million and $9.5 million, respectively, have been established against these non-performing receivables. During 2003, receivable write-offs net of recoveries totaled $1.9 million as compared with $2.4 million for 2002.

Our net income per share for 2003 was $1.42 on a fully diluted basis. This compared favorably with $0.15 per share during 2002 and $0.97 per share during 2001. Return on average shareholders’ equity was 11.5% during 2003 compared with 1.3% during 2002 and 8.1% during 2001.

We conduct business with shipping line customers throughout the world and are therefore subject to the risks of operating in disparate political and economic conditions. Offsetting this risk is the worldwide nature of the shipping business and the ability of our shipping line customers to shift their operations from areas of unfavorable political and/or economic conditions to more promising areas. Approximately 98% of our revenues are billed and paid in U.S. dollars. We believe these factors substantially mitigate foreign currency rate risks.

Our container leasing operations are conducted through our subsidiary, Interpool Limited, a Barbados corporation. Our effective tax rate benefits substantially from the application of an income tax convention, pursuant to which the profits of Interpool Limited from international container leasing operations are exempt from federal taxation in the United States. As discussed below, these profits are subject to Barbados tax at rates that are significantly lower than the applicable rates in the United States. For further information regarding the United States and Barbados Tax Treaty and the July 2004 Protocol to this Treaty, see Critical Accounting Polices and Estimates section within Item 7.

Since June 27, 2002, our Consolidated Financial Statements include our 50% owned subsidiary, CAI, which concentrates on short term container leasing, as a consolidated subsidiary of Interpool. Previously, CAI was accounted for under the equity method of accounting. Transactions between the Company and CAI have been eliminated in consolidation.

The sections that follow analyze our results of operations by financial statement caption and provide a more detailed discussion of our performance for the years ended December 31, 2003 and 2002 as compared to the prior year period.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues. Our revenues increased to $375.6 million for the year ended December 31, 2003, from $326.6 million in the year ended December 31, 2002, an increase of $49.0 million or 15%. The increase was partially attributable to $17.1 million of incremental leasing revenues as a result of consolidating the activities of CAI for a full year in 2003 as compared to approximately six months in 2002. In addition, container and chassis operating lease revenues increased $22.4 million and finance lease revenues increased $10.1 million, partially offset by reduced operating lease revenues of $0.6 million contributed by Microtech (which is currently being liquidated) as compared to the prior year period. The incremental container and chassis operating lease revenues are primarily due to our container and chassis operating lease fleets which increased in size by 11% and 5%, respectively, and an increase in the utilization rates for our containers and chassis, as compared to the prior year period. The daily rental rates for containers and chassis were relatively flat as compared to the prior year period. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire. Under this method, utilization rates of our container fleet and our domestic intermodal chassis operating fleet at December 31, 2003 were 99% and 96%, respectively, as compared to 98% and 93%, respectively, at December 31, 2002. The utilization rates of our container fleet, considering CAI's actual utilization rates for our containers managed by CAI, were 94% and 92% at December 31, 2003 and 2002, respectively.

Lease Operating and Administrative Expenses. Our lease operating and administrative expenses increased to $134.9 million for the year ended December 31, 2003 from $103.4 million in the year ended December 31, 2002, an increase of $31.5 million or 30.5%.

The increase was primarily due to:

•	An increase in legal fees of $11.6 million primarily as a result of the restatement of our 2001 and 2000 annual financial results and the financial results of the first three quarters of 2002, as well as legal fees incurred as a result of the Audit Committee and SEC investigations.

•	An increase of $9.3 million resulting from the consolidation of the activities of CAI for the full year in 2003 compared to approximately six months in the prior year.

•	An increase in salary expense of $5.9 million due to recording of substantially all costs related to separation agreements with our former Chief Financial Officer who resigned in July 2003 and our former President who resigned in October 2003. In addition, salary expense increased by $1.5 million as a result of an increase in headcount and other employee related costs.

•	An increase in maintenance and repair costs of $3.9 million primarily due to the refurbishment of chassis for use within the chassis product line and a reduction in billable repairs as compared to the prior year period.

•	An increase in audit expenses of $4.3 million primarily as a result of the restatement of our 2001 and 2000 annual financial results and the financial results of the first three quarters of 2002.

•	An increase in insurance expense of $0.8 million primarily due to premiums for insurance coverage against customer insolvency and related equipment losses. The premium rates and deductibles for this type of insurance have increased as a result of higher claim experience by the Company and others within the industry.

•	A decrease in storage costs of $6.4 million primarily due to increased utilization, as well as a reduction in storage related expenses as we sold equipment recovered from a customer in default.

We will continue to incur additional costs in 2004 related to the formal investigation of our activities by the SEC, our proceedings before the New York Stock Exchange, additional legal representation for the Company and our officers, directors and employees and for certain bank fees in order to obtain additional waiver extensions related to our delayed filings. The costs incurred during 2003 and the estimated costs incurred in the first quarter of 2004 are as follows:

                                            Three Months
                                               Ended                Year Ended
                                              March 31,            December 31,
(Dollars in millions):                         2004                   2003
---------------------                          ----                   ----
Audit fees for the reaudits
  and restatements                             $0.5                   $3.6
Cost of investigations                          0.1                    5.9
Legal and consulting fees                       1.6                    3.2
Separation agreements                           ---                    5.9
Bank waiver fees                                2.1                    1.6
                                                ---                    ---
Amounts before tax                             $4.3                  $20.2
                                               ====                  =====

Amounts net of tax                             $3.0                  $12.9
                                               ====                  =====

Provision for Doubtful Accounts. Our provision for doubtful accounts decreased to $4.2 million for the year ended December 31, 2003 from $7.8 million for the year ended December 31, 2002. The decrease was primarily attributable to reduced provisions for Microtech ($2.0 million) and additional provisions for specific customers which became part of our non-performing receivables during 2002. During 2003, our non-performing receivables increased $1.7 million ($12.8 million at December 31, 2003 and $11.1 million at December 31, 2002). As of December 31, 2003 and 2002, our non-performing receivables, net of applicable reserves, were 1.27% and 2.54%, respectively, of accounts receivable, net. Our provision for doubtful accounts is provided based upon a quarterly review of the receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of finance lease receivables. (See Note 3 to the Consolidated Financial Statements.)

Fair Value Adjustment for Derivative Instruments. Our non-cash fair value adjustment for derivative instruments income amounted to $0.8 million for the year ended December 31, 2003 as compared to expense of $5.5 million in the year ended December 31, 2002, a change of $6.3 million. This change is primarily related to the change in the fair market value of interest rate swaps accounted for as free standing derivatives.

Depreciation and Amortization of Leasing Equipment. Our depreciation and amortization expenses decreased to $91.6 million for the year ended December 31, 2003, from $93.5 million for the year ended December 31, 2002, a decrease of $1.9 million or 2%.

While our operating fleet grew, the related increase in depreciation was offset by the following:

•	A decrease related to the write-off of $7.5 million during the year ended December 31, 2002, representing the book value of the unrecovered equipment from a lease customer in default. No similar write off was recorded in 2003.

•	A depreciation reduction of $2.3 million and $0.2 million for chassis and containers, respectively, due to the change to our estimated useful lives which was effective April 1, 2002. For further discussion of leasing equipment see Note 1 to the Consolidated Financial Statements.

•	A $1.0 million decrease in impairment write-downs recorded in 2003 ($3.1 million) as compared to 2002 ($4.1 million) based on an evaluation of the carrying value of our long-lived assets.

•	An increase in depreciation expense of $7.7 million resulting from the consolidation of the activities of CAI for full year 2003, as opposed to approximately six months in 2002.

Losses for Investments Accounted for Under the Equity Method. The decrease in losses for investments accounted for under the equity method of $4.9 million during the year ended December 31, 2003 as compared to the prior year period resulted primarily from decreased equity method losses of CAI that we recorded through June 26, 2002, at which time CAI became our consolidated subsidiary. For the period from January 1, 2002 through June 26, 2002, our share of the equity losses of CAI was $4.0 million. In addition, for the year ended December 31, 2003, we recorded $1.7 million representing our share of equity losses as a result of certain other investments accounted for under the equity method of accounting, as compared to equity losses of $2.6 million for the year ended December 31, 2002.

Other (Income)/Expense, Net. We had other income of $5.1 million during the year ended December 31, 2003 compared to $1.1 million of other expense for the year ended December 30, 2002. The change of $6.2 million for the year ended December 31, 2003 was primarily due to:

•	The establishment of reserves during 2002 for our notes receivable from PCR ($4.0 million), which effectively reduced the carrying value of these notes to zero during 2002, and the establishment of a reserve for our guarantee of PCR debts due to third parties as well as other liquidation accruals which are our responsibility ($5.7 million).

•	Payments of $2.7 million made to PCR by a company controlled by certain of our officers and directors which were expensed during 2002.

•	The write-off in 2002 of Microtech’s $1.4 million of computer equipment related receivables from PCR which have been determined to be uncollectible.

•	A $2.9 million gain recorded in October, 2003 resulting from the consolidation of assets and liabilities of a special purpose entity (which no longer qualified for off-balance sheet treatment for accounting purposes) formed as part of our container lease securitization program. This gain resulted primarily from the favorable credit loss experience through September 30, 2003 on the underlying direct financing leases as compared to the assumed credit losses of 1.5%. See Note 8 to the Consolidated Financial Statements for further discussion of the accounting for this special purpose entity.

•	An increase in fee income of $0.7 million as a result of our acting as an agent and arranging a lease transaction between two parties during 2003.

•	Gains on equipment sales of $0.7 million during the year ended December 31, 2003 as compared to losses on equipment sales of $4.3 million during the prior year period. The change of $5.0 million resulted primarily from gains on equipment sales to third parties recognized by CAI which became a consolidated subsidiary on June 27, 2002, as well as losses on the sale of leasing equipment of $3.0 million resulting primarily from equipment recovered from a customer in default which generated losses during 2002.

•	In 2003 we recorded $0.5 million in insurance revenue, which resulted in the recovery of costs incurred, resulting from a policy covering losses realized on a defaulted loan as compared to $10.6 million recorded in 2002.

•	The sale of our Chicago property in 2002, which had been acquired as part of the acquisition of TA and resulted in a pre-tax gain of $4.8 million.

•	A reduction in gains on retirement of debt of $1.1 million as compared to the prior year period.

Interest Expense. Our interest expense decreased to $106.7 million in the year ended December 31, 2003 from $108.3 million in the year ended December 31, 2002, a decrease of $1.6 million or 1%. The decrease in interest expense was primarily attributable to reduced interest rates resulting in reduced interest expense of $10.2 million and a reduction in amortization of deferred financing fees of $2.6 million as compared to the prior year period. These decreases to interest expense were partially offset by increased borrowings to fund capital expenditures, resulting in incremental interest expense of $7.7 million, an increase in interest expense of $1.7 million related to CAI for a full year of expense in 2003 compared with approximately six months in 2002 and $1.7 million of bank fees in order to obtain waivers related to our delayed filings.

Interest Income. Our interest income decreased to $4.0 million in the year ended December 31, 2003 from $4.6 million in the year ended December 31, 2002, a decrease of $0.6 million or 13%. The decrease in interest income was primarily due to reduced earnings on invested cash balances due to lower interest rates, as well as a decline in invested cash balances.

Minority Interest Income/(Expense), Net. The change in minority interest income/(expense), net of $0.1 million for the year ended December 31, 2003 as compared to the prior year period resulted primarily from a decrease in minority interest income of $0.1 million as a result of the consolidation of CAI effective June 27, 2002.

Provision/(Benefit) for Income Taxes. We recorded an income tax provision of $3.3 million for the year ended December 31, 2003 as compared to a tax benefit of $1.4 million for the year ended December 31, 2002. This increase in the provision for income taxes was caused by an increase in pre-tax income of $41.5 million and the mix between pre-tax income and losses generated from international sources and United States sources. The international container division that is taxed at lower rates (approximately 3%) based upon the income tax convention between the United States and Barbados, contributed favorably to net income. The domestic intermodal division (including corporate activities) which is taxed at higher United States tax rates, experienced reduced losses during the year ended December 31, 2003, as compared to the prior year. Additionally, other provisions for deferred tax asset valuation allowances increased the tax provision by $1.2 million during the year ended December 31, 2003 while the provisions for deferred tax asset valuation allowances decreased tax benefits by $6.3 million for the year ended December 31, 2002.

Net Income. As a result of the factors described above, our net income increased to $41.2 million in the year ended December 31, 2003 from $4.4 million in the year ended December 31, 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues. Our revenues decreased to $326.6 million for the year ended December 31, 2002, from $338.7 million in the year ended December 31, 2001, a decrease of $12.1 million or 3.6%. The decrease was primarily attributable to our December 31, 2001 sale of PCR that resulted in reduced leasing revenues of $31.0 million, partially offset by $20.2 million of incremental leasing revenues as a result of consolidating CAI. In addition, operating lease revenues decreased $10.7 million, partially offset by increased finance lease revenues of $9.7 million. Although our container and chassis fleets increased in size by 14% and 7%, respectively as compared to the year ended December 31, 2001, the operating lease revenue declined due to reductions in the daily rental rates of 15% for containers and 9% for chassis. The decrease in container rates resulted from the termination of leases with higher rates that were written when the cost of equipment was higher than it is currently. These leases were replaced by leases with lower rates reflecting the current cost of equipment. Our chassis rates declined as a result of the acquisition, in December 2001, of 20,700 used chassis on hire at per diem rates lower than our existing fleet. In addition, a change to California law, which made the lessee of the equipment responsible for the payment of licensing costs, lowered the rates since these costs were previously recovered through per diem rates. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire. Under this method, utilization rates of our container fleet and our domestic intermodal chassis operating fleet at December 31, 2002 were 98% and 93%, respectively, as compared to 96% and 93%, respectively, at December 31, 2001. The utilization rates of our container fleet, considering CAI's actual utilization rates for our containers managed by CAI, were 92% and 89% at December 31, 2002 and 2001, respectively.

Lease Operating and Administrative Expenses. Our lease operating and administrative expenses decreased to $103.4 million for the year ended December 31, 2002 from $128.9 million in the year ended December 31, 2001, a decrease of $25.5 million or 19.8%.

The decrease was primarily due to:

•	A reduction of $27.8 million resulting from the sale of PCR as of December 31, 2001.

•	An increase of $12.0 million resulting from the consolidation of the activities of CAI.

•	A reduction in California licensing costs of $5.8 million due to a change in California law, which made the user of the equipment, not the lessor, responsible for the payment of the licensing fees. This reduction in expense has brought about a reduction in operating lease revenues since these licensing costs were previously recovered through increased rental rates.

•	An increase in storage costs of $3.4 million primarily due to the recovery of equipment from a customer in default and the increased size of our fleet.

•	An increase in maintenance and repair costs of $3.7 million primarily due to the refurbishment of chassis for use within the chassis product line.

•	A reduction in positioning and handling expense of $2.4 million primarily due to the recovery of equipment from a customer in default for which the majority of the recovery effort took place in 2001.

•	A reduction in insurance expense of $1.9 million primarily due to the termination for a portion of 2002 of insurance to cover losses from lessee insolvencies, bankruptcies and defaults.

•	A reduction in equipment rental expense of $1.9 million for equipment leased from The Ivy Group, an entity which is controlled by certain current and former officers and directors, for the period prior to July 1, 2001.

•	A reduction in California use taxes of $1.2 million related to the TA assets acquired in October 2000.

•	A decrease in salaries of $1.1 million primarily resulting from reduced headcount following the completion of the integration of the assets acquired from TA and the consolidation of the operations.

Provision for Doubtful Accounts. Our provision for doubtful accounts decreased to $7.8 million for the year ended December 31, 2002 from $9.0 million for the year ended December 31, 2001. The decrease was primarily attributable to $3.1 million of provisions in 2001 related to amounts billed to a lease customer that went into default which were no longer probable of collection from the lessee, partially offset by increased reserves for a specific customer which became part of our non-performing receivables during 2002. During 2002, we experienced an increase in our non-performing receivables of $5.1 million ($11.1 million at December 31, 2002 and $6.0 million at December 31, 2001). As of December 31, 2002 and 2001, our non-performing receivables, net of applicable reserves, were 2.54% and 5.96%, respectively, of accounts receivable, net. Our provision for doubtful accounts is provided based upon a quarterly review of the collectibility of our receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of finance lease receivables. (See Note 3 to the Consolidated Financial Statements.)

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

The increase was primarily due to additions to our fleet as well as:

•	An increase in depreciation expense of $8.7 million resulting from the consolidation of the activities of CAI.

•	Depreciation savings of $7.0 million and $.5 million due to the changes to our depreciation policy for chassis and containers, respectively. (See Note 1 to the Consolidated Financial Statements for further information regarding the depreciation policy changes for chassis and containers).

•	A decrease in depreciation expense of $6.0 million resulting from the sale of PCR as of December 31, 2001.

•	An impairment write-down of $2.2 million based on an evaluation on the carrying value of our long-lived assets.

•	An impairment write-down of $1.9 million for defective units supplied by a specific manufacturer for which the expenses are not recoverable due to the bankruptcy of the manufacturer.

•	A write-off of $7.5 million which represents the book value of the unrecovered equipment from a lease customer in default.

•	Reduced depreciation expense of $1.3 million as a result of our sale of rail trailers and domestic containers to Transport Intermodal Pool.

Losses for Investments Accounted for Under the Equity Method. The increase in losses for investments accounted for under the equity method of $5.8 million during the year ended December 31, 2002 as compared to the prior year period resulted primarily from increased equity method losses of CAI that we recorded through June 26, 2002, at which time CAI became our consolidated subsidiary. For the period from January 1, 2002 through June 26, 2002, our share of the equity losses of CAI was $4.0 million, as compared to equity losses of CAI of $.2 million for the year ended December 31, 2001. The increase in losses was primarily the result of CAI recording an impairment loss of $3.5 million related to equipment held for sale that was impaired, as well as a change in the container depreciation policy which resulted in an increase in CAI’s depreciation of $1.3 million. These two items increased losses we recorded by $1.6 million, net of CAI’s tax benefit. The remaining increase in losses resulted from reduced operating performance of the CAI fleet. In addition, for the year ended December 31, 2002, we recorded $2.6 million representing our share of equity losses as a result of certain other investments accounted for under the equity method of accounting, as compared to equity losses of $0.6 million for the year ended December 31, 2001.

Other (Income)/Expense, Net. We had other (income)/expense, net of $1.1 million during the year ended December 31, 2002 compared to $(9.8) million in 2001. The increase of $10.9 million from the year ended December 31, 2001 was due to:

•	The establishment of a reserve for our notes receivable from PCR ($4.0 million), which effectively reduced the carrying value of these notes to zero during 2002, and the establishment of a reserve for our guarantee of PCR debts due to third parties as well as other liquidation accruals which are our responsibility ($5.7 million).

•	The write-off of Microtech’s $1.4 million of computer equipment related receivables from PCR which have been determined to be uncollectible.

•	The sale of our Chicago property, which had been acquired as part of the acquisition of TA and resulted in a gain of $4.8 million recorded in the second quarter of 2002.

•	Additional losses of $3.0 million primarily resulting from the sale of leasing equipment recovered from a customer in default.

•	A $1.6 million increase for income recorded in 2002 ($10.6 million) over 2001 ($9.0 million) for costs incurred and losses realized on a defaulted lease that we expect to recover through our insurance policy.

•	Payments of $2.7 million made to PCR by a company controlled by certain of our officers and directors which were expensed.

•	Gain of $1.8 million on the sale of rail trailers and domestic containers previously owned by us to Transport Intermodal Pool during the three months ended March 31, 2001.

•	Fee income of $.5 million as a result of our acting as an agent and arranging a lease transaction between two parties.

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

Minority Interest (Income)/Expense, Net. The change in minority interest (income)/expense, net of $2.3 million for the year ended December 31, 2002 as compared to the prior year period resulted primarily from:

•	An increase in minority interest expense for dividends and distributions paid by Chassis Holdings I LLC (“Chassis Holdings”) of $3.2 million for the year ended December 31, 2002 as compared to $1.7 million in 2001. This increase for 2002 reflects a full year of operation for Chassis Holdings, a consolidated subsidiary which was formed on July 1, 2001.

•	A reduction in minority interest income of $2.1 million resulting from losses sustained by Microtech and PCR for the year ended December 31, 2001. During 2001, we acquired the remaining 24.5% ownership stake in Microtech, thereby increasing our ownership in Microtech to 100%. In addition, on December 31, 2001, we completed the contractual sale of its 51% ownership stake of PCR. As a result, neither PCR nor Microtech are included in minority interest (income)/expense, net for 2002.

•	An increase in minority interest income of $1.3 million as a result of the consolidation of CAI effective June 27, 2002.

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

We have usually funded a significant portion of the purchase price for new containers and chassis through borrowings under our revolving credit facility and other lines of credit, or through secured financings with financial institutions. While we successfully completed several financings during 2003 and the first seven months of 2004, including financings of approximately $44.5 million during December 2003 and $111.2 million during March, May and July 2004, our ability to borrow funds on terms as favorable as those available previously has been limited since March 31, 2003 because of the restatement to our historical financial statements and the related Audit Committee and SEC investigations, the delay in completing our audited 2002 financial statements and filing our Annual Report on Form 10-K for 2002 with the SEC, and the delay in completing our quarterly and annual financial statements for 2003 and filing our Quarterly and Annual Reports on Forms 10-Q and 10-K for 2003. These factors, coupled with the requirement to maintain certain levels of unrestricted cash until the delayed financial filings are completed, have affected the amount of business we have written with our customers. However, we are currently evaluating a number of secured financing proposals for growth and for refinancing existing facilities.

In addition, although we have in the past paid our equipment manufacturers, most of which are located in China, for our acquisitions of containers and chassis within normal trade terms (generally 60-90 days), we were generally not able to make payments on this schedule during the latter part of 2003 because of the limited availability of new financings. As a result, we negotiated extensions of these trade terms and obtained the approval of our manufacturers to defer our payment obligations to them. As of December 31, 2003, the total amount we owed to these manufacturers for equipment already delivered (most of which had been placed into service in our fleet) or committed to purchase was approximately $120.5 million. Of this amount, $54.6 million of such trade debt was represented by promissory notes we issued to these manufacturers during 2003. As of December 31, 2003, these obligations are included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets. All past due obligations to the manufacturers, including the promissory notes, were paid in March and April 2004.

Because our financial restatement and re-audits, as well as the completion of the internal investigations by special counsel to our Audit Committee, prevented the timely completion of our financial statements and Form 10-K for the year ended December 31, 2003 and our financial statements and SEC filings for 2004, we requested and received necessary waivers under our debt agreements. During February 2004, we provided our lenders with a revised schedule for completing and filing our financial statements and periodic SEC filings for 2003 and 2004, and requested that our lenders waive any default resulting from the late preparation and filing of our financial statements and required periodic reports contained in our loan documents and debt instruments until the respective dates set forth in the revised schedule. The revised dates provided to, and agreed by, our lenders are:

Statement 2003 – 10-K 2004 –First Quarter 10-Q 2004 – Second Quarter 10-Q 2004 – Third Quarter 10-Q	Revised Completion Date On or before August 31, 2004 On or before December 31, 2004 On or before December 31, 2004 On or before December 31, 2004

While we requested that our lenders and financial institutions waive compliance with the applicable reporting requirements until the respective dates shown in the table, we intend to complete and file our SEC reports earlier than these deadlines. We have received waivers from all of our lenders agreeing to the dates above.

As described below, in connection with the receipt of certain waivers, we agreed to certain modifications to the terms of several of our debt agreements, including in a few cases, the pledging of additional collateral and changes to amortization schedules. Several of the waivers we received from our financial institutions during 2003 and 2004 provide by their terms that the waiver is void if certain events occur, such as a declaration of default by one or more of our other lenders, or the commencement of civil or criminal proceedings against us or any adverse action by the SEC or the New York Stock Exchange, if such action has a material adverse effect upon our ability to perform our contractual obligations. Although we do not believe that any of these actions has occurred to date, there can be no assurance that they will not occur in the future. In the event any of our existing waivers ceased to be effective by its terms, we could be deemed to be in violation of the terms of the indebtedness to which the waiver relates. In this event, one or more of our lenders could exercise their right to declare us in default, accelerate the indebtedness owed to such lender and take other actions against us, such as attempting to exercise rights as a secured creditor with respect to any collateral. If any of these circumstances were to occur, we might not be able to meet our obligations to our lenders and other creditors and might not be able to prevent such parties from taking actions that could jeopardize our ability to continue to operate our business.

In connection with our delayed SEC filings and the receipt of waivers from our lenders necessitated by the delayed filings, beginning in January 2004, the members of our Board of Directors and certain of their affiliates who own shares of our common stock have agreed to defer their receipt of any dividend payments, including those we may declare in the future, until we are in compliance with all SEC filing requirements. As of July 15, 2004, recorded dividend payments in the amount of $2.6 million have been deferred.

Over the years, we have explored from time to time the possibility of raising capital or reducing our leverage through the issuance and sale of our equity securities. Although our financial restatement in 2003 prevented us from considering any such transactions, during 2004 we have had discussions with several parties (including certain holders of our existing debt securities) that have expressed interest in making or arranging investments in our equity securities. As of the date this Form 10-K is being filed, we have not entered into any agreement for any such transaction. There is no assurance that any such transaction will occur or, if a transaction occurs, what the terms thereof would be.

Cash Flow

Net cash provided by operating activities amounted to $145.0 million in 2003, $120.1 million in 2002 and $410.8 million in 2001. The increase in net cash provided by these activities in 2003 as compared to 2002 was primarily due to an increase in net income, as well as changes in operating assets and liabilities in the ordinary course of business. The decrease in net cash provided by operating activities in 2002 as compared to 2001 was primarily due to the cash flows generated during 2001 as a result of the sale of the assets classified as held for sale as of December 31, 2000 without a similar sale during the year ended December 31, 2002 and the decrease in net income.

Net cash used for investing activities amounted to $207.7 million in 2003, $176.4 million in 2002 and $247.7 million in 2001. In each year, investing activities consisted primarily of capital expenditures for leasing equipment, partially offset by cash collections on direct financing leases. The increase in net cash used in these activities in 2003 as compared to 2002 was primarily due to an increase in the acquisition of leasing equipment ($5.8 million) and an increase in the investment in direct financing leases ($45.2 million), partially offset by an increase in cash collections on direct financing leases ($18.1 million). The decrease in net cash used in these activities in 2002 as compared to 2001 was primarily due to a decrease in the acquisition of leasing equipment ($9.5 million) and a decrease in the investment in direct financing leases ($62.7 million).

Net cash provided by (used for) financing activities amounted to $33.0 million in 2003, $123.1 million in 2002 and ($216.5) million in 2001. In each year, financing activities consisted of proceeds from the issuance of debt and borrowings under revolving credit facilities, offset by payments made by the Company under its debt obligations. The decrease in net cash provided by these activities in 2003 as compared to 2002 was primarily due to a decrease in proceeds from the issuance of debt and borrowings under revolving credit facilities ($974.6 million) partially offset by a decrease in repayment of the Company’s debt obligations ($884.8 million). The change in net cash provided by financing activities in 2002 as compared to 2001 was primarily due to an increase in proceeds from the issuance of debt and borrowings under revolving credit facilities ($889.1 million) partially offset by an increase in repayment of the Company’s debt obligations ($549.4 million).

The following table sets forth certain historical cash flow information for the three years ended December 31, 2003.

                                                                              Year Ended December 31,

                                                                             2003         2002         2001
                                                                             ----         ----         ----
                                                                                 (Dollars in millions)
Net cash provided by operating activities                                     $145.0     $120.1       $410.8
Proceeds from disposition of leasing equipment                                  16.8       12.0         15.6
Acquisition of leasing equipment                                              (197.7)    (191.9)      (201.4)
Investment in direct financing leases                                         (109.3)     (64.1)      (126.8)
Net collections on direct finance leases                                        77.8       59.7         65.3
Net (payments) proceeds of issuance of long-term debt and capital lease obligations in excess of payment of long-term debt and capital lease
obligations                                                                      7.6      203.8        (91.0)

Contractual Obligations and Commercial Commitments

We and our subsidiaries are parties to various operating and capital leases and are obligated to make payments related to our long term borrowings. (See Notes 4 and 9 to the Consolidated Financial Statements.) We are also obligated under various commercial commitments, including obligations to our equipment manufacturers. In the past, our equipment manufacturer obligations have been in the form of conventional accounts payable and have been satisfied within normal trade terms which were satisfied from cash flow from operations and long-term financing. As described above, during the latter part of 2003, we were not able to pay our manufacturers and had a total of $120.5 million payable to them as of December 31, 2003, $54.6 million of which had been converted into promissory notes. As of December 31, 2003, these obligations are included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets. All past due obligations, including the promissory notes, to the manufacturers were paid in March and April 2004.

The following tables summarize our contractual obligations and commercial commitments at December 31, 2003.

                                                       Amounts Due by Period
                                                       (Dollars in millions)
                                          Less than 1
Contractual Obligations          Total       year        1-3 years      4-5 years   After 5 years
-----------------------          -----       ----        ---------      ---------   -------------
Long Term Debt                 $  910.8    $  154.2      $  422.4     $  265.8        $   68.4
Capital Lease Obligations         729.9        65.0         132.0        117.8           415.1
Operating Leases                   77.3        20.2          33.9         16.8             6.4
Unconditional Purchase
Obligations                       105.3        42.3          42.0         21.0            ---
Employment Agreements               8.8         2.0           2.1          2.3             2.4
Separation Agreements               4.2         1.6           2.2          0.4            ---
Obligations Related to PCR
Liquidation                         5.5         5.5          ---           ---            ---
                                    ---         ---          ---           ---            ---
Total Contractual Cash
Obligations                    $1,841.8      $290.8        $634.6       $424.1         $492.3
                               ========      ======        ======       ======         ======

                                              Amount of Commitment Expiration Per Period
                                 Total    ---------------------------------------------------
Other Commercial                Amounts    Less than 1
  Commitments                   Committed      year       1-3 years    4-5 years  Over 5 years
  -----------                   ---------      ----       ---------    ---------  ------------
Standby Letters of Credit          $ 6.0      $  ---      $6.0          $---        $---
Guarantees                          16.8         ---       ---           8.0         8.8
                                    ----       -----       ---           ---         ---
Total Commercial Commitments       $22.8      $  ---      $6.0          $8.0        $8.8
                                   =====      =======     ====          ====        ====

Debt and Capital Lease Obligations:

The following table summarizes our debt and capital lease obligations as of December 31, 2003 and 2002:

                                                                                    (Dollars in Millions)

                                                                          December 31, 2003      December 31, 2002
                                                                          -----------------      -----------------
Capital lease obligations payable in varying amounts through 2018              $325.2              $363.7

Chassis Securitization Facility, interest at 5.59% and 5.08% at
  December 31, 2003 and 2002, respectively

      Warehouse facility                                                         25.5               ---

      Debt obligation                                                            86.4               120.2

      Capital lease obligation                                                  404.7               410.5

Revolving credit facility, interest rate at 3.09% and 2.64% at
  December 31, 2003 and 2002, respectively                                      193.5               175.0

Revolving credit facility CAI, interest rate at 3.37% and 3.69% at
  December 31, 2003 and 2002, respectively                                       87.0                74.0

Container securitization facility, interest at 6.5% and 5.85% at
  December 31, 2003 and 2002, respectively                                       76.6                92.0

7.35% Notes due 2007 (unsecured)                                                147.0               147.0

7.20% Notes due 2007 (unsecured)                                                 62.8                62.8

9.25% Convertible redeemable subordinated debentures, mandatory
  redemption 2022 (unsecured)                                                    37.2                32.1

Notes and loans payable with various rates ranging from 1.89% to 7.90%
  and maturities from 2004 to 2010                                              194.8               119.9
                                                                                -----               -----

Total Debt and Capital Lease Obligations                                      1,640.7             1,597.2
                                                                              -------             -------
   Less Current Maturities                                                      219.2               161.4

Total Non-Current Debt and Capital Lease Obligations                         $1,421.5            $1,435.8
                                                                             ========            ========

Our debt consists of notes and loans and capital lease obligations with installments payable in varying amounts through 2022, with a weighted average interest rate of 6.0% in 2003. The principal amount of debt and capital lease obligations payable under fixed rate contracts is $491.3 million. Remaining debt and capital lease obligations of $1,149.4 million is payable under floating rate arrangements, of which $500.1 million has been converted to fixed rate debt through the use of interest rate swap agreements. At December 31, 2003, most of our debt and capital lease obligations are secured by a substantial portion of our leasing equipment, direct finance leases, and accounts receivable, except for $247.0 million of debt which is unsecured. For further information on the accounting treatment for interest rate swap contracts see Note 5 to the Consolidated Financial Statements.

Effective October 1, 2003, a customer elected to return a portion of the equipment covered by a direct financing lease which had been included in a qualified special purpose entity as part of the lease securitization program. The equipment was subsequently leased to another customer under the terms of an operating lease agreement. As such, the lease could no longer be considered a financial asset and the Securitization Trust entity could no longer be treated as an off-balance sheet qualified special purpose entity for accounting purposes. Therefore, effective October 1, 2003, we consolidated the assets and liabilities of this special purpose entity and recorded the remaining obligation of this special purpose entity amounting to $17.8 million as debt and capital lease obligations on the Consolidated Balance Sheets. At December 31, 2003, $13.3 million of this debt remains outstanding. See Note 8 to the Consolidated Financial Statements for further discussion regarding the change in accounting for this special purpose entity.

Debt Modifications: Throughout 2003, in connection with obtaining necessary waivers from lenders for late filing of our periodic reports with the SEC and the restatement of our past financial statements, we agreed to certain modifications to our existing debt agreements as follows:

•	Our container securitization facility was amended to relinquish our right to request additional advances under the facility and we agreed that all lease payments subsequently received under the facility would be used to reduce the indebtedness. In addition, we agreed to comply with several new covenants, consistent with those contained in the amendment to our revolving credit agreement, as described below.

•	In May 2003, we established a $200.0 million revolving warehouse facility within our chassis securitization facility and received funding from a $25.5 million debt obligation issuance. In July 2003 and October 2003, we agreed, among other things, to suspend our ability to incur additional funding under the warehouse facility until such time as the loan and guarantee parties have each agreed in their sole discretion to reinstate their funding commitments. The loan and guarantee parties are under no obligation to reinstate any commitments to the warehouse facility.

•	In July 2003 and October 2003, and January and February 2004, in connection with obtaining necessary amendments under the revolving credit facility due to the late filing of our periodic reports with the SEC and the restatement of our past financial statements, we agreed, among other things, to reduce advance rates under this revolving facility, to add several events of default, to increase the interest rate margin, and to maintain specified levels of unrestricted cash and cash equivalents until delinquent SEC filings are made. Specifically, we agreed to maintain unrestricted cash and cash equivalents of at least $71.0 million at all times and at least $80.0 million as of the last business day of each month, until our 2002 Form 10-K was filed. Our 2002 Form 10-K was filed on January 9, 2004. Subsequent to January 9, 2004, we were obligated to maintain unrestricted cash and cash equivalents of at least $60.0 million at all times and at least $67.5 million as of the last business day of the month until completion and filing of all delayed financial statements for 2003 and 2004. This minimum cash requirement was also adopted in the waivers of the container securitization and one other loan agreement. In conjunction with the waiver received during February 2004, we replaced our annual amortization payment with monthly amortization payments under our revolving credit facility beginning in March 2004. The related minimum cash requirement was subsequently reduced dollar-for-dollar with the amortization payments and, at June 30, 2004, amounts to $50.0 million. Beginning with the amortization payment due September 1, 2004, the minimum cash requirement will again be reduced dollar-for-dollar as amortization payments are made. The minimum cash balance requirement will be eliminated once we are current with our delayed financial filings.

We also agreed to restrictions on dispositions of collateral and on encumbrances of assets as well as a limitation on concessions that could be made to our other financial institutions in connection with obtaining waivers. The October 2003 amendment also requires us to provide additional financial information to the lenders under the facility and to continue the engagement of a financial advisor.

•	In addition to the debt specifically identified above, we had additional notes and loans outstanding with various financial institutions. In the fourth quarter of 2003, we agreed to certain modifications to the provisions of some of these instruments. These modifications include, in certain instances, changes to the amortization schedule resulting in a requirement for accelerated principal payments of $16.6 million ($2.0 million of which were made during January and February 2004 and the rest of which were eliminated when the facility in question was paid in full during March 2004), an average interest rate increase of 241 basis points on two debt facilities having a total of $67.7 million outstanding as of December 31, 2003 and the pledging of $9.1 million in additional collateral to four facilities having a total of $38.6 million outstanding at the time the additional collateral was pledged.

•	In April 2003, in connection with a borrowing under the container securitization, we entered into an interest rate swap agreement with an original notional amount of $31.2 million. This swap contract (which qualifies as a cash flow hedge) matures in 2009 and the swap is used to manage interest rate risks on the floating rate borrowings in the securitization facility. In May 2003, in connection with a borrowing under the chassis revolving warehouse securitization facility, we entered into an interest rate swap with an original notional amount of $25.5 million. This swap contract (which qualifies as a cash flow hedge) matures in 2014 and the swap is used to manage interest rate risks on the floating rate borrowings in the chassis revolving warehouse securitization facility.

New Financings: In July 2002, we commenced a registered subscription rights offering of up to $31.5 million of our 9.25% Convertible Redeemable Subordinated Debentures. The debentures were offered to holders of our common stock pursuant to the exercise of non-transferable subscription rights and were to be convertible into shares of our common stock. We had the right in our discretion to accept offers from other parties to purchase debentures not subscribed for by stockholders. On August 14, 2002, we terminated the subscription rights offering due to a delay in filing our Form 10-Q for the quarter ended June 30, 2002. We re-commenced the offering during November 2002 and accepted subscriptions for $32.1 million of debentures, which were issued in December 2002. We also increased the size of the offering and subsequently accepted $5.1 million of additional subscriptions in January and February 2003, resulting in a total of $37.2 million of debentures being issued. The debentures bear interest at an annual rate of 9.25%. They have a mandatory redemption feature upon the earlier of the occurrence of a change of control or on December 27, 2022. They have an optional redemption feature after the third anniversary at a price of 100% of outstanding principal, plus accrued interest. They have a special redemption feature between December 27, 2006 and December 27, 2007, during which period we may redeem the debentures by issuing common stock at $25.50 per debenture plus accrued interest, if the average closing price of our common stock for five consecutive trading days equals or exceeds $25.50 per share. Lastly, at any time, the holder of the debentures may convert the debentures into our common stock at a per share conversion price of $25 per debenture.

During 2003, in addition to additional financing under our container and chassis securitizations of $51.3 million and $25.5 million, respectively, the additional borrowing of $50.0 million under our revolving credit facility and $38.0 million borrowed by CAI under its revolving credit facility, we entered into new financing arrangements totaling $135.0 million. The new debt and capital leases entered into during 2003 consisted of the following:

                                                                                New Borrowings
Total New Debt and Capital Lease Obligations                                         2003
--------------------------------------------                                         ----

Capital lease obligations payable through 2010 with interest
  imputed at rates from 4.4% to 6.4%                                                 $14.3

9.25% Convertible redeemable subordinated debentures, mandatory
  redemption 2022                                                                      5.1

Notes and loans repayable with various rates ranging from 3.1%
  to 4.0% and maturities from 2006 to 2009                                           115.6
                                                                                     -----

Total New Debt and Capital Lease Obligations 2003                                   $135.0
                                                                                    ======

Included in the notes and loans are borrowings of $16.0 million and $7.0 million from Yardville National Bank, a subsidiary of an entity in which Martin Tuchman owns approximately five percent of the common stock and serves on the Executive Committee of the Board of Directors. The term of the $16.0 million loan is three years with thirty four fixed monthly principal payments of $0.25 million commencing May 25, 2003 and a final principal payment of $7.5 million due on March 25, 2006. Interest is payable monthly, at an initial rate of 4.25%, and is adjusted monthly to the prime rate as published in the Wall Street Journal subject to a 4% minimum and 5% maximum per annum rate. The term of the $7.0 million loan is five years with fifty-nine fixed monthly principal payments of $.075 million commencing September 7, 2003 and a final principal payment of $2.6 million due on August 7, 2008. Interest is payable monthly, at an initial rate of 4%, and is adjusted monthly to the prime rate as published in the Wall Street Journal subject to a 4% minimum and 6% maximum per annum rate.

Covenants: Under our revolving credit facility and most of our other debt instruments, we are required to maintain covenants (as defined) for a tangible net worth of $125.0 million, a fixed charge coverage ratio of 1.5 to 1 and a funded debt to net worth ratio (as defined in the agreement, which is stockholders’ equity plus company-obligated mandatorily redeemable preferred securities in subsidiary grantor trusts, less goodwill) of 4.0 to 1. A financing facility entered into in March 2004 contains more stringent covenants, including a requirement that we maintain a tangible net worth of at least $300.0 million. We will seek to eliminate these more stringent covenants by refinancing this facility during the second half of 2004. At December 31, 2003, under covenants in our loan agreement approximately $93.9 million of retained earnings were available for dividends. In July 2003 and October 2003, in connection with obtaining necessary waivers under the revolving credit facility due to the late filing of our periodic reports with the SEC and the restatement of our past financial statements, we agreed, among other things, to reduce advance rates under this facility, to define several additional events as events of default, to increase the interest rate margin, and to maintain specified levels of unrestricted cash and cash equivalents until the delinquent SEC filings are made. We also agreed to restrictions on dispositions of collateral and on encumbrances of assets as well as a limitation on concessions that could be made to our other financial institutions in connection with obtaining waivers. The October 2003 amendment also required us to provide additional financial information to the lenders under the facility and to continue the engagement of a financial advisor. At December 31, 2003 we were in compliance with these covenants as amended.

Other: As of December 31, 2003, our commitments for future capital expenditures totaled approximately $105.3 million with approximately $42.3 million committed for 2004. Our available liquidity, including $17.0 million available under CAI’s revolving credit facility, at December 31, 2003 was $65.5 million after adjusting for $25.0 million of cash held within the chassis securitization and $67.5 million required to be maintained as a result of obtaining waivers. Required debt repayments and capital lease payments for 2004 totaled $219.2 million as of December 31, 2003 which we anticipate making through our unrestricted cash balances and cash flow from operations.

In the past, cash on hand, cash flow from operations, borrowings under credit facilities and the net proceeds of the issuance of debt and equity securities has been sufficient to meet our working capital needs, capital expenditures and required debt repayments. Because the availability of financing to us was limited in 2003, due to our financial restatement and the investigations by our Audit Committee’s special counsel and the SEC, and the delay in completing our audited financial statements and filing our Forms 10-K for 2002 and 2003, and because of the waiver-related requirement to maintain significant minimum cash balances, we were not able to fund all of our capital expenditure commitments, specifically our obligations to equipment manufacturers, during the second half of 2003. At year end, we had deferred payments due to our equipment manufacturers totaling $120.5 million. We subsequently paid all past due amounts to the manufacturers in March and April 2004 with proceeds from a new financing. We also expect to continue to rely in substantial part on long-term financing for the purchase of equipment or strategic acquisitions to expand our business in the future. We cannot assure that long-term financing will be available for these purposes on acceptable terms or at all. In addition, from time to time, we may explore new sources of capital both at the parent and subsidiary levels. We successfully completed secured financings of approximately $111.2 million during March, May and July 2004 and are currently evaluating a number of secured financing proposals.

Settled Insurance Litigation

In February 2001, we demanded return of all our equipment on lease to a significant customer based in South Korea. The lessee subsequently commenced insolvency proceedings and did not return our equipment. At the time of this insolvency, we maintained insurance coverage against such lessee defaults, and we submitted a claim to our insurance carriers seeking to recover the value of the receivables owed by the customer (to the extent covered by the insurance policies). Our claim included per diem rental charges for up to one hundred and eighty days after the default date for equipment not returned by the lessee as well as loss, damage and recovery costs relating to the equipment on lease that are also billable to the lessee in accordance with the lease. Our claim was in excess of the policy’s maximum coverage of $35 million. On December 26, 2002, the insurance carriers filed a lawsuit seeking among other things rescission of the policies. We in turn filed an answer and counter-claim for payment of our insurance claim. (See Item 3, Legal Proceedings, above.) On June 17, 2004, in an attempt to avoid the time, expense and uncertainty inherent in continued litigation, we signed an agreement settling this lawsuit and our claim under the policies. Under the terms of the settlement agreement, the insurance carriers paid us a total of $26.4 million in cash in June and July 2004. As of December 31, 2003, the outstanding receivable recorded from the insurance carriers is $20.5 million. The difference between the receivable recorded due from the insurance carriers and the claim submitted primarily relates to per diem revenues, repairs and maintenance and other costs billable to the lessee (and covered by the insurance contract) that are in excess of costs incurred.

Other

CAI

In April 1998, we acquired a 50% common equity interest in CAI. CAI owns and leases its own fleet of containers and manages, for a fee, containers owned by third parties. We entered into an operating relationship with CAI primarily to facilitate the rental in the short-term market of containers coming off long-term lease, to gain access to new companies looking to lease containers on a long term basis and to realize cost efficiencies from the operation of a coordinated container lease marketing group. The marketing group which is organized as our wholly-owned subsidiary, is responsible for soliciting container lease business for both us and for CAI, including long-term and direct finance lease business and short-term lease business on master lease agreements. Our agreement with CAI provides that all long-term and direct finance lease business will be purchased by us, subject to offering to CAI, at cost, 10% of this long-term and direct finance lease business. By mutual agreement, CAI has purchased for its own account long-term and direct finance lease business generated by the marketing group in excess of such amount.

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

On June 27, 2002, CAI entered into an amended $110.0 million senior revolving credit agreement with a group of financial institutions. To facilitate the closing of this new credit facility, we agreed to extend the repayment terms of our Note so as to require mandatory quarterly principal payments of $1.7 million beginning July 30, 2006 through April 30, 2011 and modified certain financial covenants in the Note. Interest on the Note continues to accrue at an annual fixed rate of 10.5% and is payable quarterly. The Note continues to be cross-defaulted with CAI’s senior credit agreement, subject to the terms of an amended and restated subordination agreement. At the same time, we were provided a majority position on CAI’s board of directors. As a result of these transactions and gaining a majority position on CAI’s board, our financial statements include CAI as a consolidated subsidiary commencing June 27, 2002. Previously, CAI was accounted for under the equity method of accounting. Our share of the equity losses of CAI for the periods from January 1, 2002 through June 26, 2002 have been recorded in losses for investments accounted for under the equity method in the accompanying Consolidated Statements of Income. For the period from June 27, 2002 through December 31, 2003, CAI’s results of operations have been included in the appropriate captions on the accompanying Consolidated Statements of Income. The assets and liabilities of CAI at December 31, 2003 and 2002 have been included on the accompanying Consolidated Balance Sheets.

A total of $87.0 million was outstanding under CAI’s senior revolving credit facility at December 31, 2003. Borrowings under CAI’s senior credit facility are secured by substantially all of CAI’s assets, other than certain excluded assets, and are payable on June 27, 2005. The senior credit facility contains various financial and other covenants. At December 31, 2003, CAI was in compliance with these covenants. The senior credit facility was amended in May 2003 to increase the letter of credit commitment by the lenders’ administrative agent.

In addition, CAI has entered into sale-leaseback transactions with third parties pursuant to which CAI sells maritime shipping containers to such third parties and then leases the shipping containers back from such third parties. In connection with such transactions, CAI has entered into the following lease agreements:

CAI entered into a master lease agreement dated April 30, 1998, as amended, which amends and restates a prior agreement dated July 17, 1996, pursuant to which CAI currently leases shipping containers from a banking corporation. The master lease agreement has an expiration date of July 31, 2008. CAI is required to make regular payments to lessor and, as of December 31, 2003 and 2002, CAI’s total outstanding obligation under this lease agreement was approximately $13.8 million and $23.2 million respectively. CAI has the option to purchase the leased equipment on a date prior to the expiration of the initial term of the lease agreement or at the time of such expiration. In addition, upon the expiration of the initial term of the lease agreement, CAI has the right to extend the lease agreement for one year or return the leased equipment to lessor under the terms and conditions set forth in the lease agreement. This lease agreement was amended in 2002 to include certain additional negative covenants and financial covenants of CAI. The lease agreement was amended in May 2003 to provide for a rent prepayment under the lease agreement in the approximate amount of $3.75 million to the lessor.

CAI entered into a master lease agreement dated April 30, 1998, as amended, which amends and restates a prior agreement dated November 21, 1996, pursuant to which CAI currently leases shipping containers from a banking corporation. The master lease agreement has a term of ten years. CAI is required to make regular payments to lessor and, as of December 31, 2003, CAI’s total outstanding obligation under this lease agreement was approximately $4.7 million. CAI has the option to purchase the leased equipment on a date prior to the expiration of the initial term of the lease agreement or at the time of such expiration. In addition, upon the expiration of the initial term of the lease agreement, CAI has the right to extend the lease agreement for one year or return the leased equipment to lessor under the terms and conditions set forth in the lease agreement. This lease agreement was amended in 2002 to include certain additional negative covenants and financial covenants of CAI.

In April 2004, we reached an agreement with CAI resolving differences in interpretation of certain provisions of the Operating and Administration Agreement (the “CAI Agreement”) governing payment of appropriate remedial compensation when an age disparity develops between our containers managed by CAI and the balance of CAI’s managed fleet. Pursuant to our agreement with CAI, we agreed to pay CAI $2.0 million for resolution of all disputes through February 29, 2004. The impact of this agreement, which will be recorded by us during the three months ended March 31, 2004, will be a reduction in consolidated pre-tax income of $1.0 million ($0.6 million net of tax). We and CAI are currently in discussions to simplify the terms of the portion of the CAI Agreement governing age parity adjustments.

Chassis Holdings I, LLC

For many years, The Ivy Group, a New Jersey general partnership composed directly or indirectly of certain of our current and former directors and executive officers, together with certain of its principals, leased chassis to our wholly owned subsidiary Trac Lease, Inc. (“Trac Lease”) for use in Trac Lease’s business. As of January 1, 2001, Trac Lease leased a total of 6,047 chassis from The Ivy Group and its principals for an aggregate annual lease payment of approximately $2.6 million. On July 1, 2001, we restructured our relationship with The Ivy Group and its principals to provide us with managerial control over the 6,047 chassis previously leased by Trac Lease from The Ivy Group and its principals. As a result of the restructuring, the partners of The Ivy Group contributed these 6,047 chassis and certain other assets and liabilities to a newly formed subsidiary, Chassis Holdings I LLC (“Chassis Holdings”), in exchange for $26.0 million face value of preferred membership units and 10% of the common membership units, and Trac Lease contributed 902 chassis and two thousand dollars in cash to Chassis Holdings in exchange for $3.0 million face value of preferred membership units and 90% of the common membership units. The preferred membership units are entitled to receive a preferred return prior to the receipt of any distributions by the holders of the common membership units. The value of the contributed chassis was determined by taking the arithmetic average of the results of independent appraisals performed by three nationally recognized appraisal firms in connection with our establishment of a chassis securitization facility in July 2000. As the managing member of Chassis Holdings, Trac Lease exercises sole managerial control over the entity’s operations. Chassis Holdings leases all of its chassis to Trac Lease at a rental rate equal to the then current Trac Lease fleet average per diem. Chassis Holdings and the holders of the preferred membership units are party to a Put/Call Agreement providing that the holders of preferred units may put such units to Chassis Holdings under certain circumstances and Chassis Holdings has the right to redeem such units under certain circumstances. Chassis Holdings will be required to make certain option payments to the holders of the preferred membership units in order to preserve its right to redeem such units. Dividends paid on the common units and distributions on the preferred units totaling $2.9 million, $3.1 million and $1.7 million for the years ended December 31, 2003, 2002 and 2001, respectively, are included in minority interest (income)/expense, net in the accompanying Consolidated Statements of Income.

Chassis Distribution Agreement

In April 2003, we agreed to become a 50% owner through an initial investment of $0.5 million of a limited liability company (the “LLC”) formed with a foreign chassis manufacturer. The purpose of the LLC is to be the exclusive worldwide distributor of chassis built by this manufacturer and for us to share in the profits the LLC earns in selling these chassis to third parties. Under the terms of the Distribution agreement for this equipment, we have agreed to purchase approximately 15,000 chassis at preferred pricing over a ten-year period, of which 1,100 chassis were ordered by us during 2003. We may elect to purchase additional equipment during the ten-year period at identical terms. The LLC began operations during the second quarter of 2003. We consolidate the financial statements of the LLC.

Stock Repurchases

During 1999, we authorized the repurchase of up to 1,000,000 shares of our common stock from time to time through open market purchases or privately negotiated transactions. No shares were repurchased during 2003. During 2002, we purchased 9,300 shares for an aggregate price of $0.13 million. During the fourth quarter of 2001, we purchased 58,100 shares for an aggregate purchase price of $0.9 million.

United States Federal Income Tax

We are subject to federal and state income taxes as a Subchapter “C” corporation under the Internal Revenue Code. Interpool, Trac Lease and other United States subsidiaries file a consolidated United States federal income tax return. This consolidated group is liable for federal income taxes on its worldwide income.

Personal Holding Company Issues. The federal income tax laws have two requirements for classifying a company as a personal holding company. We and our subsidiaries currently satisfy the first requirement, the ownership of more than 50% of the value of Interpool’s stock by five or fewer individuals. Whether or not we or any of our subsidiaries satisfy the second requirement (that at least 60% of such corporation’s adjusted ordinary gross income constitutes personal holding company income) will depend upon such corporation’s income mix.

Based upon the operating results for 2003, we will not be considered a personal holding company for federal income tax purposes for 2003 (and possibly in subsequent years). If, we or any of our subsidiaries were classified as a personal holding company for federal income tax purposes, in addition to our regular federal income tax liability, our undistributed personal holding company income (generally taxable income with certain adjustments, including a deduction for federal income taxes and dividends paid) would be subject to a personal holding company tax at the rate of 15%. Management anticipates that for the immediate future, our current level of dividends will be sufficient to avoid having any undistributed personal holding company income, and thus does not anticipate that any personal holding company tax will be imposed. There can be no assurance, however, that we will not at some point in the future become liable for personal holding company tax. Furthermore, we may at some point in the future elect to increase the dividend rate on our common stock in order to avoid personal holding company tax.

We have incurred certain losses from leasing activities that are characterized for tax purposes as “Suspended Passive Losses.” These losses can be carried forward indefinitely to offset income from future leasing activities. As of December 31, 2003, such suspended passive losses totaled approximately $220.7 million.

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

At December 31, 2003, unremitted earnings of this subsidiary were approximately $317.0 million. The deferred U.S. Federal Income taxes related to the unremitted earnings of this subsidiary would be approximately $110.9 million, assuming these earnings are taxable at the U.S. statutory rate, net of foreign tax credits.

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

As a company resident in Barbados, Interpool Limited is required to file tax returns in Barbados and pay any tax liability to Barbados. However, no Barbados tax returns have been prepared or filed for Interpool Limited for any period subsequent to its 1997 tax year, because such tax returns are required to be accompanied by audited financial statements for Interpool Limited, which are not available. We believe that the failure to file these returns has not resulted in any underpayment of taxes, interest or penalties (other than a nominal late filing penalty recently enacted in Barbados), because we believe that no Barbados taxes would have been due for the years for which returns have not been filed. We further believe that Interpool Limited’s failure to file these returns would not present any other material risk to Interpool. Nonetheless, we intend to have the necessary Interpool Limited financial statements prepared and audited as promptly as practicable so that Interpool Limited’s Barbados tax returns can be filed as required.

July 2004 Protocol to the United States and Barbados Tax Treaty

Interpool Limited currently claims treaty benefits under the United States and Barbados income tax treaty (“Treaty”). The Treaty contains a limitation on benefits provision which denies treaty benefits under certain circumstances. However, Interpool Limited currently does not fall within the Treaty’s limitation on benefits provision.

On July 14, 2004, the United States and Barbados signed a protocol to the Treaty (“Protocol”) that contains a more restrictive limitation on benefits provision than the current Treaty does. If ratified, the Protocol might result in Interpool Limited losing its ability to rely on the Treaty to eliminate current U.S. income tax on its container rental and container sales income. This Protocol will not take effect until it is ratified by the United States Senate and the government of Barbados. It is currently uncertain whether the Senate will take action before it adjourns later in 2004. The Protocol is generally effective for taxable years commencing on or after the first of January in the year following the year the Protocol is ratified.

Under the Protocol, Interpool Limited would only be eligible for Treaty benefits with respect to its container rental and sales income if, among other things, Interpool, Inc. is listed on a “recognized stock exchange” (generally, the NASDAQ system or an SEC registered exchange such as the New York Stock Exchange), and Interpool, Inc.’s stock is “primarily” and “regularly” traded on such exchange.

As described elsewhere in this report, our common stock is currently not listed on a “recognized stock exchange” within the meaning of the Protocol. Management anticipates that Interpool, Inc. will examine all of its options with regard to listing on a “recognized stock exchange” and anticipates applying for a listing as soon as it is current with its SEC filings. However, even if Interpool Inc. is listed on a “recognized stock exchange” as of the date the Protocol comes into effect, it is not clear whether Interpool, Inc. would satisfy the “primarily” and “regularly” traded requirement as defined within the Protocol. If Interpool, Inc. does not believe that it can satisfy this requirement, it will investigate alternatives to Interpool Limited being a resident in Barbados that will still entitle Interpool Limited to treaty benefits under another tax treaty with the U.S. Any such alternative would likely result in Interpool Limited being subject to a higher non-U.S. tax than the approximate 3% tax rate it currently enjoys in Barbados.

State and Local Taxes

Income taxes. Interpool and Trac Lease are liable for state and local income taxes on their income, and Interpool Limited is liable for state and local income taxes on its earnings attributable to operations in the United States.

Sales tax. To date, Interpool Limited and Trac Lease generally have not paid sales taxes on their leasing revenues to the states in which they conduct business because management has believed such revenues to be exempt from state sales taxes on several grounds, including a long-standing interpretation of the Commerce Clause of the United States Constitution that would prohibit the imposition of a tax on cargo containers and chassis used primarily for transportation of goods in interstate commerce or international trade. In the early 1990’s, Itel Containers International Corp. (“Itel”), a container leasing company, challenged an attempt by the State of Tennessee to collect sales tax on Itel’s proceeds from the leasing of containers delivered in Tennessee. In a ruling by the United States Supreme Court in February 1993, Itel’s position was rejected and the Court upheld the right of Tennessee to impose sales tax on leasing revenues from containers delivered in Tennessee. We cannot predict the extent to which states other than Tennessee will now attempt to collect sales tax on our equipment leasing revenues based on this Supreme Court decision. Under the terms of our equipment leases, we would generally be entitled to pass any such sales tax on to our lessees.

Inflation

Management believes that inflation has not had a material adverse effect on our results of operations. In the past, the effects of inflation on administrative and operating expenses have been largely offset through economies of scale achieved through expansion of the business.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, the reported amounts of income and expense during the reporting period and the disclosure of contingent assets and liabilities at the date of the financial statements. Management has identified the policies and estimates below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on these and other significant accounting policies See Note 1 to the Consolidated Financial Statements. These policies and estimates are considered critical due to the existence of uncertainty at the time the estimate is made, the likelihood of changes in estimates from period to period and the potential impact that these estimates can have on our financial statements. The following accounting policies and estimates include inherent risks and uncertainties related to judgments and assumptions made by management. Management’s estimates are based on the relevant information available at the end of each period.

Allowance for Doubtful Accounts — The allowance for doubtful accounts is set on a quarterly basis and is based on the risk profile of the receivables, credit quality indicators such as the level of past due amounts and non-performing accounts and economic conditions, as well as the value of underlying collateral. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance is intended to provide for losses inherent in the accounts receivable, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things.

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

Lease Residual Values — Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual values using the straight-line basis of depreciation over their estimated useful lives. Direct financing leases are recorded at the aggregated future minimum lease payments, including any bargain or economically compelled purchase options granted to the customer, less unearned income. We generally bear greater risk in operating lease transactions (versus finance lease transactions) as the duration of an operating lease is shorter relative to the equipment useful life than a finance lease. Management performs annual reviews of the estimated residual values which can vary depending on a number of factors.

Goodwill — Goodwill, in accordance with SFAS No. 142, is reviewed for possible impairment at least annually during the fourth quarter of each fiscal year. A review of goodwill may be initiated prior to conducting the annual analysis if events or changes in circumstances indicate that the carrying value of goodwill may be impaired. During this review, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and market place data.

Accounting for Customer Defaults — We have sought to reduce credit risk by maintaining insurance against customer insolvency and equipment related losses. We cease the recognition of lease revenues for amounts billable to the lessee after the lease default date at the time we determine that such amounts are not probable of collection from the lessee. In connection with the accounting for the insurance policy, we record a receivable which is limited to the actual costs incurred or losses recognized that would have been billable to the lessee pursuant to the lease contract (which are also covered by the insurance contract). Items that are covered under the insurance contract, for amounts billable to the lessee in accordance with the lease, that are in excess of costs incurred and losses recognized by us, are considered a gain contingency.

Derivative Financial Instruments — We utilize interest rate swaps to hedge against the effects of future interest rate fluctuations. We do not enter into derivative financial instruments for trading or speculative purposes.

On January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Derivative instruments are recognized in the Consolidated Balance Sheet at their fair values in accounts payable and accrued expense and changes in fair values are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in accumulated other comprehensive loss as a separate component of equity, and contractual cash flows, along with the related impact of the hedged items, continue to be recognized in earnings. Any ineffective portion of a hedge is reported in current earnings. Amounts accumulated in other comprehensive loss are reclassified to earnings in the same period that the hedged transaction impacts earnings.

The net interest differential, including premiums paid or received, if any, on interest rate swaps, is recognized on an accrual basis as an adjustment to interest expense to correspond with the hedged position. We may, at our discretion, terminate or redesignate any interest rate swap agreement prior to maturity. At that time, any gains or losses on termination would continue to amortize into income to correspond to the recognition of interest on the hedged debt. If such debt instrument was also terminated, the gain or loss associated with the terminated derivative included in accumulated other comprehensive loss at the time of termination of the debt would be recognized in the Consolidated Income Statement at that time.

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

On July 14, 2004, the United States and Barbados signed a protocol to the Treaty (“Protocol”) that contains a more restrictive limitation on benefits provision than the current Treaty does. If ratified, the Protocol might result in Interpool Limited losing its ability to rely on the Treaty to eliminate current U.S. income tax on its container rental and container sales income. This Protocol will not take effect until it is ratified by the United States Senate and the government of Barbados. It is currently uncertain whether the Senate will take action before it adjourns later in 2004. The Protocol is generally effective for taxable years commencing on or after the first of January in the year following the year the Protocol is ratified.

Under the Protocol, Interpool Limited would only be eligible for Treaty benefits with respect to its container rental and sales income if, among other things, Interpool, Inc. is listed on a “recognized stock exchange” (generally, the NASDAQ system or an SEC registered exchange such as the New York Stock Exchange), and Interpool, Inc.’s stock is “primarily” and “regularly” traded on such exchange.

As described elsewhere in this report, our common stock is currently not listed on a “recognized stock exchange” within the meaning of the Protocol. Management anticipates that Interpool, Inc. will examine all of its options with regard to listing on a “recognized stock exchange” and anticipates applying for a listing as soon as it is current with its SEC filings. However, even if Interpool Inc. is listed on a “recognized stock exchange” as of the date the Protocol comes into effect, it is not clear whether Interpool Inc. would satisfy the “primarily” and “regularly” traded requirement as defined within the Protocol. If Interpool, Inc. does not believe that it can satisfy this requirement, it will investigate alternatives to Interpool Limited being a resident in Barbados that will still entitle Interpool Limited to treaty benefits under another tax treaty with the U.S. Any such alternative would likely result in Interpool Limited being subject to a higher non-U.S. tax than the approximate 3% tax rate it currently enjoys in Barbados.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Existing U.S. GAAP provides for the recognition of such costs at the date of management’s commitment to an exit plan. In addition, SFAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS 146 did not materially affect our Consolidated Financial Statements.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about its obligations under certain guarantees it has issued. A guarantor is required to disclose (a) the nature of the guarantee, including the approximate term, how the guarantee arose, and the events and circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligation under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Disclosure requirements are effective for financial statements with periods ending after December 15, 2002 while the initial recognition and initial measurement provisions shall be applied on a prospective basis to guarantees issued or modified after December 31, 2002. We have adopted the provisions of FIN 45 as required. (See Note 9 to the Consolidated Financial Statements for disclosures regarding our guarantees.) The adoption of FIN 45 did not have a material impact on our Consolidated Financial Statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”) which addresses how a business should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R revised FASB Interpretation No. 46 which was issued in January 2003. We adopted FIN 46R as of December 31, 2003. There was no impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The statement also includes required disclosures for financial instruments within its scope. This pronouncement required the Company to display the Company-Obligated Mandatorily Redeemable Preferred Securities in Subsidiary Grantor Trusts within the liability section on the face of the Consolidated Balance Sheets. Most of the guidance in SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the provisions of SFAS 150, relating to mandatorily redeemable non-controlling interest, were deferred indefinitely. The adoption of SFAS 150 did not affect our financial conditions or results of operations.

In November 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-1. The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Issue 03-1 requires new tabular and narrative disclosure items effective for fiscal years ending after December 15, 2003. Companies are required to provide expanded information about their debt and marketable equity securities with market values below carrying values. The narrative information must include positive and negative information management considered in concluding the unrealized loss was not other-than-temporary and therefore was not recognized in earnings. For further discussion regarding unrealized holding losses, See Note 1 to the Consolidated Financial Statements.

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

The following table sets forth principal cash flows and related weighted average interest rates by expected maturity dates for debt and capital lease obligations at December 31, 2003:

                              Total
 (Dollars in Thousands)    Obligation      2004        2005       2006         2007      2008      Thereafter
 ---------------------     ----------    -------    --------    --------     -------    -------    ----------

Variable rate facilities    $649,237     $87,689    $202,815    $137,364     $39,936    $37,709    $143,724
Average interest rate %                     3.8%        4.2%        4.6%        4.8%       5.0%        5.0%

Fixed rate facilities(1)     991,450     131,503     143,310      70,889     262,616     43,271     339,861
Average interest rate %                     6.4%        6.4%        6.4%        5.9%       5.8%        5.8%

Total Debt                $1,640,687    $219,192    $346,125    $208,253    $302,552    $80,980    $483,585
Average interest rate %                     5.4%        5.7%        5.9%        5.5%       5.6%        5.6%

(1) These fixed rate facilities include variable instruments that have been converted to fixed rate debt through the use of interest rate swap agreements.

Based on outstanding debt balances at December 31, 2003 of variable rate facilities, which have not been converted to fixed rate debt through the use of interest rate swaps, a 10% change in variable interest rates would have resulted in a $2.4 million change in pre-tax earnings.

For further information regarding our floating and fixed rate debt, see Note 4 to the Consolidated Financial Statements.

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

We seek to reduce credit risk by maintaining insurance coverage against customer insolvency and related equipment losses. Through January 31, 2002 we maintained contingent physical damage, recovery/repatriation and loss of revenue insurance, which provided coverage in the event of a customer’s insolvency, bankruptcy or default giving rise to our demand for return of all of our equipment. The policy covered the cost of recovering our equipment from the customer, including repositioning cost, damage to the equipment and the value of equipment which could not be located or was uneconomical to recover. It also covered a portion of the lease revenues that we might lose as a result of the customer’s default (i.e., up to 180 days of lease payments following an occurrence under the policy). The premium rates and deductibles for this type of insurance have increased as a result of higher claim experience by us and also within the industry. As a result, effective March 1, 2003, we obtained a new policy covering similar occurrences for a twelve-month period but with revised terms. The new coverage decreased the recoverable amount per occurrence to $9 million as compared to $35 million in our previous policy and increased the deductible per occurrence from $0.4 million to $3 million. This coverage has since been extended to March 31, 2005. There can be no assurance that this or similar coverage will be available in the future or that such insurance will cover the entirety of any loss.

At December 31, 2003 approximately 47% of accounts receivable and 71% of the net investment in direct financing leases were from customers outside of the United States.

In 2003, our top 25 customers represented approximately 74% of consolidated billings, with no single customer accounting for more than 7.7%.

Allowance for Doubtful Accounts

The allowance for doubtful accounts includes our estimate of allowances necessary for receivables on both operating and finance lease receivables. The allowance for doubtful accounts is developed based on two key components (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful and (2) reserves for estimated losses inherent in the receivables based upon historical trends. We believe our allowance for doubtful accounts is adequate to provide for credit losses inherent in our accounts receivable. The allowance for doubtful accounts is intended to provide for losses inherent in the accounts receivable, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. In addition, changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. Finance leases are evaluated on a case by case basis. When evaluating our operating and finance lease receivables for impairment, we consider, among other things, the level of past-due amounts of the respective receivable, the borrower’s financial condition, credit quality indicators of the borrower, the value of underlying collateral and third party credit enhancements such as guarantees and insurance policies. Once a finance lease is determined to be non-performing, our procedures provide for the following events to take place in order to evaluate collectibility:

•	The past due amounts are reclassified to accounts receivable,

•	The equipment value supporting such finance lease is reclassified to leasing equipment, and

•	Collectibility is evaluated, taking into consideration equipment book value and the total outstanding receivable, as well as the likelihood of collection through the recovery of equipment.

The adequacy of our allowance for doubtful accounts is provided based upon a quarterly review of the collectibility of our receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of finance lease receivables. (See Note 3 to the Consolidated Financial Statements.)

As of December 31, 2003 and 2002, included in accounts receivable are non-performing receivables of $12.8 million and $11.1 million, respectively. Our average non-performing receivables are $11.7 million and $9.2 million for the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, included in the allowance for doubtful accounts are reserves for the non-performing receivables of $11.9 million and $9.5 million, respectively. As of December 31, 2003 and 2002 our non-performing receivables, net of applicable reserves, were 1.27% and 2.54%, respectively, of accounts receivable, net.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

INTERPOOL, INC.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets--At December 31, 2003 and 2002

Consolidated Statements of Income For the Years Ended December 31, 2003, 2002
and 2001

Consolidated Statements of Changes in Stockholders' Equity For the Years Ended December 31, 2003, 2002
and 2001

Consolidated Statements of Cash Flows For the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements	Page No. 66 67 68 69 70 71

Report of Independent Registered
Public Accounting Firm

The Board of Directors
Interpool, Inc.:

We have audited the accompanying consolidated balance sheets of Interpool, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Interpool, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 5 to the consolidated financial statements, in 2002 the Company changed its method of accounting for (i) goodwill and (ii) the impairment or disposal of long-lived assets and in 2001 the Company changed its method of accounting for derivative instruments.

(signed) KPMG LLP

Short Hills, N.J.
August 16, 2004

                                               INTERPOOL, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                                  DECEMBER 31, 2003 AND 2002
                                  (dollars in thousands, except share and per share amounts)

ASSETS                                                                                               2003            2002
                                                                                                     ----            ----

CASH AND CASH EQUIVALENTS                                                                           $141,019       $170,613
MARKETABLE SECURITIES, available for sale at fair value                                                   24          1,467
ACCOUNTS RECEIVABLE, less allowance of $16,358 and $14,033, respectively                              69,055         63,950
NET INVESTMENT IN DIRECT FINANCING LEASES                                                            426,815        334,129
OTHER RECEIVABLES, net                                                                                25,485         26,691
LEASING EQUIPMENT, net of accumulated depreciation and amortization of $521,874
     and $463,809, respectively                                                                    1,635,893      1,556,816
OTHER INVESTMENT SECURITIES, available for sale at fair value                                         --             10,319
OTHER ASSETS                                                                                          73,922         75,234
ASSETS OF BUSINESS TRANSFERRED UNDER CONTRACTUAL AGREEMENT                                            --              1,902
                                                                                                  ----------          -----
TOTAL ASSETS                                                                                      $2,372,213     $2,241,121
                                                                                                  ==========     ==========

LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                               $198,062       $160,013
INCOME TAXES:
     Current                                                                                             347           (216)
     Deferred                                                                                         37,392         31,869
                                                                                                      ------         ------
TOTAL TAXES                                                                                           37,739         31,653

DEFERRED INCOME                                                                                        2,704          3,688
DEBT AND CAPITAL LEASE OBLIGATIONS
     Due within one year                                                                             219,192        161,407
     Due after one year                                                                            1,421,495      1,435,804
                                                                                                   ---------      ---------
         TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS                                                  1,640,687      1,597,211

LIABILITIES OF BUSINESS TRANSFERRED UNDER CONTRACTUAL
     AGREEMENT                                                                                        --              1,902
COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES IN SUBSIDIARY GRANTOR TRUSTS
     (holding solely Junior Subordinated Deferrable Interest Debentures of the Company)
     (75,000 shares 9-7/8% Capital Securities outstanding, liquidation preference $75,000)            75,000         75,000
                                                                                                      ------         ------
TOTAL LIABILITIES                                                                                 $1,954,192     $1,869,467
                                                                                                  ----------     ----------

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES                                                           35,184         35,461
                                                                                                      ------         ------

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued                       ---            ---
     Common stock, par value $.001 per share; 100,000,000 shares authorized, 27,602,452
       and 27,579,952 issued at December 31, 2003 and 2002, respectively                                  28             28
     Additional paid-in capital                                                                      128,538        126,165
     Unamortized deferred compensation                                                                (1,184)           ---
     Treasury stock, at cost, 225,900 shares at December 31, 2003 and 2002                            (2,229)        (2,229)
     Retained earnings                                                                               272,012        237,227
     Accumulated other comprehensive loss                                                            (14,328)       (24,998)
                                                                                                     -------        -------
TOTAL STOCKHOLDERS' EQUITY                                                                           382,837        336,193
                                                                                                     -------        -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $2,372,213     $2,241,121
                                                                                                  ==========     ==========

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                               INTERPOOL, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF INCOME
                                     FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                  (dollars in thousands, except share and per share amounts)

                                                                                  2003          2002        2001
                                                                                  ----          ----        ----

REVENUES, including income recognized on direct financing leases of $46,362
   $36,246 and $26,499, respectively                                            $375,627     $326,555    $338,718
                                                                                --------     --------    --------

COSTS AND EXPENSES:
  Lease operating expenses                                                        85,201       75,417      87,144
  Administrative expenses                                                         49,734       27,945      41,745
  Provision for doubtful accounts                                                  4,248        7,843       9,001
  Fair value adjustment for derivative instruments                                  (837)       5,530       8,248
  Depreciation and amortization of leasing equipment                              91,553       93,538      79,678
  Losses for investments accounted for under the equity method                     1,698        6,603         804
  Other (income)/expense, net                                                     (5,079)       1,131      (9,798)
  Interest expense                                                               106,688      108,344      98,270
  Interest income                                                                 (3,960)      (4,638)     (9,439)
                                                                                  ------       ------      ------
                                                                                 329,246      321,713     305,653
                                                                                 -------      -------     -------
Income before minority interest (expense)/income and provision/(benefit) for
  income taxes                                                                    46,381        4,842      33,065
MINORITY INTEREST (EXPENSE)/ INCOME, NET                                          (1,910)      (1,846)        439
                                                                                  ------       ------         ---
Income before provision/(benefit) for income taxes                                44,471        2,996      33,504
PROVISION/(BENEFIT) FOR INCOME TAXES                                               3,281       (1,393)      5,400
                                                                                   -----       ------       -----
NET INCOME                                                                       $41,190       $4,389     $28,104
                                                                                 =======       ======     =======
INCOME PER SHARE
NET INCOME PER SHARE:
     Basic                                                                         $1.51        $0.16       $1.03
                                                                                   =====        =====       =====
     Diluted                                                                       $1.42        $0.15       $0.97
                                                                                   =====        =====       =====
WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
     Basic                                                                        27,365       27,360      27,417
                                                                                  ======       ======      ======
     Diluted                                                                      30,396       29,202      28,973
                                                                                  ======       ======      ======

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                 INTERPOOL, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                       FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                                (dollars and shares in thousands)

                                                                                                Acum.
                                Common Stock                                                    Other                 Total
                               ---------------  Additional    Unamortized                       Comp.    Comp-        Share-
                                         Par     Paid-in      Deferred     Treasury  Retained  Income    Income       holder's
                               Shares   Value    Capital     Compensation    Stock   Earnings  (Loss)    (Loss)       Equity
                               ------   -----    -------     ------------  --------  --------  ------    ----------   ---------
BALANCE, December 31, 2000    27,580      $28   $124,182           $---   $(1,170)  $216,245  $1,234                    $340,519

Net income                       ---      ---      ---             ---      ---       28,104     ---       28,104         28,104

Other comprehensive loss         ---      ---      ---             ---      ---         ---   (11,141)    (11,141)       (11,141)
                                                                                                          -------

Comprehensive income                                                                                       $16.963
                                                                                                           =======

Purchase of 58,100 shares
  of treasury stock              ---      ---      ---             ---     (929)        ---      ---                        (929)

Cash dividends declared:

  Common stock, $.1925  per
  share                          ---      ---      ---             ---      ---       (5,284)    ---                      (5,284)
                              ------     ----   -------          -----    -----       ------   ------                     -------

BALANCE, December 31, 2001    27,580       28   124,182             ---   (2,099)     239,065  (9,907)                    351,269

Net income                       ---      ---      ---             ---      ---         4,389     ---        4,389          4,389

Other comprehensive loss         ---      ---      ---             ---      ---         ---   (15,091)     (15,091)       (15,091)
                                                                                                           -------

Comprehensive loss                                                                                        $(10,702)
                                                                                                          ========

Purchase of 9,300 shares of
  treasury stock                 ---      ---      ---             ---      (130)       ---      ---                         (130)

Capital contribution by
  officers and directors         ---      ---     1,983            ---      ---         ---      ---                        1,983

Cash dividends declared:

  Common stock, $.2275  per
  share                          ---      ---      ---             ---      ---        (6,227)   ---                       (6,227)
                              ------     ----   -------          -----    -----        ------   ------                     -------

BALANCE, December 31, 2002    27,580       28   126,165            ---    (2,229)     237,227  (24,998)                   336,193

Net income                       ---      ---      ---             ---      ---       41,190     ---      $41,190          41,190

Other comprehensive income       ---      ---      ---             ---      ---         ---   10,670       10,670          10,670
                                                                                                           ------

Comprehensive income                                                                                      $51,860
                                                                                                          =======

Capital contribution by
  officers and directors         ---      ---      698             ---      ---         ---      ---                          698

Options exercised                 22      ---      351             ---      ---         ---      ---                          351

Restricted stock award           ---      ---    1,324          (1,324)     ---         ---      ---                          ---

Amortization of restricted
stock award                      ---      ---      ---             140      ---         ---      ---                          140

Cash dividends declared:

  Common stock, $.25 per
  share                          ---      ---      ---             ---      ---       (6,405)    ---                       (6,405)
                              ------     ----   -------          -----    -----       ------   ------                     -------

BALANCE, December 31, 2003    27,602      $28  $128,538        $(1,184)  $(2,229)   $272,012  $(14,328)                  $382,837
                              ======      ===  ========        =======   =======    ========  ========                   ========

          The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

                                               INTERPOOL, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                                    (dollars in thousands)

                                                                                     2003             2002            2001
                                                                                     ----             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                            $41,190       $  4,389        $  28,104
Adjustments to reconcile net income to net cash provided by operating activities --
   Depreciation and amortization                                                       97,289        101,007           88,565
   Accrued losses on business transferred under contractual agreement                       -         13,780                -
   Provision/(benefit) for deferred income taxes                                        1,808         (3,118)           3,502
   (Gain)/loss on sale of leasing equipment                                            (1,213)         4,257            1,223
   Loss on sale of marketable securities                                                   50             30                -
   Gain on sale of assets held for sale                                                     -              -           (1,774)
   Gain on sale of land held for sale                                                       -         (4,766)               -
   Provision for uncollectible accounts                                                 4,248          7,843            9,001
   Gain on retirement of debt                                                               -         (1,118)            (930)
   Restricted stock grant expense                                                         140              -                -
   Fair value adjustment for derivative instruments                                      (837)         5,530            8,248
   Losses for investments accounted for under the equity method                         1,698          6,603              804
   Sale of assets held for sale                                                             -              -          291,587
   Other, net                                                                             670        (14,290)         (17,538)
                                                                                          ---        -------          -------
         Net cash provided by operating activities                                    145,043        120,147          410,792
                                                                                      -------        -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment                                                     (197,713)      (191,938)        (201,370)
Proceeds from dispositions of leasing equipment                                        16,828         12,041           15,635
Purchase of leasing equipment for resale                                              (34,814)             -                -
Proceeds from disposal of leasing equipment for resale                                 37,558              -                -
Proceeds from sale of land                                                                  -          7,955                -
Investment in direct financing leases                                                (109,254)       (64,088)        (126,792)
Cash collections on direct financing leases                                            77,793         59,749           65,298
Purchase of marketable securities                                                         (10)        (1,494)            (498)
Sales and matured marketable securities and other investing activities                  1,445            574                -
Investment in and advances to subsidiary                                                    -            765                -
Proceeds from minority interest partner in chassis distributor                            500              -                -
                                                                                          ---         ------           ------

         Net cash used for investing activities                                      (207,667)      (176,436)        (247,727)
                                                                                     --------       --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                        211,813      1,227,406          146,315
Payment of long-term debt and capital lease obligations                              (204,229)    (1,023,645)        (237,292)
Borrowings of revolving credit lines                                                   88,000         47,000          238,992
Repayment of revolving credit lines                                                   (56,505)      (121,846)        (358,816)
Purchase of treasury stock                                                                  -           (130)            (929)
Dividends paid                                                                         (6,049)        (5,643)          (4,799)
                                                                                       ------         ------           ------

Net cash provided by (used for) financing activities                                   33,030        123,142         (216,529)
                                                                                       ------        -------         --------

Net (decrease)/increase in cash and short-term investments                            (29,594)        66,853          (53,464)

CASH AND CASH EQUIVALENTS, beginning of period                                        170,613        103,760          157,224
                                                                                      -------        -------          -------

CASH AND CASH EQUIVALENTS, end of period                                             $141,019       $170,613         $103,760
                                                                                     ========       ========         ========

Supplemental schedule of non-cash financing activities:

Direct finance lease financed through capital lease obligation                         $4,397        $10,284               $-
Assumption of debt in connection with sale of assets held for sale                         $-             $-          $58,037
Transfers from leasing equipment to direct finance leases                             $22,124        $40,227               $-
Increase in minority interest in consolidated subsidiary from contribution of
equipment                                                                                  $-             $-          $26,326

          The accompanying notes to consolidated financial statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

(1)	Nature of operations and significant accounting policies:

The nature of operations and the significant accounting policies used by Interpool, Inc. and subsidiaries (the “Company” or “Interpool”) in the preparation of the accompanying consolidated financial statements are summarized below. The Company’s accounting records are maintained in United States dollars and the consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Nature of operations--

The Company and its subsidiaries conduct business principally in a single industry segment, the leasing of intermodal dry freight standard containers, chassis and other transportation related equipment. Within this single industry segment, the majority of the Companies operations come from two reportable segments: container leasing and domestic intermodal equipment leasing. The container leasing segment specializes primarily in the leasing of intermodal dry freight standard containers, while the domestic intermodal equipment segment specializes primarily in the leasing of intermodal container chassis. The Company leases its containers principally to international container shipping lines located throughout the world. The customers for the Company’s chassis are a large number of domestic companies, many of which are domestic subsidiaries or branches of international shipping lines, as well as major U.S. railroads. Equipment is purchased directly or acquired through conditional sales contracts and lease agreements, many of which qualify as capital leases.

The Company’s container leasing operations are conducted through our wholly-owned subsidiary, Interpool Limited, a Barbados corporation. Profits of Interpool Limited from international container leasing operations are exempt from federal taxation in the United States. These profits are subject to Barbados tax at rates that are substantially lower than the applicable rates in the United States.

The Company also had limited operations in a third reportable segment that specialized in leasing microcomputers and related equipment. The computer leasing segment consisted of two majority owned subsidiaries, Microtech Leasing Corporation (“Microtech”) and Personal Computer Rental Corporation (“PCR”). During the third quarter of 2001, the Company adopted a plan to exit this segment that included i) acquiring the remaining ownership interest in Microtech and terminating its operations, and ii) selling the Company’s ownership interest in PCR. As of December 31, 2003, the Company was continuing to liquidate the assets of Microtech. PCR’s financial results deteriorated throughout 2002 and PCR ceased active operations and liquidated in 2003. Notwithstanding its plan to discontinue the operations of Microtech, such operations are reported on a continuing basis. See Note 7 to the Consolidated Financial Statements.

Beginning June 27, 2002, the Company’s consolidated financial statements include Container Applications International, Inc. (“CAI”), which was previously accounted for under the equity method of accounting. The Company owns a 50% common equity interest in CAI. (See Note 12 for further information regarding CAI.)

Basis of consolidation--

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

In connection with certain investments in which the Company does not own a majority interest or otherwise control, or have the ability to assert significant influence over the investee, these investments are accounted for using the equity method of accounting. The Company’s investment in its equity method investees is included in other assets on the accompanying Consolidated Balance Sheet.

Goodwill--

On June 29, 2001, the FASB approved its proposed SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual value, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (“SFAS 144”). Goodwill acquired in business combinations completed before July 1, 2001 was amortized through the end of 2001.

Goodwill represents the excess of costs over the fair value of net assets acquired and was amortized through December 31, 2001 using the straight-line method over twenty years. Goodwill amortization for the year ended December 31, 2001 totaled $727 which is included in other (income)/expense, net in the accompanying consolidated statements of income. Commencing January 1, 2002, as a result of adopting SFAS 142, goodwill is no longer amortized but is reviewed for impairment. During December 2002, the Company conducted its annual goodwill impairment test. The test disclosed that at December 31, 2002 the fair value of an investment accounted for using the equity method included in the domestic intermodal leasing segment was below its carrying value. As a result, the Company’s basis for this equity method investment was written down by $1,095 to its estimated fair market value. During December 2003, the Company conducted its annual goodwill impairment test. The test disclosed that at December 31, 2003, the fair value of the goodwill was in excess of its carrying value, therefore additional impairment charges were not required. Total goodwill recorded at December 31, 2003 and 2002 was $5,495 for both years and is included in other assets on the accompanying Consolidated Balance Sheet. This goodwill is included in total assets within the Domestic Intermodal Leasing segment. If SFAS 142 had been in effect for the year ended December 31, 2001, net income would have increased by $437, (net of tax). The basic and diluted net income per share would have been increased by $.02 in 2001.

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

Cash and cash equivalents--

The Company considers investments with original maturities of three months or less to be cash equivalents. The Company’s policy is to invest cash in excess of short-term operating and debt service requirements in cash equivalents. These instruments are stated at cost, which approximates market value because of the short term nature of the instruments.

Allowance for doubtful accounts--

The Company’s allowance for doubtful accounts is provided based upon a quarterly review of the collectibility of its receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral. An account is considered past due when a payment has not been received in accordance with the contractual terms. Accounts are generally charged off after an analysis is completed which indicates that collection of the full principal balance is in doubt. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance for doubtful accounts is intended to provide for losses inherent in the accounts receivable, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. The Company believes its allowance for doubtful accounts is adequate to provide for credit losses inherent on its accounts receivable. See Note 3 to the Consolidated Financial Statements for further discussion regarding the allowance for doubtful accounts.

Non-performing receivables--

Non performing receivables reflect both operating lease receivables and finance lease receivables which the Company considers impaired. When evaluating its operating and finance lease receivables for impairment, the Company considers, among other things, the level of past-due amounts of the respective receivable, the borrower’s financial condition, credit quality indicators of the borrower, and the value of underlying collateral.

Direct financing leases--

Direct financing leases are recorded at the aggregate future minimum lease payments, including any purchase options granted to the customer, less unearned income. Income from these leases is recognized over the term of the lease using the effective interest method.

Stock-based compensation--

Stock option plans are accounted for in accordance with SFAS No. 148, Accounting for Stock-Based Compensation (“SFAS 148”). This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), which allows for the retention of principles within Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. As permitted by the Statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. To date, all options were granted with an exercise price equal to the market price of the Company’s Stock at grant date.

The following table illustrates the effect on net income and earnings per share had the fair value method of accounting been applied to the Company’s stock compensation plans.

                                                                    Year Ended December 31,
                                                           -------------------------------------
                                                              2003         2002        2001
                                                              ----         ----        ----
Net income, as reported                                     $41,190       $4,389     $28,104
Add:  Stock based employee compensation expense
included in net income, net of related tax effects              383          ---         ---
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                     (452)        (112)        (72)
                                                               ----         ----         ---
Pro forma net income                                        $41,121       $4,277     $28,032
                                                            =======       ======     =======

Earnings per share:
Basic-as reported                                             $1.51        $0.16       $1.03
                                                              =====        =====       =====
Basic-pro forma                                               $1.50        $0.16       $1.02
                                                              =====        =====       =====
Diluted-as reported                                           $1.42        $0.15       $0.97
                                                              =====        =====       =====
Diluted-pro forma                                             $1.42        $0.15       $0.97
                                                              =====        =====       =====

This pro forma impact only takes into account options granted since January 1, 1995. The average fair value of options granted during 2002 was $6.66. The fair value was estimated using the Black-Scholes Option pricing model based on the market price at Grant Date of $13.73 and the following assumptions: risk-free interest rate of 3.5%, expected life of 7 years, volatility of 50% and dividend yield of 1.31%. No Options were granted by the Company in 2003 or 2001.

Insurance receivables--

The Company has maintained insurance coverage in the event of a lessee’s insolvency, bankruptcy or default. Amounts recorded as an insurance claim receivable are included in other receivables, net in the Consolidated Balance Sheets and are limited to those amounts that are probable of collection and include only incurred costs and losses related to the insurable event. Amounts recorded as insurance claim receivable are recorded in other (income)/expense, net in the Consolidated Statements of Income. Upon collection of the receivable from the insurance carriers, any amounts in excess of or less than the receivable recorded would be recorded as other (income)/expense, net in the Consolidated Statements of Income.

Property and equipment--

The Company states property and equipment at cost, except for property and equipment that has been impaired, for which the Company reduces the carrying amount to the estimated fair value at the impairment date. Property and equipment is included in other assets on the accompanying Consolidated Balance Sheet. The Company capitalizes significant improvements; the Company charges repairs and maintenance costs that do not extend the lives of the assets to expense as incurred. The Company removes the cost and accumulated depreciation of assets sold or otherwise disposed of from the accounts and recognizes any resulting gain or loss upon the disposition of the assets.

The Company depreciates the cost of property and equipment over their estimated useful lives on a straight-line basis as follows: buildings – 40 years; furniture and fixtures – 3 to 7 years; computers and office equipment – 3 to 5 years; and other property and equipment – 3 to 10 years.

Leasing equipment--

The Company records equipment at cost, except for equipment that it considers impaired. When equipment is considered impaired, the Company reduces the carrying amount to the equipment’s estimated fair value at the impairment date. The Company capitalizes significant improvements if such improvements extend the life of the equipment. The Company charges repair and maintenance costs that do not extend the lives of the assets to expense as incurred. Upon disposition of equipment, the Company removes the cost and accumulated depreciation of assets disposed of from the accounts and recognizes any resulting gain or loss.

Depreciation and amortization of leasing equipment (both equipment on-lease to customers and available for hire) is provided under the straight-line method based upon the following estimated useful lives:

          Dry freight standard containers           12.5 years
          Chassis                                   17.5 to 22.5 years
          Other                                     3 to 15 years

In March 2002, the Company completed a $500,000 chassis securitization facility. At that time, independent appraisals indicated a chassis useful life of between 20 and 25 years. As a result, effective April 1, 2002, the Company revised its estimate of the useful life of certain of its chassis from 17.5 years to 22.5 years. The effect of this change was to decrease depreciation expense by $6,866 ($4,120 net of tax) for the year ended December 31, 2002 which resulted in a $0.15 and $0.14 increase in the basic and diluted net income per share, respectively. The valuations and in-depth review concluded that no change was required to the residual value of the Company’s chassis.

CAI, the Company’s 50% owned subsidiary, had an independent valuation performed on its container fleet to determine the useful life of the containers as well as the estimated market value at the end of their useful life. As a result, effective April 1, 2002, the Company adjusted the useful life for all of its containers to 12.5 years (previously 12.5 to 15 years) and changed its residual values to the estimated market value of the containers as determined by the appraisal. The effect of these changes for the year ended December 31, 2002 was to decrease depreciation expense of the Company by $489. In addition, the Company recognized additional depreciation recorded by CAI prior to June 27, 2002 of $626 that was recorded by the Company in loss for investments accounted for under the equity method. The net effect of all these changes increased net income by $51 for the year ended December 31, 2002 considering the Company’s 50% common equity interest in CAI.

Gains or losses resulting from the disposition of leasing equipment are recorded in the year of disposition. These amounts are recorded in other (income)/expense, net on the Consolidated Statement of Income.

In August 2001, the FASB approved its proposed SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances occur measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds it estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS 144 on January 1, 2002. During the first quarter of 2002, the Company evaluated the carrying value of its long-lived assets as prescribed by SFAS 144. The adoption of this statement in the first quarter of 2002 did not result in an adjustment to our Consolidated Financial Statements.

At December 31, 2003 and 2002, the Company performed a review of its container and chassis fleet in order to determine whether these assets are impaired in accordance with SFAS 144. The container fleet is reported within the container leasing segment, while the chassis are reported within the domestic intermodal equipment segment. This review indicated that there was no impairment to the fleet with the exception of specific units that were idle, some of which were badly damaged, and other specific units with design flaws. The Company performed a review of this equipment to determine whether the units would be repaired and returned to service or sold based upon the best economic alternative for the Company. This determination was based on the condition of the unit, its location and the resale market within that location. All units identified for sale were then written down, if required, to estimated net realizable value. For the years ended December 31, 2003 and 2002, the impairment loss on equipment was $3,065 and $4,065. These amounts are recorded in depreciation expense on the accompanying Consolidated Statement of Income for 2003 and 2002, respectively. In addition, the Company recorded impairment losses related to damaged chassis equipment that was subsequently remanufactured of $4,994 and $4,719 for the years ended December 31, 2003 and 2002, respectively. These amounts are recorded in lease operating expenses on the accompanying Consolidated Statements of Income for 2003 and 2002, respectively.

During the years ended December 31, 2003 and 2002, CAI performed a review of its container fleet in order to determine whether these assets were impaired in accordance with SFAS 144. The container fleet is reported in the container leasing segment. The loss was calculated by comparing the equipment’s net book value to the estimated realizable value of the equipment. The total impairment loss recorded by CAI at December 31, 2003 was $990 which reduced income before taxes by $495 after taking into account the Company’s 50% minority interest adjustment. The total impairment loss recorded by CAI at December 31, 2002 was $4,231. The Company’s 50% share of this loss is $2,115 of which $1,732 was recognized by CAI before June 27, 2002 and was recorded by the Company in loss for investments accounted for under the equity method. In addition $766 of additional depreciation was recognized by CAI after June 27, 2002 which reduced income before taxes by $383 after taking into account the Company’s 50% minority interest adjustment.

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

Through September 30, 2003, the Company classified its retained interest in the off-balance sheet direct finance lease securitization completed in March 1999 as an available-for-sale security in the Consolidated Balance Sheets. Effective October 1, 2003, a customer elected to return a portion of the equipment covered by a direct financing lease which had been included in the lease securitization program. This equipment was subsequently leased to another customer under the terms of an operating lease agreement. As such, the lease could no longer be considered a financial asset and the Securitization Trust special purpose entity could no longer be treated as an off-balance sheet qualified special purpose entity for accounting purposes. Therefore, effective October 1, 2003, the Company consolidated the assets and liabilities of this special purpose entity. For further information regarding the lease securitization program and the consolidation of this special purpose entity, see Note 8 to the Consolidated Financial Statements. Impairment losses of $134 for the year ended December 31, 2002, were recorded and included in the accompanying Consolidated Income Statements based upon management’s analysis of projected cash flows of the underlying direct finance lease receivables in the Securitization Trust.

During the year ended December 31, 2003, sale of available-for-sale securities resulted in proceeds of $1,445, and gross losses of $50. During the year ended December 31, 2002, sales of available-for-sale securities resulted in proceeds of $574, gross gains of $5, and gross losses of $35. During the year ended December 31, 2001, no sales of available-for-sale securities took place.

The amortized cost and estimated fair value of available for sale securities as of December 31, 2003 and 2002 are as follows:

                                                          Gross Unrealized
                                      Amortized        Holding        Holding        Estimated
                                        Cost            Gains          Losses       Fair Value
                                        ----            -----          ------       ----------
   2003
   ----
   Marketable Securities                   $24            ---           ---               $24
                                           ---            ---           ---               ---
                                           $24           $---          $---               $24
                                           ===           ====          ====               ===
   2002
   ----
   Other Investment Securities         $10,319           $---          $---           $10,319
   Marketable Securities                 1,553            ---           (86)            1,467
                                         -----            ---           ---             -----
                                       $11,872           $---          $(86)          $11,786
                                       =======           ====          ====           =======

Comprehensive income/(loss)--

Comprehensive income/(loss) consists of net income for the current period and gains and losses that have been previously excluded from the income statement and were only reported as a component of equity.

The tax effect of other comprehensive income/(loss) is as follows:

                                                            Before Tax         Tax        Net of
                                                              Amount         Effect     Tax Amount
                                                            -----------      ------     ----------

Year Ended December 31, 2003
Unrealized holding gains arising during the period:
Marketable securities (1)(2)                                      $83         $(29)          $54
Cumulative foreign currency translation adjustment                 71          (25)           46
Swap agreements                                                15,270       (4,700)       10,570
                                                               ------       ------        ------
                                                              $15,424      $(4,754)      $10,670
                                                              =======      =======       =======
(1)	Amounts are net of losses on sales of marketable securities of $50 (before income tax effect of $2) recognized in the income statement.

(2)	Amounts are net of a realized loss of $44 (before income tax effect of $18) considered permanent and recognized in the income statement.

Year Ended December 31, 2002
Unrealized holding losses arising during the period:
Marketable securities (3)                                      $(40)         $14          $(26)
Other investment securities (4)                                (304)          15          (289)
Cumulative foreign currency translation adjustment              (66)          23           (43)
Swap agreements                                             (23,436)       8,703       (14,733)
                                                            -------        -----       -------
                                                           $(23,846)      $8,755      $(15,091)
                                                           ========       ======      ========
(3)	Amounts are net of losses on sales of marketable securities of $30 (before income tax effect of $12) recognized in the income statement.

(4)	Amounts are net of impairments of $134 (before income tax effect of $5) recognized in the income statement.

                                                            Before Tax         Tax        Net of
                                                              Amount         Effect     Tax Amount
                                                            -----------      ------     ----------

Year Ended December 31, 2001
Unrealized holding losses arising during the period:
Marketable securities                                          $(29)         $11          $(18)
Other investment securities                                  (1,005)          50          (955)
Swap agreements (5)                                         (12,363)       2,195       (10,168)
                                                            -------        -----       -------
                                                           $(13,397)      $2,256      $(11,141)
                                                           ========       ======      ========
(5)	Includes $9,012 (before income tax effect of $2,434) relating to the cumulative effect of adopting SFAS 133.

The components of accumulated other comprehensive income/(loss), net of taxes, are as follows:

                                                                         December 31,
                                                                ---------------------------
                                                                   2003            2002
                                                                -----------     -----------
Marketable securities                                                 $---           $(54)
Cumulative foreign currency translation adjustment                       3            (43)
Swap agreements                                                    (14,331)       (24,901)
                                                                   -------        -------
                                                                  $(14,328)      $(24,998)
                                                                  ========       ========

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”) requires disclosure of the estimated fair value of the Company’s financial instruments, excluding leasing transactions accounted for under SFAS 13. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale. Estimated fair values have been determined using the best available data and estimation methodology suitable for each category of financial instrument. The estimation methodologies used to estimate the fair values and recorded book balances of the Company’s financial instruments at December 31, 2003 and 2002 are as follows:

Cash and cash equivalents

For such short-tem investments, the carrying value is considered to be a reasonable estimate of fair value.

Marketable securities

For marketable securities and investment securities in the Company’s portfolio, fair value was determined by reference to quoted market prices, when available.

Accounts receivable

The carrying value of accounts receivable is considered to be a reasonable estimate of fair value based on their short-term nature.

Accounts payable and accrued expenses

The carrying value of accounts payable and accrued expenses is considered to be a reasonable estimate of fair value based on their short-term nature.

Interest rate swaps

Interest rate swap contracts are included in accounts payable and accrued expenses in the Consolidated Balance Sheets. The estimated fair value (which is also the recorded book value) is calculated externally using market data taking into account current market rates.

Debt and capital securities

The fair value of the Company’s debt and capital securities was based on quoted market prices where available. For those borrowings with floating interest rates, it is presumed their estimated fair value generally approximates their carrying value. The fixed-rate debt instruments, where quoted market prices were not available, were valued using a present value discounted cash flow analysis with a discount rate approximating current market rates of similar term debt at the end of the year. The discount rates used in the present value calculation ranged from 4.75% to 5.02% at December 31, 2003.

                                                          December 31, 2003                 December 31, 2002
                                                     ---------------------------     -------------------------------
                                                     Estimated     Recorded Book     Estimated Fair    Recorded Book
                                                     Fair Value       Balance            Value            Balance
                                                     ----------    -------------     --------------    -------------
Financial Assets:
Cash and cash equivalents                               $141,019      $141,019          $170,613          $170,613
Marketable and investment securities                          24            24             1,467             1,467
Accounts receivable                                       69,055        69,055            63,950            63,950

Financial Liabilities:
Accounts payable and accrued expenses (excluding
  interest rate swap contracts)                          164,036       164,036           110,436           110,436
Interest rate swap contracts                              34,026        34,026            49,577            49,577
Debt                                                     904,273       910,755           802,490           823,037
Capital securities                                        68,813        75,000            60,570            75,000

Concentration of risk--

Credit risk--

At December 31, 2003 approximately 47% of accounts receivable and 71% of the net investment in direct financing leases were from customers outside of the United States. At December 31, 2002, approximately 48% of accounts receivable and 72% of the net investment in direct financing leases were from customers outside of the United States.

In 2003, 2002 and 2001 the Company’s top 25 customers represented approximately 74%, 71% and 69%, respectively, of its consolidated billings, with no single customer accounting for more than 8.2% in any year.

Procurement risk--

The Company purchases substantially all of its containers from manufacturers in China, therefore any changes in the political, economic or financial condition of China could temporarily impact our ability to meet our customers’ equipment requirements.

Net income per share--

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period (which is net of treasury shares). Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options and the unvested portion of restricted stock grants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price for the period. Stock options that do not have a dilutive effect (because the exercise price is above the market price) are not included in the diluted income per share. For the years ended December 31, 2003, 2002, and 2001, all stock options to acquire common shares are dilutive. Unvested restricted stock grants were dilutive for the year ended December 31, 2003. See Note 16 to the Consolidated Financial Statements. There were no unvested restricted stock grants outstanding during the years ended December 31, 2002 and 2001. The convertible redeemable subordinated debentures issued by the Company in December 2002, January 2003 and February 2003 were dilutive for the year ended December 31, 2003 and antidilutive for the year ended December 31, 2002. For further discussion of the debt characteristics of the convertible redeemable subordinated debentures, see Note 4 to the Consolidated Financial Statements.

A reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

                                                         Year Ended December 31,
                                                         -----------------------
                                                       2003         2002        2001
                                                       ----         ----        ----
Numerator
     Net Income - Basic EPS                          $41,190       $4,389     $28,104
     Interest Expense on convertible debentures,
     net of tax of $1,334                              2,001           --          --
                                                       -----           --          --
     Net Income-Diluted EPS                          $43,191       $4,389     $28,104
                                                     =======       ======     =======

Denominator
     Weighted average common shares
     outstanding-Basic                                27,365       27,360      27,417
     Dilutive stock options                            1,569        1,842       1,556
     Dilutive convertible debentures                   1,461           --          --
     Dilutive restricted stock grants                      1           --          --
                                                           -           --          --
     Weighted average common shares
     outstanding-Diluted                              30,396       29,202      28,973
                                                      ======       ======      ======

Earnings per common share
     Basic                                             $1.51        $0.16       $1.03
                                                       =====        =====       =====
     Diluted                                           $1.42        $0.15       $0.97
                                                       =====        =====       =====

Adoption of New Accounting Standard--

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Existing U.S. GAAP provides for the recognition of such costs at the date of management’s commitment to an exit plan. In addition, SFAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS 146 did not materially affect the Company’s Consolidated Financial Statements.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about its obligations under certain guarantees it has issued. A guarantor is required to disclose (a) the nature of the guarantee, including the approximate term, how the guarantee arose, and the events and circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligation under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Disclosure requirements are effective for financial statements with periods ending after December 15, 2002 while the initial recognition and initial measurement provisions shall be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted the provisions of FIN 45 as required. (See Note 9 to the Consolidated Financial Statements for disclosures regarding the Company’s guarantees.) The adoption of FIN 45 did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”) which addresses how a business should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 which was issued in January 2003. The Company adopted FIN 46R as of December 31, 2003. There was no impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The statement also includes required disclosures for financial instruments within its scope. This pronouncement required the Company to display the Company-Obligated Mandatorily Redeemable Preferred Securities in Subsidiary Grantor Trusts within the liability section on the face of the Consolidated Balance Sheets. Most of the guidance in SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the provisions of SFAS 150, relating to mandatorily redeemable non-controlling interest, were deferred indefinitely. The adoption of SFAS 150 did not affect the Company’s financial condition or results of operations.

In November 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-1. The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Issue 03-1 requires new tabular and narrative disclosure items effective for fiscal years ending after December 15, 2003. Companies are required to provide expanded information about their debt and marketable equity securities with market values below carrying values. The narrative information must include positive and negative information management considered in concluding the unrealized loss was not other-than-temporary and therefore was not recognized in earnings. For further discussion regarding unrealized holding losses, see Marketable and other investment securities above.

Use of estimates--

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Reclassifications--

Certain reclassifications have been made to the 2002 amounts in order to conform to the 2003 presentation.

(2)	Income taxes:

Significant components of deferred tax assets and liabilities as of December 31, 2003 and 2002 were as follows:

                                                        2003         2002
                                                        ----         ----
     Deferred tax assets:
         Loss carry forwards                          $123,607     $112,925
         Other                                          28,187       30,327
                                                        ------       ------
            Total deferred tax assets                  151,794      143,252
              Valuation allowances                     (16,009)     (14,806)
                                                       -------      -------
            Net deferred tax assets                    135,785      128,446
                                                       -------      -------

     Deferred tax liabilities:
         Operating property, net                       170,167      154,878
         Other                                           3,010        5,437
                                                         -----        -----
            Total deferred tax liabilities             173,177      160,315
                                                       -------      -------
            Net deferred tax liability                 $37,392      $31,869
                                                       -------      -------

One of the Company’s subsidiaries has tax net operating loss carryforwards (“NOLs”) for Federal income tax purposes totaling approximately $15,602, which may be used only to offset that subsidiary’s income. These NOLs, if not utilized, will expire between 2005 and 2006. A valuation allowance has been recorded for the full amount of these NOLs because the utilization of these NOLs prior to their expiration is considered unlikely. In 2003 and 2002, the Company recorded additional valuation allowances aggregating $1,203 and $6,253 primarily for future tax deductions related to an equity investment, the Chassis Holdings I, LLC and for losses incurred with respect to PCR.

Through December 31, 2003, the Company has incurred passive activity loss carryovers of approximately $220,659 for U.S. federal income tax purposes. These losses can be carried forward indefinitely to offset income from future leasing activities. Additionally, the Company and its subsidiaries have net operating loss carryovers aggregating approximately $211,446 which (after 2003 for New Jersey) can be used to offset fully or partially future taxable income for state purposes. For New Jersey state tax purposes these losses are scheduled to expire after 2009 if not utilized.

A significant subsidiary of the Company is a Barbados corporation. Under the terms of a protocol between the United States and Barbados, the subsidiary’s leasing income is fully taxable by Barbados, but exempt from U.S. Federal taxation. The Barbados tax rate is a maximum of 2½% of income earned in Barbados. No deferred U.S. Federal income taxes have been provided on the unremitted earnings of the subsidiary since it is the Company’s intention to indefinitely reinvest such earnings. At December 31, 2003 unremitted earnings of this subsidiary were approximately $316,986. The deferred U.S. Federal income taxes related to the unremitted earnings of this subsidiary would be approximately $110,945, assuming these earnings were taxable at the U.S. statutory rate, net of foreign tax credits.

As a company resident in Barbados, Interpool Limited is required to file tax returns in Barbados and pay any tax liability to Barbados. However, no Barbados tax returns have been prepared or filed for Interpool Limited for any period subsequent to its 1997 tax year, because such tax returns are required to be accompanied by audited financial statements for Interpool Limited, which are not available. The Company believes that the failure to file these returns has not resulted in any underpayment of taxes, interest or penalties (other than a nominal late filing penalty recently enacted in Barbados), because no Barbados taxes would have been due for the years for which returns have not been filed. The Company further believes that Interpool Limited’s failure to file these returns would not present any other material risk to Interpool. The Company intends to have the necessary Interpool Limited financial statements prepared and audited as promptly as practicable so that Interpool Limited’s Barbados tax returns can be filed as required. For further information regarding the July 2004 Protocol between the United States and Barbados, see Note 18 to the Consolidated Financial Statements.

A reconciliation of the U. S. statutory tax rate to the actual tax rate follows:

                                                            2003        2002       2001
                                                            ----        ----       ----
  U.S. statutory rate                                       35.0%        35.0%     35.0%
  Difference due to operation of subsidiary in Barbados    (32.9)      (285.5)    (26.7)
  State taxes                                                1.3        (52.0)      1.5
  Other                                                      1.4          4.3       1.4
  PCR losses                                                  --         39.3       2.1
  Valuation allowances                                       2.6        212.4       2.8
                                                             ---        -----       ---

  Actual tax rate                                            7.4%       (46.5)%    16.1%
                                                             ===        =====      ====

The provision (benefit) for income taxes, including the tax effect for the cumulative effect of change in accounting principle, reflected in the accompanying consolidated statements of income is as follows:

                    2003           2002            2001
                    ----           ----            ----
 U.S.              $1,724        $(1,883)         $5,107
 Other              1,557            490             293
                    -----            ---             ---
                   $3,281        $(1,393)         $5,400
                   ======        =======          ======

 Current           $1,473         $1,725          $1,898
 Deferred           1,808         (3,118)          3,502
                    -----         ------           -----
                   $3,281        $(1,393)         $5,400
                   ======        =======          ======
(3)	Leasing activities:

As lessor--

The Company has entered into various leases of equipment that qualify as direct financing leases. At the inception of a direct finance lease, the Company records a net investment based on the total investment (representing the total future minimum lease payments plus unguaranteed residual value), net of unearned lease income. The unguaranteed residual value is generally equal to the purchase option of the lessee, and is included in total lease receivables (approximately $63,927 and $60,012 at December 31, 2003 and 2002, respectively). Unearned income represents the excess of total future minimum lease payments plus residual value over equipment cost. Receivables under these direct financing leases, net of unearned income, are collectible through 2015 as follows:

                                               December 31, 2003
                             ----------------------------------------------------
                              Total Lease            Unearned          Net Lease
                              Receivable           Lease Income       Receivable
                             ----------------------------------------------------
         2004                   $129,287              $41,206            $88,081
         2005                    107,455               32,823             74,632
         2006                     93,261               24,103             69,158
         2007                     86,804               16,492             70,312
         2008                     51,997               10,492             41,505
         Thereafter              104,152               21,025             83,127
                                 -------               ------             ------
                                $572,956             $146,141           $426,815
                                ========             ========           ========

As of December 31, 2002, the Company had total lease receivable, unearned lease income and net lease receivables of $455,263, $121,134 and $334,129 respectively.

As of December 31, 2003 the Company also had noncancellable operating leases, under which it will receive future minimum rental payments as follows:

          2004                   $   89,733
          2005                       57,762
          2006                       46,006
          2007                       31,910
          2008                       14,731
          Thereafter                  5,578
                                      -----
                                  $ 245,720
                                  =========

The Company capitalizes lease commissions and amortizes this cost over the average life of the related lease contract. At December 31, 2003 and 2002, $3,902 and $3,987 of these commissions were included in other assets on the accompanying Consolidated Balance Sheet.

In February 2001, we demanded return of all our equipment on lease to a significant customer based in South Korea. The lessee subsequently commenced insolvency proceedings and did not return our equipment. At the time of this insolvency, we maintained insurance coverage against such lessee defaults, and we submitted a claim to our insurance carriers seeking to recover the value of the receivables owed by the customer (to the extent covered by the insurance policies). Our claim included per diem rental charges for up to one hundred and eighty days after the default date for equipment not returned by the lessee as well as loss, damage and recovery costs relating to the equipment on lease that are also billable to the lessee in accordance with the lease. Our claim was in excess of the policy’s maximum coverage of $35,000. On December 26, 2002, the insurance carriers filed a lawsuit against us seeking among other things rescission of the policies. We in turn filed an answer and counter-claim for payment of our insurance claim. For further information regarding the settlement of this lawsuit; see Note 18 to the Consolidated Financial Statements. As of December 31, 2003 and 2002 the outstanding receivable recorded from the insurance carriers is $20,481 and $19,605, respectively and is recorded in other receivables, net in the Consolidated Balance Sheet. The difference between the receivable recorded due from the insurance carriers and the claim submitted primarily relates to per diem revenues, repairs and maintenance and other costs billable to the lessee (and covered by the insurance contract) that are in excess of costs incurred.

Allowance for doubtful accounts--

The following summarizes the activity in the allowance for doubtful accounts:

                                                2003              2002              2001
                                            -----------       -----------       -----------
 Balance, beginning of year                   $14,033            $6,674           $16,372
      Provision charged to expense              4,248             7,843             9,001
      Increase for allowance due to
      consolidation of CAI as of June
      27, 2002                                     --             1,898               ---
      Reclassification of Liabilities of
      Business Transferred Under
      Contractual Agreement                       ---               ---              (538)
      Write-offs                               (2,140)           (2,504)          (18,327)
      Recoveries                                  226               132               170
      Other                                        (9)              (10)               (4)
                                              -------           -------            ------
 Balance, end of year                         $16,358           $14,033            $6,674
                                              =======           =======            ======

The allowance for doubtful accounts includes the Company’s estimate of allowances necessary for receivables on both operating and finance lease receivables. The allowance for doubtful accounts is developed based on two key components (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful and (2) reserves for estimated losses inherent in the receivables based upon historical trends. The Company believes its allowance for doubtful accounts is adequate to provide for credit losses inherent on its accounts receivable. The allowance for doubtful accounts is intended to provide for losses inherent in the accounts receivable, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. In addition, changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. Finance leases are evaluated on a case by case basis. When evaluating its operating and finance lease receivables for impairment, the Company considers, among other things, the level of past-due amounts of the respective receivable, the borrower’s financial condition, credit quality indicators of the borrower, the value of underlying collateral and third party credit enhancements such as guarantees and insurance policies. Once a finance lease is determined to be non-performing, Company procedures provide for the following events to take place in order to evaluate collectibility:

•	The past due amounts are reclassified to accounts receivable,

•	The equipment value supporting such finance lease is reclassified to leasing equipment, and

•	Collectibility is evaluated, taking into consideration equipment book value, and the total outstanding receivable, as well as the likelihood of collection through the recovery of equipment.

As of December 31, 2003 and 2002, included in accounts receivable are non-performing receivables of $12,795 and $11,127, respectively. The Company’s average non-performing receivables are $11,669 and $9,150 for the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, included in the allowance for doubtful accounts are reserves for the non-performing receivables of $11,918 and $9,505, respectively. As of December 31, 2003 and 2002, our non-performing receivables, net of applicable reserves, were 1.27% and 2.54%, respectively, of accounts receivable, net.

All outstanding amounts due for non-performing finance lease accounts are reclassified to accounts receivable, therefore an allowance for doubtful accounts for the net investment in direct financing leases is not required.

The Company seeks to reduce credit risk by maintaining insurance coverage against customer insolvency and related equipment losses. Through January 31, 2002, the Company maintained contingent physical damage, recovery/repatriation and loss of revenue insurance, which provided coverage in the event of a customer’s insolvency, bankruptcy or default giving rise to its demand for return of all of its equipment. The policy covered the cost of recovering the Company’s equipment from the customer, including repositioning cost, damage to the equipment and the value of equipment that could not be located or was uneconomical to recover. It also covered a portion of the lease revenues that the Company might lose as a result of the customer’s default (i.e., up to 180 days of lease payments following an occurrence under the policy). The premium rates and deductibles for this type of insurance have increased as a result of higher claim experience by the Company and also within the industry. As a result, effective March 1, 2003, the Company has obtained a new policy covering similar occurrences for a twelve-month period but with revised terms. The new coverage decreases the recoverable amount per occurrence to $9,000 as compared to $35,000 in our previous policy and increases the deductible per occurrence from $400 to $3,000. This coverage has since been extended to March 31, 2005. There can be no assurance that this or similar coverage will be available in the future or that such insurance coverage will cover the entirety of any loss.

(4)	Debt:

The following table summarizes our debt and capital lease obligations as of December 31, 2003 and 2002.

Total Debt and Capital Lease Obligations                                  December 31, 2003      December 31, 2002
----------------------------------------                                  -----------------      -----------------

Capital lease obligations payable in varying amounts through 2018               $325,258              $363,676
Chassis Securitization Facility, interest at 5.59% and 5.08% at
  December 31, 2003 and 2002, respectively
      Warehouse facility                                                          25,490                   ---
      Debt obligation                                                             86,413               120,246
      Capital lease obligation                                                   404,674               410,497
Revolving credit facility, interest rate at 3.09% and 2.64% at
  December 31, 2003 and 2002, respectively                                       193,495               175,000
Revolving credit facility CAI, interest at 3.37% and 3.69% at December
  31, 2003 and 2002, respectively                                                 87,000                74,000
Container securitization facility, interest at 6.5% and 5.85% at
  December 31, 2003 and 2002, respectively                                        76,565                91,991
7.35% Notes due 2007 (unsecured)                                                 147,000               147,000
7.20% Notes due 2007 (unsecured)                                                  62,825                62,825
9.25% Convertible redeemable subordinated debentures, mandatory
  redemption 2022 (unsecured)                                                     37,182                32,118
Notes and loans repayable with various rates ranging from 1.89% to
  7.90% and maturities from 2004 to 2010                                         194,785               119,858
                                                                                 -------               -------
Total Debt and Capital Lease Obligations                                       1,640,687             1,597,211
                                                                               ---------             ---------
   Less Current Maturities                                                       219,192               161,407

Total Non-Current Debt and Capital Lease Obligations                          $1,421,495            $1,435,804
                                                                              ==========            ==========

At December 31, 2003, the Company had fully utilized its revolving credit facility while CAI had approximately $17,000 available under its facility.

As of December 31, 2003, the annual maturities of capital leases and related interest were as follows:

                                Payment           Interest           Principal
                              -----------       ------------       -------------

          2004                 $ 82,028           $16,991            $ 65,037
          2005                   92,507            13,900              78,607
          2006                   63,059             9,678              53,381
          2007                   70,861             6,968              63,893
          2008                   58,576             4,713              53,863
          Thereafter            419,756             4,605             415,151
                                -------             -----             -------
                               $786,787           $56,855            $729,932
                               ========           =======            ========

As of December 31, 2003, the annual maturities of debt, net of interest thereon, were as follows:

          2004                                                       $154,155
          2005                                                        267,518
          2006                                                        154,872
          2007                                                        238,659
          2008                                                         27,117
          Thereafter                                                   68,434
                                                                       ------
                                                                     $910,755
                                                                     ========

The Company’s debt consists of notes and loans and capital lease obligations with installments payable in varying amounts through 2022, with a weighted average interest rate of 6.0% and 6.6% in 2003 and 2002, respectively. The principal amount of debt and capital lease obligations payable under fixed rate contracts is $491,335. Remaining debt and capital lease obligations of $1,149,352 is payable under floating rate arrangements, of which $500,115 has been converted to fixed rate debt through the use of interest rate swap agreements. At December 31, 2003, most of the debt and capital lease obligations of the Company are secured by a substantial portion of the Company’s leasing equipment and direct finance leases, except for $247,007 of debt which is unsecured. For further information on the accounting treatment for interest rate swap contracts see Note 5 to the Consolidated Financial Statements.

Effective October 1, 2003, a customer elected to return a portion of the equipment covered by a direct financing lease which had been included in a qualified special purpose entity as part of the lease securitization program. The equipment was subsequently leased to another customer under the terms of an operating lease agreement. As such, the lease could no longer be considered a financial asset and the entity could no longer be treated as an off-balance sheet qualified special purpose entity for accounting purposes. Therefore, effective October 1, 2003, the Company consolidated the assets and liabilities of this special purpose entity and recorded the remaining obligation of this special purpose entity amounting to $17.3 million as debt and capital lease obligations on the Consolidated Balance Sheets. For further information regarding the change in accounting for this special purpose entity, see Note 8 to the Consolidated Financial Statements.

Because the Company’s financial restatement and re-audits, as well as the completion of the internal investigations by special counsel to its Audit Committee, prevented the timely completion of its financial statements and Form 10-K for the year ended December 31, 2003 and its financial statements and SEC filings for 2004, the Company requested and received necessary waivers under its debt agreements. For additional information regarding this restatement, see Note 2 in the Company’s 2002 Form 10-K. During February 2004, the Company provided its lenders with a revised schedule for completing and filing its financial statements and periodic SEC filings for 2003 and 2004, and requested that the lenders waive any default resulting from the late preparation and filing of its financial statements and required periodic reports contained in the loan documents and debt instruments until the respective dates set forth in the revised schedule. The revised dates provided to, and accepted by the Company’s lenders are:

Statement	Revised Completion Date
2003 - 10-K	On or before August 31, 2004
2004 - First Quarter 10-Q	On or before December 31, 2004
2004 - Second Quarter 10-Q	On or before December 31, 2004
2004 - Third Quarter 10-Q	On or before December 31, 2004

The Company has received waivers from all of its lenders agreeing to the dates above. Although the Company hopes to be able to complete and file all reports earlier than the applicable dates, it cannot provide assurance that it will meet these deadlines. If the Company were unable to meet these deadlines, it would need to request additional waivers from certain of its financial institutions. In the event that any additional waiver is required and cannot be obtained before the applicable deadline, the Company might be in violation of the terms of the applicable indebtedness, and the lender could exercise its right to declare the Company in default, accelerate the indebtedness owed to such lender, and take other action against the Company. Moreover, the taking of any such action, or the possibility that such action could be taken, could cause one or more of the Company’s other financial institutions to take action.

Several of the waivers received from the Company’s financial institutions during 2003 and 2004 provide by their terms that the waiver is void if certain events occur, such as a declaration of default by one or more of its other lenders, or the commencement of civil or criminal proceedings against the Company or any adverse action by the SEC or the New York Stock Exchange, if such action has a material adverse effect upon the Company’s ability to perform its contractual obligations. Although the Company does not believe that any of these actions has occurred to date, there can be no assurance that they will not occur in the future. In addition, several of the waivers the Company obtained are contingent upon a determination by the applicable lender that the changes resulting from the financial restatement to its historical financial statements for 2001 and 2000 and the first nine months of 2002 did not represent a material change to the Company’s financial condition for these periods as originally reported. For additional information regarding this restatement, see Note 2 in the Company’s 2002 Form 10-K. While the restatement was necessary, the Company believes that its revised financial statements did not represent such a material change. In the event any of the existing waivers ceased to be effective by its terms, the Company could be deemed to be in violation of the terms of the indebtedness to which the waiver relates. In this event, one or more of its lenders could exercise their right to declare the Company in default, accelerate the indebtedness owed to such lender, and take other actions against the Company, such as attempting to exercise rights as a secured creditor with respect to any collateral. If any of these circumstances were to occur, the Company might not be able to meet its obligations to its lenders and other creditors and might not be able to prevent such parties from taking actions that could jeopardize the Company’s ability to continue to operate its business.

Debt Modifications: Throughout 2003, in connection with obtaining necessary waivers from lenders for late filing of its periodic reports with the SEC and the restatement of its past financial statements, the Company agreed to certain modifications to its existing debt agreements as follows:

•	The container securitization facility was amended to relinquish the Company’s right to request additional advances under the facility and the Company agreed that all lease payments subsequently received under the facility would be used to reduce the indebtedness. In addition, the Company agreed to comply with several new covenants, consistent with those contained in the amendment to its revolving credit agreement, as described below.

•	In May 2003, the Company established a $200,000 revolving warehouse facility within its chassis securitization facility and received funding from a $25,500 debt obligation issuance. In July 2003 and October 2003, the Company agreed, among other things, to suspend its ability to incur additional funding under the warehouse facility until such time as the loan and guarantee parties have each agreed in their sole discretion to reinstate their funding commitments. The loan and guarantee parties are under no obligation to reinstate any commitments to the warehouse facility.

•	In July 2003 and October 2003, and January and February 2004, in connection with obtaining necessary amendments under the Company’s revolving credit facility due to the late filing of its periodic reports with the SEC and the restatement of its past financial statements, the Company agreed, among other things, to reduce advance rates under this revolving facility, to add several events of default, to increase the interest rate margin, and to maintain specified levels of unrestricted cash and cash equivalents until the delinquent SEC filings are made. Specifically, the Company agreed to maintain unrestricted cash and cash equivalents of at least $71,000 at all times and at least $80,000 as of the last business day of each month, until its 2002 Form 10-K was filed. The Company’s 2002 Form 10-K was filed on January 9, 2004. Subsequent to January 9, 2004, the Company was obligated to maintain unrestricted cash and cash equivalents of at least $60,000 at all times and at least $67,500 as of the last business day of the month until completion and filing of all delayed financial statements for 2003 and 2004. This minimum cash requirement was also adopted in the waivers of the container securitization and one other loan agreement. In conjunction with the waiver received during February 2004, the Company replaced its annual amortization payment with monthly amortization payments under its revolving credit facility beginning in March 2004. The related minimum cash requirement was subsequently reduced dollar-for-dollar with the amortization payments and, as of June 30, 2004, amounts to $50,000. Beginning with the amortization payment due September 1, 2004, the minimum cash requirement will again be reduced dollar-for-dollar as amortization payments are made. The minimum cash balance requirement will be eliminated once the Company is current with its delayed financial filings.

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

•	In addition to the debt specifically identified above, the Company had additional notes and loans outstanding with various financial institutions. In the fourth quarter of 2003, the Company agreed to certain modifications to the provisions of some of these instruments. These modifications include, in certain instances, changes to the amortization schedule resulting in a requirement for accelerated principal payments of $16,634 ($2,000 of which were made during January and February, 2004 and the rest of which were eliminated when the facility in question was paid in full during March 2004), an average interest rate increase of 241 basis points on two debt facilities having a total of $67,672 outstanding as of December 31, 2003 and the pledging of $9,135 in additional collateral to four facilities having a total of $38,616 outstanding at the time the additional collateral was pledged.

•	In April 2003, in connection with a borrowing under the container securitization, the Company entered into an interest rate swap agreement with an original notional amount of $31,240. This swap contract (which qualifies as a cash flow hedge) matures in 2009 and the swap is used to manage interest rate risks on the floating rate borrowings in the securitization facility. In May 2003, in connection with a borrowing under the chassis revolving warehouse securitization facility, the Company entered into an interest rate swap with an original notional amount of $25,490. This swap contract (which qualifies as a cash flow hedge) matures in 2014 and the swap is used to manage interest rate risks on the floating rate borrowings in the chassis revolving warehouse securitization facility.

New Financings: In July 2002, the Company commenced a registered subscription rights offering of up to $31,465 of its 9.25% Convertible Redeemable Subordinated Debentures. The debentures were offered to holders of its common stock pursuant to the exercise of non-transferable subscription rights and were to be convertible into shares of its common stock. The Company had the right in its discretion to accept offers from other parties to purchase debentures not subscribed for by stockholders. On August 14, 2002, the Company terminated the subscription rights offering due to a delay in filing its Form 10-Q for the quarter ended June 30, 2002. The Company re-commenced the offering during November 2002 and accepted subscriptions for $32,118 of debentures, which were issued in December 2002. The Company also increased the size of the offering and subsequently accepted $5,064 of additional subscriptions in January and February 2003, resulting in a total of $37,182 million of debentures being issued. The debentures bear interest at an annual rate of 9.25%. They have a mandatory redemption feature upon the earlier of the occurrence of a change of control or on December 27, 2022. They have an optional redemption feature after the third anniversary at a price of 100% of outstanding principal, plus accrued interest. They have a special redemption feature between December 27, 2006 and December 27, 2007, during which period the Company may redeem the debentures by issuing common stock at $25.50 per debenture plus accrued interest, if the average closing price of its common stock for five consecutive trading days equals or exceeds $25.50 per share. Lastly, at any time, the holder of the debentures may convert the debentures into the Company’s common stock at a per share conversion price of $25 per debenture.

During 2003, in addition to additional financing under its container and chassis securitizations of $51,343 and $25,490, respectively the additional borrowing of $50,000 under its revolving credit facility, and $38,000 borrowed by CAI under its revolving credit facility, the Company entered into new financing arrangements totaling $134,980. The new debt and capital leases entered into during 2003 consisted of the following:

                                                                       New Borrowings
Total New Debt and Capital Lease Obligations                                2003
--------------------------------------------                           --------------

Capital lease obligations payable through 2010 with
  interest imputed at rates from 4.4% to 6.4%                             $14,356
9.25% Convertible redeemable subordinated debentures,
  mandatory redemption 2022                                                 5,064
Notes and loans repayable with various rates ranging
  from 3.1% to 4.0% and maturities from 2006 to 2009                      115,560
                                                                          -------

Total New Debt and Capital Lease Obligations 2003                        $134,980
                                                                         ========

Included in the notes and loans are borrowings of $16,000 and $7,000 from Yardville National Bank, a subsidiary of an entity in which the Company’s Chief Executive Officer owns approximately five percent of the common stock and serves on the Executive Committee of the Board of Directors. The term of the $16,000 loan is three years with thirty-four fixed monthly principal payments of $250 commencing May 25, 2003 and a final principal payment of $7,500 due on March 25, 2006. Interest is payable monthly, at an initial rate of 4.25%, and is adjusted monthly to the prime rate as published in the Wall Street Journal subject to a 4% minimum and 5% maximum per annum rate. The term of the $7,000 loan is five years with fifty-nine fixed monthly principal payments of $75 commencing September 7, 2003 and a final principal payment of $2,575 due on August 7, 2008. Interest is payable monthly, at an initial rate of 4%, and is adjusted monthly to the prime rate as published in the Wall Street Journal subject to a 4% minimum and 6% maximum per annum rate.

Covenants: Under its revolving credit facility and most of its other debt instruments, the Company is required to maintain covenants (as defined) for a tangible net worth of $125,000, a fixed charge coverage ratio of 1.5 to 1 and a funded debt to net worth ratio (as defined in the agreement, which is stockholder’s equity plus company-obligated mandatorily redeemable preferred securities in subsidiary grantor trusts, less goodwill) of 4.0 to 1. A financing facility entered into in March 2004 contains more stringent covenants, including a requirement that the Company maintains a tangible net worth of at least $300,000. The Company will seek to eliminate these more stringent covenants by refinancing this facility during the second half of 2004. At December 31, 2003, under covenants in the Company’s loan agreement approximately $93,905 of retained earnings were available for dividends. In July 2003 and October 2003, in connection with obtaining necessary waivers under the revolving credit facility due to the late filing of the Company’s periodic reports with the SEC and the restatement of its past financial statements, the Company agreed, among other things, to reduce advance rates under this facility, to define several additional events as events of default, to increase the interest rate margin and to maintain specified levels of unrestricted cash and cash equivalents until the delinquent SEC filings are made. The Company also agreed to restrictions on dispositions of collateral and on encumbrances of assets as well as a limitation on concessions that could be made to its other financial institutions in connection with obtaining waivers. The October 2003 amendment also required the Company to provide additional financial information to the lenders under the facility and to continue the engagement of a financial advisor. At December 31, 2003 the Company is in compliance with these covenants as amended.

(5)	Derivative instruments:

The Company’s assets are primarily fixed rate in nature while its debt instruments are primarily floating rate. The Company employs derivative financial instruments (interest rate swap agreements) to effectively convert certain floating rate debt instruments into fixed rate instruments and thereby manage its exposure to fluctuations in interest rates.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133. Statement 133, collectively referred to hereafter as SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in accumulated other comprehensive loss as a separate component of equity, and contractual cash flows, along with the related impact of the hedged items, continue to be recognized in earnings. On January 1, 2001, the Company adopted SFAS 133. SFAS 133, in part, allows special hedge accounting for fair value and cash flow hedges. SFAS 133 provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized currently in earnings in the same accounting period. SFAS 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. (The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings.)

During 2003, the Company modified its procedures for assessing hedge effectiveness, changing from a reliance on a dollar offset ratio calculation to the use of regression analysis. In following SFAS 133, the Company was required to discontinue the original hedging relationships and to redefine replacement hedging relationships with new documentation that reflected the use of regression analysis for the testing of hedge effectiveness.

As of December 31, 2003 and December 31, 2002, included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets is a liability of $34,026 and $49,577, respectively, representing the market value of the Company’s interest rate swap contracts.

The unrealized pre-tax income on cash flow hedges for the year ended December 31, 2003 of $15,270 and the related income tax provision of $4,700 have been recorded by the Company as a component of other comprehensive income (loss).

The unrealized pre-tax losses on cash flow hedges for the year ended December 31, 2002 of $23,436 and the related income tax benefit of $8,703 have been recorded by the Company as a component of other comprehensive income (loss). See Note 1 to the Consolidated Financial Statements for additional disclosures regarding swap agreements and their impact on other comprehensive income.

Amounts recorded in accumulated other comprehensive loss would be reclassified into earnings upon termination of these interest rate swap agreements and related debt instruments prior to their contractual maturity. The Company may at its discretion terminate or redesignate any such interest rate swap agreements prior to maturity. At that time, any gains or losses on termination would continue to amortize into income to correspond to the recognition of interest on the hedged debt. If such debt instrument was also terminated the gain or loss associated with the terminated derivative included in accumulated other comprehensive loss at the time of termination of the debt would be recognized in the Consolidated Income Statement at that time.

Pre-tax income for the year ended December 31, 2003 resulting from the change in fair value of interest rate swap agreements held which do not qualify as cash flow hedges under Statement 133 of $834 has been recorded on the Consolidated Statements of Income as fair value adjustment for derivative instruments. This compares to $5,621 of pre-tax losses for year ended December 31, 2002. Pre-tax income of $3 for the year ended December 31, 2003 resulting from interest rate swap agreements which qualify as cash flow hedges but are not perfectly correlated have associated ineffectiveness and have been recorded in the Consolidated Statements of Income as fair value adjustment for derivative instruments. This compares to $91 of pre-tax income for the year ended December 31, 2002. Future ineffectiveness related to these interest rate swap agreements will continue to be recorded in the Consolidated Statements of Income.

As of December 31, 2003, the annual maturities of the notional principal amounts, with installments payable in varying amounts through 2014, and the weighted average interest rates expected to be received or paid for interest rate swap contracts were as follows:

                                     Notional        Receive         Pay
                                      Amount          Rate           Rate
                                    -----------    -----------     --------

2004                                  $91,295         1.14%          4.89%
2005                                   95,091         1.14%          4.93%
2006                                   59,836         1.14%          4.98%
2007                                  166,906         1.15%          5.71%
2008                                   31,793         1.15%          5.33%
Thereafter                             95,605         1.15%          5.49%
                                       ------
Total                                $540,526         1.15%          5.29%
                                     ========

The weighted average receive rate is based on the floating rate option specified by the interest rate swap contract and are either one-month or three-month USD-LIBOR.

(6)	Assets Sold to Transport Intermodal Pool (“TIP”):

In March 2001, the Company sold 50,000 rail trailers and domestic containers, including all 41,000 rail trailers and domestic containers the Company acquired from the North American Intermodal Division of Transamerica Leasing, Inc. (“TA”) in October 2000, to TIP. The asset value as of March 31, 2001 includes $281,354 related to the units acquired from TA, $4,716 of accounts receivable and $62,009 of assets previously owned by the Company. The Company recorded a gain of $1,774 upon the consummation of this sale, which represents the premium paid for the units previously owned by the Company over their net book value.

(7)	Sale of PCR and Discontinuation of Microtech's Operations

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

On December 31, 2001, the Company acquired from the management of Microtech (who are the same individuals who managed PCR) the remaining 24.5% ownership interest in Microtech for $792 in cash, thereby increasing the Company’s ownership in Microtech to 100%.

In addition, on December 31, 2001, the Company completed the contractual sale of its 51% ownership stake of PCR to an investment group comprised of the management of PCR. Under the agreement, the Company sold its share of PCR for $3,200. The purchase price was satisfied through the issuance of a non-recourse note in the amount of $2,560 and a cash payment of $640 received by the Company on January 2, 2002. This transaction was not accounted for as a sale by the Company because of the level of the Company’s continued involvement in PCR subsequent to the transaction which included:

•	A $3,500 loan due from PCR under a long-term revolving credit facility;

•	A $1,400 finance lease and other receivables due from PCR primarily for its lease of computer equipment from Microtech;

•	A $5,000 guarantee provided by the Company for PCR borrowings from an unrelated financial institution. For information regarding the satisfaction of this guarantee in July 2004, see Note 18 (Subsequent Events – Financing Activities) to the Consolidated Financial Statements;

•	A $3,000 guarantee provided by certain directors and officers of the Company for a line of credit obtained by PCR from a financial institution related to the Company – (See Note 11 to the Consolidated Financial Statements); and

•	Bonus and consulting contracts entered into between the Company and the key executives of PCR.

Effective December 31, 2001, all of the assets of PCR were aggregated under the caption, assets of business transferred under contractual agreement, and all of the liabilities and minority interest of PCR were aggregated under the caption liabilities of business transferred under contractual agreement on the Company’s Consolidated Balance Sheet. The receivables due from PCR on the Company’s Consolidated Balance Sheet at December 31, 2001 were eliminated against the related liabilities included in liabilities of business transferred under contractual agreement.

During 2002, the Company included in other (income)/expense, net in the Company’s Consolidated Income Statement losses resulting from PCR’s operations with a corresponding reduction to assets of business transferred under contractual agreement in the Company’s Consolidated Balance Sheet. During the first three quarters of 2002, $4,002 of such PCR’s losses were recorded by the Company.

During the fourth quarter of 2002, the Company determined that it was unlikely that PCR would be able to continue as a going concern, and, in the first quarter of 2003, PCR entered bankruptcy proceedings and began the voluntary liquidation of its business. As a result, during the fourth quarter of 2002, the Company accrued for its obligations related to the liquidation of PCR. The amounts accrued by the Company in 2002 included $4,429 related to its guarantee of PCR’s debt, $2,681 in payments made by The Ivy Group (which had assumed the $3,000 guarantee made by certain officers and directors of the Company) to pay off PCR’s bank debt and provide short term liquidity (see further discussion below), the write-off of $1,400 in computer equipment related receivables due to Microtech, and $1,168 related to consulting and bonus agreements provided to key officers of PCR. These amounts have been included in other (income)/expense, net in the Company’s Consolidated Statements of Income. For further information regarding the satisfaction of the guarantee of PCR’s debts in July 2004, see Note 18 (Subsequent Events – Financing Activities) to the Consolidated Financial Statements.

At the time of closing of the sale of the Company’s interest in PCR, the Company provided a guarantee of an additional line of credit from a financial institution of up to $3,000 on PCR’s behalf. The financial institution subsequently agreed, at the Company’s request, to rescind this guarantee, retroactive to December 31, 2001. In lieu of the Company’s guarantee, effective December 31, 2001, certain directors and officers of the Company guaranteed an additional line of credit of up to $3,000 on behalf of PCR. Advances amounting to $698 and $1,983 in 2003 and 2002, respectively, were made to PCR by The Ivy Group to pay off borrowings under the line of credit and to provide PCR with working capital. The Ivy Group is a partnership controlled by certain current and former officers and directors of the Company. The advances made by The Ivy Group to PCR are considered capital contributions to the Company and payments by the Company to PCR. The payments to PCR have been determined to be uncollectible and, accordingly, were written off by the Company as described above. Payments made in 2002 amounting to $1,983 have been included in additional paid in capital. The remaining payments made in 2003 of $698 were included in accounts payable and accrued expenses at December 31, 2002 and were reclassified to additional paid in capital during 2003 when the payments were made.

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

Prior to October 1, 2003 the Company classified the retained interest as an available for sale security, which was included in other investment securities in the accompanying Consolidated Balance Sheets. Accordingly, the retained interest was accounted for at fair value, with any changes in fair value over its allocated historical book value recorded as a component of accumulated other comprehensive income/(loss), net of tax, in the Consolidated Statement of Changes in Stockholders’ Equity. As of September 30, 2003 and December 31, 2002, the Company’s estimated fair market value of its retained interest was $3,801 and $10,319, respectively, using a discounted cash flow model assuming expected credit losses of 1.5% and a discount rate of 12.6%, in both periods. Prior to October 1, 2003 and for the years ended December 31, 2002 and 2001, the Company recorded interest income on the retained interest totaling $976, $1,777, and $3,558, respectively, which is included in revenues in the accompanying Consolidated Statements of Income. Impairment losses of $571, $134 and $0 for the nine months ended September 30, 2003 and for the years ended December 31, 2002 and 2001, respectively, were recorded and included in the accompanying Consolidated Statements of Income based upon changes in management’s projected cash flows of the underlying direct finance lease receivables in the securitization trust. The impairment charge recorded in 2003 resulted primarily from an amendment and waiver dated September 19, 2003, wherein the Company agreed that all future cash flows generated by the securitization facility that would have otherwise been remitted to the Company in satisfaction of its retained interest would be used to reduce the remaining obligations of its container securitization facility until such obligations were fully repaid. In addition, the Company agreed to defer its receipt of servicing fees. Once all obligations are repaid, the Company would then receive the future lease payments in satisfaction of its net investment in direct financing leases and deferred servicing fees. For the nine months ended September 30, 2003 and for the years ended December 31, 2002 and 2001 cash flows received on the retained interest were $6,923, $6,435 and $15,585, respectively.

During the fourth quarter of 2003, a customer elected to return a portion of the equipment covered by a direct financing lease which had been included in the lease securitization program. This equipment was subsequently leased to another customer under the terms of an operating lease agreement. As such, the lease could no longer be considered a financial asset and since the special purpose entity continued to own this non-financial asset, the entity could no longer be treated as an off-balance sheet qualified special purpose entity for accounting purposes.

Effective October 1, 2003, a customer elected to return a portion of the equipment covered by a direct financing lease which had been included in a qualified special purpose entity as part of the lease securitization program. The equipment was subsequently leased to another customer under the terms of an operating lease agreement. As such, the lease could no longer be considered a financial asset and the Securitization Trust special purpose entity could no longer be treated as an off-balance sheet qualified special purpose entity for accounting purposes. Therefore, effective October 1, 2003, the Company consolidated the assets and liabilities of this special purpose entity. As a result, the Company recorded the net investment in direct financing leases of $19,742 on the accompanying Consolidated Balance Sheets which represents the remaining lease payments for the direct financing leases in the securitization, net of the interest implicit in the leases. In addition, the Company recorded leasing equipment of $1,326 related to the equipment subsequently leased under the terms of the operating lease agreement. The remaining obligations under the ABN’s amounting to $17,793 were recorded as debt and capital lease obligations on the Consolidated Balance Sheets at October 1, 2003. After consolidating these and other assets and liabilities of the special purpose entity, net of the book value of the Company’s retained interest in the securitization of $3,801 on October 1, 2003, the Company recognized income of $2,870 in other (income)/expense, net in the Consolidated Statements of Income at October 1, 2003. This income resulted from the favorable credit loss experience through September 30, 2003 on the underlying direct financing leases as compared to the assumed credit losses of 1.5%.

During the three months ended December 31, 2003, the amortization of the net investment in direct financing leases and the revenue earned on these direct financing leases amounted to $4,355 and $608, respectively.

Interpool Limited, a subsidiary of the Company (the “Servicer”), acts as servicer for the assets. Pursuant to the terms of the servicing agreement as amended on October 18, 2002, the Servicer is paid a fee of 0.75% of the assets under management. Prior to the amendment to the servicing agreement, the Servicer was paid a fee of 0.40%. As a result of this amendment, the Company recorded a permanent impairment loss of $240 for the year ended December 31, 2002 in the accompanying Consolidated Statements of Income. The Company’s management has determined that the servicing fee paid approximates the fair value for services provided, as such, no servicing asset or liability has been recorded. For the nine months ended September 30, 2003 and for the years ended December 31, 2002 and 2001, the Company received servicing fees totaling $706, $591 and $486 which are included in revenues in the accompanying Consolidated Statement of Income.

At December 31, 2002, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

                                                                 December 31, 2002
                                                                 -----------------
     Carrying amount/fair value of retained interests                 $10,319
     Weighted-average life (in years)                                     1.8
     Expected credit losses (annual rate)                                1.5%
     Impact on fair value of 10% adverse change                           $83
     Impact on fair value of 20% adverse change                          $167
     Residual cash flows discount rate (annual)                         12.6%
     Impact on fair value of 10% adverse change                          $182
     Impact on fair value of 20% adverse change                          $354
(9)	Other contingencies and commitments:

Lease Commitments: The Company and its subsidiaries are parties to various operating leases relating to office facilities, transportation vehicles, and certain other equipment with various expiration dates through 2012. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses. Rental expense under operating leases aggregated $21,470, $17,074 and $14,856 for the years ended December 31, 2003, 2002 and 2001, respectively.

As of December 31, 2003, the aggregate minimum rental commitment under operating leases having initial or remaining noncancellable lease terms in excess of one year was as follows:

                    2004                                $20,167
                    2005                                 15,412
                    2006                                 18,496
                    2007                                 10,919
                    2008                                  5,864
                    Thereafter                            6,483
                                                        -------
                                                        $77,341
                                                        =======

The Company and its subsidiaries are parties to various capital leases and obligated to make payments related to its long-term borrowings. (See Note 4 to the Consolidated Financial Statements).

Employment Agreements: The Company has entered into employment agreements with certain executive officers and employees which provide for minimum salary, bonus arrangements and benefits for periods from 1 to 7 years. As of December 31, 2003, the minimum obligation related to these agreements approximated $8,800.

Separation Agreements: The Company has entered into separation agreements with its former President and Chief Operating Officer and its former Executive Vice President and Chief Financial Officer that provide for payments and benefits for periods of 2 to 4 years. As of December 31, 2003, the minimum obligation related to these agreements approximated $4,172. The expense related to these separation agreements was recorded during 2003.

Guarantees: In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about its obligations under certain guarantees it has issued. A guarantor is required to disclose (a) the nature of the guarantee, including the approximate term, how the guarantee arose, and the events and circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligation under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Disclosure requirements are effective for financial statements with periods ending after December 15, 2002 while the initial recognition and initial measurement provisions shall be applied on prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s Consolidated Financial Statements.

At December 31, 2003, the following guarantees were issued and outstanding:

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

Contractual relationships: The Company entered into a number of operating leases during 2000 and 2002 in which it guaranteed a portion of the residual value of the leased equipment. These leases have terms that expire between 7 and 10 years. If at the end of the lease term the fair market value of the equipment is below the guaranteed residual value in the agreement, the Company is liable for a percentage of the deficiency. The total of these guarantees is $12,405 of which $8,011 could be due in 4 to 5 years, with the remaining $4,394 potentially due in greater than 5 years. As of December 31, 2003 and 2002, included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets is a liability of $144 and $99, respectively, representing the accrual for these guarantees.

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

In return for the arrangement of the transaction on behalf of the financial institution and the guarantees discussed above, the Company was paid an arrangement fee and a portion of the initial rent for each container included in the lease. During the year ended December 31, 2003, 2,076 containers were delivered to the lessee and the Company received payments amounting to $1,240. The remaining 924 containers were purchased by the Company and leased to the customer under the terms of a direct finance lease.

The estimated fair value at the end of the lease term guaranteed by the Company for these containers amounts to approximately $4,360. The Company has estimated that its potential liability related to these guarantees is less than the estimated potential liability related to the Bargain Purchase Option granted to the lessee. As such, the Company has accrued for the estimated value of its liability for this Bargain Purchase Option amounting to $1,017 that could be due in greater than 5 years. All fees collected from the lessor have been deferred by the Company and included in accounts payable and accrued liabilities on the accompanying Consolidated Balance Sheets. The fees received from the lessor, net of the estimated liability for the Bargain Purchase Option, are being recognized by the Company over the term of the residual guarantee.

Standby Letters of Credit: As of December 31, 2003, CAI, a consolidated subsidiary of the Company, has two outstanding letters of credit totaling $6,000 which guarantee its obligations under certain operating lease agreements. These letters of credit expire in May, 2005.

Guarantee of Unconsolidated Affiliate Debt: Since 2000, the Company has guaranteed PCR debts due to third parties totaling $5,000. At December 31, 2002, with PCR in liquidation, a determination was made that it was probable that the Company would incur costs related to this guarantee. As a result, the Company has recorded a liability for $4,429 representing its guarantee of PCR debts net of amounts collected related to PCR’s liquidation. This is included in accounts payable and accrued expenses in the 2003 and 2002 Consolidated Balance Sheets. Although there is a recourse provision that allows the Company to recover payments under the guarantee, recovery is unlikely. This guarantee was subsequently paid off through a secured financing arrangement completed by the Company in July 2004. For information regarding the satisfaction of this guarantee in July 2004, see Note 18 (Subsequent Events – Financing Activities) to the Consolidated Financial Statements. (See Note 7 to the Consolidated Financial Statements for additional discussion of guarantees for PCR debt provided by The Ivy Group).

Other:

At December 31, 2003, commitments for capital expenditures for leasing equipment totaled approximately $105,275, with approximately $42,266 committed for 2004. Approximately $21,001 per year is committed for years 2005, 2006, and 2007, respectively.

The Company is engaged in various legal proceedings from time to time incidental to the conduct of its business. Such proceedings may relate to claims arising out of chassis accidents that occur from time to time which involve death and injury to persons and damage to property. Accordingly, the Company requires all of its lessees to indemnify the Company against any losses arising out of such accidents while the chassis are on-hire to the lessees. In addition, lessees are generally required to maintain a minimum of $2,000 in general liability insurance coverage which is standard in the industry. In addition, the Company maintains a back-up general liability policy of $200,000 in the event that the above lessee coverage is insufficient. While the Company believes that such coverage should be adequate to cover current claims, there can be no guarantee that future claims will never exceed such amounts. Nevertheless, the Company believes that no current or potential claims of which it is aware will have a material adverse effect on its financial condition or results of operations and that the Company is adequately insured against such claims.

For further discussion regarding the Stockholder litigation, see “Stockholder Litigation” in Note 18 to the Consolidated Financial Statements.

(10)	Cash flow information:

For purposes of the Consolidated Statements of Cash Flows, the Company includes all highly liquid short-term investments with an original maturity of three months or less in cash and cash equivalents.

For the years ended December 31, 2003, 2002 and 2001, cash paid for interest was approximately $105,272, $108,886 and $102,881, respectively. Cash paid for income taxes was approximately $2,175, $3,249 and $2,719, respectively.

(11)	Related party transactions:

During 2001, the Company leased approximately 28,500 square feet of commercial space for its corporate offices in Princeton, New Jersey from 211 College Road Associates, a New Jersey general partnership in which Martin Tuchman, a director and Chief Executive Officer and Warren L. Serenbetz, a director, held a significant equity interest. The 2001 annual base rental for this property was approximately $557 under a triple net lease expiring in 2010. In the opinion of the Company’s management, rent paid under this lease did not exceed rent that the Company would have paid in an arms’ length transaction with an unrelated third party. On January 28, 2002, the Company executed a Purchase and Sale Agreement, pursuant to which on May 1, 2002 the Company acquired the building which houses its corporate offices. The fair market value purchase price of the approximately 39,000 square feet building was $6,250, based upon a determination of the fair market value of the property by an independent property appraisal firm. The purchase price and other terms of the purchase were unanimously approved by the Company’s Board of Directors.

In January 1992 the Company executed a Consultation Services Agreement with Radcliff Group, Inc. pursuant to which Radcliff designated Warren L. Serenbetz, a stockholder and director, as an executive consultant. The Consultation Services Agreement was terminated in January 1995. Under the terms of the agreement compensation continued through December 2002 and payment of health related costs will continue through December 31, 2007. The final payment under the terms of the Consultation Services Agreement was made in January 2003. Compensation under this agreement was $492 in both 2002 and 2001.

Eurochassis L.P., a New Jersey limited partnership in which Raoul J. Witteveen, our former President and Chief Operating Officer, is one of the limited partners and the general partner, leases 100 chassis to Trac Lease, a subsidiary of Interpool. Annual lease expense amounted to approximately $91 for each of the years ended December 31, 2003, 2002 and 2001. The annual lease term renews automatically unless canceled or renewed under renegotiated lease rate terms by either party prior to the first day of the renewal period. The members of the Board of Directors have unanimously determined that the terms of all arrangements between Eurochassis L.P. and Trac Lease are beneficial and fair to the Company.

In January 1998, the Company entered into a non-exclusive Consulting Agreement with Atlas Capital Partners, LLC (“Atlas”) pursuant to which Mitchell I. Gordon, a Director of Interpool from 1998 to October 2003 and Chief Financial Officer and Executive Vice President from October 2000 to July 2003, provided investment banking consultation services. Under the terms of the Consulting Agreement, Atlas was to have been paid $240 (plus reimbursement of reasonable expenses), additional compensation of $560 and a twenty percent carried interest in investments made with funds provided by Interpool. In addition, Atlas was contractually entitled to an annual bonus in an amount that is usual and customary in the investment banking business for investment opportunities actually completed by the Company subject to set-off of the $560 additional compensation. In 2000, other compensation in the amount of $1,650 to be paid over three years, was earned by Atlas in connection with the acquisition by the Company of the North American Intermodal Division of Transamerica. As of October 2000, the Consulting Agreement was terminated with the exception of the deferred compensation related to the acquisition of Transamerica. Mr. Gordon resigned as an officer and director of the Company in 2003.

Chassis Holdings I, LLC

The Ivy Group, which is a New Jersey general partnership composed directly or indirectly of Martin Tuchman, Radcliff Group, Inc., Raoul J. Witteveen, Thomas P. Birnie and Graham K. Owen, has previously leased chassis to Trac Lease, Inc. (“Trac Lease”). As of December 31, 2000, pursuant to various equipment lease agreements, Trac Lease leased 6,047 chassis from The Ivy Group and its principals for an aggregate annual lease payment of approximately $2,900. On January 1, 2001, the various leases for the 6,047 units were combined into a single lease pursuant to which The Ivy Group and its principals were paid an aggregate lease payment of $2,691 through June 30, 2001. On July 1, 2001, the Company restructured its relationship with The Ivy Group and its principals to provide the Company with managerial control over 6,047 chassis previously leased by Trac Lease, a wholly owned subsidiary of the Company, from The Ivy Group. As a result of the restructuring, the partners of The Ivy Group contributed these 6,047 chassis and certain other assets and liabilities to a newly formed subsidiary, Chassis Holdings I LLC (“Chassis Holdings”), in exchange for $26,000 face value of preferred membership units and 10% of the common membership units, and Trac Lease contributed 902 chassis and $2 in cash to Chassis Holdings in exchange for $3,000 face value of preferred membership units and 90% of the common membership units. The preferred membership units are entitled to receive a preferred return prior to the receipt of any distributions by the holders of the common membership units. The value of the contributed chassis was determined by taking the arithmetic average of the results of independent appraisals performed by three nationally recognized appraisal firms in connection with the Company’s establishment of a chassis securitization facility in July 2000. As the managing member of Chassis Holdings, Trac Lease exercises sole managerial control over the entity’s operations. Chassis Holdings leases all of its chassis to Trac Lease at a rental rate equal to the then current Trac Lease fleet average per diem. Chassis Holdings and the holders of the preferred membership units are party to a Put/Call Agreement which provides that the holders of preferred units may put such units to Chassis Holdings under certain circumstances and Chassis Holdings may redeem such units under certain circumstances. Chassis Holdings will be required to make certain option payments to the holders of the preferred membership units in order to preserve its right to redeem such units.

Based on 90% common unit ownership held by Trac Lease, the Company’s Consolidated Financial Statements include the accounts of Chassis Holdings. The Ivy Group’s interest in the common and preferred units of Chassis Holdings of approximately $26,326 is classified as minority interest in equity of subsidiaries in the accompanying Consolidated Balance Sheets. Dividends paid on the common units and distributions on the preferred units totaling $2,906, $3,120 and $1,651 for the years ended December 31, 2003, 2002 and 2001, are included in minority interest (income)/expense, net in the accompanying Consolidated Statements of Income.

The members of the Board of Directors have unanimously determined that the terms of all arrangements between The Ivy Group and Trac Lease, including the formation of Chassis Holdings, are beneficial and fair to the Company.

PCR Transactions

In July 2000, Yardville National Bank (a subsidiary of an entity in which the Company’s Chief Executive Officer owns approximately five percent of the common stock and serves on the Executive Committee of the Board of Directors) extended a revolving credit facility of $2,500 to PCR, secured by substantially all of PCR’s assets. On August 31, 2000 this facility was increased to $5,000.

In connection with the sale of PCR in December 2001, Martin Tuchman and Raoul Witteveen agreed in March 2002 to guarantee this line of credit between PCR and Yardville National Bank which had been reduced to $3,000 and the Company was released from a guarantee it had previously executed. This guarantee was subsequently paid off through advances made to PCR by The Ivy Group. PCR’s line of credit with Yardville National Bank was reduced to $1,656 in March 2002 and later increased to $2,000 in September 2002. Advances amounting to $698 and $1,983 in 2003 and 2002, respectively, were made to PCR by The Ivy Group to pay off borrowings under the line of credit and to provide working capital. The Ivy Group is a partnership controlled by certain current and former officers and directors of the Company. The advances made by The Ivy Group to PCR are considered capital contributions to the Company and payments by the Company to PCR. The payments to PCR have been determined to be uncollectible and have been expensed by the Company and included in other (income)/expense, net. Payments made in 2002 amounting to $1,983 were included in additional paid in capital. The remaining payments made in 2003 of $698 were included in accounts payable and accrued expenses at December 31, 2002 and were reclassified to additional paid in capital during 2003 when the payments were made.

Bank Loans

In September 2000, Yardville National Bank (a subsidiary of an entity in which the Company’s Chief Executive Officer owns approximately five percent of the common stock and serves on the Executive Committee of the Board of Directors) provided a revolving line of credit to the Company. The line of credit was initially $9,750 and was secured by equipment and the related leases. The interest rate was Yardville National Bank’s base interest rate minus 0.5%. The Company utilized a portion of this facility from inception through April 2002 when the loan balance was paid and the facility ended.

In April 2003 and August 2003 the Company borrowed $16,000 and $7,000, respectively, from Yardville National Bank. The term of the $16,000 loan is three years with thirty-four fixed monthly principal payments of $250 commencing May 25, 2003 and a final principal payment of $7,500 due on March 25, 2006. Interest is payable monthly, at an initial rate of 4.25%, and is adjusted monthly to the prime rate as published in the Wall Street Journal subject to a 4% minimum and 5% maximum per annum rate.

The term of the $7,000 loan is five years with fifty-nine monthly principal payments of $75 commencing September 7, 2003 and a final principal payment of $2,575 due on August 7, 2008. Interest is payable monthly, at an initial rate of 4%, and is adjusted monthly to the prime rate as published in the Wall Street Journal subject to a 4% minimum and 6% maximum per annum rate.

In connection with our borrowings from Yardville National Bank, our Board of Directors unanimously determined that the interest rate and other terms of such borrowings were at least as favorable to us as could have been obtained in an arms’-length transaction with an unrelated third party.

Fathom Co., LTD Agency Fees

The Company paid Fathom Co., LTD (“Fathom”), its local representative in Taiwan, $116 for each of the years ended December 31, 2003, 2002 and 2001 to represent the Company with the Taiwan depots that store and repair damaged containers and to provide customer support. Fathom is owned by a Regional Vice President of Interpool Limited (who is not an executive officer of the Company) and members of his family. Management has determined that the fee for these services between Fathom and Interpool Limited are beneficial and fair to the Company.

Summary of Related Party Transactions

The effect of the above related party transactions included in the accompanying Consolidated Statement of Income are as follows:

                                                  2003       2002        2001
                                                  ----       ----        ----
          Revenue                                  $---       $---        $496
                                                   ====       ====        ====
          Lease operating expense                $2,997     $3,234      $4,343
                                                 ======     ======      ======
          Administrative expense                   $157       $857      $1,495
                                                   ====       ====      ======
          Other (income)/expense, net              $---     $2,763        $---
                                                   ====     ======        ====
          Interest expense                         $540        $40        $452
                                                   ====        ===        ====
(12)	Relationship with CAI:

The Company holds a 50% common equity interest in CAI, which it acquired in April 1998. CAI owns and leases its own fleet of containers and manages, for a fee, containers owned by the Company and third parties. The Company entered into its operating relationship with CAI primarily to facilitate the rental in the short-term market of containers coming off long-term lease, to gain access to new companies looking to lease containers on a long term basis and to realize cost efficiencies from the operation of a coordinated container lease marketing group. The marketing group, which is organized as a wholly-owned subsidiary of the Company, is responsible for soliciting container lease business for both the Company and CAI, including long-term and direct finance lease business and short-term lease business on master lease agreements. The Company’s agreement with CAI provides that all long-term and direct finance lease business will be purchased by the Company, subject to the Company offering to CAI, at cost, 10% of this long-term and direct finance lease business. By mutual agreement, CAI has purchased for its own account long-term and direct finance lease business in excess of such amounts. During 2003, CAI sold containers to Interpool in the amount of $5,890 and recorded a gain on these sales of $557. During 2002, CAI sold containers to Interpool in the amount of $38,705 and recorded a gain on these sales of $5,102. These gains have been eliminated from the accompanying Consolidated Financial Statements.

The 50% equity interest in CAI not held by the Company is owned by CAI’s chief executive officer. Under the terms of a Shareholder Agreement entered into in 1998 between the Company and CAI’s chief executive officer, since an initial public offering for the registration and sale of CAI’s common stock has not been initiated before April 2003, CAI’s chief executive officer has the right to have an independent valuation of CAI completed on an annual basis to determine the fair value of CAI. An independent valuation of CAI has not been initiated. However, following the completion of such an appraisal, the Company has the right to make a written offer to acquire the chief executive officer’s equity for an amount equal to 50% of the fair value of CAI as indicated in the appraisal. If an offer is not made by the Company, CAI’s chief executive officer has a right to require CAI to take the necessary steps to effect an initial public offering to sell his equity. All costs associated with an initial public offering of CAI would be borne by CAI.

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

On June 27, 2002, CAI entered into an amended $110,000 senior revolving credit agreement with a group of financial institutions. To facilitate the closing of this new credit facility, the Company agreed to extend the repayment terms of its Note so as to require mandatory quarterly principal payments of $1,683 beginning July 30, 2006 through April 30, 2011 and modified certain financial covenants in the Note. Interest on the Note continues to accrue at an annual fixed rate of 10.5% and is payable quarterly. The Note continues to be cross-defaulted with CAI’s senior credit agreement, subject to the terms of an amended and restated subordination agreement. At the same time, the Company was granted the right to appoint a majority of CAI’s board of directors. As a result of these transactions and gaining a majority position on CAI’s board, the Company’s financial statements include CAI as a consolidated subsidiary commencing June 27, 2002. Previously, CAI was accounted for under the equity method of accounting. The Company’s share of the equity losses of CAI for the periods from January 1, 2001 through June 26, 2002 have been recorded in losses for investments accounted for under the equity method in the accompanying Consolidated Statements of Income. For the period from June 27, 2002 through December 31, 2003, CAI’s results of operations have been included in the appropriate captions on the accompanying Consolidated Statements of Income. The assets and liabilities of CAI at December 31, 2003 and 2002, after elimination of intercompany transactions, have been included on the accompanying Consolidated Balance Sheets.

A total of $87,000 and $74,000 was outstanding under CAI’s senior revolving credit facility at December 31, 2003 and 2002, respectively. Borrowings under CAI’s senior credit facility are secured by substantially all of CAI’s assets, other than certain excluded assets, and are payable on June 27, 2005. The senior credit facility contains various financial and other covenants. At December 31, 2003 CAI was in compliance with these covenants.

The senior credit facility was amended in May 2003 to increase the letter of credit commitment by the lenders’ administrative agent.

In addition, CAI has entered into sale-leaseback transactions with third parties pursuant to which CAI sells maritime shipping containers to such third parties and then leases the shipping containers back from such third parties. In connection with such transactions, CAI has entered into the following lease agreements:

CAI entered into a master lease agreement dated April 30, 1998, as amended, which amends and restates a prior agreement dated July 17, 1996, pursuant to which CAI currently leases shipping containers from a banking corporation. The master lease agreement has an expiration date of July 31, 2008. CAI is required to make regular payments to lessor and, as of December 31, 2003 and 2002, CAI’s total outstanding obligation under this lease agreement was approximately $13,808 and $23,200, respectively. CAI has the option to purchase the leased equipment on a date prior to the expiration of the initial term of the lease agreement or at the time of such expiration. In addition, upon the expiration of the initial term of the lease agreement, CAI has the right to extend the lease agreement for one year or return the leased equipment to the lessor under the terms and conditions set forth in the lease agreement. This lease agreement was amended in 2002 to include certain additional negative covenants and financial covenants of CAI. The lease agreement was amended in May 2003 to provide for a rent prepayment under the lease agreement in the approximate amount of $3,750 to the lessor.

CAI entered into a master lease agreement dated April 30, 1998, as amended, which amends and restates a prior agreement dated November 21, 1996, pursuant to which CAI currently leases shipping containers from a banking corporation. The master lease agreement has a term of ten years. CAI is required to make regular payments to lessor and, as of December 31, 2003 and 2002, CAI’s total outstanding obligation under this lease agreement was approximately $4,652 and $5,600, respectively. CAI has the option to purchase the leased equipment on a date prior to the expiration of the initial term of the lease agreement or at the time of such expiration. In addition, upon the expiration of the initial term of the lease agreement, CAI has the right to extend the lease agreement for one year or return the leased equipment to the lessor under the terms and conditions set forth in the lease agreement. This lease agreement was amended in 2002 to include certain additional negative covenants and financial covenants of CAI.

During the period from 1998 to December 2003, there were several inter-company transactions wherein Interpool acquired equipment, and the related leases from CAI, at terms that resulted in a profit for CAI. These transactions were negotiated on an arms-length basis and management believes that the terms are similar to those that a third party would have negotiated with CAI under the circumstances.

During 2003, 2002, and 2001, Interpool paid CAI $1,774, $2,189 and $1,692 respectively for the management of its equipment.

Subsequent to June 27, 2002, revenues and expenses for transactions between the Company and CAI are eliminated in consolidation. Minority interest income recorded by the Company for the year ended December 31, 2003 and the period from June 27, 2002 to December 31, 2002 was $1,151 and $1,306, respectively.

In April 2004, the Company reached an agreement with CAI resolving differences in interpretation of the Operating and Administration Agreement (the “CAI Agreement”) provisions governing payment of appropriate remedial compensation when an age disparity develops between the Company’s containers managed by CAI and the balance of CAI’s managed fleet. For further information regarding the CAI Agreement, see Note 18 to the Consolidated Financial Statements.

(13)	Retirement plans:

Certain subsidiaries have defined contribution plans covering substantially all full-time employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 75% of the employee’s contribution to the extent such employee contribution did not exceed 6% of their compensation. During the years ended December 31, 2003, 2002 and 2001, the Company expensed approximately $454, $423 and $461, respectively, related to this plan.

(14)	Segment and geographic data:

The Company and its subsidiaries conduct business principally in a single industry segment, the leasing of intermodal dry freight standard containers, chassis and other transportation related equipment. Within this single industry segment, the majority of the Companies operations come from two reportable segments: container leasing, and domestic intermodal equipment leasing. The container leasing segment specializes primarily in the leasing of dry freight standard containers, while the domestic intermodal equipment segment specializes primarily in the leasing of intermodal container chassis. The Company also has limited operations in a third reportable segment that specializes in leasing microcomputers and related equipment.

The computer leasing segment consisted of two subsidiaries, Microtech Leasing Corporation (“Microtech”) and Personal Computer Rentals (“PCR”). During the third quarter of 2001, the Company adopted a plan to exit this segment. As of December 31, 2002 the assets of Microtech continued to be liquidated and PCR’s financial condition had deteriorated. PCR ceased active operations and liquidated in 2003. (See Note 7 to the Consolidated Financial Statements.) As of December 31, 2003, the Company was continuing to liquidate the assets of Microtech. For the year ended December 31, 2002, expenses related to the liquidation of PCR are included in the Domestic Intermodal Equipment segment.

Beginning June 27, 2002 the container leasing segment includes revenues and expenses and related balance sheet accounts for CAI, previously accounted for under the equity method of accounting.

The accounting policies of the segments are the same as those described in Note 1. The Company evaluates performance based on profit or loss before income taxes. The Company’s reportable segments are strategic business units that offer different products and services.

Segment Information:

                                                                           Domestic        Computer
                                                         Container        Intermodal       Leasing
                        2003                              Leasing         Equipment        Equipment        Totals
                        ----                            -----------       ----------       ---------        ------

Revenues                                                  $176,471         $198,552           $604         $375,627

Lease operating, administrative and other expenses          45,068           93,563           (285)         138,346

Depreciation and amortization                               59,365           32,188            ---           91,553

Other (income)/expense, net and minority interest           (5,085)           1,745            171           (3,169)

Losses for investment under equity method                      ---            1,698            ---            1,698

Interest income                                             (2,636)          (1,318)            (6)          (3,960)

Interest expense                                            33,202           73,485              1          106,688

Income/(loss) before income taxes                           46,557           (2,809)           723           44,471

Net investment in DFL's                                    330,090           96,716              9          426,815

Leasing equipment, net                                     746,554          889,339            ---        1,635,893

Equipment purchases and investment in DFL's                250,404           56,563            ---          306,967

Total segment assets                                    $1,209,812       $1,162,357            $44       $2,372,213

                                                                           Domestic        Computer
                                                         Container        Intermodal       Leasing
                        2002                              Leasing         Equipment        Equipment        Totals
                        ----                            -----------       ----------       ---------        ------

Revenues                                                  $139,751         $185,283         $1,521         $326,555

Lease operating, administrative and other expenses          34,014           80,634          2,087          116,735

Depreciation and amortization                               55,757           37,703             78           93,538

Other (income)/expense, net and minority interest           (3,052)           4,579          1,450            2,977

Losses for investment under equity method                      ---            6,603            ---            6,603

Interest income                                             (2,243)          (2,395)           ---           (4,638)

Interest expense                                            27,182           81,016            146          108,344

Income/(loss) before income taxes                           28,093          (22,857)        (2,240)           2,996

Net investment in DFL's                                    245,414           89,254           (539)         334,129

Leasing equipment, net                                     676,091          880,725            ---        1,556,816

Equipment purchases and investment in DFL's                 85,585          170,342             99          256,026

Total segment assets                                    $1,074,322       $1,163,404         $3,395       $2,241,121

                                                                           Domestic        Computer
                                                         Container        Intermodal       Leasing
                        2001                              Leasing         Equipment        Equipment        Totals
                        ----                            -----------       ----------       ---------        ------

Revenues                                                  $111,362         $191,987        $35,369         $338,718

Lease operating, administrative and other expenses          28,017           86,038         32,083          146,138

Depreciation and amortization                               34,999           37,997          6,682           79,678

Other (income)/expense, net and minority interest           (5,351)          (4,501)          (385)         (10,237)

Losses for investment under the equity method                   --              804             --              804

Interest income                                             (3,789)          (5,650)            --           (9,439)

Interest expense                                            28,025           68,465          1,780           98,270

Income/(loss) before income taxes                           29,461            8,834         (4,791)          33,504

The Company’s shipping line customers utilize international containers in world trade over many varied and changing trade routes. In addition, most large shipping lines have many offices in various countries involved in container operations. The Company’s revenue from international containers is earned while the containers are used in service carrying cargo around the world, while certain other equipment is utilized in the United States. Accordingly, the international information presented below represents our international container leasing operation conducted through Interpool Limited, a Barbados corporation, while the United States information presented below represents our domestic intermodal equipment leasing segment, as well as those revenues and assets relative to CAI which is headquartered in the United States of America. Such presentation is consistent with industry practice.

Geographic Information:

                                          2003             2002             2001
                                          ----             ----             ----
   REVENUES :
   United States (a)                    $235,254         $207,217         $227,419
   International                         140,373          119,338          111,299
                                         -------          -------          -------
                                        $375,627         $326,555         $338,718
                                        ========         ========         ========

   ASSETS:
   United States                      $1,342,939       $1,341,507
   International                       1,029,274          899,614
                                       ---------          -------
                                      $2,372,213       $2,241,121
                                      ==========       ==========

(a) Includes revenues from related parties of $0, $0, and $496 in 2003, 2002 and 2001, respectively.

(15)	Company-obligated mandatorily redeemable preferred securities in subsidiary grantor trusts:

On January 27, 1997, Interpool Capital Trust, a Delaware business trust and special purpose entity (the “Trust”), issued to outside investors 75,000 shares of 9-7/8% Capital Securities with an aggregate liquidation preference of $75,000 (the “Capital Securities”) for proceeds of $75,000. Interpool owns all the common securities of the Trust. The proceeds received by the Trust from the sale of the Capital Securities were used by the Trust to acquire $75,000 of 9-7/8% Junior Subordinated Deferrable Interest Debentures due February 15, 2027 of the Company (the “Debentures”). The sole asset of the Trust is $77,320 aggregate principal amount of the Debentures. The Capital Securities represent preferred beneficial interests in the Trust’s assets. Distributions on the Capital Securities are cumulative and payable at the annual rate of 9-7/8% of the liquidation amount, semi-annually in arrears and commenced February 15, 1997. The Company has the option to defer payment of distributions for an extension period of up to five years if it is in compliance with the terms of the Capital Securities. Interest at 9-7/8% will accrue on such deferred distributions throughout the extension period. The Capital Securities will be subject to mandatory redemption upon repayment of the Debentures to the Trust. The redemption price decreases from 104.9375% of the liquidation preference in 2007 to 100% in 2017 and thereafter. Under certain limited circumstances, the Company may, at its option, prepay the Debentures and redeem the Capital Securities prior to 2007 at a prepayment price specified in the governing instruments. The obligations of the Company under the Debentures, under the Indenture pursuant to which the Debentures were issued, under certain guarantees and under certain back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the Capital Securities.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). The adoption of SFAS 150 required the Company to display the Company-obligated mandatorily redeemable preferred securities in subsidiary grantor trusts within the liability section of the Consolidated Balance Sheet.

(16)	Capital stock:

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

Through September 16, 1998, options to purchase 4,408,501 shares under the Company’s 1993 Stock Option Plan for Executive Officers and Directors had been granted, 22,500 of which have expired due to failure to exercise and 22,500 of which have been exercised. Options to purchase 90,000 shares have been granted under the Company’s Nonqualified Stock Option Plan for Non-employee, Non-consultant Directors, 45,000 of which have expired due to failure to exercise and 15,000 of which have been exercised.

On September 16, 1998 the Company canceled all but 22,500 of the 4,393,501 options then outstanding under its 1993 Stock Option Plan for Executive Officers and Directors and the Company’s Nonqualified Stock Option Plan for Non-employee, Non-consultant Directors and issued 4,371,001 new options in their place. The newly issued options were granted with an exercise price equal to the closing market price of the Company’s stock as of September 16, 1998 (the “date of grant”). This resulted in a new measurement date whereby the newly issued options vest six months from date of grant and expire ten years from date of grant. All other terms and conditions of the newly issued options are similar to the canceled options.

In connection with the resignation of Raoul Witteveen, the Company entered into a separation agreement that allows for Mr. Witteveen’s outstanding stock options, all of which were fully vested as of the date of his resignation, to be exercisable until October 9, 2005. Mr. Witteveen’s future sale of common stock will be subject to certain volume restrictions and a right of first refusal on the part of the Company and its affiliates.

On September 5, 2002, options to purchase 50,000 shares of the Company’s common stock were granted to Mitchell I. Gordon. The newly issued options were granted under the 1993 Stock Option Plan for Executive Officers and Directors with an exercise price equal to the closing market price of the Company’s stock as of the grant date. The options were to vest 20% per year beginning January 1, 2003 and expire ten years from the grant date. In connection with the resignation of Mitchell I. Gordon, the Company entered into a separation agreement that provided for the immediate vesting of the options. The compensation cost recognized by the Company in July 2003, as a result of the immediate vesting of these options was $496 ($298 net of tax) and is included in administrative expenses in the accompanying Consolidated Statement of Income.

As of December 31, 2003, there were 1,559,999 shares of common stock reserved for issuance under the stock option plans. No options may be granted under the Capital Stock Option Plan more than ten years after the adoption of the Stock Option Plan, which expired in March 2003.

Changes during 2003, 2002 and 2001 in options outstanding for the combined plans were as follows:

                                             2003                        2002                        2001
                                   -------------------------   -------------------------   -------------------------
                                                 Weighted                    Weighted                    Weighted
                                                 average                     average                     average
                                    Shares    exercise price    Shares    exercise price    Shares    exercise price
                                   --------   --------------   --------   --------------   --------   --------------
Outstanding at January 1,         4,539,001        $10.30     4,489,001        $10.30     4,489,001        $10.30

Granted                                 ---           ---        50,000         13.73           ---           ---
Exercised                            22,500         15.58           ---           ---           ---           ---
                                  ----------------------------------------------------------------------------------
Outstanding at December 31,       4,516,501        $10.31     4,539,001        $10.34     4,489,001        $10.30

Exercisable at December 31,       4,466,501        $10.29     4,384,001        $10.27     4,379,001        $10.27

The following table summarizes information regarding stock options outstanding at December 31, 2003.

                              Options Outstanding                                            Options Exercisable
                       -----------------------------------                           -----------------------------------
                                          Weighted Average
                          Number             Remaining                                  Number
                        Outstanding         Contractual       Weighted Average        Outstanding       Weighted Average
Exercise Prices        December 31,         Life (Years)       Exercise Price        December 31,        Exercise Price
---------------        ------------       ----------------    ----------------       ------------       ----------------

  $6.375                    15,000               6.2                $6.375                15,000              $6.375

  10.25                  4,351,501               4.2                10.25              4,351,501              10.25

  11.9375                  100,000               6.8                11.9375               50,000              11.9375

  13.73                     50,000               8.7                13.73                 50,000              13.73
------------------------------------------------------------------------------------------------------------------------
  $6.375-13.73           4,516,501               4.3                $10.31             4,466,501              $10.29

Common stock dividends declared and unpaid at December 31, 2003 and 2002 amounted to $2,516 and $2,101, respectively, and are included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheet.

Deferred Bonus Plan

In November 2002, the Company's Board of Directors approved a Deferred Bonus Plan (the "Plan") under which employees of Interpool and its affiliates who receive discretionary year-end bonuses of greater than $50 would receive such bonuses partly in cash and partly in the form of an award of Interpool common stock. Under the Plan, the first $50 of a participant's bonus amount is paid in cash. Any amount exceeding $50 but less than $150 shall be 50% in cash and 50% in stock. Any bonus amount which exceeds $150 shall be 100% in stock. Bonus stock awards under this Plan would cliff vest in equal installments over a five-year period, unless the recipient elected to have the award vest over a ten-year period or the Board of Directors specified another period. The unvested portion of any bonus stock award will vest immediately if a change in control of Interpool occurs, if the employee is terminated without cause, if the employee resigns for a good reason, if the employee dies or becomes permanently disabled, or in any other circumstance deemed appropriate by the Board of Directors. If a recipient resigns voluntarily without a good reason or is terminated for cause the employee would forfeit any unvested portion of any bonus stock award.

The number of shares of stock to be awarded is calculated by dividing the dollar value of the stock portion of the bonus by the average stock price for the last ten trading days ending on December 31 of the grant year.

Additional stock is awarded based on the vesting period selected by the employee. If the five year vesting period is selected, the shares awarded will be increased by 10%. If the ten year vesting period is selected the shares awarded will be increased by 30%. Under the Plan, each employee granted a bonus stock award has a right from time to time to require the Company to purchase a total number of shares of stock equal to the number of shares of stock underlying the Participant's Bonus Stock Award. The shares may be vested shares or shares which were otherwise acquired by the participant providing that all shares were beneficially owned by the participant for at least 6 months. The purchase price shall be equal to the fair market value of a share of stock on the trading day preceding the date of such purchase. On January 2, 2003, under this Plan, the Company granted to eligible employees 139,067 shares of restricted stock that had a fair value of $16.83 per share at the grant date. At the date of grant, $2,342 of deferred compensation was credited to paid in capital with an offset to unamortized deferred compensation-stock grant in the equity section of the Consolidated Balance Sheet. Compensation costs is recognized ratably over the vesting periods during which the related employee service is rendered. During the fourth quarter 2003, in accordance with the terms of the separation agreement with the Company's previous President and Chief Operating Officer, 60,407 unvested shares with a value of $1,018 were forfeited. This forfeiture resulted in the reversal of $1,018 of previously recorded unamortized deferred compensation, as well as the reversal of previously recorded compensation expense of $102. For the year ended December 31, 2003 compensation expense was $140 and 60,407 shares with a value of $1,018 lapsed. The unamortized deferred compensation remaining in stockholders equity was $1,184 at December 31, 2003.

For information regarding the bonus stock awards granted under this Deferred Bonus Plan in January 2004, see Note 18 to the Consolidated Financial Statements.

Share Repurchases

In 1999, the Company authorized the repurchase of up to 1,000,000 shares of its common stock. The shares will be purchased from time to time through open market purchases or privately negotiated transactions. During 2002, the Company purchased 9,300 shares for an aggregate purchase price of $130. During 2001, the Company purchased 58,100 shares for an aggregate purchase price of $929. No shares were repurchased in 2003.

(17)	Gain on Sale of Land:

In April 2002, the Company sold an industrial property and recorded a gain of $4,766, which is included in other (income)/expense, net for the year ended December 31, 2002 in the accompanying Consolidated Statements of Income.

(18)	Subsequent Events:

Settled Insurance Litigation

In connection with an insurance claim related to the default of a South Korean customer and a subsequent lawsuit filed by the insurance carriers against the Company, on June 17, 2004 the Company signed an agreement settling the lawsuit and our claims under the policy. Under the terms of the settlement agreement, the insurance carriers paid the Company $26,400 in June and July 2004.

July 2004 Protocol to the United States and Barbados Tax Treaty

Interpool Limited currently claims treaty benefits under the United States and Barbados income tax treaty ("Treaty"). The Treaty contains a limitation on benefits provision which denies treaty benefits under certain circumstances. However, Interpool Limited currently does not fall within the Treaty's limitation on benefits provision.

On July 14, 2004, the United States and Barbados signed a protocol to the Treaty ("Protocol") that contains a more restrictive limitation on benefits provision than the current Treaty does. If ratified, the Protocol might result in Interpool Limited losing its ability to rely on the Treaty to eliminate current U.S. income tax on its container rental and container sales income. This Protocol will not take effect until it is ratified by the United States Senate and the government of Barbados. It is currently uncertain whether the Senate will take action before it adjourns later in 2004. The Protocol is generally effective for taxable years commencing on or after the first of January in the year following the year the Protocol is ratified.

Under the Protocol, Interpool Limited would only be eligible for Treaty benefits with respect to its container rental and sales income if, among other things, Interpool, Inc. is listed on a "recognized stock exchange" (generally, the NASDAQ system or an SEC registered exchange such as the New York Stock Exchange), and Interpool, Inc.'s stock is "primarily" and "regularly" traded on such exchange.

As described elsewhere in this report, our common stock is currently not listed on a "recognized stock exchange" within the meaning of the Protocol. Management anticipates that Interpool, Inc. will examine all of its options with regard to listing on a "recognized stock exchange" and anticipates applying for a listing as soon as it is current with its SEC filings. However, even if Interpool, Inc. is listed on a "recognized stock exchange" as of the date the Protocol comes into effect, it is not clear whether Interpool, Inc. would satisfy the "primarily" and "regularly" traded requirement as defined within the Protocol. If Interpool Inc. does not believe that it can satisfy this requirement, it will investigate alternatives to Interpool Limited being a resident in Barbados that will still entitle Interpool Limited to treaty benefits under another tax treaty with the U.S. Any such alternative would likely result in Interpool Limited being subject to a higher non-U.S. tax than the approximate 3% tax rate it currently enjoys in Barbados.

Financing Activities

The Company funds a significant portion of the purchase price for new containers and chassis through borrowings under its revolving credit agreement and other lines of credit or through secured financings with financial institutions. The Company successfully completed secured financings of approximately $81,600 during March 2004, and $14,600 during May 2004, the proceeds of which were used to pay amounts due to equipment manufacturers and for general corporate purposes. The Company is currently evaluating a number of secured financing proposals, the proceeds of which would be used to acquire new equipment, to re-finance existing facilities and for general corporate purposes.

A financing facility entered into in March 2004 contains more stringent covenants than those that existed under debt agreements at December 31, 2003, including a requirement that the Company maintains a tangible net worth of at least $300,000. The Company will seek to eliminate these more stringent covenants by refinancing this facility during the second half of 2004.

During July 2004, the Company completed a secured financing in the amount of $15,000, of which $5,000 was used to satisfy a note payable from PCR to an unrelated financial institution which was guaranteed by the Company for PCR. As disclosed in Notes 7 and 9 to the Consolidated Financial Statements, this guarantee was accrued by the Company during 2002 and is recorded in accounts payable and accrued expenses on the accompanying Consolidated Balance Sheets at December 31, 2003 and 2002. The remaining $10,000 will be used for general corporate purposes, including the acquisition of new equipment. The term of this loan is six months with the principal amount due and payable in one lump sum on January 31, 2005. This is a bridge loan with the Company's intent to roll this loan into a larger revolving facility at a later date. Interest is payable monthly at a floating rate of 1% per annum plus the prime rate with the right to elect 2.5% per annum plus LIBOR for a specified contract period and amount. Interest is payable every three months if the Company elects the interest charge at 2.5% per annum plus LIBOR.

Debt Modifications and Waivers

During January and February 2004, in conjunction with obtaining amendments to its revolving credit facility due to the late filing of the Company's periodic reports with the SEC, the interest rate on the facility was increased and the Company became obligated, among other things, to make amortization payments under the revolving credit facility beginning in March 2004. The related minimum cash requirement (as described more fully in Note 4 to the Consolidated Financial Statements) was subsequently reduced dollar-for-dollar with the amortization payments and, as of July 31, 2004, amounts to $50,000. Beginning with the amortization payment due on September 1, 2004, the minimum cash requirement will again be reduced dollar-for-dollar as amortization payments are made. The minimum cash balance requirement will be eliminated once the Company is current with its delayed financial filings.

The Company also agreed to specific reporting requirements to holders of certain other indebtedness in connection with obtaining necessary waivers from such holders during January and February, 2004, due to the late filing of its SEC reports.

During February 2004, the Company provided its lenders with a revised schedule for completing and submitting all of its financial statements and periodic SEC filings for the years 2003 and 2004, and requested that the lenders waive any non-compliance with the reporting requirements contained in the loan documents and debt instruments relating to these statements and filings until the respective dates included in the revised schedule. The revised dates provided by the Company and agreed by its lenders, are:

Statement	Revised Completion Date
2003 - 10-K	On or before August 31, 2004
2004 - First Quarter 10-Q	On or before December 31, 2004
2004 - Second Quarter 10-Q	On or before December 31, 2004
2004 - Third Quarter 10-Q	On or before December 31, 2004

The Company has received waivers from all of its lenders agreeing to the dates above. (See Ongoing Debt Waivers section below for further discussion).

Rating Agency Downgrades

On January 27, 2004, Moody's downgraded the Company's debt securities citing continued uncertainty associated with the delayed release of the Company's financial information for 2003. The Company has been advised that Moody's also reduced the "shadow rating" of the Company's chassis securitization. The Company has been advised by the participants in this securitization that they will waive any early amortization event or default associated with the downgrade of the "shadow rating" on a periodic basis, and such participants have given such a waiver through January 1, 2005. The Company has been advised by the provider of the insurance "wrap" portion of the chassis securitization that, as a result of the downgrade of the shadow rating, it is liable to indemnify such provider for certain of its increased capital charge costs, which the Company has estimated at approximately $590 per month beginning June 20, 2004 and continuing until it is notified by the wrap provider that its "shadow rating" has improved sufficiently. The additional cost per month will be reduced on a pro-rata basis as the outstanding obligations are repaid. The Company disputed whether any such indemnification obligation exists under the terms of its agreement with the "wrap" provider. This matter is currently under negotiation. There can be no assurance that the Company will prevail in this matter, nor can we estimate the likelihood or timing of any potential future shadow rating upgrade. There also can be no assurance that the waiver described above will continue to be granted or extended. Should such waiver not be granted or extended beyond January 1, 2005, the unfavorable impact on the Company's near-term liquidity would likely be significant. Such downgrades may also have a negative effect on the Company's ability to access the capital markets in the future, as well as on the Company's interest cost. During July 2004, Fitch Ratings affirmed the Company's ratings, removed the Company from rating watch negative status, and changed their rating outlook for the Company to positive.(See Ongoing Debt Waivers section below for further discussion.)

Delisting by the New York Stock Exchange

On December 29, 2003, the New York Stock Exchange ("the Exchange") suspended trading in the Company's common stock and other listed securities and the staff of the Exchange informed the Company that they had recommended that delisting procedures be commenced. The Exchange stated that this action was taken because of the overall uncertainty surrounding the Company's previously announced restatement of its 2001 and 2000 results and the continued delay in the completion of its current financial statement filing requirements. The Company's 2002 Form 10-K, which reflected the restated results, was subsequently filed on January 9, 2004. The Company appealed the decision and recommendation of the staff of the Exchange, and a hearing before a Committee of the Board of Directors of the Exchange was held March 10, 2004. Following this hearing, the Committee determined to affirm the staff's recommendation and to delist the Company's common stock and other listed securities. The delisting became effective during early April 2004. The Company intends to examine all of its options with regard to listing, and anticipates re-applying for a listing on the Exchange once it is current with its SEC filings. Since the suspension of trading on the Exchange took effect on December 29, 2003, the Company's common stock has been traded on the over-the-counter market under the symbol IPLI.

Stockholder Litigation

In February and March 2004, several lawsuits were filed in the United States District Court for the District of New Jersey, by purchasers of the Company's common stock naming the Company and certain of its present and former executive officers and directors as defendants. The complaints alleged violations of the federal securities laws relating to the Company's reported Consolidated Financial Statements for the years ended December 31, 2000 and 2001 and the nine months ended September 30, 2002, which the Company announced in March 2003 would require restatement. Each of the complaints purported to be a class action brought on behalf of persons who purchased the Company's securities during a specified period. The lawsuits which seek unspecified amounts of compensatory damages and costs and expenses, including legal fees have been consolidated in a single action with lead plaintiffs and lead counsel being appointed. The Company intends to vigorously defend these lawsuits but is unable at this time to ascertain the impact these lawsuits may have on our financial position or results of operations.

Ongoing Debt Waivers

As described in the Debt Modifications and Waivers and Rating Agency Downgrades sections above, the Company may be required to obtain additional waivers in the future. In the event that (i) any such required waiver could not be obtained before the applicable deadline; or (ii) any of the Company's existing waivers ceased to be effective in accordance with their terms based upon future developments, the Company might be in violation of the terms of its indebtedness, and the lenders could exercise their right to declare the Company in default, accelerate the indebtedness owed to such lenders, and take other action against the Company. Moreover, the taking of such action, or the possibility that such action could be taken, could cause one or more of the Company's other financial institutions to take action against the Company, such as declaring the Company in default, accelerating the indebtedness owed to such lender, and/or attempting to exercise rights as a secured creditor with respect to any collateral. In addition, several of the waivers the Company has obtained are contingent upon certain events, including but not limited to (1) a determination by the applicable lenders that the changes resulting from the Company's financial restatement to its historical financial statements for 2001 and 2000 and the first nine months of 2002 did not represent a material adverse change to the Company's financial condition for these periods as originally reported; or (2) that the delisting of the Company's common stock and other listed securities from the Exchange did not represent a material adverse change in the Company's ability to act as servicer for certain financings. The one lender for whom continued listing of the Company's common stock on the Exchange was required to avoid an event of default eliminated that requirement during early March 2004. While the restatement was necessary, the Company believes that its revised financial statements did not represent such a material change. The Company also believes that the delisting of its securities by the Exchange does not affect its ability to perform as servicer for the financings in question. Further, none of the Company's lenders has taken any action to indicate that they believe a material adverse change has occurred. If either of these circumstances were to occur the Company could be deemed to be in default under the terms of its indebtedness, in which event, the Company might not be able to meet its obligations to its lenders or other creditors and might not be able to prevent such parties from taking actions that could jeopardize the Company's ability to continue to operate its business.

Employment Agreements

In July 2004, the Company entered into Employment Agreements with certain executive officers with various expiration dates up to 28 months. Under the terms of the Employment Agreements, each Executive is paid a base salary, a target bonus, participates in fringe benefit programs and may receive additional bonuses at the sole discretion of the Compensation Committee. The minimum obligation related to these agreements is approximately $2,606. In addition, the Employment Agreements obligate the Company to pay severance payments in the event of termination or change of control and include non-compete clauses.

In connection with these employment agreements, because the Company was unable to grant stock options, the Company instead agreed to grant common stock appreciation rights that provide for the grantees to receive cash payments measured by any appreciation in the market price of the common stock over a specified base price. The Company granted such stock appreciation rights with respect to a total of 275,000 share units at a base price of $14.05. The $14.05 base price reflected the price on the over-the-counter market on February 20, 2004, the business day before the date on which the terms of the stock appreciation rights were fixed. The grant of stock appreciation rights was subsequently ratified by the Board of Directors on March 30, 2004, by which time the closing price of the Company's common stock had increased to $15.00. At July 1, 2004, the date the employment agreements became effective, the most recent closing stock price of the Company's common stock was $16.55. Under the terms of the employment agreements, a total of 260,000 of these stock appreciation rights will vest in 2005 (or earlier upon a change in control) with the remaining 15,000 rights vesting in three equal installments on December 31, 2006, 2007 and 2008. Upon vesting, these stock appreciation rights may be exercisable at any time prior to the expiration of the earlier of 10 days following the termination of the employee or June 30, 2014. The Company has reserved the right to substitute common stock options under the same terms and conditions of the stock appreciation rights upon approval by the Company's stockholders of a Stock Option Plan for executive officers of the Company.

Agreement with CAI

In April 2004, the Company reached an agreement with CAI resolving differences in interpretation of the CAI Agreement provisions governing payment of appropriate remedial compensation when an age disparity develops between the Company's containers managed by CAI and the balance of CAI's managed fleet. Pursuant to its agreement with CAI, the Company agreed to pay CAI $2,000 for resolution of all disputes through February 29, 2004. The impact of this agreement, which will be recorded by the Company during the three months ended March 31, 2004, will be a reduction in consolidated pre-tax income of $1,000 ($600 net of tax). The Company and CAI are currently in negotiations to simplify the terms of the portion of the CAI Agreement governing age parity adjustments.

Deferral of Dividend Payment to Board Members

In connection with the Company's delayed SEC filings and the receipt of waivers from its lenders necessitated by the delayed filings beginning in January 2004, the members of the Company's Board of Directors and certain of its affiliates who own shares of the Company's common stock have agreed to defer their receipt of any dividend payments, including those the Company may declare in the future, until the Company is in compliance with all SEC filings requirements. As of July 15, 2004, recorded dividend payments in the amount of $2,616 have been deferred.

Other

On January 2, 2004, under the Deferred Bonus Plan as detailed in Note 16 to the Consolidated Financial Statements, the Company granted to eligible employees 27,259 shares of restricted stock of which 7,303 vest over a five-year period and 19,956 vest over a ten-year period. The restricted stock had a fair value of $13.60 per share at the grant date for a total value of $371.

(19)	Quarterly financial data (unaudited)

Restatement of previously reported quarterly results

During its 2003 year-end closing procedures, the Company identified a number of previously undetected flaws with the systems (both manual and computer based) used to account for certain transactions.

The most significant of these was the handling of amounts billed to customers at the end of an operating lease when the customer has damaged the Company's equipment. These amounts are not recorded in revenue when invoiced; rather, they are used to establish a liability to cover the repair of the equipment. In many cases, these liabilities were not being properly reversed when payment was made for the repaired equipment. In addition, in some cases, the liability was not being properly reversed when the equipment was sold or remanufactured.

The Company has a program of remanufacturing chassis when they near the end of their useful life or if the equipment is impaired in its present condition. In certain cases, the impairment of these chassis was not recognized on a timely basis.

Finally, as noted in the Company's Form 10-K for the year ended December 31, 2002, the system used to account for direct financing leases was inadequate in providing the necessary data for the amortization of the leases and the recognition of revenue. As a result, the Company continued to perform manual calculations for all financing leases until the new finance lease system can be implemented. A number of these manual calculations were performed incorrectly during the year ended December 31, 2003. The Company has purchased and is in the process of implementing its new finance lease system to handle the accounting for these leases.

The Company has determined that the effect of these previously undetected flaws on years ended prior to January 1, 2003 is immaterial. The Company has restated its Consolidated Financial Statements to reflect these changes for the quarters ended March 31, 2003, June 30, 2003, and September 30, 2003 and has reflected the impact of these adjustments on the previously reported quarterly results below:

                                                           2003
                                                        As Restated
                                    ----------------------------------------------------
                                      1st            2nd            3rd            4th
                                      ---            ---            ---            ---
Revenues                            $89,965        $91,399        $95,815        $98,448
Net income                          $11,769        $12,336         $6,546        $10,539
Basic income per share                $0.43          $0.45          $0.24          $0.38
Diluted income per share              $0.41          $0.42          $0.23          $0.36

                                                   2003
                                                 As Reported
                                    -------------------------------------
                                      1st            2nd            3rd
                                      ---            ---            ---
Revenues                            $89,167        $91,169        $95,583
Net income                          $10,876        $11,172         $6,117
Basic income per share                $0.40          $0.41          $0.22
Diluted income per share              $0.38          $0.38          $0.21

                                                           2002
                                    ----------------------------------------------------
                                      1st            2nd            3rd            4th
                                      ---            ---            ---            ---
Revenues                            $74,483        $75,598        $86,718        $89,756
Net income/(loss)                    $6,190         $4,265         $3,032        $(9,098)
Basic income/(loss) per share         $0.23          $0.16          $0.11         $(0.33)
Diluted income/(loss) per share       $0.21          $0.14          $0.10         $(0.32)

                                                           2001
                                    ----------------------------------------------------
                                      1st            2nd            3rd            4th
                                      ---            ---            ---            ---
Revenues                            $88,311        $85,315        $82,337        $82,755
Net income                          $10,354         $9,879         $2,939         $4,932
Basic income per share                $0.38          $0.36          $0.11          $0.18
Diluted income per share              $0.36          $0.34          $0.10          $0.17
(a)	The net (loss) during the fourth quarter of 2002 was principally due to pre-tax impairment losses of $5,715 relating to idle equipment, $3,417 of pre-tax losses resulting from the Company's share of equity losses and write-downs for certain investments accounted for under the equity method and $9,678 of pre-tax losses recognized as a result of the deteriorating financial condition of PCR.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 5, 2002, we made a determination not to engage our former independent accountants, Arthur Andersen LLP, as our independent public accountants and appointed KPMG LLP as our new independent accountants, effective immediately. These actions were approved by the Audit Committee of our Board of Directors.

On August 31, 2002, Arthur Andersen ceased practicing before the SEC and began to wind up its operations. Arthur Andersen did not participate in the preparation of this Annual Report on Form 10-K. We have restated our financial statements for the years ended December 31, 2001 and 2000 and our new independent accountants, KPMG LLP, have audited the restated financial statements for these fiscal years. For additional information regarding this restatement, see Note 2 in the Company’s 2002 Form 10-K.

During the period from January 1, 2002 to August 5, 2002, there were no disagreements between us and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to the subject matter of such disagreement in its reports on our consolidated financial statements for such years, and there occurred no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the period from January 1, 2002 to August 5, 2002, we did not consult KPMG LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any of the matters or reportable events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

We, in conjunction with our independent auditors, KPMG, identified certain material weaknesses within our system of internal control. We noted that formal procedures were not in place that required management to properly communicate the terms of proposed transactions with internal and external technical accounting resources to make certain that transactions are accounted for in accordance with accounting principles generally accepted in the United States of America. In addition, we noted that we did not have an individual with the proper level of understanding to account for swap derivatives according to accounting principles generally accepted in the United States of America. In response to these weaknesses, we:

•	Initiated regular meetings of senior management, including the Chief Financial Officer and representatives of the Accounting Department, to discuss all new significant transactions in order to determine the proper accounting treatment under accounting principles generally accepted in the United States of America and

•	Retained the services of a consultant to assist in the proper documentation and accounting for swap derivative transactions.

In addition, our general counsel, who was not located in our executive offices in New York, N.Y. or Princeton, N.J., was not always informed about, and was inconsistently consulted regarding, factual and legal issues critical to our compliance with securities laws and accounting rules. We also concluded that we were late in responding to warning signs pointing to inadequate staffing and controls in our Accounting Department and inadequate information systems capabilities, even though members of our Audit Committee had repeatedly urged management to respond to these problems.

As a result, we, in connection with the preparation of our 2002 and 2003 financial statements, concluded that the following internal control deficiencies which were identified constituted “material weaknesses” or “significant deficiencies” as defined under the standards established by the American Institute of Certified Public Accountants:

•	Deficiencies related to the accounting for direct finance leases. We noted weaknesses in the technical accounting skills of certain employees involved in the classification of leases under the provisions of SFAS 13. In addition, we found that the system used to account for these leases was inadequate in providing the necessary data to the accounting department.

•	Deficiencies related to ineffective policies for complex transactions. We noted the weaknesses noted above in the accounting for swap derivative transactions and residual guarantees provided to certain financial institutions.

•	Deficiencies related to inadequate communication of complex transactions. We noted a lack of effective communication of complex transactions with both internal and external accounting resources that existed throughout this period.

•	Deficiencies related to the lack of adequate staffing within the accounting department. This resulted in incomplete account reconciliation and analysis.

•	Deficiencies related to accounting for income taxes. We noted that the accounting department did not have adequate knowledge of accounting principles generally accepted in the United States of America related to accounting for income taxes and did not perform periodic reviews of the carrying value of its deferred tax assets.

•	Deficiencies related to communication of information regarding related-party transactions. We noted that there were no formal procedures in place for gathering complete and accurate information about related-party transactions and for communicating such information to the parties responsible for disclosing it.

•	Deficiencies related to the security of information technology. We noted a need for the implementation of such security measures as comprehensive encryption procedures, documentation of standards for setting operating systems security parameters, and a disaster recovery plan.

•	Deficiencies related to accounting for inter-company eliminations. We noted a need to implement formal procedures for identifying necessary intercompany eliminations.

•	Deficiencies related to recordkeeping by various internal departments. We noted a need to improve certain verification and documentation procedures in our Contracts, Billing, Collections, and Credit Quality departments to improve the accuracy of the records kept by those departments.

•	Deficiencies related to accounting for amounts billed to customers at the end of an operating lease for damaged equipment. We noted a need to improve our manual and computer-based systems in order to properly account for billings to customers for damaged equipment and the related repair costs at the end of an operating lease.

•	Deficiencies related to the recognition of impairment charges associated with the chassis remanufacturing program. We noted a need to recognize impairment charges on a more timely basis in order to properly distinguish between costs that should be capitalized and those that should be expensed.

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

We have assigned the highest priority to the short and long-term correction of the internal control deficiencies that have been identified and are taking the steps necessary to strengthen our internal controls and to address their deficiencies. Among other things, we have taken and are taking the following remedial measures:

1.	We have implemented new procedures relating to the communication of information between management and all levels of the Company, including our internal and external accountants, to ensure proper reporting and disclosure. These steps include regular meetings of a committee of senior management, known as the Office of the President, which generally includes a member of the Audit Committee, to discuss important topics such as new business, financing, accounting and personnel matters, and the formation of a Disclosure Committee to ensure that information required to be disclosed pursuant to SEC rules is made known to the appropriate individuals at the Company.

2.	Our former general counsel, Arthur Burns has rejoined us as full time Executive Vice President and General Counsel residing in our New York office. Mr. Burns is a member of our Board of Directors.

3.	An experienced financial and leasing executive, James Walsh, a former financial executive at GE Capital Corporation and General Electric Company, joined us during November, 2003, and was appointed Executive Vice President and Chief Financial Officer in early 2004.

4.	We have hired eight additional accountants, and will continue to hire additional experienced personnel in the accounting department, and are planning additional training for our accounting staff. We have also hired an experienced tax professional who is also a certified public accountant to improve our skills base in that critical area.

5.	We have added staff in several other areas, including insurance, accounts receivable, customer service and the legal department.

6.	We have engaged J.H. Cohn, an independent accounting and consulting firm, as our internal auditors, and have been working closely with them to identify and correct weaknesses in our internal controls and procedures and to develop an accounting policies and procedures manual. Remedial actions are in process in all areas where such actions have been deemed necessary.

7.	We are improving the quality of our file maintenance and record retention for completed transactions.

8.	We are in the process of testing an upgrade to our accounting system for recording and tracking finance lease transactions, which we expect to have in place later in 2004. We have negotiated a contract for a disaster recovery hotsite facility, and are in the process of developing a formal disaster recovery plan. We are committed to upgrading and enhancing other aspects of our information systems, including encryption procedures and other security measures, as required.

9.	Our Board of Directors appointed a corporate governance committee and has adopted and implemented a comprehensive set of corporate governance documentation, including a revised Board of Directors Charter, a revised Audit Committee Charter, a Code of Business Conduct and Ethics, a Whistleblower and Nonretaliation Policy, and a Disclosure Committee Charter.

10.	We have designated an employee to communicate with all related parties on a quarterly basis to determine if new related party transactions have been completed. In addition, we are canvassing all employees on a regular basis in order to ensure that any new related party transactions are identified, reviewed, and reported where appropriate. We have also assigned a member of our accounting department having knowledge of the relevant disclosure standards the responsibility for monitoring transactions on an ongoing basis to identify any related party transactions.

11.	We have implemented a procedure to review intercompany accounts on a regular basis to identify appropriate intercompany eliminations.

12.	We have implemented additional manual controls to properly account for billings to customers for damage they cause to our equipment and the costs associated with these repairs. In addition, we are hiring additional personnel that will focus on the timely recognition of impairment related to chassis.

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

We believe that these efforts have addressed the material weaknesses and significant deficiencies that have affected our internal controls in the past. We can give no assurances, however, that all material weaknesses and significant deficiencies have been entirely corrected. We continue to look for methods to improve our overall system of control.

We carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003 pursuant to SEC Rules 13a-15 and 15d-15 under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, except for the internal control deficiencies as described herein and taking into account the efforts to address those deficiencies described herein, as of the evaluation date, our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that information we must disclose in reports filed with the SEC is properly recorded, processed, and summarized, and then reported within the time periods specified in the rules and forms of the SEC.

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

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our current directors and executive officers are as follows:

NAME	AGE	POSITION
Martin Tuchman (a)(b)	63	Chairman of the Board of Directors, Chief Executive Officer, President and Chief Operating Officer
Arthur L. Burns (c)	59	General Counsel, Executive Vice President and Director
Richard W. Gross	59	Executive Vice President and Chief Operating Officer of Interpool Limited
Herbert Mertz	51	Executive Vice President, Chief Administrative Officer, Chief Operating Officer of Trac Lease
James F. Walsh	54	Executive Vice President and Chief Financial Officer
Brian Tracey	55	Senior Vice President (Chief Accounting Officer)
Christopher N. Fermanis	55	Senior Vice President-Law, General Counsel Interpool Limited and Trac Lease
William Geoghan	54	Senior Vice President
Peter D. Halstead (a)(b)(c)(d)(e)	62	Director
Clifton H.W. Maloney (c)(d)(e)	66	Director
Warren L. Serenbetz (a)	80	Director
Joseph J. Whalen (a)(c)(d)(e)	72	Director

_______________
(a) member of Compensation Committee in 2002 and 2003
(b) member of Stock Option Committee in 2002 and 2003
(c) member of Corporate Governance Committee in 2004
(d) member of Audit Committee in 2002, 2003 and 2004
(e) member of the Compensation Committee in 2004

Martin Tuchman has served as our Chairman of the Board of Directors and Chief Executive Officer of Interpool, Inc. since February 1988 and as President and Chief Operating Officer since October 2003. He is also Chairman of the Board of Directors, Chief Executive Officer and a director of Interpool Limited, which he co-founded in 1968. He also has served as a director of Trac Lease since June 1987, President of Trac Lease from June 1987 through January 1994 and currently serves as its Chairman and Chief Executive Officer. Mr. Tuchman is Chairman of the Board of Directors of Princeton International Properties, Inc., a family-owned real estate company, which owns and has interests in properties located in Princeton, New Jersey. Mr. Tuchman was previously a member of the Society of Automotive Engineers as well as the American National Standards Institute. Currently, Mr. Tuchman is a member of the United Nations Business Council, comprised of leading international executives organized to promote understanding and cooperation between business and government. He was formerly a member of the Board of Trustees of the New Jersey Institute of Technology and currently, a member of the NJIT Board of Overseers. He is also a member of the Board of Directors of Stevens Institute of Technology’s Web Campus. In 1995, Mr. Tuchman was honored as Entrepreneur Of The Year in an awards program sponsored by Ernst & Young LLP and in 1996 was named Alumnus of the Year by the New Jersey Institute of Technology. Mr. Tuchman is a member of the Board of Trustees of The Parkinson’s Alliance and serves on the Board of Directors of the Parkinson’s Disease Foundation of Columbia Presbyterian Hospital in New York. As Chairman of The Tuchman Foundation, he works closely with all Parkinsons organizations whose scientists select grants seeking National Institute of Health’s (NIH) approval. In 2000, Mr. Tuchman was honored by The Smithsonian Institution for his extensive case study of Interpool for the 2000 Computerworld Smithsonian Collection and Interpool was nominated for the World Smithsonian Award. Interpool’s material is now part of the Permanent Research Collection on Information Technology at The Smithsonian’s National Museum of American History. Mr. Tuchman is a member of the Yardville National Bancorp’s Board of Directors and serves on its Executive Committee of the Board of Directors. In addition, Mr. Tuchman is Treasurer and serves on the Board of Trustees and the Finance Committee of TASK, the Trenton Area Soup Kitchen. Mr. Tuchman holds a bachelor’s degree in mechanical engineering from the New Jersey Institute of Technology (Newark College of Engineering) and a master’s degree in business administration from Seton Hall University.

Arthur L. Burns has served as a director since January 1990. He was our General Counsel and Secretary from January 1990 until 1996 and continued to serve as non-employee General Counsel until February 2003. Mr. Burns rejoined the Company as General Counsel and Executive Vice President in October 2003. Mr. Burns was Senior Vice President of Law and Administration of Interpool Limited from 1980 until June 1996. Prior to joining Interpool Limited, Mr. Burns served as Assistant General Counsel to GATX Leasing Corp. between 1975 and 1980, and as an associate attorney at the law firm of Cahill, Gordon & Reindel from 1969 to 1975. Mr. Burns holds a bachelor’s degree in economics from Holy Cross College and a law degree from Fordham University School of Law.

Richard W. Gross served as Acting Chief Financial Officer from July 2003 to February 2004 and was appointed Executive Vice President in December 2003. Mr. Gross currently serves as Executive Vice President of the Company and Director and Chief Operating Officer of Interpool Limited. Mr. Gross rejoined us in 2002 as Senior Vice President of Finance after most recently serving as Vice President of Finance and Chief Financial Officer of Balboa Capital Corporation from 1998 – 2001. Previously Mr. Gross had been with us for more than twenty years in various senior financial positions, having responsibility for investor and lender relations. Prior to first joining Interpool in 1972, Mr. Gross spent five years with Arthur Andersen in their New York office. Mr. Gross is a certified public accountant and received a Bachelor of Science degree in Accounting from Long Island University.

Herbert Mertz served as our Director of Information Systems from December 1988 to September 2000. In September 2000, he was appointed Executive Vice President and Chief Administrative Officer, also serving as Chief Operating Officer of Trac Lease. Mr. Mertz currently serves as Chief Administrative Officer and Executive Vice President of the Company and Chief Operating Officer of Trac Lease. Prior to joining us, Mr. Mertz was an independent consultant in the computer industry. From 1980 to 1983, Mr. Mertz was President of Princeton Energy Partners, an international franchise company in the field of energy conservation. Mr. Mertz holds a bachelor’s degree in engineering from Princeton University. He is an associate member of Sigma Xi, the North American Research Society.

James F. Walsh was appointed to serve as our Executive Vice President, Finance in December 2003 and Chief Financial Officer in February 2004. In 1998 Mr. Walsh joined C-S Aviation Services, an aircraft operating lease company, as Senior Vice President and Chief Financial Officer and also served as President from 2000 to 2003. From 1987 to 1993 Mr. Walsh served as Senior Vice President and Chief Financial Officer of Polaris Aircraft Leasing Corporation, a GE Capital company, and, following the incorporation of Polaris into GE Capital Aviation Services (GECAS) in 1993, Mr. Walsh was named Senior Vice President and Chief Financial Officer of GECAS. Prior to joining Polaris, Mr. Walsh held various financial positions during sixteen years with GE Capital and General Electric Company. Mr. Walsh holds a Bachelor of Arts degree in economics from Rutgers College and an MBA degree from the University of Bridgeport.

Brian Tracey has served as Senior Vice President of Interpool, Inc. since October, 2000 and was appointed Chief Accounting Officer during 2003. Mr. Tracey joined Interpool when Interpool acquired the assets of the North America Intermodal Division of Transamerica Leasing, Inc. (Transamerica). Prior to joining Interpool, Mr. Tracey was Senior Vice President of Finance and Business Development at Transamerica where he had held numerous financial positions after joining Transamerica in 1982. From 1970 to 1982, Mr. Tracey worked in the audit practice of Arthur Andersen & Co. Mr. Tracey is a Certified Public Accountant and holds an undergraduate degree in accounting from Pace College.

Christopher N. Fermanis has been with the Company since 1981. He holds the positions of Senior Vice President – Law of Interpool, Inc. and General Counsel of Interpool Limited and Trac Lease, Inc. Mr. Fermanis served as General Counsel of the Company between February and October 2003. Prior to joining Interpool, Mr. Fermanis was an associate attorney for six years with the New York law firm of Haight, Gardner, Poor & Havens (now Holland & Knight). He holds a bachelor’s degree from Princeton University and a law degree from the University of Michigan Law School.

William Geoghan has served as Senior Vice President of each of Interpool, Interpool Limited and Trac Lease since 1998. Previously, Mr. Geoghan served as Controller of Interpool from 1992 to 1998 and Vice President and Controller of Interpool Limited from 1989 to 1998. Mr. Geoghan joined Interpool Limited in 1981 and served as Assistant Controller for Interpool Limited from 1985 to 1989. Mr. Geoghan is a Certified Public Accountant and holds a bachelor’s degree in commerce from Rider University.

Peter D. Halstead has served as a member of our Board of Directors since June 1994. Mr. Halstead is a retired Executive Vice President of Summit Bancorp where he worked in various capacities since 1971. He is now the Principal of P.D. Halstead Associates LLC, a firm consulting in corporate administration and finance. Mr. Halstead is a Director of Metlife Bank N.A., a wholly owned subsidiary of Metlife, and is a Senior Vice President/Managing Director of Commerce Bank, N.A. Mr. Halstead has served as a Trustee for numerous associations including McCarter Theatre and as Treasurer of the National Kidney Foundation of the Delaware Valley. Mr. Halstead holds a bachelor’s degree from Colgate University and an MBA degree from Fairleigh Dickinson University.

Clifton H. W. Maloney has served as a member of our Board of Directors since February 2000. He has been President of C.H.W. Maloney & Co., Incorporated, a private investment firm, since 1981. He was a Vice President in investment banking at Goldman, Sachs & Co. from 1974 to 1981. Mr. Maloney is a Director of Chromium Industries, Inc., and The Wall Street Fund. Mr. Maloney holds a bachelor's degree in Engineering from Princeton University and an MBA degree from Harvard Business School.

Warren L. Serenbetz has served as a member of our Board of Directors since February 1988 and served as Executive Consultant from February 1988 through January 1995. He has also been a Director of Trac Lease since its founding in November 1986. After co-founding Interpool Limited in 1968, Mr. Serenbetz served as Interpool Limited’s President and Chief Executive Officer and as a Director until 1975, after which he was Director, Chairman of the Executive Committee and Chief Executive Officer until his retirement in 1986. Mr. Serenbetz rejoined the Board of Directors of Interpool Limited in 1988 and retired in February 2004. Mr. Serenbetz is currently President of Radcliff Group, Inc. He has been active in industry affairs, serving as an officer, director and member of various world trade and shipping associations. Mr. Serenbetz holds a bachelor’s degree in engineering from Columbia University and a master’s degree in industrial engineering from Columbia University.

Joseph J. Whalen has served as a member of our Board of Directors since April 1996. He originally joined the accounting firm of Arthur Andersen LLP in 1957 and served as an audit partner in Andersen’s New York and New Jersey offices for more than ten years prior to his retirement in 1994. Mr. Whalen is a member of the American Institute of Certified Public Accountants and the New Jersey State Society of Certified Public Accountants. Mr. Whalen also serves on the Board of Directors of Griffon Corporation. Mr. Whalen is a Certified Public Accountant in New Jersey and holds a bachelor’s degree from St. Peter’s College. The Board of Directors has determined that Mr. Whalen, a member of our Audit Committee, qualifies as an “audit committee financial expert,” as such term is defined in the rules of the Securities and Exchange Commission.

Board Compensation

As of January 1, 2003, each member of the Board of Directors who is not an officer or executive consultant receives an annual service fee of $25,000 for serving on the Board plus $2,000 and reimbursement of expenses for each Board of Directors’ meeting attended and $1,000 for each committee meeting attended. The chairman of each committee also receives an additional $500 for each attended committee meeting. Additional compensation may be paid for participation in teleconferences and attendance at other meetings.

Board Committees

Effective January 1, 2004, the Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Corporate Governance Committee. The Audit Committee’s function is to monitor the integrity of the Company’s financial statements and our financial reporting and disclosure practices. The Audit Committee also reviews management’s systems of internal control relating to finance and accounting and the application of accounting principles generally accepted in the United States of America. In addition, the Audit Committee reviews the scope of the services of our independent auditors and may recommend the independent auditors for appointment by the Board of Directors subject to stockholder approval. Messrs. Maloney (Chairman), Halstead and Whalen will continue to serve on the Audit Committee.

The Compensation Committee’s functions are to review our general compensation strategy, establish salaries, review benefit programs, approve certain employment contracts and administer our stock option plans. The members of the compensation committee for 2004 are Messrs. Whalen (Chairman), Halstead and Maloney.

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

Beneficial Ownership Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors to file certain reports of ownership and reports of changes of ownership of our equity securities with the Securities and Exchange Commission. Executive officers and directors are required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during 2003 there was no stock activity that required disclosure.

Code of Ethics

On December 30, 2003 we adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal financial officer and principal accounting officer. The purpose of the code is to promote the highest standards of integrity among Interpool employees in their dealings with and on behalf of Interpool, including dealings with our banks, our stockholders and with others from whom we obtain financing. The Code of Ethics was filed as Exhibit 14.1 to our 2002 Form 10-K and is Exhibit 14.1 to our 2003 Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information for the calendar years ended December 31, 2003, 2002, and 2001 concerning the annual compensation earned by our chief executive officer and our four other most highly compensated executive officers:

                                                   Annual Compensation                                  Long Term
                                           --------------------------------            Other          Compensation
      Name and Principal Position          Year       Salary          Bonus       Compensation(1)  # of Stock Options
--------------------------------------     ----       ------          -----       ---------------  ------------------

Martin Tuchman                             2003      $897,929       $751,041         $17,297                0
Chairman of the Board of                   2002       855,170        843,381(2)       31,005                0
Directors, Chief Executive                 2001       814,447        651,784          62,742                0
Officer, President and Chief Operating
Officer

Arthur L. Burns                            2003        88,459(3)      50,000          51,327                0
Executive Vice President                   2002             0              0               0                0
and General Counsel                        2001             0              0               0                0

Richard W. Gross                           2003       163,756        136,244               0                0
Executive Vice President and Chief         2002        30,541        100,000          41,300(5)             0
Operating Officer, Interpool Limited       2001             0              0          24,826(5)             0

Herbert Mertz                              2003       250,022         75,000           7,046                0
Executive Vice President, Chief            2002       250,000         50,000           7,046                0
Administrative Officer and                 2001       240,000        150,000           7,046                0
Chief Operating Officer, Trac Lease, Inc

Raoul J. Witteveen*                        2003       537,856              0         184,103(6)             0
Former Officer and Director                2002       602,691        843,381          18,998                0
                                           2001       573,991        651,784          22,542                0

Ernst Baenziger***                         2003       252,859        268,599         980,738(4)             0
Senior Vice President, Interpool           2002       179,508              0       1,864,288                0
Limited                                    2001       183,901              0         776,045                0

Mitchell I. Gordon**                       2003       137,352        200,000       1,228,100(7)             0
Former Officer and Director                2002       250,000              0               0           50,000
                                           2001       240,000              0               0                0

* Mr. Witteveen resigned as an officer and Director effective October 9, 2003.
** Mr. Gordon resigned as an officer effective July 17, 2003 and as a Director effective October 9, 2003.
*** Mr. Baenziger retired as an Officer effective March 31, 2004.

(1)	Amounts listed include payments made to or on behalf of the Executive for expenses as provided for in the Executive's employment agreement.

(2)	Mr. Tuchman earned a bonus in the amount of $843,381 based on criteria fixed by the Compensation Committee. Mr. Tuchman returned the entire earned 2002 bonus.

(3)	Mr. Burns rejoined the Company in October 2003. Amount shown includes payments made based on an annualized salary. See Employment Agreements.

(4)	Amount includes sales commissions. Prior to his retirement in March 2004, Mr. Baenziger was a Senior Vice President of Interpool Limited. Mr. Baenziger joined the Company in 1977.

(5)	Amount includes consulting fees paid prior to employment. See Employment Agreements.

(6)	Mr. Witteveen resigned in October 2003. Amount includes payments made in accordance with a Separation Agreement.

(7)	Mr. Gordon resigned in July 2003. Amount includes payments made in accordance with a Separation Agreement.

For 2002, Mr. Tuchman was awarded a bonus of $843,381, of which $100,000 was paid in cash. The balance of the bonus was in the form of a stock award under our Deferred Bonus Plan. Pursuant to the terms of the Plan, this stock award consisted of a total of 60,407 shares of common stock, which were to vest over a ten-year period, commencing January 2, 2004. As discussed in our 2002 Form 10-K. Mr. Tuchman elected to voluntarily return to the Company the entire bonus he received for 2002.

Stock Option Activity During Fiscal Year 2003

No options to purchase shares of the Company’s common stock were granted in Fiscal Year 2003. During June and July 2003, former director and consultant John M. Bucher exercised 22,500 options to purchase common stock at an exercise price of $15.58 per share. The options were originally issued in 1997 under our 1993 Stock Option Plan for Executive Officers and Directors.

1993 Stock Option Plan

No options may be granted under the Stock Option Plan more than 10 years after the adoption of the Stock Option Plan, which period expired in March 2003. Effective January 1, 2004 the Compensation Committee will administer the Stock Option Plan.

Our 1993 Stock Option Plan for Executive Officers and Directors was adopted by our Board of Directors and approved by the stockholders in March 1993. A total of 6 million shares of common stock have been reserved for issuance under the Stock Option Plan. Options may be granted under the Stock Option Plan to executive officers and Directors of Interpool or a subsidiary (including any executive consultant of Interpool and its subsidiaries), whether or not they are employees. As of December 31, 2003, 4,516,501 options were issued and outstanding, of which 4,466,501 are exercisable. Options under the Stock Option Plan have been granted to 18 persons.

During 2003, the Stock Option Plan was administered by a committee of the Board of Directors consisting of Martin Tuchman and Peter Halstead, Directors. The Stock Option Plan does not require that the members of the Stock Option Committee be “disinterested persons” within the meaning of Rule 16b-3, as from time to time amended, under the Securities Exchange Act of 1934. The Stock Option Committee has the authority, within limitations as set forth in the Stock Option Plan, to establish rules and regulations concerning the Stock Option Plan, and to determine the persons to whom options may be granted, the number of shares of common stock to be covered by each option and the terms and provisions of the option to be granted. The Stock Option Committee has the right to cancel any outstanding options and to issue new options on the terms and upon the conditions as may be consented to by the optionee affected. In addition, the Stock Option Committee has the authority, subject to the terms of the Stock Option Plan, to determine the appropriate adjustments in the terms of each outstanding option in the event of a change in the common stock or our capital structure.

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

Under the Stock Option Plan, a holder may pay the exercise price in cash, by check, by delivery to us of shares of common stock already owned by the holder, or, with respect to non-qualified stock options and subject to approval by the Stock Option Committee, in shares issuable in connection with the option, or by such other method as the Stock Option Committee may permit from time to time.

Options granted under the Stock Option Plan will be non-transferable and non-assignable; provided, however, that the estate of a deceased holder may exercise any options held by the decedent. If an option holder terminates employment with us and all subsidiaries or service as a director of Interpool or a subsidiary while holding an unexercised option, the option will terminate immediately, but the option holder will have until the end of the tenth business day following his termination of employment or service to exercise the option. However, all options held by an option holder will terminate immediately if the termination is for cause, including but not limited to a result of a violation of the holder’s duties. If cessation of employment or service is due to retirement on or after attainment of age 65, disability or death, the option holder or the holder’s successor-in-interest, as the case may be, is permitted to exercise any option within three months of retirement or disability or within six months of death. Shares subject to options granted under the Stock Option Plan which expire, terminate or are canceled without having been exercised in full become available again for option grants.

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

Directors Plan

Our Non-Qualified Stock Option Plan for Non-Employee, Non-Consultant Directors was adopted by our Board of Directors and approved by the stockholders in March 1993. The Directors’ Plan provides for the automatic grant of 15,000 non-qualified options to non-employee, non-consultant directors at the time the director first joins the Board. The Directors’ Plan authorizes grants of options up to an aggregate of 150,000 shares of common stock. The exercise price per share is the fair market value of our common stock on the date the person becomes a director. The options granted pursuant to the Directors’ Plan may be exercised at the rate of one-third of the shares on the first anniversary of the options’ grant date, one-third of the shares on the second anniversary of the options’ grant date and one-third of the shares on the third anniversary of the options’ grant date, subject to applicable holding periods required under rules of the Securities and Exchange Commission. Options granted pursuant to the Directors’ Plan expire ten years from their grant date except that in the event of the death of a director, the option must be exercised within six months of the date of death or, in the event of resignation of a director, the option must be exercised within ten days of the date of resignation. Effective January 1, 2004, the Stock Option Plan formerly administered by the Stock Option Committee, is administered by the Compensation Committee. Pursuant to the Directors’ Plan, an option to purchase 15,000 shares of common stock was granted to each of Peter D. Halstead in June 1994, Joseph J. Whalen in April 1996 and Clifton H.W. Maloney in February 2000. In addition, our directors may be granted options under the 1993 Stock Option Plan for Executive Officers and Directors as adopted by the Board of Directors and approved by the stockholders in March 1993. On September 16, 1998, pursuant to an option repricing program, 15,000 options held by each of Messrs. Halstead and Whalen were cancelled and replaced with newly issued options with an exercise price equal to the closing market price on September 16, 1998, the grant date, which vested six months from the grant date and expire ten years from the grant date. All other terms and conditions of the newly issued options are the same as those of the cancelled options.

401(k) Plan

We have adopted a deferred savings plan which is intended to qualify under Section 401(k) of the Code. All our employees who are based in the United States are eligible to participate in the 401(k) Plan. Each participant may elect to defer the receipt of up to 15% (changed to 60% effective July, 2003) of such participant’s compensation on a pre-tax basis and have us contribute the deferred compensation to the 401(k) Plan on the participant’s behalf, up to the annual statutory limitation in effect at the time of the contribution. Such salary deferral contributions are 100% vested at all times. Amounts credited to a participant’s account are distributed to the participant at the earliest of (1) the termination of his or her employment with us, (2) a requested withdrawal after age 59 1/2 or upon evidence of disability or (3) a requested withdrawal due to financial hardship. The 401(k) Plan administrator may authorize loans from the 401(k) Plan to participants in a manner which is uniform and nondiscriminatory. Under the Code, salary deferral contributions are not taxable to the employee until the amounts are distributed to the employee, and all contributions are tax deductible to us. The 401(k) Plan provides for the making by us of any matching or profit sharing contributions to the 401(k) Plan, in the form of shares of common stock of Interpool.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2003, Mr. Tuchman participated in deliberations of our Board of Directors concerning executive officer compensation. Mr. Tuchman did not participate in discussions regarding his own compensation.

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

As compensation for the services to be rendered under his employment agreement, Mr. Tuchman is currently paid an annual base salary of $942,825. The base salary under the employment agreement increases by a minimum of 5% each year. In addition, Mr. Tuchman is entitled to receive an annual bonus equal to 2% of the amount of any increase in our net income during the year from its net income during the preceding year. Because our 2003 net income exceeded our net income from the previous year, a bonus in the amount of $751,041 was earned by Mr. Tuchman for 2003. Mr. Tuchman may be entitled to receive discretionary additional bonuses as determined by our Compensation Committee. The employment agreement (1) includes a non-competition provision; (2) provides that, in the event of the employee’s death, the employee’s base salary will continue to be paid to his beneficiary for two additional years and, in the event of termination of the employee without cause, the employee will continue to receive his base salary for the entire remaining term then in effect under the employment agreement; and (3) provides for reimbursement to the employee, for both the employee and his spouse, of all health related costs and expenses that are not advanced or reimbursed to the employee pursuant to our medical and dental insurance plans, which additional reimbursement continues for a period of five years after expiration of the employment agreement. Mr. Tuchman may also be entitled to receive incentive bonuses as determined by our Compensation Committee.

In addition to the compensation (including bonuses) provided for under his employment agreement, as more fully described below, Mr. Tuchman also receives bonuses under a bonus plan the Compensation Committee of our Board of Directors adopted effective January 1, 2000, with three measures of incentive bonus performance: (1) increase in stock price; (2) increase in net income over the highest previous year; and (3) maintaining an investment grade debt rating. Based upon the plan as adopted, Mr. Tuchman received additional bonuses for 2003, 2002 and 2001, in amounts of $0, $843,381 and $651,784, respectively. As discussed in our 2002 Form 10-K, Mr. Tuchman elected to voluntarily relinquish his entire 2002 bonus.

Increase in Net Income: To the extent that our net income exceeds that of the highest previous year, a bonus equal to 10% of the increase is to be paid to our Chief Executive Officer. No bonus was paid to Mr. Tuchman in respect to this performance measure for 2003, 2002 or 2001.

Investment Grade Rating: Our Chief Executive Officer is entitled to a bonus of $100,000 for each year in which we maintain an investment grade debt rating by either Moody’s or Standard and Poor’s at year-end. Under this measure, Mr. Tuchman received bonuses of $100,000 for each of 2002 and 2001. No bonus under this performance measure was awarded in 2003.

Increased Stock Price: To the extent our average stock price for a year exceeds the highest average stock price for any prior year, our Chief Executive Officer will receive a bonus in the amount of 1.5% of the increase in the average aggregate market value of our common stock. Because our 2001 average stock price exceeded the previous “high water mark,” a bonus in the amount of $551,784 was awarded to Mr. Tuchman for 2001 under this performance measure. Because our 2002 average stock price exceeded the 2001 average stock price, a bonus in the amount of $743,381 was awarded to Mr. Tuchman for 2002 under this performance measure. No bonus under this performance measure was awarded in 2003.

We have entered into an employment agreement with Arthur L. Burns, Executive Vice President, General Counsel and Director of the Company. Mr. Burns’s employment agreement with the Company became effective on July 1, 2004 and currently expires on October 16, 2006, except that on October 17, 2006 and on each three year anniversary of such date, the term shall be automatically extended for an additional three year period, unless the Company or Mr. Burns shall have given written notice of intention not to renew 180 days prior to the expiration of the then current term. Mr. Burns is currently paid an annual base salary of $375,000, participates in all Company fringe benefits programs, and is entitled to receive a target bonus in the amount of $125,000 upon the successful completion of performance objectives as determined from time to time. Additional discretionary bonuses may be paid in such amounts as shall be determined at the sole discretion of the Compensation Committee. Commencing on January 1, 2005 and on each subsequent January 1, Mr. Burns’s salary and target bonus shall be either maintained or adjusted upwards as determined in the sole discretion of the Compensation Committee. In addition, Mr. Burns is reimbursed for all transition expenses through June 30, 2005 and will receive up to $100,000 in transition expenses thereafter in lieu of relocation expenses should he elect not to relocate. In the event that the Company terminates the employment agreement during the term for any reason other than cause or disability or elects not to renew Mr. Burns’s employment agreement or if Mr. Burns terminates the employment agreement for good reason, Mr. Burns is entitled to a severance payment in an amount equal to 36 months of his then current base salary and target bonus and continued paid participation in all health, life and disability insurance programs offered by the Company to all employees. In the event of a change of control, the obligations of the Company under the employment agreement, including severance obligations shall expire no earlier than 36 months following the change of control. In addition, the Company granted Mr. Burns stock appreciation rights to 150,000 shares of common stock at a price of $14.05 per share, pursuant to which Mr. Burns shall receive an amount equal to any appreciation in the Company’s common stock market value. The stock appreciation rights vest upon the earlier of a change of control or privatization of the Company or January 15, 2005. The Company has reserved the right to substitute common stock options under the same terms and conditions of the stock appreciation rights. The common stock appreciation rights or common stock options are exercisable by Mr. Burns at any time prior to the expiration of the earlier of 10 days following the termination of Mr. Burns (except that the ten day period shall not apply in the event of a termination by the Company without cause, executive disability or termination by Mr. Burns for good reason) or June 30, 2014. Upon the termination of the employment agreement and payment of the severance payment, Mr. Burns has agreed not to compete with the Company, directly or indirectly, for a period of one year.

We have entered into an employment agreement with James F. Walsh, Executive Vice President and Chief Financial Officer of the Company. Mr. Walsh’s employment agreement with the Company became effective on July 1, 2004 and currently expires on November 16, 2005, provided, however, that the term shall automatically be extended for an additional one year period unless either the Company or Mr. Walsh shall have given written notice of intention not to renew 180 days prior to the expiration of the then current term. Mr. Walsh is currently paid an annual base salary of $275,000, participates in all Company related fringe benefit programs, and is entitled to receive a target bonus in the amount of $165,000 upon the successful completion of performance objectives as determined from time to time. Additional discretionary bonuses may be paid in such amounts as shall be determined at the sole discretion of the Compensation Committee. Commencing on January 1, 2005 and on each subsequent anniversary date, Mr. Walsh’s salary and target bonus shall either be maintained or adjusted upwards as determined in the sole discretion of the Compensation Committee. In addition, Mr. Walsh is reimbursed for all transition expenses through December 31, 2004 and will receive up to $100,000 in transition expenses thereafter in lieu of relocation expenses should he elect not to relocate. The Company also granted Mr. Walsh stock appreciation rights to 25,000 shares of common stock at a price of $14.05 per share, pursuant to which Mr. Walsh shall receive an amount equal to any appreciation in the Company’s common stock market value. The stock appreciation rights vest upon the earlier of a change of control or privatization of the Company or 5,000 shares on each of January 15, 2005, December 31, 2005, December 31, 2006, December 31, 2007 and December 31, 2008. The Company has reserved the right to substitute common stock options under the same terms and conditions of the stock appreciation rights. The common stock appreciation rights or common stock option may be exercisable by Mr. Walsh at any time prior to the expiration of the earlier of 10 days following the termination of Mr. Walsh (except that the ten day period shall not apply in the event of a termination by the Company without cause, executive disability or termination by Mr. Walsh for good reason) or June 30, 2014. In the event that the employment agreement is terminated during the term by either the Company for any reason other than cause or disability or by Mr. Walsh for good reason, Mr. Walsh shall be entitled to a severance payment in an amount equal to 24 months of his then current salary and target bonus and continued paid participation in all Company health, disability and life insurance programs. In the event of a change of control, the obligations of the Company under the employment agreement, including severance obligations, shall expire no earlier than 24 months following the change of control. If the Company does not renew Mr. Walsh’s employment agreement following a change in control, Mr. Walsh is entitled to a severance payment equal to his then current base salary and target bonus. Upon the termination of the employment agreement and payment of the severance payment, Mr. Walsh has agreed not to compete with the Company, directly or indirectly, for a period of one year.

We have entered into an employment agreement with Richard W. Gross, Executive Vice President of the Company and Chief Operating Officer of Interpool Limited. Mr. Gross’s employment agreement with the Company became effective on July 1, 2004 and currently expires on October 14, 2005, provided, however, that the term shall automatically be extended for an additional one year period unless either the Company or Mr. Gross shall have given written notice of intention not to renew 180 days prior to the expiration of the then current term. Mr. Gross is currently paid an annual base salary of $300,000, participates in all Company related fringe benefit programs, and is entitled to receive a target bonus in the amount of $160,000 upon the successful completion of performance objectives as determined from time to time. Additional discretionary bonuses may be paid in such amounts as shall be determined at the sole discretion of the Compensation Committee. Commencing on January 1, 2005 and on each subsequent anniversary date, Mr. Gross’s salary and target bonus shall either be maintained or adjusted upwards in the sole discretion of the Compensation Committee. In addition, the Company granted Mr. Gross stock appreciation rights to 100,000 shares of common stock at a price of $14.05 per share, pursuant to which Mr. Gross shall receive an amount equal to any appreciation in the Company’s common stock market value. The stock appreciation rights vest upon the earlier of a change of control or privatization of the Company or 50,000 shares on each of January 15, 2005 and October 15, 2005. The Company has reserved the right to substitute common stock options under the same terms and conditions of the stock appreciation rights. The common stock appreciation rights or common stock option may be exercisable by Mr. Gross at any time prior to the expiration of the earlier of 10 days following the termination of Mr. Gross (except that the ten day period shall not apply in the event of a termination by the Company without cause, executive disability or termination by Mr. Gross for good reason) or June 30, 2014. In the event that the employment agreement is terminated during the term by either the Company for any reason other than cause or disability or by Mr. Gross for good reason, Mr. Gross shall be entitled to a severance payment in an amount equal to 24 months of his then current salary and target bonus and 24 months continued paid participation in all Company health, disability and life insurance programs. In the event of a change of control, the obligations of the Company under the employment agreement including severance obligations shall expire no earlier than 24 months following the change of control. If the Company does not renew Mr. Gross’s employment agreement following a change in control, Mr. Gross is entitled to a severance payment equal to his then current salary and target bonus. Upon the termination of the employment agreement and payment of the severance payment, Mr. Gross has agreed not to compete with the Company, directly or indirectly, for a period of one year.

We entered into an employment agreement with Herbert Mertz, Executive Vice President and Chief Administrative Officer of the Company. Mr. Mertz’s employment agreement with the Company dated October 1, 2003 covers the period January 1, 2004 to December 31, 2004. Under the agreement Mr. Mertz is paid an annual base salary of $275,000 and participates in all Company related fringe benefit programs. Discretionary bonuses may be paid in amounts as determined by the Compensation Committee. In the event that the employment agreement is terminated during the term by either the Company for any reason other than cause or disability or by Mr. Mertz for good reason, Mr. Mertz is entitled to a severance payment in an amount equal to two and one-half times his then current salary and 30 months continued paid participation in all Company health, disability and life insurance programs. In the event of a change of control, the obligations of the Company under the employment agreement do not expire less than 30 months following the change of control. Upon the termination of the employment agreement, Mr. Mertz agreed not to compete with the Company, directly or indirectly, for a period of two years.

Employment Contracts with Former Executives

We entered into an employment agreement with Raoul J. Witteveen, our former President and Chief Operating Officer dated as of January 1, 1992, as amended and restated. As of January 1, 2003, the new expiration date of Mr. Witteveen’s Employment Agreement was extended to December 31, 2010. Under the terms of his employment agreement, on each January 1, the expiration date of the employment agreement was automatically extended for an additional year unless we or the employee party to such employment agreement gave written notice of an election not to extend beyond the end of the then current seven-year term. Notice of any such election not to extend the expiration date was required to be delivered not less than six months prior to the next occurring January 1. Mr. Witteveen’s Employment Agreement was terminated on October 9, 2003.

As compensation for the services rendered under the employment agreement, for 2003 Mr. Witteveen was paid an annual base salary of $632,835.

In addition to the compensation (including bonuses) provided for under his employment agreement, Mr. Witteveen also received bonuses under a bonus plan the Compensation Committee of our Board of Directors adopted effective January 1, 2000, with three measures of incentive bonus performance: (1) increase in stock price; (2) increase in net income; and (3) maintaining an investment grade debt rating. Based upon the plan as adopted, Mr. Witteveen received additional bonuses for 2001 and 2002, as follows:

Increase in Net Income: To the extent that our net income exceeded that of the highest previous year, a bonus equal to 10% of the increase was to be paid to our Chief Operating Officer. No bonus was paid to Mr. Witteveen in respect to this performance measure for 2001 or 2002.

Investment Grade Rating: Mr. Witteveen was entitled to a bonus of $100,000 for each year in which we maintained an investment grade debt rating by either Moody’s or Standard and Poor’s at year-end. Under this measure, Mr. Witteveen received bonuses of $100,000 for each of 2001 and 2002.

Increased Stock Price: To the extent our average stock price for a year exceeded the highest average stock price for any prior year, Mr. Witteveen was entitled to receive a bonus in the amount of 1.5% of the increase in the average aggregate market value of our common stock. Because our 2001 average stock price exceeded the previous “high water mark,” a bonus in the amount of $551,784 was awarded to Mr. Witteveen for 2001 under this performance measure. Because our 2002 average stock price exceeded the 2001 average stock price, a bonus in the amount of $743,381 was awarded to Mr. Witteveen for 2002 under this performance measure.

In January 2002, we entered into an employment agreement with Mitchell I. Gordon, our former Chief Financial Officer and Executive Vice President. Under the terms of the Employment Agreement, Mr. Gordon was paid an annual base salary of $250,000 and was entitled to receive performance based and discretionary bonuses as determined by the Compensation Committee. The term of the Employment Agreement was scheduled to expire on December 31, 2003 except that on or before June 30, 2003, we were required to either notify Mr. Gordon of our intention not to renew his Employment Agreement or provide the terms under which we will offer a new agreement. The Employment Agreement (i) included a non-competition provision; (ii) provided that, in the event of the employee’s death, the employee’s base salary will continue to be paid to his beneficiary for the remainder of the term and; (iii) provided for participation in all Company medical and dental insurance plans. Mr. Gordon’s Employment Agreement was terminated on July 17, 2003 in connection with the separation agreement that we entered into with Mr. Gordon.

Separation Agreements

On July 17, 2003, Mitchell I. Gordon, who had been our Executive Vice President and Chief Financial Officer, resigned as an employee and officer of the Company. Pursuant to his resignation, we entered into a separation agreement under which Mr. Gordon received a payment of $200,000 (his accrued bonus for 2003) and an additional payment of $800,000 and over the next four years will receive other payments totaling an additional $3,200,000. In the event of a change of control of the Company these payment obligations would accelerate. In accordance with the terms of the separation agreement, Mr. Gordon will continue to receive certain benefits over the next five years including health, life, disability and accident insurance as well as a car allowance, at the same cost to Mr. Gordon as if Mr. Gordon had continued to be an executive officer of the Company. Mr. Gordon also is provided an office allowance. The cost to us of these continued benefits to the former executive will amount to approximately $107,000. The separation agreement provided for the immediate vesting of Mr. Gordon’s stock options. Under the separation agreement, Mr. Gordon agreed to provide certain consulting services to us. In October 2003, Mr. Gordon resigned from his positions as a director of the Company and its affiliates. In connection with Mr. Gordon’s separation agreement, Mr. Gordon’s prior employment agreement (which would have continued until December 31, 2003) was terminated and each of the Company and Mr. Gordon relinquished certain rights thereunder.

On October 9, 2003, Raoul Witteveen, who had served as our President and Chief Operating Officer, resigned as an employee, officer and director of the Company and its affiliates. At the time of his resignation, we and Mr. Witteveen reached an understanding regarding the severance and other principal terms that would be set forth in a separation agreement to be entered into between us and Mr. Witteveen. Under the terms agreed upon, Mr. Witteveen will receive an amount equal to his full 2003 annual base salary ($632,835) for each year through October 9, 2005 as well as health, life, disability and accident insurance and reimbursements through the same date. Mr. Witteveen will also be provided with an office allowance, an allowance for an executive assistant, and an automobile allowance, in each case through October 9, 2004. The cost to us of these continued benefits to the former executive will amount to approximately $211,000. It was also agreed that Mr. Witteveen’s outstanding stock options, all of which were fully vested as of the date of his resignation, will be exercisable until October 9, 2005, and that Mr. Witteveen’s future sale of common stock will be subject to certain volume restrictions and a right of first refusal on the part of Interpool and its affiliates. As part of the separation agreement, Mr. Witteveen will agree not to engage in a competing business, either directly or indirectly, for a period of two years from his resignation date. In connection with Mr. Witteveen’s separation agreement, Mr. Witteveen’s prior employment agreement (which would have continued until 2010) is terminated and Mr. Witteveen relinquishes his rights thereunder. A definitive separation agreement incorporating these terms was executed on August 10, 2004.

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

On January 2, 2003, 139,067 shares were awarded to 12 employees, 4,641 of which vest over a five-year period, 74,019 vest over a ten-year period and 60,407 have lapsed. On January 2, 2004, under the Deferred Bonus Plan as detailed in Notes 16 and 18 to the Consolidated Financial Statements, the Company granted to eligible employees 27,259 shares of restricted stock of which 7,303 vest over a five-year period and 19,956 vest over a ten-year period. The restricted stock had a fair value of $13.60 per share at the grant date for a total value of $371.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the Company’s common stock as of June 30, 2004 by certain beneficial owners, each of the Company’s directors and executive officers and all executive officers and directors as a group.

                                                                                          Options
                                                                                        Exercisable
                                                                         Number of        Within       Percentage
Name of Beneficial Owner                                               Shares (1)(12)     60 Days     Of Class (1)
------------------------                                               --------------   ------------  -------------
Officers and Directors:
Martin Tuchman (2)(3)............................................         9,519,110      2,280,000         32.10%
Arthur L. Burns  ................................................           210,408         96,563          *
Peter D. Halstead ...............................................            67,500         60,000          *
Clifton H. W. Maloney............................................            15,000         15,000          *
Warren L. Serenbetz (2)(4)(5)(6).................................         1,571,126        668,438          5.60%
Joseph J. Whalen.................................................            37,500         37,500          *
William A. Geoghan...............................................             9,300          7,500          *
Herbert Mertz....................................................             9,250          7,500          *
Richard W. Gross.................................................             2,000              0          *
Brian Tracey.....................................................               413              0          *
James F. Walsh...................................................                 0              0          *
Christopher N. Fermanis..........................................               516              0          *
Executive officers and directors as a
group (twelve persons) ..........................................        11,442,123      3,172,501         37.28%
Other Stockholders:
Hickory Enterprises, L.P. (8)(9).................................         4,856,911              0         17.74%
165 Signal Hill North
Wilton, CT 06897
Raoul J. Witteveen (7)...........................................         4,712,429      1,140,000         16.52%
Surinamesttaat 37
2585 CH The Hague
The Netherlands
Warren L. Serenbetz, Jr.(6)(10)..................................           292,646              0          1.07%
165 Signal Hill North
Wilton, Connecticut 06897
Paul H. Serenbetz (6)(10)........................................           292,646              0          1.07%
12 Howard Avenue
New Haven, CT 06519
Stuart W. Serenbetz (6)(10)......................................           292,646              0          1.07%
Stonebridge Development Corp.
6 Hickory Drive
Stamford, CT 06902
Clay R. Serenbetz (6)(10)........................................           292,646              0          1.07%
6 Bay Road
New Market, NH 03857
The Chartres Limited Partnership (11)............................            90,000              0          *
c/o Interpool, Inc.
633 Third Avenue
New York, NY 10017
Other Stockholders as a group....................................        10,829,924      1,140,000         37.68%

*Less than 1%

(1)	Includes shares subject to options which are exercisable within 60 days. In the event that all said options were exercised, the total outstanding number of the shares of the Company's common stock would be 31,691,347. The percentage of class is calculated on the basis of an assumption that only the named individual exercised all of his options. Does not include the following options not exercisable within 60 days: Herbert Mertz; 50,000 shares.
(2)	The business address of Mr. Tuchman is 211 College Road East, Princeton, New Jersey 08540 and the business address for Mr. Serenbetz is 695 West Street, Harrison, New York 10528.
(3)	Includes 6,731,686 shares directly held by Mr. Tuchman; 202,422 shares held by an exchange fund as to which Mr. Tuchman retains certain voting rights; 8,668 shares held by a pension plan f/b/o Mr. Tuchman; 96,619 shares held by a revocable grantor trust of which Mr. Tuchman is the grantor and trustee and Mr. Tuchman's brother is the beneficiary; 7,000 shares held by the Tuchman Foundation; 5,797 shares representing Mr. Tuchman's 51.3% interest in shares held by Kingstone Capital Group, LLC, a New Jersey limited liability company; 1,500 shares held by a pension plan f/b/o Mr. Tuchman's wife; 182,381 shares held by Princeton International Properties, Inc., a New Jersey corporation owned by Mr. Tuchman and his wife; and 3,037 shares held by Mr. Tuchman's wife.
(4)	Includes 182,380 shares held by the Radcliff Group, Inc.
(5)	The Warren L. Serenbetz Revocable Trust, of which Warren L. Serenbetz is the trustee, is the record owner of these shares of the Company's common stock. The beneficiaries of the Warren L. Serenbetz Revocable Trust are members of the immediate family of Warren L. Serenbetz.
(6)	Does not include Mr. Serenbetz's interest in shares held by Hickory described in footnote (8) below.
(7)	Includes 3,467,730 shares directly held by Mr. Witteveen; 101,210 shares held by an exchange fund as to which Mr. Witteveen retains certain voting rights; 1,500 shares of which Mr. Witteveen's wife is the record owner; and 1,989 shares representing Mr. Witteveen's interest in shares held by Kingstone Capital Group, LLC, a New Jersey limited liability company.
(8)	In 1994, Hickory Enterprises, L.P., a Delaware limited partnership ("Hickory") was formed. Warren L. Serenbetz contributed shares of the Company's common stock in exchange for a limited partnership interest in Hickory. Each of Warren L. Serenbetz, Jr., Stuart W. Serenbetz, Paul H. Serenbetz and Clay R. Serenbetz contributed shares of the Company's common stock in exchange for a general partnership and limited partnership interest in Hickory. Each of the four general partners in Hickory has one vote in matters before Hickory. Warren L. Serenbetz, as solely a limited partner, does not have any voting rights or rights to participate in the management or operations of Hickory.
(9)	Includes 319,422 shares held by exchange funds as to which Hickory Enterprises retains certain voting rights.
(10)	Each of Warren L. Serenbetz, Jr., Paul H. Serenbetz, Stuart W. Serenbetz and Clay R. Serenbetz is a son of Warren L. Serenbetz. None of Mr. Serenbetz's sons are minors.
(11)	On February 1, 1995, Arthur L. Burns entered into an Agreement of Limited Partnership pursuant to which Mr. Burns contributed 90,000 shares of restricted common stock to The Chartres Limited Partnership ("Chartres"), in exchange for a 98% limited partnership interest in Chartres. Each of Meredith K. Burns and Kristin M. Reynolds, daughters of Arthur L. Burns, are the other limited partners and the general partners of Chartres. Limited partners do not have any voting rights or rights to participate in the management or operation of Chartres.
(12)	Does not include shares which could be issued upon conversion in connection with holdings of the Company's 9.25% Convertible Redeemable Subordinated Debentures with a conversion price of $25.00 per share. Conversion of the holdings of the Debentures would result in a share issuance as follows: Martin Tuchman 80,000 shares; Warren Serenbetz and related entities and family members 106,906 shares; Arthur Burns 9,600 shares; Peter Halstead 1,000 shares; Joseph Whalen 8,000 shares; Clifton Maloney 2,000 shares; Richard Gross 8,000 shares; and Herbert Mertz 2,400 shares.

Equity Compensation Plan Information

The following presents equity compensation plan information as of December 31, 2003. This table does not include shares issuable under the Deferred Bonus Plan (the “Bonus Plan”) as outlined in Note 16 to the Consolidated Financial Statements. The shares issuable under the Bonus Plan with respect to the calendar year ended December 31, 2003 were granted in January 2004 and vest in installments beginning in January 2005.

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
                                         (a)                           (b)                     future issuance under
                                 Number of securities to        Weighted-average               equity compensation
                                 be issued upon exercise        exercise price of              plans (excluding
                                 of outstanding options,        outstanding options,           securities reflected
Plan Category                    warrants and rights            warrants and rights            in column (a))
-------------                    ------------------------       ------------------------       ----------------------------

Equity compensation
plans approved by
security holders                        4,516,501                       10.31                         1,559,999

Equity compensation
plans not approved by
security holders                           -----                        -----                           -----
                                        _________                     _________                       _________
Total                                   4,516,501                       10.31                         1,559,999

For a description of these plans see Item 10 and Note 16 to the Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Expired Stockholders’ Agreement

Martin Tuchman, Raoul J. Witteveen, Arthur L. Burns, Hickory Enterprises L.P., Warren L. Serenbetz Revocable Trust, Warren L. Serenbetz, Jr., Stuart W. Serenbetz, Paul H. Serenbetz, Clay R. Serenbetz, and Chartres Limited Partnership collectively own, directly or indirectly, approximately 70.1% of our common stock and were parties to an Amended and Restated Stockholders’ Agreement dated May 3, 1993 which expired by its terms in May 2003. Under the Amended and Restated Stockholders’ Agreement, the parties agreed not to sell or transfer any shares of common stock beneficially owned by them to any person without first offering the shares under specific terms and conditions to the other parties to the Stockholders’ Agreement. Specifically, the shares were to have first been offered at a per share price equal to the price offered by any third party making a bona fide offer to buy the shares for cash, cash equivalents or marketable securities (or if no such bona fide offer had been received, at a price equal to the average closing price of a share of common stock on the New York Stock Exchange over a period of twenty prior trading days) and if such election to purchase the shares was not made the shares were then offered to the other parties to the Stockholders’ Agreement for purchase by them at the same per share price described above. Notwithstanding the foregoing, the parties to the Stockholders’ Agreement were permitted to transfer shares of common stock to one or more of certain members of their immediate families (or trusts for the benefit of such family members) so long as each transferee agreed to be bound by the terms of the Stockholders’ Agreement. The Stockholders’ Agreement further provided that if Interpool (which is not a party to the Stockholders’ Agreement) elected to purchase any shares offered to it by a party to the Stockholders’ Agreement and the shares offered represented greater than 10% of the shares held by the offeror, we had the right to pay the purchase price of the shares by delivery of a promissory note, payable in equal monthly installments (with interest at the prime rate) over the following year. Pursuant to the Stockholders’ Agreement, each of the parties thereto had agreed to vote for the re-election of Messrs. Tuchman, Serenbetz, Witteveen and Burns as our directors. The parties to the Stockholders’ Agreement acknowledged shared voting power but at all times disclaimed the existence of a group or beneficial ownership of shares owned by other parties to the Stockholders’ Agreement. The Stockholders’ Agreement expired on May 4, 2003 and has not been extended by the parties.

Chassis Holding I, LLC

The Ivy Group, which is a New Jersey general partnership composed directly or indirectly of Mr. Tuchman, Radcliff Group, Inc., Raoul J. Witteveen, Thomas P. Birnie and Graham K. Owen, has previously leased chassis to Trac Lease. As of December 31, 2000, pursuant to various equipment lease agreements, Trac Lease leased 6,047 chassis from The Ivy Group and its principals for an aggregate annual lease payment of approximately $2.9 million. On January 1, 2001, the various leases for the 6,047 units were combined into a single lease pursuant to which The Ivy Group and its principals were paid an aggregate lease payment of approximately $2.6 million through June 30, 2001.

Effective as of July 1, 2001, we restructured our relationship with The Ivy Group and its principals to provide us with managerial control over these 6,047 chassis. As a result of the restructuring, the partners of The Ivy Group contributed these 6,047 chassis and certain other assets and liabilities to our newly formed subsidiary, Chassis Holdings I LLC, in exchange for $26.0 million face value of preferred membership units and 10% of the common membership units, and Trac Lease contributed 902 chassis and two thousand dollars in cash to Chassis Holdings in exchange for $3.0 million face value of preferred membership units and 90% of the common membership units. The preferred membership units are entitled to receive a preferred return prior to the receipt of any distributions by the holders of the common membership units. The value of the contributed chassis was determined by taking the arithmetic average of the results of independent appraisals performed by three nationally recognized appraisal firms that were engaged by us in connection with our establishment of a chassis securitization facility in July 2000. As the managing member of Chassis Holdings, Trac Lease exercises sole managerial control over the entity’s operations. Chassis Holdings leases all of its chassis to Trac Lease at a rental rate equal to the then current Trac Lease fleet average per diem. Chassis Holdings and the holders of the preferred membership units are party to a Put/Call Agreement which provides that the holders of preferred units may put such units to Chassis Holdings under certain circumstances and Chassis Holdings has the right to redeem such units under certain circumstances. Chassis Holdings will be required to make certain option payments to the holders of the preferred membership units in order to preserve its right to redeem such units. Dividends paid on the common units and distributions on the preferred units totaling $2.9 million, $3.1 million and $1.7 million for 2003, 2002 and 2001, respectively, are included in minority interest (income)/expense, net, in the accompanying consolidated statement of income.

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

The members of the Board of Directors have unanimously determined that the terms of all arrangements between The Ivy Group and Trac Lease, including the formation of Chassis Holdings, were beneficial and fair to Interpool.

The Ivy Group Guarantee of PCR Line of Credit

In connection with the sale of PCR in December 2001, Martin Tuchman and Raoul Witteveen agreed in March 2002 to guarantee a pre-existing line of credit between PCR and Yardville National Bank in the amount of $3,000,000 and the Company was released from a guarantee it had previously executed. This guarantee was subsequently paid off through advances made to PCR by The Ivy Group. PCR’s line of credit with Yardville National Bank was reduced to $1,666,000 in March 2002 and later increased to $2,000,000 in September 2002. Advances amounting to $1,983,134 and $698,000 in 2002 and 2003, respectively, were made to PCR by The Ivy Group to pay off borrowings under the line of credit and to provide working capital. The Ivy Group is a partnership controlled by certain current and former officers and directors of the Company. The advances made by The Ivy Group to PCR were considered capital contributions to the Company and payments by the Company to PCR. The payments to PCR have been determined to be uncollectible and have been expensed by the Company and included in other (income)/expense, net. Payments made in 2002 amounting to $1,983,134 have been included in additional paid in capital. The remaining payments made in 2003 of $698,000 have been included in accounts payable and accrued expenses at December 31, 2002 and were reclassified to additional paid in capital in the period when the payments were made.

Eurochassis L.P. Transactions

Eurochassis L.P., a New Jersey limited partnership in which Raoul J. Witteveen, our former President and a major stockholder, is one of the limited partners and the general partner, leases 100 chassis to Trac Lease for an annual lease payment of approximately $91,000. The annual lease term renews automatically unless canceled or renewed upon renegotiated lease rate terms by either party prior to the first day of the renewal period. The members of the Board of Directors have unanimously determined that the terms of all arrangements between Eurochassis L.P. and Trac Lease are beneficial and fair to the Company.

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

Executive Office Lease

During 2001, we leased approximately 28,500 square feet of commercial space for our executive offices in Princeton, New Jersey from 211 College Road Associates, a New Jersey general partnership. Martin Tuchman, a Director and the Chief Executive Officer and Warren L. Serenbetz, a Director of the Company, held a direct or indirect equity interest of 89.73% in 211 College Road Associates. The 2001 annual base rental for this property was approximately $557,000 under a triple net lease expiring in 2010. In the opinion of our management, rent paid under this lease did not exceed rent that we would have paid in an arms’ length transaction with an unrelated third party.

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

Bank Loans

In April 2003 and August 2003 we borrowed $16,000,000 and $7,000,000, respectively, from Yardville National Bank, a subsidiary of an entity in which our Chief Executive Officer owns approximately five percent of the common stock and serves on the Executive Committee of the Board of Directors. The term of the $16,000,000 loan is three years. Thirty four fixed monthly principal payments of $250,000 commencing May 25, 2003 are due with a final principal payment of $7,500,000 due on March 25, 2006. Interest, at an initial rate of 4.25%, is adjusted monthly to the prime rate as published in the Wall Street Journal subject to a 4% minimum and 5% maximum per annum rate.

The term of the $7,000,000 loan is five years. Fifty nine fixed monthly principal payments of $75,000 commencing September 7, 2003 are due with a final principal payment of $2,575,000 due on August 7, 2008. Interest, at an initial rate of 4% is adjusted monthly to the prime rate as published in the Wall Street Journal subject to a 4% minimum and 6% maximum per annum rate.

In September 2000, Yardville National Bank provided a revolving line of credit to the Company. The line of credit was initially $9,750,000 and was secured by equipment and the related leases. The interest rate was Yardville National Bank’s base interest rate minus .5%. The Company utilized a portion of this facility from inception through April 2002 when the loan balance was paid and the facility ended.

In connection with our borrowings from Yardville National Bank, our Board of Directors unanimously determined that the interest rate and other terms of such borrowings were at least as favorable to us as could have been obtained in an arms’-length transaction with an unrelated third party.

In addition to our borrowings from Yardville National Bank, beginning in May 2000 Yardville National Bank provided a revolving line of credit to our subsidiary PCR. The line of credit was initially $2,500,000 and was increased to $5,000,000 in July 2000 (upon termination of a similar line of credit provided to our subsidiary Microtech). The interest rate was Yardville National Bank’s base interest rate minus .5%. Advances under this line of credit were secured by a first lien on PCR’s business assets. In connection with our sale of our interest in PCR in December 2001, Yardville National Bank released its security interest in PCR’s assets and reduced the amount of the line to $3,000,000. At the same time, we provided a guarantee of this line of credit on PCR’s behalf. In March 2002, the amount of the credit line was further reduced to approximately $1,650,000, the balance then outstanding, and, at our request, Yardville National Bank terminated our guarantee and accepted in lieu thereof a guarantee from certain of our officers and directors. The PCR line of credit was renewed and increased to $2,000,000 in September 2002.

Fathom Co., LTD Agency Fees

We paid Fathom Co., LTD (“Fathom”), our local representative in Taiwan, $116 for each of the years ended December 31, 2003, 2002 and 2001 to represent us with the Taiwan depots that store and repair damaged containers and to provide customer support. Fathom is owned by a Regional Vice President of Interpool Limited (who is not an executive officer of the Company) and members of his family. Management has determined that the fee for these services between Fathom and Interpool Limited are beneficial and fair to the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company by KPMG for professional services rendered for the fiscal years ending December 31, 2003 and 2002:

                                             2003                         2002
                                             ----                         ----

Audit Fees (1)                            $1,630,000                   $5,200,000
Audit-Related Fees (2)                           ---                       50,000
Tax Fees (3)                                  14,000                       25,000
                                          ----------                   ----------
Total Fees                                $1,644,000                   $5,275,000
                                          ==========                   ==========

----------------------------

(1)	Includes services relating to audit of the annual consolidated financial statements included in our Annual Report on Form 10-K and the review of interim financial information included in our quarterly reports on Form 10-Q.
(2)	Includes services relating to procedures in connection with the Company's 2002 registration statement and the issuance of agreed upon procedures reports in connection with securitization transactions.
(3)	Includes services primarily related to consultation on tax planning matters.

All Other Fees

There were no fees billed by our independent auditors during the year ended December 31, 2003 for products and services, other than the services referred to in the preceding paragraphs.

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

INTERPOOL, INC.

Report of Independent Public Accountants
Consolidated Balance Sheets--At December 31, 2003 and 2002
Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2003, 2002
and 2001
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

(a)(2)	FINANCIAL STATEMENT SCHEDULES

Schedule II -- Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable regulations of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3)	EXHIBITS

3.1	--	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

3.2	--	Form of Restated Bylaws of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

4.1	--	Form of Certificate representing the Common Stock (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

4.2	--	Form of Indenture between Interpool, Inc. and The Bank of New York, as trustee, relating to the 9.25% Convertible Redeemable Subordinated Debentures (incorporated herein by reference is the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

4.3	--	Form of First Supplemental Indenture between Interpool, Inc. and The Bank of New York, as trustee, relating to the 9.25% Convertible Redeemable Subordinated Debentures (incorporated herein by reference is the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

4.4	--	Form of Subscription Rights Agreement (incorporated herein by reference is the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

4.5	--	Form of Subscription Documentation for Standby Purchasers (incorporated herein by reference is the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

4.6	--	Indenture between Interpool, Inc. and United States Trust Company of New York, as Trustee, related to the 7.35% Notes dated July 29, 1997 (incorporated herein by reference to the Company’s Current Report on Form 8-K, dated July 29, 1997).

4.7	--	Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, related to the 7.20% Notes, dated August 5, 1997 (incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-38705)).

4.8	--	Indenture between the Company and IBJ Schroeder Bank & Trust Company, as Trustee, related to the Junior Subordinated Debt Securities dated January 27, 1997 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 1996).

4.9	--	First Supplemental Indenture between Interpool, Inc. and IBJ Schroeder Bank & Trust Company, as Trustee, related to the 9-7/8% Series A and Series B Junior Subordinated Deferrable Interest Debentures dated January 27, 1997 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1996).

10.1	--	Purchase Agreement dated as of January 30, 1993 by and between Sequa Capital Corp. and the Company, as amended as of March 5, 1993 (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.2	--	Restructuring Agreement as of August 5, 1992 among the Company, Trac Lease, Radcliff Group, Interpool Limited, Sequa Capital Corp., Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Paul H. Serenbetz, Stuart W. Serenbetz and Clay R. Serenbetz (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.3	--	Employment Agreement dated as of January 1, 1992 by and between Martin Tuchman and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.4	--	Employment Agreement dated as of October 1, 2003 by and between Herbert Mertz and the Company (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

10.5	--	Employment Agreement dated as of July 1, 2004 by and between Arthur L. Burns and the Company.

10.6	--	Employment Agreement dated as of July 1, 2004 by and between James F. Walsh and the Company.

10.7	--	Employment Agreement dated as of July 1, 2004 by and between Richard W. Gross and the Company.

10.8	--	Consultation Services Agreement dated as of January 1, 1992 by and between Radcliff Group and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.9	--	Stock Option Plan for Executive Officers and Directors (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.10	--	Stockholders' Agreement dated as of May 4, 1993, among the Company and Messrs. Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Clay R. Serenbetz, Paul H. Serenbetz, Stuart W. Serenbetz and Arthur L. Burns and the Serenbetz Trust (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.11	--	Non-Compete Agreement dated as of May 4, 1993, by and between The Ivy Group and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-71538)).

10.12	--	Lease Agreements by and between 211 College Road Associates and Interpool Limited and 211 College Road Associates and Microtech Leasing (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.13	--	Lease Agreement dated December 30, 1986 between Princeton Intermodal Equipment Trust I and Trac Lease (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.14	--	Lease Agreements between The Ivy Group and Trac Lease (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.15	--	Amendment No. 1, dated August 10, 1992, to Secured Promissory Note and Chattel Mortgage, Security Agreement and Assignment by and between The Ivy Group and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.16	--	Chassis Lease Agreement dated as of August 15, 1992 by and between Eurochassis L.P. and Trac Lease (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.17	--	Transfer and Subscription Agreement among Radcliff Group, Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Clay R. Serenbetz, Paul H. Serenbetz, Stuart W. Serenbetz, the Serenbetz Trust and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.18	--	Exchange and Subscription Agreement by and between the Company and Arthur L. Burns (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.19	--	Demand promissory notes of the Company payable to Martin Tuchman, Warren L. Serenbetz and Princeton International Properties (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.20	--	Indemnity Agreement between the Company and other directors (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.21	--	Agreement between the Company and Arthur L. Burns regarding certain litigation (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.22	--	Indenture between Interpool, Inc. and United States Trust Company of New York, as Trustee, related to the 7.35% Notes dated July 29, 1997 (incorporated herein by reference to the Company’s Current Report on Form 8-K, dated July 29, 1997).

10.23	--	Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, related to the 7.20% Notes, dated August 5, 1997 (incorporated herein by reference to the Company’s Registration Statement on Form S-4 (Reg. No. 333-38705)).

10.24	--	Indenture between the Company and IBJ Schroeder Bank & Trust Company, as Trustee, related to the Junior Subordinated Debt Securities dated January 27, 1997 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 1996).

10.25	--	First Supplemental Indenture between Interpool, Inc. and IBJ Schroeder Bank & Trust Company, as Trustee, related to the 9-7/8% Series A and Series B Junior Subordinated Deferrable Interest Debentures dated January 27, 1997 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1996).

10.26	--	Series A Capital Securities Guarantee Agreement dated January 27, 1997 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 1996).

10.27	--	Agreement of Merger dated March 15, 1996 among Trac Lease, Inc., Trac Lease Merger Corp. and the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1995).

10.28	--	Letter Agreement between The Ivy Group and the Company (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1995).

10.29	--	Chassis Lease Agreement dated January 1, 1998 between The Ivy Group and Trac Lease, Inc. (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000).

10.30	--	Consulting Agreement between Interpool, Inc. and Atlas Capital Partners dated February 28, 1998 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for period ended June 30, 1998).

10.31	--	Asset Purchase Agreement, dated as of July 27, 2000 by and between the Company and Transamerica Leasing, Inc. (incorporated herein by reference to the Company’s Form 8-K filed on November 3, 2000).

10.32	--	Amendment No. 1 to the Asset Purchase Agreement dated October 24, 2000 by and between the Company and Transamerica Leasing, Inc. (incorporated herein by reference to the Company’s Form 8-K filed on November 3, 2000).

10.33	--	Chassis Lease Agreement dated January 1, 2001 between The Ivy Group and Trac Lease, Inc. (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000).

10.34	--	Asset Purchase Agreement, dated as of January 26, 2001, by and between Interpool, Inc. and Transport International Pool, Inc. (incorporated herein by reference to the Company's Form 8-K filed on April 3, 2001).

10.35	--	Amendment No. 1 to the Asset Purchase Agreement, dated as of March 30, 2001, by and between Interpool, Inc. and Transport International Pool, Inc. (incorporated herein by reference to the Company's Form 8-K filed on April 3, 2001).

10.36	--	Chassis Holdings I LLC Operating Agreement dated as of July 1, 2001 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2001).

10.37	--	Chassis Holdings I LLC Put/Call Agreement dated as of July 1, 2001 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2001).

10.38	--	Sale and Purchase Agreement between 211 College Road Associates and the Company (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001).

10.39	--	Third Amended and Restated Senior Loan and Security Agreement dated as of December 17, 1997 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with CoreStates Bank, N.A., as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed Herein, as Lenders (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

10.40	--	First Amendment to Third Amended and Restated Senior Loan and Security Agreement dated as of November 17, 1998 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with First Union National Bank (Successor to CoreStates Bank, N.A.), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed Herein, as Lenders (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

10.41	--	Second Amendment to Third Amended and Restated Senior Loan and Security Agreement dated as of May 26, 2000 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with First Union National Bank (Successor to CoreStates Bank, N.A.), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed Herein, as Lenders (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

10.42	--	Third Amendment to Third Amended and Restated Senior Loan and Security Agreement dated as of July 20, 2000 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with First Union National Bank (Successor to CoreStates Bank, N.A.), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed Herein, as Lenders (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

10.43	--	Fourth Amendment to Third Amended and Restated Senior Loan and Security Agreement dated as of October 6, 2000 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with First Union National Bank (Successor to CoreStates Bank, N.A.), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed Herein, as Lenders (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

10.44	--	Fifth Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of August 23, 2002 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

10.45	--	Sixth Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of March 31, 2002 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

10.46	--	Seventh Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of May 30, 2003 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

10.47	--	Eighth Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of July 31, 2003 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

10.48	--	Ninth Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of October 31, 2003 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

10.49	--	Tenth Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of January 8, 2004 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002).

10.50	--	Eleventh Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of February 25, 2004 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

10.51	--	Separation Agreement between Mitchell I. Gordon and Interpool, Inc. dated as of July 15, 2003 (incorporated by reference to the Company's Form 8-K Filed on August 5, 2003).

10.52	--	Separation Agreement between Raoul Witteveen and Interpool, Inc. dated as of August 10, 2004.

14.1	--	Code of Ethics (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002).

21.1	--	Subsidiaries of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-71538)).

31.1	--	Certification of Martin Tuchman.

31.2	--	Certification of James F. Walsh.

32.1	--	Certification of Martin Tuchman.

32.2	--	Certification of James F. Walsh.

99.1	--	Press Release dated October 10, 2003 (incorporated by reference to the Company’s Form 8-K filed October 20, 2003).

99.2	--	Press Release dated October 17, 2003 (incorporated by reference to the Company’s Form 8-K filed October 20, 2003).

99.3	--	Press Release dated November 5, 2003 (incorporated by reference to the Company’s Form 8-K filed November 6, 2003).

99.4	--	Press Release dated December 2, 2003 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

99.5	--	Press Release dated December 15, 2003 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

99.6	--	Press Release dated December 29, 2003 (incorporated by reference to the Company’s Form 8-K filed December 29, 2003).

(b) REPORTS ON FORM 8-K

(b)(1)	On October 20, 2003, the Company filed a Report on Form 8-K which announced the resignations of our former President and Chief Operating Officer, Raoul J. Witteveen and our former Chief Financial Officer, Mitchell I. Gordon, and named individuals who will serve in these offices in their stead. Arthur L. Burns, who served as our General Counsel from 1980 to 1996 rejoined the Company as General Counsel and Executive Vice President effective October 17, 2003.

In addition, the Company reported that the independent auditors, KPMG, would not complete their audit of our 2000, 2001 and 2002 financial reports until the final report of independent counsel retained by the Audit Committee, Morrison & Foerster, was released and reviewed.

(b)(2)	On November 6, 2003, the Company filed a Report on Form 8-K in which the Company advised of its ongoing inability to file Form 10-K for the year ending December 31, 2003 and reported preliminary unaudited restated financial results for the years ended December 31, 2000, 2001 and 2002, and for the quarter ended March 31, 2003. In addition, the Company announced its ongoing efforts to work with our lenders and financial institutions to provide further waivers required in connection with our late filings.

(b)(3)	On December 29, 2003, the Company filed a Report on Form 8-K in which the Company announced an additional delay in the completion of its restated 2000, 2001 and 2002 financial statements as a result of a comment made by a Securities and Exchange Commission representative which raised a new accounting issue that may have an effect on the accounting treatment for a pending claim under our insurance policy covering lease defaults. The previously disclosed claim relates to a default by a South Korean lessee pursuant to which the Company had reported a receivable under this claim of $33.2 million at December 31, 2002. The Company also stated the potential suspension of its stock trading by the New York Stock Exchange as a result of the additional filing delay.

Report of Independent Registered Public Accounting Firm on Supplementary Information

The Board of Directors
Interpool, Inc.:

We have audited and reported separately herein on the consolidated balance sheets of Interpool, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II included in this Annual Report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 5 to the consolidated financial statements, in 2002 the Company changed its method of accounting for (i) goodwill and (ii) the impairment or disposal of long-lived assets and in 2001 the Company changed its method of accounting for derivative instruments.

(Signed) KPMG LLP

Short Hills, N.J.
August 16, 2004

INTERPOOL, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

ALLOWANCE FOR DOUBTFUL ACCOUNTS

(in thousands)

                                                                 Reclassification
                                                                  of Liabilities
                                                                   of Business
                                                                   Transferred                                       Balance
                               Balance at   Charge to                 Under                                             at
                               Beginning    Costs and               Contractual                                       End of
                                of Year     Expenses    Acquired    Agreement     (Write-offs)  Recoveries   Other     Year
                               ---------    ---------   --------  --------------- ------------  ----------   -----   -------

Year Ended December 31, 2003   $14,033       $4,248       $---         $---         $(2,140)       $226       $(9)    $16,358
                               =======       ======       ====         ====         ========       ====      =====    =======
Year Ended December 31, 2002    $6,674       $7,843     $1,898         $---         $(2,504)       $132      $(10)    $14,033
                               =======       ======       ====         ====         ========       ====      =====    =======
Year Ended December 31, 2001   $16,372       $9,001       $---        $(538)       $(18,327)       $170       $(4)     $6,674
                               =======       ======       ====         ====         ========       ====      =====    =======

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPOOL, INC. (Registrant)

August 16, 2004	By /s/ Martin Tuchman Martin Tuchman Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 16, 2004	By /s/ Martin Tuchman Martin Tuchman Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer, and Director (Principal Executive Officer)

August 16, 2004	By /s/ Warren L. Serenbetz Warren L. Serenbetz Director

August 16, 2004	By /s/ Arthur L. Burns Arthur L. Burns Executive Vice President, General Counsel and Director

August 16, 2004	By /s/ Peter D. Halstead Peter D. Halstead Director

August 16, 2004	By /s/ Joseph J. Whalen Joseph J. Whalen Director

August 16, 2004	By /s/ Clifton H. W. Maloney Clifton H. W. Maloney Director

August 16, 2004	By /s/ James F. Walsh James F. Walsh Executive Vice President and Chief Financial Officer

August 16, 2004	By /s/ Brian Tracey Brian Tracey Senior Vice President (Chief Accounting Officer)

EXHIBIT INDEX

3.1	--	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

3.2	--	Form of Restated Bylaws of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

4.1	--	Form of Certificate representing the Common Stock (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

4.2	--	Form of Indenture between Interpool, Inc. and The Bank of New York, as trustee, relating to the 9.25% Convertible Redeemable Subordinated Debentures (incorporated herein by reference is the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

4.3	--	Form of First Supplemental Indenture between Interpool, Inc. and The Bank of New York, as trustee, relating to the 9.25% Convertible Redeemable Subordinated Debentures (incorporated herein by reference is the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

4.4	--	Form of Subscription Rights Agreement (incorporated herein by reference is the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

4.5	--	Form of Subscription Documentation for Standby Purchasers (incorporated herein by reference is the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

4.6	--	Indenture between Interpool, Inc. and United States Trust Company of New York, as Trustee, related to the 7.35% Notes dated July 29, 1997 (incorporated herein by reference to the Company’s Current Report on Form 8-K, dated July 29, 1997).

4.7	--	Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, related to the 7.20% Notes, dated August 5, 1997 (incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-38705)).

4.8	--	Indenture between the Company and IBJ Schroeder Bank & Trust Company, as Trustee, related to the Junior Subordinated Debt Securities dated January 27, 1997 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 1996).

4.9	--	First Supplemental Indenture between Interpool, Inc. and IBJ Schroeder Bank & Trust Company, as Trustee, related to the 9-7/8% Series A and Series B Junior Subordinated Deferrable Interest Debentures dated January 27, 1997 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1996).

10.1	--	Purchase Agreement dated as of January 30, 1993 by and between Sequa Capital Corp. and the Company, as amended as of March 5, 1993 (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.2	--	Restructuring Agreement as of August 5, 1992 among the Company, Trac Lease, Radcliff Group, Interpool Limited, Sequa Capital Corp., Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Paul H. Serenbetz, Stuart W. Serenbetz and Clay R. Serenbetz (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.3	--	Employment Agreement dated as of January 1, 1992 by and between Martin Tuchman and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.4	--	Employment Agreement dated as of October 1, 2003 by and between Herbert Mertz and the Company (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

10.5	--	Employment Agreement dated as of July 1, 2004 by and between Arthur L. Burns and the Company.

10.6	--	Employment Agreement dated as of July 1, 2004 by and between James F. Walsh and the Company.

10.7	--	Employment Agreement dated as of July 1, 2004 by and between Richard W. Gross and the Company.

10.8	--	Consultation Services Agreement dated as of January 1, 1992 by and between Radcliff Group and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.9	--	Stock Option Plan for Executive Officers and Directors (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.10	--	Stockholders' Agreement dated as of May 4, 1993, among the Company and Messrs. Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Clay R. Serenbetz, Paul H. Serenbetz, Stuart W. Serenbetz and Arthur L. Burns and the Serenbetz Trust (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.11	--	Non-Compete Agreement dated as of May 4, 1993, by and between The Ivy Group and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-71538)).

10.12	--	Lease Agreements by and between 211 College Road Associates and Interpool Limited and 211 College Road Associates and Microtech Leasing (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.13	--	Lease Agreement dated December 30, 1986 between Princeton Intermodal Equipment Trust I and Trac Lease (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.14	--	Lease Agreements between The Ivy Group and Trac Lease (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.15	--	Amendment No. 1, dated August 10, 1992, to Secured Promissory Note and Chattel Mortgage, Security Agreement and Assignment by and between The Ivy Group and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.16	--	Chassis Lease Agreement dated as of August 15, 1992 by and between Eurochassis L.P. and Trac Lease (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.17	--	Transfer and Subscription Agreement among Radcliff Group, Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Clay R. Serenbetz, Paul H. Serenbetz, Stuart W. Serenbetz, the Serenbetz Trust and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.18	--	Exchange and Subscription Agreement by and between the Company and Arthur L. Burns (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.19	--	Demand promissory notes of the Company payable to Martin Tuchman, Warren L. Serenbetz and Princeton International Properties (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.20	--	Indemnity Agreement between the Company and other directors (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.21	--	Agreement between the Company and Arthur L. Burns regarding certain litigation (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.22	--	Indenture between Interpool, Inc. and United States Trust Company of New York, as Trustee, related to the 7.35% Notes dated July 29, 1997 (incorporated herein by reference to the Company’s Current Report on Form 8-K, dated July 29, 1997).

10.23	--	Indenture between Interpool, Inc. and United States Trust Company of New York, as trustee, related to the 7.20% Notes, dated August 5, 1997 (incorporated herein by reference to the Company’s Registration Statement on Form S-4 (Reg. No. 333-38705)).

10.24	--	Indenture between the Company and IBJ Schroeder Bank & Trust Company, as Trustee, related to the Junior Subordinated Debt Securities dated January 27, 1997 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 1996).

10.25	--	First Supplemental Indenture between Interpool, Inc. and IBJ Schroeder Bank & Trust Company, as Trustee, related to the 9-7/8% Series A and Series B Junior Subordinated Deferrable Interest Debentures dated January 27, 1997 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1996).

10.26	--	Series A Capital Securities Guarantee Agreement dated January 27, 1997 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 1996).

10.27	--	Agreement of Merger dated March 15, 1996 among Trac Lease, Inc., Trac Lease Merger Corp. and the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1995).

10.28	--	Letter Agreement between The Ivy Group and the Company (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1995).

10.29	--	Chassis Lease Agreement dated January 1, 1998 between The Ivy Group and Trac Lease, Inc. (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000).

10.30	--	Consulting Agreement between Interpool, Inc. and Atlas Capital Partners dated February 28, 1998 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for period ended June 30, 1998).

10.31	--	Asset Purchase Agreement, dated as of July 27, 2000 by and between the Company and Transamerica Leasing, Inc. (incorporated herein by reference to the Company’s Form 8-K filed on November 3, 2000).

10.32	--	Amendment No. 1 to the Asset Purchase Agreement dated October 24, 2000 by and between the Company and Transamerica Leasing, Inc. (incorporated herein by reference to the Company’s Form 8-K filed on November 3, 2000).

10.33	--	Chassis Lease Agreement dated January 1, 2001 between The Ivy Group and Trac Lease, Inc. (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000).

10.34	--	Asset Purchase Agreement, dated as of January 26, 2001, by and between Interpool, Inc. and Transport International Pool, Inc. (incorporated herein by reference to the Company's Form 8-K filed on April 3, 2001).

10.35	--	Amendment No. 1 to the Asset Purchase Agreement, dated as of March 30, 2001, by and between Interpool, Inc. and Transport International Pool, Inc. (incorporated herein by reference to the Company's Form 8-K filed on April 3, 2001).

10.36	--	Chassis Holdings I LLC Operating Agreement dated as of July 1, 2001 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2001).

10.37	--	Chassis Holdings I LLC Put/Call Agreement dated as of July 1, 2001 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2001).

10.38	--	Sale and Purchase Agreement between 211 College Road Associates and the Company (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001).

10.39	--	Third Amended and Restated Senior Loan and Security Agreement dated as of December 17, 1997 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with CoreStates Bank, N.A., as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed Herein, as Lenders (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

10.40	--	First Amendment to Third Amended and Restated Senior Loan and Security Agreement dated as of November 17, 1998 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with First Union National Bank (Successor to CoreStates Bank, N.A.), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed Herein, as Lenders (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

10.41	--	Second Amendment to Third Amended and Restated Senior Loan and Security Agreement dated as of May 26, 2000 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with First Union National Bank (Successor to CoreStates Bank, N.A.), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed Herein, as Lenders (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

10.42	--	Third Amendment to Third Amended and Restated Senior Loan and Security Agreement dated as of July 20, 2000 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with First Union National Bank (Successor to CoreStates Bank, N.A.), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed Herein, as Lenders (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

10.43	--	Fourth Amendment to Third Amended and Restated Senior Loan and Security Agreement dated as of October 6, 2000 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with First Union National Bank (Successor to CoreStates Bank, N.A.), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed Herein, as Lenders (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

10.44	--	Fifth Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of August 23, 2002 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

10.45	--	Sixth Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of March 31, 2002 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

10.46	--	Seventh Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of May 30, 2003 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

10.47	--	Eighth Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of July 31, 2003 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

10.48	--	Ninth Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of October 31, 2003 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

10.49	--	Tenth Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of January 8, 2004 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002).

10.50	--	Eleventh Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of February 25, 2004 among Interpool, Inc., Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders).

10.51	--	Separation Agreement between Mitchell I. Gordon and Interpool, Inc. dated as of July 15, 2003 (incorporated by reference to the Company's Form 8-K Filed on August 5, 2003).

10.52	--	Separation Agreement between Raoul Witteveen and Interpool, Inc. dated as of August 10, 2004.

14.1	--	Code of Ethics (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002).

21.1	--	Subsidiaries of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-71538)).

31.1	--	Certification of Martin Tuchman.

31.2	--	Certification of James F. Walsh.

32.1	--	Certification of Martin Tuchman.

32.2	--	Certification of James F. Walsh.

99.1	--	Press Release dated October 10, 2003 (incorporated by reference to the Company’s Form 8-K filed October 20, 2003).

99.2	--	Press Release dated October 17, 2003 (incorporated by reference to the Company’s Form 8-K filed October 20, 2003).

99.3	--	Press Release dated November 5, 2003 (incorporated by reference to the Company’s Form 8-K filed November 6, 2003).

99.4	--	Press Release dated December 2, 2003 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

99.5	--	Press Release dated December 15, 2003 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

99.6	--	Press Release dated December 29, 2003 (incorporated by reference to the Company’s Form 8-K filed December 29, 2003).