Form 10-Q
period 2004-03-31
INTERPOOL INC
filed 2004-10-08
CIK 898777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2004

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

As of September 21, 2004, there were 27,378,846 shares of common stock, $.001 par value outstanding.

INTERPOOL, INC. AND SUBSIDIARIES

INDEX

Page No.

Part I - Financial Information--Interpool, Inc. and Subsidiaries	1

Item 1: Financial Statements	1

Condensed Consolidated Balance Sheets--March 31, 2004 and December 31, 2003	3

Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2004 and 2003 (Restated)	4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003 (Restated)	5

Condensed Consolidated Statements of Changes in Stockholders' Equity at December 31, 2003 and the Three Months Ended March 31, 2004	6

Notes to Condensed Consolidated Financial Statements	7

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3: Quantitative and Qualitative Disclosures About Market Risk	40

Item 4: Controls and Procedures	42

Part II - Other Information	47

Item 1: Legal Proceedings	47

Item 6. Exhibits and Reports on Form 8-K	47

Signatures	49

Exhibits	50

Certifications	52

PART I - FINANCIAL INFORMATION
INTERPOOL, INC. AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

          The Condensed Consolidated Financial Statements as of March 31, 2004 (unaudited) and December 31, 2003 and for the three months ended March 31, 2004 (unaudited) and 2003 (unaudited) (the “Condensed Consolidated Financial Statements”) of Interpool, Inc. and Subsidiaries (the “Company” or the “Registrant”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s December 31, 2003 Annual Report on Form 10-K (the “2003 Form 10-K”). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

          As discussed in the Company’s 2003 Form 10-K, the Company has restated its financial statements for the first three quarters of 2003. The Company concluded that this restatement was necessary while preparing for its 2003 annual audit in July 2004. For further information regarding this restatement, see Note 2 to the Condensed Consolidated Financial Statements. All financial information for the three months ended March 31, 2003 included in this Quarterly Report on Form 10-Q gives effect to the restatement.

          As a result of adopting SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the Company is required in 2004 to classify its outstanding Preferred Capital Securities issued in 1997 within the debt section on the face of the Condensed Consolidated Balance Sheet. Previously, these instruments were classified separately with the caption “Company-Obligated Mandatorily Redeemable Preferred Securities in Subsidiary Grantor Trusts.” There was no modification of the terms of the Preferred Capital Securities and no impact on net income upon adoption.

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

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

                                                                            March 31, 2004    December 31,
                                                                               Unaudited          2003
                                                                            ---------------   ------------
ASSETS

CASH AND CASH EQUIVALENTS                                                       $140,807         $141,019
MARKETABLE SECURITIES, available for sale at fair value                               25               24
ACCOUNTS RECEIVABLE, less allowance of $16,738 and $16,358, respectively          60,111           69,055
NET INVESTMENT IN DIRECT FINANCING LEASES                                        403,626          426,815
OTHER RECEIVABLES, net                                                            25,890           25,485
LEASING  EQUIPMENT, net of accumulated depreciation and amortization  of
     $537,310 and $521,874, respectively                                       1,628,073        1,635,893
OTHER ASSETS                                                                      70,544           73,922
                                                                                  ------           ------
TOTAL ASSETS                                                                  $2,329,076       $2,372,213
                                                                              ==========       ==========

LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                           $140,071         $198,062
INCOME  TAXES                                                                     38,239           37,739
DEFERRED INCOME                                                                    2,353            2,704
DEBT AND CAPITAL LEASE OBLIGATIONS
     Due within one year                                                         237,158          219,192
     Due after one year                                                        1,488,304        1,496,495
                                                                               ---------        ---------
         TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS                              1,725,462        1,715,687

TOTAL LIABILITIES                                                             $1,906,125       $1,954,192
                                                                              ----------       ----------

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES                                       35,100           35,184
                                                                                  ------           ------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.001 per share; 1,000,000 authorized,
     none issued                                                                     ---              ---
     Common stock, par value $.001 per share; 100,000,000 shares authorized,
       27,604,746 issued at March 31, 2004 and 27,602,452 issued at December
       31, 2003                                                                       28               28
     Additional paid-in capital                                                  127,892          128,538
     Unamortized deferred compensation-stock grants                                 (618)          (1,184)
     Treasury stock, at cost, 225,900 shares at March 31, 2004 and December
     31, 2003                                                                     (2,229)          (2,229)
     Retained earnings                                                           280,991          272,012
     Accumulated other comprehensive loss                                        (18,213)         (14,328)
                                                                                 -------          -------
TOTAL STOCKHOLDERS' EQUITY                                                       387,851          382,837
                                                                                 -------          -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $2,329,076       $2,372,213
                                                                              ==========       ==========

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these balance sheets.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share and per share amounts)
(unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                    2004        2003
                                                                                    ----        -----
                                                                                            (Restated)
                                                                                             ---------

REVENUES, including income recognized on direct financing leases of $10,859
   and $10,976, respectively                                                       $95,403     $89,965
                                                                                   -------     -------

COSTS AND EXPENSES:
  Lease operating and administrative expenses                                       28,805      26,430
  Provision for doubtful accounts                                                      612       1,779
  Fair value adjustment for derivative instruments                                    (186)       (150)
  Depreciation and amortization of leasing equipment                                22,872      22,376
  Impairment of leasing equipment                                                    1,974       2,224
  (Income)/loss for investment accounted for under the equity method                  (185)         52
  Other income, net                                                                   (700)     (1,215)
  Interest expense                                                                  28,381      25,388
  Interest income                                                                     (694)     (1,029)
                                                                                      ----      ------
                                                                                    80,879      75,855
                                                                                    ------      ------

INCOME BEFORE MINORITY INTEREST EXPENSE, NET AND PROVISION FOR
  INCOME TAXES                                                                      14,524      14,110

Minority interest expense, net                                                        (859)       (396)
                                                                                      ----        ----
INCOME BEFORE PROVISION FOR INCOME TAXES                                            13,665      13,714
Provision for income taxes                                                           2,541       1,945
                                                                                     -----       -----
NET INCOME                                                                         $11,124     $11,769
                                                                                   =======     =======

NET INCOME PER SHARE:
     Basic                                                                           $0.41       $0.43
                                                                                     =====       =====
     Diluted                                                                         $0.38       $0.41
                                                                                     =====       =====
WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
     Basic                                                                          27,378      27,354
                                                                                    ======      ======
     Diluted                                                                        30,243      30,087
                                                                                    ======      ======

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

                                                                          Three Months Ended
                                                                              March 31,
                                                                          2004          2003
                                                                          ----          ----
                                                                                    (Restated)
                                                                                     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $11,124       $11,769
Adjustments to reconcile net income to net cash provided by operating activities --
   Depreciation and amortization                                          23,825        23,296
    Impairment of leasing equipment                                        1,974         2,224
    Restricted stock grant expense                                            21            61
   Gain on sale of leasing equipment                                        (563)         (921)
   Loss on sale of marketable securities                                     ---            26
   Provision for doubtful accounts                                           612         1,779
   Fair value adjustment for derivative instruments                         (186)         (150)
   (Income)/loss on investment accounted for under the equity method        (185)           52
   Other, net                                                             (1,905)      (13,194)
                                                                          ------       -------
         Net cash provided by operating activities                        34,717        24,942
                                                                          ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment                                         (37,794)      (30,756)
Proceeds from dispositions of leasing equipment                            5,359         5,152
Purchase of leasing equipment for resale                                  (9,506)       (6,709)
Proceeds from disposal of leasing equipment for resale                    10,399         7,236
Investment in direct financing leases                                    (34,420)      (66,652)
Cash collections on direct financing leases                               23,325        18,318
Purchase of marketable securities                                            ---           (10)
Sales and matured marketable securities and other investing activities       ---         1,472
                                                                             ---         -----
         Net cash used for investing activities                          (42,637)      (71,949)
                                                                         -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                            81,578         5,064
Payment of long-term debt and capital lease obligations                  (62,303)      (43,263)
Borrowings of revolving credit lines                                         ---        46,500
Repayment of revolving credit lines                                       (9,500)       (4,600)
Dividends paid                                                            (2,067)       (1,495)
                                                                          ------        ------

        Net cash provided by financing activities                          7,708         2,206
                                                                           -----         -----

Net decrease in cash and cash equivalents                                   (212)      (44,801)

CASH AND CASH EQUIVALENTS, beginning of period                           141,019       170,613
                                                                         -------       -------

CASH AND CASH EQUIVALENTS, end of period                                $140,807      $125,812
                                                                        ========      ========

Cash paid for interest                                                   $33,854       $31,343
                                                                         =======       =======
Cash paid for taxes                                                      $   189       $    30
                                                                         =======       =======

Supplemental disclosure of non-cash investing activities:
Direct financing leases financed through capital lease obligations          $---        $4,397
                                                                             ===        ======
Transfers from leasing equipment to direct financing leases               $5,047       $14,106
                                                                          ======       =======
Transfers from direct financing leases to leasing equipment               $6,650        $3,158
                                                                          ======        ======

The accompanying notes to the Condensed Consolidated Financial Statements are an
integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AT DECEMBER 31, 2003 AND THE THREE MONTHS ENDED MARCH 31, 2004
(dollars and shares in thousands)
(unaudited)

                               Common Stock                                                       Acum.
                               ----------------                                                   Other
                                                   Additional Unamortized                          Comp.                Total Share-
                               Outstanding  Par    Paid-in      Deferred    Treasury  Retained    Income    Comp-Income   holder's
                                Shares     Value   Capital    Compensation   Stock    Earnings    (Loss)     (Loss)       Equity
                               ----------- -----   ---------  ------------  --------- --------    ------    -----------  ----------
BALANCE, January 1, 2004       27,377         28   128,538       (1,184)    (2,229)    272,012   (14,328)                   382,837

Net income                        ---        ---       ---          ---        ---      11,124      ---      $11,124         11,124

Other comprehensive loss          ---        ---       ---          ---        ---        ---    (3,885)      (3,885)        (3,885)
                                                                                                              ------
Comprehensive income                                                                                          $7,239
                                                                                                              ======

Restricted stock award              2        ---       371         (371)       ---        ---       ---                         ---

Amortization of restricted
stock award                       ---        ---       ---           21        ---        ---       ---                          21

Forfeitures restricted stock
award                             ---        ---    (1,017)         916        ---        ---       ---                        (101)

Cash dividends declared:

  Common stock, $.0625 per
  share                           ---        ---       ---          ---        ---      (2,145)     ---                      (2,145)
                                  ---        ---       ---          ---        ---      ------      ---                      ------

BALANCE, March 31, 2004        27,379        $28   $127,892       $(618)    $(2,229)  $280,991   $(18,213)                 $387,851
                               ======        ===   ========       =====     =======   ========   ========                  ========

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

Note 1 - Nature of Operations and Accounting Policies

A.           Basis of Presentation

          The Condensed Consolidated Financial Statements of Interpool, Inc. and Subsidiaries (the “Company”) as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003 (the “Condensed Consolidated Financial Statements”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company has made certain reclassifications to prior balances to conform to the current year presentation. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s December 31, 2003 Annual Report on Form 10-K (the “2003 Form 10-K”). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

          As discussed in the Company’s 2003 Form 10-K, the Company has restated its financial statements for the first three quarters of 2003. The Company concluded that this restatement was necessary while preparing for its 2003 annual audit in July 2004. For further information regarding this restatement, see Note 2 to the Condensed Consolidated Financial Statements. All financial information for the three months ended March 31, 2003 included in this Quarterly Report on Form 10-Q gives effect to the restatement.

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

          The Company’s container leasing operations are conducted through its subsidiary, Interpool Limited, a Barbados corporation. Profits of Interpool Limited from container leasing operations are exempt from federal taxation in the United States. These profits are subject to Barbados tax at rates that are substantially lower than the applicable rates in the United States. For further information regarding the United States and Barbados income tax treaty, see Note 7 (Subsequent Events – July 2004 Protocol to the United States and Barbados Tax Treaty) to the Condensed Consolidated Financial Statements.

          The Company previously had operations in a third reportable segment that specializes in leasing microcomputers and related equipment. The computer-leasing segment consisted of two majority owned subsidiaries, Microtech Leasing Corporation (“Microtech”) and Personal Computer Rental Corporation (“PCR”). During the third quarter of 2001, the Company adopted a plan to exit this segment that included i) acquiring the remaining ownership interest in Microtech and terminating its operations, and ii) selling the Company’s ownership interest in PCR. As of March 31, 2004, the Company has liquidated the assets of Microtech. PCR ceased active operations and began to liquidate in 2003. At March 31, 2004, all of the assets of PCR have been liquidated.

C.          Basis of Consolidation

          The Company’s Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States. The Consolidated Financial Statements include the accounts of the Company and subsidiaries more than 50% owned or otherwise controlled by the Company. All significant intercompany transactions have been eliminated. Minority interest in equity of subsidiaries represents the minority stockholders’ proportionate share of the equity in the income/(losses) of the subsidiaries.

          In connection with certain investments in which the Company does not own a majority interest or otherwise control, or have the ability to assert significant influence over the investee, these investments are accounted for using the equity method of accounting. The Company’s investment in its equity method investees is included in other assets on the accompanying Condensed Consolidated Balance Sheets.

D.           Net Income Per Share

           Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period (which is net of treasury shares). Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options and the un-vested portion of restricted stock grants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price for the period. Stock options that do not have a dilutive effect (because the exercise price is above the market price) are not included in the diluted income per share and amounted to options to purchase 22,500 shares for the quarter ended March 31, 2003. For the quarter ended March 31, 2004, all stock options to acquire common shares are dilutive. Unvested restricted stock grants were dilutive for the quarter ended March 31, 2004 but did not have a dilutive effect to earnings per share (“EPS”) for the quarter ended March 31, 2003. The convertible redeemable subordinated debentures issued by the Company in December 2002, January 2003 and February 2003 were dilutive for the quarters ended March 31, 2004 and 2003.

          A reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

                                                                         Three Months Ended March 31,
                                                                         -------------------------

                                                                           2004          2003
                                                                           ----          ----
                                                                                      (Restated)
                                                                                      ---------
Numerator
      Net Income - Basic EPS                                               $11,124     $11,769
      Interest expense on convertible debentures, net of tax of 344 and
        $301, respectively.                                                    516         451
                                                                               ---         ---
      Net Income - Diluted EPS                                             $11,640     $12,220
                                                                           =======     =======

Denominator
      Weighted average common shares outstanding-Basic                      27,378      27,354
      Dilutive stock options                                                 1,376       1,355
      Dilutive convertible debentures                                        1,487       1,378
      Dilutive restricted stock grants                                           2         ---
                                                                            ------      ------
      Weighted average common shares outstanding-Diluted                    30,243      30,087
                                                                            ======      ======

Earnings per common share
      Basic                                                                  $0.41       $0.43
                                                                             =====       =====
      Diluted                                                                $0.38       $0.41
                                                                             =====       =====

E.           Comprehensive Income

           Comprehensive income consists of net income or loss for the current period and losses that have been previously excluded from the income statement and were only reported as a component of equity.

          The tax effect of other comprehensive income/(loss) is as follows:

                                                                  Before Tax    Tax        Net of
Three Months Ended March 31, 2004                                   Amount     Effect    Tax Amount
                                                                  ----------   ------    -----------
Unrealized holding gains/(losses) arising during the period:
Cumulative foreign currency translation adjustment                      $28       $(10)       $18
Swap agreements                                                      (5,916)     2,013     (3,903)
                                                                     ------      -----     ------
                                                                    $(5,888)    $2,003    $(3,885)
                                                                    =======     ======    =======

                                                                  Before Tax    Tax        Net of
Three Months Ended March 31, 2003                                   Amount     Effect    Tax Amount
                                                                  ----------   ------    -----------
Unrealized holding gains arising during the period:
Marketable securities (1)                                              $32      $(11)          $21
Other investment securities                                              3        (1)            2
Swap agreements                                                      1,160      (426)          734
                                                                     -----      ----           ---
                                                                    $1,195     $(438)         $757
                                                                    ======     =====          ====
(1)	Amounts are net of losses on sales of marketable securities of $26 (before income tax effect of $1) recognized in the income statement.

The components of accumulated other comprehensive loss, net of taxes, are as follows:

                                                         March 31, 2004        December 31, 2003
                                                         --------------        -----------------
Cumulative foreign currency translation adjustment               21                      3
Swap agreements                                             (18,234)               (14,331)
                                                            -------                -------
                                                           $(18,213)              $(14,328)
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

                                                                              Three Months Ended
                                                                                   March 31,
                                                                            -------------------
                                                                             2004        2003
                                                                             ----        ----
                                                                                       Restated
                                                                                       --------

Net income, as reported                                                     $11,124     $11,769
Add:  Stock based employee compensation expense included in net
income, net of related tax effects                                               14          46
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects       (22)        (73)
                                                                               ---         ---
Pro forma net income                                                        $11,116     $11,742
                                                                            =======     =======
Earnings per share:
Basic-as reported                                                            $0.41       $0.43
                                                                             =====       =====
Basic-pro forma                                                              $0.41       $0.43
                                                                             =====       =====
Diluted-as reported                                                          $0.38       $0.41
                                                                             =====       =====
Diluted-pro forma                                                            $0.38       $0.41
                                                                             =====       =====

          This pro forma impact takes into account all options granted under the plan. No options were granted by the Company in 2004 or 2003.

          On January 2, 2004, under the Company’s Deferred Bonus Plan, the Company granted to eligible employees 27,259 shares of restricted stock that had a fair value of $13.60 per share at the grant date. The number of shares of restricted stock awarded was calculated by dividing the dollar value of the stock portion of the bonus by the average stock price for the last 10 trading days ending on December 31 of the grant year. Additional restricted stock was awarded based on the vesting period selected by the employee. If the five-year vesting period was selected, the shares awarded were increased by 10%. If the ten-year vesting period was selected, the shares awarded were increased by 30%. These grants cliff vest in equal installments upon continued service over either the five or ten year period elected by the employee. At the date of grant, $371 of deferred compensation was credited to paid-in capital with an offset to unamortized deferred compensation–stock grant in the equity section of the Condensed Consolidated Balance Sheet. Compensation cost is recognized ratably over the vesting periods during which the related employee service is rendered. During the first quarter of 2004, our Chief Executive Officer elected to voluntarily relinquish his entire 2002 bonus. This resulted in the forfeiture of 60,407 unvested shares of restricted stock valued at $1,017. This forfeiture resulted in the reversal of $916 of previously recorded unamortized deferred compensation expense, as well as the reversal of previously recorded compensation expense of $101. Excluding the reversal of previously recorded compensation expense related to this forfeiture, compensation expense for the three months ended March 31, 2004 and March 31, 2003, was $21 and $60, respectively. The unamortized deferred compensation remaining in stockholders equity was $618 at March 31, 2004. In September 2004, the Board of Directors terminated the Deferred Bonus Plan. All stock previously issued under this Plan will continue to be subject to the terms of the Plan. However, future bonuses will not be subject to the terms of the Deferred Bonus Plan.

G.           Credit Risk

          At March 31, 2004, approximately 46% of accounts receivable and 72% of the net investment in direct financing leases were from customers outside of the United States. At December 31, 2003, approximately 47% of accounts receivable and 71% of the net investment in direct financing leases were from customers outside of the United States.

          In the first quarter of 2004, the Company’s top 25 customers represented approximately 73% of its consolidated billings, with no single customer accounting for more than 7.8% during this period.

H.           Adoption of New Accounting Standards

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). This statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities in statements of financial position. This pronouncement requires the Company to display its outstanding Preferred Capital Securities issued in 1997 (previously described as “Company-Obligated Mandatorily Redeemable Preferred Securities in Subsidiary Grantor Trusts”) within the debt section on the face of the Condensed Consolidated Balance Sheets and show the related expense with interest expense on a pre-tax basis. There was no modification of the terms of the Capital Securities and no impact on net income upon adoption. This pronouncement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the provisions of SFAS 150, relating to certain mandatorily redeemable non-controlling interest, were deferred indefinitely. The adoption of these delayed provisions is not expected to materially affect the Company’s consolidated financial statements.

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

Note 2 - Restatement of Previously Issued Financial Statements

           During its 2003 year-end closing procedures, the Company identified a number of deficiencies in the internal controls over accounting and reporting for certain transactions. As a result, the Company has restated the Condensed Consolidated Financial Statements for the unaudited interim periods for the first three quarters in 2003. The Company has determined that the effect of these deficiencies in internal controls on years ended prior to January 1, 2003 was not material. The restated financial statements for the quarter ended March 31, 2003 are included in these Condensed Consolidated Financial Statements.

          The following table sets forth the effects of the restatement adjustments on income before taxes, net income and the basic and diluted earnings per share for the three months ended March 31, 2003. The restatement adjustments are discussed in the “Description of Restatement Items” section following the tables below.

                                           Three Months Ended March 31, 2003 (unaudited)
                                           ---------------------------------------------
                                                                       Net Income
                                                           Net         Per Share      Net Income Per
                               Income before taxes       Income         (Basic)      Share (Diluted)
                               -------------------       ------        -----------   ---------------

Previously Reported                    $12,711           $10,876          $0.40             $0.38

Rebill equipment repairs                 1,126               676           0.02              0.02
Chassis impairment                        (972)             (583)         (0.02)            (0.02)
Lease accounting                           798               770           0.03              0.03
Other                                       51                30           ---                ---
                              ---------------------------------------------------------------------
Net restatements                         1,003               893           0.03              0.03
                              ---------------------------------------------------------------------
                              ---------------------------------------------------------------------
As restated                            $13,714           $11,769          $0.43             $0.41
                              =====================================================================

Description of Restatement Items

Rebill Equipment Repairs

          The accounting for amounts billed to customers at the end of an operating lease when the customer has damaged the Company’s equipment was not performed properly. These amounts are not recorded in revenue when invoiced; rather, they are used to establish a liability to cover the repair of the equipment. In many cases, these liabilities were not being properly reversed when payment was made for the repaired equipment. In addition, in some cases, the liability was not being reversed when the equipment was sold or remanufactured.

Chassis Impairment

          The Company has a program of remanufacturing chassis when they near the end of their useful life or if the equipment is impaired in its present condition. In certain cases, the impairment of these chassis was not recognized on a timely basis.

Lease Accounting

          As noted in the Company’s Form 10-K for the year ended December 31, 2003, the system used to account for direct financing leases was inadequate in providing the necessary data for the amortization of the leases and the recognition of revenue. As a result, the Company continues to perform manual calculations for all financing leases until the new finance lease system is implemented. A number of these manual calculations were not performed correctly during the year ended December 31, 2003. The Company has purchased and is in the process of implementing its new finance lease system to handle the accounting for these leases.

Other

          The Company made other adjustments to previously recorded estimates. These adjustments were individually not material and increased pretax income by $51 for the three months ended March 31, 2003.

Income Tax Expense

          The change in the provision for income taxes due to the correction of the errors described above increased the provision for income taxes by $110 for the three months ended March 31, 2003.

Note 3 - Debt and Capital Lease Obligations

          The following table summarizes the Company’s debt and capital lease obligations as of March 31, 2004 and December 31, 2003:

                                                                            March 31, 2004   December 31, 2003
                                                                            --------------   -----------------

Capital lease obligations payable in varying amounts through 2018            $300,662          $325,258
Chassis Securitization Facility, interest at 5.49% and 5.59% at March
  31, 2004 and December 31, 2003, respectively
      Warehouse facility                                                       25,490            25,490
      Debt obligation                                                          78,051            86,413
      Capital lease obligation                                                403,173           404,674
Revolving credit facility, interest rate at 3.09% at March 31, 2004
  and December 31, 2003                                                       186,495           193,495
Revolving credit facility CAI, interest rate at 3.35% and 3.37% at
  March 31, 2004 and December 31, 2003, respectively                           84,500            87,000
Container securitization facility, interest at 6.13% and 6.5% at March
  31, 2004 and December 31, 2003, respectively                                 63,634            76,564
7.35% Notes due 2007 (unsecured)                                              147,000           147,000
7.20% Notes due 2007 (unsecured)                                               62,825            62,825
9.25% Convertible redeemable subordinated debentures, mandatory
  redemption 2022 (unsecured)                                                  37,182            37,182
9.875% Preferred capital securities due 2027 (unsecured)                       75,000            75,000
Notes and loans payable with various rates ranging from 3.13% to 7.90%
  and maturities from 2004 to 2010                                            261,450           194,786
                                                                              -------           -------
Total Debt and Capital Lease Obligations                                    1,725,462         1,715,687
                                                                            ---------         ---------
   Less Current Maturities                                                    237,158           219,192

Total Non-Current Debt and Capital Lease Obligations                       $1,488,304        $1,496,495
                                                                           ==========        ==========

           Debt Modifications: In January and February 2004, in connection with obtaining necessary amendments under the revolving credit facility due to the late filing of the Company’s periodic reports with the SEC and the restatement of its past financial statements, the Company agreed, among other things, to reduce advance rates under this revolving facility, to add several events of default, to increase the interest rate margin, and to maintain specified levels of unrestricted cash and cash equivalents until delinquent SEC filings are made. Subsequent to January 9, 2004 (the date the Company filed its 2002 Form 10-K), the Company was obligated to maintain unrestricted cash and cash equivalents of at least $60,000 at all times and at least $67,500 as of the last business day of the month until completion and filing of all delayed financial statements for 2003 and 2004. This minimum cash requirement was also adopted in the waivers of the container securitization and one other loan agreement. In conjunction with the waiver received during February 2004, the Company replaced its annual amortization payment with monthly amortization payments under its revolving credit facility beginning in March 2004. The related minimum cash requirement was subsequently reduced dollar-for-dollar with the amortization payments and, at September 30, 2004, amounts to $41,872. The minimum cash balance requirement will be eliminated once the Company is current with its delayed financial filings. The Company also agreed to restrictions on dispositions of collateral and on encumbrances of assets as well as a limitation on concessions that could be made to its other financial institutions in connection with obtaining waivers.

          As a result of adopting SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the Company is required in 2004 to classify its outstanding Preferred Capital Securities issued in 1997 within the debt section on the face of the Condensed Consolidated Balance Sheet. Previously, these instruments were classified separately with the caption “Company-Obligated Mandatorily Redeemable Preferred Securities in Subsidiary Grantor Trusts.” There was no modification of the terms of the Preferred Capital Securities and no impact on net income upon adoption. In connection with this change, the Company is negotiating amendments to its debt agreements that would allow these securities to be treated as they have been in the past for purposes of calculating compliance with loan covenants. At the date of this report, the Company has received all necessary amendments to be in full compliance with its loan covenants.

          In connection with waivers previously received from its lenders, the Company has agreed to complete its 2004 periodic Form 10-Q filings with the SEC on or before December 31, 2004. The Company also continues to receive extensions of waivers granted by certain of its financial institutions with respect to key-man and certain other provisions.

           New Financings: During the three months ended March 31, 2004, the Company entered into new financing arrangements totaling $81,578. The new debt entered into during the three months ended March 31, 2004 consisted of notes and loans with installments payable in varying amounts through 2008 and various interest rates ranging from 3.6% to 6.6%.

           Covenants: Under the Company’s revolving credit facility and most of its other debt instruments in effect at March 31, 2004, the Company is required to maintain covenants (as defined) for tangible net worth (a maximum of $250,000), a fixed charge coverage ratio of 1.5 to 1 and a funded debt to net worth ratio (as defined in the agreement, which is stockholders’ equity plus preferred capital securities, less goodwill) of 4.0 to 1. A financing facility entered into in March 2004 includes a requirement that the Company maintain a tangible net worth of at least $300,000. At March 31, 2004 the Company was in compliance with these covenants as amended.

           Deferral of Dividend Payment to Board Members: In connection with the Company’s delayed SEC filings and the receipt of waivers from its lenders necessitated by the delayed filings beginning in January 2004, the members of the Company’s Board of Directors and certain of its affiliates who own shares of the Company’s common stock have agreed to defer their receipt of any dividend payments, including those the Company may declare in the future, until the Company is in compliance with all SEC filing requirements. As of March 31, 2004 recorded dividend payments in the amount of $1,744 have been deferred and are included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheet. As of September 15, 2004 the amount of this deferral is $3,488.

Note 4 - Segment and Geographic Data

          The Company and its subsidiaries conduct business principally in a single industry segment, the leasing of intermodal dry freight standard containers, chassis and other transportation related equipment. Within this single industry segment, the majority of the Company’s operations come from two reportable segments: container leasing and domestic intermodal equipment leasing. The container-leasing segment specializes in the leasing of dry freight standard containers, while the domestic intermodal equipment segment specializes primarily in the leasing of intermodal container chassis.

          The Company previously had operations in a third reportable segment that specializes in leasing microcomputers and related equipment. The computer leasing segment consisted of two subsidiaries, Microtech and PCR. During the third quarter of 2001, the Company adopted a plan to exit this segment. As of March 31, 2004 the Company has liquidated the assets of Microtech. PCR ceased active operations and began to liquidate in the first quarter of 2003. At March 31, 2004, all of the assets of PCR have been liquidated.

          The accounting policies of the segments are the same as those described in Note 1. The Company evaluates performance based on profit or loss before income taxes. The Company’s reportable segments are strategic business units that offer different products and services.

Segment Information

                                                                      Domestic       Computer
                                                      Container      Intermodal      Leasing
          Three Months Ended March 31, 2004:           Leasing       Equipment       Equipment        Totals
          ---------------------------------            -------       ----------      ---------        -------

Revenues                                                 $44,368        $51,035           $---        $95,403

Lease operating, administrative and other expenses        10,312         18,919             --         29,231

Depreciation and amortization                             14,732          8,140             --         22,872

Impairment of leasing equipment                            1,079            895             --          1,974

Other income, net and minority interest                    1,003           (844)            --            159

Income for investments under equity method                    --           (185)            --           (185)

Interest income                                             (463)          (228)            (3)          (694)

Interest expense                                           9,205         19,176             --         28,381

Income before taxes                                        8,500          5,162              3         13,665

Net investment in DFL's                                  312,581         91,045             --        403,626

Leasing equipment, net                                   741,027        887,046             --      1,628,073

Equipment purchases                                       60,979         11,235             --         72,214

Total segment assets                                  $1,194,045     $1,134,992            $39     $2,329,076

                                                                      Domestic       Computer
                                                      Container      Intermodal      Leasing
 Three Months Ended March 31, 2003: (Restated)         Leasing       Equipment       Equipment        Totals
 ---------------------------------------------         -------       ----------      ---------        -------

Revenues                                                 $41,181        $48,598           $186        $89,965

Lease operating, administrative and other expenses        10,185         17,792             82         28,059

Depreciation and amortization                             14,543          7,833             --         22,376

Impairment of leasing equipment                              556          1,668             --          2,224

Other (income)/expense, net and minority interest         (1,097)           305            (27)          (819)

Loss for investments under equity method                      --             52             --             52

Interest income                                             (737)          (292)            --         (1,029)

Interest expense                                           7,311         18,076              1         25,388

Income before taxes                                       10,420          3,164            130         13,714

Net investment in DFL's                                  304,277        104,348             52        408,677

Leasing equipment, net                                   680,672        877,421             --      1,558,093

Equipment purchases                                       57,048         40,360             --         97,408

Total segment assets                                  $1,130,981     $1,138,595         $1,770     $2,271,346

          The Company’s shipping line customers utilize international containers in world trade over many varied and changing trade routes. In addition, most large shipping lines have many offices in various countries involved in container operations. The Company’s revenue from international containers is earned while the containers are used in service carrying cargo around the world, while certain other equipment is utilized in the United States. Accordingly, the international information presented below represents our international container leasing operation conducted through Interpool Limited, a Barbados corporation, while the United States information presented below represents our domestic intermodal equipment leasing segment, as well as those revenues and assets relative to our 50% owned consolidated subsidiary, Container Applications International, Inc. (“CAI”) which is headquartered in the United States of America. Such presentation is consistent with industry practice.

Geographic Information
----------------------
                               Three Months Ended March 31,
                               ----------------------------
                                 2004               2003
                                 ----               ----
                                                  (Restated)
REVENUES:                                         ----------
United States                  $60,427               $57,126
International                   34,976                32,839
                                ------                ------
                               $95,403               $89,965
                               =======               =======
ASSETS:
United States               $1,321,292            $1,304,211
International                1,007,784               967,135
                            ----------            ----------
                            $2,329,076            $2,271,346
                            ==========            ==========

Note 5 - Derivative Instruments

          The Company’s assets are primarily fixed rate in nature while its debt instruments are primarily floating rate. The Company employs derivative financial instruments (interest rate swap agreements) to effectively convert certain floating rate debt instruments into fixed rate instruments and thereby manage its exposure to fluctuations in interest rates.

          As of March 31, 2004 and December 31, 2003, included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets is a liability of $39,719 and $34,026, respectively, representing the market value of the Company’s interest rate swap contracts.

          The unrealized pre-tax loss on cash flow hedges for the three months ended March 31, 2004 of $5,916 and the related income tax benefit of $2,013 have been recorded by the Company as a component of accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets.

          The unrealized pre-tax income on cash flow hedges for the year ended December 31, 2003 of $15,270 and the related income tax provision of $4,700 have been recorded by the Company as a component of accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets.

           Amounts recorded in accumulated other comprehensive income would be reclassified into earnings upon termination of these interest rate swap agreements and related debt instruments prior to their contractual maturity. The Company may at its discretion terminate or redesignate any such interest rate swap agreements prior to maturity. At that time any gains or losses on termination would continue to amortize into income to correspond to the recognition of interest on the hedged debt. If such debt instrument was also terminated the gain or loss associated with the terminated derivative included in accumulated other comprehensive loss at the time of termination of the debt would be recognized in the Condensed Consolidated Income Statement at that time.

           Pre-tax income of $222 for the three month period ended March 31, 2004 resulting from the change in fair value of interest rate swap agreements held which do not qualify as cash flow hedges under SFAS 133, has been recorded in the Condensed Consolidated Statements of Income as fair value adjustment for derivative instruments. This compares to pre-tax income of $154 for the three-month period ended March 31, 2003. Interest rate swap agreements, which qualify as perfect cash flow hedges, have no ineffectiveness and therefore are not reflected in the Condensed Consolidated Statements of Income. Pre-tax losses of $36 for the three month period ended March 31, 2004 resulting from interest rate swap agreements which qualify as cash flow hedges but are not perfectly correlated have associated ineffectiveness and have been recorded in the Condensed Consolidated Statements of Income as fair value adjustment for derivative instruments. This compares to $4 of pre-tax losses for the three-month period ended March 31, 2003.

          As of March 31, 2004, the Company held 13-interest rate swap agreements with various financial institutions. The aggregate notional balance of the swaps was $517,171 as of March 31, 2004.

Note 6 - Contingencies and Commitments

          At March 31, 2004 commitments for capital expenditures totaled approximately $126,248 with approximately $63,239 committed for 2004. Approximately $21,003 per year is committed for years 2005, 2006 and 2007, respectively.

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

          In February and March 2004, several lawsuits were filed in the United States District Court for the District of New Jersey, by purchasers of the Company’s common stock naming the Company and certain of its present and former executive officers and directors as defendants. The complaints alleged violations of the federal securities laws relating to the Company’s reported Consolidated Financial Statements for the years ended December 31, 2000 and 2001 and the nine months ended September 30, 2002, which the Company announced in March 2003 would require restatement. Each of the complaints purported to be a class action brought on behalf of persons who purchased the Company’s securities during a specified period. On September 7, 2004, the lawsuits, which seek unspecified amounts of compensatory damages and costs and expenses, including legal fees, were consolidated into a single action with lead plaintiffs and lead counsel having been appointed. The Company intends to vigorously defend this lawsuit but is unable at this time to ascertain the impact this litigation may have on our financial position or results of operations.

          At March 31, 2004, the following guarantees were issued and outstanding:

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

           Contractual Relationships

          The Company entered into a number of operating leases as lessee during 2000 and 2002 in which it guaranteed a portion of the residual value of the leased equipment to the lessor. These leases have terms that expire between 7 and 10 years. If at the end of the lease term the fair market value of the equipment is below the guaranteed residual value in the agreement, the Company is liable for a percentage of the deficiency. The total of these guarantees is $12,405 of which $8,011 could be due in 4 to 5 years, with the remaining $4,394 potentially due in greater than 5 years. As of March 31, 2004 and December 31, 2003, included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets are liabilities of $154 and $144, respectively, representing the accrual for the estimated exposure under these guarantees.

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

          In return for the arrangement of the transaction on behalf of the financial institution and the guarantees discussed above, the Company was paid an arrangement fee and a portion of the initial rent for each container included in the lease. During the year ended December 31, 2003, 2,076 containers were delivered to the lessee and the Company received payments amounting to $1,240. The remaining 924 containers were purchased by the Company and leased to the customer under the terms of a direct financing lease.

          The estimated fair value of these containers at the end of the lease term guaranteed by the Company amounts to approximately $4,360. The Company has estimated that its potential liability related to these guarantees is less than the estimated potential liability related to the Bargain Purchase Option granted to the lessee. As such, the Company has accrued for the estimated value of its liability for this Bargain Purchase Option amounting to $1,017 that could be due in greater than 5 years. All fees collected from the lessor have been deferred by the Company and included in accounts payable and accrued liabilities on the accompanying Consolidated Balance Sheets. The fees received from the lessor, net of the estimated liability for the Bargain Purchase Option, are being recognized by the Company over the term of the residual guarantee.

           Standby Letters of Credit

          As of March 31, 2004, CAI, a consolidated subsidiary, had two outstanding letters of credit totaling $6,000, which guarantee its obligations under certain operating lease agreements. These letters of credit expire in May, 2005.

           Guarantee of Unconsolidated Affiliate Debt

           Since 2000, the Company has guaranteed PCR debts due to third parties totaling $5,000. At December 31, 2002, with PCR in liquidation, a determination was made that it was probable that the Company would incur costs related to this guarantee. As a result, the Company has recorded a liability for $4,429 representing its guarantee of PCR debts net of amounts collected related to PCR’s liquidation. This amount is included in accounts payable and accrued expenses in the March 31, 2004 and December 31, 2003 Consolidated Balance Sheets. The $5,000 guarantee was subsequently paid off through a secured financing arrangement completed by the Company in July 2004. For information regarding the satisfaction of this guarantee in July 2004, see Note 7 (Subsequent Events – Financing Activities) to the Condensed Consolidated Financial Statements.

Note 7 - Subsequent Events

Settled Insurance Litigation

          In connection with an insurance claim related to the default of a South Korean customer and a subsequent lawsuit filed by the insurance carriers against the Company, on June 17, 2004 the Company signed an agreement settling the lawsuit and our claims under the policy. Under the terms of the settlement agreement, the insurance carriers agreed to pay the Company a total of $26,400 which was received in June and July 2004. As of March 31, 2004, the outstanding receivable recorded from the insurance carriers was $20,535 and is included in other receivables, net on the Condensed Consolidated Balance Sheets.

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

          As described elsewhere in this report, our common stock is currently not listed on a “recognized stock exchange” within the meaning of the Protocol. Management anticipates that Interpool, Inc. will examine all of its options with regard to listing on a “recognized stock exchange” and anticipates applying for a listing as soon as it is current with its periodic report filings with the SEC. We can give no assurance that such application will be accepted. However, even if Interpool, Inc. is listed on a “recognized stock exchange” as of the date the Protocol comes into effect, it is not clear whether Interpool, Inc. would satisfy the “primarily” and “regularly” traded requirement as defined within the Protocol. If Interpool, Inc. does not believe that it can satisfy this requirement, it will investigate alternatives to Interpool Limited being a resident in Barbados that will still entitle Interpool Limited to treaty benefits under another tax treaty with the U.S. Any such alternative would likely result in Interpool Limited being subject to a higher non-U.S. tax than the approximate 3% tax rate it currently enjoys in Barbados.

Financing Activities

          The Company funds a significant portion of the purchase price for new containers and chassis through borrowings under its revolving credit agreement and other lines of credit or through secured financings with financial institutions. The Company successfully completed secured financings of approximately $14,600 during May 2004 and $15,000 during July of 2004 with installments payable in varying amounts through 2008 and various interest rates ranging from 3.9% to 7.5%. A portion of the proceeds was used to satisfy a note payable from PCR to an unrelated financial institution, which was guaranteed by the Company for PCR, to pay amounts due to equipment manufacturers and for general corporate purposes.

           During August 2004, the Company entered into a lease arrangement with a Japanese lessor involving $21,093 of the equipment previously financed with a financial institution during December 2003 and May 2004. The lease “advance rate” against this equipment was approximately 107% ($22,510 total advance), increasing the cash proceeds received by the Company by $5,807 from the level of the previous financings. The lease expires in December 2008, and the Company has a fixed purchase option at that time for $14,631 that it expects to exercise. The aggregate fixed interest rate is 7.44%.

           Additionally, on September 14, 2004, the Company entered into a Securities Purchase Agreement pursuant to which it sold $150,000 total principal amount of a new series of 6% notes due 2014 (the “Notes”) in a private transaction with four investors. In connection with the sale of the Notes, the Company also issued to the investors two series of Warrants exercisable for a total of 8,333,333 shares of the Company’s common stock at an exercise price of $18.00 per share (the “Warrants”). The first series of Warrants is exercisable at any time for a total of 5,475,768 shares. The second series will become exercisable at any time for a total of 2,857,565 shares, following stockholder approval of such exercise at the next meeting of the Company’s stockholders. The Company also entered into agreements with the investors to file registration statements with the Securities and Exchange Commission, for the benefit of the investors, with respect to the Notes and the Warrants. The Warrants provide that the exercise price will be paid solely in cash, except that after the Company has filed a registration statement with the Securities and Exchange Commission relating to the Warrants and underlying common stock, in the event such registration statement has not become effective or is otherwise not available to the Warrant holders, if the exercise of the Warrants for cash would not be permitted under the federal securities laws, the exercise price may be paid by tendering a principal amount of 6% Notes equal to the exercise price of the Warrants then being exercised. The sale of the Notes and Warrants pursuant to the Securities Purchase Agreement was made in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “Act”), pursuant to Section 4(2) of the Act. The value assigned to the Warrants will result in an offset recorded as a discount on the Notes which will be amortized as interest expense using the effective interest method over the ten-year life of the Notes. The Warrant value will be reviewed during each accounting period, and adjusted if required.

          Of the $150,000 in proceeds from the sale of the Notes and Warrants, the Company repurchased, at face value, a portion of its outstanding 7.35% notes due 2007 ($31,605) and 7.20% notes due 2007 ($17,490) which were held by the investors. The remaining proceeds will be used for general corporate purposes, including, but not limited to, the purchase of equipment, retirement of debt, potential acquisitions and/or working capital.

          The Notes mature on September 1, 2014, with interest payable semi-annually at a rate of 6% per annum. The Company has the right to redeem the Notes at any time after September 1, 2009 with a declining premium. The maturity of the Notes can be accelerated upon the occurrence of an “Event of Default” as such term is defined in the indenture governing the Notes (the “Indenture”). The Indenture also contains various restrictive covenants, including limitations on the payment of dividends and other restricted payments, limitations on incurrence of indebtedness, and limitations on asset sales, the violation of which by the Company would result in an Event of Default.

          The Warrants expire on September 1, 2014, although the Company has the right under certain conditions to require that they be exercised at any time after its common stock trades at $30.00 per share or more for five consecutive trading days.

          The Company intends to hold an Annual Meeting of the Stockholders in the fourth quarter of 2004 or the first quarter of 2005 and at that meeting will seek stockholder approval for the exercise of the second series of Warrants. In connection with the sale of the Notes and Warrants, certain of the Company’s significant stockholders, whose combined interest in the Company represents more than 50% of the issued and outstanding shares of the Company’s Common Stock, entered into a voting agreement pursuant to which they have agreed to vote to approve the exercise of the second series of Warrants by the investors. In addition, Martin Tuchman, the Company’s Chairman and Chief Executive Officer, Warren Serenbetz, a member of the Company’s Board of Directors, and an entity controlled by members of Mr. Serenbetz’s family agreed to certain restrictions on their ability to transfer shares of the Company’s common stock in private transactions.

           Copies of the Securities Purchase Agreement, the Indenture, the Warrant Agreement, the Notes Registration Rights Agreement and the Investor Rights Agreement were filed as exhibits to the Company’s report on Form 8-K issued September 15, 2004.

Rating Agency Downgrades

          On January 27, 2004, Moody’s downgraded the Company’s debt securities citing continued uncertainty associated with the delayed release of the Company’s financial information for 2003. The Company was advised that Moody’s also reduced the “shadow rating” of the Company’s chassis securitization. The Company was advised by the provider of the insurance "wrap" portion of the chassis securitization that, as a result of the downgrade of the shadow rating, it is liable to indemnify such provider for certain of the provider's increased capital charge costs. The Company disputed whether any such indemnification obligation exists under the terms of its agreement with the "wrap" provider. During October 2004, the Company reached an agreement with such provider, pursuant to which the Company will pay approximately $195 per month in additional premium, declining as the loan is paid down. Such additional premium will be further adjusted downward after eighteen months if the shadow rating improves, potentially going away entirely. In addition, as part of this agreement. the Company will receive permanent waivers from the wrap provider for issues that were previously waived on a periodic basis. The other participants in the chassis securitization have waived any early amortization event or default associated with the downgrade of the "shadow rating" through April 1, 2005. Such downgrades may also have a negative effect on the Company’s ability to access the capital markets in the future, as well as on the Company’s interest cost. During July 2004, Fitch Ratings affirmed the Company’s ratings, removed the Company from rating watch negative status, and changed their rating outlook for the Company to positive. Fitch Ratings reaffirmed their positive outlook in a press release that followed the Company's $150,000 issuance of notes during September 2004. (See Ongoing Debt Waivers section below for further discussion.)

Delisting by the New York Stock Exchange

          On December 29, 2003, the New York Stock Exchange (the “Exchange”) suspended trading in the Company’s common stock and other listed securities and the staff of the Exchange informed the Company that they had recommended that delisting procedures be commenced. The Exchange stated that this action was taken because of the overall uncertainty surrounding the Company’s previously announced restatement of its 2001 and 2000 results and the continued delay in the completion of its current financial statement filing requirements. The Company’s 2002 Form 10-K, which reflected the restated results, was subsequently filed on January 9, 2004. The Company appealed the decision and recommendation of the staff of the Exchange, and a hearing before a Committee of the Board of Directors of the Exchange was held March 10, 2004. Following this hearing, the Committee determined to affirm the staff’s recommendation and to delist the Company’s common stock and other listed securities. The delisting became effective during early April 2004. The Company intends to examine all of its options with regard to re-listing its securities, and anticipates re-applying for a listing on the Exchange once it is current with its SEC filings. Since the suspension of trading on the Exchange took effect on December 29, 2003, the Company’s common stock has been traded on the over-the-counter market under the symbol IPLI.

Ongoing Debt Waivers

          As described in the Rating Agency Downgrades sections above, the Company may be required to obtain additional waivers in the future from certain of its financial institutions. In the event that (i) any such required waiver could not be obtained before the applicable deadline; or (ii) any of the Company’s existing waivers ceased to be effective in accordance with their terms based upon future developments, the Company might be in violation of the terms of its indebtedness, and the lenders could exercise their right to declare the Company in default, accelerate the indebtedness owed to such lenders, and take other action against the Company. Moreover, the taking of such action, or the possibility that such action could be taken, could cause one or more of the Company’s other financial institutions to take action against the Company, such as declaring the Company in default, accelerating the indebtedness owed to such lender, and/or attempting to exercise rights as a secured creditor with respect to any collateral.

Employment Agreements

          As described in the Company’s 2003 Form 10K, in July 2004, the Company entered into Employment Agreements with certain executive officers with various expiration dates up to 28 months. Under the terms of the Employment Agreements, each Executive is paid a base salary, a target bonus, participates in fringe benefit programs and may receive additional bonuses at the sole discretion of the Compensation Committee. The minimum obligation related to these agreements is approximately $2,606. In addition, the Employment Agreements obligate the Company to pay severance payments in the event of termination or change of control and include non-compete clauses.

          In connection with these employment agreements, because the Company’s stock option plan had expired, the Company instead agreed to grant common stock appreciation rights that provide for the grantees to receive cash payments measured by any appreciation in the market price of the common stock over a specified base price. The Company granted such stock appreciation rights with respect to a total of 275,000 share units at a base price of $14.05. The $14.05 base price reflected the price on the over-the-counter market on February 20, 2004, the business day before the date on which the terms of the stock appreciation rights were fixed. The grant of stock appreciation rights was subsequently ratified by the Board of Directors on March 30, 2004, by which time the closing price of the Company’s common stock had increased to $15.00. At July 1, 2004, the date the employment agreements became effective, the most recent closing stock price of the Company’s common stock was $16.55. Under the terms of the employment agreements, a total of 260,000 of these stock appreciation rights will vest in 2005 (or earlier upon a change in control) with the remaining 15,000 rights vesting in three equal installments on December 31, 2006, 2007 and 2008. Upon vesting, these stock appreciation rights may be exercisable at any time prior to the expiration of the earlier of 10 days following the termination of the employee or June 30, 2014. The Company has reserved the right to substitute common stock options under the same terms and conditions of the stock appreciation rights upon approval by the Company’s stockholders of a Stock Option Plan for executive officers of the Company.

Agreement with CAI

          In April 2004, the Company reached an agreement with CAI resolving differences in interpretation of certain agreements with CAI including provisions governing payment of appropriate remedial compensation when an age disparity develops between the Company’s containers managed by CAI and the balance of CAI’s managed fleet. Pursuant to its agreement with CAI, the Company agreed to pay CAI $2,000 for resolution of all disputes through February 29, 2004. The impact of this agreement, recorded by the Company during the three months ended March 31, 2004, was a reduction in consolidated pre-tax income of $1,000 ($600 net of tax). The Company anticipates that the earnings related to certain of its containers managed by CAI will be reduced to the extent the average age of such containers exceeds the average age of all other containers in CAI’s fleet.

Termination of Deferred Bonus Plan

          In September 2004, the Board of Directors terminated the Deferred Bonus Plan. All stock previously issued under this Plan will continue to be subject to the terms of the Plan. However, future bonuses will not be subject to the terms of the Deferred Bonus Plan.

Sale of Specialized Assets

           Effective September 30, 2004, the Company agreed to sell the assets of CTC Container Trading (U.K.) Limited, a wholly-owned subsidiary which leased specialized containers and other equipment for use by companies operating in the North Sea. Under the terms of the agreement, the Company sold 1,474 cargo carrying units for approximately $2,965 (1,666 British Pounds) which will result in a pre-tax profit of approximately $950 before expenses.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion of our historical financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this report. (Unless otherwise indicated, all fleet statistics including the size of the fleet, utilization of the leasing equipment or the rental rates per day that are set forth in this Quarterly Report on Form 10-Q exclude the information of our 50%-owned consolidated subsidiary CAI. This exclusion of information relative to CAI, unless indicated otherwise, provides a focus on the drivers which are critical to our core business.)

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

          We suggest that this quarterly report be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2003 Form 10-K.

Restatement of Prior Condensed Consolidated Financial Statements

           During its 2003 year-end closing procedures, the Company identified a number of deficiencies in the internal controls over accounting and reporting for certain transactions. As a result, the Company has restated the Condensed Consolidated Financial Statements for the unaudited interim periods for the first three quarters in 2003. The Company has determined that the effect of these deficiencies in internal controls on years ended prior to January 1, 2003 was not material. The restated financial statements for the quarter ended March 31, 2003 are included in these Condensed Consolidated Financial Statements.

          The nature of the errors and the restatement adjustments that we have made to our Condensed Consolidated Financial Statements for the three months ended March 31, 2003 are set forth in Note 2-Restatement of Previously Issued Financial Statements.

          For additional information regarding this restatement see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2003 Form 10-K.

General

           Interpool is one of the world’s leading suppliers of equipment and services to the intermodal transportation industry. We believe we are the world’s largest lessor of intermodal container chassis and a world-leading lessor of international dry freight standard containers used in international trade.

          Our primary sources of revenues are rental income derived from operating leases and income earned on direct financing leases. We generate revenues through leasing transportation equipment, primarily intermodal container chassis and intermodal dry freight standard containers. Operating lease equipment (operating leases) and direct financing leases are the two major asset types that generate this revenue. In the case of operating lease equipment, we retain the substantive risks and rewards of equipment ownership. In the case of direct financing leases, the lessee generally has the substantive risks and rewards of equipment ownership and the right to purchase the equipment at the end of the lease term. This revenue is supplemented by other sources of revenue such as fee income earned under equipment management agreements. Revenue derived from an operating lease generally consists of the monthly lease payments from the customer. For direct financing leases, the lessee’s payment is segregated into principal and interest components much like a loan. The interest component, calculated using the effective interest method over the term of the lease, is recognized by us as revenue. The principal component of the direct financing lease payment is reflected as a reduction to the net investment in the direct financing lease.

          Our mix of operating and direct financing leases is a function of customer preference and demand and our success in meeting those customer requirements. An operating lease, during its initial lease term, will generally be more profitable than a direct financing lease, primarily due to the return of principal inherent in a direct financing lease. However, after the initial term (and any renewal) of an operating lease expires, the operating lease will have redeployment costs and related risks that are avoided under a direct financing lease. In evaluating the revenue performance of our operating lease portfolio, the primary factors considered are utilization and daily rental rates.

           During the first quarter of 2004, as compared with the first quarter of 2003, our revenues increased due to strong demand for equipment, resulting in a favorable increase in utilization rates for our chassis and continued high utilization rates for our containers. Our increased fleet size for containers contributed favorably to revenue while our chassis fleet held at essentially the same level as the year earlier period. We have continued to experience high utilization of equipment, both in our chassis and container business segments, during the first half of 2004. Utilization of our container fleet was 99% at both March 31, 2004 and June 30, 2004, and chassis utilization was at 96% at March 31, 2004 and 97% at June 30, 2004.

           Although daily rental rates for new long term leases in our operating lease container fleet remained relatively flat during 2003, container daily lease rates on new equipment have been rising during the first half of 2004 due to the increased demand for equipment as well as the impact of recent steel shortages. The steel shortage in the first half of 2004 has driven the cost of new containers higher than in 2003, with corresponding increases in daily lease rates for newly manufactured containers. In some cases the steel shortages have become so acute that production was slowed. The backlogged demand and higher manufacturing costs have propelled leasing of used containers.

           Chassis lease rates have been driven more by the cost of new chassis than by recent increases in demand. There are both positive and negative factors influencing production costs. A recent shift in the manufacturing base, toward more production in China, which has lower labor and overhead costs, but higher delivery costs, has lowered chassis prices. At the same time, the steel shortage has created upward pressure on chassis prices. Overall, production costs have decreased slightly, with a similar decrease in new equipment lease rates. However we are currently experiencing an increase in the cost of new chassis during the fourth quarter of 2004 as a result of the steel shortage. Used chassis lease rates have been heavily competitive during early 2004.

          We anticipate that industry demand for chassis and containers will continue to be strong well into 2005. This projection is supported by the fact that all major shipyards are reporting full order books through the end of 2006. Even after an allowance of 1% for scrapping, the world container ship fleet is expected to increase by 10.8% in 2004, 11.3% in 2005 and 11.6% in 2006 as reported in the May 2004 edition of Containerisation International. In April 2004 alone, 48 new container ships were ordered with a capacity of 218,000 twenty-foot equivalent units (“TEU”). As of May 1, 2004, the total order book exceeded 800 ships with a total capacity of 3.2 million TEU, or approximately 47% of the current world fleet.

          We believe a number of factors have contributed to the strong demand for equipment in the industry. From 2001 to 2002, according to the Container International Yearbook 2004, global containerized traffic increased by over 9%, from 243.8 million TEU in 2001 to 266.3 million TEU in 2002, fueling demand for transportation equipment generally. In addition, as mentioned above, several major shipping lines have announced plans to bring new, very large 8,000-9,000 TEU ships to the West Coast of the United States in the fall of 2004. When ships of this size are unloaded, they require the use of a large number of chassis to move the containers to local railroad terminals or their final destinations. These chassis, once loaded, may not be able to return to the port before the next ship rotation arrives, thus requiring additional concentrations of chassis at major ports. These larger vessels will also require additional containers and chassis to support them. Demand for chassis has also been affected by the inability of large, fully loaded ships to pass through the Panama Canal. These ships typically discharge their cargo on the West Coast of the United States, with the cargo being moved by “land bridges”, by truck and rail inland and across the country, using chassis at various stages during this process. At the same time, the demand for chassis, along with increased congestion at many of the rail and marine facilities around the country, have fueled an increase in the sharing of chassis (chassis pooling) among shipping lines. Our PoolStat™ chassis management service has experienced an increased interest in chassis sharing among shipping lines, as well as use of our own Trac Lease chassis pools at railroads and marine terminals. As of June 30, 2004, our chassis pools operating at railroad terminals were at record utilization levels.

           Although our container fleet (including units on hire as direct financing leases) increased in size by 6% from the first quarter of 2003 to the first quarter of 2004 and, while our chassis fleet held at essentially the same level, we were not able to take full advantage of the strong customer demand for containers and chassis during the latter part of 2003 and 2004. This was the result of the restatement of our financial statements for the years ended December 31, 2000 and 2001 and the first three quarters of 2002 and the related investigations by our audit committee and the SEC, and the resulting delays in completion of our financial statements and SEC filings, adversely affected our ability to obtain the financing necessary for us to purchase equipment for lease to customers. In addition, the requirement to maintain certain levels of unrestricted cash until our delayed financial filings are completed has continued to limit the amount of new business we have written with our customers. While we have successfully completed $267.0 million of new financings from January to September 2004, $117.0 million was used to satisfy past due payments to equipment manufacturers, to finance previously unencumbered assets, and to re-finance existing secured debt. The remaining $150.0 million was completed during September 2004, with $49.1 million of the proceeds concurrently used to reduce existing unsecured debt. (For further discussion of this transaction see our report on Form 8-K filed with the SEC on September 15, 2004 and Note 7 to the Condensed Consolidated Financial Statements – Subsequent Events – Financing Activities.) In addition, our cost of new financing during 2004 has been higher than we experienced in 2003, due to higher interest rates in general and increased borrowing costs resulting from the lowering of our credit ratings over the past year. The increase in interest expense during the first quarter of 2004 has been the result of increased interest rates, higher loan balances as compared to the first quarter of 2003, and bank fees related to obtaining waivers related to our delayed filings. We are currently in negotiations with several potential lenders with regard to additional financings to support business growth and to refinance certain existing debt facilities, with completion expected during the fourth quarter of 2004.

          As of March 31, 2004, our commitments for future capital expenditures totaled approximately $126.2 million with approximately $63.2 million committed for 2004. Our available liquidity at March 31, 2004, including $19.5 million available under CAI’s revolving credit facility, was $77.5 million after adjusting for $22.4 million of cash held within the chassis securitization and $60.5 million required to be maintained as a result of obtaining waivers. Required debt repayments and capital lease payments for the next 12 months totaled $237.2 million. Based on our existing cash balances, financings closed, and our financial projections of operating cash flow for the future, we believe that we will have sufficient liquidity to grow our portfolio while meeting our obligations and commitments as they become due.

           Other than interest expense, our primary expenses are lease operating and administrative expenses, which include operating costs such as maintenance and repair expense, as well as other ownership costs such as storage and positioning expense. Our lessees are generally responsible for lease operating expenses during the term of their lease. Our administrative expenses are primarily employee related costs such as salary expense, costs of employee benefits and travel and entertainment costs, as well as expenses incurred for outside services such as legal, consulting and audit related fees. During the first quarter of 2004, lease operating and administrative expenses as a percentage of revenues were 30.2%, up from 29.4% during the same quarter in 2003. The additional personnel and systems enhancements we are adding to improve our internal controls, as well as additional procedures being implemented to comply with Sarbanes-Oxley requirements, have added incremental administrative expenses. In addition to lease operating and administrative expenses, we also incur depreciation expense on our operating lease equipment.

           During the last nine months of 2003 and for the first six months in 2004, we incurred significant costs related to the investigations by our audit committee and the SEC, separation agreements with our former Chief Financial Officer and our former President, legal representation for the Company as well as our officers, directors and employees, the payment of fees in order to obtain necessary waivers from our financial institutions and, during 2004, the proceedings before The New York Stock Exchange to delist our securities. We will continue to incur additional costs in the remainder of 2004 relating to the formal investigation by the SEC and additional legal representation for the Company and our officers, directors and employees.

           Non-performing receivables totaled $13.3 million at March 31, 2004 compared with $12.8 million at December 31, 2003. Reserves of $12.4 million and $11.9 million, respectively, have been established against these non-performing receivables. During the first quarter of 2004, receivable write-offs net of recoveries totaled $0.2 million as compared with $0.3 million for the same period in 2003.

          Our net income per share on a fully diluted basis for the three months ended March 31, 2004 and 2003 was $0.38 and $0.41, respectively. Annualized return on average stockholders’ equity was 11.5% at both March 31, 2004 and December 31, 2003.

          We conduct business with shipping line customers throughout the world and are therefore subject to the risks of operating in disparate political and economic conditions including those associated with increasing oil prices. Offsetting this risk is the worldwide nature of the shipping business and the ability of our shipping line customers to shift their operations from areas of unfavorable political and/or economic conditions to more promising areas. Approximately 98% of our revenues are billed and paid in U.S. dollars. We believe these factors substantially mitigate foreign currency rate risks.

          Our container leasing operations are conducted through our subsidiary, Interpool Limited, a Barbados corporation. Our effective tax rate benefits substantially from the application of an income tax convention, pursuant to which the profits of Interpool Limited from international container leasing operations are exempt from federal taxation in the United States. As discussed below, these profits are subject to Barbados tax at rates that are significantly lower than the applicable rates in the United States. For further information regarding the United States and Barbados Tax Treaty and the July 2004 Protocol to this Treaty, see Note 7 to the Condensed Consolidated Financial Statements.

          The sections that follow analyze our results of operations by financial statement caption and provide a more detailed discussion of our performance for the three months ended March 31, 2004 as compared to the prior year period.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

           Revenues. Our revenues increased to $95.4 million for the three months ended March 31, 2004, from $90.0 million in the three months ended March 31, 2003, an increase of $5.4 million or 6%. The increase was primarily attributable to incremental container and chassis operating lease revenues of $5.7 million, partially offset by a decrease in finance lease revenues of $0.1 million and reduced operating lease revenues of $0.1 million contributed by Microtech (which has been liquidated) as compared to the prior year period. The incremental container and chassis operating lease revenues, as compared to the prior year period, are primarily due to the increase in the size of our container and chassis operating lease fleets which grew by 19% and 1% respectively, and an increase in the utilization rates for our containers and chassis. In addition, the daily rental rates for chassis were higher as compared to the prior year period, while the daily rental rates for the overall container fleet were lower. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire. Under this method, utilization rates of our container and domestic intermodal chassis operating lease fleets at March 31, 2004 were 98% and 96%, respectively, as compared to 99% and 94%, respectively, at March 31, 2003. The utilization rates of our container fleet, considering CAI's actual utilization rates for our containers managed by CAI, were 94% and 93% at March 31, 2004 and 2003, respectively.

           Lease Operating and Administrative Expenses. Our lease operating and administrative expenses increased to $28.8 million for the three months ended March 31, 2004, from $26.4 million in the three months ended March 31, 2003, an increase of $2.4 million or 9%.

The increase was primarily due to:

•	An increase in position and handling expenses, net of $2.7 million primarily due to a reduction in billable services provided for our armed forces as compared to the prior year period.

•	An increase in legal and consulting fees of $2.2 million primarily as a result of the restatement of our 2001 and 2000 annual financial results and the financial results of the first three quarters of 2002, as well as legal fees incurred as a result of the Audit Committee and SEC investigations.

•	An increase in salary expense of $0.8 million as a result of an increase in headcount and other employee related costs.

•	A decrease in maintenance and repair costs of $1.8 million primarily due to a reduction in chassis repairs.

•	A decrease in storage costs of $1.4 million primarily due to increased utilization experienced within the domestic intermodal chassis product line, as well as within CAI’s fleet, as compared to the prior year period.

During the last nine months of 2003 and for the first six months of 2004, we incurred significant costs related to the investigations by our audit committee and the SEC, separation agreements with our former Chief Financial Officer and our former President, legal representation for the Company as well as our officers, directors and employees, the payment of fees in order to obtain necessary waivers from our financial institutions and, during 2004, the proceedings before The New York Stock Exchange to delist our securities. We will continue to incur additional costs in the remainder of 2004 relating to the formal investigation by the SEC and additional legal representation for the Company and our officers, directors and employees. The costs incurred during 2003, the first quarter of 2004 and the estimated costs incurred in the second quarter of 2004 are as follows:

                                 Three Months Ended      Three Months Ended     Year Ended
                                     March 31,                June 30,          December 31,
(Dollars in millions):                  2004                    2004               2003
---------------------            ------------------      ------------------    ------------
Audit fees for the reaudits
   and restatements                      $0.5                  $---                $3.6
Cost of investigations                    0.1                   ---                 5.9
Legal and consulting fees                 1.6                   0.5                 3.2
Separation agreements                     ---                   ---                 5.9
Bank waiver fees                          2.1                   0.3                 1.6
                                          ---                   ---                 ---
Amounts before tax                       $4.3                  $0.8               $20.2
                                         ====                  ====               =====

Amounts net of tax                       $3.0                  $0.5               $12.9
                                         ====                  ====               =====

           Provision for Doubtful Accounts. Our provision for doubtful accounts decreased to $0.6 million for the three months ended March 31, 2004 from $1.8 million for the three months ended March 31, 2003. During the three months ended March 31, 2004, our non-performing receivables increased $0.5 million ($13.3 million at March 31, 2004 and $12.8 million at December 31, 2003). As of March 31, 2004 and December 31, 2003, our non-performing receivables, net of applicable reserves, were 1.54% and 1.27%, respectively, of accounts receivable, net. Our provision for doubtful accounts is provided based upon a quarterly review of the receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of direct financing lease receivables.

           Fair Value Adjustment for Derivative Instruments. Our non-cash fair value adjustment for derivative instruments income amounted to $0.2 million for the three months ended March 31, 2004 and for the three months ended March 31, 2003. The income for the three months ended March 31, 2004, as well as the prior year period, is primarily due to the change in fair value of interest rate swap agreements held which do not qualify as cash flow hedges.

           Depreciation and Amortization of Leasing Equipment. Our depreciation and amortization expenses increased to $22.9 million for the three months ended March 31, 2004, from $22.4 million for the three months ended March 31, 2003, an increase of $0.5 million or 2%. This increase was primarily due to additions to our operating lease fleet.

           Impairment of Leasing Equipment. Our impairment of leasing equipment expense decreased to $2.0 million for the three months ended March 31, 2004, from $2.2 million for the three months ended March 31, 2003, a decrease of $0.2 million. This decrease was based on a current evaluation of the carrying value of our long-lived assets which indicated that there was no impairment to the fleet with the exception of specific units that were idle, some of which were badly damaged, and other specific units with design flaws. All units identified were written down, if required, to estimated net realizable value.

           (Income)/Loss for Investments Accounted for Under the Equity Method. The increase in (income)/loss for investments accounted for under the equity method of $0.2 million during the three months ended March 31, 2004 as compared to the prior year period resulted primarily from increased equity method income for certain investments.

           Other Income, Net. We had other income of $0.7 million during the three months ended March 31, 2004 compared to $1.2 million of other income for the three months ended March 31, 2003. The change of $0.5 million was primarily due to a reduction in gains on equipment sales of $0.4 million as compared to the prior year period.

           Interest Expense. Our interest expense increased to $28.4 million in the three months ended March 31, 2004 from $25.4 million in the three months ended March 31, 2003, an increase of $3.0 million or 12%. The increase in interest expense was primarily attributable to $2.1 million of bank fees in order to obtain waivers related to our delayed filings, increased interest rates resulting in increased interest expense of $0.5 million and increased borrowings to fund capital expenditures, resulting in incremental interest expense of $0.3 million.

           Interest Income. Our interest income decreased to $0.7 million in the three months ended March 31, 2004 from $1.0 million in the three months ended March 31, 2003, a decrease of $0.3 million or 30%. The decrease in interest income was primarily due to reduced earnings on invested cash balances due to lower interest rates, as well as a decline in invested cash balances.

           Minority Interest Expense, Net. The change in minority interest expense, net of $0.5 million for the three months ended March 31, 2004 as compared to the prior year period was primarily due to:

•	An increase in minority interest expense of $0.8 million relative to our 50% ownership interest in CAI as compared to the prior year period; partially offset by

•	A decrease in dividends and distributions expensed by Chassis Holdings LLC of $0.4 million as compared to the prior year period.

Provision for Income Taxes. We recorded an income tax provision of $2.5 million for the three months ended March 31, 2004 as compared to $1.9 million for the three months ended March 31, 2003. This increase was caused by a larger proportion of pre-tax income generated from United States sources as compared to lower-taxed international source income.

Interpool Limited’s pre-tax income (international source income) is taxed at a low rate (approximately 3%) due to the income tax convention between the United States and Barbados. The domestic intermodal division, including corporate activities, is taxed at the higher United States tax rates. During the three months ended March 31, 2004, 38% of our pre-tax income was generated from United States sources as compared to 23% in the prior year period, thus contributing to the increase in the provision for income taxes.

           Net Income. As a result of the factors described above, our net income decreased to $11.1 million in the three months ended March 31, 2004 from $11.8 million in the three months ended March 31, 2003.

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

          We have usually funded a significant portion of the purchase price for new containers and chassis through borrowings under our revolving credit facility and other lines of credit, or through secured financings with financial institutions. However, our ability to borrow funds on terms as favorable as those available previously has been limited during the first half of 2004 because of the restatement to our historical financial statements and the related Audit Committee and SEC investigations, and the delays in completing our annual and quarterly SEC financial filings for 2002 and 2003. While we have successfully completed $267.0 million of new financings from January to September 2004, $117.0 million was used to satisfy past due payments to equipment manufacturers, to finance previously unencumbered assets, and to re-finance existing secured debt. The remaining $150.0 million was completed during September 2004, with $49.1 million of the proceeds concurrently used to reduce existing unsecured debt. (For further discussion of this transaction see our report on Form 8-K filed with the SEC on September 15, 2004 and Note 7 to the Condensed Consolidated Financial Statements – Subsequent Events – Financing Activities.) These factors, coupled with the requirement to maintain certain levels of unrestricted cash until the delayed financial filings are completed, have affected the amount of business we have written with our customers for the first half of 2004. We are currently in negotiations with several potential lenders with regard to additional financings to support business growth and to refinance certain existing debt facilities, with completion expected during the fourth quarter of 2004.

          In connection with waivers previously received from our lenders, we agreed to complete our 2004 periodic Form 10-Q filings with the SEC on or before December 31, 2004.

          In connection with our delayed SEC filings and the receipt of waivers from our lenders necessitated by the delayed filings, beginning in January 2004, the members of our Board of Directors and certain of their affiliates who own shares of our common stock have agreed to defer their receipt of any dividend payments, including those we may declare in the future, until we are in compliance with all SEC filing requirements. As of September 15, 2004, recorded dividend payments in the amount of $3.5 million have been deferred and are included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet.

           Over the years, we have explored from time to time the possibility of raising capital or reducing our leverage through the issuance and sale of our equity securities. Other than the $150.0 million financing consummated in September 2004, there is no assurance that any such transaction will occur or if a transaction occurs, what the terms thereof would be. For further discussion of this transaction see our report on Form 8-K filed with the SEC on September 15, 2004 and Note 7 to the Condensed Consolidated Financial Statements – Subsequent Events – Financing Activities.

Cash Flow

          Net cash provided by operating activities amounted to $34.7 million for the three months ended March 31, 2004 compared to $24.9 million for the same period last year. The increase in net cash provided by these activities in 2004 as compared to 2003 was primarily due to a decrease in accounts receivable ($11.6 million) and other assets ($5.8 million), partially offset by a decrease in accounts payable and accrued expenses ($5.1 million).

          Net cash used for investing activities amounted to $42.6 million for the three months ended March 31, 2004 compared to $71.9 million for the same period in 2003. The decrease in net cash used in these activities in 2004 as compared to 2003 was primarily due to a decrease in the investment in direct financing leases ($32.2 million) and an increase in cash collections on direct financing leases ($5.0 million), partially offset by an increase in the acquisition of leasing equipment ($7.0 million).

          Net cash provided by financing activities amounted to $7.7 million for the three months ended March 31, 2004 compared to $2.2 million for the same period in 2003. The increase in net cash provided by these activities in 2004 as compared to 2003 was primarily due to an increase in proceeds from the issuance of debt and borrowings under revolving credit facilities ($30.0 million), partially offset by an increase in repayment of the Company’s debt obligations ($23.9 million).

Debt and Capital Lease Obligations:

          The following table summarizes our debt and capital lease obligations as of March 31, 2004 and December 31, 2003:

                                                                                    (Dollars in Millions)

                                                                            March 31, 2004       December 31, 2003
                                                                            --------------       -----------------
Capital lease obligations payable in varying amounts through 2018                $300.7                $325.2

Chassis Securitization Facility, interest at 5.49% and 5.59% at March
  31, 2004 and December 31, 2003, respectively
      Warehouse facility                                                           25.5                  25.5
      Debt obligation                                                              78.0                  86.4
      Capital lease obligation                                                    403.2                 404.7

Revolving credit facility, interest rate at 3.09% at March 31, 2004
  and December 31, 2003                                                           186.5                 193.5

Revolving credit facility CAI, interest rate at 3.35% and 3.37% at
  March 31, 2004 and December 31, 2003, respectively                               84.5                  87.0

Container securitization facility, interest at 6.13% and 6.5% at March
  31, 2004 and December 31, 2003, respectively                                     63.6                  76.6

7.35% Notes due 2007 (unsecured)                                                  147.0                 147.0

7.20% Notes due 2007 (unsecured)                                                   62.8                  62.8

9.25% Convertible redeemable subordinated debentures, mandatory
  redemption 2022 (unsecured)                                                      37.2                  37.2

9.875% Preferred capital securities due 2027 (unsecured)                           75.0                  75.0

Notes and loans payable with various rates ranging from 3.13% to 7.90%
  and maturities from 2004 to 2010                                                261.5                 194.8
                                                                                  -----                 -----

Total Debt and Capital Lease Obligations                                        1,725.5               1,715.7
                                                                                -------               -------
   Less Current Maturities                                                        237.2                 219.2

Total Non-Current Debt and Capital Lease Obligations                           $1,488.3              $1,496.5
                                                                               ========              ========

          Our debt consists of notes and loans and capital lease obligations with installments payable in varying amounts through 2027, with a weighted average interest rate of 6.0% for the three months ended March 31, 2004, as well as for the year ended December 31, 2003. The principal amount of debt and capital lease obligations payable under fixed rate contracts is $563.0 million at March 31, 2004. Remaining debt and capital lease obligations of $1,162.5 million are payable under floating rate arrangements, of which $480.6 million has been converted to fixed rate debt through the use of interest rate swap agreements. At March 31, 2004 and December 31, 2003, most of our debt and capital lease obligations are secured by a substantial portion of our leasing equipment, direct financing leases, and accounts receivable. Approximately $322.0 million of debt is unsecured at both March 31, 2004 and December 31, 2003. For further information on the accounting treatment for interest rate swap contracts see Note 5 to the Condensed Consolidated Financial Statements.

           Debt Modifications: In January and February 2004, in connection with obtaining necessary amendments under the revolving credit facility due to the late filing of our periodic reports with the SEC and the restatement of our past financial statements, we agreed, among other things, to reduce advance rates under this revolving facility, to add several events of default, to increase the interest rate margin, and to maintain specified levels of unrestricted cash and cash equivalents until delinquent SEC filings are made. Subsequent to January 9, 2004 (the date we filed our 2002 Form 10-K), we were obligated to maintain unrestricted cash and cash equivalents of at least $60.0 million at all times and at least $67.5 million as of the last business day of the month until completion and filing of all delayed financial statements for 2003 and 2004. This minimum cash requirement was also adopted in the waivers of the container securitization and one other loan agreement. In conjunction with the waiver received during February 2004, we replaced our annual amortization payment with monthly amortization payments under our revolving credit facility beginning in March 2004. The related minimum cash requirement was subsequently reduced dollar-for-dollar with the amortization payments and, at September 30, 2004, amounts to $41.9 million. The minimum cash balance requirement will be eliminated once we are current with our delayed financial filings. We also agreed to restrictions on dispositions of collateral and on encumbrances of assets as well as a limitation on concessions that could be made to our other financial institutions in connection with obtaining waivers.

           On January 27, 2004, Moody's downgraded our debt securities citing continued uncertainty associated with the delayed release of our financial information for 2003. We were advised that Moody's also reduced the "shadow rating" of our chassis securitization. We were advised by the provider of the insurance "wrap" portion of the chassis securitization that, as a result of the downgrade of the shadow rating, it is liable to indemnify such provider for certain of the provider's increased capital charge costs. We disputed whether any such indemnification obligation exists under the terms of its agreement with the "wrap" provider. During October 2004, we reached an agreement with such provider, pursuant to which we will pay approximately $0.2 million per month in additional premium, declining as the loan is paid down. Such additional premium will be further adjusted downward after eighteen months if the shadow rating improves, potentially going away entirely. In addition, as part of this agreement, we will receive permanent waivers from the wrap provider for issues that were previously waived on a periodic basis. The other participants in the chassis securitization have waived any early amortization event or default associated with the downgrade of the "shadow rating" through April 1, 2005.

          As a result of adopting SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, we are required in 2004 to classify the outstanding Preferred Capital Securities issued in 1997 within the debt section on the face of the Condensed Consolidated Balance Sheet. Previously, these instruments were classified separately with the caption “Company-Obligated Mandatorily Redeemable Preferred Securities in Subsidiary Grantor Trusts.” There was no modification of the terms of the Preferred Capital Securities and no impact on net income upon adoption. In connection with this change, we are negotiating amendments to our debt agreements that would allow these securities to be treated as they have been in the past for purposes of calculating compliance with loan covenants. At the date of this report, we have received all necessary amendments to be in full compliance with our loan covenants.

           New Financings: During the three months ended March 31, 2004, we entered into new financing arrangements totaling $81.6 million. The new debt entered into during the three months ended March 31, 2004 consisted of notes and loans with installments payable in varying amounts through 2008 and various interest rates ranging from 3.6% to 6.6%.

           Covenants: Under our revolving credit facility and most of our other debt instruments, in effect at March 31, 2004 we are required to maintain covenants (as defined) for tangible net worth (a maximum of $250.0 million), a fixed charge coverage ratio of 1.5 to 1 and a funded debt to net worth ratio (as defined in the agreement, which is stockholders’ equity plus preferred capital securities, less goodwill) of 4.0 to 1. A financing facility entered into in March 2004 includes a requirement that we maintain a tangible net worth of at least $300.0 million. At March 31, 2004 we were in compliance with these covenants as amended.

           Other: As of March 31, 2004, our commitments for future capital expenditures totaled approximately $126.2 million with approximately $63.2 million committed for 2004. Our available liquidity at March 31, 2004, including $19.5 million available under CAI’s revolving credit facility was $77.5 million after adjusting for $22.4 million of cash held within the chassis securitization and $60.5 million required to be maintained as a result of obtaining waivers. Required debt repayments and capital lease payments for the next twelve months totaled $237.2 million as of March 31, 2004 which we anticipate making through our unrestricted cash balances and cash flow from operations.

          In the past, cash on hand, cash flow from operations, borrowings under credit facilities and the net proceeds of the issuance of debt and equity securities has been sufficient to meet our working capital needs, capital expenditures and required debt repayments. We also expect to continue to rely in substantial part on long-term financing for the purchase of equipment or strategic acquisitions to expand our business in the future. We cannot assure that long-term financing will be available for these purposes on acceptable terms or at all. In addition, from time to time, we may explore new sources of capital both at the parent and subsidiary levels. We have successfully completed $267.0 million of new financings from January to September 2004, $117.0 million of which was used to satisfy past due payments to equipment manufacturers, and to finance previously unencumbered assets and re-finance existing secured debt. The remaining $150.0 million was completed during September 2004, with $49.1 million of the proceeds concurrently used to reduce existing unsecured debt. (For further discussion of this transaction see our report on Form 8-K filed with the SEC on September 15, 2004 and Note 7 to the Condensed Consolidated Financial Statements – Subsequent Events – Financing Activities.) We are currently evaluating several additional financing proposals.

Sale of Specialized Assets

           Effective September 30, 2004, we agreed to sell the assets of CTC Container Trading (U.K.) Limited, a wholly-owned subsidiary which leased specialized containers and other equipment for use by companies operating in the North Sea. Under the terms of the agreement, we sold 1,474 cargo carrying units for approximately $3.0 million (1.7 million British Pounds) which will result in a pre-tax profit of approximately $1.0 million before expenses.

Agreement with CAI

          In April 2004, we reached an agreement with CAI resolving differences in interpretation of certain agreements with CAI including provisions governing payment of appropriate remedial compensation when an age disparity develops between our containers managed by CAI and the balance of CAI’s managed fleet. Pursuant to our agreement with CAI, we agreed to pay CAI $2.0 million for resolution of all disputes through February 29, 2004. The impact of this agreement, recorded by us during the three months ended March 31, 2004, was a reduction in consolidated pre-tax income of $1.0 million ($0.6 million net of tax). We anticipate that the earnings related to certain of our containers managed by CAI will be reduced to the extent the average age of such containers exceeds the average age of all other containers in CAI’s fleet.

Settled Insurance Litigation

          In connection with an insurance claim related to the default of a South Korean customer and a subsequent lawsuit filed by the insurance carriers against us, on June 17, 2004 we signed an agreement settling the lawsuit and our claims under the policy. Under the terms of the settlement agreement, the insurance carriers agreed to pay us a total of $26.4 million which we received in June and July 2004. As of March 31, 2004, the outstanding receivable recorded from the insurance carriers was $20.5 million and is included in other receivables, net on the Condensed Consolidated Balance Sheets.

Critical Accounting Policies and Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, the reported amounts of income and expense during the reporting period and the disclosure of contingent assets and liabilities at the date of the financial statements. Management has identified the policies and estimates below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on these and other significant accounting policies, see Note 1 to the Consolidated Financial Statements included in the Company’s December 31, 2003 Annual Report on Form 10-K. These policies and estimates are considered critical due to the existence of uncertainty at the time the estimate is made, the likelihood of changes in estimates from period to period and the potential impact that these estimates can have on our financial statements. The following accounting policies and estimates include inherent risks and uncertainties related to judgments and assumptions made by management. Management’s estimates are based on the relevant information available at the end of each period.

•	the allowance for doubtful accounts,

•	accounting for leasing equipment,

•	lease residual values,

•	accounting for customer defaults,

•	goodwill,

•	income taxes,

•	derivative financial instruments.

          The Company, in consultation with the audit committee, has reviewed and approved these significant accounting policies which are further described in the Company’s 2003 Form 10-K.

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

The following table sets forth principal cash flows and related weighted average interest rates by expected maturity dates for debt and capital lease obligations at March 31, 2004:

                               Total                      13-24        25-36        37-48     49-60
 (Dollars in Thousands)     Obligation    0-12 months    months       months       months     months    Thereafter
 ----------------------     ----------    -----------    ------       ------       ------     ------    ----------

Variable rate facilities     $681,834     $100,545     $294,945      $68,250      $44,925     $36,169     $137,000
Average interest rate %                       3.8%         4.2%         4.4%         4.7%        4.9%         4.9%

Fixed rate facilities(1)    1,043,628      136,613      132,110       72,033      249,598      46,795      406,479
Average interest rate %                        6.7%        6.7%         6.8%         6.5%        6.6%         6.6%

Total Debt                  1,725,462      237,158      427,055      140,283      294,523      82,964      543,479
Average interest rate %                       5.6%         6.1%         6.2%         6.0%        6.2%         6.2%

(1) These fixed rate facilities include variable instruments that have been converted to fixed rate debt through the use of interest rate swap agreements.

          The principal amount of debt and capital lease obligations payable under fixed rate contracts is $563,004 at March 31, 2004. Remaining debt and capital lease obligations of $1,162,458 are payable under floating rate arrangement, of which 480,625 has been converted to fixed rate debt through the use of interest rate swap agreements.

           Based on outstanding debt balances at March 31, 2004 of variable rate facilities, which have not been converted to fixed rate debt through the use of interest rate swaps, a 10% change in variable interest rates would have resulted in a $0.7 million change in pre-tax earnings.

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

          We seek to reduce credit risk by maintaining insurance coverage against customer insolvency and related equipment losses. Effective March 1, 2003, we obtained a new policy covering similar occurrences for a twelve-month period. This coverage decreased the recoverable amount per occurrence to $9.0 million as compared to $35.0 million in our previous policy and increased the deductible per occurrence from $0.4 million to $3.0 million. This coverage has since been extended to March 31, 2005. There can be no assurance that this or similar coverage will be available in the future or that such insurance will cover the entirety of any loss.

Allowance for Doubtful Accounts

          The allowance for doubtful accounts includes our estimate of allowances necessary for receivables on both operating and direct financing lease receivables. The allowance for doubtful accounts is developed based on two key components (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful and (2) reserves for estimated losses inherent in the receivables based upon historical trends. We believe our allowance for doubtful accounts is adequate to provide for credit losses inherent on our accounts receivable. The allowance for doubtful accounts is intended to provide for losses inherent in the accounts receivable, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. In addition, changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. Direct financing leases are evaluated on a case by case basis. When evaluating our operating and direct financing lease receivables for impairment, we consider, among other things, the level of past-due amounts of the respective receivable, the borrower’s financial condition, credit quality indicators of the borrower, the value of underlying collateral and third party credit enhancements such as guarantees and insurance policies. Once a direct financing lease is determined to be non-performing, our procedures provide for the following events to take place in order to evaluate collectibility:

•	The past due amounts are reclassified to accounts receivable,

•	The equipment value supporting such financing lease is reclassified to leasing equipment, and

•	Collectibility is evaluated, taking into consideration equipment book value and the total outstanding receivable, as well as the likelihood of collection through the recovery of equipment.

          The adequacy of our allowance for doubtful accounts is periodically reviewed based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of direct financing lease receivables.

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

          As reported more fully in our 2003 Form 10-K, we learned of certain deficiencies in our internal controls that existed in 2003 and years prior to 2003. We have concluded that the following internal control deficiencies which have been identified constituted “material weaknesses” or “significant deficiencies” as defined by the Public Company Accounting Oversight Board (United States):

•	Deficiencies related to the accounting for direct financing leases. We noted weaknesses in the technical accounting skills of certain employees involved in the classification of leases under the provisions of SFAS 13. In addition, we found that the system used to account for these leases was inadequate in providing the necessary data to the accounting department.

•	Deficiencies related to ineffective policies for complex transactions. We noted that we did not have the proper level of understanding of the accounting for swap derivatives and residual guarantees provided to certain financial institutions.

•	Deficiencies related to inadequate communication of complex transactions. We noted a lack of effective communication of complex transactions with both internal and external accounting resources that existed throughout this period.

•	Deficiencies related to the lack of adequate staffing within the accounting department. This resulted in incomplete account reconciliation and analysis.

•	Deficiencies related to accounting for income taxes. We noted that the accounting department did not have adequate knowledge of generally accepted accounting principles related to accounting for income taxes and did not perform periodic reviews of the carrying value of its deferred tax assets.

•	Deficiencies related to communication of information regarding related-party transactions. We noted that there were no formal procedures in place for gathering complete and accurate information about related-party transactions and for communicating such information to the parties responsible for disclosing it.

•	Deficiencies related to the security of information technology. We noted a need for the implementation of such security measures as comprehensive encryption procedures, documentation of standards for setting operating systems security parameters, and a disaster recovery plan.

•	Deficiencies related to accounting for inter-company eliminations. We noted a need to implement formal procedures for identifying necessary intercompany eliminations.

•	Deficiencies related to recordkeeping by various internal departments. We noted a need to improve certain verification and documentation procedures in our Contracts, Billing, Collections and Credit Quality departments to improve accuracy of the records kept by those departments.

•	Deficiencies related to accounting for amounts billed to customers at the end of an operating lease for damaged equipment. We noted a need to improve our manual and computer-based systems in order to properly account for billings to customers for damaged equipment and the related repair costs at the end of an operating lease.

•	Deficiencies related to recognition of impairment charges associated with the chassis remanufacturing program. We noted a need to recognize impairment charges on a more timely basis in order to properly distinguish between costs that should be capitalized and those that should be expensed.

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

          As reported in our 2003 Form 10-K, we have assigned the highest priority to the short and long-term correction of the internal control deficiencies that have been identified and are taking the steps necessary to strengthen our internal controls and to address their deficiencies. Among other things, we have taken and are taking the following remedial measures:

1.	We have implemented new procedures relating to the communication of information between management and all levels of our company, including our internal accountants and external auditors, to ensure proper reporting and disclosure. These steps include regular meetings of a committee of senior management, known as the Office of the President, which generally includes a member of the Audit Committee, to discuss important topics such as new business, financing, accounting and personnel matters, and the formation of a Disclosure Committee to ensure that information required to be disclosed pursuant to SEC rules is made known to the appropriate individuals at the Company.

2.	Our former general counsel, Arthur Burns has rejoined us as full time Executive Vice President and General Counsel residing in our New York office. Mr. Burns is a member of our Board of Directors.

3.	An experienced financial and leasing executive, James Walsh, a former financial executive at GE Capital Corporation and General Electric Company, joined us during November, 2003, and was appointed Executive Vice President and Chief Financial Officer in early 2004.

4.	We have hired eight additional accountants, and will continue to hire additional experienced personnel in the accounting department, and are planning additional training for our accounting staff. We have also hired an experienced tax professional who is also a certified public accountant to improve our skills base in that critical area.

5.	We have added staff in several other areas, including insurance, accounts receivable, customer service and the legal department.

6.	We have engaged J.H. Cohn, an independent accounting and consulting firm, as our internal auditors, and have been working closely with them to identify and correct weaknesses in our internal controls and procedures and to develop an accounting policies and procedures manual. Remedial actions are in process in all areas where such actions have been deemed necessary.

7.	We are improving the quality of our file maintenance and record retention for completed transactions.

8.	We are in the process of testing an upgrade to our accounting system for recording and tracking direct financing lease transactions, which we expect to have in place later in 2004. We have negotiated a contract for a disaster recovery hotsite facility, and are in the process of developing a formal disaster recovery plan. We are committed to upgrading and enhancing other aspects of our information systems, including encryption procedures and other security measures, as required.

9.	Our Board of Directors appointed a corporate governance committee and has adopted and implemented a comprehensive set of corporate governance documentation, including a revised Board of Directors Charter, revised Audit Committee Charter, a Code of Business Conduct and Ethics, a Whistleblower and Nonretaliation Policy, and a Disclosure Committee Charter.

10.	We have designated an employee to communicate with all related parties on a quarterly basis to determine if new related party transactions have been completed. In addition, we are canvassing all executive officers on a quarterly basis and all other employees on an annual basis to ensure that any new related party transactions are identified, reviewed, and reported where appropriate. We have also assigned a member of our accounting department having knowledge of the relevant disclosure standards the responsibility for monitoring transactions on an ongoing basis to identify any related party transactions.

11.	We have implemented a procedure to review intercompany accounts on a regular basis to identify appropriate intercompany eliminations.

12.	We have implemented additional manual controls to properly account for billings to customers for damage they cause to our equipment and the costs associated with these repairs. In addition, we are hiring additional personnel that will focus on the timely recognition of impairment related to chassis.

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

          We carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004 pursuant to SEC Rules 13a-15 and 15d-15 under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, except for the internal control deficiencies as described herein and taking into account the efforts to address those deficiencies described herein, as of the evaluation date, our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that information we must disclose in reports filed with the SEC is properly recorded, processed, and summarized, and then reported within the time periods specified in the rules and forms of the SEC.

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

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings

Stockholder Litigation

          In February 2004 and March 2004, several lawsuits were filed in the United States District Court for the District of New Jersey, by purchasers of the Company's common stock naming Interpool and certain of our present and former executive officers and directors as defendants. The complaints allege violations of the federal securities laws relating to our reported consolidated financial statements for the years ended December 31, 2000 and 2001 and the nine months ended September 30, 2002, which we announced in March 2003 would require restatement. Each of the complaints purports to be a class action brought on behalf of persons who purchased our securities during a specified period. On September 7, 2004, the lawsuits, which seek unspecified amounts of compensatory damages and costs and expenses, including legal fees, have been consolidated into a single action with lead plaintiffs and lead counsel having been appointed. We intend to vigorously defend this lawsuit, but are unable at this time to ascertain the impact this litigation may have on our financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 10:	Material Contracts

(53)	Securities Purchase Agreement dated as of September 14, 2004 among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Master Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated herein by reference to the Company's Report of Form 8-K, filed on September 15, 2004).

(54)	Indenture dated as of September 14, 2004, between the Company and US Bank, as trustee (incorporated herein by reference to the Company's Report of Form 8-K, filed on September 15, 2004).

(55)	Warrant Agreement dated as of September 14, 2004, between the Company and US Bank, as warrant agent (incorporated herein by reference to the Company's Report of Form 8-K, filed on September 15, 2004).

(56)	Notes Registration Rights Agreement dated as of September 14, 2004 between the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Master Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated herein by reference to the Company's Report of Form 8-K, filed on September 15, 2004).

(57)	Investor Rights Agreement dated as of September 14, 2004 between the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Master Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated herein by reference to the Company's Report of Form 8-K, filed on September 15, 2004).

Exhibit 99:	Press Releases dated:

(1) 01/13/04	Interpool Files Form 10-K for 2002 with Securities and Exchange Commission, Including Restatement of 2000 and 2001 Financials. Company to Request New York Stock Exchange to Resume Trading of Common Stock

(2) 03/04/04	Interpool Completes, Files 2003 Form 10-Q with Securities and Exchange Commission. Company Confirms Appointment of James Walsh as Chief Financial Officer, Richard Gross Assumes Role as Chief Operating Officer of Container Division.

(3) 03/12/04	Interpool Completes $80 Million in New Secured Financing. Proceeds Used to Pay for Container Equipment Purchases, Refinance an Existing Loan, and General Corporate Purposes.

(4) 03/18/04	Interpool, Inc. to Pay Cash Dividend on Common Stock

(5) 03/23/04	Interpool Planning to Reapply for NYSE Listing After SEC Filings Are Current

(6) 03/31/04	Interpool Files June 2003 Form 10-Q with Securities and Exchange Commission

(b)	Reports on Form 8-K: None.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 8, 2004	INTERPOOL, INC. By /s/ Martin Tuchman Martin Tuchman Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Director (Principal Executive Officer)

Dated: October 8, 2004	By /s/ James F. Walsh James F. Walsh Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Filed with Interpool, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004

10.53	—	Securities Purchase Agreement dated as of September 14, 2004 among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Master Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated herein by reference to the Company’s Report of Form 8-K, filed on September 15, 2004).

10.54	—	Indenture dated as of September 14, 2004, between the Company and US Bank, as trustee (incorporated herein by reference to the Company’s Report of Form 8-K, filed on September 15, 2004).

10.55	—	Warrant Agreement dated as of September 14, 2004, between the Company and US Bank, as warrant agent (incorporated herein by reference to the Company’s Report of Form 8-K, filed on September 15, 2004).

10.56	—	Notes Registration Rights Agreement dated as of September 14, 2004 between the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Master Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated herein by reference to the Company’s Report of Form 8-K, filed on September 15, 2004).

10.57	—	Investor Rights Agreement dated as of September 14, 2004 between the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Master Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated herein by reference to the Company’s Report of Form 8-K, filed on September 15, 2004).

31.1	—	Certification of Martin Tuchman.

31.2	—	Certification of James F. Walsh.

32.1	—	Certification of Martin Tuchman.

32.2	—	Certification of James F. Walsh.

99.1	—	Press Release dated January 13, 2004.

99.2	—	Press Release dated March 4, 2004.

99.3	—	Press Release dated March 12, 2004.

99.4	—	Press Release dated March 18, 2004.

99.5	—	Press Release dated March 23, 2004.

99.6	—	Press Release dated March 31, 2004.