Form 10-Q
period 2004-06-30
INTERPOOL INC
filed 2004-11-12
CIK 898777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2004

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

As of October 25, 2004, there were 27,378,846 shares of common stock, $.001 par value outstanding.

INTERPOOL, INC. AND SUBSIDIARIES

INDEX

Page No.

Part I - Financial Information--Interpool, Inc. and Subsidiaries	1

Item 1: Financial Statements	1

Unaudited Condensed Consolidated Balance Sheets--June 30, 2004 and December 31, 2003	3

Unaudited Condensed Consolidated Statements of Income for the Three Months Ended June 3, 2004 and 2004 (Restated)	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003 (Restated)	5

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity at January 1, 2004 and the Six Months Ended June 30, 2004	6

Notes to Condensed Consolidated Financial Statements	7

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3: Quantitative and Qualitative Disclosures About Market Risk	46

Item 4: Controls and Procedures	48

Part II - Other Information	53

Item 1: Legal Proceedings	53

Item 6. Exhibits and Reports on Form 8-K	53

Signatures	54

Exhibits	55

Certifications	56

PART I - FINANCIAL INFORMATION
INTERPOOL, INC. AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

           The Condensed Consolidated Financial Statements as of June 30, 2004 (unaudited) and December 31, 2003 and for the three and six months ended June 30, 2004 (unaudited) and 2003 (unaudited) (the “Condensed Consolidated Financial Statements”) of Interpool, Inc. and Subsidiaries (the “Company” or the “Registrant”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s December 31, 2003 Annual Report on Form 10-K (the “2003 Form 10-K”). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

           As discussed in the Company’s 2003 Form 10-K, the Company has restated its financial statements for the first three quarters of 2003. The Company concluded that this restatement was necessary while preparing for its 2003 annual audit in July 2004. For further information regarding this restatement, see Note 2 to the Condensed Consolidated Financial Statements. All financial information for the three and six months ended June 30, 2003 included in this Quarterly Report on Form 10-Q gives effect to the restatement.

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

                                                  INTERPOOL, INC. AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (dollars in thousands, except share and per share amounts)
                                                            (Unaudited)

                                                                                                       June 30,       December 31,
                                                                                                       --------       ------------
                                                                                                         2004             2003
                                                                                                       --------       ------------

ASSETS

CASH AND CASH EQUIVALENTS                                                                               $158,207         $141,019
MARKETABLE SECURITIES, available for sale at fair value                                                       24               24
ACCOUNTS RECEIVABLE, less allowance of $15,212 and $16,358, respectively                                  65,667           69,055
NET INVESTMENT IN DIRECT FINANCING LEASES                                                                382,860          426,815
OTHER RECEIVABLES, net                                                                                    12,962           25,485
LEASING  EQUIPMENT,  net of accumulated  depreciation  and  amortization of $525,776 and $521,874,
     respectively                                                                                      1,613,628        1,635,893
OTHER ASSETS                                                                                              68,165           73,922
                                                                                                       ----------       ----------
TOTAL ASSETS                                                                                          $2,301,513       $2,372,213
                                                                                                       ==========       ==========

LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                                   $125,542         $198,062
INCOME  TAXES                                                                                             48,345           37,739
DEFERRED INCOME                                                                                            2,417            2,704
DEBT AND CAPITAL LEASE OBLIGATIONS
     Due within one year                                                                                 225,636          219,192
     Due after one year                                                                                1,444,664        1,496,495
                                                                                                       ----------       ----------
         TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS                                                      1,670,300        1,715,687
TOTAL LIABILITIES                                                                                     $1,846,604       $1,954,192
                                                                                                       ----------       ----------
MINORITY INTEREST IN EQUITY OF SUBSIDIARIES                                                               36,101           35,184
COMMITMENTS AND CONTINGENCIES                                                                          ----------       ----------
STOCKHOLDERS’ EQUITY

Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued                                 ---             ---
Common stock, par value $.001 per share; 100,000,000 shares authorized,
     27,604,746 issued at June 30, 2004 and 27,602,452 issued at December 31, 2003                            28               28
     Additional paid-in capital                                                                          127,892          128,538
     Unamortized deferred compensation-stock grants                                                         (597)          (1,184)
     Treasury stock, at cost, 225,900 shares at June 30, 2004 and December 31, 2003                       (2,229)          (2,229)
     Retained earnings                                                                                   298,903          272,012
     Accumulated other comprehensive loss                                                                 (5,189)         (14,328)
                                                                                                       ----------       ----------
TOTAL STOCKHOLDERS' EQUITY                                                                               418,808          382,837
                                                                                                       ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                            $2,301,513       $2,372,213
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

                                               INTERPOOL, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (dollars in thousands, except share and per share amounts)
                                                         (unaudited)

                                                                        Three Months Ended             Six Months Ended
                                                                             June 30,                      June 30,

                                                                           2004           2003          2004           2003
                                                                          ------         ------        ------         ------
                                                                                       (Restated)                   (Restated)

REVENUES,  including income  recognized on direct financing leases       $96,225        $91,399      $191,628       $181,364
    of $10,504, $11,657, $21,363 and $22,633, respectively               --------       --------     ---------      ---------

COSTS AND EXPENSES:
  Lease operating and administrative expenses                             31,134         26,696        59,939         53,126
  Provision for doubtful accounts                                            492            359         1,104          2,138
  Fair value adjustment for derivative instruments                          (849)          (231)       (1,035)          (381)
  Depreciation and amortization of leasing equipment                      22,679         22,104        45,551         44,480
  Impairment of leasing equipment                                          1,439          3,139         3,413          5,363
  (Income)/losses  for investments  accounted for under the equity
  method                                                                    (199)           558          (384)           610
  Gain on settled insurance litigation                                    (6,267)           ---        (6,267)           ---
  Other income, net                                                       (3,961)          (888)       (4,661)        (2,103)
  Interest expense                                                        26,290         26,050        54,671         51,438
  Interest income                                                           (495)        (1,221)       (1,189)        (2,250)
                                                                          -------        -------      --------       --------
                                                                          70,263         76,566       151,142        152,421
                                                                          -------        -------      --------       --------

Income before minority  interest  expense and provision for income
  taxes                                                                   25,962         14,833        40,486         28,943

MINORITY INTEREST EXPENSE, NET                                            (1,944)          (526)       (2,803)          (922)
                                                                          -------        -------      --------       --------
Income before provision for income taxes                                  24,018         14,307        37,683         28,021
PROVISION FOR INCOME TAXES                                                 4,394          1,971         6,935          3,916
                                                                          -------        -------      --------       --------
NET INCOME                                                               $19,624        $12,336       $30,748        $24,105
                                                                         ========       ========      ========       ========

NET INCOME PER SHARE:
     Basic                                                                 $0.72          $0.45         $1.12          $0.88
                                                                          =======        =======       =======        =======
     Diluted                                                               $0.66          $0.42         $1.04          $0.83
                                                                          =======        =======       =======        =======
WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
     Basic                                                                27,379         27,354        27,378         27,354
                                                                          =======        =======       =======        =======
     Diluted                                                              30,575         30,449        30,421         30,273
                                                                          =======        =======       =======        =======

     The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                                             INTERPOOL, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (dollars in thousands)
                                                        (unaudited)
                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                                    2004           2003
                                                                                                    ----           -----
                                                                                                                (Restated)
                                                                                                                ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                                          $30,748       $24,105
Adjustments to reconcile net income to net cash provided by operating activities --
   Depreciation and amortization                                                                     46,905        44,607
    Impairment of leasing equipment                                                                   3,413         5,363
    Restricted stock grant expense                                                                       42           122
    Gain on settled insurance litigation                                                             (6,267)          ---
   Gain on sale of leasing equipment                                                                 (4,305)       (1,090)
   Loss on sale of marketable securities                                                                ---            26
   Provision for doubtful accounts                                                                    1,104         2,138
   Fair value adjustment for derivative instruments                                                  (1,035)         (381)
   (Income)/loss on investment accounted for under the equity method                                   (384)          610
   Other, net                                                                                        21,956       (10,254)
                                                                                                    --------      --------
         Net cash provided by operating activities                                                   92,177        65,246
                                                                                                    --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of leasing equipment                                                                    (56,031)      (84,124)
Proceeds from dispositions of leasing equipment                                                      15,299         8,903
Purchase of leasing equipment for resale                                                            (34,240)      (14,223)
Proceeds from disposal of leasing equipment for resale                                               38,004        15,540
Investment in direct financing leases                                                               (34,293)      (71,521)
Cash collections on direct financing leases                                                          44,563        36,506
Purchase of marketable securities                                                                       ---           (10)
Proceeds from minority interest in subsidiary                                                           ---           500
Sales and matured marketable securities and other investing activities                                  ---         1,468
                                                                                                    --------      --------
         Net cash used for investing activities                                                     (26,698)     (106,961)
                                                                                                    --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of debt                                                                       95,218       128,104
Payment of long-term debt and capital lease obligations                                            (118,748)      (80,967)
Borrowings of revolving credit lines                                                                  4,500        64,000
Repayment of revolving credit lines                                                                 (26,357)      (17,100)
Dividends paid                                                                                       (2,904)       (2,993)
                                                                                                    --------      --------
        Net cash (used for) provided by financing activities                                        (48,291)       91,044
                                                                                                    --------      --------
Net increase in cash and cash equivalents                                                            17,188        49,329
CASH AND CASH EQUIVALENTS, beginning of period                                                      141,019       170,613
                                                                                                    --------      --------
CASH AND CASH EQUIVALENTS, end of period                                                           $158,207      $219,942
                                                                                                    ========      ========
Cash paid for interest                                                                              $54,389       $51,421
                                                                                                    ========      ========
Cash paid for taxes                                                                                 $   435       $   816
                                                                                                    ========      ========

Supplemental disclosure of
non-cash investing activities:

Direct financing leases financed through capital lease obligations                                     $---        $4,397
                                                                                                    ========      ========
Transfers from leasing equipment to direct financing leases                                          $5,504       $14,306
                                                                                                    ========      ========
Transfers from direct financing leases to leasing equipment                                          $6,970        $3,158
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

                                                      INTERPOOL, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        AT DECEMBER 31, 2003 AND THE SIX MONTHS ENDED JUNE 30, 2004
                                                     (dollars and shares in thousands)
                                                                (unaudited)

                                   Common Stock                                                    Acum.
                                   ------------                                                    Other
                                                    Additional  Unamortized                        Comp.               Total Share-
                                 Outstanding  Par    Paid-in      Deferred    Treasury  Retained   Income                 holder's
                                  Shares     Value   Capital    Compensation   Stock    Earnings    (Loss)   Comp-Income    Equity
                                  -----      -----   -------    ------------  --------  --------   -------   ----------- ----------

BALANCE, January 1, 2004         27,377         28   128,538       (1,184)    (2,229)    272,012   (14,328)                 382,837

Net income                          ---        ---       ---          ---        ---      30,748      ---       30,748       30,748

Other comprehensive income          ---        ---       ---          ---        ---        ---     9,139        9,139        9,139
                                                                                                                 ------
Comprehensive income                                                                                            39,887
                                                                                                                =======
Restricted stock award                2        ---       371         (371)       ---        ---       ---                       ---

Amortization of restricted
stock award                         ---        ---       ---           42        ---        ---       ---                        42

Forfeitures restricted stock
award                               ---        ---    (1,017)         916        ---        ---       ---                      (101)

Cash dividends declared:

  Common stock, $0.125 per
  share                             ---        ---       ---          ---        ---      (3,857)     ---                    (3,857)
                                    ----       ----      ---          ---        ---      -------     ---                    -------

BALANCE, June 30, 2004           27,379        $28   $127,892       $(597)    $(2,229)  $298,903   $(5,189)               $ 418,808
                                 =======       ====  =========      ======    ========  ========   ========               ==========

           The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

Note 1 - Nature of Operations and Accounting Policies

A. Basis of Presentation

           The Condensed Consolidated Financial Statements of Interpool, Inc. and Subsidiaries (the “Company”) as of June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003 (the “Condensed Consolidated Financial Statements”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company has made certain reclassifications to prior balances to conform to the current year presentation. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s December 31, 2003 Annual Report on Form 10-K (the “2003 Form 10-K”). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

           As discussed in the Company’s 2003 Form 10-K, the Company has restated its financial statements for the first three quarters of 2003. The Company concluded that this restatement was necessary while preparing for its 2003 annual audit in July 2004. For further information regarding this restatement, see Note 2 to the Condensed Consolidated Financial Statements. All financial information for the three and six months ended June 30, 2003 included in this Quarterly Report on Form 10-Q gives effect to the restatement.

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

B. Nature of Operations

           The Company and its subsidiaries conduct business principally in a single industry segment, the leasing of intermodal dry freight standard containers, chassis and other transportation related equipment. Within this single industry segment, the Company has two reportable segments: container leasing and domestic intermodal equipment leasing. The container-leasing segment specializes primarily in the leasing of intermodal dry freight standard containers, while the domestic intermodal equipment segment specializes primarily in the leasing of intermodal container chassis. The Company leases its containers principally to international container shipping lines located throughout the world. The customers for the Company’s chassis are a large number of domestic companies, many of which are domestic subsidiaries or branches of international shipping lines, as well as major U.S. railroads and independent truckers. Equipment is purchased directly or acquired through conditional sales contracts and lease agreements, many of which qualify as capital leases.

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

           The Company previously had operations in a third reportable segment that specialized in leasing microcomputers and related equipment. The computer-leasing segment consisted of two majority owned subsidiaries, Microtech Leasing Corporation (“Microtech”) and Personal Computer Rental Corporation (“PCR”). During the third quarter of 2001, the Company adopted a plan to exit this segment that included i) acquiring the remaining ownership interest in Microtech and terminating its operations, and ii) selling the Company’s ownership interest in PCR. The Company liquidated the assets of Microtech as of March 31, 2004. PCR ceased active operations and began to liquidate in 2003. At March 31, 2004, all of the assets of PCR were liquidated.

C. Basis of Consolidation

           The Company’s Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States. The Consolidated Financial Statements include the accounts of the Company and subsidiaries which are more than 50% owned or otherwise controlled by the Company. All significant intercompany transactions have been eliminated in consolidation. Minority interest in equity of subsidiaries represents the minority stockholders’ proportionate share of the equity in the income/(losses) of the subsidiaries.

           In connection with certain investments in which the Company does not own a majority interest or otherwise control, or have the ability to exercise significant influence over the investee, these investments are accounted for using the equity method of accounting. The Company’s investment in its equity method investees is included in other assets on the accompanying Condensed Consolidated Balance Sheets.

D. Net Income Per Share

           Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period (which is net of treasury shares). Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options and the un-vested portion of restricted stock grants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price for the period. Stock options that do not have a dilutive effect (because the exercise price is above the market price) are not included in the diluted income per share. For the three and six months ended June 30, 2004 and 2003, all stock options to acquire common shares are dilutive. Unvested restricted stock grants were dilutive for the three and six months ended June 30, 2004 but did not have a dilutive effect to earnings per share (“EPS”) for the same periods in 2003. The convertible redeemable subordinated debentures issued by the Company in December 2002, January 2003 and February 2003 were dilutive for the three and six months ended June 30, 2004 and 2003.

           A reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

                                                              Three Months                  Six Months
                                                                  Ended                        Ended
                                                                June 30,                     June 30,
                                                                --------                     --------

                                                           2004          2003           2004           2003
                                                           ----          ----           ----           ----
                                                                      (Restated)                    (Restated)
                                                                      ----------                    ----------

Numerator
      Net Income - Basic EPS                              $19,624       $12,336        $30,748       $24,105
      Interest expense on convertible debentures,
      net of tax of $344, 344, 688 and 644,
      respectively                                            516           516          1,032           967
                                                          -------       -------        -------       -------
      Net Income - Diluted EPS                            $20,140       $12,852        $31,780       $25,072
                                                          =======       =======        =======       =======
Denominator
      Weighted average common shares
      outstanding-Basic                                    27,379        27,354         27,378        27,354
      Dilutive stock options                                1,704         1,608          1,552         1,487
      Dilutive convertible debentures                       1,487         1,487          1,487         1,432
      Dilutive restricted stock grants                          5           ---              4           ---
      Weighted average common shares                            -           ---              -           ---
      outstanding-Diluted                                  30,575        30,449         30,421        30,273
                                                           ======        ======         ======        ======
Earnings per common share
      Basic                                                 $0.72         $0.45          $1.12         $0.88
                                                            =====         =====          =====         =====
      Diluted                                               $0.66         $0.42          $1.04         $0.83
                                                            =====         =====          =====         =====

E. Comprehensive Income

           Comprehensive income consists of net income or loss for the current period and gains or losses that have been previously excluded from the income statement and were only reported as a component of equity.

           The tax effect of other comprehensive income/(loss) is as follows:

                                                                               Before Tax         Tax          Net of
Six Months Ended June 30, 2004                                                   Amount          Effect      Tax Amount
                                                                               ----------        ------      -----------
Unrealized holding gains/(losses) arising during the period:
Cumulative foreign currency translation adjustment                                    $5             $(2)          $3
Swap agreements                                                                   15,291          (6,155)       9,136
                                                                                ---------       ---------     --------
                                                                                 $15,296         $(6,157)      $9,139
                                                                                =========       =========     ========

                                                                               Before Tax         Tax          Net of
Six Months Ended June 30, 2003                                                   Amount          Effect      Tax Amount
                                                                               ----------        ------      -----------
Unrealized holding gains arising during the period:
Marketable securities (1)                                                           $37           $(13)            $24
Other investment securities                                                           8             (3)              5
Swap agreements                                                                  (4,653)         1,463          (3,190)
                                                                               ---------       --------       ---------
                                                                                $(4,608)        $1,447         $(3,161)
                                                                               =========       ========       =========

(1)  Amounts are net of losses on sales of marketable securities of $26
     (before income tax effect of $1) recognized in the income statement.

The components of accumulated other comprehensive loss, net of taxes, are as follows:

                                                                      June 30, 2004              December 31, 2003
                                                                      --------------             ------------------
Cumulative foreign currency translation adjustment                      $     6                     $      3
Swap agreements                                                          (5,195)                     (14,331)
                                                                      ----------                    ---------
                                                                        $(5,189)                    $(14,328)
                                                                      ==========                    =========

F. Stock-Based Compensation

           Stock option plans are accounted for in accordance with SFAS No. 148, Accounting for Stock-Based Compensation (“SFAS 148”). This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), which allows for the retention of principles within Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). As permitted by the Statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. To date, all options were granted with exercise price equal to the market price of the Company’s Stock at Grant Date. Options issued with an exercise price below the fair value of the Company’s common stock on the date of grant will be accounted for as compensatory options. For compensatory options, the difference between the exercise price and the fair value of the Company’s common stock will be charged to expense over the shorter of the vesting or service period. Options issued at fair value are non-compensatory.

           The following table illustrates the effect on net income and earnings per share had the fair value method of accounting been applied to the Company’s stock compensation plans.

                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                           June 30,
                                                              ---------                           ---------
                                                       2004            2003              2004            2003
                                                      -----            ----              ----            -----
                                                                      Restated                          Restated
                                                                      --------                          --------
Net income, as reported                              $19,624           $12,336          $30,748         $24,105
Add:  Stock based employee compensation expense
included in net income, net of related tax
effects                                                   13                46               27              92
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects               (21)              (72)             (43)           (146)
                                                         ---               ---              ---            -----
Pro forma net income                                 $19,616           $12,310          $30,732         $24,051
                                                     =======           =======          =======         ========
Earnings per share:
Basic-as reported                                      $0.72             $0.45            $1.12           $0.88
                                                     =======           =======          =======         ========
Basic-pro forma                                        $0.72             $0.45            $1.12           $0.88
                                                     =======           =======          =======         ========
Diluted-as reported                                    $0.66             $0.42            $1.04           $0.83
                                                     =======           =======          =======         ========
Diluted-pro forma                                      $0.66             $0.42            $1.04           $0.83
                                                     =======           =======          =======         ========

           This pro forma impact takes into account all options granted under the plan. No options were granted by the Company in 2004 or 2003.

           On January 2, 2004, under the Company’s Deferred Bonus Plan, the Company granted to eligible employees 27,259 shares of restricted stock that had a fair value of $13.60 per share at the grant date. The number of shares of restricted stock awarded was calculated by dividing the dollar value of the stock portion of the bonus by the average stock price for the last 10 trading days ending on December 31 of the grant year. Additional restricted stock was awarded based on the vesting period selected by the employee. If the five-year vesting period was selected, the shares awarded were increased by 10%. If the ten-year vesting period was selected, the shares awarded were increased by 30%. These grants cliff vest in equal installments upon continued service over either the five or ten year period elected by the employee. At the date of grant, $371 of deferred compensation was credited to paid-in capital with an offset to unamortized deferred compensation–stock grant in the equity section of the Condensed Consolidated Balance Sheet. Compensation cost is recognized ratably over the vesting periods during which the related employee service is rendered. During the first quarter of 2004, our Chief Executive Officer elected to voluntarily relinquish his entire 2002 bonus. This resulted in the forfeiture of 60,407 unvested shares of restricted stock valued at $1,017. This forfeiture resulted in the reversal of $916 of previously recorded unamortized deferred compensation expense, as well as the reversal of previously recorded compensation expense of $101. Excluding the reversal of previously recorded compensation expense related to this forfeiture, compensation expense for the three and six months ended June 30, 2004 was $21 and $43, respectively. Compensation expense for the three and six months ended June 30, 2003 was $60 and $121, respectively. The unamortized deferred compensation remaining in stockholders equity was $597 at June 30, 2004. In September 2004, the Board of Directors terminated the Deferred Bonus Plan. All stock previously issued under this Plan will continue to be subject to the terms of the Plan. However, future bonuses will not be subject to the terms of the Deferred Bonus Plan.

G. Credit Risk

           At June 30, 2004, approximately 48% (47% at December 31, 2003) of accounts receivable and 71% (71% at December 31, 2003) of the net investment in direct financing leases were from customers outside of the United States.

           During the six months ended June 30, 2004, the Company’s top 25 customers represented approximately 75% of its consolidated billings, with no single customer accounting for more than 7.7%. For the same period in the prior year, the Company’s top 25 customers represented approximately 73% of its consolidated billings with no single customer accounting for more than 8.0%.

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

Note 2 - Restatement of Previously Issued Financial Statements

           During its 2003 year-end closing procedures, the Company identified a number of deficiencies in the internal controls over accounting and reporting for certain transactions. As a result, the Company restated the Condensed Consolidated Financial Statements for the unaudited interim periods for the first three quarters in 2003. The Company determined that the effect of these deficiencies in internal controls on years ended prior to January 1, 2003 was not material. The restated financial statements for the three and six months ended June 30, 2003 are included in these Condensed Consolidated Financial Statements.

           The following tables set forth the effects of the restatement adjustments on income before taxes, net income and the basic and diluted earnings per share for the three and six months ended June 30, 2003. The restatement adjustments are discussed in the “Description of Restatement Items” section following the tables below.

                                                           Three Months Ended June 30, 2003 (unaudited)
                                                           --------------------------------------------
                                                                                       Net Income
                                                                           Net         Per Share      Net Income Per
                                               Income before taxes       Income         (Basic)      Share (Diluted)
                                               ------------------        ------       ------------   ----------------

Previously Reported                                    $12,508           $11,172          $0.41             $0.38

Rebill equipment repairs                                 1,560               936           0.03              0.03
Chassis impairment                                         (40)              (24)          ---                ---
Lease accounting                                           231               223           0.01              0.01
Other                                                       48                29           ---                ---
                                              ----------------------- -------------- --------------- -----------------
Net restatements                                         1,799             1,164           0.04              0.04
                                              ----------------------- -------------- --------------- -----------------

                                              ----------------------- -------------- --------------- -----------------
As restated                                            $14,307           $12,336          $0.45             $0.42
                                              ======================= ============== =============== =================

                                                           Three Months Ended June 30, 2003 (unaudited)
                                                           --------------------------------------------
                                                                                       Net Income
                                                                           Net         Per Share      Net Income Per
                                               Income before taxes       Income         (Basic)      Share (Diluted)
                                               ------------------        ------       ------------   ----------------

Previously Reported                                    $25,219           $22,048          $0.81             $0.76

Rebill equipment repairs                                 2,686             1,612           0.06              0.06
Chassis impairment                                      (1,012)             (607)         (0.02)            (0.02)
Lease accounting                                         1,029               993           0.03              0.03
Other                                                       99                59           ---                ---
                                              ----------------------- -------------- --------------- -----------------
Net restatements                                         2,802             2,057           0.07              0.07
                                              ----------------------- -------------- --------------- -----------------

                                              ----------------------- -------------- --------------- -----------------
As restated                                            $28,021           $24,105          $0.88             $0.83
                                              ======================= ============== =============== =================

Description of Restatement Items

Rebill Equipment Repairs

           In certain instances, the accounting for damaged equipment at the end of an operating lease was not performed properly. The amounts due from customers for these damages are not recorded in revenue when invoiced; rather, they are used to establish a liability to cover the repair of the equipment. In many cases, these liabilities were not being reversed when payment was made for the repaired equipment. In addition, in some cases, the liability was not being reversed when the equipment was sold or remanufactured.

Chassis Impairment

           The Company has a program of remanufacturing chassis when they near the end of their useful life or if the equipment is impaired in its present condition. In certain cases, the impairment of these chassis was not recognized on a timely basis.

Lease Accounting

           As noted in the Company’s Form 10-K for the year ended December 31, 2003, the lease accounting system used to account for direct financing leases was inadequate in providing the necessary data for the amortization of the leases and the recognition of revenue. As a result, the Company continues to perform manual calculations for all financing leases until the new finance lease system is implemented. A number of these manual calculations were not initially performed correctly during the nine months ended September 30, 2003, and were subsequently corrected during the fourth quarter of 2003. The Company has purchased and is in the process of implementing its new finance lease system to handle the accounting for these leases.

Other

           The Company made other adjustments to previously recorded estimates. These adjustments were individually not material and increased pretax income by $48 and $99 for the three and six months ended June 30, 2003.

Income Tax Expense

           The change in the provision for income taxes due to the correction of the errors described above increased the provision for income taxes by $635 and $745 for the three and six months ended June 30, 2003.

Note 3 - Debt and Capital Lease Obligations

           The following table summarizes the Company’s debt and capital lease obligations as of June 30, 2004 and December 31, 2003:

                                                                            June 30, 2004        December 31, 2003
                                                                            -------------        ------------------
Capital lease obligations payable in varying amounts through 2018            $279,082              $325,258
Chassis Securitization Facility, interest at 5.47% and 5.59% at June
  30, 2004 and December 31, 2003, respectively
      Warehouse facility                                                       25,490                25,490
      Debt obligation                                                          69,718                86,413
      Capital lease obligation                                                401,654               404,674
Revolving credit facility, interest rate at 3.38% and 3.09% at June
  30, 2004 and December 31, 2003, respectively                                174,638               193,495
Revolving credit facility CAI, interest rate at 3.36% and 3.37% at
  June 30, 2004 and December 31, 2003, respectively                            84,000                87,000
Container securitization facility, interest at 6.36% and 6.5% at June
  30, 2004 and December 31, 2003, respectively                                 49,441                76,564
7.35% Notes due 2007 (unsecured)                                              147,000               147,000
7.20% Notes due 2007 (unsecured)                                               62,825                62,825
9.25% Convertible redeemable subordinated debentures, mandatory
  redemption 2022 (unsecured)                                                  37,182                37,182
9.875% Preferred capital securities due 2027 (unsecured)                       75,000                75,000
Notes and loans payable with various rates ranging from 3.11% to 9.77%
  and maturities from 2004 to 2010                                            264,270               194,786
                                                                            ---------             ---------
Total Debt and Capital Lease Obligations                                    1,670,300             1,715,687
                                                                            ---------             ---------
   Less Current Maturities                                                    225,636               219,192
Total Non-Current Debt and Capital Lease Obligations                       $1,444,664            $1,496,495
                                                                           ==========            ==========

           Debt Modifications: In January and February 2004, in connection with obtaining necessary amendments under the revolving credit facility due to the late filing of the Company’s periodic reports with the SEC and the restatement of its past financial statements, the Company agreed, among other things, to reduce advance rates under this revolving facility, to add several events of default, to increase the interest rate margin, and to maintain specified levels of unrestricted cash and cash equivalents until delinquent SEC filings are made. Subsequent to January 9, 2004 (the date the Company filed its 2002 Form 10-K), the Company was obligated to maintain unrestricted cash and cash equivalents of at least $60,000 at all times and at least $67,500 as of the last business day of the month until completion and filing of all delayed financial statements for 2003 and 2004. This minimum cash requirement was also adopted in the waivers of the container securitization and one other loan agreement. In conjunction with the waiver received during February 2004, the Company replaced its annual amortization payment with monthly amortization payments under its revolving credit facility beginning in March 2004. The related minimum cash requirement was subsequently reduced dollar-for-dollar with the amortization payments. At June 30, 2004 the minimum cash requirement was $50,000. The revolving credit facility was repaid in full on November 1, 2004 and replaced by a facility with another lender. See Note 7 – Subsequent Events – Financing Activities. The requirement to maintain certain levels of unrestricted cash was eliminated for all facilities when the revolving credit facility and one other facility were repaid in full during November, 2004.

           As a result of adopting SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the Company is required in 2004 to classify its outstanding Preferred Capital Securities issued in 1997 within the debt section on the face of the Condensed Consolidated Balance Sheet. Previously, these instruments were classified separately with the caption “Company-Obligated Mandatorily Redeemable Preferred Securities in Subsidiary Grantor Trusts.” There was no modification of the terms of the Preferred Capital Securities and no impact on net income upon adoption. In connection with this change, the Company has negotiated amendments to its debt agreements that allow these securities to be treated as they have been in the past for purposes of calculating compliance with loan covenants. At the date of this report, the Company has received all necessary amendments to be in full compliance with its loan covenants.

           In connection with waivers previously received from its lenders, the Company has agreed to complete its 2004 periodic Form 10-Q filings with the SEC on or before December 31, 2004. The Company has also received permanent waivers from certain of its financial institutions with respect to key-man and certain other provisions.

           New Financings: During the six months ended June 30, 2004, the Company entered into new financing arrangements totaling $120,218 of which $95,218 was utilized. The new debt utilized during the six months ended June 30, 2004 consisted of notes and loans with installments payable in varying amounts through 2008 and various interest rates ranging from 3.78% to 7.53%. One commitment for $25,000 was not utilized at June 30, 2004. This commitment will be open until March 31, 2005, after which any unfunded amount will expire. Amounts funded under this facility will be amortized over sixty months to a final balloon payment of 20%. The interest rate is LIBOR plus 250 basis points.

           Covenants: Under the Company’s revolving credit facility (paid in full November 1, 2004) and most of its other debt instruments in effect at June 30, 2004, the Company was required to maintain covenants (as defined) for tangible net worth (a maximum of $250,000), a fixed charge coverage ratio of 1.5 to 1 and a funded debt to net worth ratio (as defined in the agreement, which is stockholders’ equity plus preferred capital securities, less goodwill) of 4.0 to 1. A financing facility entered into in March 2004, and subsequently amended and expanded on November 1, 2004, includes a requirement that the Company maintain a tangible net worth of at least $300,000 (as defined in the agreement). This facility also has a fixed charge coverage ratio of 1.5 to 1 and a funded debt to tangible net worth ratio of 4.0 to 1. At June 30, 2004 the Company was in compliance with these covenants as amended.

           Deferral of Dividend Payment to Board Members: In connection with the Company’s delayed SEC filings and the receipt of waivers from its lenders necessitated by the delayed filings beginning in January 2004, the members of the Company’s Board of Directors and certain of its affiliates who own shares of the Company’s common stock have agreed to defer their receipt of any dividend payments, including those the Company may declare in the future, until the Company is in compliance with all SEC filing requirements. As of June 30, 2004 recorded dividend payments in the amount of $2,616 have been deferred and are included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheet. As of November 1, 2004 the amount of this deferral is $3,488.

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

           The Company previously had operations in a third reportable segment that specialized in leasing microcomputers and related equipment. The computer leasing segment consisted of two subsidiaries, Microtech and PCR. During the third quarter of 2001, the Company adopted a plan to exit this segment. The Company liquidated the assets of Microtech as of March 31, 2004. PCR ceased active operations and began to liquidate in the first quarter of 2003. At March 31, 2004, all of the assets of PCR were liquidated.

           The accounting policies of the segments are the same as those described in Note 1. The Company evaluates performance based on profit or loss before income taxes. The Company’s reportable segments are strategic business units that offer different products and services.

       Segment Information
       --------------------
                                                                           Domestic          Computer
                                                           Container      Intermodal          Leasing
            Six Months Ended June 30, 2004:                 Leasing       Equipment          Equipment      Totals
            -------------------------------                ---------      ---------         ----------     --------
Revenues                                                      $89,759        $101,869           $---       $191,628
Lease operating, administrative and other expenses             20,411          39,597            ---         60,008
Depreciation and amortization                                  29,206          16,345            ---         45,551
 Impairment of leasing equipment                                1,266           2,147            ---          3,413
 Gain on settled insurance litigation                          (3,781)         (2,486)           ---         (6,267)
 Other (income)/expense, net and minority interest             (2,547)            689            ---         (1,858)
Income for investments under equity method                        ---            (384)           ---           (384)
Interest income                                                  (714)           (472)            (3)        (1,189)
Interest expense                                               17,773          36,898            ---         54,671
Income before taxes                                            28,145           9,535              3         37,683
Net investment in DFL's                                       294,840          88,020            ---        382,860
Leasing equipment, net                                        728,623         885,005            ---      1,613,628
Equipment purchases                                            71,464          18,860            ---         90,324
Total segment assets                                       $1,186,958      $1,114,520            $35     $2,301,513

                                                                           Domestic           Computer
                                                           Container      Intermodal          Leasing
      Six Months Ended June 30, 2003 (Restated):            Leasing       Equipment           Equipment      Totals
      -----------------------------------------            ---------      ---------         ----------     --------

Revenues                                                      $83,830         $97,222           $312       $181,364
Lease operating, administrative and other expenses             19,866          35,188           (171)        54,883
Depreciation and amortization                                  28,722          15,758            ---         44,480
Impairment of leasing equipment                                   996           4,367            ---          5,363
Other (income)/expense, net and minority interest              (1,670)            527            (38)        (1,181)
Loss for investments under equity method                          ---             610            ---            610
Interest income                                                (1,535)           (715)           ---         (2,250)
Interest expense                                               15,265          36,172              1         51,438
Income before taxes                                            22,186           5,315            520         28,021
Net investment in DFL's                                       317,252          95,962            123        413,337
Leasing equipment, net                                        712,501         893,120            ---      1,605,621
Equipment purchases                                           111,235          44,410            ---        155,645
Total segment assets                                       $1,244,666      $1,170,711         $1,913     $2,417,290

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

Geographic Information
----------------------
                                                               Six Months Ended June 30,
                                                               -------------------------
                                                                2004               2003
                                                                ----              -----
                                                                                (Restated)
                                                                                ----------
     REVENUES:
     United States                                            $122,330           $114,271
     International                                              69,298             67,093
                                                              --------           --------
                                                              $191,628           $181,364
                                                              ========           ========
     ASSETS:
     United States                                          $1,307,088         $1,335,021
     International                                             994,425          1,082,269
                                                            ----------         ----------
                                                            $2,301,513         $2,417,290
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

           As of June 30, 2004 and December 31, 2003, included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets is a liability of $19,713 and $34,026, respectively, representing the market value of the Company’s interest rate swap contracts.

           The unrealized pre-tax income on cash flow hedges for the six months ended June 30, 2004 of $15,291 and the related income tax provision of $6,155 have been recorded by the Company as a component of accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets.

           The unrealized pre-tax income on cash flow hedges for the year ended December 31, 2003 of $15,270 and the related income tax provision of $4,700 have been recorded by the Company as a component of accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets.

           Amounts recorded in accumulated other comprehensive income/(loss) would be reclassified into earnings upon termination of these interest rate swap agreements and related debt instruments prior to their contractual maturity. The Company may at its discretion terminate or redesignate any such interest rate swap agreements prior to maturity. At that time any gains or losses on termination would continue to amortize into interest expense or interest income to correspond to the recognition of interest expense or interest income on the hedged debt. If such debt instrument was also terminated, the gain or loss associated with the terminated derivative included in accumulated other comprehensive loss at the time of termination of the debt would be recognized in the Condensed Consolidated Income Statement at that time.

           The Company has recorded in the Condensed Consolidated Statements of Income as fair value adjustment for derivative instruments, pre-tax income of $812 and $1,034 for the three and six month period ended June 30, 2004 resulting from the change in fair value of interest rate swap agreements held which do not qualify as cash flow hedges under SFAS 133. This compares to pre-tax income of $175 and $329 for the three and six month period ended June 30, 2003. Interest rate swap agreements, which qualify as perfect cash flow hedges, have no ineffectiveness and therefore are not reflected in the Condensed Consolidated Statements of Income. Pre-tax income of $37 and $1 for the three and six month period ended June 30, 2004 resulting from interest rate swap agreements which qualify as cash flow hedges, but are not perfectly correlated have associated ineffectiveness and have been recorded in the Condensed Consolidated Statements of Income as fair value adjustment for derivative instruments. This compares to $56 and $52 of pre-tax income for the three and six month period ended June 30, 2003.

           As of June 30, 2004, the Company held 13 interest rate swap agreements with various financial institutions. The aggregate notional balance of the swaps was $494,208 as of June 30, 2004.

Note 6 - Contingencies and Commitments

           At June 30, 2004 commitments for capital expenditures totaled approximately $107,689 with approximately $44,680 committed for 2004. Approximately $21,003 per year is committed for years 2005, 2006 and 2007, respectively.

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

           At June 30, 2004, the following guarantees were issued and outstanding:

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

           Contractual Relationships

           The Company entered into a number of operating leases as lessee during 2000 and 2002 in which it guaranteed a portion of the residual value of the leased equipment to the lessor. These leases have terms that expire between 7 and 10 years. If at the end of the lease term the fair market value of the equipment is below the guaranteed residual value in the agreement, the Company is liable for a percentage of the deficiency. The total of these guarantees is $12,405 of which $8,011 could be due in 4 to 5 years, with the remaining $4,394 potentially due in greater than 5 years. As of June 30, 2004 and December 31, 2003, included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets are liabilities of $166 and $144, respectively, representing the accrual for the estimated exposure under these guarantees.

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

           Standby Letters of Credit

           As of June 30, 2004, CAI, a consolidated subsidiary, had two outstanding letters of credit totaling $6,000, which guarantee its obligations under certain operating lease agreements. These letters of credit expire in May, 2005.

           Guarantee of Unconsolidated Affiliate Debt

           Since 2000, the Company has guaranteed PCR debts due to third parties totaling $5,000. At December 31, 2002, with PCR in liquidation, a determination was made that it was probable that the Company would incur costs related to this guarantee. As a result, the Company recorded a liability for $4,429 representing its guarantee of PCR debts, net of amounts collected related to PCR’s liquidation. This amount is included in accounts payable and accrued expenses in the June 30, 2004 and December 31, 2003 Consolidated Balance Sheets. The $5,000 guarantee was subsequently paid off through a secured financing arrangement completed by the Company in July 2004. For information regarding the satisfaction of this guarantee in July 2004, see Note 7 (Subsequent Events – Financing Activities) to the Condensed Consolidated Financial Statements.

Settled Insurance Litigation

           In connection with an insurance claim related to the default of a South Korean customer and a subsequent lawsuit filed by the insurance carriers against the Company, on June 17, 2004 the Company signed an agreement settling the lawsuit and our claims under the policy. Under the terms of the settlement agreement, the insurance carriers agreed to pay the Company a total of $26,400 of which $17,390 was received in June 2004 and $9,010 was received in July 2004. In addition, the Company received the right to retain any of the equipment it had recovered since the date of the claim. As of June 30, 2004, the remaining outstanding receivable from the insurance carriers was $9,010 and is included in other receivables, net on the Condensed Consolidated Balance Sheets. In addition, the Company has recognized a pre-tax gain of $6,267 related to the $26,400 settlement of the claim during the three months ended June 30, 2004.

Note 7 - Subsequent Events

July 2004 Protocol to the United States and Barbados Tax Treaty

           Interpool Limited currently claims treaty benefits under the United States and Barbados income tax treaty (the “Treaty”). The Treaty contains a limitation on benefits provision which denies treaty benefits under certain circumstances. However, Interpool Limited currently does not fall within the Treaty’s limitation on benefits provision.

           On July 14, 2004, the United States and Barbados signed a protocol to the Treaty (the “Protocol”) that contains a more restrictive limitation on benefits provision than the current Treaty does. If it becomes effective, the Protocol would result in Interpool Limited losing its ability to rely on the Treaty to eliminate current U.S. income tax on its container rental and container sales income until such time as it is able to satisfy the new eligibility requirements as discussed below. On October 10, 2004, the United States Senate ratified the Protocol. To bring the Protocol into effect requires now that the government of Barbados prepare an instrument of ratification, publish it in the Barbados Official Gazette, exchange the instrument with the United States, and have it signed by the President of the United States (“Enactment”). With Enactment, the Protocol will generally be effective for taxable years commencing on or after the first of January in the year following the Enactment. The Company expects Enactment will occur before December 31, 2004 and, thus, the Protocol will likely become effective January 1, 2005.

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

           As described elsewhere in this report, the Company’s common stock is currently not listed on a “recognized stock exchange” within the meaning of the Protocol. Management anticipates that Interpool, Inc. will examine all of its options with regard to listing on a “recognized stock exchange” and, while there is no assurance that such listing will occur, management will attempt to arrange such a listing not later than the second quarter of 2005. Even in the event, however, that Interpool, Inc. is listed on a “recognized stock exchange” at any time after the Protocol comes into effect, it is not clear whether Interpool, Inc. would satisfy the “primarily” and “regularly” traded requirement as defined within the Protocol, although based upon the Company’s historic trading levels, management is hopeful that such requirement would be satisfied.

           Pursuant to Statement of Financial Accounting Standards 109 Accounting for Income Taxes, upon Enactment, which is likely to occur before December 31, 2004, the Company’s existing net deferred tax liability as of the Enactment date will need to be immediately recorded at a tax rate higher than the approximate 3% tax rate currently used. Accordingly, it is likely that the Company will be required to record an increase in its net deferred tax liability during the fourth quarter of 2004. While there is no current cash impact associated with the increase in net deferred taxes, the effect of recognizing this increased net deferred tax liability will result in a deferred tax expense accrual which will reduce net income. Upon Enactment this deferred tax expense accrual will have a material impact on the Company’s net income during the period the adjustment takes place.

          If the Company’s common stock is subsequently listed on a “recognized stock exchange” and it otherwise qualifies for benefits under the Treaty, the net deferred tax liability would be reduced at that time to reflect the lower tax rate of approximately 3%. This deferred tax benefit would result in additional net income at that time in an amount comparable to the previous reduction in net income adjusted for any change in the net deferred tax balance during the interim period. However, it is uncertain when, or if the Company will meet the requirements of the Treaty. Following Enactment, the Company will accrue taxes at the higher rate until such time as it may again become eligible for Treaty benefits. The effect of such accrual on the future net income of the Company will be largely dependent upon the duration of the period between Enactment and any future listing of its common stock.

           If, at any time, management determines that the Company is not likely to qualify for the Barbados treaty within a reasonable period of time, they will promptly investigate alternatives (such as other jurisdictions) that could entitle Interpool Limited to treaty benefits under another tax treaty with the U.S., but there can not be any assurance that such an alternative will be feasible. Any such alternative would likely result in Interpool Limited being subject to a higher non-U.S. tax than the approximate 3% tax rate in Barbados.

Financing Activities

           The Company funds a significant portion of the purchase price for new containers and chassis through borrowings under its revolving credit agreement and other lines of credit or through secured financings with financial institutions. The Company successfully completed a secured financing of $15,000 during July of 2004 with installments payable through 2005 and an interest rate of LIBOR plus 2.5%. A portion of the proceeds was used to satisfy a note payable from PCR to an unrelated financial institution, which was guaranteed by the Company for PCR. The remaining proceeds were used to pay amounts due to equipment manufacturers and for general corporate purposes.

           During August 2004, the Company entered into a lease arrangement with a Japanese lessor involving $21,093 of equipment previously financed with a financial institution during December 2003 and May 2004. The lease “advance rate” against this equipment was 107% ($22,510 total advance), increasing the cash proceeds received by the Company by $5,807 from the level of the previous financings. The lease expires in December 2008, and the Company has a fixed purchase option at that time for $14,631 that it expects to exercise. The aggregate fixed interest rate is 7.44%.

           Additionally, on September 14, 2004, the Company entered into a Securities Purchase Agreement pursuant to which it sold $150,000 total principal amount of a new series of 6% notes due 2014 (the “Notes”) in a private transaction with four investors. In connection with the sale of the Notes, the Company also issued to the investors two series of Warrants exercisable for a total of 8,333,333 shares of the Company’s common stock at an exercise price of $18.00 per share (the “Warrants”). The Warrants were valued at $22,500, with the offset recorded as a discount on the Notes. This discount will be amortized as interest expense using the effective interest method over the ten-year life of the Notes. The Warrant value will be reviewed during each accounting period, and adjusted if required. The first series of Warrants is exercisable at any time for a total of 5,475,768 shares. The second series will become exercisable at any time for a total of 2,857,565 shares, following stockholder approval of such exercise at the next meeting of the Company’s stockholders. The Company also entered into agreements with the investors to file registration statements with the Securities and Exchange Commission, for the benefit of the investors, with respect to the Notes and the Warrants. The Warrants provide that the exercise price will be paid solely in cash, except that after the Company has filed a registration statement with the Securities and Exchange Commission relating to the Warrants and underlying common stock, in the event such registration statement has not become effective or is otherwise not available to the Warrant holders, if the exercise of the Warrants for cash would not be permitted under the federal securities laws, the exercise price may be paid by tendering a principal amount of 6% Notes equal to the exercise price of the Warrants then being exercised. The sale of the Notes and Warrants pursuant to the Securities Purchase Agreement was made in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “Act”), pursuant to Section 4(2) of the Act. The value assigned to the Warrants will result in an offset recorded as a discount on the Notes which will be amortized as interest expense using the effective interest method over the ten-year life of the Notes. The Warrant value will be reviewed during each accounting period, and adjusted if required.

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

           The Company intends to hold an Annual Meeting of the Stockholders in the fourth quarter of 2004 and at that meeting will seek stockholder approval for the exercise of the second series of Warrants. In connection with the sale of the Notes and Warrants, certain of the Company’s significant stockholders, whose combined interest in the Company represents more than 50% of the issued and outstanding shares of the Company’s Common Stock, entered into a voting agreement pursuant to which they have agreed to vote to approve the exercise of the second series of Warrants by the investors. In addition, Martin Tuchman, the Company’s Chairman and Chief Executive Officer, Warren Serenbetz, a member of the Company’s Board of Directors, and an entity controlled by members of Mr. Serenbetz’s family agreed to certain restrictions on their ability to transfer shares of the Company’s common stock in private transactions.

           Copies of the Securities Purchase Agreement, the Indenture, the Warrant Agreement, the Notes Registration Rights Agreement and the Investor Rights Agreement were filed as exhibits to the Company’s report on Form 8-K issued September 15, 2004.

           On November 1, 2004, the Company consummated a secured equipment financing with one of its existing lenders. The financing is secured by shipping containers and related leases owned by a special purpose subsidiary of the Company and leased to various third parties. The financing allows for advances from time to time up to the amount of available collateral under the facility, subject to a maximum principal amount that may be outstanding under the facility of $252,000. Of the $243,000 drawn down on November 1, 2004, the Company used $224,406 to refinance outstanding indebtedness, which includes the entire $154,757 of outstanding borrowings under its revolving credit facility, which has now been terminated, as well as an existing $69,649 loan from this lender. The remaining balance of $18,594 was used for transaction fees and working capital purposes. The interest rate under this new facility is LIBOR plus 200 basis points, with reductions to LIBOR plus 175 basis points and LIBOR plus 150 basis points possible as the Company’s credit rating or debt to equity ratio improve. This agreement requires that the Company enter into interest rate swap contracts in order to effectively convert at least seventy percent of the debt associated with operating lease equipment and ninety percent of the debt associated with direct financing leases from floating rate debt to fixed rate debt within 90 days of closing. The facility has a two-year term, after which the outstanding balance will be paid out in full over 66 months if it is not refinanced.

           This agreement requires that the Company maintain a tangible net worth of at least $300,000 (as defined in the Agreement). The facility also requires the Company to maintain a fixed charge coverage ratio of 1.5 to 1 and a funded debt to tangible net worth ratio of 4.0 to 1.0 and contains other customary restrictive covenants.

Rating Agency Downgrades

           On January 27, 2004, Moody’s downgraded the Company’s debt securities citing continued uncertainty associated with the delayed release of the Company’s financial information for 2003. The Company was advised that Moody’s also reduced the “shadow rating” of the Company’s chassis securitization. The Company was advised by the provider of the insurance “wrap” portion of the chassis securitization that, as a result of the downgrade of the shadow rating, it is liable to indemnify such provider for certain of the provider’s increased capital charge costs. The Company disputed whether any such indemnification obligation exists under the terms of its agreement with the “wrap” provider. During October 2004, the Company reached an agreement with such provider, pursuant to which the Company will pay approximately $220 per month in additional premium, declining as the loan is paid down. Such additional premium will be further adjusted downward after eighteen months if the shadow rating improves, potentially going away entirely. In addition, as part of this agreement, the Company has received permanent waivers from the wrap provider for issues that were previously waived on a periodic basis. The other participants in the chassis securitization have also permanently waived any early amortization event or default associated with the downgrade of the “shadow rating”. Such downgrades may also have a negative effect on the Company’s ability to access the capital markets in the future, as well as on the Company’s interest cost. During July 2004, Fitch Ratings affirmed the Company’s ratings, removed the Company from rating watch negative status, and changed their rating outlook for the Company to positive. Fitch Ratings reaffirmed their positive outlook in a press release that followed the Company's $150,000 issuance of notes during September 2004. (See Ongoing Debt Waivers section below for further discussion.)

Ongoing Debt Waivers

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

Employment Agreements

           As described in the Company’s 2003 Form 10-K, in July 2004, the Company entered into Employment Agreements with certain executive officers with various expiration dates up to 28 months. Under the terms of the Employment Agreements, each Executive is paid a base salary, a target bonus, participates in fringe benefit programs and may receive additional bonuses at the sole discretion of the Compensation Committee. The minimum obligation related to these agreements is approximately $2,606. In addition, the Employment Agreements obligate the Company to pay severance payments in the event of termination or change of control and include non-compete clauses.

           In connection with these employment agreements, because the Company’s stock option plan had expired, the Company instead agreed to grant common stock appreciation rights that provide for the grantees to receive cash payments measured by any appreciation in the market price of the common stock over a specified base price. The Company granted such stock appreciation rights with respect to a total of 275,000 share units at a base price of $14.05. The $14.05 base price reflected the price on the over-the-counter market on February 20, 2004, the business day before the date on which the terms of the stock appreciation rights were fixed. The grant of stock appreciation rights was subsequently ratified by the Board of Directors on March 30, 2004, by which time the closing price of the Company’s common stock had increased to $15.00. At July 1, 2004, the date the employment agreements became effective, the most recent closing stock price of the Company’s common stock was $16.55. Under the terms of the employment agreements, a total of 260,000 of these stock appreciation rights will vest in 2005 (or earlier upon a change in control) with the remaining 15,000 rights vesting in three equal installments on December 31, 2006, 2007 and 2008. Upon vesting, these stock appreciation rights may be exercisable at any time prior to the expiration of the earlier of 10 days following the termination of the employee or June 30, 2014. The Company has reserved the right to substitute common stock options under the same terms and conditions of the stock appreciation rights upon approval by the Company’s stockholders of a Stock Option Plan for key employees and directors of the Company.

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

Restatement of Prior Condensed Consolidated Financial Statements

           During its 2003 year-end closing procedures, we identified a number of deficiencies in the internal controls over accounting and reporting for certain transactions. As a result, we restated the Condensed Consolidated Financial Statements for the unaudited interim periods for the first three quarters in 2003. We determined that the effect of these deficiencies in internal controls on years ended prior to January 1, 2003 was not material. The restated financial statements for the three and six months ended June 30, 2003 are included in these Condensed Consolidated Financial Statements.

           The nature of the errors and the restatement adjustments that we have made to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2003 are set forth in Note 2-Restatement of Previously Issued Financial Statements.

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

           Our primary sources of revenue are rental income derived from operating leases and income earned on direct financing leases. We generate revenues through leasing transportation equipment, primarily intermodal container chassis and intermodal dry freight standard containers. Operating lease equipment (operating leases) and direct financing leases are the two major asset types that generate this revenue. In the case of operating lease equipment, we retain the substantive risks and rewards of equipment ownership. In the case of direct financing leases, the lessee generally has the substantive risks and rewards of equipment ownership and the right to purchase the equipment at the end of the lease term. This revenue is supplemented by other sources of revenue such as fee income earned under equipment management agreements. Revenue derived from an operating lease generally consists of the monthly lease payments from the customer. For direct financing leases, the lessee’s payment is segregated into principal and interest components much like a loan. The interest component, calculated using the effective interest method over the term of the lease, is recognized by us as revenue. The principal component of the direct financing lease payment is reflected as a reduction to the net investment in the direct financing lease.

           Our mix of operating and direct financing leases is a function of customer preference and demand and our success in meeting those customer requirements. An operating lease, during its initial lease term, will generally be more profitable than a direct financing lease, primarily due to the return of principal inherent in a direct financing lease, which is usually greater than the depreciation expense associated with an operating lease. However, after the initial term (and any renewal) of an operating lease expires, the operating lease will have redeployment costs and related risks that are avoided under a direct financing lease. In evaluating the revenue performance of our operating lease portfolio, the primary factors considered are utilization and daily rental rates.

           During the first six months of 2004, as compared with the first six months of 2003, our revenues increased due to strong demand for equipment, resulting in a favorable increase in utilization rates for our chassis and continued high utilization rates for our containers. During the first six months of 2004, our chassis fleet held at essentially the same level as the earlier period. However, our fleet of containers decreased from 847,000 twenty-foot equivalent units (“TEU”) to 837,000 TEU primarily due to the number of direct financing leases maturing being greater than the investment in new direct financing lease containers. We have continued to experience high utilization of equipment, both in our chassis and container business segments, during the first nine months of 2004. Utilization of our container fleet was 99% at both June 30, 2004 and September 30, 2004, and chassis utilization was 97% at both June 30, 2004 and September 30, 2004.

           Although daily rental rates for new long term leases in our operating lease container fleet remained relatively flat during 2003, container daily lease rates on new equipment have been rising during the first half of 2004 due to the increased demand for equipment as well as the impact of recent steel shortages. The steel shortage in the first half of 2004 has driven the cost of new containers higher than in 2003, with corresponding increases in daily lease rates for newly manufactured containers. In some cases the steel shortages were so acute that production was slowed. The backlogged demand and higher manufacturing costs have resulted in greater demand for used containers. However, daily rental rates for used containers are very competitive and expiring operating leases for larger contracts are sometimes renewed at daily rental rates that are lower than the rental rates in the initial lease term.

           New chassis lease rates have been driven more by the cost of new chassis than by recent increases in demand. There are both positive and negative factors influencing production costs. A recent shift in the manufacturing base, toward more production in China, which has lower labor and overhead costs but higher delivery costs, has lowered chassis prices. At the same time, the steel shortage created upward pressure on the cost of new and remanufactured chassis. Overall, production costs decreased slightly, with a similar decrease in new equipment lease rates. However, we are currently experiencing an increase in the cost of new chassis during the fourth quarter of 2004 as a result of the continuing rise in steel prices. Used chassis lease rates have been heavily competitive during the first half of 2004.

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

           We believe a number of factors have contributed to the strong demand for equipment in the industry. From 2001 to 2002, according to the Container International Yearbook 2004, global containerized traffic increased by over 9%, from 243.8 million TEU in 2001 to 266.3 million TEU in 2002, fueling demand for transportation equipment generally. In addition, as mentioned above, several major shipping lines have started to bring new, very large 8,000-9,000 TEU ships to the West Coast of the United States in the fall of 2004. When ships of this size are unloaded, they require the use of a larger number of chassis to move the containers to local railroad terminals or their final destinations. The large quantity of vessels on order will also require additional containers to support them. Demand for chassis has also been affected by the inability of large, fully loaded ships to pass through the Panama Canal. These ships typically discharge their cargo on the West Coast of the United States, with the cargo being moved by “land bridges”, by truck and rail, inland and across the country, using chassis at various stages during this process. At the same time, the demand for chassis, along with increased congestion at many of the rail and marine facilities around the country, have fueled an increase in the sharing of chassis (chassis pooling) among shipping lines. Our PoolStat™ chassis management service has experienced an increased interest in chassis sharing among shipping lines, as well as use of our own Trac Lease neutral chassis pools at railroads and marine terminals. As of September 30, 2004, the chassis pools operating at railroad terminals were at record utilization levels.

           Our container fleet (including units on hire as direct financing leases) decreased in size by 1.0% from the first half of 2003 to the first half of 2004, while our chassis fleet held at essentially the same level. We were not able to take full advantage of the strong customer demand for containers and chassis during the latter part of 2003 and 2004, because the restatement of our financial statements for the years ended December 31, 2000 and 2001 and the first three quarters of 2002 and the related investigations by our audit committee and the SEC, and the resulting delays in completion of our financial statements and SEC filings, adversely affected our ability to obtain the financing necessary for us to purchase equipment for lease to customers. In addition, the requirement to maintain certain levels of unrestricted cash until our delayed financial filings are completed continued to limit the amount of new business we have written with our customers during 2004. This requirement was eliminated when our revolving credit facility was repaid in full on November 1, 2004. We have successfully completed $543.0 million of financings and commitments from January 1, 2004 to November 1, 2004, of which $393.0 million is secured by equipment and leases, while the remaining $150.0 is million unsecured debt. Of the $393.0 million of new financings and commitments secured by equipment and leases, approximately $359.0 million was used to satisfy past due payments to equipment manufacturers, to finance previously unencumbered assets, to re-finance existing secured debt, and for working capital requirements. This leaves $34.0 million available for future use at November 1, 2004. The additional financing for $150.0 million of unsecured debt was completed during September 2004, with $49.1 million of the proceeds concurrently used to reduce existing unsecured debt. (For further discussion of this transaction see our report on Form 8-K filed with the SEC on September 15, 2004 and Note 7 to the Condensed Consolidated Financial Statements – Subsequent Events – Financing Activities.) In addition, our cost of new financing during 2004 has been higher than we experienced in 2003, due to higher interest rates in general and increased borrowing costs resulting from the lowering of our credit ratings over the past year. The increase in interest expense during the first half of 2004 has been the result of increased interest rates, slightly offset by carrying lower loan balances as compared to the first half of 2003, and bank fees related to obtaining waivers related to our delayed filings. We are currently in negotiations with other potential lenders with regard to additional financings to support business growth and to refinance certain existing debt facilities, with completion expected during the fourth quarter of 2004.

           As of June 30, 2004, our commitments for future capital expenditures totaled approximately $107.7 million with approximately $44.7 million committed for 2004. Our available liquidity at June 30, 2004, including $20.0 million available under CAI’s revolving credit facility, was $130.3 million after deducting for $24.1 million of cash held within the chassis securitization and $50.0 million required to be maintained as a result of obtaining waivers. Required debt repayments and capital lease payments for the next 12 months totaled $225.6 million. Based on our existing cash balances, financings closed, and our financial projections of operating cash flow for the future, we believe that we will have sufficient liquidity to grow our portfolio while meeting our obligations and commitments as they become due.

           Other than interest expense, our primary expenses are lease operating and administrative expenses, which include operating costs such as maintenance and repair expense, as well as other ownership costs such as storage and positioning expense. Our lessees are generally responsible for lease operating expenses during the term of their lease. Our administrative expenses are primarily employee related costs such as salary expense, costs of employee benefits and travel and entertainment costs, as well as expenses incurred for outside services such as legal, consulting and audit related fees. During the first half of 2004, lease operating and administrative expenses as a percentage of revenues were 31%, up from 29% during the same quarter in 2003. The additional personnel and systems enhancements we are adding to improve our internal controls, as well as additional procedures being implemented to comply with Sarbanes-Oxley requirements, have added incremental administrative expenses. In addition to lease operating and administrative expenses, we also incur depreciation expense on our operating lease equipment.

           During the last nine months of 2003 and for the first nine months in 2004, we incurred significant costs related to the investigations by our audit committee and the SEC, separation agreements with our former Chief Financial Officer and our former President, legal representation for the Company as well as our officers, directors and employees, the payment of fees in order to obtain necessary waivers from our financial institutions and, during 2004, the proceedings before The New York Stock Exchange to delist our securities. We will continue to incur additional costs in the remainder of 2004 and thereafter relating to the formal investigation by the SEC, the class action lawsuit and additional legal representation for the Company and our officers, directors and employees.

           Non-performing receivables totaled $13.2 million at June 30, 2004 compared with $12.8 million at December 31, 2003. Reserves of $13.0 million and $11.9 million, respectively, have been established against these non-performing receivables. During the first half of 2004, receivable write-offs net of recoveries totaled $0.9 million as compared with $0.1 million for the same period in 2003.

           Our net income per share on a fully diluted basis for the six months ended June 30, 2004 and 2003 was $1.04 and $0.83, respectively. Annualized return on average stockholders’ equity was 15.3% for the six months ended June 30, 2004 compared to 11.5% for the year ended December 31, 2003. Excluding the gain on settled insurance litigation ($5,178 net of tax) the annualized return on average stockholder’s equity was 12.8% for the six months ended June 30, 2004.

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

           The sections that follow analyze our results of operations by financial statement caption and provide a more detailed discussion of our performance for the three and six months ended June 30, 2004 as compared to the prior year period.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

           Revenues. Our revenues increased to $96.2 million for the three months ended June 30, 2004, from $91.4 million in the three months ended June 30, 2003, an increase of $4.8 million or 5%. The increase was primarily attributable to incremental container and chassis operating lease revenues of $5.8 million, partially offset by a decrease in finance lease revenues of $1.2 million. The incremental container and chassis operating lease revenues, as compared to the prior year period, are primarily due to the increase in the size of our container operating lease fleet which grew by 11% and an increase in the utilization rates for our chassis. In addition, the daily rental rates for chassis were higher as compared to the prior year period. The daily rental rates for the overall container fleet were lower, partially offsetting the incremental revenue resulting from the increased size of our container operating lease fleet. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire. Under this method, utilization rates of our container and domestic intermodal chassis operating lease fleets at June 30, 2004 were 98% and 97%, respectively, as compared to 99% and 94%, respectively, at June 30, 2003. The utilization rates of our container fleet, considering CAI's actual utilization rates for our containers managed by CAI, was 94% at June 30, 2004 and 2003, respectively.

           Lease Operating and Administrative Expenses. Our lease operating and administrative expenses increased to $31.1 million for the three months ended June 30, 2004, from $26.7 million in the three months ended June 30, 2003, an increase of $4.4 million or 16%.

The increase was primarily due to:

•	An increase in maintenance and repair costs of $2.6 million primarily due to an increase in chassis repairs.

•	An increase in legal and consulting fees of $2.0 million primarily due to increased services provided by a financial advisor as required by an amendment to the revolving credit facility, as well as increased legal fees incurred as a result of the Audit Committee and SEC investigations.

•	An increase in salary expense of $2.0 million as a result of an increase in headcount and other employee related costs.

•	A decrease in storage costs of $0.8 million primarily due to increased utilization experienced within the domestic intermodal chassis product line, as well as within CAI’s fleet, as compared to the prior year period.

•	A decrease in audit expenses of $0.8 million primarily as a result of the restatement of our 2001 and 2000 annual financial results and audit of our 2002 annual financial results which was not completed until the first quarter of 2004.

           During the last nine months of 2003 and for the first nine months of 2004, we incurred significant costs related to the investigations by our audit committee and the SEC, separation agreements with our former Chief Financial Officer and our former President, legal representation for the Company as well as our officers, directors and employees, the payment of fees in order to obtain necessary waivers from our financial institutions and, during 2004, the proceedings before The New York Stock Exchange to delist our securities. We may incur additional costs in the remainder of 2004 and thereafter relating to the formal investigation by the SEC and additional legal representation for the Company and our officers, directors and employees. The costs incurred during 2003, the first six months of 2004 and the estimated costs incurred in the third quarter of 2004 are as follows:

                                        Three Months
                                            Ended        Three Months Ended  Three Months Ended      Year Ended
                                           March 31,           June 30,         September 30,        December 31,
(Dollars in millions):                      2004                2004                2004                2003
----------------------                 ----------------  ------------------  ------------------    --------------

Audit fees for the reaudits
   and restatements                         $0.5                $---                $---                $3.6
Cost of investigations                       0.1                 ---                 ---                 5.9
Legal and consulting fees                    1.6                 0.5                 0.3                 3.2
Separation agreements                        ---                 ---                 ---                 5.9
Bank waiver fees                             2.1                 0.3                 0.1                 1.6
                                             ---                 ---                 ---                 ---
Amounts before tax                          $4.3                $0.8                $0.4               $20.2
                                            ====                ====                ====               =====

Amounts net of tax                          $3.0                $0.5                $0.3               $12.9
                                            ====                ====                ====               =====

           Provision for Doubtful Accounts. Our provision for doubtful accounts increased to $0.5 million for the three months ended June 30, 2004 from $0.4 million for the three months ended June 30, 2003. The increase was primarily attributable to the reversal during the prior year period of bad debt provisions previously recorded by Microtech, without a similar reversal of bad debt provisions during the current year period ($0.3 million), partially offset by reduced provisions provided by the Company. During the three months ended June 30, 2004, our non-performing receivables decreased $0.1 million ($13.2 million at June 30, 2004 and $13.3 million at March 31, 2004). As of June 30, 2004 and March 31, 2004, our non-performing receivables, net of applicable reserves, were 0.35% and 1.54%, respectively, of accounts receivable, net. Our provision for doubtful accounts is provided based upon a quarterly review of the receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of direct financing lease receivables.

           Fair Value Adjustment for Derivative Instruments. Our non-cash fair value adjustment for derivative instruments income amounted to $0.8 million for the three months ended June 30, 2004 as compared to income of $0.2 million for the three months ended June 30, 2003. The income for the three months ended June 30, 2004, as well as the prior year period, is primarily due to the change in fair value of interest rate swap agreements held which do not qualify as cash flow hedges.

           Depreciation and Amortization of Leasing Equipment. Our depreciation and amortization expenses increased to $22.7 million for the three months ended June 30, 2004, from $22.1 million for the three months ended June 30, 2003, an increase of $0.6 million or 3%. This increase was primarily due to additions to our operating lease fleet.

           Impairment of Leasing Equipment. Our impairment of leasing equipment expense decreased to $1.4 million for the three months ended June 30, 2004, from $3.1 million for the three months ended June 30, 2003, a decrease of $1.7 million. This decrease was primarily due to a reduction in impairment losses for idle equipment ($0.4 million), as well as a reduction in impairment losses related to damaged equipment that was subsequently remanufactured ($1.3 million).

           (Income)/Loss for Investments Accounted for Under the Equity Method. The increase in (income)/loss for investments accounted for under the equity method of $0.8 million during the three months ended June 30, 2004 as compared to the prior year period resulted primarily from improved earnings for certain investments.

           Gain on Settled Insurance Litigation. During the three months ended June 30, 2004, the Company signed an agreement settling the lawsuit and claims under our insurance policy related to the default of a South Korean customer. In connection with this settlement, the Company recognized a pre-tax gain of $6.3 million related to the $26.4 million settlement of the claim during the three months ended June 30, 2004. (See Note 6 – Commitments and Contingencies – Settled Insurance Litigation).

           Other Income, Net. We had other income of $4.0 million during the three months ended June 30, 2004 compared to $0.9 million of other income for the three months ended June 30, 2003. The change of $3.1 million was primarily due to an increase in gains on equipment sales to third parties recognized by CAI of $3.6 million, partially offset by a reduction in fee income of $0.4 million as compared to the prior year period.

           Interest Expense. Our interest expense increased to $26.3 million in the three months ended June 30, 2004 from $26.1 million in the three months ended June 30, 2003, an increase of $0.2 million or 1%. The increase in interest expense was primarily attributable to an increase in amortization of deferred financing fees of $0.5 million and an increase in bank fees of $0.3 million in order to obtain waivers related to our delayed filings, partially offset by reduced borrowings resulting in a reduction in interest expense of $0.4 million as compared to the prior year period.

           Interest Income. Our interest income decreased to $0.5 million in the three months ended June 30, 2004 from $1.2 million in the three months ended June 30, 2003, a decrease of $0.7 million or 58%. The decrease in interest income was primarily due to reduced earnings on invested cash balances due to lower interest rates, as well as a decline in invested cash balances.

           Minority Interest Expense, Net. The change in minority interest expense, net of $1.4 million for the three months ended June 30, 2004 as compared to the prior year period was primarily due to an increase in minority interest expense of $1.4 million relative to our 50% ownership interest in CAI as compared to the prior year period.

           Provision for Income Taxes. We recorded an income tax provision of $4.4 million for the three months ended June 30, 2004 as compared to $2.0 million for the three months ended June 30, 2003. This increase was caused by an increase in pre-tax income of $9.7 million, a larger proportion of pre-tax income generated from United States sources as compared to lower-taxed international source income and a write-off of a tax asset relative to a foreign subsidiary.

Interpool Limited’s pre-tax income (international source income) is taxed at a low rate (approximately 3%) due to the income tax convention between the United States and Barbados. The domestic intermodal division, including corporate activities, is taxed at the higher United States tax rates. During the three months ended June 30, 2004, 18% of our pre-tax income was generated from United States sources as compared to 15% in the prior year period, thus contributing to the increase in the provision for income taxes.

           Net Income. As a result of the factors described above, our net income increased to $19.6 million in the three months ended June 30, 2004 from $12.3 million in the three months ended June 30, 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

           Revenues. Our revenues increased to $191.6 million for the six months ended June 30, 2004, from $181.4 million in the six months ended June 30, 2003, an increase of $10.2 million or 6%. The increase was primarily attributable to incremental container and chassis operating lease revenues of $11.5 million, partially offset by a decrease in finance lease revenues of $1.3 million. The incremental container and chassis operating lease revenues, as compared to the prior year period, are primarily due to the increase in the size of our container operating lease fleets which grew by 12% and an increase in the utilization rates for our chassis. In addition, the daily rental rates for chassis were higher as compared to the prior year period. The daily rental rates for the overall container fleet were lower, partially offsetting the incremenal revenue resulting from the increased size of our container operating lease fleet. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire. Under this method, utilization rates of our container and domestic intermodal chassis operating lease fleets at June 30, 2004 were 98% and 97%, respectively, as compared to 99% and 94%, respectively, at June 30, 2003. The utilization rates of our container fleet, considering CAI's actual utilization rates for our containers managed by CAI, was 94% at June 30, 2004 and 2003, respectively.

           Lease Operating and Administrative Expenses. Our lease operating and administrative expenses increased to $59.9 million for the six months ended June 30, 2004, from $53.1 million in the six months ended June 30, 2003, an increase of $6.8 million or 13%.

The increase was primarily due to:

•	An increase in legal and consulting fees of $3.9 million primarily due to increased services provided by a financial advisor as required by an amendment to the revolving credit facility, as well as increased legal fees incurred as a result of the Audit Committee and SEC investigations.

•	An increase in salary expense of $2.8 million as a result of an increase in headcount and other employee related costs.

•	An increase in positioning and handling expenses, net of $2.6 million primarily due to a reduction in billable services provided for our armed forces as compared to the prior year period.

•	An increase in maintenance and repair costs of $0.9 million primarily due to an increase in chassis repairs.

•	A decrease in storage costs of $2.3 million primarily due to increased utilization experienced within the domestic intermodal chassis product line, as well as within CAI’s fleet, as compared to the prior year period.

•	A decrease in commissions expense of $0.7 million primarily due to the write-off of deferred sales commissions in the prior year period, as well as an overall reduction in agency commissions as compared to the prior year period.

During the last nine months of 2003 and for the first nine months of 2004, we incurred significant costs related to the investigations by our audit committee and the SEC, separation agreements with our former Chief Financial Officer and our former President, legal representation for the Company as well as our officers, directors and employees, the payment of fees in order to obtain necessary waivers from our financial institutions and, during 2004, the proceedings before The New York Stock Exchange to delist our securities. We may incur additional costs in the remainder of 2004 and thereafter relating to the formal investigation by the SEC and additional legal representation for the Company and our officers, directors and employees. The costs incurred during 2003, the first six months of 2004 and the estimated costs incurred in the third quarter of 2004 are as follows:

                                        Three Months
                                            Ended        Three Months Ended  Three Months Ended      Year Ended
                                           March 31,           June 30,         September 30,        December 31,
(Dollars in millions):                      2004                2004                2004                2003
----------------------                 ----------------  ------------------  ------------------    --------------

Audit fees for the reaudits
   and restatements                         $0.5                $---                $---                $3.6
Cost of investigations                       0.1                 ---                 ---                 5.9
Legal and consulting fees                    1.6                 0.5                 0.3                 3.2
Separation agreements                        ---                 ---                 ---                 5.9
Bank waiver fees                             2.1                 0.3                 0.1                 1.6
                                             ---                 ---                 ---                 ---
Amounts before tax                          $4.3                $0.8                $0.4               $20.2
                                            ====                ====                ====               =====
Amounts net of tax                          $3.0                $0.5                $0.3               $12.9
                                            ====                ====                ====               =====

           Provision for Doubtful Accounts. Our provision for doubtful accounts decreased to $1.1 million for the six months ended June 30, 2004 from $2.1 million for the six months ended June 30, 2003. The decrease was primarily attributable to reduced provisions provided by the Company, partially offset by the reversal during the prior year period of bad debt provisions previously recorded by Microtech, without a similar reversal of bad debt provisions during the current year period ($0.3 million). During the six months ended June 30, 2004, our non-performing receivables increased $0.4 million ($13.2 million at June 30, 2004 and $12.8 million at December 31, 2003). As of June 30, 2004 and December 31, 2003, our non-performing receivables, net of applicable reserves, were 0.35% and 1.27%, respectively, of accounts receivable, net. Our provision for doubtful accounts is provided based upon a quarterly review of the receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of direct financing lease receivables.

           Fair Value Adjustment for Derivative Instruments. Our non-cash fair value adjustment for derivative instruments income amounted to $1.0 million for the six months ended June 30, 2004 as compared to income of $0.4 million for the six months ended June 30, 2003. The income for the six months ended June 30, 2004, as well as the prior year period, is primarily due to the change in fair value of interest rate swap agreements held which do not qualify as cash flow hedges.

           Depreciation and Amortization of Leasing Equipment. Our depreciation and amortization expenses increased to $45.6 million for the six months ended June 30, 2004, from $44.5 million for the six months ended June 30, 2003, an increase of $1.1 million or 2%. This increase was primarily due to additions to our operating lease fleet.

           Impairment of Leasing Equipment. Our impairment of leasing equipment expense decreased to $3.4 million for the six months ended June 30, 2004, from $5.4 million for the six months ended June 30, 2003, a decrease of $2.0 million. This decrease was primarily due to a reduction in impairment losses related to damaged equipment that was subsequently remanufactured ($2.6 million), partially offset by an increase in impairment losses for idle equipment ($0.6 million).

           (Income)/Loss for Investments Accounted for Under the Equity Method. The increase in (income)/loss for investments accounted for under the equity method of $1.0 million during the six months ended June 30, 2004 as compared to the prior year period resulted primarily from improved earnings for certain investments.

           Gain on Settled Insurance Litigation. During the three months ended June 30, 2004, the Company signed an agreement settling the lawsuit and claims under our insurance policy related to the default of a South Korean Customer. In connection with this settlement, the Company recognized a pre-tax gain of $6.3 million related to the $26.4 million settlement of the claim during the three months ended June 30, 2004. (See Note 6 – Contingencies and Commitments – Settled Insurance Litigation).

           Other Income, Net. We had other income of $4.7 million during the six months ended June 30, 2004 compared to $2.1 million of other income for the six months ended June 30, 2003. The change of $2.6 million was primarily due to an increase in gains on equipment sales to third parties recognized by CAI of $3.2 million, partially offset by a reduction in fee income of $0.4 million as compared to the prior year period.

           Interest Expense. Our interest expense increased to $54.7 million in the six months ended June 30, 2004 from $51.4 million in the six months ended June 30, 2003, an increase of $3.3 million or 6%. The increase in interest expense was primarily attributable to $2.4 million of bank fees in order to obtain waivers related to our delayed filings, increased interest rates resulting in increased interest expense of $0.7 million and an increase in amortization of deferred financing fees of $0.5 million, partially offset by reduced borrowings resulting in a reduction in interest expense of $0.4 million as compared to the prior year period.

           Interest Income. Our interest income decreased to $1.2 million in the six months ended June 30, 2004 from $2.3 million in the six months ended June 30, 2003, a decrease of $1.1 million or 48%. The decrease in interest income was primarily due to reduced earnings on invested cash balances due to lower interest rates, as well as a decline in invested cash balances.

           Minority Interest Expense, Net. The change in minority interest expense, net of $1.9 million for the six months ended June 30, 2004 as compared to the prior year period was primarily due to:

•	An increase in minority interest expense of $2.2 million relative to our 50% ownership interest in CAI as compared to the prior year period; partially offset by

•	A decrease related to our investment in Chassis Holdings LLC of $0.3 million as compared to the prior year period.

           Provision for Income Taxes. We recorded an income tax provision of $6.9 million for the six months ended June 30, 2004 as compared to $3.9 million for the six months ended June 30, 2003. This increase was caused by an increase in pre-tax income of $9.7 million, a larger proportion of pre-tax income generated from United States sources as compared to lower-taxed international source income and a write-off of a tax asset relative to a foreign subsidiary.

Interpool Limited’s pre-tax income (international source income) is taxed at a low rate (approximately 3%) due to the income tax convention between the United States and Barbados. The domestic intermodal division, including corporate activities, is taxed at the higher United States tax rates. During the six months ended June 30, 2004, 25% of our pre-tax income was generated from United States sources as compared to 19% in the prior year period, thus contributing to the increase in the provision for income taxes.

           Net Income. As a result of the factors described above, our net income increased to $30.7 million in the six months ended June 30, 2004 from $24.1 million in the six months ended June 30, 2003.

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

           We have usually funded a significant portion of the purchase price for new containers and chassis through borrowings under our revolving credit facility and other lines of credit, or through secured financings with financial institutions. However, our ability to borrow funds on terms as favorable as those available previously was limited during the first half of 2004 because of the restatement to our historical financial statements and the related Audit Committee and SEC investigations, and the delays in completing our annual and quarterly SEC financial filings for 2002 and 2003. We have successfully completed $543.0 million of financings and commitments from January 1, 2004 to November 1, 2004, of which $393.0 million is secured by equipment and leases, while the remaining $150.0 million is unsecured debt. Of the $393.0 million of new financings and commitments secured by equipment and leases, approximately $359.0 million was used to satisfy past due payments to equipment manufacturers, to finance previously unencumbered assets, to re-finance existing secured debt, and for working capital requirements. This leaves $34.0 million available for future use at November 1, 2004. The additional financing for $150.0 million of unsecured debt was completed during September 2004, with $49.1 million of the proceeds concurrently used to reduce existing unsecured debt. (For further discussion of this transaction see our report on Form 8-K filed with the SEC on September 15, 2004 and Note 7 to the Condensed Consolidated Financial Statements – Subsequent Events – Financing Activities.) These factors, coupled with the requirement to maintain certain levels of unrestricted cash until the delayed financial filings are completed (eliminated November, 2004 when our revolving credit facility and one other facility were repaid in full), affected the amount of business we have written with our customers for the first half of 2004. We are currently in negotiations with other potential lenders with regard to additional financings to support business growth and to refinance certain existing debt facilities, with completion expected during the fourth quarter of 2004.

           In connection with waivers previously received from our lenders, we agreed to complete our 2004 periodic Form 10-Q filings with the SEC on or before December 31, 2004.

           In connection with our delayed SEC filings and the receipt of waivers from our lenders necessitated by the delayed filings, beginning in January 2004, the members of our Board of Directors and certain of their affiliates who own shares of our common stock have agreed to defer their receipt of any dividend payments, including those we may declare in the future, until we are in compliance with all SEC filing requirements. As of November 1, 2004, recorded dividend payments in the amount of $3.5 million have been deferred and are included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet.

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

Cash Flow

           Net cash provided by operating activities amounted to $92.2 million for the six months ended June 30, 2004 compared to $65.2 million for the same period last year. The increase in net cash provided by these activities in 2004 as compared to 2003 was primarily due to a decrease in accounts receivable ($7.6 million), a decrease in other assets ($11.1 million), a decrease in other receivables ($15.0 million) offset by an increase in gain on settled insurance litigation ($6.3 million).

           Net cash used for investing activities amounted to $26.7 million for the six months ended June 30, 2004 compared to $107.0 million for the same period in 2003. The decrease in net cash used in these activities in 2004 as compared to 2003 was primarily due to a decrease in the investment in direct financing leases ($37.2 million), a decrease in acquisition of leasing equipment (28.1 million), an increase in cash collections on direct financing leases ($8.1 million), and an increase in the proceeds from disposition of leasing equipment ($6.4 million).

           Net cash used for financing activities amounted to $48.3 million for the six months ended June 30, 2004 compared to net cash provided by financing activities of $91.0 million for the same period in 2003. The change in net cash used for these activities in 2004 as compared to 2003 was primarily due to a decrease in proceeds from the issuance of debt ($32.9 million), a decrease in borrowings under revolving credit facilities ($59.5 million), an increase in repayment of long term debt and capital lease obligations ($37.8 million), and an increase in repayment of revolving credit lines ($9.3 million).

Debt and Capital Lease Obligations:

           The following table summarizes our debt and capital lease obligations as of June 30, 2004 and December 31, 2003:

                                                                                    (Dollars in Millions)

                                                                            June 30, 2004        December 31, 2003
                                                                       ---------------------    --------------------

Capital lease obligations payable in varying amounts through 2018                $279.1                $325.2
Chassis Securitization Facility, interest at 5.47% and 5.59% at June
  30, 2004 and December 31, 2003, respectively
      Warehouse facility                                                           25.5                  25.5
      Debt obligation                                                              69.7                  86.4
      Capital lease obligation                                                    401.7                 404.7
Revolving credit facility, interest rate at 3.38% and 3.09% at
   June 30, 2004 and December 31, 2003, respectively                              174.6                 193.5
Revolving credit facility CAI, interest rate at 3.36% and 3.37% at
   June 30, 2004 and December 31, 2003, respectively                               84.0                  87.0
Container securitization facility, interest at 6.36% and 6.5% at
  June 30, 2004 and December 31, 2003, respectively                                49.4                  76.6
7.35% Notes due 2007 (unsecured)                                                  147.0                 147.0
7.20% Notes due 2007 (unsecured)                                                   62.8                  62.8
9.25% Convertible redeemable subordinated debentures,
   mandatory redemption 2022 (unsecured)                                           37.2                  37.2
9.875% Preferred capital securities due 2027 (unsecured)                           75.0                  75.0
Notes and loans payable with various rates ranging from
   3.11% to 9.77% and maturities from 2004 to 2010                                264.3                 194.8
                                                                                  -----                 -----
Total Debt and Capital Lease Obligations                                        1,670.3               1,715.7
                                                                                -------               -------
   Less Current Maturities                                                        225.6                 219.2
Total Non-Current Debt and Capital Lease Obligations                           $1,444.7              $1,496.5
                                                                               ========              =========

           Our debt consists of notes and loans and capital lease obligations with installments payable in varying amounts through 2027, with a weighted average interest rate of 5.94% for the six months ended June 30, 2004, compared to 6.0% for the year ended December 31, 2003. The principal amount of debt and capital lease obligations payable under fixed rate contracts is $598.3 million at June 30, 2004. Remaining debt and capital lease obligations of $1,072.0 million are payable under floating rate arrangements, of which $468.8 million has been converted to fixed rate debt through the use of interest rate swap agreements. At June 30, 2004 and December 31, 2003, most of our debt and capital lease obligations are secured by a substantial portion of our leasing equipment, direct financing leases, and accounts receivable. Approximately $322.0 million of debt is unsecured at both June 30, 2004 and December 31, 2003. For further information on the accounting treatment for interest rate swap contracts see Note 5 to the Condensed Consolidated Financial Statements.

           Debt Modifications: In January and February 2004, in connection with obtaining necessary amendments under the revolving credit facility due to the late filing of our periodic reports with the SEC and the restatement of our past financial statements, we agreed, among other things, to reduce advance rates under this revolving facility, to add several events of default, to increase the interest rate margin, and to maintain specified levels of unrestricted cash and cash equivalents until delinquent SEC filings are made. Subsequent to January 9, 2004 (the date we filed our 2002 Form 10-K), we were obligated to maintain unrestricted cash and cash equivalents of at least $60.0 million at all times and at least $67.5 million as of the last business day of the month until completion and filing of all delayed financial statements for 2003 and 2004. This minimum cash requirement was also adopted in the waivers of the container securitization and one other loan agreement. In conjunction with the waiver received during February 2004, we replaced our annual amortization payment with monthly amortization payments under our revolving credit facility beginning in March 2004. The related minimum cash requirement was subsequently reduced dollar for dollar with the amortization payments. At June 30, 2004 the minimum cash requirement was $50.0 million. The revolving credit facility was repaid in full on November 1, 2004 and replaced by a facility with another lender. The requirement to maintain certain levels of unrestricted cash was eliminated for all facilities when the revolving credit facility and one other facility were repaid in full during November, 2004.

           On January 27, 2004, Moody’s downgraded our debt securities citing continued uncertainty associated with the delayed release of our financial information for 2003. We were advised that Moody’s also reduced the “shadow rating” of our chassis securitization. We were advised by the provider of the insurance “wrap” portion of the chassis securitization that, as a result of the downgrade of the shadow rating, we are liable to indemnify such provider for certain of the provider’s increased capital charge costs. We disputed whether any such indemnification obligation exists under the terms of our agreement with the “wrap” provider. During October 2004, we reached an agreement with such provider, pursuant to which we will pay approximately $0.2 million per month in additional premium, declining as the loan is paid down. Such additional premium will be further adjusted downward after eighteen months if the shadow rating improves, potentially going away entirely. In addition, as part of this agreement we have received permanent waivers from the wrap provider for issues that were previously waived on a periodic basis. The other participants in the chassis securitization have also permanently waived any early amortization event or default associated with the downgrade of the “shadow rating”.

           As a result of adopting SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, we are required in 2004 to classify the outstanding Preferred Capital Securities issued in 1997 within the debt section on the face of the Condensed Consolidated Balance Sheet. Previously, these instruments were classified separately with the caption “Company-Obligated Mandatorily Redeemable Preferred Securities in Subsidiary Grantor Trusts.” There was no modification of the terms of the Preferred Capital Securities and no impact on net income upon adoption. In connection with this change, we have negotiated amendments to our debt agreements that allow these securities to be treated as they have been in the past for purposes of calculating compliance with loan covenants. At the date of this report, we have received all necessary amendments to be in full compliance with our loan covenants.

           New Financings: During the six months ended June 30, 2004, we entered into new financing arrangements totaling $120.2 million of which $95.2 million was utilized. The new debt utilized during the six months ended June 30, 2004 consisted of notes and loans with installments payable in varying amounts through 2008 and various interest rates ranging from 3.78% to 7.53%. One commitment for $25.0 million was not utilized at June 30, 2004. This commitment will be open until March 31, 2005, after which any unfunded amount will expire. Amounts funded under this facility will be amortized over sixty months to a final balloon payment of 20%. The interest rate is LIBOR plus 250 basis points.

           Covenants: Under our revolving credit facility (paid in full November 1, 2004) and most of our other debt instruments, in effect at June 30, 2004 we were required to maintain covenants (as defined) for tangible net worth (a maximum of $250.0 million), a fixed charge coverage ratio of 1.5 to 1 and a funded debt to net worth ratio (as defined in the agreement, which is stockholders’ equity plus preferred capital securities, less goodwill) of 4.0 to 1. A financing facility entered into in March 2004 and subsequently amended and expanded on November 1, 2004 includes a requirement that we maintain a tangible net worth of at least $300.0 million (as defined in the agreement). This facility also has a fixed charge coverage ratio of 1.5 to 1 and a funded debt to net tangible worth ratio of 4.0 to 1. At June 30, 2004, we were in compliance with these covenants as amended.

           Other: As of June 30, 2004, our commitments for future capital expenditures totaled approximately $107.7 million with approximately $44.7 million committed for 2004. Our available liquidity at June 30, 2004, including $20.0 million available under CAI’s revolving credit facility was $130.3 million after deducting $24.1 million of cash held within the chassis securitization and $50.0 million required to be maintained as a result of obtaining waivers. Required debt repayments and capital lease payments for the next twelve months totaled $225.6 million as of June 30, 2004 which we anticipate making through our unrestricted cash balances and cash flow from operations.

           In the past, cash on hand, cash flow from operations, borrowings under credit facilities and the net proceeds of the issuance of debt and equity securities has been sufficient to meet our working capital needs, capital expenditures and required debt repayments. We also expect to continue to rely in substantial part on long-term financing for the purchase of equipment or strategic acquisitions to expand our business in the future. We cannot assure that long-term financing will be available for these purposes on acceptable terms or at all. In addition, from time to time, we may explore new sources of capital both at the parent and subsidiary levels. We have successfully completed $543.0 million of financings and commitments from January 1, 2004 to November 1, 2004, of which $393.0 million is secured by equipment and leases, while the remaining $150.0 million is unsecured debt. Of the $393.0 million of new financings and commitments secured by equipment and leases approximately $359.0 million was used to satisfy past due payments to equipment manufactures, to finance previously unencumbered assets, to re-finance existing secured debt, and for working capital requirements. This leaves $34.0 million available for future use at November 1, 2004. The additional financing for $150.0 million of unsecured debt was completed during September 2004, with $49.1 million of the proceeds concurrently used to reduce existing unsecured debt. (For further discussion of this transaction see our report on Form 8-K filed with the SEC on September 15, 2004 and Note 7 to the Condensed Consolidated Financial Statements – Subsequent Events – Financing Activities.) We are currently in negotiations with other potential lenders with regard to additional financings to support business growth and to refinance certain existing debt facilities, with completion expected during the fourth quarter of 2004.

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

Agreement with CAI

           In April 2004, we reached an agreement with CAI resolving differences in interpretation of certain agreements with CAI including provisions governing payment of appropriate remedial compensation when an age disparity develops between our containers managed by CAI and the balance of CAI’s fleet. Pursuant to our agreement with CAI, we agreed to pay CAI $2.0 million for resolution of all disputes through February 29, 2004. The impact of this agreement, recorded by us during the three months ended March 31, 2004, was a reduction in consolidated pre-tax income of $1.0 million ($0.6 million net of tax). We anticipate that the earnings related to certain of our containers managed by CAI will be reduced to the extent the average age of such containers exceeds the average age of all other containers in CAI’s fleet.

Settled Insurance Litigation

           In connection with an insurance claim related to the default of a South Korean customer and a subsequent lawsuit filed by the insurance carriers against us, on June 17, 2004 we signed an agreement settling the lawsuit and our claims under the policy. Under the terms of the settlement agreement, the insurance carriers agreed to pay us a total of $26.4 million of which $17.4 million was received in June 2004 and $9.0 million was received in July 2004. In addition, we received the right to retain any of the equipment we had recovered since the date of the claim. As of June 30, 2004, the remaining outstanding receivable from the insurance carriers was $9.0 million and is included in other receivables, net on the Condensed Consolidated Balance Sheets. In addition, we recognized a pre-tax gain of $6.3 million related to the $26.4 million settlement of the claim during the three months ended June 30, 2004.

Critical Accounting Policies and Estimates

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, the reported amounts of income and expense during the reporting period and the disclosure of contingent assets and liabilities at the date of the financial statements. We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on these and other significant accounting policies, see Note 1 to the Consolidated Financial Statements included in our December 31, 2003 Annual Report on Form 10-K. These policies and estimates are considered critical due to the existence of uncertainty at the time the estimate is made, the likelihood of changes in estimates from period to period and the potential impact that these estimates can have on our financial statements. The following accounting policies and estimates include inherent risks and uncertainties related to judgments and assumptions made by management. Management’s estimates are based on the relevant information available at the end of each period.

•	the allowance for doubtful accounts,

•	accounting for leasing equipment,

•	lease residual values,

•	accounting for customer defaults,

•	goodwill,

•	income taxes,

•	derivative financial instruments.

           In consultation with the audit committee, we have reviewed and approved these significant accounting policies which are further described in our 2003 Form 10-K.

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

           The following table sets forth principal cash flows and related weighted average interest rates by expected maturity dates for debt and capital lease obligations at June 30, 2004:

                               Total                      13-24        25-36        37-48        49-60
 (Dollars in Thousands)     Obligation    0-12 months    months       months       months       months    Thereafter
------------------------   ------------- -------------  ---------    --------     --------    ---------  ------------
Variable rate facilities     $603,174      $83,442     $271,643      $59,316      $27,551     $30,762     $130,460
Average interest rate %                       4.0%         4.5%         4.7%         4.8%        4.9%         4.9%

Fixed rate facilities(1)    1,067,126      142,194      128,593       71,337      256,803      68,386      399,813
Average interest rate %                        6.7%        6.8%         6.8%         6.6%        6.6%         6.6%

Total Debt                 $1,670,300     $225,636     $400,236     $130,653     $284,354     $99,148     $530,273
Average interest rate %                       5.7%         6.2%         6.4%         6.2%        6.2%         6.2%

(1)  These fixed rate facilities include variable instruments that have been converted to fixed rate debt through the use of interest rate swap agreements.

           The principal amount of debt and capital lease obligations payable under fixed rate contracts is $598.3 million at June 30, 2004. Remaining debt and capital lease obligations of $1,072.0 million are payable under floating rate arrangement, of which $468.8 million has been converted to fixed rate debt through the use of interest rate swap agreements.

           Based on outstanding debt balances at June 30, 2004 of variable rate facilities, which have not been converted to fixed rate debt through the use of interest rate swaps, a 10% change in variable interest rates would have resulted in a $1.4 million change in pre-tax earnings.

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

           In conjunction with our internal auditors, we are continuing to review, evaluate, document and test our internal controls and procedures as required under section 404 of the Sarbanes-Oxley Act and may identify additional areas where disclosure and corrective measures are advisable or required.

           As reported in our 2003 Form 10-K, we have assigned the highest priority to the short and long-term correction of the internal control deficiencies that have been identified and are taking the steps necessary to strengthen our internal controls and to address their deficiencies. Among other things, we have taken and are taking the following remedial measures:

1.	We have implemented new procedures relating to the communication of information between management and all levels of our company, including our internal accountants and external auditors, to ensure proper reporting and disclosure. These steps include regular meetings of a committee of senior management, known as the Office of the President, which generally includes a member of the Audit Committee, to discuss important topics such as new business, financing, accounting and personnel matters, and the formation of a Disclosure Committee to ensure that information required to be disclosed pursuant to SEC rules is made known to the appropriate individuals at the Company.

2.	Our former general counsel, Arthur Burns has rejoined us as full time Executive Vice President and General Counsel residing in our New York office. Mr. Burns is a member of our Board of Directors.

3.	An experienced financial and leasing executive, James Walsh, a former financial executive at GE Capital Corporation and General Electric Company, joined us during November, 2003, and was appointed Executive Vice President and Chief Financial Officer in early 2004.

4.	We have hired eight additional accountants, and will continue to hire additional experienced personnel in the accounting department, and are planning additional training for our accounting staff. We have also hired an experienced tax professional who is also a certified public accountant to improve our skills base in that critical area. A search is underway for a Vice President - Internal Audit and a Vice President - Financial Planning and Analysis.

5.	We have added staff in several other areas, including insurance, accounts receivable, customer service and the legal department.

6.	We have engaged J.H. Cohn, an independent accounting and consulting firm, as our internal auditors, and have been working closely with them to identify and correct weaknesses in our internal controls and procedures and to develop an accounting policies and procedures manual and to test the effectiveness of our internal controls. Remedial actions are in process in all areas where such actions have been deemed necessary.

7.	We are improving the quality of our file maintenance and record retention for completed transactions.

8.	We are in the process of testing an upgrade to our accounting system for recording and tracking direct financing lease transactions, which we expect to be fully operational in the first quarter of 2005. We have negotiated a contract for a disaster recovery hotsite facility, and are in the process of developing a formal disaster recovery plan. We are committed to upgrading and enhancing other aspects of our information systems, including encryption procedures and other security measures, as required.

9.	Our Board of Directors appointed a corporate governance committee and has adopted and implemented a comprehensive set of corporate governance documentation, including a revised Board of Directors Charter, revised Audit Committee Charter, a Code of Business Conduct and Ethics, a Whistleblower and Nonretaliation Policy, and a Disclosure Committee Charter.

10.	We have designated an employee to communicate with all related parties on a quarterly basis to determine if new related party transactions have been completed. In addition, we are canvassing all executive officers on a quarterly basis and all other employees on an annual basis to ensure that any new related party transactions are identified, reviewed, and reported where appropriate. We have also assigned a member of our accounting department having knowledge of the relevant disclosure standards the responsibility for monitoring transactions on an ongoing basis to identify any related party transactions.

11.	We have implemented a procedure to review intercompany accounts on a regular basis to identify appropriate intercompany eliminations.

12.	We have implemented additional manual controls to properly account for billings to customers for damage they cause to our equipment and the costs associated with these repairs. In addition, we are hiring additional personnel that will focus on the timely recognition of impairment related to chassis.

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

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                 Exhibit 10:      Material Contracts

                                  (58)     Amended and Restated Credit Agreement dated as of
                                           November 1, 2004 among Interpool Container Funding, SRL,
                                           the Company and Fortis Bank (Nederland) N.V.

                 Exhibit 99:      Press Releases dated:

                                  (1) 04/06/04         Interpool, Inc. to Webcast Investor Update.
                                  (2) 04/29/04         Interpool Files September 2003 Form 10-Q
                                                       with Securities and Exchange Commission.
                                  (3) 05/04/04         Interpool, Inc. Announces Third Quarter 2003
                                                       Investor Update Conference Call.
                                  (4) 06/16/04         Interpool, Inc. to hold Monthly Investor
                                                       Update Conference Call.
                                  (5) 06/16/04         Interpool, Inc. to Pay Cash Dividend on
                                                       Common Stock.

                           (b)      Reports on Form 8-K:

                                    No reports were filed on Form 8-K during the second quarter 2004

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2004	INTERPOOL, INC. By /s/ Martin Tuchman Martin Tuchman Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Director (Principal Executive Officer)

Dated: November 12, 2004	INTERPOOL, INC. By /s/ James F. Walsh James F. Walsh Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Filed with Interpool, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004

10.58 —	Amended and Restated Credit Agreement dated as of November 1, 2004 among Interpool Container Funding, SRL, the Company and Fortis Bank (Nederland) N.V.

31.1 —	Certification of Martin Tuchman.

31.2 —	Certification of James F. Walsh.

32.1 —	Certification of Martin Tuchman.

32.2 —	Certification of James F. Walsh.

99.1 —	Press Release dated April 6, 2004.

99.2 —	Press Release dated April 29, 2004.

99.3 —	Press Release dated May 4, 2004.

99.4 —	Press Release dated June 16, 2004.

99.5 —	Press Release dated June 16, 2004.