Form 10-Q
period 2004-09-30
INTERPOOL INC
filed 2004-12-27
CIK 898777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2004

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

As of December 1 2004, there were 27,384,421 shares of common stock, $.001 par value outstanding.

INTERPOOL, INC. AND SUBSIDIARIES

INDEX

Page No.

Part I - Financial Information--Interpool, Inc. and Subsidiaries	1

Item 1: Financial Statements	1

Unaudited Condensed Consolidated Balance Sheets--September 30, 2004 and December 31, 2003	3

Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2004 and 2003 (Restated)	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 (Restated)	5

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity at December 31, 2003 and the Nine Months Ended September 30, 2004	6

Notes to Condensed Consolidated Financial Statements	7

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3: Quantitative and Qualitative Disclosures About Market Risk	50

Item 4: Controls and Procedures	52

Part II - Other Information	57

Item 1: Legal Proceedings	57

Item 6. Exhibits and Reports on Form 8-K	57

Signatures	60

Exhibits	61

Certifications	63

PART I - FINANCIAL INFORMATION
INTERPOOL, INC. AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

          The Condensed Consolidated Financial Statements as of September 30, 2004 (unaudited) and December 31, 2003 and for the three and nine months ended September 30, 2004 (unaudited) and 2003 (unaudited) (the “Condensed Consolidated Financial Statements”) of Interpool, Inc. and Subsidiaries (the “Company” or the “Registrant”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s December 31, 2003 Annual Report on Form 10-K (the “2003 Form 10-K”). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

          As discussed in the Company’s 2003 Form 10-K, the Company restated its financial statements for the first three quarters of 2003. The Company concluded that this restatement was necessary while preparing for its 2003 annual audit in July 2004. For further information regarding this restatement, see Note 2 to the Condensed Consolidated Financial Statements. All financial information for the three and nine months ended September 30, 2003 included in this Quarterly Report on Form 10-Q gives effect to the restatement.

           During the preparation of the third quarter of 2004 financial statements, the Company uncovered an immaterial error related to financial statements not part of any current filing, which has been reported as an adjustment to opening retained earnings. For further information regarding this adjustment, see Note 3 to the Condensed Consolidated Financial Statements. All financial information included in this Quarterly Report on Form 10-Q gives effect to the adjustment.

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

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts) (Unaudited)

                                                                                                                  December 31,
                                                                                               September 30,         2003
                                                                                                    2004          As Adjusted
                                                                                               -------------      -------------
ASSETS

CASH AND CASH EQUIVALENTS                                                                         $263,759          $141,019
MARKETABLE SECURITIES, available for sale at fair value                                                 24                24
ACCOUNTS RECEIVABLE, less allowance of $13,978 and $16,358, respectively                            71,447            69,055
NET INVESTMENT IN DIRECT FINANCING LEASES                                                          366,095           426,815
OTHER RECEIVABLES, net                                                                               3,968            25,485
LEASING  EQUIPMENT,  net of accumulated  depreciation  and amortization
     of $535,321 and $521,874, respectively                                                      1,596,279         1,636,716
OTHER ASSETS                                                                                        67,968            73,922
                                                                                                 ---------         ---------
TOTAL ASSETS                                                                                    $2,369,540        $2,373,036
                                                                                                 =========         =========

LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                             $148,005          $198,062
INCOME TAXES                                                                                        50,463            37,759
DEFERRED INCOME                                                                                      2,548             2,704
DEBT AND CAPITAL LEASE OBLIGATIONS
     Due within one year                                                                           432,168           219,192
     Due after one year                                                                          1,268,320         1,496,495
                                                                                                 ---------         ---------
         TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS                                                1,700,488         1,715,687

TOTAL LIABILITIES                                                                               $1,901,504        $1,954,212
                                                                                                 ---------         ---------

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES                                                         37,837            35,184
                                                                                                 ---------         ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
     Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued                     ---                ---
     Common stock, par value $.001 per share; 100,000,000 shares authorized,
       27,604,746 issued at September 30, 2004 and 27,602,452 issued at December 31, 2003               28                28
     Additional paid-in capital                                                                    127,892           128,538
     Unamortized deferred compensation-stock grants                                                   (575)           (1,184)
     Treasury stock, at cost, 225,900 shares at September 30, 2004 and December 31, 2003            (2,229)           (2,229)
     Retained earnings                                                                             313,812           272,815
     Accumulated other comprehensive loss                                                           (8,729)          (14,328)
                                                                                                 ---------         ---------
TOTAL STOCKHOLDERS' EQUITY                                                                         430,199           383,640
                                                                                                 ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $2,369,540        $2,373,036
                                                                                                 =========         =========

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these balance sheets.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share and per share amounts) (unaudited)

                                                                        Three Months Ended             Nine Months Ended
                                                                           September 30,                 September 30,
                                                                           -------------                 -------------

                                                                          2004           2003            2004       2003
                                                                          ----           ----            ----       ----
                                                                                     (Restated)                  (Restated)
                                                                                     ----------                  --------------

REVENUES,  including income  recognized on direct financing leases      $98,755        $95,815      $290,383       $277,179
   of $9,935, $11,404, $31,298 and $34,037, respectively                -------        -------      --------       ---------

COSTS AND EXPENSES:
  Lease operating and administrative expenses                            32,143         39,013        92,082         92,139
  Provision for doubtful accounts                                           183            708         1,287          2,846
  Fair value adjustment for derivative instruments                         (270)          (103)       (1,305)          (484)
  Depreciation and amortization of leasing equipment                     22,423         22,414        67,974         66,894
  Impairment of leasing equipment                                           747          1,157         4,160          6,520
  (Income)/losses  for investments  accounted for under the equity
  method                                                                   (186)           891          (570)         1,501
  Gain on settled insurance litigation                                       ---           ---        (6,267)           ---
  Other income, net                                                      (5,303)           (65)       (9,964)        (2,168)
  Interest expense                                                       26,983         26,989        81,654         78,427
  Interest income                                                          (676)          (976)       (1,865)        (3,226)
                                                                           -----          -----       -------        -------
                                                                         76,044         90,028       227,186        242,449
                                                                         -------        -------      --------       --------
Income before minority  interest  expense and provision for income
  taxes                                                                  22,711          5,787        63,197         34,730
MINORITY INTEREST EXPENSE, NET                                           (2,678)          (452)       (5,481)        (1,374)
                                                                         -------          -----       -------        -------
Income before provision for income taxes                                 20,033          5,335        57,716         33,356
PROVISION/(BENEFIT) FOR INCOME TAXES                                      4,216         (1,211)       11,151          2,705
                                                                          ------        -------       ------          ------
NET INCOME                                                              $15,817         $6,546       $46,565        $30,651
                                                                        ========        =======      =======        ========

NET INCOME PER SHARE:
     Basic                                                                 $0.58          $0.24      $1.70           $1.12
                                                                           =====          =====      =====           =====
     Diluted                                                               $0.53          $0.23      $1.57           $1.06
                                                                           =====          =====      =====           =====
WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
     Basic                                                                27,379         27,376     27,378          27,361
                                                                          ======         ======     ======          ======
    Diluted                                                               30,828         29,129     30,567          30,390
                                                                          ======         ======     ======          ======

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands) (unaudited)

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                                    2004           2003
                                                                                                   ------        --------
                                                                                                               (Restated)
                                                                                                               -----------
CASH FLOWS
FROM OPERATING ACTIVITIES:

Net income                                                                                          $46,565       $30,651
Adjustments to reconcile net income to net cash provided by operating activities --
    Depreciation and amortization                                                                    71,408        67,423
    Impairment of leasing equipment                                                                   4,160         6,520
    Restricted stock grant expense                                                                       64           181
    Gain on settled insurance litigation                                                             (6,267)          ---
    (Gain)/loss on sale of leasing equipment                                                           (415)        1,420
    Gain on sale of leasing equipment for resale                                                     (9,093)       (2,183)
    Loss on sale of marketable securities                                                               ---            26
    Provision for doubtful accounts                                                                   1,287         2,846
    Fair value adjustment for derivative instruments                                                 (1,305)         (484)
    (Income)/loss on investment accounted for under the equity method                                  (570)        1,501
    Other, net                                                                                       19,985       (13,083)
                                                                                                     -------      --------
         Net cash provided by operating activities                                                  125,819        94,818
                                                                                                    -------       --------
CASH FLOWS FROM
INVESTING ACTIVITIES:

Acquisition of leasing equipment                                                                    (68,170)     (104,592)
Proceeds from dispositions of leasing equipment                                                      22,512        12,068
Purchase of leasing equipment for resale                                                            (71,277)      (21,047)
Proceeds from disposal of leasing equipment for resale                                               78,921        23,230
Investment in direct financing leases, net of income earned                                         (37,392)      (76,060)
Cash collections on direct financing leases                                                          68,768        54,463
Purchase of marketable securities                                                                       ---           (10)
Proceeds from minority interest in subsidiary                                                           ---           500
Sales and matured marketable securities and other investing activities                                  ---         1,468
                                                                                                        ---         ------
         Net cash used for investing activities                                                      (6,638)     (109,980)
                                                                                                     -------     ---------
CASH FLOWS
FROM FINANCING ACTIVITIES:

Proceeds from issuance of debt                                                                      266,025       149,460
Payment of long-term debt and capital lease obligations                                            (214,840)     (147,180)
Borrowings of revolving credit lines                                                                 21,500        78,500
Repayment of revolving credit lines                                                                 (65,384)      (48,500)
Dividends paid                                                                                       (3,742)       (4,493)
                                                                                                     -------       -------
        Net cash provided by financing activities                                                     3,559        27,787
                                                                                                      -----        ------
Net increase in cash and cash equivalents                                                           122,740        12,625
CASH AND CASH EQUIVALENTS, beginning of period                                                      141,019       170,613
                                                                                                    -------       -------
CASH AND CASH EQUIVALENTS, end of period                                                           $263,759      $183,238
                                                                                                   ========      ========
Cash paid for interest                                                                              $86,313       $84,075
                                                                                                    =======       =======
Cash paid for taxes                                                                                  $1,000          $906
                                                                                                     ======          ====

Supplemental disclosure of
non-cash investing activities:

Direct financing leases financed through capital lease obligations                                     $---        $4,397
                                                                                                       =====       ======
Transfers from leasing equipment to direct financing leases                                          $9,004       $13,153
                                                                                                     ======       =======
Transfers from direct financing leases to leasing equipment                                          $6,970        $2,898
                                                                                                     ======        ======

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AT DECEMBER 31, 2003 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(dollars and shares in thousands)
(unaudited)

                             Common Stock                                                   Acum.
                           ------------------                                                   Other                     Total
                                                Additional   Unamortized                        Comp.                     Share-
                           Outstanding   Par    Paid-in      Deferred    Treasury   Retained    Income    Comprehensive   holder's
                             Shares     Value   Capital    Compensation   Stock     Earnings    (Loss)     Income         Equity
                           ----------   -----   ---------  ------------   -------   --------    ------    ------------    -----------

BALANCE, December 31, 2003,
as previously reported        27,377      28     128,538       (1,184)    (2,229)     272,012   (14,328)                 382,837

Adjustment
(see Note 3)                    ---      ---         ---          ---        ---          803       ---                      803

BALANCE, December 31, 2003,
as adjusted                  27,377       28     128,538       (1,184)    (2,229)     272,815   (14,328)                 383,640

Net income                     ---         ---       ---          ---        ---       46,565       ---      46,565       46,565

Other comprehensive income     ---         ---       ---          ---        ---         ---      5,599       5,599        5,599
                                                                                                             ------
Comprehensive income                                                                                         52,164
                                                                                                             =======
Restricted stock award           2         ---       371         (371)       ---         ---                                 ---

Amortization of restricted
stock award                    ---         ---       ---           64        ---         ---        ---                       64

Forfeitures restricted
stock award                    ---         ---    (1,017)         916        ---         ---        ---                     (101)

Cash dividends declared:

  Common stock, $0.1875 per
  share                        ---         ---        ---         ---        ---       (5,568)      ---                   (5,568)

BALANCE, September 30, 2004  27,379         $28   $127,892       $(575)    $(2,229)   $313,812  $(8,729)                $430,199
                              ======         ===   ========       =====     =======    ======== =======                 ========

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

Note 1 - Nature of Operations and Accounting Policies

A.     Basis of Presentation

          The Condensed Consolidated Financial Statements of Interpool, Inc. and Subsidiaries (the “Company”) as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003 (the “Condensed Consolidated Financial Statements”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company has made certain reclassifications to prior balances to conform to the current year presentation. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s December 31, 2003 Annual Report on Form 10-K (the “2003 Form 10-K”). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

          As discussed in the Company’s 2003 Form 10-K, the Company restated its financial statements for the first three quarters of 2003. The Company concluded that this restatement was necessary while preparing for its 2003 annual audit in July 2004. For further information regarding this restatement, see Note 2 to the Condensed Consolidated Financial Statements. All financial information for the three and nine months ended September 30, 2003 included in this Quarterly Report on Form 10-Q gives effect to the restatement.

           During the preparation of the third quarter of 2004 financial statements, the Company uncovered an immaterial error related to financial statements not part of any current filing, which has been reported as an adjustment to opening retained earnings. For further information regarding this adjustment, see Note 3 to the Condensed Consolidated Financial Statements. All financial information included in this Quarterly Report on Form 10-Q gives effect to the adjustment.

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

           The Company’s container leasing operations are conducted through its subsidiary, Interpool Limited, a Barbados corporation. Profits of Interpool Limited from container leasing operations are exempt from federal taxation in the United States. These profits are subject to Barbados tax at rates that are substantially lower than the applicable rates in the United States. For further information regarding the United States and Barbados income tax treaty, see Note 8 - July 2004 Protocol to the United States and Barbados Tax Treaty to the Condensed Consolidated Financial Statements.

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

D.     Net Income Per Share

           Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period (which is net of treasury shares). Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options and warrants and the un-vested portion of restricted stock grants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price for the period. Stock options and warrants that do not have a dilutive effect (because the exercise price is above the market price) are not included in the diluted income per share. Warrants to purchase 43,658 shares were not dilutive for the nine months ended September 30, 2004 and were not included in diluted earnings per share. For the three months ended September 30, 2004 and the three and nine months ended September 30, 2003 all stock options and warrants to acquire common shares are dilutive. Unvested restricted stock grants were dilutive for the three and nine months ended September 30, 2004 and the three months ended September 30, 2003 but did not have a dilutive effect to earnings per share (“EPS”) for the nine months ended September 30, 2003. The convertible redeemable subordinated debentures issued by the Company in December 2002, January 2003 and February 2003 were dilutive for the three and nine months ended September 30, 2004 and the nine months ended September 30, 2003 but did not have a dilutive effect to EPS for the three months ended September 30, 2003.

           A reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

                                                              Three Months                  Nine Months
                                                                  Ended                        Ended
                                                              September 30,                September 30,
                                                              -------------               --------------
                                                          2004         2003           2004           2003
                                                         ------       -------        -------       -------
                                                                    (Restated)                   (Restated)
                                                                    ----------                   ----------

Numerator
      Net Income - Basic EPS                              $15,817        $6,546        $46,565       $30,651
      Interest expense on convertible debentures,
      net of tax of $344, $0, $1,032 and $988,
      respectively                                            516           ---          1,548         1,483
                                                           ------       -------        -------       -------
      Net Income - Diluted EPS                            $16,333        $6,546        $48,113       $32,134
                                                          =======        ======        =======       =======

Denominator
      Weighted average common shares
      outstanding-Basic                                    27,379        27,376         27,378        27,361
      Dilutive stock options and warrants                   1,954         1,744          1,697         1,578
      Dilutive convertible debentures                       1,487           ---          1,487         1,451
      Dilutive restricted stock grants                          8             9              5           ---
                                                           ------       -------        -------       -------
      Weighted average common shares
      outstanding-Diluted                                  30,828        29,129         30,567        30,390
                                                          =======        ======         ======        ======
Earnings per common share
      Basic                                                 $0.58         $0.24          $1.70         $1.12
                                                          =======        ======         ======        ======
      Diluted                                               $0.53         $0.23          $1.57         $1.06
                                                          =======        ======         ======        ======

E.     Comprehensive Income

          Comprehensive income consists of net income or loss for the current period and gains or losses that have been previously excluded from the income statement and were only reported as a component of equity.

           The tax effect of other comprehensive income/(loss) is as follows:

                                                                               Before Tax           Tax          Net of
Nine Months Ended September 30, 2004                                             Amount            Effect      Tax Amount
                                                                                 ------            ------      ----------
Unrealized holding gains/(losses) arising during the period:
Cumulative foreign currency translation adjustment                                  $(33)            $12         $(21)
Swap agreements                                                                    7,900          (2,280)       5,620
                                                                                   -----          -------       ------
                                                                                  $7,867         $(2,268)      $5,599
                                                                                   =====          =======       ======

                                                                                  Before Tax         Tax          Net of
Nine Months Ended September 30, 2003                                               Amount          Effect       Tax Amount
                                                                                   ------          ------      ----------
Unrealized holding gains arising during the period:
Marketable securities (1)                                                           $37           $(13)            $24
Other investment securities                                                          38            (13)             25
Swap agreements                                                                   6,640         (2,102)          4,538
                                                                                  -----         -------          ------
                                                                                 $6,715        $(2,128)         $4,587
                                                                                  =====         =======         ======
(1)  Amounts are net of losses on sales of marketable securities of $26
     (before income tax effect of $1) recognized in the income statement.

The components of accumulated other comprehensive loss, net of taxes, are as follows:

                                                                    September 30, 2004            December 31, 2003
                                                                    ------------------            -----------------
Cumulative foreign currency translation adjustment                      $   (18)                    $     3
Swap agreements                                                          (8,711)                     (14,331)
                                                                         --------                    ---------
                                                                        $(8,729)                    $(14,328)
                                                                        ========                    ==========

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

                                                          Three Months Ended                 Nine Months Ended
                                                            September 30,                     September 30,
                                                          -------------------               -------------------
                                                       2004             2003             2004            2003
                                                      -----            -----            -----           ------
                                                                     (Restated)                      (Restated)
                                                                     ---------                       ----------

Net income, as reported                              $15,817            $6,546          $46,565         $30,651
Add:  Stock based employee compensation expense
included in net income, net of related tax
effects                                                  367               343              394             435
                                                       -----             -----            -----          ------
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects              (375)             (350)            (418)           (496)
                                                       -----             -----            -----          ------
Pro forma net income                                 $15,809            $6,539          $46,541         $30,590
                                                     =======            ======          =======         =======
Earnings per share:
Basic-as reported                                      $0.58             $0.24            $1.70           $1.12
                                                       =====             =====            =====           =====
Basic-pro forma                                        $0.58             $0.24            $1.70           $1.12
                                                       =====             =====            =====           =====
Diluted-as reported                                    $0.53             $0.23            $1.57           $1.06
                                                       =====             =====            =====           =====
Diluted-pro forma                                      $0.53             $0.23            $1.57           $1.06
                                                       =====             =====            =====           =====

           This pro forma impact takes into account all options granted under the plan. No options were granted by the Company in 2004 or 2003.

           On January 2, 2004, under the Company’s Deferred Bonus Plan, the Company granted to eligible employees 27,259 shares of restricted stock that had a fair value of $13.60 per share at the grant date. The number of shares of restricted stock awarded was calculated by dividing the dollar value of the stock portion of the bonus by the average stock price for the last 10 trading days ending on December 31 of the grant year. Additional restricted stock was awarded based on the vesting period selected by the employee. If the five-year vesting period was selected, the shares awarded were increased by 10%. If the ten-year vesting period was selected, the shares awarded were increased by 30%. These grants cliff vest in equal installments upon continued service over either the five or ten year period elected by the employee. At the date of grant, $371 of deferred compensation was credited to paid-in capital with an offset to unamortized deferred compensation–stock grant in the equity section of the Condensed Consolidated Balance Sheet. Compensation cost is recognized ratably over the vesting periods during which the related employee service is rendered. During the first quarter of 2004, our Chief Executive Officer elected to voluntarily relinquish his entire 2002 bonus. This resulted in the forfeiture of 60,407 unvested shares of restricted stock valued at $1,017. This forfeiture resulted in the reversal of $916 of previously recorded unamortized deferred compensation expense, as well as the reversal of previously recorded compensation expense of $101. Excluding the reversal of previously recorded compensation expense related to this forfeiture, compensation expense for the three and nine months ended September 30, 2004 was $21 and $64, respectively. Compensation expense for the three and nine months ended September 30, 2003 was $60 and $181, respectively. The unamortized deferred compensation remaining in stockholders equity was $575 at September 30, 2004. In September 2004, the Board of Directors terminated the Deferred Bonus Plan. All stock previously issued under this Plan will continue to be subject to the terms of the Plan. However, future bonuses will not be subject to the terms of the Deferred Bonus Plan.

           On July 1, 2004, in connection with employment agreements with certain executive officers, the company granted common stock appreciation rights (“SARS”) that provide for the grantees to receive cash payments measured by any appreciation in the market price of the common stock over a specified base price. The Company granted such stock appreciation rights with respect to a total of 275,000 share units at a base price of $14.05. The $14.05 base price reflected the price on the over-the-counter market on February 20, 2004, the business day before the date on which the terms of the stock appreciation rights were fixed. The grant of stock appreciation rights was subsequently ratified by the Board of Directors on March 30, 2004, by which time the closing price of the Company’s common stock had increased to $15.00. At July 1, 2004, the date the employment agreements became effective, the most recent closing stock price of the Company’s common stock was $16.55. Under the terms of the employment agreements, a total of 260,000 of these stock appreciation rights will vest in 2005 (or earlier upon a change in control) with the remaining 15,000 rights vesting in three equal installments on December 31, 2006, 2007 and 2008. Upon vesting, these stock appreciation rights may be exercisable at any time prior to the expiration of the earlier of 10 days following the termination of the employee or June 30, 2014.

           FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, requires interim calculations of the amount of compensation expense inherent in the SARS (variable plan accounting). This amount is equal to the increase in the quoted market price since date of grant or award multiplied by the total number of rights outstanding. Compensation expense is recognized ratably over the vesting periods during which the related employee service is rendered. At September 30, 2004, the quoted market price of the Company’s common stock was $18.70. Compensation expense for the three and nine months ended September 30, 2004 was $495 and is included in lease operating and administrative expense on the Condensed Consolidated Statements of Income.

G.     Credit Risk

           At September 30, 2004, approximately 48% (47% at December 31, 2003) of accounts receivable and 71% (71% at December 31, 2003) of the net investment in direct financing leases were from customers outside of the United States.

           During the nine months ended September 30, 2004, the Company’s top 25 customers represented approximately 75% of its consolidated billings, with no single customer accounting for more than 7.7%. For the same period in the prior year, the Company’s top 25 customers represented approximately 73% of its consolidated billings with no single customer accounting for more than 7.8%.

H.     Adoption of New Accounting Standards

           In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). This statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities in the statement of financial position. This pronouncement requires the Company to display its outstanding Preferred Capital Securities issued in 1997 (previously described as “Company-Obligated Mandatorily Redeemable Preferred Securities in Subsidiary Grantor Trusts”) within the debt section on the face of the Condensed Consolidated Balance Sheets and show the related expense with interest expense on a pre-tax basis. There was no modification of the terms of the Capital Securities and no impact on net income upon adoption. This pronouncement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the provisions of SFAS 150, relating to certain mandatorily redeemable non-controlling interest, were deferred indefinitely. The adoption of these delayed provisions is not expected to materially affect the Company’s consolidated financial statements.

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

Note 2 - Restatement of Previously Issued Financial Statements

           During its 2003 year-end closing procedures, the Company identified a number of deficiencies in the internal controls over accounting and reporting for certain transactions. As a result, the Company restated the Condensed Consolidated Financial Statements for the unaudited interim periods for the first three quarters in 2003. The Company determined that the effect of these deficiencies in internal controls on years ended prior to January 1, 2003 was not material. The restated financial statements for the three and nine months ended September 30, 2003 are included in these Condensed Consolidated Financial Statements.

           The following tables set forth the effects of the restatement adjustments on income before taxes, net income and the basic and diluted earnings per share for the three and nine months ended September 30, 2003. The restatement adjustments are discussed in the “Description of Restatement Items” section following the tables below.

                                                         Three Months Ended September 30, 2003 (unaudited)
                                                         -------------------------------------------------

                                                                                       Net Income
                                                                           Net         Per Share      Net Income Per
                                               Income before taxes       Income         (Basic)      Share (Diluted)
                                               -------------------       ------         -------      ---------------

Previously Reported                                     $4,760            $6,117          $0.22             $0.21

Rebill equipment repairs                                   382               229           0.01              0.01
Chassis impairment                                         (88)              (53)          ---                ---
Lease accounting                                           231               223           0.01              0.01
Other                                                       50                30           ---                ---
                                              ----------------------- -------------- --------------- -----------------
Net restatements                                           575               429           0.02              0.02
                                              ----------------------- -------------- --------------- -----------------
As restated                                             $5,335            $6,546          $0.24             $0.23
                                              ======================= ============== =============== =================

                                                         Nine Months Ended September 30, 2003 (unaudited)
                                                         ------------------------------------------------

                                                                                       Net Income
                                                                           Net         Per Share      Net Income Per
                                               Income before taxes       Income         (Basic)      Share (Diluted)
                                               -------------------       ------         -------      ---------------

Previously Reported                                    $29,979           $28,165          $1.03             $0.97

Rebill equipment repairs                                 3,068             1,841           0.07              0.07
Chassis impairment                                      (1,100)             (660)         (0.02)            (0.02)
Lease accounting                                         1,260             1,216           0.04               0.04
Other                                                      149                89           ---                ---
                                              ----------------------- -------------- --------------- -----------------
Net restatements                                         3,377             2,486           0.09              0.09
                                              ----------------------- -------------- --------------- -----------------
As restated                                            $33,356           $30,651          $1.12             $1.06
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

Lease Accounting

           As noted in the Company’s Form 10-K for the year ended December 31, 2003, the lease accounting system used to account for direct financing leases was inadequate in providing the necessary data for the amortization of the leases and the recognition of revenue. As a result, the Company continues to perform manual calculations for all financing leases until the new finance lease system is implemented. A number of these manual calculations were not initially performed correctly during the nine months ended September 30, 2003, and were subsequently corrected during the fourth quarter of 2003. The Company is in the process of implementing a new finance lease system to handle the accounting for leases.

Other

           The Company made other adjustments to previously recorded estimates. These adjustments were individually not material and increased pretax income by $50 and $149 for the three and nine months ended September 30, 2003.

Income Tax Expense

           The change in the provision for income taxes due to the adjustments described above increased the provision for income taxes by $146 and $891 for the three and nine months ended September 30, 2003.

Note 3 - Adjustment to Opening Retained Earnings

           During the fourth quarter of 2004, the Company sold certain assets (with a book value of approximately $1,865) of CTC Container Trading (U.K.) Limited (“CTC”), a wholly-owned subsidiary which leased specialized cargo carrying units and other equipment for use by companies operating in the North Sea. While quantifying the approximate impact related to this sale, the Company noted that there was an elimination entry of approximately $803, net of tax, in the Interpool Limited consolidation related to CTC. This entry reduced retained earnings with a comparable reduction to leasing equipment. The entry originated when Interpool Limited sold container equipment to CTC at a profit prior to 1994. The elimination entry was recorded to eliminate the inter-company profits generated from the sale of the equipment. The inter-company profit included in the elimination entry should have been amortized over the period the equipment was being depreciated by CTC using the higher book values. No such amortization ever took place. The depreciation would have ended prior to any period being reported on by the Company in this Form 10-Q or in the December 31, 2004 Form 10-K. The effect of this error was to understate earnings during the period that the equipment was being depreciated. The Company determined the impact of this error should be reported as an adjustment to opening retained earnings.

Income Tax Expense

           The change in the provision for income taxes due to the correction of the errors described above increased the provision for income taxes by $146 and $891 for the three and nine months ended September 30, 2003.

Note 4 - Debt and Capital Lease Obligations

           The following table summarizes the Company’s debt and capital lease obligations as of September 30, 2004 and December 31, 2003:

                                                                         September 30, 2004      December 31, 2003
                                                                         ------------------      -----------------
Capital lease obligations payable in varying amounts through
2018                                                                        $269,014               $325,258
Chassis Securitization Facility, interest at 5.47% and 5.59% at
  September 30, 2004 and December 31, 2003, respectively
      Warehouse facility                                                      22,490                 25,490
      Debt obligation                                                         61,417                 86,413
      Capital lease obligation                                               400,117                404,674
Revolving credit facility, interest rate at 3.66% and 3.09% at
  September 30, 2004 and December 31, 2003, respectively                     158,611                193,495
Revolving credit facility CAI, interest rate at 3.36% and
   3.37% at September 30, 2004 and December 31, 2003,                         78,000                 87,000
    respectively
Container securitization facility, interest at 6.71% and 6.50% at
  September 30, 2004 and December 31, 2003, respectively                      36,796                 76,564
6.0% Notes due 2014 (unsecured) net of unamortized
   discount of $22,435 at September 30, 2004                                 127,565                    ---
7.35% Notes due 2007 (unsecured)                                             115,395                147,000
7.20% Notes due 2007 (unsecured)                                              45,335                 62,825
9.25% Convertible redeemable subordinated debentures,
   mandatory redemption 2022 (unsecured)                                      37,182                 37,182
9.875% Preferred capital securities due 2027 (unsecured)                      75,000                 75,000
Notes and loans payable with various rates ranging from
   3.60% to 9.77% and maturities from 2004 to 2010                           273,566                194,786
                                                                             -------                -------
Total Debt and Capital Lease Obligations                                   1,700,488              1,715,687
                                                                           ---------              ---------
   Less Current Maturities                                                   432,168                219,192
Total Non-Current Debt and Capital Lease Obligations                      $1,268,320             $1,496,495
                                                                          ==========             ==========

          Debt Modifications: In January and February 2004, in connection with obtaining necessary amendments under the revolving credit facility due to the late filing of the Company’s periodic reports with the SEC and the restatement of its past financial statements, the Company agreed, among other things, to reduce advance rates under this revolving facility, to add several events of default, to increase the interest rate margin, and to maintain specified levels of unrestricted cash and cash equivalents until delinquent SEC filings are made. Subsequent to January 9, 2004 (the date the Company filed its 2002 Form 10-K), the Company was obligated to maintain unrestricted cash and cash equivalents of at least $60,000 at all times and at least $67,500 as of the last business day of the month until completion and filing of all delayed financial statements for 2003 and 2004. This minimum cash requirement was also adopted in the waivers of the container securitization and one other loan agreement. In conjunction with the waiver received during February 2004, the Company replaced its annual amortization payment with monthly amortization payments under its revolving credit facility beginning in March 2004. The related minimum cash requirement was subsequently reduced dollar-for-dollar with the amortization payments. At September 30, 2004 the minimum cash requirement was $41,872. The revolving credit facility was repaid in full on November 1, 2004 and replaced by a facility with another lender. See Note 9 – Subsequent Events – Financing Activities. The requirement to maintain certain levels of unrestricted cash was eliminated for all facilities when the revolving credit facility and one other facility were repaid in full during November 2004.

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

           As required by waivers previously received from its lenders, the Company completed its 2004 periodic Form 10-Q filings with the SEC before December 31, 2004. The Company has also received permanent waivers from certain of its financial institutions with respect to key-man and certain other provisions.

           New Financings: During the nine months ended September 30, 2004, the Company entered into new financing arrangements totaling $291,025 of which $266,025 was utilized. The new debt utilized during the nine months ended September 30, 2004 consisted of notes and loans with installments payable in varying amounts through 2014 and various interest rates ranging from 4.3% to 7.5%. One commitment for $25,000 was not utilized at September 30, 2004. This commitment will be open until March 31, 2005, after which any unfunded amount will expire. Amounts funded under this facility will be amortized over sixty months commencing on the date the actual funding occurs, to a final balloon payment of 20%. The interest rate is LIBOR plus 250 basis points.

           The following financings which are included in the above summary, were completed during the third quarter of 2004;

           The Company successfully completed a secured financing of $15,000 during July of 2004 with installments payable through 2005 at an interest rate of LIBOR plus 2.5%. A portion of the proceeds was used to satisfy a note payable from PCR to an unrelated financial institution, which was guaranteed by the Company for PCR. The remaining proceeds were used for general corporate purposes.

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

           Additionally, on September 14, 2004, the Company entered into a Securities Purchase Agreement pursuant to which it sold $150,000 total principal amount of a new series of 6% notes due 2014 (the “Notes”) in a private transaction with four investors. In connection with the sale of the Notes, the Company also issued to the investors two series of Warrants exercisable for a total of 8,333,333 shares of the Company’s common stock at an exercise price of $18.00 per share (the “Warrants’). The Warrants were valued at $22,500 and recorded in accounts payable and accrued expenses on the Consolidated Balance Sheet, with the offset recorded as a discount on the Notes. This discount will be amortized as interest expense using the effective interest method over the ten-year life of the Notes. The overall interest rate on the Notes, considering the amortization of the discount, is approximately 8.3%. The value of the Warrants will be determined during each accounting period, and adjusted if required. During the period in which the warrants are classified as a liability, any changes in fair value will be reported in the Statement of Income. The first series of Warrants is exercisable at any time for a total of 5,475,768 shares. The second series will become exercisable at any time for a total of 2,857,565 shares, following stockholder approval of such exercise at a special meeting of the Company’s stockholders. The Company also entered into agreements with the investors to file registration statements with the Securities and Exchange Commission, for the benefit of the investors, with respect to the Notes and the Warrants. The terms of the Warrants provide that the exercise price will be paid by the investors to the Company solely in cash except that after the Company has filed a registration statement with the Securities and Exchange Commission relating to the Warrants and underlying common stock, in the event such registration statement has not become effective or is otherwise not available to the Warrant holders if the exercise of the Warrants for cash would not be permitted under the federal securities laws, the exercise price may be paid by tendering a principal amount of 6% Notes equal to the exercise price of the Warrants then being exercised. The sale of the Notes and Warrants pursuant to the Securities Purchase Agreement was made in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act.

           Of the $150,000 in proceeds from the September 14, 2004 sale of the Notes and Warrants, the Company repurchased, at face value, a portion of its outstanding 7.35% notes due 2007 ($31,605) and 7.20% notes due 2007 ($17,490) which were held by the investors. The remaining proceeds are being used for general corporate purposes, including, but not limited to, the purchase of equipment, retirement of debt, potential acquisitions and/or working capital.

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

           The Company intends to hold a special meeting of the Stockholders in the first quarter of 2005 and at that meeting will seek stockholder approval for the exercise of the second series of Warrants. In connection with the sale of the Notes and Warrants, certain of the Company’s significant stockholders, whose combined interest in the Company represents more than 50% of the issued and outstanding shares of the Company’s Common Stock entered into a voting agreement pursuant to which they have agreed to vote to approve the exercise of the second series of Warrants by the investors. In addition, Martin Tuchman, the Company’s Chairman and Chief Executive Officer, Warren Serenbetz, a member of the Company’s Board of Directors, and an entity controlled by members of the Serenbetz’s family agreed to certain restrictions on their ability to transfer shares of the Company’s common stock in private transactions.

           Copies of the Securities Purchase Agreement, the Indenture, the Warrant Agreement, the Notes Registration Rights Agreement and the Investor Rights Agreement were filed as exhibits to the Company’s report on Form 8-K issued September 15, 2004.

           For information about the Company’s sale of additional 6% notes due 2014 during November 2004 see Note 9, Subsequent Events – Financing Activities, to the Condensed Consolidated Financial Statements.

           Covenants: Under the Company’s revolving credit facility (paid in full November 1, 2004) and most of its other debt instruments in effect at September 30, 2004, the Company was required to maintain covenants (as defined) for tangible net worth (the most stringent of which required the Company to maintain tangible net worth of at least $250,000), a fixed charge coverage ratio of 1.5 to 1 and a funded debt to net worth ratio (as defined in the agreement, which is stockholders’ equity plus preferred capital securities, less goodwill) of 4.0 to 1. A financing facility entered into in March 2004, and subsequently amended and expanded on November 1, 2004, includes a requirement that the Company maintain a tangible net worth (as defined in the agreement) of at least $300,000. This facility also has a fixed charge coverage ratio of 1.5 to 1 and a funded debt to tangible net worth ratio of 4.0 to 1. A servicing agreement to which the Company is a party requires that the Company maintain a tangible net worth (as defined in the agreement) of at least $375,000 plus 50% of any positive net income reported from October 1, 2004 forward. At September 30, 2004 the Company was in compliance with these covenants as amended.

           Deferral of Dividend Payment to Board Members: In connection with the Company’s delayed SEC filings and the receipt of waivers from its lenders necessitated by the delayed filings beginning in January 2004, the members of the Company’s Board of Directors and certain of its affiliates who own shares of the Company’s common stock have agreed to defer their receipt of any dividend payments, including those the Company may declare in the future, until the Company is in compliance with all SEC filing requirements. As of September 30, 2004 recorded dividend payments in the amount of $3,488 have been deferred and are included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheet. Upon the filing of this Form 10-Q report with the Securities and Exchange Commission, the Company will have filed all required reports with the SEC. As a result, it is anticipated that all deferred dividend payments will be distributed to the members of the Board of Directors and their affiliates before December 31, 2004.

Note 5 - Segment and Geographic Data

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

       Segment Information
       -------------------

                                                                           Domestic       Computer
                                                           Container      Intermodal      Leasing
         Nine Months Ended September 30, 2004:              Leasing       Equipment      Equipment        Totals
         -------------------------------------              -------       ---------      ---------        ------

Revenues                                                     $136,358        $154,025        $---       $290,383
Lease operating, administrative and other expenses             30,259          61,805         ---         92,064
Depreciation and amortization                                  43,724          24,250         ---         67,974
 Impairment of leasing equipment                                1,358           2,802         ---          4,160
 Gain on settled insurance litigation                          (3,781)         (2,486)        ---         (6,267)
 Other (income)/expense, net and minority interest             (5,509)          1,026         ---         (4,483)
Income for investments under equity method                        ---            (570)        ---           (570)
Interest income                                                (1,135)           (727)         (3)        (1,865)
Interest expense                                               26,558          55,096         ---         81,654
Income before taxes                                            44,884          12,829           3         57,716
Net investment in DFL's                                       281,803          84,292         ---        366,095
Leasing equipment, net                                        713,310         882,969         ---      1,596,279
Equipment purchases                                            82,426          23,136         ---        105,562
Total segment assets                                       $1,167,837      $1,201,676         $27     $2,369,540

                                                                           Domestic       Computer
                                                           Container      Intermodal      Leasing
   Nine Months Ended September 30, 2003 (Restated):         Leasing       Equipment      Equipment        Totals
   ------------------------------------------------         -------       ---------      ---------        ------

Revenues                                                     $129,235        $147,528        $416       $277,179
Lease operating, administrative and other expenses             31,378          63,363        (240)        94,501
Depreciation and amortization                                  43,245          23,649         ---         66,894
Impairment of leasing equipment                                 1,380           5,140         ---          6,520
Other (income)/expense, net and minority interest              (1,872)            921         157           (794)
Loss for investments under equity method                          ---           1,501         ---          1,501
Interest income                                                (2,161)         (1,064)         (1)        (3,226)
Interest expense                                               23,782          54,643           2         78,427
Income before taxes                                            33,483            (625)        498         33,356
Net investment in DFL's                                       319,163          93,146         126        412,435
Leasing equipment, net                                        753,861         894,077         ---      1,647,938
Equipment purchases                                           127,776          52,876         ---        180,652
Total segment assets                                       $1,248,435      $1,171,197      $1,862     $2,421,494

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

Geographic Information
-----------------------
                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                    2004               2003
                                                                    ----               ----
                                                                                    (Restated)
                                                                                    ----------
     REVENUES:
     United States                                               $186,439           $173,933
     International                                                103,944            103,246
                                                                  -------            -------
                                                                 $290,383           $277,179
                                                                 ========           ========
     ASSETS:
     United States                                             $1,389,472         $1,351,997
     International                                                980,068          1,069,497
                                                                  -------          ---------
                                                               $2,369,540         $2,421,494
                                                               ==========         ==========

Note 6 - Derivative Instruments

           The Company’s assets are primarily fixed rate in nature while its debt instruments are primarily floating rate. The Company employs derivative financial instruments (interest rate swap agreements) to effectively convert certain floating rate debt instruments into fixed rate instruments and thereby manage its exposure to fluctuations in interest rates.

           As of September 30, 2004 and December 31, 2003, included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets are liabilities of $24,820 and $34,026, respectively, representing the market value of the Company’s interest rate swap contracts.

           The unrealized pre-tax income on cash flow hedges for the nine months ended September 30, 2004 of $7,900 and the related income tax provision of $2,280 have been recorded by the Company as a component of accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets.

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

           The Company has recorded in the Condensed Consolidated Statements of Income as fair value adjustment for derivative instruments, pre-tax income of $270 and $1,304 for the three and nine month period ended September 30, 2004 resulting from the change in fair value of interest rate swap agreements held which do not qualify as cash flow hedges under SFAS 133. This compares to pre-tax income of $128 and $457 for the three and nine month period ended September 30, 2003. Pre-tax income of $0 and $1 for the three and nine month period ended September 30, 2004 resulting from interest rate swap agreements which qualify as cash flow hedges, but are not perfectly correlated have associated ineffectiveness and have been recorded in the Condensed Consolidated Statements of Income as fair value adjustment for derivative instruments. This compares to pre-tax losses of $25 and pre-tax income of $27 for the three and nine month periods ended September 30, 2003.

           As of September 30, 2004, the Company held 13 interest rate swap agreements with various financial institutions. The aggregate notional balance of the swaps was $471,463 as of September 30, 2004.

           Note 7 - Contingencies and Commitments

           At September 30, 2004 commitments for capital expenditures totaled approximately $125,206 with approximately $62,197 committed for the remainder of fiscal 2004. Approximately $21,003 per year is committed for years 2005, 2006 and 2007, respectively.

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

Pending Governmental Investigations

           Following the Company’s announcement in July 2003 that its Audit Committee had commissioned an internal investigation by special counsel into our accounting, the Company was notified that the SEC had opened an informal investigation of Interpool. As the Company anticipated, this investigation was subsequently converted to a formal investigation and remains pending as of the date this Form 10-Q was filed with the SEC. The New York office of the SEC received a copy of the written report of the internal investigation and has received documents and information from the Company, its Audit Committee and certain other parties pursuant to SEC subpoenas. The Company was advised that the United States Attorney’s office for the District of New Jersey received a copy of the written report of the internal investigation and opened a parallel investigation focusing on certain matters described in the report by the Audit Committee’s special counsel. The Company was informed that Interpool is neither a subject nor a target of the investigation by the U.S. Attorney’s office. The Company is cooperating fully with both of these investigations.

Stockholder Litigation

           In February and March 2004, several lawsuits were filed in the United States District Court for the District of New Jersey, by purchasers of the Company’s common stock naming the Company and certain of its present and former executive officers and directors as defendants. The complaints alleged violations of the federal securities laws relating to the Company’s reported Consolidated Financial Statements for the years ended December 31, 2000 and 2001 and the nine months ended September 30, 2002, which the Company announced in March 2003 would require restatement. Each of the complaints purported to be a class action brought on behalf of persons who purchased the Company’s securities during a specified period. In April 2004, the lawsuits, which seek unspecified amounts of compensatory damages and costs and expenses, including legal fees, were consolidated into a single action with lead plaintiffs and lead counsel having been appointed. The plaintiffs filed a consolidated amended complaint in September 2004, which includes allegations of purported misstatements and omissions in the Company's public disclosures throughout an expanded purported class period from March 31, 1999 through December 26, 2003. In November 2004, the Company filed a motion to dismiss the amended complaint, which is currently pending. In the event the Company's motion to dismiss is denied, the Company would expect to incur additional defense costs typical of this type of class action litigation. The Company intends to vigorously defend this lawsuit but is unable at this time to ascertain the impact this litigation may have on its financial position or results of operations.

           At September 30, 2004, the following guarantees were issued and outstanding:

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

          Contractual Relationships

           The Company entered into a number of operating leases as lessee during 2000 and 2002 in which it guaranteed a portion of the residual value of the leased equipment to the lessor. These leases have terms that expire between 7 and 10 years. If at the end of the lease term the fair market value of the equipment is below the guaranteed residual value in the agreement, the Company is liable for a percentage of the deficiency. The total of these guarantees is $12,405 of which $8,011 could be due in 4 to 5 years, with the remaining $4,394 potentially due in greater than 5 years. As of September 30, 2004 and December 31, 2003, included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets are liabilities of $177 and $144, respectively, representing the accrual for the estimated exposure under these guarantees.

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

          Standby Letters of Credit

           As of September 30, 2004, CAI, a consolidated subsidiary, had two outstanding letters of credit totaling $6,000, which guarantee its obligations under certain operating lease agreements. These letters of credit expire in May, 2005.

           Guarantee of Unconsolidated Affiliate Debt

           Since 2000, the Company has guaranteed PCR debts due to third parties totaling $5,000. At December 31, 2002, with PCR in liquidation, a determination was made that it was probable that the Company would incur costs related to this guarantee. As a result, the Company recorded a liability for $4,429 representing its guarantee of PCR debts, net of amounts collected related to PCR’s liquidation. This amount is included in accounts payable and accrued expenses in the December 31, 2003 Consolidated Balance Sheet. The $5,000 guarantee was paid off through a secured financing arrangement completed by the Company in July 2004.

Settled Insurance Litigation

           In connection with an insurance claim related to the default of a South Korean customer and a subsequent lawsuit filed by the insurance carriers against the Company, on June 17, 2004 the Company signed an agreement settling the lawsuit and its claims under the policy. Under the terms of the settlement agreement, the insurance carriers agreed to pay the Company a total of $26,400 of which $17,390 was received in June 2004 and $9,010 was received in July 2004. In addition, the Company received the right to retain any of the equipment it had recovered since the date of the claim. The Company recognized a pre-tax gain of $6,267 related to the $26,400 settlement of the claim during the three months ended June 30, 2004.

Note 8 - July 2004 Protocol to the United States and Barbados Tax Treaty

           Interpool Limited currently claims treaty benefits under the United States and Barbados income tax treaty (the “Treaty”). The Treaty contains a limitation on benefits provision which denies treaty benefits under certain circumstances. However, Interpool Limited did not fall within the limitation on benefits provision in the Treaty as it existed prior to December 20, 2004.

           On July 14, 2004, the United States and Barbados signed a protocol to the Treaty (the “Protocol”) that contains a more restrictive limitation on benefits provision than the current Treaty does. On October 10, 2004, the United States Senate ratified the Protocol and on December 20, 2004, the government of Barbados also ratified the Protocol, resulting in enactment of the Protocol as of December 20, 2004 (the “Enactment Date”). As a result of enactment, the Protocol will generally be effective for taxable years commencing on or after January 1, 2005. When it becomes effective on January 1, 2005, the Protocol will result in Interpool Limited losing its ability to rely on the Treaty to eliminate current U.S. income tax on its container rental and container sales income until such time as it is able to satisfy the new eligibility requirements as discussed below. Under the Protocol, Interpool Limited would only be eligible for Treaty benefits with respect to its container rental and sales income if, among other things, Interpool, Inc. is listed on a “recognized stock exchange” (generally, the NASDAQ system or an SEC registered exchange such as the New York Stock Exchange), and Interpool, Inc.’s stock is “primarily” and “regularly” traded on such exchange.

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

           Pursuant to Statement of Financial Accounting Standards 109 Accounting for Income Taxes, as a result of enactment of the Protocol during the fourth quarter of 2004, the Company’s existing net deferred tax liability as of the Enactment Date will need to be immediately recorded at a tax rate higher than the approximate 3% tax rate currently used. Accordingly, the Company will be required to record an increase in its net deferred tax liability during the fourth quarter of 2004. While there would be no current cash outflow associated with the increase in this net deferred tax liability, the effect of recognizing this increased net deferred tax liability will result in a substantial deferred tax expense accrual which will reduce net income for the fourth quarter and year ending December 31, 2004. The Company is unable at this time to determine the amount of this deferred tax expense accrual for the fourth quarter of 2004 but this accrual will have a material adverse effect on the Company’s net income for the fourth quarter of 2004 and for the year ending December 31, 2004 as well as a material adverse effect on the Company's retained earnings. As soon as the Company is able to determine the amount of the deferred tax expense and its impact on net income for the fourth quarter and year ending December 31, 2004 and on the Company's retained earnings, the Company will publicly disclose this information by filing a Form 8-K report with the SEC.

           If the Company’s common stock is subsequently listed on a “recognized stock exchange” and it otherwise qualifies for benefits under the Treaty, the net deferred tax liability would be reduced at that time to reflect the lower tax rate of approximately 3%. This deferred tax benefit would result in additional net income at that time in an amount that may be comparable to the previous reduction in net income, except as adjusted for any change in the net deferred tax balance during the interim period. However, it is uncertain when, or if, the Company will meet the requirements of the Treaty. Beginning on January 1, 2005, the Company will accrue taxes at the higher rate until such time as it may again become eligible for Treaty benefits. The effect of such accrual on the future net income of the Company will be largely dependent upon the duration of the period between Enactment and any future listing of its common stock.

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

Note 9 - Subsequent Events

Financing Activities

          The Company funds a significant portion of the purchase price for new containers and chassis through secured borrowings from financial institutions under various credit facilities.

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

           On November 29, 2004, the Company sold $80,000 total principal amount of new 6% notes (the “November notes”) due 2014 to eight investors under the same indenture used for the $150,000 unsecured financing completed during September 2004. The terms of the November notes are identical to those of the notes sold during September (as described previously in this document) with the following exceptions: (1) there were no warrants associated with the November notes; and (2) the original issue discount on the November notes was approximately 14.7% versus 15.0% for the September notes. The net proceeds totaling $68,065 are being used for general corporate purposes, including, but not limited to the purchase of equipment, retirement of debt, acquisitions, and/or working capital.

           In addition to the revolving credit facility mentioned previously, the Company paid in full three other secured lending facilities, totaling $37,009, during November 2004, including two facilities with Yardville National Bank (a subsidiary of an entity in which the Company’s Chief Executive Officer owns approximately five percent of the common stock and serves on the executive Committee of the Board of Directors).

Sale of Specialized Assets

           During the fourth quarter of 2004, the Company sold certain assets (with a book value of approximately $1,865) of CTC Container Trading (U.K.) Limited, a wholly-owned subsidiary which leased specialized cargo carrying units and other equipment for use by companies operating in the North Sea. The agreement called for the assets to be sold with an effective date of September 30, 2004. Under the terms of the agreement, the Company sold 1,474 cargo carrying units for approximately $2,965 (1,666 British Pounds), which will result in a pre-tax profit of approximately $1,100 before expenses. The gain on the sale of these assets will be reflected in the fourth quarter of 2004.

Stockholder meeting

           On December 15, 2004 the Company held its Annual Meeting of Stockholders. At the meeting the stockholders, among other actions, voted to approve the adoption of two new stock option plans, the 2004 Stock Option Plan for Key Employees and Directors of Interpool, Inc. (the “2004 Plan”) and the Interpool, Inc. 2004 Nonqualified Stock Option Plan for Non-Employee, Non-Officer Directors (the “2004 Directors Plan”). The 2004 Plan was adopted to replace the Company's 1993 Stock Option Plan for Executive Officers and Directors, under which no further options will be granted. A total of 1.5 million shares of common stock have been reserved for issuance under the 2004 Plan. Options may be granted under the 2004 Plan in the discretion of the Compensation Committee of the Board of Directors to key employees and directors (whether or not they are employees) of the Company and its subsidiaries. The 2004 Directors Plan was adopted to replace the 1993 Non-Qualified Stock Option Plan for Non-Employee, Non-Consultant Directors, under which no further options will be granted. A total of 250,000 shares of common stock have been reserved for issuance under the 2004 Directors Plan. The 2004 Directors Plan provides for the automatic grant of nonqualified options to non-employee non-officer directors.

July 2004 Protocol to the United States and Barbados Tax Treaty

           Interpool Limited currently claims treaty benefits under the United States and Barbados income tax treaty (the “Treaty”). The Treaty contains a limitation on benefits provision which denies treaty benefits under certain circumstances. However, Interpool Limited did not fall within the limitation on benefits provision in the Treaty as it existed prior to December 20, 2004.

           On July 24, 2004, the United States and Barbados signed a protocol to the Treaty (the “Protcol”) that contains a more restrictive limitation on benefits provision than the current Treaty does. On October 10, 2004, the United States Senate ratified the Protocol and on December 20, 2004, the government of Barbados also ratified the Protocol, resulting in enactment of the Protocol as of December 20, 2004 (the “Enactment Date”). As a result of enactment, the Protocol will generally be effective for taxable years commencing on or after January 1, 2005. When it becomes effective on January 1, 2005, the Protocol will result in Interpool Limited losing its ability to rely on the Treaty to eliminate current U.S. income tax on its container rental and container sales income until such time as it is able to satisfy the new eligibility requirements as more fully described in Note 8 to the Condensed Consolidated Financial Statements – July 2004 Protocol to the United States and Barbados Tax Treaty. Pursuant to Statement of Financial Accounting Standards 109, Accounting for Income Taxes, as a result of enactment of the Protocol during the fourth quarter of 2004, the Company’s existing net deferred tax liability as of the Enactment Date will need to be immediately recorded at a tax rate higher than the approximate 3% tax rate currently used. Accordingly, the Company will be required to record an increase in its net deferred tax liability during the fourth quarter of 2004. While there would be no current cash outflow associated with the increase in this net deferred tax liability, the effect of recognizing this increased net deferred tax liability will result in a substantial deferred tax expense accrual which will reduce net income for the fourth quarter and year ending December 31, 2004. The Company is unable at this time to determine the amount of this deferred tax expense accrual for the fourth quarter of 2004 but this accrual will have a material adverse effect on the Company’s net income for the fourth quarter of 2004 and for the year ending December 31, 2004 as well as a material adverse effect on the Company's retained earnings. As soon as the Company is able to determine the amount of the deferred tax expense and its impact on net income for the fourth quarter and year ending December 31, 2004 and on the Company's retained earnings, the Company will publicly disclose this information by filing a Form 8-K report with the SEC.

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

Restatement of Prior Condensed Consolidated Financial Statements

           During its 2003 year-end closing procedures, we identified a number of deficiencies in the internal controls over accounting and reporting for certain transactions. As a result, we restated the Condensed Consolidated Financial Statements for the unaudited interim periods for the first three quarters in 2003. We determined that the effect of these deficiencies in internal controls on years ended prior to January 1, 2003 was not material. The restated financial statements for the three and nine months ended September 30, 2003 are included in these Condensed Consolidated Financial Statements.

           The nature of the errors and the restatement adjustments that we have made to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2003 are set forth in Note 2-Restatement of Previously Issued Financial Statements.

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

           During the first nine months of 2004, as compared with the first nine months of 2003, our revenues increased due to strong demand for equipment, resulting in a favorable increase in utilization rates for our chassis and continued high utilization rates for our containers. During the first nine months of 2004, the size of our chassis fleet was at essentially the same level as the earlier period. However, our fleet of containers decreased from 870,000 twenty-foot equivalent units (“TEU”) to 817,000 TEU primarily due to the number of direct financing leases maturing being greater than the investment in new direct financing lease containers. We have continued to experience high utilization of equipment, both in our chassis and container business segments, during the first nine months of 2004. Utilization of our container and chassis fleets was 99% and 97% at September 30, 2004, respectively.

           Although daily rental rates for new long term leases in our operating lease container fleet remained relatively flat during 2003, container daily lease rates on new equipment have been rising during the first nine months of 2004 due to the increased demand for equipment as well as the impact of recent steel shortages. The steel shortage has driven the cost of new containers higher than in 2003, with corresponding increases in daily lease rates for newly manufactured containers. In some cases the steel shortages were so acute that production was slowed. The backlogged demand and higher manufacturing costs have resulted in greater demand for used containers. However, daily rental rates for used containers are very competitive and expiring operating leases for larger contracts are sometimes renewed at daily rental rates that are lower than the rental rates in the initial lease term.

           New chassis lease rates have been driven more by the cost of new chassis than by recent increases in demand. There are both positive and negative factors influencing production costs. A recent shift in the manufacturing base, toward more production in China, which has lower labor and overhead costs but higher delivery costs, has lowered chassis prices. At the same time, the steel shortage created upward pressure on the cost of new and remanufactured chassis. Overall, production costs decreased slightly, with a similar decrease in new equipment lease rates. However, we are currently experiencing an increase in the cost of new chassis during the fourth quarter of 2004 as a result of the continuing rise in steel prices. Used chassis lease rates have been highly competitive during the first three quarters of 2004.

           We anticipate that industry demand for chassis and containers will continue to be strong well into 2005. This projection is supported by the fact that all major shipyards are reporting full order books through the end of 2006. Even after an allowance of 1% for scrapping, the world container ship fleet is expected to increase by 11.3% in 2005 and 11.6% in 2006 as reported in the May 2004 edition of Containerisation International. In April 2004 alone, 48 new container ships were ordered with a capacity of 218,000 TEU. As of May 1, 2004, the total order book exceeded 800 ships with a total capacity of 3.2 million TEU, or approximately 47% of the current world fleet.

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

           Our container fleet (including units on hire as direct financing leases) decreased in size by 5.0% from September 30, 2003 to September 30, 2004, while our chassis fleet held at essentially the same level. We were not able to take full advantage of the strong customer demand for containers and chassis during the latter part of 2003 and 2004, because the restatement of our financial statements for the years ended December 31, 2000 and 2001 and the first three quarters of 2002 and the related investigations by our audit committee and the SEC, and the resulting delays in completion of our financial statements and SEC filings, adversely affected our ability to obtain the financing necessary for us to purchase equipment for lease to customers. In addition, the requirement to maintain certain levels of unrestricted cash continued to limit the amount of new business we have written with our customers during 2004. This requirement was eliminated when our revolving credit facility and one other facility were repaid in full during November 2004. We have successfully completed $623.0 million of financings and commitments from January 1, 2004 to November 30, 2004, including $76.0 million that was subsequently re-financed with the same lender during November, of which $393.0 million is secured by equipment and leases, while the remaining $230.0 million is unsecured debt. Of the $393.0 million of new financings and commitments secured by equipment and leases, approximately $359.0 million was used (1) to satisfy required payments to equipment manufacturers, (2) to finance previously unencumbered assets, (3) to re-finance existing secured debt, and (4) for other working capital requirements. This left $34.0 million available under these facilities for future use at November 30, 2004. Of the $230.0 million of unsecured debt, one financing for $150.0 million was completed during September 2004, with $49.1 million of the proceeds concurrently used to reduce existing unsecured debt. (For further discussion of this transaction see our report on Form 8-K filed with the SEC on September 15, 2004 and Note 4 to the Condensed Consolidated Financial Statements.) A second financing for $80.0 million of unsecured debt was completed during November 2004 as described in Note 9 to the Condensed Consolidated Financial Statements. In addition, our cost of new financing during 2004 has been higher than we experienced in 2003, due to higher interest rates in general and increased borrowing costs resulting from the lowering of our credit ratings over the past year. The increase in interest expense during the first nine months of 2004 has been the result of increased interest rates, offset by carrying lower debt balances as compared to the first nine months of 2003, and bank fees related to obtaining waivers related to our delayed filings. We are currently in negotiations with other potential lenders with regard to additional financings to support business growth.

           As of September 30, 2004, our commitments for future capital expenditures totaled approximately $125.2 million with approximately $62.2 million committed for the remainder of fiscal 2004. Our available liquidity at September 30, 2004, including $51.0 million available under credit facilities, was $251.9 million after deducting for $21.0 million of cash held within the chassis securitization and $41.9 million required to be maintained as a result of obtaining waivers. Required debt repayments and capital lease payments for the next 12 months totaled $432.2 million. Based on our existing cash balances, financings closed, and our financial projections of operating cash flow for the future, we believe that we will have sufficient liquidity to grow our portfolio while meeting our obligations and commitments as they become due.

           Other than interest expense, our primary expenses are lease operating and administrative expenses, which include operating costs such as maintenance and repair expense, as well as other ownership costs such as storage and positioning expense. Our lessees are generally responsible for lease operating expenses during the term of their lease. Our administrative expenses are primarily employee related costs such as salary expense, costs of employee benefits and travel and entertainment costs, as well as expenses incurred for outside services such as legal, consulting and audit related fees. During the first nine months of 2004, lease operating and administrative expenses as a percentage of revenues were 32%, compared to 33% during the same period in 2003. The additional personnel and systems enhancements we are adding to improve our internal controls, as well as additional procedures being implemented to comply with Sarbanes-Oxley requirements, have added incremental administrative expenses in 2004 and thereafter while an increase in fleet utilization resulted in a reduction in storage costs as compared to the prior year period. During 2004, the incremental administrative expenses were partially offset by a reduction in legal fees resulting from the Audit Committee and SEC investigations as compared to the prior year period. In addition to lease operating and administrative expenses, we also incur depreciation expense on our operating lease equipment.

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

           Non-performing receivables totaled $12.3 million at September 30, 2004 compared with $12.8 million at December 31, 2003. Reserves of $12.0 million and $11.9 million, respectively, have been established against these non-performing receivables. During the first nine months of 2004, receivable write-offs net of recoveries totaled $2.3 million as compared with $1.4 million for the same period in 2003.

           Our net income per share on a fully diluted basis for the nine months ended September 30, 2004 and 2003 was $1.57 and $1.06, respectively. Annualized return on average stockholders’ equity was 15.3% for the nine months ended September 30, 2004 compared to 11.5% for the year ended December 31, 2003. Excluding the gain on settled insurance litigation ($5,178 net of tax) the annualized return on average stockholder’s equity was 13.6% for the nine months ended September 30, 2004.

           We conduct business with shipping line customers throughout the world and are therefore subject to the risks of operating in disparate political and economic conditions including those associated with increasing oil prices. Offsetting this risk is the worldwide nature of the shipping business and the ability of our shipping line customers to shift their operations from areas of unfavorable political and/or economic conditions to more promising areas. Approximately 99% of our revenues are billed and paid in U.S. dollars. We believe these factors substantially mitigate foreign currency rate risks.

           Our container leasing operations are conducted through our subsidiary, Interpool Limited, a Barbados corporation. Our effective tax rate benefits substantially from the application of an income tax convention, pursuant to which the profits of Interpool Limited from international container leasing operations are exempt from federal taxation in the United States. As discussed below, these profits are subject to Barbados tax at rates that are significantly lower than the applicable rates in the United States. For further information regarding the United States and Barbados Tax Treaty and the July 2004 Protocol to this Treaty, see Note 8 to the Condensed Consolidated Financial Statements.

           The sections that follow analyze our results of operations by financial statement caption and provide a more detailed discussion of our performance for the three and nine months ended September 30, 2004 as compared to the prior year period.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

           Revenues. Our revenues increased to $98.8 million for the three months ended September 30, 2004, from $95.8 million in the three months ended September 30, 2003, an increase of $3.0 million or 3%. The increase was primarily attributable to incremental container and chassis operating lease revenues of $4.5 million, partially offset by a decrease in finance lease revenues of $1.5 million. The incremental container and chassis operating lease revenues, as compared to the prior year period, are primarily due to the increase in the size of our container operating lease fleet which grew by 2% and an increase in the utilization rates for our chassis. The daily rental rates for the overall container fleet were lower, partially offsetting the incremental revenue resulting from the increased size of our container operating lease fleet. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire. Under this method, utilization rates of our container and domestic intermodal chassis operating lease fleets at September 30, 2004 were 99% and 97%, respectively, as compared to 99% and 95%, respectively, at September 30, 2003. The utilization rates of our container fleet, considering CAI's actual utilization rates for our containers managed by CAI, was 96% and 95% at September 30, 2004 and 2003, respectively.

           Lease Operating and Administrative Expenses. Our lease operating and administrative expenses decreased to $32.1 million for the three months ended September 30, 2004, from $39.0 million in the three months ended September 30, 2003, a decrease of $6.9 million or 18%.

The decrease was primarily due to:

•	A decrease in legal and consulting fees of $2.9 million primarily resulting from a reduction in legal fees incurred as a result of the Audit Committee and SEC investigations in the prior year, partially offset by increased consulting services.

•	A decrease in salaries of $2.0 million primarily due to the accrual for costs in July 2003 in connection with a separation agreement with our former Chief Financial Officer, partially offset by an increase in salary related costs as a result of an increase in headcount and other employee related costs.

•	A decrease in storage costs of $1.0 million primarily due to increased utilization experienced within the domestic intermodal chassis product line, as well as within CAI’s fleet.

•	An impairment loss of $0.5 million recorded during the nine months ended September 30, 2003 based upon changes in our projected cash flows of the underlying direct finance lease receivables in our previously off-balance sheet container securitization facility. As more fully described in our 2003 Form 10-K, this securitization facility could no longer be treated as an off-balance sheet qualified special purpose entity for accounting purposes. Therefore, effective October 1, 2003, we consolidated the assets and liabilities of this special purpose entity.

•	An increase in maintenance and repair costs of $0.3 million primarily due to an increase in chassis repairs.

During the last nine months of 2003 and for the first nine months of 2004, we incurred significant costs related to the investigations by our audit committee and the SEC, separation agreements with our former Chief Financial Officer and our former President, legal representation for the Company as well as our officers, directors and employees, the payment of fees in order to obtain necessary waivers from our financial institutions and, during 2004, the proceedings before The New York Stock Exchange to delist our securities. We may incur additional costs in the remainder of 2004 and thereafter relating to the formal investigation by the SEC and additional legal representation for the Company and our officers, directors and employees. The costs incurred during 2003 and the first nine months of 2004 are as follows:

                                                   Three          Three          Three
                                  Year Ended    Months Ended   Months Ended   Months Ended
                                 December 31,     March 31,      June 30,     September 30,
(Dollars in millions):               2003           2004          2004            2004
----------------------               ----           ----          ----            ----

Audit fees for the reaudits
   and restatements                  $3.6           $0.5          $---            $---
Cost of investigations                5.9            0.1           ---             ---
Legal and consulting fees             3.2            1.6           0.5             0.3
Separation agreements                 5.9            ---           ---             ---
Bank waiver fees                      1.6            2.1           0.3             0.1
                                      ---            ---           ---             ---
Amounts before tax                  $20.2           $4.3          $0.8            $0.4
                                    =====           ====          ====            ====

Amounts net of tax                  $12.9           $3.0          $0.5            $0.3
                                    =====           ====          ====            ====

           Provision for Doubtful Accounts. Our provision for doubtful accounts decreased to $0.2 million for the three months ended September 30, 2004 from $0.7 million for the three months ended September 30, 2003. The decrease was primarily attributable to an improvement in the risk profile of our outstanding receivables. During the three months ended September 30, 2004, our non-performing receivables decreased $0.9 million ($12.3 million at September 30, 2004 and $13.2 million at June 30, 2004). As of September 30, 2004 and June 30, 2004, our non-performing receivables, net of applicable reserves, were 0.37% and 0.35%, respectively, of accounts receivable, net. Our provision for doubtful accounts is provided based upon a quarterly review of the receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of direct financing lease receivables.

           Fair Value Adjustment for Derivative Instruments. Our non-cash fair value adjustment for derivative instruments income amounted to $0.3 million for the three months ended September 30, 2004 as compared to income of $0.1 million for the three months ended September 30, 2003. The income for the three months ended September 30, 2004, as well as the prior year period, is primarily due to the change in fair value of interest rate swap agreements held which do not qualify as cash flow hedges.

           Depreciation and Amortization of Leasing Equipment. Our depreciation and amortization expenses amounted to $22.4 million for the three months ended September 30, 2004 and 2003, respectively.

           Impairment of Leasing Equipment. Our impairment of leasing equipment expense decreased to $0.7 million for the three months ended September 30, 2004, from $1.2 million for the three months ended September 30, 2003, a decrease of $0.5 million. This decrease was primarily due to a reduction in impairment losses for idle equipment ($0.1 million), as well as a reduction in impairment losses related to damaged equipment that was subsequently remanufactured ($0.3 million).

           (Income)/Loss for Investments Accounted for Under the Equity Method. The increase in (income)/loss for investments accounted for under the equity method of $1.1 million during the three months ended September 30, 2004 resulted primarily from improved earnings for certain investments accounted for under the equity method.

           Other Income, Net. We had other income of $5.3 million during the three months ended September 30, 2004 compared to $0.1 million of other income for the three months ended September 30, 2003. The increase of $5.2 million was primarily due to an increase in gains on equipment sales of $5.5 million, including an increase of $4.1 million in gains on equipment sales to third parties recognized by CAI. The increase in gains on equipment sales is partially offset by a reduction in fee income of $0.2 million.

           Interest Expense. Our interest expense amounted to $27.0 million in the three months ended September 30, 2004 and 2003, respectively. Although interest expense remained flat as compared to the prior year period, reduced borrowings resulting in a reduction in interest expense of $1.0 million and a decrease in bank fees of $0.4 million in order to obtain waivers related to our delayed filings, partially offset by increased interest rates resulting in increased interest expense of $0.8 million and an increase in amortization of deferred financing fees of $0.6 million.

           Interest Income. Our interest income decreased to $0.7 million in the three months ended September 30, 2004 from $1.0 million in the three months ended September 30, 2003, a decrease of $0.3 million or 30%. The decrease in interest income was primarily due to reduced earnings on average invested cash balances due to lower interest rates, as well as a decline in average invested cash balances.

           Minority Interest Expense, Net. The change in minority interest expense, net of $2.2 million for the three months ended September 30, 2004 as compared to the prior year period was primarily due to an increase in net income reported by our 50%-owned but fully consolidated subsidiary, CAI.

           Provision for Income Taxes. We recorded an income tax provision of $4.2 million for the three months ended September 30, 2004 as compared to an income tax benefit of $1.2 million for the three months ended September 30, 2003. This increase was caused by an increase in pre-tax income of $14.7 million and the mix between pre-tax income and losses generated from international sources and United States sources.

           Interpool Limited’s pre-tax income (international sourced income) is taxed at a low rate (approximately 3%) due to the income tax convention between the United States and Barbados. The domestic intermodal division’s pre-tax income (United States sourced income), including corporate activities and the results of operations of CAI, is taxed at the higher United States tax rates. During the three months ended September 30, 2004, 46% of our pre-tax income was generated from United States sources as compared to pre-tax losses (with a resultant tax benefit) during the three months ended September 30, 2003, thus contributing to the increase in the provision for income taxes.

           Net Income. As a result of the factors described above, our net income increased to $15.8 million in the three months ended September 30, 2004 from $6.5 million in the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

           Revenues. Our revenues increased to $290.4 million for the nine months ended September 30, 2004, from $277.2 million in the nine months ended September 30, 2003, an increase of $13.2 million or 5%. The increase was primarily attributable to incremental container and chassis operating lease revenues of $16.0 million, partially offset by a decrease in finance lease revenues of $2.7 million. The incremental container and chassis operating lease revenues, as compared to the prior year period, are primarily due to the increase in the size of our container operating lease fleets which grew by 10% and an increase in the utilization rates for our chassis. The daily rental rates for the overall container fleet were lower, partially offsetting the incremental revenue resulting from the increased size of our container operating lease fleet. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire. Under this method, utilization rates of our container and domestic intermodal chassis operating lease fleets at September 30, 2004 were 99% and 97%, respectively, as compared to 99% and 95%, respectively, at September 30, 2003. The utilization rates of our container fleet, considering CAI's actual utilization rates for our containers managed by CAI, was 96% and 95% at September 30, 2004 and 2003, respectively.

           Lease Operating and Administrative Expenses. Our lease operating and administrative expenses were $92.1 million for both the nine months ended September 30, 2004 and 2003, respectively.

Although lease operating and administrative expenses remained unchanged as compared to the prior year period, a review of the components disclosed the following:

•	A decrease in storage costs of $3.3 million primarily due to increased utilization experienced within the domestic intermodal chassis product line, as well as within CAI’s fleet.

•	A decrease in commission’s expense of $0.9 million primarily due to the write-off of deferred sales commissions in the prior year period, as well as an overall reduction in agency commissions.

•	An impairment loss of $0.6 million recorded during the nine months ended September 30, 2003 based upon changes in our projected cash flows of the underlying direct finance lease receivables in our previously off-balance sheet container securitization facility. As more fully described in our 2003 Form 10-K, this securitization facility could no longer be treated as an off-balance sheet qualified special purpose entity for accounting purposes. Therefore, effective October 1, 2003, we consolidated the assets and liabilities of this special purpose entity.

•	A net increase of $2.7 million in positioning and handling expenses, primarily due to a reduction in billable services provided for our armed forces.

•	An increase in maintenance and repair costs of $1.2 million primarily due to an increase in chassis repairs.

•	An increase in legal and consulting fees of $1.1 million primarily due to increased consulting services, partially offset by a reduction in legal fees resulting from the Audit Committee and SEC investigations.

•	An increase in salary expense of $0.8 million primarily due to an increase in salary related costs as a result of an increase in headcount and other employee related costs, partially offset by the accrual for costs in July 2003 in connection with a separation agreement with our former Chief Financial Officer.

During the last nine months of 2003 and for the first nine months of 2004, we incurred significant costs related to the investigations by our audit committee and the SEC, separation agreements with our former Chief Financial Officer and our former President, legal representation for the Company as well as our officers, directors and employees, the payment of fees in order to obtain necessary waivers from our financial institutions and, during 2004, the proceedings before The New York Stock Exchange to delist our securities. We may incur additional costs in the remainder of 2004 and thereafter relating to the formal investigation by the SEC and additional legal representation for the Company and our officers, directors and employees. The costs incurred during 2003 and the first nine months of 2004 are as follows:

                                                         Three          Three          Three
                                        Year Ended    Months Ended   Months Ended   Months Ended
                                       December 31,     March 31,      June 30,     September 30,
(Dollars in millions):                     2003           2004           2004           2004
---------------------                      ----           ----           ----           ----

Audit fees for the reaudits
   and restatements                        $3.6           $0.5           $---           $---
Cost of investigations                      5.9            0.1            ---            ---
Legal and consulting fees                   3.2            1.6            0.5            0.3
Separation agreements                       5.9            ---            ---            ---
Bank waiver fees                            1.6            2.1            0.3            0.1
                                            ---            ---            ---            ---
Amounts before tax                        $20.2           $4.3           $0.8           $0.4
                                          =====           ====           ====           ====

Amounts net of tax                        $12.9           $3.0           $0.5           $0.3
                                          =====           ====           ====           ====

           Provision for Doubtful Accounts. Our provision for doubtful accounts decreased to $1.3 million for the nine months ended September 30, 2004 from $2.8 million for the nine months ended September 30, 2003. The decrease was primarily attributable to an improvement in the risk profile of our outstanding receivables, partially offset by the reversal during the prior year period of bad debt provisions previously recorded by Microtech, without a similar reversal of bad debt provisions during the current year period ($0.4 million). During the nine months ended September 30, 2004, our non-performing receivables decreased $0.5 million ($12.3 million at September 30, 2004 and $12.8 million at December 31, 2003). As of September 30, 2004 and December 31, 2003, our non-performing receivables, net of applicable reserves, were 0.37% and 1.27%, respectively, of accounts receivable, net. Our provision for doubtful accounts is provided based upon a quarterly review of the receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of direct financing lease receivables.

           Fair Value Adjustment for Derivative Instruments. Our non-cash fair value adjustment for derivative instruments income amounted to $1.3 million for the nine months ended September 30, 2004 as compared to income of $0.5 million for the nine months ended September 30, 2003. The income for the nine months ended September 30, 2004, as well as the prior year period, is primarily due to the change in fair value of interest rate swap agreements held which do not qualify as cash flow hedges.

           Depreciation and Amortization of Leasing Equipment. Our depreciation and amortization expenses increased to $68.0 million for the nine months ended September 30, 2004, from $66.9 million for the nine months ended September 30, 2003, an increase of $1.1 million or 2%. This increase was primarily due to additions to our operating lease fleet.

           Impairment of Leasing Equipment. Our impairment of leasing equipment expense decreased to $4.2 million for the nine months ended September 30, 2004, from $6.5 million for the nine months ended September 30, 2003, a decrease of $2.3 million. This decrease was primarily due to a reduction in impairment losses related to damaged equipment that was subsequently remanufactured ($2.9 million), partially offset by an increase in impairment losses for idle equipment ($0.6 million).

           (Income)/Loss for Investments Accounted for Under the Equity Method. The increase in (income)/loss for investments accounted for under the equity method of $2.1 million during the nine months ended September 30, 2004 resulted primarily from improved earnings for certain investments accounted for under the equity method.

           Gain on Settled Insurance Litigation. During the three months ended June 30, 2004, the Company signed an agreement settling the lawsuit and claims under our insurance policy related to the default of a South Korean Customer. In connection with this settlement, the Company recognized a pre-tax gain of $6.3 million related to the $26.4 million settlement of the claim during the three months ended June 30, 2004. (See Note 7 – Contingencies and Commitments – Settled Insurance Litigation).

           Other Income, Net. We had other income of $10.0 million during the nine months ended September 30, 2004 compared to $2.2 million of other income for the nine months ended September 30, 2003. The increase of $7.8 million was primarily due to an increase in gains on equipment sales of $8.7 million, including an increase of $6.7 million in gains on equipment sales to third parties recognized by CAI. The increase in gains on equipment sales is partially offset by a reduction in fee income of $0.6 million.

           Interest Expense. Our interest expense increased to $81.7 million in the nine months ended September 30, 2004 from $78.4 million in the nine months ended September 30, 2003, an increase of $3.3 million or 4%. The increase in interest expense was primarily attributable to $1.9 million of bank fees in order to obtain waivers related to our delayed filings, an increase in amortization of deferred financing fees of $1.1 million and increased interest rates resulting in increased interest expense of $1.1 million, partially offset by reduced borrowings resulting in a reduction in interest expense of $0.9 million.

           Interest Income. Our interest income decreased to $1.9 million in the nine months ended September 30, 2004 from $3.2 million in the nine months ended September 30, 2003, a decrease of $1.3 million or 41%. The decrease in interest income was primarily due to reduced earnings on invested cash balances due to lower interest rates, as well as a decline in average invested cash balances.

           Minority Interest Expense, Net. The change in minority interest expense, net of $4.1 million for the nine months ended September 30, 2004 as compared to the prior year period was primarily due to an increase in net income reported by our 50%-owned but fully consolidated subsidiary, CAI.

           Provision for Income Taxes. We recorded an income tax provision of $11.2 million for the nine months ended September 30, 2004 as compared $2.7 million for the nine months ended September 30, 2003. This increase was caused by an increase in pre-tax income of $24.4 million and a larger proportion of pre-tax income generated from United States sources as compared to low-taxed international source income.

           Interpool Limited’s pre-tax income (international sourced income) is taxed at a low rate (approximately 3%) due to the income tax convention between the United States and Barbados. The domestic intermodal division’s pre-tax income (United States sourced income), including corporate activities and the results of operations of CAI, is taxed at the higher United States tax rates. During the nine months ended September 30, 2004, 41% of pre-tax income was generated from United States sources as compared to 1% during the nine months ended September 30, 2003, thus contributing to the increase in the provision for income taxes. Additionally, the Company wrote-off a tax asset relative to a foreign subsidiary during the three months ended June 30, 2004.

           Net Income. As a result of the factors described above, our net income increased to $46.6 million in the nine months ended September 30, 2004 from $30.7 million in the nine months ended September 30, 2003.

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

           We have usually funded a significant portion of the purchase price for new containers and chassis through secured borrowings from financial institutions under various credit facilities. However, our ability to borrow funds on terms as favorable as those available previously was limited during the first half of 2004 because of the restatement to our historical financial statements and the related Audit Committee and SEC investigations, and the delays in completing our annual and quarterly SEC financial filings for 2002 and 2003. We have successfully completed $623.0 million of financings and commitments from January 1, 2004 to November 30, 2004, including $76.0 million that was subsequently re-financed with the same lender during November, of which $393.0 million is secured by equipment and leases, while the remaining $230.0 million is unsecured debt. Of the $393.0 million of new financings and commitments secured by equipment and leases, approximately $359.0 million was used (1) to satisfy required payments to equipment manufacturers, (2) to finance previously unencumbered assets, (3) to re-finance existing secured debt, and (4) for other working capital requirements. This left $34.0 million available under these facilities for future use at November 30, 2004. Of the $230.0 million of unsecured debt, one financing for $150.0 million was completed during September 2004, with $49.1 million of the proceeds concurrently used to reduce existing unsecured debt. (For further discussion of this transaction see our report on Form 8-K filed with the SEC on September 15, 2004 and Note 4 to the Condensed Consolidated Financial Statements.) A second financing for $80.0 million of unsecured debt was completed during November 2004 as described in Note 9 to the Condensed Consolidated Financial Statements. These factors, coupled with the requirement to maintain certain levels of unrestricted cash until the delayed financial filings are completed (eliminated during November, 2004 when our revolving credit facility and one other facility were repaid in full), affected the amount of business we have written with our customers for the first nine months of 2004. We are currently in negotiations with other potential lenders with regard to additional financings to support business growth.

           As required by waivers previously received from our lenders, we completed our 2004 periodic Form 10-Q filings with the SEC before December 31, 2004.

           In connection with our delayed SEC filings and the receipt of waivers from our lenders necessitated by the delayed filings, beginning in January 2004, the members of our Board of Directors and certain of their affiliates who own shares of our common stock have agreed to defer their receipt of any dividend payments, including those we may declare in the future, until we are in compliance with all SEC filing requirements. As of September 30, 2004, recorded dividend payments in the amount of $3.5 million have been deferred and are included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet. Upon the filing of this Form 10-Q report with the Securities and Exchange Commission, we will have filed all required reports with the SEC. As a result, it is anticipated that all deferred dividend payments will be distributed to the members of the Board of Directors and their affiliates before December 31, 2004.

           Over the years, we have explored from time to time the possibility of raising capital or reducing our leverage through the issuance and sale of our equity securities. Other than the issuance of warrants in connection with the $150.0 million financing consummated in September 2004, there is no assurance that any such transaction will occur or if a transaction occurs, what the terms thereof would be.

Cash Flow

           Net cash provided by operating activities amounted to $125.8 million for the nine months ended September 30, 2004 compared to $94.8 million for the same period last year. The increase in net cash provided by these activities in 2004 as compared to 2003 was primarily due to an increase in net income ($15.9 million), a decrease in other assets ($9.0 million) and a decrease in other receivables ($24.5 million), offset by a decrease in accounts payable and accrued expenses ($15.4 million).

           Net cash used for investing activities amounted to $6.6 million for the nine months ended September 30, 2004 compared to $110.0 million for the same period in 2003. The decrease in net cash used in these activities in 2004 as compared to 2003 was primarily due to a decrease in the investment in direct financing leases ($38.7 million), a decrease in acquisition of leasing equipment ($36.4 million), an increase in cash collections on direct financing leases ($14.3 million), and an increase in the proceeds from disposition of leasing equipment ($10.4 million).

           Net cash provided by financing activities amounted to $3.6 million for the nine months ended September 30, 2004 compared to $27.8 million for the same period in 2003. The change in net cash used for these activities in 2004 as compared to 2003 was primarily due to a decrease in borrowings under revolving credit facilities ($57.0 million), an increase in repayment of long term debt and capital lease obligations ($67.7 million), and an increase in repayment of revolving credit lines ($16.9 million), partially offset by an increase in the proceeds from the issuance of debt ($116.6 million).

Debt and Capital Lease Obligations:

           The following table summarizes our debt and capital lease obligations as of September 30, 2004 and December 31, 2003:

                                                                          (Dollars in Millions)

                                                                      September 30,    December 31,
                                                                          2004             2003
                                                                      -------------    ------------

Capital lease obligations payable in varying amounts through
  2018                                                                   $269.0           $325.2
Chassis Securitization Facility, interest at 5.47% and 5.59% at
  September 30, 2004 and December 31, 2003, respectively
      Warehouse facility                                                   22.5             25.5
      Debt obligation                                                      61.4             86.4
      Capital lease obligation                                            400.1            404.7
Revolving credit facility, interest rate at 3.66% and 3.09% at
  September 30, 2004 and December 31, 2003, respectively                  158.6            193.5
Revolving credit facility CAI, interest rate at 3.36% and
  3.37% at September 30, 2004 and December 31, 2003,
  respectively                                                             78.0             87.0
Container securitization facility, interest at 6.71% and 6.50%
  at September 30, 2004 and December 31, 2003, respectively                36.8             76.6
6% Notes due 2014 (unsecured) net of unamortized discount
  of $22.4 million at September 30, 2004                                  127.6              ---
7.35% Notes due 2007 (unsecured)                                          115.4            147.0
7.20% Notes due 2007 (unsecured)                                           45.3             62.8
9.25% Convertible redeemable subordinated debentures,
  mandatory redemption 2022 (unsecured)                                    37.2             37.2
9.875% Preferred capital securities due 2027 (unsecured)                   75.0             75.0
Notes and loans payable with various rates ranging from
  3.60% to 9.77% and maturities from 2004 to 2010                         273.6            194.8
                                                                          -----            -----
Total Debt and Capital Lease Obligations                                1,700.5          1,715.7
                                                                        -------          -------
   Less Current Maturities                                                432.2            219.2
Total Non-Current Debt and Capital Lease Obligations                   $1,268.3         $1,496.5
                                                                       ========         ========

           Our debt consisted of notes and loans and capital lease obligations with installments payable in varying amounts through 2027, with a weighted average interest rate of 6.0% for the nine months ended September 30, 2004, and for the year ended December 31, 2003. The principal amount of debt and capital lease obligations payable under fixed rate contracts was $672.7 million at September 30, 2004. Remaining debt and capital lease obligations of $1,027.8 million were payable under floating rate arrangements, of which $448.7 million was effectively converted to fixed rate debt through the use of interest rate swap agreements. At September 30, 2004 and December 31, 2003, most of our debt and capital lease obligations were secured by a substantial portion of our leasing equipment, direct financing leases, and accounts receivable. Approximately $400.5 million of debt was unsecured at September 30, 2004 compared to $322.0 million at December 31, 2003. For further information on the accounting treatment for interest rate swap contracts see Note 6 to the Condensed Consolidated Financial Statements.

           Debt Modifications: In January and February 2004, in connection with obtaining necessary amendments under the revolving credit facility due to the late filing of our periodic reports with the SEC and the restatement of our past financial statements, we agreed, among other things, to reduce advance rates under this revolving facility, to add several events of default, to increase the interest rate margin, and to maintain specified levels of unrestricted cash and cash equivalents until delinquent SEC filings are made. Subsequent to January 9, 2004 (the date we filed our 2002 Form 10-K), we were obligated to maintain unrestricted cash and cash equivalents of at least $60.0 million at all times and at least $67.5 million as of the last business day of the month until completion and filing of all delayed financial statements for 2003 and 2004. This minimum cash requirement was also adopted in the waivers of the container securitization and one other loan agreement. In conjunction with the waiver received during February 2004, we replaced our annual amortization payment with monthly amortization payments under our revolving credit facility beginning in March 2004. The related minimum cash requirement was subsequently reduced dollar for dollar with the amortization payments. At September 30, 2004 the minimum cash requirement was $41.9 million. The revolving credit facility was repaid in full on November 1, 2004 and replaced by a facility with another lender as described below. The requirement to maintain certain levels of unrestricted cash was eliminated for all facilities when the revolving credit facility and one other facility were repaid in full during November, 2004.

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

           New Financings: During the nine months ended September 30, 2004, we entered into new financing arrangements totaling $291.0 million of which $266.0 million was utilized. The new debt utilized during the nine months ended September 30, 2004 consisted of notes and loans with installments payable in varying amounts through 2008 and various interest rates ranging from 4.3% to 7.5%. One commitment for $25.0 million was not utilized at September 30, 2004. This commitment will be open until March 31, 2005, after which any unfunded amount will expire. Amounts funded under this facility will be amortized over sixty months commencing on the date the actual funding occurs, to a final balloon payment of 20%. The interest rate is LIBOR plus 250 basis points.

           The following financings, which are included in the above summary, were completed during the third quarter of 2004:

           We successfully completed a secured financing of $15.0 million during July of 2004 with installments payable through 2005 at an interest rate of LIBOR plus 2.5%. A portion of the proceeds was used to satisfy a note payable from PCR to an unrelated financial institution, which we guaranteed for PCR. The remaining proceeds were used for general corporate purposes.

           During August 2004, we entered into a lease arrangement with a Japanese lessor involving $21.1 million of equipment previously financed with a financial institution during December 2003 and May 2004. The lease “advance rate” against this equipment was 107% ($22.5 million total advance), increasing the cash proceeds received by us by $5.8 million from the level of the previous financings. The lease expires in December 2008, and we have a fixed purchase option at that time for $14.6 million that we expect to exercise. The aggregate fixed interest rate is 7.44%.

           Additionally, on September 14, 2004, we entered into a Securities Purchase Agreement pursuant to which we sold $150.0 million total principal amount of new series of 6% notes due 2014 (the “Notes”) in a private transaction with four investors. In connection with the sale of the Notes, we also issued to the investors two series of Warrants exercisable for a total of 8.3 million shares of our common stock at an exercise price of $18.00 per share (the “Warrants”). The Warrants were valued at $22.5 million, and recorded in accounts payable and accrued expenses on the Consolidated Balance Sheet with the offset recorded as a discount on the Notes. This discount will be amortized as interest expense using the effective interest method over the ten-year life of the Notes. The overall interest rate on the Notes, considering the amortization of the discount, is approximately 8.3%. The Warrant value will be reviewed during each accounting period, and adjusted if required. During the period in which the warrants are classified as a liability, any changes in fair value will be reported in the Statement of Income. The first series of Warrants is exercisable at any time for a total of 5.5 million shares. The second series will become exercisable at any time for a total of 2.8 million shares, following stockholder approval of such exercise at a special meeting of our stockholders. We also entered into agreements with the investors to file registration statements with the Securities and Exchange Commission, for the benefit of the investors, with respect to the Notes and the Warrants. The terms of the Warrants provide that the exercise price will be paid by the investors to the Company solely in cash except that after we have filed a registration statement with the Securities and Exchange Commission relating to the Warrants and underlying common stock, in the event such registration statement has not become effective or is otherwise not available to the Warrant holders, if the exercise of the Warrants for cash would not be permitted under the federal securities laws, the exercise price may be paid by tendering a principal amount of 6% Notes equal to the exercise price of the Warrants then being exercised. The sale of the Notes and Warrants pursuant to the Securities Purchase Agreement was made in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “Act”), pursuant to Section 4(2) of the Act.

           Of the $150.0 million in proceeds from the September 14, 2004 sale of the Notes and Warrants, we repurchased, at face value, a portion of our outstanding 7.35% notes due 2007 ($31.6 million) and 7.20% notes due 2007 ($17.5 million) which were held by the investors. The remaining proceeds are being used for general corporate purposes, including, but not limited to, the purchase of equipment, retirement of debt, potential acquisitions and /or working capital.

           The Notes mature on September 1, 2014, with interest payable semi-annually at a rate of 6% per annum. We have the right to redeem the Notes at any time after September 1, 2009 with a declining premium. The maturity of the Notes can be accelerated upon the occurrence of an “Event of Default” as such term is defined in the indenture governing the Notes (the “Indenture”). The Indenture also contains various restrictive covenants, including limitations on the payment of dividends and other restricted payments, limitations on incurrence of indebtedness, and limitations on asset sales, the violation of which by us would result in an Event of Default.

           The Warrants expire on September 1, 2014, although we have the right under certain conditions to require that they be exercised at any time after our common stock trades at $30.00 per share or more for five consecutive trading days.

           We intend to hold a special meeting of the Stockholders in the first quarter of 2005 and at that meeting will seek stockholder approval for the exercise of the second series of Warrants. In connection with the sale of the Notes and Warrants, certain of our significant stockholders, whose combined interest represents more than 50% of the issued and outstanding shares of our common stock, entered into a voting agreement pursuant to which they have agreed to vote to approve the exercise of the second series of Warrants by the investors. In addition, Martin Tuchman, our Chairman and Chief Executive Officer, Warren Serenbetz, a member of our Board of Directors, and an entity controlled by members of Mr. Serenbetz’s family agreed to certain restrictions on their ability to transfer shares of our common stock in private transactions.

           Copies of the Securities Purchase Agreement, the Indenture, the Warrant Agreement, the Notes Registration Rights Agreement and the Investor Rights Assessment were filed as exhibits to our report on Form 8-K issued September 15, 2004.

           The following financings have been completed subsequent to September 30, 2004:

           On November 1, 2004, we consummated a secured equipment financing with one of our existing lenders. The financing is secured by shipping containers and related leases owned by one of our special purpose subsidiaries and leased to various third parties. The financing allows for advances from time to time up to the amount of available collateral under the facility, subject to a maximum principal amount that may be outstanding under the facility of $252.0 million. Of the $243.0 million drawn down on November 1, 2004, we used $224.4 million to refinance outstanding indebtedness, which includes the entire $154.8 million of outstanding borrowings under our revolving credit facility, which has now been terminated, as well as an existing $69.6 million loan from this lender. The remaining balance of $18.6 million was used for transaction fees and working capital purposes. The interest rate under this new facility is LIBOR plus 200 basis points, with reductions to LIBOR plus 175 basis points and LIBOR plus 150 basis points possible as our credit rating or debt to equity ratio improves. This agreement requires that we enter into interest rate swap contracts in order to effectively convert at least seventy percent of the debt associated with operating lease equipment and ninety percent of the debt associated with direct financing leases from floating rate debt to fixed rate debt within 90 days of closing. The facility has a two-year term, after which the outstanding balance will be paid out in full over 66 months if it is not refinanced.

           This agreement requires that we maintain a tangible net worth (as defined in the Agreement) of at least $300.0 million . The facility also requires us to maintain a fixed charge coverage ratio of 1.5 to 1 and a funded debt to tangible net worth ratio of 4.0 to 1.0 and contains other customary restrictive covenants.

           On November 29, 2004, we sold $80.0 million total principal amount of new 6% notes (the “November notes”) due 2014 to eight investors under the same indenture used for the $150.0 million unsecured financing completed during September 2004. The terms of the November notes are identical to those of the notes sold during September (as described previously in this document) with the following exceptions: (1) there were no warrants associated with the November notes and (2) the original issue discount on the November notes was approximately 14.7% versus 15.0% for the September notes. The net proceeds, totaling $68.1 million, are being used for general corporate purposes, including, but not limited to the purchase of equipment, retirement of debt, acquisitions, and/or working capital.

           In addition to the revolving credit facility mentioned previously, we paid in full three other secured lending facilities, totaling $37.0 million, during November 2004, including two facilities with Yardville National Bank (a subsidiary of an entity in which our Chief Executive Officer owns approximately five percent of the common stock and serves on the executive Committee of the Board of Directors.)

           Covenants: Under our revolving credit facility (paid in full November 1, 2004) and most of our other debt instruments, in effect at September 30, 2004 we were required to maintain covenants (as defined) for tangible net worth (the most stringent of which required the Company to maintain tangible net worth of at least $250.0 million), a fixed charge coverage ratio of 1.5 to 1 and a funded debt to net worth ratio (as defined in the agreement, which is stockholders’ equity plus preferred capital securities, less goodwill) of 4.0 to 1. A financing facility entered into in March 2004 and subsequently amended and expanded on November 1, 2004 includes a requirement that we maintain a tangible net worth (as defined in the agreement) of at least $300.0 million. This facility also has a fixed charge coverage ratio of 1.5 to 1 and a funded debt to net tangible worth ratio of 4.0 to 1. A servicing agreement to which we are a party requires that we maintain a tangible net worth (as defined in the agreement) of at least $375.0 million plus 50% of any positive net income reported from October 1, 2004 forward. At September 30, 2004, we were in compliance with these covenants as amended.

           Other: As of September 30, 2004, our commitments for future capital expenditures totaled approximately $125.2 million with approximately $62.2 million committed for the remainder of fiscal 2004. Our available liquidity at September 30, 2004, including $51.0 million available under credit facilities, was $251.9 million after deducting $21.0 million of cash held within the chassis securitization and $41.9 million required to be maintained as a result of obtaining waivers. Required debt repayments and capital lease payments for the next twelve months totaled $432.2 million as of September 30, 2004 which we anticipate making through our unrestricted cash balances and cash flow from operations.

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

Sale of Specialized Assets

           During the fourth quarter of 2004, we sold certain assets (with a book value of approximately $1.9 million) of CTC Container Trading (U.K.) Limited, a wholly-owned subsidiary which leased specialized cargo carrying units and other equipment for use by companies operating in the North Sea. The agreement called for the assets to be sold with an effective date of September 30, 2004. Under the terms of the agreement, we sold 1,474 cargo carrying units for $3.0 million (1.7 million British Pounds) which will result in a pre-tax profit of approximately $1.1 million before expenses. The gain on the sale of these assets will be reflected in the fourth quarter of 2004.

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

Risk Management

Interest Rate Risk

           The nature of our business exposes us to market risk arising from changes in interest rates. We manage interest rate risk to protect margins on existing transactions. Interest rate risk is the risk of earnings volatility attributable to changes in interest rates. Additionally, we consider interest rate swap contracts as an integral part of our borrowing transactions. We seek to mitigate our exposure by entering into amortizing interest rate swap contracts, which coincide with the principal and maturity of the underlying debt instruments hedged. We do not use leveraged swaps and do not use leverage in any of our investment activities that would put principal capital at risk.

           The following table sets forth principal cash flows and related weighted average interest rates by expected maturity dates for debt and capital lease obligations at September 30, 2004:

                              Total       0-12       13-24      25-36      37-48      49-60
(Dollars in Thousands)     Obligation    months     months     months     months     months    Thereafter
----------------------     ----------   --------   --------   --------   --------   -------    ----------

Variable rate facilities     $579,060   $277,294    $68,910    $52,436    $29,225   $27,470     $123,725
Average interest rate %                     4.7%       4.8%       4.9%       5.0%      5.1%         5.1%

Fixed rate facilities(1)    1,121,428    154,874    105,817    221,597     48,937    61,784      528,419
Average interest rate %                     7.0%       7.0%       7.0%       7.0%      7.1%         7.1%

Total Debt                 $1,700,488   $432,168   $174,727   $274,033    $78,162   $89,254     $652,144
Average interest rate %                     6.4%       6.5%       6.5%       6.5%      6.6%         6.6%

(1) These fixed rate facilities include variable instruments that have been effectively converted to fixed rate debt through the use of interest rate swap agreements.

           The principal amount of debt and capital lease obligations payable under fixed rate contracts is $672.7 million at September 30, 2004. Remaining debt and capital lease obligations of $1,027.8 million are payable under floating rate arrangement, of which $448.7 million has been effectively converted to fixed rate debt through the use of interest rate swap agreements.

           Based on outstanding debt balances at September 30, 2004 of variable rate facilities, which have not been effectively converted to fixed rate debt through the use of interest rate swaps, a 10% change in variable interest rates would have resulted in a $1.9 million change in pre-tax earnings.

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

           We seek to reduce credit risk by maintaining insurance coverage against customer insolvency and related equipment losses. Effective March 1, 2003, we obtained a new policy covering occurrences for a twelve-month period. This coverage decreased the recoverable amount per occurrence to $9.0 million as compared to $35.0 million in our previous policy and increased the deductible per occurrence from $0.4 million to $3.0 million. This coverage has since been extended to March 31, 2005. There can be no assurance that this or similar coverage will be available in the future or that such insurance will cover the entirety of any loss.

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

ITEM 4: Controls and Procedures

           The effectiveness of our or any system of disclosure controls and procedures and internal controls is subject to certain limitations including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures and internal controls will prevent all errors or fraud or ensure that all material information will be made known to management in a timely fashion.

           As reported more fully in our 2003 Form 10-K, we learned of certain deficiencies in our internal controls that existed in 2003 and years prior to 2003. We have concluded that the following internal control deficiencies which have been identified constituted “material weaknesses” or “significant deficiencies” as defined by the Public Company Accounting Oversight Board (United States):

•	Deficiencies related to the accounting for direct financing leases. We noted weaknesses in the technical accounting skills of certain employees involved in the classification of leases under the provisions of SFAS 13. In addition, we found that the system used to account for these leases was inadequate in providing the necessary data to the accounting department.

•	Deficiencies related to ineffective policies for complex transactions. We noted that we did not have the proper level of understanding of the accounting for swap derivatives and residual guarantees provided to certain financial institutions.

•	Deficiencies related to inadequate communication of complex transactions. We noted a lack of effective communication of complex transactions with both internal and external accounting resources that existed throughout this period.

•	Deficiencies related to the lack of adequate staffing within the accounting department. This resulted in incomplete account reconciliation and analysis.

•	Deficiencies related to accounting for income taxes. We noted that the accounting department did not have adequate knowledge of generally accepted accounting principles related to accounting for income taxes and did not perform periodic reviews of the carrying value of its deferred tax assets. In addition, the Company was incorrectly calculating the tax impact related to its minority interest in CAI.

•	Deficiencies related to communication of information regarding related-party transactions. We noted that there were no formal procedures in place for gathering complete and accurate information about related-party transactions and for communicating such information to the parties responsible for disclosing it.

•	Deficiencies related to the security of information technology. We noted a need for the implementation of such security measures as comprehensive encryption procedures, documentation of standards for setting operating systems security parameters, and a disaster recovery plan.

•	Deficiencies related to accounting for inter-company eliminations. We noted a need to implement formal procedures for identifying necessary intercompany eliminations. In some cases, elimination entries were not well documented and in one case an elimination entry was not properly accounted for in the consolidation.

•	Deficiencies related to recordkeeping by various internal departments. We noted a need to improve certain verification and documentation procedures in our Contracts, Billing, Collections and Credit Quality departments to improve accuracy of the records kept by those departments.

•	Deficiencies related to accounting for amounts billed to customers at the end of an operating lease for damaged equipment. We noted a need to improve our manual and computer-based systems in order to properly account for billings to customers for damaged equipment and the related repair costs at the end of an operating lease.

•	Deficiencies related to recognition of impairment charges associated with the chassis remanufacturing program. We noted a need to recognize impairment charges on a more timely basis in order to properly distinguish between costs that should be capitalized and those that should be expensed.

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

           As reported in our 2003 Form 10-K, we have assigned the highest priority to the short and long-term correction of the internal control deficiencies that have been identified and are taking the steps necessary to strengthen our internal controls and to address their deficiencies. Among other things, we have taken and are taking the following remedial measures:

1.	We have implemented new procedures relating to the communication of information between management and all levels of our company, including our internal accountants and external auditors, to ensure proper reporting and disclosure. These steps include regular meetings of a committee of senior management, known as the Office of the President, which generally includes a member of the Audit Committee, to discuss important topics such as new business, financing, accounting and personnel matters, and the formation of a Disclosure Committee to ensure that information required to be disclosed pursuant to SEC rules is made known to the appropriate individuals at the Company.

2.	Our former general counsel, Arthur L. Burns rejoined us in October, 2003 as full time Executive Vice President and General Counsel residing in our New York office. Mr. Burns is a member of our Board of Directors.

3.	An experienced financial and leasing executive, James Walsh, a former financial executive at GE Capital Corporation and General Electric Company, joined us during November, 2003, and was appointed Executive Vice President and Chief Financial Officer in early 2004.

4.	We have hired nine additional accountants, and will continue to hire additional experienced personnel in the accounting department, and are planning additional training for our accounting staff. We have also hired an experienced tax professional who is also a certified public accountant to improve our skills base in that critical area. A search is underway for a Vice President - Internal Audit and a Vice President - Financial Planning and Analysis.

5.	We have added staff in several other areas, including insurance, accounts receivable, customer service and the legal department.

6.	We have engaged J.H. Cohn, an independent accounting and consulting firm, as our internal auditors, and have been working closely with them to identify and correct weaknesses in our internal controls and procedures and to develop an accounting policies and procedures manual and to test the effectiveness of our internal controls. Remedial actions are in process in all areas where such actions have been deemed necessary.

7.	We are improving the quality of our file maintenance and record retention for completed transactions.

8.	We are in the process of testing an upgrade to our accounting system for recording and tracking direct financing lease transactions, which we expect to be fully operational in the first quarter of 2005. We have negotiated a contract for a disaster recovery hotsite facility, have successfully executed our first recovery test, and are in the process of developing a formal disaster recovery plan. We are committed to upgrading and enhancing other aspects of our information systems, including encryption procedures and other security measures, as required.

9.	Our Board of Directors appointed a corporate governance committee and has adopted and implemented a comprehensive set of corporate governance documentation, including a revised Board of Directors Charter, revised Audit Committee Charter, a Code of Business Conduct and Ethics, a Whistleblower and Nonretaliation Policy, and a Disclosure Committee Charter.

10.	We have designated an employee to communicate with all related parties on a quarterly basis to determine if new related party transactions have been completed. In addition, we are canvassing all executive officers on a quarterly basis and all other employees on an annual basis to ensure that any new related party transactions are identified, reviewed, and reported where appropriate. We have also assigned a member of our accounting department having knowledge of the relevant disclosure standards the responsibility for monitoring transactions on an ongoing basis to identify any related party transactions.

11.	We have implemented a procedure to review intercompany accounts on a regular basis to identify appropriate intercompany eliminations. In addition, we have improved the documentation for all elimination entries.

12.	We have implemented additional manual controls to properly account for billings to customers for damage they cause to our equipment and the costs associated with these repairs. In addition, we have hired additional personnel to focus on the timely recognition of impairment related to chassis.

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

           We carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004 pursuant to SEC Rules 13a-15 and 15d-15 under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, except for the internal control deficiencies as described herein and taking into account the efforts to address those deficiencies described herein, as of the evaluation date, our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that information we must disclose in reports filed with the SEC is properly recorded, processed, and summarized, and then reported within the time periods specified in the rules and forms of the SEC.

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

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings

Pending Governmental Investigation

           Following the Company’s announcement in July 2003 that its Audit Committee had commissioned an internal investigation by special counsel into our accounting, the Company was notified that the SEC had opened an informal investigation of Interpool. As the Company anticipated, this investigation was subsequently converted to a formal investigation and remains pending as of the date this Form 10-Q was filed with the SEC. The New York office of the SEC received a copy of the written report of the internal investigation and has received documents and information from the Company, its Audit Committee and certain other parties pursuant to SEC subpoenas. The Company was advised that the United States Attorney’s office for the District of New Jersey received a copy of the written report of the internal investigation and opened a parallel investigation focusing on certain matters described in the report by the Audit Committee’s special counsel. The Company was informed that Interpool is neither a subject nor a target of the investigation by the U.S. Attorney’s office. The Company is cooperating fully with both of these investigations.

Stockholder Litigation

           In February and March 2004, several lawsuits were filed in the United States District Court for the District of New Jersey, by purchasers of the Company’s common stock naming the Company and certain of its present and former executive officers and directors as defendants. The complaints alleged violations of the federal securities laws relating to the Company’s reported Consolidated Financial Statements for the years ended December 31, 2000 and 2001 and the nine months ended September 30, 2002, which the Company announced in March 2003 would require restatement. Each of the complaints purported to be a class action brought on behalf of persons who purchased the Company’s securities during a specified period. In April 2004, the lawsuits, which seek unspecified amounts of compensatory damages and costs and expenses, including legal fees, were consolidated into a single action with lead plaintiffs and lead counsel having been appointed. The plaintiffs filed a consolidated amended complaint in September 2004, which includes allegations of purported misstatements and omissions in the Company’s public disclosures throughout an expanded purported class period from March 31, 1999 through December 26, 2003. In November 2004, the Company filed a motion to dismiss the amended complaint, which is currently pending. In the event the Company's motion to dismiss is denied, the Company would expect to incur additional defense costs typical of this type of class action litigation. The Company intends to vigorously defend this lawsuit but is unable at this time to ascertain the impact this litigation may have on its financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 10:	Material Contracts

(53)	Securities Purchase Agreement dated as of September 14, 2004 among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Master Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated by reference to the Company's report on Form 8-K filed on September 15, 2004).

(54)	Indenture dated as of September 14, 2004, between the Company and US Bank, as trustee (incorporated by reference to the Company's report on Form 8-K filed on September 15, 2004).

(55)	Warrant Agreement dated as of September 14, 2004, between the Company and US Bank, as warrant agent (incorporated by reference to the Company's report on Form 8-K filed on September 15, 2004).

(56)	Notes Registration Rights Agreement dated as of September 14, 2004 between the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Master Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated by reference to the Company's report on Form 8-K filed on September 15, 2004).

(57)	Investor Rights Agreement dated as of September 14, 2004 between the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Master Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated by reference to the Company's report on Form 8-K filed on September 15, 2004).

(58)	Amended and Restated Credit Agreement dated as of November 1, 2004 among Interpool Container Funding, SRL, the Company and Fortis Bank (Nederland) N.V. (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2004 filed on November 12, 2004).

(59)	Form of Note Purchase Agreement dated as of November 29, 2004 among the Company and eight institutional investors (incorporated by reference to the Company's report on Form 8-K filed on December 2, 2004).

(60)	Form of Notes Registration Rights Agreement dated as of November 29, 2004 between the Company and eight institutional investors (incorporated by reference to the Company's report on Form 8-K filed on December 2, 2004).

Exhibit 99:	Press Releases dated:

(1) 08/18/04	Interpool files December 2003 Form 10-K with Securities and Exchange Commission. Final 2003 financial results reflect strong revenues and solid profitability.

(2) 09/14/04	Interpool Announces Private Sale of Notes and Warrants (incorporated by reference to the Company's report on Form 8-K filed on September 15, 2004).

(3) 09/17/04	Interpool, Inc. to Pay Cash Dividend on Common Stock.

(b)	Reports on Form 8-K:

On September 15, 2004, the Company filed a Report on Form 8-K in which it was reported that the Company entered into a Securities Purchase Agreement under which it sold $150 million total principal amount of 6% Senior Notes due 2014 (the “Notes”), in a private transaction with four investors. In connection with the sale of the Notes, the Company also issued to the investors two series of Warrants exercisable for a total of 8,333,333 shares of the Company’s common stock at an exercise price of $18 per share (the “Series “A” Warrants” and the “Series “B” Warrants”). The Series “A” Warrants are exercisable at any time for a total of 5,475,768 shares; the Series “B” Warrants will become exercisable for a total of 2,857,565 shares at any time following shareholder approval of such exercise. The Company also reported that $49 million of the sale proceeds was used to repurchase outstanding 7.35% notes due 2007 and 7.20% notes due 2007 held by the investors. The balance of the sale proceeds will be used for general corporate purposes.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 27, 2004	INTERPOOL, INC. By /s/ Martin Tuchman Martin Tuchman Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Director (Principal Executive Officer)

Dated: December 27, 2004	By /s/ James F. Walsh James F. Walsh Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Filed with Interpool, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004

10.53 —	Securities Purchase Agreement dated as of September 14, 2004 among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated by reference to the Company’s report on Form 8-K filed on September 15, 2004).

10.54 —	Indenture dated as of September 14, 2004, between the Company and US Bank, as trustee (incorporated by reference to the Company’s report on Form 8-K filed on September 15, 2004).

10.55 —	Warrant Agreement dated as of September 14, 2004, between the Company and US Bank, as warrant agent (incorporated by reference to the Company’s report on Form 8-K filed on September 15, 2004).

10.56 —	Notes Registration Rights Agreement dates as of September 14, 2004 among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated by reference to the Company’s report on Form 8-K filed on September 15, 2004).

10.57 —	Investor Rights Agreement dates as of September 14, 2004 among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated by reference to the Company’s report on Form 8-K filed on September 15, 2004).

10.58 —	Amended and Restated Credit Agreement dated as of November 1, 2004 among Interpool Container Funding, SRL, the Company and Fortis Bank (Nederland) N.V. (incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2004 filed on November 12, 2004).

10.59 —	Form of Note Purchase Agreement dated as of November 29, 2004 among the Company and eight institutional investors (incorporated by reference to the Company’s report on Form 8-K filed on December 2, 2004).

10.60 —	Form of Notes Registration Rights Agreement dated as of November 29, 2004 between the Company and eight institutional investors (incorporated by reference to the Company’s report on Form 8-K filed on December 2, 2004).

31.1 —	Certification of Martin Tuchman.

31.2 —	Certification of James F. Walsh.

32.1 —	Certification of Martin Tuchman.

32.2 —	Certification of James F. Walsh.

99.1 —	Press Release dated August 18, 2004.

99.2 —	Press Release dated September 14, 2004 (incorporated by rererence to the Company's report on Form 8-K filed on September 15, 2004).

99.3 —	Press Release dated September 17, 2004.