Form 10-K
period 2004-12-31
INTERPOOL INC
filed 2005-03-31
CIK 898777

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
OR
|__| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-11862

INTERPOOL, INC.

(Exact name of registrant as specified in the charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	13-3467669 (I.R.S. Employer Identification Number)

211 COLLEGE ROAD EAST, PRINCETON, NEW JERSEY 08540
(Address of principal executive office) (Zip Code)

(609) 452-8900
(Registrant's telephone number including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class COMMON STOCK, PAR VALUE $.001 9.25% CONVERTIBLE REDEEMABLE SUBORDINATED DEBENTURES	Name on Each Exchange on which Registered NEW YORK STOCK EXCHANGE NEW YORK STOCK EXCHANGE

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

The aggregate market value of the 10,647,743 shares of the registrant's voting stock held by non-affiliates of the registrant was $245,962,863, based upon the closing price of $23.10 per common share, as quoted on the New York Stock Exchange on March 1, 2005.

At March 1, 2005, there were 27,637,804 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INTERPOOL, INC.

FORM 10-K

TABLE OF CONTENTS

Item	Page

PART I

ITEM 1. ITEM 2. ITEM 3. ITEM 4.	BUSINESS PROPERTIES LEGAL PROCEEDINGS SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	3 22 23 24

PART II

ITEM 5. ITEM 6. ITEM 7. ITEM 7A. ITEM 8. ITEM 9. ITEM 9A.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
SELECTED FINANCIAL DATA
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
CONTROLS AND PROCEDURES	25 26 28 69 72 131 131

PART III

ITEM 10. ITEM 11. ITEM 12. ITEM 13. ITEM 14.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
EXECUTIVE COMPENSATION
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PRINCIPAL ACCOUNTANT FEES AND SERVICES	139 144 159 162 166

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	167

SIGNATURES	178

Back to Contents

PART I

ITEM 1. BUSINESS

General

All fleet statistics including the size of the fleet, utilization of the leasing equipment or the rental rates per day that are set forth in this Annual Report on Form 10-K include our equipment, including that portion of our equipment managed by Container Applications, Inc. ("CAI"). To the extent that our equipment is managed by CAI, the equipment is considered fully utilized since it is not available for us to put on hire regardless of whether all of the units are generating income. All equipment owned by CAI or managed by CAI (with the exception of equipment owned by us and managed by CAI) is excluded from all statistics, unless otherwise indicated. In addition, all of our chassis assigned to chassis pools are considered fully utilized. This exclusion of information relative to CAI, unless indicated otherwise, provides a focus on the drivers which are critical to our core business. The market share, ranking and other data contained in this Annual Report on Form 10-K are based either on our management's own estimates, independent industry publications, reports by market research firms or other published independent sources and, in each case, are believed by management to be reasonable estimates. However, market share data is subject to change and cannot always be verified with certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, might not be reliable.

We believe we are the largest lessor of intermodal chassis in North America and one of the world's leading lessors of intermodal dry freight standard containers. At December 31, 2004, our chassis fleet totaled approximately 208,000 chassis and our container fleet totaled approximately 808,000 twenty-foot equivalent units ("TEU"). From 1998 to 2003, we increased the size of our chassis fleet at a compound annual rate of 22%, primarily as the result of the chassis fleet acquired during 2000 from the North American Intermodal Division of Transamerica Leasing, Inc. ("TA"), and the purchase and leaseback of approximately 20,000 chassis with a shipping line customer during 2001 and 2002. During the period from 1998 to 2003, we increased our container fleet at a compound annual rate of 12%. During 2004, our chassis fleet remained flat and our total container fleet declined by 7%, primarily due to the contractual runoff of the container direct financing lease portfolio and the fact that we entered into only a limited number of new lease transactions due to the reduced availability of new financings during the first three quarters of 2004. This reduction in availability was due to the delay in filing our Annual Report on Form 10-K for 2002, our Quarterly and Annual Reports on Forms 10-Q and 10-K for 2003 and our Quarterly Reports on Form 10-Q for 2004.

We concentrate on leasing equipment to our customers on a long-term basis (leases for a term greater than one year). Substantially all of our new equipment is initially leased for terms of five to eight years and approximately 78% of our total fleet of chassis and 81% of our total fleet of containers are currently on long-term lease. We believe our focus on long-term leasing has enabled us to:

•	Maintain high utilization rates of our equipment fleet, consisting of both operating and direct financing leases, which over the last five years averaged 99% for containers and 95% for chassis;

•	Achieve more stable and predictable earnings; and

•	Concentrate on the expansion of our asset base through the purchase and lease of new equipment to fulfill specific orders for new long-term leases.

Approximately 22% of our chassis are currently leased on a short-term basis to satisfy customers' peak or seasonal requirements and to provide operational flexibility, generally at higher rates than under long-term leases. For customers who require daily or weekly chassis rentals, we operate chassis pools at major domestic shipping ports and terminals. These chassis pools consist of our chassis as well as those of our customers.

Approximately 19% of our containers are currently leased on a short-term basis. Our 50%-owned consolidated subsidiary, CAI, markets our containers available for short-term leasing as part of its fleet, facilitating redeployment of our containers at the end of long-term leases. Our relationship with CAI maximizes utilization of our container fleet and increases our influence in the marketplace by giving us one of the world's largest container lessor fleets on a combined basis. At December 31, 2004, CAI had a container fleet of approximately 588,000 TEU. Approximately 172,000 TEU were owned by CAI with the remaining 416,000 TEU managed for others. CAI's managed equipment included approximately 154,000 TEU that were managed for us.

We and our predecessors have been involved in the business of leasing transportation equipment since 1968. We lease our chassis and containers to a diversified customer base of over 600 shipping and transportation companies throughout the world, including nearly all of the world's 25 largest international container shipping lines and major North American railroads. We provide customer service and market to our customers through a worldwide network of offices and agents. We believe one of the key factors in our ability to compete effectively has been the long-standing relationships that we have established with most of the world's large shipping lines and major North American railroads. As a result of these relationships, 22 of our top 25 customers have been customers for at least 10 years.

Industry Overview

The fundamental components of intermodal transportation are the chassis and the container. When a container ship arrives in port, each marine container is removed from the ship and loaded onto a chassis or rail car. Most containers are constructed of steel in accordance with recommendations of the International Standards Organization ("ISO"). The basic container type is the general-purpose dry freight standard container which measures 20 or 40 feet long, 8 feet wide and 8 1/2 or 9 1/2 feet high. In general, 20-foot containers are used to carry heavy, dense cargo loads (such as industrial parts and certain food products) and can also operate in areas where transportation facilities are less developed, while 40-foot containers are used for lighter weight finished goods (such as apparel, electronic appliances and other consumer goods) in areas with better developed transportation facilities. A chassis is a rectangular, wheeled steel frame, generally 23 1/2 or 40 feet in length, built specifically for the purpose of transporting a container. Longer sized chassis, designed solely to accommodate domestic containers, can be up to 53 feet in length. Once mounted, the chassis and container are the functional equivalent of a trailer. When mounted on a chassis, the container may be trucked either to its final destination or to a railroad terminal for loading onto a rail car. Similarly, a container shipped by rail may be transferred to a chassis to travel over-the-road to its final destination. As the use of containers has become a predominant factor in the intermodal movement of cargo, the chassis has become a prerequisite for the domestic segment of the journey. A chassis seldom travels permanently with a single container, but instead serves as a transport vehicle for containers that are loaded or unloaded at ports or railroad terminals. Because of differing international road regulations and non-uniformity of international standards for chassis, chassis used in the United States are seldom used in other countries.

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

Between 1990 and 2003, worldwide container traffic at the world's major ports has grown at a compound annual rate of 10.4%, calculated using the Containerisation International Yearbook of 1992 and 2005.

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

The Leasing Market

Leasing companies own a significant portion of North America's chassis and of the world's container fleet and we believe the balance is owned predominantly by shipping lines and railroads. Leasing companies have maintained this market position because container shipping lines and railroads receive both financial and operational benefits by leasing a portion of their equipment. The principal benefits of leasing are the following:

•	To provide shipping lines and railroads with an alternative source of financing in a traditionally capital-intensive industry;

•	To enable shipping lines and railroads to expand their routes and market shares at a relatively inexpensive cost without making a permanent commitment to support their new structure;

•	To enable shipping lines and railroads to benefit from leasing companies' relationships with equipment manufacturers;

•	To enable shipping lines and railroads to accommodate seasonal use and/or geographic concentration, thereby limiting their capital investment and storage costs; and

•	To enable shipping lines and railroads to maintain an optimal mix of equipment types in their fleets.

Because of these benefits, container shipping lines and railroads generally obtain a significant portion of their container and chassis fleets from leasing companies, either on short-term or long-term leases. Short-term leases provide considerable operational flexibility in allowing a customer to pick up and drop off equipment at various locations at any time. However, customers pay for this flexibility in the form of substantially higher lease rates for short-term leases and drop-off charges for the privilege of returning equipment to certain locations. Many short-term leases are "master leases," under which a customer reserves the right to lease a certain number of containers or chassis as needed under a general agreement between the lessor and the lessee. Long-term leases provide the lessee with advantageous pricing structures, but often contain an early termination provision allowing the lessee to return equipment prior to expiration of the lease upon payment of an early termination fee or a retroactive increase in lease payments.

Business Strategy

Our objective is to continue to expand on our market position as a leading long-term lessor of intermodal transportation equipment. To achieve this objective, we intend to continue to:

•	Focus on our core business of North American chassis and international marine container leasing. Our strong market positions in the chassis and container leasing businesses provide us with economies of scale that benefit our customers. Our equipment and operations are located worldwide to meet our domestic and international customers' needs in a timely manner. In addition, we are able to focus our management and financial resources to compete effectively for equipment leasing requirements of all quantities.

•	Concentrate on long-term leasing to achieve high utilization rates and to minimize the impact of economic cycles on earnings. We concentrate on long-term leases in order to minimize the impact of economic cycles on our equipment leasing revenues and to achieve high utilization and more stable and predictable earnings. The lower rate of turnover provided by long-term leases enables us to concentrate on the expansion of our asset base through the purchase and lease of new equipment, rather than on the repeated re-marketing of our existing fleet.

•	Re-marketing of equipment when returned by lessees. When long-term leases reach their termination date, we make every effort to extend the lease with the customer that originally leased the equipment, or in lieu of that, to lease the equipment to another customer for an extended term. Containers may also be made available to our 50%-owned consolidated subsidiary, CAI, which manages our containers in the short-term marketplace. This allows us to maintain our focus on long-term leasing while CAI expands its fleet of equipment that it manages for us and for others, providing CAI with further economies of scale.

•	Make strategic acquisitions of complementary businesses and asset portfolios on an opportunistic and financially disciplined basis. We intend to continue to review acquisition opportunities whenever asset prices and market conditions are favorable.

Historically, we have regularly entered into new long-term lease transactions with shipping lines and other customers as market conditions warranted. During the second half of 2003 and the first nine months of 2004, however, notwithstanding strong conditions in the leasing markets, we entered into a limited number of new lease transactions, due to the reduced availability of new financings during the first three quarters of 2004. This reduction in availability was due to the delay in filing our Annual Report on Form 10-K for 2002, our Quarterly and Annual Reports on Forms 10-Q and 10-K for 2003 and our Quarterly Reports on Form 10-Q for 2004. We successfully completed a number of financings and commitments totaling $747.0 million from January 1, 2004 through December 31, 2004, of which $563.0 million was utilized and $184.0 million remained available for future use as of December 31, 2004. The proceeds of these financings were used to pay for equipment previously placed on lease, to purchase new equipment for lease, to repay debt and for working capital. During the first quarter of 2005, we received an additional $223.0 million in net financing commitments, none of which has been utilized as of the date this report was filed with the SEC, and completed a draw-down under a lease arrangement with a Japanese lessor for which we received additional cash proceeds of approximately $4.2 million. In addition, we regularly evaluate financing proposals which, when coupled with available cash balances and the funds available under commitments mentioned above, could be used for growth, for re-financing existing facilities and for working capital.

Operations

We offer our customers both operating leases and direct financing leases to satisfy customer preference and demand. In most cases, a direct financing lease provides the customer the opportunity to acquire ownership of the equipment.

Lease rentals are typically calculated on a per diem basis, regardless of the term of the lease. Our leases generally provide for monthly billing and require payment by the lessee within 30 to 60 days after presentation of an invoice. Generally, the lessee is responsible for payment of all taxes and other charges arising out of use of the equipment and must carry specified amounts of insurance to cover physical damage to and loss of equipment, as well as bodily injury and property damage to third parties. In addition, our leases usually require lessees to repair any damage to the chassis and containers, other than normal wear and tear. Lessees are also required to indemnify us against our losses arising from accidents and other occurrences involving the leased equipment. Our leases generally provide for lessees to pay handling charges. Our short-term leases usually assess drop-off charges upon redelivery of containers. All of our operating leases, both short-term and long-term, generally set forth a list of locations where lessees may return equipment, along with any monthly quantity return limits.

Long-term leases provide the lessee with advantageous pricing structures, but often contain an early termination provision allowing the lessee to return equipment prior to expiration of the lease upon payment of an early termination fee or a retroactively applied increase in lease payments. We experience minimal early returns of our equipment under our long-term leases, primarily because of the penalties involved. Additionally, customers may bear substantial costs related to repositioning and repair upon return of the equipment.

Frequently, a lessee will desire to retain long-term leased equipment well beyond the initial lease term. In these cases, long-term leases will be renewed at the then prevailing market rate, for one to five-year periods, as part of a short-term agreement or as a direct financing lease.

Trac Lease Chassis Pools. For customers who require daily or weekly chassis rentals, we operate Trac Lease chassis pools at most of the major ports and terminal operations throughout the United States. These chassis pools consist of our chassis placed at facilities for use by approved shipping lines, railroads and truckers. Chassis are rented from these pools in a manner similar to the way rental cars are offered on an as needed basis. Customers pay a higher than normal daily rate for use of these chassis, but in return are generally not responsible for repair charges. Additionally, they experience an easy access and an easy return process, and have no ongoing carrying and administrative responsibilities for the chassis. The principal ports in the United States where we operate chassis pools are Baltimore, Boston, Charleston, Houston, New York, Newark, Norfolk, and Savannah. We also operate chassis pools at over 40 inland railroad locations within the United States.

Depots. We and our 50% owned consolidated subsidiary, CAI, operate in all major containerized transportation markets in North America and throughout the world. Depots are facilities owned by third parties at which containers, chassis and other items of transportation equipment are stored, maintained and repaired. For containers, we utilize independent agents/depots to handle and inspect equipment delivered to, or returned by lessees, as well as to store containers that are not leased and to perform maintenance and repairs. Some agents are paid a fixed monthly retainer to defray recurring operating expenses and some are paid a minimum level of commission income. In addition, we generally reimburse our agents for incidental expenses. For chassis, we have our own field staff which oversees the functions performed by depots.

Logistic Support. Our worldwide network of offices and relationships and our industry experience enables us to provide logistic services in order to facilitate the movement of chassis and containers to meet our customers' needs.

Repositioning and Other Operating Expenses. If lessees return large numbers of equipment to a location with a larger supply than demand, we may incur expenses in repositioning the equipment to a more favorable location. Repositioning expenses generally range between $75 and $1,000 per unit, depending on geographic location, distance and other factors, and may not be fully covered by any drop-off charge collected from the lessee. We also incur storage costs, which generally range between $.20 and $3.18 per unit per day depending on location and equipment type. In addition, we bear other operating expenses associated with our chassis and containers, such as costs of maintenance and repairs not required to be made by lessees, agent fees, depot expenses for handling, inspection and storage, and any insurance coverage in excess of that maintained by the lessee.

Maintenance, Repairs and Refurbishment. As chassis and containers age, the need for maintenance increases, and they may eventually require extensive maintenance. Our customers are generally responsible for maintenance and repairs of equipment other than normal wear and tear. When normal wear and tear of equipment is extensive, the equipment may have to undergo a major repair including a refurbishment or remanufacture. Refurbishing and remanufacturing of chassis involves substantial cost, but remanufacture or refurbishment costs are substantially less than the cost of purchasing a new chassis. In the past we also refurbished containers, but in recent years it has not been cost effective to do so.

Disposition of Containers and Chassis. On an ongoing basis, we sell containers that were previously leased. The decision to sell depends on the equipment's condition, remaining useful life and suitability for continued leasing or for other uses, as well as prevailing local market resale prices and an assessment of the economic benefits of repairing and continuing to lease the equipment compared to the benefits of selling. Pursuant to our relationship with CAI, containers that have come off long-term lease and have been designated for short-term leasing (not including renewals with existing lessees) are generally provided to CAI for deployment in CAI's fleet. For such containers, CAI pays us its average total fleet per diem rate (net of operating expenses) less a management fee. This payment may be subject to reduction to the extent the average age of the Interpool containers exceeds the average age of the CAI containers. Containers made available for short-term leasing under our agreement with CAI are reported by us as fully utilized. Containers are also sold to shipping or transportation companies for continued use in the intermodal transportation industry or to secondary market buyers, such as wholesalers, depot operators, mini storage operators, construction companies and others, for use as storage sheds and similar structures. Because older chassis can be economically remanufactured, chassis are rarely sold.

The selling price of a container or chassis will depend upon, among other factors, mechanical or economic obsolescence, the current newly manufactured equipment price, its physical condition and location. While there have been no major technological advances in the short history of containerization that have made active equipment obsolete, several changes in standards have decreased the demand for older equipment, such as the increase in the standard height of containers from 8 feet to 8 1/2 feet in the early 1970's.

Sources of Supply. Over 90% of the world's container production occurs in China. Historically, most chassis used in the United States have been manufactured domestically; however, China began producing ISO standard chassis for the U.S. market in 2003 and accounted for a substantial portion of chassis production for the domestic market in 2004.

When manufacturing is complete, new chassis and containers are inspected to insure that they conform to applicable standards of the International Standards Organization and other international self-regulatory bodies, as well as our internal standards.

"PoolStat"™ Chassis Management Services

Our chassis customers are turning to outside service companies to help them manage chassis that they own and lease. We offer management services under the trademarked name "PoolStat"™. "PoolStat"™ aggregates chassis activity data from over 400 locations around the country and reports on this activity, processing more than two million transactions monthly. Customers contract with us to track their chassis nationally and determine usage patterns, ongoing requirements, and overall fleet efficiencies. Reports are provided using a "PoolStat"™ proprietary Internet based report generator. "PoolStat"™ services also include the use of field staff under contract where field management of chassis operations is involved.

A major service requested by our customers and provided by "PoolStat"™ is assistance in the formation and running of "cooperative chassis pools." Cooperative chassis pools consist of chassis contributed for common use by the shipping lines (chassis owned and/or leased and under their control) to be pooled at marine terminals and railroad depots. These chassis pools are different from our chassis pools in that the shipping lines supply the chassis rather than us supplying the chassis on a rental basis. Our "PoolStat"™ software compiles data from each location and reports on levels of chassis contribution as compared to the levels of chassis usage by each shipping line in the cooperative pool. Each participating line is required to supply a fair share of equipment relative to its usage. The management services we provide for cooperative chassis pools often involves field staff assisting in the repositioning of chassis as well as overseeing the maintenance and repair process. Benefits to the participants of this program include:

•	More efficient use of chassis leading to lower overall inventory requirements at each location;

•	Decreased maintenance, repair and other operating expenses;

•	Improved equipment control capabilities;

•	Reduced customer administrative time and expense of managing a chassis fleet; and

•	The ability to participate in cooperative pool net revenues

By providing the "PoolStat"™ service, we are able to forge closer relationships with our customers for both short-term and long-term leasing opportunities. There are now approximately 231,000 chassis under "PoolStat"™ management and we are continuing to seek opportunities to increase its level of business. We believe that "PoolStat"™ is the leading provider of chassis management services in the United States.

Marketing and Customers

We lease our chassis and containers to over 600 shipping and transportation companies throughout the world, including nearly all of the world's 25 largest international container shipping lines and major North American railroads. The customers for our chassis include a large number of domestic lessees, many of which are domestic subsidiaries or branches of international shipping lines to which we also lease containers. With a network of offices and agents covering major ports in the United States, Europe and the Far East, we have been able to supply containers in nearly all locations requested by our customers. In 2004, our top 25 customers represented approximately 75% of our consolidated net billing, with no single customer accounting for more than 7.9%.

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

We have sought to reduce credit risk by maintaining insurance coverage against customer insolvency and related equipment losses. We maintain contingent physical damage, recovery and loss of revenue insurance, which provides coverage in the event of a customer's insolvency, bankruptcy or default giving rise to our demand for return of all of our equipment. The policy covers the cost of recovering our equipment from the customer, including repositioning cost, repair of damage to the equipment and the value of equipment which could not be located or was uneconomical to recover. It also covers a portion of the equipment leasing revenues that we might lose as a result of the customer's default (i.e., up to 180 days of lease payments following an occurrence under the policy). Our current policy, which will expire on April 30, 2005, includes coverage of $9.0 million with a $3.0 million deductible, per occurrence. While we believe we will be able to renew this coverage on comparable or more favorable terms, for an additional twelve month period, there can be no assurance that this or similar coverage will be available in the future or that such insurance will cover the entirety of any loss

Competition

There are many companies leasing intermodal transportation equipment with which we compete. Some of our competitors have greater financial resources than we do, or are affiliates of much larger companies. Historically, there has been consolidation in the container leasing business resulting from several acquisitions. Several chassis lessors have recently sold their fleets. This has resulted in an environment at the end of 2004, where only two major chassis lessors remain; Interpool and Flexi-Van Leasing, Inc.

In addition, the containerized shipping industry, which we service, competes with providers of alternative methods of transporting goods, such as non-containerized services by air, truck and rail. We believe that in most instances these alternative methods are not as cost-effective as the shipping of containerized cargo.

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

Relationship with CAI

We own a 50% common equity interest in CAI, which we acquired in April 1998. CAI owns and leases-in its own fleet of containers and also manages, for a fee, containers owned by us and by third parties. We entered into our operating relationship with CAI primarily to facilitate the leasing in the short-term market of containers coming off long-term operating lease, to gain access to new companies looking to lease containers on a long-term basis and to realize cost efficiencies from the operation of a coordinated container lease marketing group. For containers managed by CAI for us in the short-term market, we earn the net operating income and pay CAI a fee for managing our equipment and leasing it on our behalf. The calculation is based on the average daily net operating income of CAI's fleet of owned, leased-in and managed containers (including the portion of CAI's fleet that consists of our equipment) for each day such managed containers are part of the CAI fleet. The marketing group, which is organized as a wholly-owned subsidiary of Interpool, is responsible for soliciting container lease business for both Interpool and CAI, including long-term operating and direct financing lease business and short-term lease business on master lease agreements. We have a right to purchase all long-term operating and direct financing lease business generated by the marketing group, subject to offering to CAI, at cost, 10% of this long-term operating and direct financing lease business. By mutual agreement, CAI has purchased for its own account long-term operating and direct financing lease business the marketing group has generated in excess of such amount. In addition, on occasion, we have entered into transactions with CAI pursuant to which we have acquired equipment, and the related leases, from CAI on terms that resulted in a profit for CAI. Such equipment, as well as certain other containers purchased from time to time, are currently managed for us by CAI for a fee based upon the actual net operating income earned by such containers.

The 50% equity interest in CAI not held by us is owned by CAI's chief executive officer. Under the terms of a Shareholder Agreement we entered into in 1998 with CAI's chief executive officer, because an initial public offering for the registration and sale of CAI's common stock was not initiated before April 2003, CAI's chief executive officer has the right to request an independent valuation of CAI. Such independent valuation of CAI has not been requested. If such an independent valuation of CAI were to be requested, we would have the right, following the completion of such valuation, to make a written offer to acquire the chief executive officer's 50% equity interest in CAI for an amount equal to 50% of the fair value of CAI as indicated in the appraisal. If we do not elect to make such an offer, CAI's chief executive officer would have a right to require CAI to take the necessary steps to effect an initial public offering to sell his equity. All costs associated with any such initial public offering of CAI would be borne by CAI.

In connection with the acquisition of our 50% equity interest in CAI in 1998, we loaned CAI $33.7 million under a subordinated note agreement, which is collateralized by all containers owned by CAI as of April 30, 1998 or thereafter acquired, subject to the priority security interest lien of CAI's senior credit facility, except for certain excluded collateral. Interest on this subordinated note is at an annual fixed rate of 10.5% and is payable quarterly. The original repayment terms required mandatory quarterly principal payments of $1.7 million beginning July 30, 2003 and ending on April 30, 2008. The subordinated note was subject to certain financial covenants and was cross-collateralized with CAI's senior credit facility, subject to the terms of a subordination agreement.

On June 27, 2002, CAI entered into an amended $110.0 million senior revolving credit agreement with a group of financial institutions. To facilitate the closing of this new credit facility, we agreed to extend the repayment terms of our subordinated note so as to require mandatory quarterly principal payments of $1.7 million beginning July 30, 2006 and ending on April 30, 2011. We also agreed to modify certain financial covenants in the subordinated note. Interest on the subordinated note continues to accrue at an annual fixed rate of 10.5%, payable quarterly. The subordinated note continues to be cross-collateralized with CAI's senior credit agreement, subject to the terms of an amended and restated subordination agreement. In connection with these modifications, CAI's chief executive officer agreed that we would have the right to designate a majority of the members of CAI's board of directors. As a result of these transactions and gaining a majority position on CAI's board, our financial statements include CAI as a consolidated subsidiary commencing June 27, 2002. The senior credit facility was amended in May 2003 to increase the letter of credit commitment by the lenders' administrative agent.

For additional information about CAI's indebtedness, see Note 11 to the Consolidated Financial Statements.

Other Business Operations

In addition to our chassis and container leasing operations we also receive revenues from the leasing of approximately 305 freight rail cars to railroad companies through our Illinois based Railpool division. Also, our former computer leasing segment consisted of two majority owned subsidiaries, Microtech Leasing Corporation ("Microtech") and Personal Computer Rental Corporation ("PCR"). During the third quarter of 2001, we adopted a plan to exit this segment. We liquidated the assets of Microtech as of March 31, 2004. PCR ceased active operations and began to liquidate in the first quarter of 2003. At March 31, 2004, all of the assets of PCR were liquidated.

Employees

As of December 31, 2004, we had 230 employees, excluding CAI's 61 employees, 209 of whom were based in the United States. None of our employees are covered by a collective bargaining agreement. We believe our employee relations are good.

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

The transportation equipment leasing industry is highly competitive. We compete with many domestic and foreign leasing companies, some of which have greater financial resources and access to capital than we do. From time to time, the industry may have large under-utilized inventories of chassis and containers, which could lead to significant downward pressure on pricing and margins. In addition, if the available supply of intermodal transportation equipment were to increase significantly as a result of, among other factors, new companies entering the business of leasing and selling intermodal transportation equipment, our competitive position could be adversely affected.

Potential customers may decide to buy rather than lease chassis and containers.

We, like other suppliers of leased chassis and containers, are dependent upon decisions by shipping lines and other transportation companies to lease rather than buy their equipment. In addition, our ability to achieve our strategy of expanding our business in response to customer demand for long-term leasing would be adversely affected if our customers shifted to more short-term leasing over long-term leasing. Most of the factors affecting the decisions of our customers are outside our control. Operating costs such as storage and repair and maintenance costs also increase as utilization decreases.

Pending governmental investigations may adversely affect us.

Following our announcement in July 2003 that our Audit Committee had commissioned an internal investigation by special counsel into our accounting, we were notified that the SEC had opened an informal investigation of Interpool. As we anticipated, this investigation was subsequently converted to a formal investigation and remains pending as of the date of this report. We are fully cooperating with this investigation. The New York office of the SEC has received a copy of the written report of the internal investigation and has received documents and information from us, our Audit Committee and certain other parties pursuant to SEC subpoenas. In late 2003, we were also advised that the United States Attorney's office for the District of New Jersey received a copy of the written report of the internal investigation and opened a parallel investigation focusing on certain matters described in the report by the Audit Committee's special counsel. We were informed that Interpool is neither a subject nor a target of the investigation by the U.S. Attorney's office. We cannot predict the final outcome of these investigations and accordingly cannot be assured that they will not result in the taking of actions adverse to us.

Stockholder litigation may adversely affect us.

In February and March 2004, several lawsuits were filed in the United States District Court for the District of New Jersey, by purchasers of our common stock naming us and certain of our present and former executive officers and directors as defendants. The complaints alleged violations of the federal securities laws relating to the our reported Consolidated Financial Statements for the years ended December 31, 2000 and 2001 and the nine months ended September 30, 2002, which we announced in March 2003 would require restatement. Each of the complaints purported to be a class action brought on behalf of persons who purchased our securities during a specified period. In April 2004, the lawsuits, which seek unspecified amounts of compensatory damages and costs and expenses, including legal fees, were consolidated into a single action with lead plaintiffs and lead counsel having been appointed. The plaintiffs filed a consolidated amended complaint in September 2004, which includes allegations of purported misstatements and omissions in our public disclosures throughout an expanded purported class period from March 31, 1999 through December 26, 2003. In November 2004, we filed a motion to dismiss the amended complaint, which is currently pending. In the event our motion to dismiss is denied, we would expect to incur additional defense costs typical of this type of class action litigation. We intend to vigorously defend this lawsuit but are unable at this time to ascertain the impact this litigation may have on our financial position or results of operations.

Our internal controls and procedures may require further improvements.

As we disclosed in our 2002 and 2003 Form 10-K reports, and in our Form 10-Q reports for the years 2003 and 2004, we have previously concluded that certain internal control deficiencies identified by our external auditors and by management, as well as through the investigation by the Audit Committee of the Board of Directors, constituted "material weaknesses" or "significant deficiencies" as defined by the Public Company Accounting Oversight Board (United States). In addition, as described in detail in Item 9A of this document, our review of internal controls over financial reporting, using the framework defined by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), confirmed that most of the previously disclosed deficiencies still existed as of December 31, 2004. Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our controls over financial reporting, as required under the Sarbanes-Oxley Act, were not effective as of December 31, 2004.

As of the date of this filing, we are satisfied that actions implemented to date and those we expect to implement in 2005, 2006 and beyond will correct the material weaknesses in our internal controls and information systems and that our processes and systems of internal controls will be effective. However, we cannot give any assurances that all material weaknesses and significant deficiencies have been entirely corrected or that internal control weaknesses will not be identified from time to time in the future. Any material internal control weakness could materially affect our financial results.

Our insurance coverage, which reduces our exposure to credit risk, expires April 30, 2005. Failure to replace such coverage could increase our costs in the event a customer defaults.

We have in the past sought to reduce our credit risk by maintaining insurance coverage against lessee defaults. Our current insurance policy covering such credit risks will expire on April 30, 2005. While we believe we will be able to renew this coverage on comparable or more favorable terms, for an additional twelve month period, there can be no assurance that this or similar coverage will be available in the future or that such insurance will cover the entirety of any loss. If such insurance coverage is not obtained, it could adversely affect our business by increasing our risks and our costs in the event a customer defaults.

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

If a lessee defaults, we may be unable to re-lease recovered equipment for comparable rates or terms. Our reserves for anticipated losses may increase over historical levels or not be sufficient to cover actual losses, or our earnings may be adversely affected by customer defaults.

Changes in market price, availability or transportation costs of containers manufactured in China could adversely affect our ability to maintain our supply of containers.

Changes in the political, economic or financial condition of China, which would increase the market price, availability or transportation costs of containers or chassis, could adversely affect our ability to maintain our supply of equipment. China is currently the largest container producing nation in the world and a significant supplier of chassis. We currently purchase substantially all of our containers and a significant portion of our chassis from manufacturers in China. In the event that it were to become more expensive for us to procure containers and chassis in China or to transport these containers or chassis at a low cost from China to the locations where they are needed, because of a shift in U.S. trade policy toward China, increased tariffs imposed by the United States or other governments, a significant downturn in the political, economic or financial condition of China, or for any other reason, we would have to seek alternative sources of supply. We may not be able to make alternative arrangements quickly enough to meet our equipment needs, and the alternative arrangements may increase our costs.

We are controlled by a limited number of stockholders; this concentrated ownership could discourage acquisition bids for us that are not supported by our majority stockholders or limit the price investors will be willing to pay in the future for shares of our common stock.

As of March 1, 2005, approximately 66.5% of our common stock is beneficially owned, directly or indirectly, in the aggregate by Martin Tuchman, Warren L. Serenbetz, Jr., Raoul J. Witteveen and Arthur L. Burns, together with certain members of their immediate families and certain related entities. Each of Messrs. Tuchman, Serenbetz and Burns is a member of our Board of Directors and Mr. Tuchman and Mr. Burns are executive officers. Mr. Witteveen is a former director and executive officer. These individuals, either directly or indirectly, have the ability to elect all of the members of our Board of Directors and to control the outcome of all matters submitted to a vote of our stockholders. Our concentrated ownership may discourage acquisition bids for us that are not supported by our majority stockholders. This concentration of ownership could limit the price that investors might be willing to pay in the future for shares of our common stock.

We have relationships with and have entered into transactions with members of our management and affiliated entities that may involve inherent conflicts of interest.

Various relationships exist and various transactions have been entered into between or among us, on the one hand, and members of our management and affiliated entities, on the other hand. Some of these relationships and transactions may involve inherent conflicts of interest. (See Item 13, "Certain Relationships and Related Transactions" and Note 10 to the Consolidated Financial Statements for more information.)

We are dependent on the knowledge and experience of members of our senior management; loss of these members could adversely affect our ability to formulate and achieve our strategy and pursue new business initiatives.

Our growth and continued profitability are dependent upon, among other factors, the abilities, experience and continued service of certain members of our senior management, including Martin Tuchman, our Chairman and Chief Executive Officer. Mr. Tuchman holds, either directly or indirectly, a substantial equity interest in Interpool and also is a director of Interpool. Additionally, other members of our senior management possess knowledge of, and extensive experience in, the intermodal transportation industry. We rely on this knowledge and experience in our strategic planning and in our day-to-day business operations. If one or more members of our senior management were to resign or otherwise be unavailable to serve us, the loss could adversely affect our ability to formulate and achieve our strategy and pursue new business initiatives. In addition, we do not currently have employment agreements with all of our executive officers.

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

•	The maintenance standards observed by lessees;

•	The need for refurbishment;

•	Our ability to remarket equipment profitably;

•	The cost of comparable new equipment;

•	The cost to remanufacture chassis;

•	The availability of used equipment;

•	Rates of inflation;

•	Market conditions;

•	The costs of materials and labor; and

•	The obsolescence of certain types of equipment in our fleet.

Most of these factors are outside of our control. Operating leases, which represent the predominant form of lease in our portfolio, are subject to greater residual risk than direct financing leases.

Loss of our eligibility for tax benefits under the U.S.-Barbados tax treaty could increase our tax liability.

Through December 31, 2004, we claimed tax benefits under an income tax convention between the United States and Barbados ("pre-2005 Treaty"), the jurisdiction in which our subsidiary Interpool Limited, which operates our container business, is incorporated. Specifically, under that income tax convention, any profits of Interpool Limited from leasing of containers used in international trade generally are taxable only in Barbados and not in the United States.

Interpool Limited has been entitled to the benefits of the Tax Convention for each year by satisfying the two-pronged test to the "limitation of benefits" provision: (1) more than 50% of the shares of Interpool Limited were owned, directly or indirectly, by any combination of individual United States residents or citizens (the "51% U.S. ownership test"), and (2) its income was not used in substantial part, directly or indirectly, to meet liabilities to persons who were not residents or citizens of the United States (the "base erosion test"). We believe Interpool Limited passed both of these tests through December 31, 2004.

On July 14, 2004, the United States and Barbados signed a protocol to the pre-2005 Treaty ("post-2004 Treaty") that contains a more restrictive limitation on benefits provision than the pre-2005 Treaty. The post-2004 Treaty took effect on January 1, 2005 following its ratification by the United States Senate and the government of Barbados on December 20, 2004. Under the post-2004 Treaty, in addition to having to satisfy the 51% U.S. ownership and base erosion tests described above, Interpool Limited is only eligible for Treaty benefits with respect to its container rental and sales income if Interpool, Inc. is listed on a "recognized stock exchange" and Interpool, Inc.'s stock is "primarily" and "regularly" traded on such exchange.

During April 2004 Interpool, Inc. was de-listed by the New York Stock Exchange. However, on January 13, 2005 Interpool, Inc. was again listed, and began trading, on the New York Stock Exchange. Interpool believes this listing and its current trading volume satisfies the "primarily" and "regularly" traded requirements of the post-2004 Treaty, and that Interpool Limited qualified for benefits under the post-2004 Treaty on January 13, 2005. We have estimated there should be no U.S. current tax expense for the period from January 1, 2005 to January 12, 2005.

There is no assurance we will continue to satisfy the "regularly" traded, 51% U.S. ownership or base erosion tests of the post-2004 Treaty. In addition, at some future date the tax convention could be further modified in a manner adverse to us or repealed in its entirety, or we might not continue to be eligible for these tax benefits.

As a company resident in Barbados, Interpool Limited is required to file tax returns in Barbados and pay any tax liability to Barbados. However, no Barbados tax returns have been prepared or filed for Interpool Limited for any period subsequent to its 1997 tax year. We believe the failure to file these returns has not resulted in any material underpayment of taxes, interest or penalties (other than a nominal late filing penalty), because we believe no material Barbados taxes would have been due for the years for which returns have not been filed. We further believe Interpool Limited's failure to file these returns would not present any other material risk to Interpool. The preparation of these tax returns is currently in process and we intend to submit these returns as promptly as practicable. However, we cannot be assured our failure to file these returns would not adversely affect us.

A substantial portion of our future cash flows will be needed to service our indebtedness. Since our debt was downgraded beginning in 2003, our cost of borrowing has increased.

Historically, we have made, and continue to make, use of indebtedness to finance our equipment leasing activities and for other general corporate purposes. As of December 31, 2004, our total outstanding indebtedness was approximately $1.7 billion. We anticipate that we will incur additional indebtedness in the future. We are required to dedicate a substantial portion of our cash flow to payments on our indebtedness, thereby reducing the amount of cash flow available to fund working capital, capital expenditures, including fleet growth, and other corporate requirements. Should our cash flow be insufficient to service our debt obligations, we would be required to seek additional funds to meet our obligations. Additional funds, if needed, might not be available to us or, if available, might not be made available on terms acceptable to us.

Our business is highly dependent upon the availability of capital. In particular, the growth and replacement of our fleet through new equipment purchases or acquisitions, as well as the refinancing of our existing debt, will require further debt or equity financings. There is no assurance that interest rates and advance rates on any future financings will be as attractive as those experienced in the past. If we raise additional funds by issuing equity securities, further dilution to the existing stockholders may result.

During October and November 2003, the ratings on our debt securities were downgraded by three major rating agencies, Standard & Poor's, Fitch, and Moody's, citing the resignation of our former President, continued delay in issuing audited restated financial statements for 2000 and 2001 and our audited financial statements for 2002 to be included in our 2002 Annual Report on Form 10-K, and the need to obtain waivers from our lenders to avoid technical defaults under our loan agreements associated with the financial statement delays. Our debt securities were again downgraded by all three rating agencies following our press release on December 29, 2003, that indicated that release of our 2000, 2001 and 2002 financial statements and the filing of our 2002 Annual Report on Form 10-K would again be delayed. Our Annual Report was subsequently filed on January 9, 2004. On January 27, 2004, Moody's again downgraded our debt securities citing continued uncertainty associated with the delayed release of our financial information for 2003. We were subsequently advised that Moody's also reduced the "shadow rating" of our chassis securitization. We were advised by the provider of the insurance "wrap" portion of the chassis securitization that, as a result of the downgrade of the shadow rating, we are liable to indemnify such provider for certain of the provider's increased capital charge costs. During October 2004, we reached an agreement with such provider, pursuant to which we will pay approximately $0.2 million per month in additional premium, declining as the loan is paid down. Such additional premium will be further adjusted downward after eighteen months if the shadow rating improves, potentially going away entirely. In addition, as part of this agreement the wrap provider and the other participants in the chassis securitization have permanently waived any early amortization event or default associated with the downgrade of the shadow rating. Such downgrades may also have a negative effect on our interest cost, although two recent financings totaling approximately $650.0 million have interest rates that reduce should our credit ratings improve. Although the credit ratings of our debt securities were upgraded by Moody's on March 4, 2005, there can be no assurance that we will not be downgraded again in the future.

Increases in interest rates may increase our debt service obligations and adversely affect our liquidity.

A substantial portion of our borrowings are at variable rates of interest and expose us to interest rate risk. As interest rates rise, our debt service obligations increase. A significant rise in interest rates could have a material adverse effect on results of operations in future periods. For further discussion on interest rate risk see Item 7A.

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

Future changes to the fair market value of our common stock purchase warrants will cause volatility in our earnings.

On September 14, 2004, we issued two series of warrants in connection with a financing pursuant to which we sold $150.0 million of long-term notes. The warrants are exercisable for a total of 8,333,333 shares of our common stock at an exercise price of $18.00 per share. The warrants are currently classified as a liability on our Consolidated Balance Sheets. Generally accepted accounting principles require that, as long as the warrants are classified as a liability rather than equity, the liability should be stated at fair market value. Changes in the fair market value of the warrants from one quarter to the next quarter are recorded as a non-cash expense or income in the Consolidated Statements of Income. The fair market value of these warrants increased from $22.5 million at September 30, 2004 to $71.7 million at December 31, 2004, resulting in a non-cash expense in the fourth quarter of 2004 of $49.2 million that adversely affected our net income for that quarter and the year. The increase in fair market value resulted primarily from the increase in the market price of our common stock during the quarter. For the period of time that these warrants continue to be classified as a liability, any further increase in the fair market value of the warrants will result in an additional non-cash expense to our Consolidated Statements of Income. If the fair market value of the warrants decreases in the future, we will record non-cash income in our Consolidated Statements of Income. Accordingly, future changes to the fair market value of these warrants will cause volatility in our future financial results.

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

Website Access

Our website address is www.interpool.com. You may obtain free electronic copies of our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports under the heading "Financial Information." These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC. You can also go to our website to obtain copies of our corporate governance guidelines, Code of Business Conduct and Ethics and charters for our Audit, Compensation and Corporate Governance Committees. Copies of all of these documents can also be obtained, free of charge, upon written request to the Secretary, Interpool, Inc., 211 College Road East, Princeton, NJ 08540.

Back to Contents

ITEM 2. PROPERTIES

We purchased our main office building located at 211 College Road East, Princeton, NJ in 2002. We use approximately 77% of this 39,000 square foot building. The remainder is leased to third parties. We also own approximately 18,000 square feet of condominium office space located on the 27th floor at 633 Third Avenue, New York, NY that serves as our New York office. We use approximately 49% of this 18,000 square foot condominium. The remainder is leased to third parties. All of our other commercial office space is leased.

Back to Contents

ITEM 3. LEGAL PROCEEDINGS

Following our announcement in July 2003 that our Audit Committee had commissioned an internal investigation by special counsel into our accounting, we were notified that the SEC had opened an informal investigation of Interpool. As we anticipated, this investigation was subsequently converted to a formal investigation and remains pending as of the date this Form 10-K was filed with the SEC. We are fully cooperating with this investigation. The New York office of the SEC received a copy of the written report of the internal investigation and has received documents and information from us, our Audit Committee and certain other parties pursuant to SEC subpoenas. In late 2003, we were also advised that the United States Attorney's office for the District of New Jersey received a copy of the written report of the internal investigation and opened a parallel investigation focusing on certain matters described in the report by the Audit Committee's special counsel. We were informed that Interpool is neither a subject nor a target of the investigation by the U.S. Attorney's office. We cannot predict the final outcome of these investigations and accordingly cannot be assured that they will not result in the taking of actions adverse to us.

In February and March 2004, several lawsuits were filed in the United States District Court for the District of New Jersey, by purchasers of our common stock naming us and certain of our present and former executive officers and directors as defendants. The complaints alleged violations of the federal securities laws relating to our reported Consolidated Financial Statements for the years ended December 31, 2000 and 2001 and the nine months ended September 30, 2002, which we announced in March 2003 would require restatement. Each of the complaints purported to be a class action brought on behalf of persons who purchased our securities during a specified period. In April 2004, the lawsuits, which seek unspecified amounts of compensatory damages and costs and expenses, including legal fees, were consolidated into a single action with lead plaintiffs and lead counsel having been appointed. The plaintiffs filed a consolidated amended complaint in September 2004, which includes allegations of purported misstatements and omissions in our public disclosures throughout an expanded purported class period from March 31, 1999 through December 26, 2003. In November 2004, we filed a motion to dismiss the amended complaint, which is currently pending. In the event our motion to dismiss is denied, we would expect to incur additional defense costs typical of this type of class action litigation. We intend to vigorously defend this lawsuit but are unable at this time to ascertain the impact this litigation may have on our financial position or results of operations.

We are engaged in various other legal proceedings from time to time incidental to the conduct of our business. Such proceedings may relate to claims arising out of equipment accidents that occur from time to time which involve death and injury to persons and damage to property. Accordingly, we require all of our lessees to indemnify us against any losses arising out of such accidents and other occurrences while the chassis are on-hire to the lessees. In addition, lessees are generally required to maintain a minimum of $2.0 million in general liability insurance coverage which is standard in the industry. In addition, we maintain a general liability policy of $255.0 million, in the event that the above lessee coverage is insufficient. While we believe that such coverage should be adequate to cover current claims, there can be no guarantee that future claims will not exceed such amounts. Nevertheless, we believe that no such current asserted or unasserted claims of which we are aware will have a material adverse effect on our financial condition or results of operations and that we are adequately insured against such claims.

Back to Contents

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 15, 2004, we held our Annual Meeting of Stockholders. The following matters were voted upon by shareholders:

1.	The following individuals were elected to our board of directors as Class I directors to hold office for a term of two years and until their respective successors are duly elected and qualified.

Nominee	Vote For	Vote Withheld

Warren L. Serenbetz, Jr. Joseph J. Whalen	20,062,199 19,999,717	2,444,199 2,506,681

2.	The following individuals were elected to our board of directors as Class II directors to hold office for a term of three years and until their respective successors are duly elected and qualified.
Nominee	Vote For	Vote Withheld

Clifton H.W. Maloney Michael S. Mathews William J. Shea, Jr.	20,422,799 20,422,901 20,482,701	2,083,599 2,083,497 2,023,697

The Company's other three directors', Messrs. Tuchman, Burns and Halstead, terms of office continue until 2005.

3.	Our shareholders approved two new stock option plans: the 2004 Stock Option Plan for Key Employees and Directors of Interpool, Inc. and the Interpool, Inc. 2004 Nonqualified Stock Option Plan for Non-Employee, Non-Officer Directors. For descriptions of these plans, see Item 11 below and Note 14 to the Consolidated Financial Statements.

2004 Stock Option Plan for Key Employees and Directors of Interpool, Inc.	Vote For 17,371,197	Vote Against 5,131,673	Abstained 3,528

Interpool, Inc. 2004 Non-Qualified Stock Option Plan for Non-Employee, Non-Officer Directors	Vote For 19,871,541	Vote Against 2,624,529	Abstained 10,328

4.	Our shareholders also ratified the appointment of KPMG, LLP as our independent certified public accountants for the fiscal year ending December 31, 2004.

Vote For	Vote Against	Abstained

22,156,535	349,822	41

Back to Contents

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was listed on the New York Stock Exchange from 1993 to December 2003. Effective December 29, 2003, due to the delay in filing our 2002 Annual Report on Form 10-K with the Securities and Exchange Commission, our common stock and other listed securities were suspended from trading on the New York Stock Exchange, and delisting proceedings were commenced. Although we filed our 2002 Form 10-K on January 9, 2004 and appealed the suspension, our listed securities were delisted in April 2004. During the period the suspension and delisting were in effect, our common stock was traded on the over-the-counter market under the symbol IPLI. In December 2004, after making all delinquent SEC filings, we applied for relisting on the New York Stock Exchange and on January 13, 2005, our common stock and other listed securities were relisted on the New York Stock Exchange. Our common stock is traded on the New York Stock Exchange under the symbol "IPX". The following table sets forth for the periods indicated commencing on January 1, 2003, the high and low closing sale prices for our common stock. All share and per share data have been rounded to the nearest cent.

                                                         HIGH        LOW
        Fiscal Year 2003                                 ----        ----
          First Quarter.............................     $16.83      $13.14
          Second Quarter............................      18.60       13.88
          Third Quarter.............................      18.55       15.50
          Fourth Quarter............................      19.40       12.00*
        Fiscal Year 2004*
          First Quarter.............................     $16.50      $14.00
          Second Quarter............................      17.50       15.50
          Third Quarter.............................      19.10       16.50
          Fourth Quarter............................      24.00       17.25

       *   The low closing price for the fourth quarter of 2003 and all closing prices for 2004 were obtained from the over-the-counter market.

As of March 1, 2005 there were approximately 769 stockholders of record of our common stock. On March 1, 2005, the last reported sale price of our common stock on the New York Stock Exchange was $23.10 per share.

We paid a quarterly dividend of $0.0625 per share on our common stock in January, April, July and October of 2004 and 2003. We paid a quarterly dividend of $0.055 per share on our common stock in January, April, July and October of 2002 and a quarterly dividend in the amount of $0.05 per share on our common stock in July and October 2001. Prior to July 1, 2001, we had paid a quarterly dividend of $0.0375 per share on our common stock for the prior 17 quarters.

In connection with our delayed SEC filings and the receipt of waivers from our lenders necessitated by the delayed filings, beginning in January 2004, the members of our Board of Directors and certain of their affiliates who own shares of our common stock agreed to defer their receipt of any dividend payments until we were in compliance with all SEC filing requirements. As of December 27, 2004, we were no longer delinquent with regard to our SEC filings and the deferred dividends described above were paid prior to December 31, 2004.

The Board of Directors has instituted a dividend reinvestment plan, which went into effect at the end of 2001. The plan is non-dilutive; shares required for the plan are acquired on the open market by an independent third party plan administrator and not through the issuance of additional shares by us.

Back to Contents

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data, for the periods and at the dates indicated. This information should be read in conjunction with our historical consolidated financial statements included in this Annual Report on Form 10-K and the notes thereto.

SELECTED FINANACIAL DATA
(in thousands, except per share amounts)

                                                                   YEAR ENDED DECEMBER 31
                                           2004           2003(1)(2)    2002(1)(2)(3)   2001(1)(2)(4)    2000(1)(2)(4)(5)
                                           ----           ----------    ------------    ------------     ----------------
 INCOME STATEMENT DATA:
 Equipment leasing revenue                $388,183         $374,287        $325,080        $338,718          $287,553

 Depreciation and amortization of
 leasing equipment                         $89,458          $87,498         $88,707         $79,678           $66,075

 Interest expense                         $112,013         $106,688        $108,344         $48,270           $87,804

 Income before cumulative effect of
 change in accounting principle             $8,429          $41,190          $4,389         $28,104           $44,040

 Income per share:
 Basic                                       $0.31            $1.51           $0.16           $1.03             $1.61
                                             =====            =====           =====           =====             =====
 Diluted                                     $0.29            $1.42           $0.15           $0.97             $1.61
                                             =====            =====           =====           =====             =====
 Weighted average shares
 outstanding:

 Basic                                      27,380           27,365          27,360          27,417            27,421

 Diluted                                    28,960           30,396          29,202          28,973            27,426
 Cash dividends declared per common
 share                                       $0.25            $0.25         $0.2275         $0.1925             $0.15

                                           2004              2003            2002            2001             2000
 BALANCE SHEET DATA:                       ----              ----            ----            ----             ----

 Cash and cash equivalents                $309,458         $141,019        $170,613        $103,760          $157,224

 Net investment in direct financing       $363,445         $426,815        $334,129        $275,372          $213,180
 leases

 Leasing equipment, net                 $1,579,196       $1,636,716      $1,557,689      $1,335,610        $1,231,037

 Total assets                           $2,404,086       $2,373,036      $2,241,944      $1,923,052        $2,204,590

 Debt and capital lease obligations     $1,718,198       $1,715,687      $1,672,211      $1,429,680        $1,706,985

 Stockholders' equity                     $394,186         $383,640        $336,996        $352,072          $341,322
(1)	As disclosed in our Quarterly Report on Form 10-Q for the nine months ended September 30, 2004, the Company uncovered an immaterial error related to financial statements not part of any current filing, which has been reported as an adjustment to opening retained earnings. For further information regarding this adjustment, see Note 1 to the Consolidated Financial Statements.

(2)	Certain reclassifications have been made to the 2003, 2002, 2001 and 2000 amounts in order to conform to the 2004 presentation.

(3)	Effective June 27, 2002, our financial statements include CAI as a consolidated subsidiary. (See Note 11 to the Consolidated Financial Statements.)

(4)	As a result of adopting Statement of Financial Accounting Standards No. 145 ("SFAS 145") extraordinary gains related to the retirement of debt during the years ended December 31, 2001 and 2002, respectively, have been reclassified into operating income on a pretax basis. Income before cumulative effect of change in accounting principle include net of tax amounts of $558 and $840 for years ended December 31, 2001 and 2000, respectively.

(5)	The 2000 income statement data excludes $660 resulting from the cumulative effect of change in accounting principle. The 2000 results include earnings from the assets acquired from Transamerica ("TA"), which we acquired on October 24, 2000, with an effective date of October 1, 2000. The 2000 results include only the chassis acquired from TA as the rail trailers and domestic containers were identified as assets held for sale at the time of purchase.

Back to Contents

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

The following discussion of our historical financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this report. (All fleet statistics including the size of the fleet, utilization of the leasing equipment or the rental rates per day that are set forth in this Annual Report on Form 10-K include our equipment, including that portion of our equipment managed by CAI. To the extent that our equipment is managed by CAI, the equipment is considered fully utilized since it is not available for us to put on hire regardless of whether all of the units are generating equipment leasing revenue. All equipment owned by CAI or managed by CAI (with the exception of equipment owned by us and managed by CAI), is excluded from all statistics, unless otherwise indicated. In addition, all of our chassis assigned to chassis pools are considered fully utilized. This exclusion of information relative to CAI, unless indicated otherwise, provides a focus on the drivers which are critical to our core business.)

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

Our Form 10-K for the year ended December 31, 2002 was filed in January 2004 and contained, among other things, restated consolidated financial statements for the years ended December 31, 2001 and 2000 and the first three quarters of 2002. For additional information regarding this restatement, see Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2002 Form 10-K.

In preparation for the 2003 audit, we determined that the previously reported quarterly results for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 required restatement. For additional information regarding this restatement, see Note 19 in our 2003 Form 10-K.

During the preparation of the third quarter of 2004 financial statements, we uncovered an immaterial error related to financial statements not part of any current filing, which has been reported as an adjustment to opening retained earnings. For further information regarding this adjustment, see Note 1 to the Consolidated Financial Statements. All financial information for 2004 and prior periods included in this Report on Form 10-K gives effect to the adjustment.

During the preparation of the December 31, 2004 consolidated financial statements, a weakness in our documentation of certain hedging relationships was uncovered. It was determined that the previously reported quarterly results for March 31, 2004, June 30, 2004 and September 30, 2004 required restatement. For additional information regarding this restatement, see Note 18 to the Consolidated Financial Statements.

Certain reclassifications have been made to the 2002 and 2003 amounts in order to conform to the 2004 presentation. In addition, we determined it was necessary to change the classification of certain types of revenue which had been previously reported as a reduction to lease operating expenses. This revenue consists primarily of fees charged to lessees for handling, repositioning and repairs which had previously reduced the related costs for these services. This revenue is reported separately as other revenue on the face of our Consolidated Statements of Income. These reclassifications have no impact on net income.

General

Interpool is one of the world's leading suppliers of equipment and services to the intermodal transportation industry. We believe we are the world's largest lessor of intermodal container chassis and a world-leading lessor of international dry freight standard containers used in international trade.

Our primary sources of equipment leasing revenue are derived from operating leases and income earned on direct financing leases. We generate this revenue through leasing transportation equipment, primarily intermodal container chassis and intermodal dry freight standard containers. Operating lease equipment (operating leases) and direct financing leases are the two major asset types that generate this revenue. In the case of operating lease equipment, we retain the substantive risks and rewards of equipment ownership. In the case of direct financing leases, the lessee generally has the substantive risks and rewards of equipment ownership and the right to purchase the equipment at the end of the lease term. This equipment leasing revenue is supplemented by other sources of revenue such as fees charged to the lessee for handling, delivery and repairs earned under contractual agreement with the lease customer. Equipment leasing revenue derived from an operating lease generally consists of the monthly lease payments from the customer. For direct financing leases, the lessee's payment is segregated into principal and interest components much like a loan. The interest component, calculated using the effective interest method over the term of the lease, is recognized by us as equipment leasing revenue. The principal component of the direct financing lease payment is reflected as a reduction to the net investment in the direct financing lease.

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

During the year ended December 31, 2004, as compared with the year ended December 31, 2003, our equipment leasing revenues increased due to strong demand for equipment, resulting in a favorable increase in utilization rates for our chassis and continued high utilization rates for our containers. During 2004, the size of our chassis fleet was at essentially the same level as the earlier period. However, our fleet of containers decreased from 870,000 twenty-foot equivalent units ("TEU") to 808,000 TEU primarily due to the number of direct financing leases maturing being greater than the investment in new direct financing lease containers. Utilization of our container and chassis fleets (including equipment on both operating and direct financing leases) was 99% and 97%, respectively, at December 31, 2004.

Although daily rental rates for new long-term leases in our operating lease container fleet remained relatively flat during 2003, container daily lease rates on new equipment rose in 2004 and are expected to continue to increase in 2005 due to the increased demand for equipment as well as the increases in costs of new containers. However, daily rental rates for used containers are very competitive and expiring operating leases for larger contracts are sometimes renewed at daily rental rates that are lower than the rental rates in the initial lease term.

Lease rates for new chassis were essentially flat during the first half of 2004. They rose in the last half of 2004, and continue to rise thus far in 2005. Price increases for new chassis are largely driven by the increase in steel costs, but have increased at a slower rate than container costs due to the large number of sub-assemblies that make up a chassis. Many of these sub-assemblies were in inventory prior to the steel cost increases and only recently have started to rise in price. The effect of higher material costs has been tempered by the recent shift in the manufacturing base for chassis toward China, where there are significantly lower labor and overhead costs. Lease rates for used chassis remained flat during the first half of 2004, but have been rising since then. The increases are due largely to the depletion of used chassis inventories and the rising price of new and remanufactured chassis.

We anticipate that industry demand for chassis and containers will continue to be strong well into 2006. This projection is supported by the fact that all major shipyards are reporting large order backlogs through 2007. The world cellular container ship fleet is expected to increase by 13.3% in 2005, 15.2% in 2006 and 9.3% in 2007 (excluding scrapping) as reported in the November 2004 edition of Containerisation International. As of October 1, 2004, the total order book was for 892 ships with a total capacity of approximately 3.3 million TEU, or approximately 50% of the world cellular container ship fleet.

We believe a number of factors have contributed to the strong demand for equipment in the industry. From 2002 to 2003, according to the Containerisation International Yearbook 2005, global containerized traffic increased by 9.6%, from 276.6 million TEU in 2002 to 303.1 million TEU in 2003, fueling demand for transportation equipment generally. In addition, as mentioned above, several major shipping lines started to bring new, very large 8,000-9,000 TEU ships to the West Coast of the United States in the fall of 2004. When ships of this size are unloaded, they require the use of a larger number of chassis to move the containers to local railroad terminals or their final destinations. The large quantity of vessels on order will also require additional containers to support them. Demand for chassis has also been affected by the inability of large, fully loaded ships to pass through the Panama Canal. These ships typically discharge their cargo on the West Coast of the United States, with the cargo being moved by "land bridges", by truck and rail, inland and across the country, using chassis at various stages during this process. At the same time, the demand for chassis, along with increased congestion at many of the rail and marine facilities around the country, have fueled an increase in the pooling of chassis for greater efficiencies. Correspondingly, we have experienced an increase in demand for our "PoolStat"™ chassis management services as more shipping lines are entering into these chassis sharing arrangements. In addition, we have continued to experience high demand in our own Trac Lease neutral chassis pools at railroads and marine terminals.

Our container fleet (including units on hire as direct financing leases) decreased in size by 7.0% from December 31, 2003 to December 31, 2004, while our chassis fleet held at essentially the same level. We were not able to take full advantage of the strong customer demand for containers and chassis during the latter part of 2003 and the first nine months of 2004, as a result of the delay in filing our Annual Report on Form 10-K for 2002, our Quarterly and Annual Reports on Forms 10-Q and 10-K for 2003 and our Quarterly Reports on Form 10-Q for 2004 which adversely affected our ability to obtain the financing necessary for us to purchase equipment for lease to customers. In addition, the requirement to maintain certain levels of unrestricted cash continued to limit the amount of new business we have written with our customers during the first nine months of 2004. This requirement was eliminated when our revolving credit facility and one other facility were repaid in full during November 2004. We have successfully completed $747.0 million of financings and commitments from January 1, 2004 to December 31, 2004, of which $517.0 million is secured by equipment and leases, while the remaining $230.0 million is unsecured debt. Of the $517.0 million of new financings and commitments secured by equipment and leases, approximately $333.0 million was used (1) to satisfy required payments to equipment manufacturers, (2) to finance previously unencumbered assets, (3) to re-finance existing secured debt, and (4) for other working capital requirements. This left $184.0 million available under these facilities for future use at December 31, 2004. Of the $230.0 million of unsecured debt, one financing for $150.0 million was completed during September 2004, with $49.1 million of the proceeds concurrently used to reduce existing unsecured debt. A second financing for $80.0 million of unsecured debt was completed during November 2004. (For further discussion of these transactions, see "Debt and Capital Lease Obligations" below and Note 4 to the Consolidated Financial Statements.) In addition, our cost of new financing during 2004 was higher than we experienced in 2003, due to higher interest rates in general and increased borrowing costs resulting from the lowering of our credit ratings over the past year. The increase in interest expense during 2004 was the result of increased interest rates and bank fees paid in order to obtain waivers related to our delayed filings, offset by carrying lower debt balances as compared to the prior year period. We regularly evaluate financing proposals which, when coupled with available cash balances and funds available under commitments mentioned above, could be used for growth, for refinancing existing facilities and for working capital.

As of December 31, 2004, our commitments for future capital expenditures totaled approximately $149.6 million with approximately $116.7 million committed for fiscal 2005. Our available liquidity at December 31, 2004, including $223.0 million available under credit facilities, was $507.6 million after deducting $24.9 million of restricted cash. Required debt repayments and capital lease payments for the next 12 months totaled $240.6 million. Based on our existing cash balances, financings closed, and our financial projections of operating cash flow for the future, we believe that we will have sufficient liquidity to grow our portfolio while meeting our obligations and commitments as they become due.

Other than interest expense and depreciation expense on our operating lease equipment, our primary expenses are corporate administrative and lease operating expenses, which include maintenance and repair expense, as well as storage and positioning expense. Our lessees are generally responsible for lease operating expenses during the term of their lease. Our corporate administrative expenses are primarily employee related costs such as salary expense, costs of employee benefits, information technology expenses and travel and entertainment costs, as well as expenses incurred for outside services such as legal, consulting and audit related fees. During 2004, lease operating and administrative expenses as a percentage of total revenues were 35.9%, compared to 38.9% during the same period in 2003. The additional personnel and systems enhancements we are adding to improve our internal controls, as well as additional procedures being implemented to comply with Sarbanes-Oxley requirements, have added incremental administrative expenses in 2004. During 2004, the incremental administrative expenses were offset by a reduction in legal fees resulting from the Audit Committee and SEC investigations and a reduction in storage costs resulting from an increase in fleet utilization.

During 2003 and 2004, we incurred significant costs related to the investigations by our Audit Committee and the SEC, separation agreements with our former Chief Financial Officer and our former President, legal representation for the Company as well as our officers, directors and employees, the payment of fees in order to obtain necessary waivers from our financial institutions and, during 2004, the proceedings before The New York Stock Exchange to delist our securities. We will continue to incur additional costs relating to the formal investigation by the SEC and the class action lawsuit, including the cost of legal representation for the Company and our current and former officers, directors and employees.

Non-performing receivables totaled $12.5 million at December 31, 2004 compared with $12.8 million at December 31, 2003. Reserves of $11.8 million and $11.9 million, respectively, have been established against these non-performing receivables. During 2004, receivable write-offs net of recoveries totaled $3.7 million as compared with $1.9 million for the same period in 2003.

Our net income for the year ended December 31, 2004 was $8.4 million as compared with $41.2 million for the year ended December 31, 2003, a reduction of 79.6%. The December 31, 2004 net income included non-cash expense of $49.2 million (for which no tax benefit is derived) resulting from the change in fair value of the warrants issued by us during September 2004 in connection with a Securities Purchase Agreement pursuant to which we sold $150.0 million of 6.0% notes due in 2014 (See Note 4 to the Consolidated Financial Statements). In addition, our 2004 net income included an after tax gain on the settlement of an insurance litigation of $5.2 million. Our net income per share on a fully diluted basis for the year ended December 31, 2004 and 2003 was $0.29 and $1.42, respectively. Annualized return on average stockholders' equity was 2.2% for the year ended December 31, 2004 compared to 11.5% for the year ended December 31, 2003. Excluding the non-cash expense for the change in the fair value of the warrants and the gain on settled insurance litigation, the annualized return on average stockholder's equity was 13.5% for the year ended December 31, 2004.

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

Our container leasing operations are primarily conducted through our subsidiary, Interpool Limited, a Barbados corporation, as well as through CAI, our consolidated 50% owned subsidiary. Our effective tax rate benefits substantially from the application of an income tax convention, pursuant to which the profits of Interpool Limited from international container leasing operations are exempt from federal taxation in the United States. As discussed below, these profits are subject to Barbados tax at rates that are significantly lower than the applicable rates in the United States. For further information regarding the United States and Barbados Tax Treaty and the recently-enacted Protocol to this Treaty, see Note 2 to the Consolidated Financial Statements and the "United States Federal Income Tax" section of Management's Discussion and Analysis for this Form 10-K.

The sections that follow analyze our results of operations by financial statement caption and provide a more detailed discussion of our performance for the year ended December 31, 2004 as compared to December 31, 2003 and for the year ended December 31, 2003 compared to the year ended December 31, 2002.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Equipment Leasing Revenue. Our equipment leasing revenues increased to $388.2 million for the year ended December 31, 2004, from $374.3 million in the year ended December 31, 2003, an increase of $13.9 million or 4%.

Container leasing segment revenues increased to $181.5 million for the year ended December 31, 2004, from $175.1 million in the year ended December 31, 2003, an increase of $6.4 million or 4%. The increase was primarily attributable to an increase in container operating lease revenues of $9.4 million, partially offset by a decrease in direct financing lease revenues of $3.1 million. The incremental container operating lease revenues, as compared to the prior year period, are primarily due to our container operating lease fleet which increased in size by 7%. The daily rental rates for the overall container fleet were lower, partially offsetting the incremental revenue resulting from the increased average size of our container operating lease fleet. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire regardless of whether all of these units are generating revenue. Under this method, utilization rates of our container operating lease fleet were 99% at December 31, 2004 and 2003. The utilization rates of our operating lease container fleet, considering CAI's actual utilization rates for our operating lease containers managed by CAI, were 96% and 94% at December 31, 2004 and 2003, respectively.

Domestic intermodal equipment segment revenues increased to $206.7 million for the year ended December 31, 2004, from $198.5 million in the year ended December 31, 2003, an increase of $8.2 million or 4%. The increase was attributable to an increase in chassis operating lease revenues of $9.4 million, partially offset by a decrease in direct financing lease revenues of $1.2 million. The incremental chassis operating lease revenues are primarily due to an increase in the utilization and daily rental rates for our chassis fleet as compared to the prior year period. The utilization rates of our domestic intermodal chassis operating lease fleet were 97% and 96% at December 31, 2004 and 2003, respectively.

Computer leasing equipment segment revenues decreased $0.6 million as compared to the prior year period due to the liquidation of the computer leasing segment which was completed during the first quarter of 2004.

Other Revenue. Our other revenues decreased to $16.2 million for the year ended December 31, 2004, from $27.8 million in the year ended December 31, 2003, a decrease of $11.6 million or 42%.

Container leasing segment other revenues decreased to $8.7 million for the year ended December 31, 2004, from $11.8 million in the year ended December 31, 2003, a decrease of $3.1 million or 26%. The decrease was primarily attributable to a decrease in container positioning revenue of $2.0 million as well as a reduction in billable repairs to our lessees at the termination of a lease of $1.2 million.

Domestic intermodal equipment segment other revenues decreased to $7.5 million for the year ended December 31, 2004, from $16.0 million in the year ended December 31, 2003, a decrease of $8.5 million or 53%. The decrease was primarily attributable to a reduction in billable services for positioning of equipment provided to the United States military of $4.0 million and a reduction in billable repairs to our lessees at the termination of a lease of $4.4 million.

Lease Operating and Administrative Expenses. Our lease operating and administrative expenses decreased to $145.3 million for the year ended December 31, 2004 from $156.4 million in the year ended December 31, 2003, a decrease of $11.1 million or less than 7%.

The decrease was primarily due to:

•	A decrease in storage costs of $4.7 million primarily due to increased utilization experienced within CAI's container fleet as well as within the domestic intermodal chassis product line.

•	A decrease of $2.7 million in positioning and handling expenses, primarily due to a reduction in services incurred for the United States military.

•	A decrease in maintenance and repair costs of $2.6 million primarily due to a decrease in repairs of equipment for both the chassis and container product lines.

•	A decrease in legal and consulting fees of $2.0 million primarily due to a reduction in legal fees related to the Audit Committee and SEC investigations in 2003 and the class action lawsuit, partially offset by increased consulting services.

•	A decrease in commission expense of $1.1 million primarily due to the write-off of deferred sales commissions in the prior year period, as well as an overall reduction in agency commissions.

•	An increase in foreign exchange gains of $1.1 million primarily due to the effects of foreign currency fluctuations.

•	A decrease in travel and entertainment expense of $0.7 million primarily due to reduced executive travel incurred within the container leasing segment.

•	An increase in salary expense of $3.9 million primarily related to an increase in headcount and other employee related costs, partially offset by the expenses recorded in 2003 related to separation agreements with our former Chief Financial Officer who resigned in July 2003 and our former President who resigned in October 2003.

A further breakdown of the lease operating and administrative expense variances, as compared to the prior period, by reportable segment is as follows:

•	Container leasing segment lease operating and administrative expenses decreased to $46.7 million for the year ended December 31, 2004 from $54.2 million in the year ended December 31, 2003, a decrease of $7.5 million or 14%. This decrease can be summarized as follows:

                                                              Container
                (Dollars in millions)                          Leasing
                ---------------------                         ---------
                Storage expense                               $(3.9)
                Legal and consulting fees                      (1.7)
                Commissions expense                            (1.1)
                Exchange                                       (1.1)
                Maintenance and repairs expense                (0.8)
                Travel and entertainment expense               (0.7)
                Positioning and handling expense               (0.5)
                Salaries expense                                3.0
                Other, net                                     (0.7)
                                                             -------
                Total                                        $ (7.5)
                                                             =======
•	Domestic intermodal equipment segment lease operating and administrative expenses decreased to $98.6 million for the year ended December 31, 2004 from $102.1 in the year ended December 31, 2003, a decrease of $3.5 million or 3%. This decrease can be summarized as follows:

                                                            Domestic
                                                           Intermodal
                (Dollars in millions)                       Equipment
                ---------------------                      ----------
                Positioning and handling expense             $(2.2)
                Maintenance and repairs expense               (1.8)
                Storage expense                               (0.8)
                Legal and consulting fees                     (0.3)
                Salaries expense                               0.9
                Other, net                                     0.7
                                                             ------
                Total                                        $(3.5)
                                                             ======

During 2003 and 2004, we incurred significant costs related to the investigations by our Audit Committee and the SEC, separation agreements with our former Chief Financial Officer and our former President, legal representation for the Company as well as our officers, directors and employees, the payment of fees in order to obtain necessary waivers from our financial institutions and, during 2004, the proceedings before The New York Stock Exchange to delist our securities. We will continue to incur additional costs relating to the formal investigation by the SEC and the class action lawsuit including the cost of legal representation for the Company and our current and former officers, directors and employees. The costs incurred during 2003 and 2004 are as follows:

                                                     Year Ended      Year Ended
                                                    December 31,     December 31,
                (Dollars in millions):                 2003             2004
                ----------------------                 ----             ----
                Audit fees for the reaudits
                    and restatements                   $3.6             $0.5
                Cost of investigations                  5.9              0.2
                Legal and consulting fees               3.2              2.4
                Separation agreements                   5.9              0.3
                Bank waiver fees                        1.6              2.5
                                                        ---              ---
                Amounts before tax                    $20.2             $5.9
                                                      =====             ====
                Amounts net of tax                    $12.9             $4.0
                                                      =====             ====

Provision for Doubtful Accounts. Our provision for doubtful accounts decreased to $1.5 million for the year ended December 31, 2004 from $4.2 million for the year ended December 31, 2003. The decrease was primarily attributable to an improvement in the risk profile of our outstanding receivables, partially offset by the reversal during the prior year period of bad debt provisions previously recorded by Microtech, without a similar reversal of bad debt provisions during the current year period ($0.4 million). During the year ended December 31, 2004, our non-performing receivables decreased $0.3 million ($12.5 million at December 31, 2004 and $12.8 million at December 31, 2003). As of December 31, 2004 and December 31, 2003, our non-performing receivables, net of applicable reserves, were 1.01% and 1.27%, respectively, of accounts receivable, net. Our provision for doubtful accounts is provided based upon a quarterly review of the receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of direct financing lease receivables.

Fair Value Adjustment for Derivative Instruments. Our non-cash fair value adjustment for derivative instruments income amounted to $2.4 million for the year ended December 31, 2004 as compared to income of $0.8 million for the year ended December 31, 2003. The income for the year ended December 31, 2004, as well as the prior year period, was primarily due to the change in fair value of interest rate swap agreements held which do not qualify as cash flow hedges.

Fair Value Adjustment for Warrants. Our non-cash fair value adjustment for warrants expense amounted to $49.2 million for the quarter and year ended December 31, 2004, without a similar item in the prior year period. The expense for the year ended December 31, 2004 was due to the change in the fair value of the Warrants issued during September 2004 in connection with the 6.0% Notes, which Warrants are classified as a liability on the accompanying Consolidated Balance Sheets. Due primarily to the increase in the market value of our common stock during the last quarter of 2004, the fair market value of these Warrants increased from $22.5 million at September 30, 2004 to $71.7 million at December 31, 2004. For the period of time that these Warrants are classified as a liability, any further increase in the fair market value of the Warrants will result in an additional non-cash expense to the Consolidated Statements of Income. If the fair market value of the Warrants decreases in the future, we will record non-cash income in our Consolidated Statements of Income. Accordingly, future changes to the fair market value of these Warrants have the potential to cause volatility in our future results.

Depreciation and Amortization of Leasing Equipment. Our depreciation and amortization expenses increased to $89.5 million for the year ended December 31, 2004, from $87.5 million for the year ended December 31, 2003, an increase of $2.0 million or 2%. This increase was primarily due to additions to our operating lease fleet.

Impairment of Leasing Equipment. Our impairment of leasing equipment expense decreased to $4.6 million for year ended December 31, 2004, from $9.0 million for the year ended December 31, 2003, a decrease of $4.4 million. This decrease was primarily due to a reduction in impairment losses related to damaged equipment that was subsequently remanufactured ($3.0 million), and a decrease in impairment losses for idle equipment ($1.5 million).

(Income)/Loss for Investments Accounted for Under the Equity Method. The increase in (income)/loss for investments accounted for under the equity method of $2.1 million during the year ended December 31, 2004 resulted primarily from improved earnings for certain investments accounted for under the equity method.

Gain on Insurance Settlement. During the year ended December 31, 2004, we signed an agreement settling the lawsuit and claims under our insurance policy related to the default of a South Korean Customer. In connection with this settlement, we recognized a pre-tax gain of $6.3 million related to the $26.4 million settlement of the claim during the three months ended June 30, 2004. (See Note 16 – Settled Insurance Litigation).

Other (Income)/Expense, Net. We had other income of $15.7 million during the year ended December 31, 2004 compared to $5.1 million of other income for the year ended December 31, 2003. The increase of $10.6 million was primarily due to:

•	An increase in gains on equipment sales of $13.7 million, including an increase of $10.4 million in gains on equipment sales to third parties recognized by CAI. The increase in gains on equipment sales recognized by CAI was due to an increase in volume, as well as an increase in the returns generated on the equipment sales due to the favorable market conditions within the container resale sector. In addition, during the fourth quarter of 2004, we sold certain assets of CTC Container Trading (U.K.) Limited, a wholly-owned subsidiary which leased specialized cargo carrying units and other equipment for use by companies operating in the North Sea, which resulted in a pre-tax profit of approximately $0.9 million. The remainder of the increase in gains on equipment sales was primarily due to the favorable market conditions we experienced in the resale sector for containers as compared to the prior year period, as well as sales of certain railcars which contributed favorably to profits on equipment sales.

•	A $2.9 million gain recorded in October, 2003 resulting from the consolidation of assets and liabilities of a special purpose entity (which no longer qualified for off-balance sheet treatment for accounting purposes) formed as part of our container lease securitization program. This gain resulted primarily from the favorable credit loss experience through September 30, 2003 on the underlying direct financing leases as compared to the assumed credit losses of 1.5%. See Note 7 to the Consolidated Financial Statements for further discussion of the accounting for this special purpose entity.

Interest Expense. Our interest expense increased to $112.0 million in the year ended December 31, 2004 from $106.7 million in the year ended December 31, 2003, an increase of $5.3 million or 5%. The increase in interest expense was primarily attributable to an increase in amortization of deferred financing fees of $2.8 million, increased interest rates resulting in increased interest expense of $2.6 million and an increase of $0.9 million for bank fees in order to obtain waivers related to our delayed filings. These increases were partially offset by reduced borrowings resulting in a reduction in interest expense of $1.0 million.

Interest Income. Our interest income decreased to $3.4 million in the year ended December 31, 2004 from $4.0 million in the year ended December 30, 2003, a decrease of $0.6 million or 15%. The decrease in interest income was primarily due to reduced earnings on invested cash balances due to lower interest rates, partially offset by an increase in average invested balance.

Minority Interest Expense, Net. The change in minority interest expense, net of $6.5 million for the year ended December 30, 2004 as compared to the prior year was primarily due to a $13.5 million increase in net income reported by our 50%-owned consolidated subsidiary, CAI.

Provision for Income Taxes. We recorded an income tax provision of $13.7 million for the year ended December 31, 2004 as compared to $3.3 million for the year ended December 31, 2003. This increase was principally caused by an increase in taxable income of $26.9 million as adjusted for the $49.2 million permanent tax difference that arose from the non-cash expense pertaining to the Warrant liability. In addition, a larger proportion of taxable income was generated from United States sources as compared to lower-taxed international source income.

Interpool Limited's pre-tax income (international sourced income) is taxed at a low rate (approximately 3%) due to the income tax convention between the United States and Barbados. The domestic intermodal division's pre-tax income (United States sourced income), including corporate activities and the results of operations of CAI, is taxed at the higher United States tax rates. During the year ended December 31, 2004, 36% of taxable income was generated from United States sources as compared to a loss experienced during the year ended December 31, 2003, thus contributing to the increase in the provision for income taxes.

Net Income. As a result of the factors described above, our net income decreased to $8.4 million in the year ended December 31, 2004 from $41.2 million in the year ended December 31, 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Equipment Leasing Revenue. Our equipment leasing revenues increased to $374.3 million for the year ended December 31, 2003, from $325.1 million in the year ended December 31, 2002, an increase of $49.2 million or 15%.

Container leasing segment revenues increased to $175.1 million for the year ended December 31, 2003, from $138.3 million in the year ended December 31, 2002, an increase of $36.8 million or 27%. The increase was attributable to $17.1 million of incremental leasing revenues as a result of consolidating the activities of CAI for a full year in 2003 as compared to approximately six months in 2002. In addition, container operating lease revenues increased $10.1 million and direct financing lease revenues increased $9.6 million. The incremental container operating lease revenues are primarily due to our container operating lease fleet which increased in size by 11% and an increase in the utilization rates for our containers as compared to the prior year period. The daily rental rates for containers were relatively flat as compared to the prior year period. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire regardless of whether all of these units are generating revenue. Under this method, utilization rates of our container operating lease fleet were 99% and 98% at December 31, 2003 and 2002, respectively. The utilization rates of our operating lease container fleet, considering CAI's actual utilization rates for our operating lease containers managed by CAI, were 94% and 92% at December 31, 2003 and 2002, respectively.

Domestic intermodal equipment segment revenues increased to $198.5 million for the year ended December 31, 2003, from $185.3 million in the year ended December 31, 2002, an increase of $13.2 million or 7%. The increase was attributable to an increase in chassis operating lease revenues of $12.4 million and direct financing lease revenues which increased $0.8 million. The incremental chassis operating lease revenues are primarily due to our chassis operating lease fleet which increased in size by 5% and an increase in the utilization rates for our chassis as compared to the prior year period. The daily rental rates for chassis were relatively flat as compared to the prior year period. The utilization rates of our domestic intermodal chassis operating lease fleet were 96% and 93% at December 31, 2003 and 2002, respectively.

Computer leasing equipment segment revenues decreased to $0.6 million for the year ended December 31, 2003, from $1.5 million in the year ended December 31, 2002, a decrease of $0.9 million or 60%. This decrease is due to the liquidation of the computer leasing segment which was taking place throughout 2003.

Other Revenue.Our other revenues increased to $27.8 million for the year ended December 31, 2003, from $19.9 million in the year ended December 31, 2002, an increase of $7.9 million or 40%.

Container leasing segment other revenues increased to $11.8 million for the year ended December 31, 2003, from $8.1 million in the year ended December 31, 2002, an increase of $3.7 million or 46%. The increase was primarily attributable to an increase in container positioning revenue of $2.1 million and an increase in billable repairs to our lessees at the termination of a lease of $1.6 million.

Domestic intermodal equipment segment other revenues increased to $16.0 million for the year ended December 31, 2003, from $11.8 million in the year ended December 31, 2002, an increase of $4.2 million or 36%. The increase was primarily attributable to an increase in billable services for positioning of equipment provided to the United States military of $4.0 million.

Lease Operating and Administrative Expenses. Our lease operating and administrative expenses increased to $156.4 million for the year ended December 31, 2003 from $117.0 million in the year ended December 31, 2002, an increase of $39.4 million or 34%.

The increase was primarily due to:

•	An increase of $13.0 million resulting from the consolidation of the activities of CAI for the full year in 2003 compared to approximately six months in the prior year.

•	An increase in legal fees of $11.6 million primarily related to the Audit Committee and SEC investigations as well as the restatement of our 2001 and 2000 annual financial results and the financial results of the first three quarters of 2002.

•	An increase in salary expense of $5.9 million due to recording of substantially all costs related to separation agreements with our former Chief Financial Officer who resigned in July 2003 and our former President who resigned in October 2003. In addition, salary expense increased by $2.6 million as a result of an increase in headcount and other employee related costs.

•	An increase in maintenance and repair costs of $4.7 million primarily due to the refurbishment of chassis for use within the chassis product line and an increase in repairs within the container product line.

•	An increase in audit expenses of $4.3 million primarily as a result of the restatement of our 2001 and 2000 annual financial results and the financial results of the first three quarters of 2002.

•	An increase of $3.5 million in positioning and handling expenses, primarily due to an increase in services provided for the United States military during 2003.

•	An increase in insurance expense of $0.8 million primarily due to premiums for insurance coverage against customer insolvency and related equipment losses. The premium rates and deductibles for this type of insurance have increased as a result of higher claim experience by the Company and others within the industry.

•	A decrease in storage costs of $6.4 million primarily due to increased utilization, as well as a reduction in storage related expenses as we sold equipment recovered from a customer in default.

•	A decrease in computer leasing equipment segment lease operating and administrative expenses of $0.4 million due to the liquidation of the computer leasing segment which was taking place throughout 2003.

A further breakdown of the lease operating and administrative expense variances, as compared to the prior period, by reportable segment is as follows:

•	Container leasing segment lease operating and administrative expenses (excluding the activities of CAI as CAI was a consolidated entity for the full year in 2003 compared to approximately six months in the prior year) increased to $27.0 million for the year ended December 31, 2003 from $26.1 in the year ended December 31, 2002, an increase of $0.9 million or 3%. This increase can be summarized as follows:

                                                          Container
               (Dollars in millions)                       Leasing
               --------------------                       ----------
                Legal fees                                   $1.7
                Audit expense                                 1.3
                Salaries expense                              1.2
                Maintenance and repairs expense               1.2
                Insurance expense                             0.3
                Storage expense                              (5.0)
                Other, net                                    0.2
                                                             -----
                Total                                        $0.9
                                                             =====
•	Domestic intermodal equipment segment lease operating and administrative expenses increased to $102.1 million for the year ended December 31, 2003 from $76.3 in the year ended December 31, 2002, an increase of $25.8 million or 34%. This increase can be summarized as follows:

                                                            Domestic
                                                           Intermodal
                (Dollars in millions)                       Equipment
                ---------------------                       -----------
                Legal fees                                   $9.9
                Salaries expense                              7.3
                Maintenance and repairs expense               3.5
                Positioning and handling expense              3.5
                Audit expense                                 3.0
                Insurance expense                             0.5
                Storage expense                              (1.4)
                Other, net                                   (0.5)
                                                            -------
                Total                                       $25.8
                                                            ========

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

Depreciation and Amortization of Leasing Equipment. Our depreciation and amortization expenses decreased to $87.5 million for the year ended December 31, 2003, from $88.7 million for the year ended December 31, 2002, a decrease of $1.2 million or 1%.

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

Impairment of Leasing Equipment. Our impairment of leasing equipment expense decreased to $9.0 million for the year ended December 31, 2003, from $9.6 million for the year ended December 31, 2002, a decrease of $0.6 million. This decrease was primarily due to a reduction in impairment losses for idle equipment ($0.8 million), partially offset by an increase in impairment losses related to damaged equipment that was subsequently remanufactured ($0.3 million).

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

Other (Income)/Expense, Net. We had other income of $5.1 million during the year ended December 31, 2003 compared to $1.1 million of other expense for the year ended December 30, 2002. The change of $6.2 million for the year ended December 31, 2003 was primarily due to:

•	The establishment of reserves during 2002 for our notes receivable from PCR ($4.0 million), which effectively reduced the carrying value of these notes to zero during 2002, and the establishment of a reserve for our guarantee of PCR debts due to third parties as well as other liquidation accruals which are our responsibility ($5.7 million).

•	Payments of $2.7 million made to PCR by a company controlled by certain of our officers and directors which were expensed during 2002.

•	The write-off in 2002 of Microtech's $1.4 million of computer equipment related receivables from PCR which have been determined to be uncollectible.

•	A $2.9 million gain recorded in October 2003 resulting from the consolidation of assets and liabilities of a special purpose entity (which no longer qualified for off-balance sheet treatment for accounting purposes) formed as part of our container lease securitization program. This gain resulted primarily from the favorable credit loss experience through September 30, 2003 on the underlying direct financing leases as compared to the assumed credit losses of 1.5%. See Note 8 to the Consolidated Financial Statements for further discussion of the accounting for this special purpose entity.

•	An increase in fee income of $0.7 million as a result of our acting as an agent and arranging a lease transaction between two parties during 2003.

•	Gains on equipment sales of $0.7 million during the year ended December 31, 2003 as compared to losses on equipment sales of $4.3 million during the prior year period. The change of $5.0 million resulted primarily from gains on equipment sales to third parties recognized by CAI which became a consolidated subsidiary on June 27, 2002, as well as losses on the sale of leasing equipment of $3.0 million resulting primarily from equipment recovered from a customer in default which generated losses during 2002.

•	In 2003 we recorded $0.5 million in insurance revenue, which resulted in the recovery of costs incurred, resulting from a policy covering losses realized on a defaulted loan as compared to $10.6 million recorded in 2002.

•	The sale of our Chicago property in 2002, which had been acquired as part of the acquisition of TA and resulted in a pre-tax gain of $4.8 million.

•	A reduction in gains on retirement of debt of $1.1 million as compared to the prior year period.

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

Minority Interest Expense, Net. The change in minority interest expense, net of $0.1 million for the year ended December 31, 2003 as compared to the prior year resulted primarily from a decrease in minority interest income of $0.1 million as a result of the consolidation of CAI effective June 27, 2002.

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

Liquidity and Capital Resources

Historically, we have used funds from various sources to meet our corporate obligations and to finance the acquisition of equipment for lease to customers. The primary funding sources have been cash provided by operations, borrowings (generally from banks), securitization of lease receivables, the issuance of capital lease obligations and the sale of our securities. In addition, we have generated cash from the sale of equipment being retired from our fleet. In general, we have sought to meet debt service requirements from the leasing revenue generated by our equipment. Our scheduled capital lease and debt service payments (principal and estimated interest) for 2005 total $341.9 million and for 2006 total $230.0 million. Scheduled payments due to us under non-cancelable operating and direct financing lease agreements with our lessees total $302.2 million for 2005 and $260.6 million for 2006 (see Note 3 to our Consolidated Financial Statements). In addition, as of December 31, 2004, we had approximately $284.6 million of unrestricted cash and marketable securities on hand. The combination of unrestricted cash and marketable securities ($284.6 million) and non-cancelable lease payments due to us during 2005 and 2006 ($562.8 million) exceeds our scheduled debt service payments (principal and estimated interest) of $571.9 million for 2005 and 2006 by approximately $275.5 million. As indicated previously in Item 7 of this document, demand for both chassis and containers is currently strong, and our utilization rates, as well as those of our competitors are at high levels. We anticipate that industry demand for chassis and containers will continue to be strong well into 2006, driven primarily by the fact that all major shipyards are reporting large order backlogs through 2007. As of October 1, 2004, the existing order backlog was enough to account for an increase of approximately 50% in the world's cellular container ship fleet and is expected to result in demand for a significant number of additional containers and chassis, as well as high utilization of existing units, for the next several years. Lease rates on both new and used chassis have been rising since the middle of 2004, reflecting increases in the cost of new chassis and increased utilization of used chassis. Lease rates for new containers have also been increasing along with the cost of the underlying units. Lease rates for used containers were competitive for much of 2004, although expiring leases are sometimes renewed at lower lease rates. It is management's expectation that lease rates will also remain strong for the next several years.

We have usually funded a significant portion of the purchase price for new containers and chassis through borrowings under a revolving credit facility and other lines of credit, or through secured financings with financial institutions. While we successfully completed financings and commitments totaling $747.0 million during 2004, $563.0 million of which has been utilized and $184.0 million of which is available for use in the future, our ability to borrow funds on terms as favorable as those available previously was limited from March 31, 2003 through September 30, 2004. This limitation was due to the delay in filing our Annual Report on Form 10-K for 2002, our Quarterly and Annual Reports on Forms 10-Q and 10-K for 2003 and our Quarterly Reports on Form 10-Q for 2004. These factors, coupled with the requirement to maintain certain levels of unrestricted cash until the delayed financial filings were completed, affected the amount of business we wrote with our customers during 2004. During the first quarter of 2005, we received an additional $223.0 million in net financing commitments, none of which has been utilized as of the date this report was filed with the SEC, and completed a draw-down under a lease arrangement with a Japanese lessor for which we received additional cash proceeds of approximately $4.2 million. In addition, we regularly evaluate financing proposals which, when coupled with available cash balances and funds available under commitments mentioned above, could be used for growth, for re-financing existing facilities and for working capital.

Our financial restatement and re-audits, as well as the completion of the internal investigations by special counsel to our Audit Committee, prevented the timely completion of our financial statements and Form 10-K for the year ended December 31, 2003, our financial statements and SEC filings for 2004 and other required periodic reports contained in our loan documents. We requested and received necessary waivers under our loan documents. During February 2004, we provided our lenders with a revised schedule for completing and filing our financial statements and periodic SEC filings for 2003 and 2004, and requested that our lenders waive any default resulting from the late preparation and filing of the financial statements and required periodic reports. We completed and filed each of the financial statements and required periodic reports mentioned above before the dates required by our lenders.

During 2003 and 2004, we received waivers from various financial institutions for the delay in issuing our SEC financial reports. In connection with certain of those waivers, we agreed to certain modifications to the terms of several of our debt agreements, including, in a few cases, the pledging of additional collateral and changes to amortization schedules. With the filing of our report on form 10-Q for the third quarter of 2004 on December 27, 2004 we were no longer delinquent with our SEC financial filings and the waivers were no longer required. In addition, the two facilities where amortization schedules had been accelerated were paid off in full during the fourth quarter of 2004.

In connection with our delayed SEC filings and the receipt of waivers from our lenders necessitated by the delayed filings, beginning in January 2004, the members of our Board of Directors and certain of their affiliates who own shares of our common stock agreed to defer their receipt of any dividend payments, until we were in compliance with all SEC filing requirements. As of December 27, 2004, we were no longer delinquent with regard to our SEC filings and the deferred dividends described above were paid prior to December 31, 2004.

Over the years, we have explored from time to time the possibility of raising capital or reducing our leverage through the issuance and sale of our equity securities. As of the date this Form 10-K is being filed, we have not entered into any agreement for any such transaction other than the sale of our Warrants in September 2004. There is no assurance that any such transaction will occur or, if a transaction occurs, what the terms thereof would be.

Cash Flow

Net cash provided by operating activities amounted to $160.3 million in 2004, $150.0 million in 2003 and $120.1 million in 2002. While net income for the year ended December 31, 2004 was $32.8 million lower than net income for the year ended December 31, 2003, it included a non-cash expense of $49.2 million related to the adjustment of the fair value of warrants issued by us in the third quarter of 2004. Excluding this adjustment for the fair value of the warrants, net cash provided by these activities increased $16.4 million. This increase, along with a decrease in other receivables ($26.8 million) was partially offset by a decrease in accounts payable and accrued expenses ($13.6 million) and an increase in other assets ($13.0 million). The increase in net cash provided by these activities in 2003 as compared to 2002 was primarily due to an increase in net income, as well as changes in operating assets and liabilities in the ordinary course of business.

Net cash used for investing activities amounted to $8.3 million in 2004, $212.7 million in 2003 and $176.4 million in 2002. The decrease in net cash used in these activities in 2004 as compared to 2003 was primarily due to a decrease in the investment in direct financing leases ($65.5 million), a decrease in acquisition of leasing equipment ($30.9 million), an increase in cash collections on direct financing leases ($11.1 million) and an increase in the proceeds from disposition of leasing equipment ($98.7 million). The increase in net cash used in these activities in 2003 as compared to 2002 was primarily due to an increase in the acquisition of leasing equipment ($45.6 million) and an increase in the investment in direct financing leases ($45.2 million), partially offset by an increase in cash collections on direct financing leases ($18.0 million).

Net cash provided by financing activities amounted to $16.4 million in 2004, $33.0 million in 2003 and $123.1 million in 2002. The decrease in net cash provided by these activities in 2004 as compared to 2003 was primarily due to an increase in repayment of revolving credit lines ($189.5 million), an increase in repayment of long term debt and capital lease obligations ($183.1 million) and a decrease in borrowings under revolving credit facilities ($57.5 million), partially offset by an increase in the proceeds from the issuance of debt ($415.5 million). The decrease in net cash provided by these activities in 2003 as compared to 2002 was primarily due to a decrease in the proceeds from the issuance of debt ($1,015.6 million), partially offset by a decrease in repayment of long term debt and capital lease obligations ($819.4 million), a decrease in repayment of revolving credit lines ($65.3 million) and an increase in borrowings under revolving credit facilities ($41.0 million).

The following table sets forth certain historical cash flow information for the three years ended December 31, 2004.

                                                                            Year Ended December 31
                                                                          2004       2003         2002
                                                                          ----       ----         -----
                                                                             (Dollars in millions)
Net cash provided by operating activities                                $160.3     $150.0        $120.1
Proceeds from disposition of leasing equipment                            153.1       54.4          12.0
Acquisition of leasing equipment                                         (206.6)    (237.5)       (191.9)
Investment in direct financing leases                                     (43.7)    (109.3)        (64.1)
Net collections on direct financing leases                                 88.9       77.8          59.7
Net proceeds of issuance of long-term debt and capital lease obligations in excess of payment of long-term debt and capital lease
obligations                                                               240.0        7.6         203.8
Net (repayment) borrowings of revolving credit lines                     (215.5)      31.5         (74.8)

Contractual Obligations and Commercial Commitments

We and our subsidiaries are parties to various operating and capital leases and are obligated to make payments related to our long-term borrowings. (See Notes 4 and 8 to the Consolidated Financial Statements.) We are also obligated under various commercial commitments, including obligations to our equipment manufacturers.

The following tables summarize our contractual obligations and commercial commitments at December 31, 2004.

                                                              Amounts Due by Period
                                                               (Dollars in millions)
                                                    Less than 1                                   More than
     Contractual Obligations          Total           year           1-3 years       4-5 years      5 years
     -----------------------          -----        -----------        ---------      ---------      ---------
     Long-Term Debt                 $  990.7       $161.3            $298.5         $108.7         $ 422.2
     Capital Lease Obligations         727.5         79.3             125.5          136.8           385.9
     Interest on Long-Term
       Debt and Capital Lease
       Obligations                     732.6        101.3             168.9          122.8           339.6
     Operating Leases                   56.6         15.2              29.1            9.6             2.7
     Unconditional Purchase
     Obligations                       149.6        116.7              32.9            ---             ---
     Employment Agreements              10.3          2.8               2.5            2.4             2.6
     Separation Agreements               2.6          1.3               1.3            ---             ---
                                         ---          ---               ---            ---             ---
     Total Contractual Cash
     Obligations                    $2,669.9       $477.9            $658.7         $380.3         $1,153.0
                                    ========       ======            ======         ======         ========

                                      Total                     Amount of Commitment Expiration Per Period
Other Commercial                     Amounts    -----------------------------------------------------------------
 Commitments                        Committed      Less than 1
-----------                         ----------       year           1-3 years        4-5 years      Over 5 years
                                                     ----            ---------        ---------     ------------
Standby Letters of Credit              $ 6.0         $6.0              $---           $---             $---
Guarantees                              16.8         ---                1.5            6.6              8.7
                                        ----         ----              ----           ----             ----
Total Commercial Commitments           $22.8         $6.0              $1.5           $6.6             $8.7
                                       =====         ====              ====           ====             ====

Debt and Capital Lease Obligations:

The following table summarizes our debt and capital lease obligations as of December 31, 2004 and 2003:

                                                                                    (Dollars in Millions)
                                                                          December 31, 2004      December 31, 2003
                                                                          -----------------      -----------------
Capital lease obligations payable in varying amounts through 2013                $329.6                $325.2
Chassis Securitization Facility, interest at 5.99% and 5.59% at
  December 31, 2004 and 2003, respectively
      Warehouse facility                                                           22.5                  25.5
      Debt obligation                                                              53.9                  86.4
      Capital lease obligation                                                    397.8                 404.7
Secured equipment financing facility, interest at 4.45% at December
  31, 2004, revolving period ending October 31, 2006, term out period
  ending April 30, 2012                                                           243.0                   ---
Revolving credit facility, interest rate at 3.09% at December 31, 2003              ---                 193.5
Revolving credit facility CAI, interest rate at 4.56% and 3.37% at
  December 31, 2004 and 2003, respectively                                         65.0                  87.0
Container securitization facility, interest at 6.50% at December 31,
  2003                                                                              ---                  76.6
6.00% Notes due 2014 (unsecured) net of unamortized discount of $33.7
  at December 31, 2004                                                            196.3                   ---
7.35% Notes due 2007 (unsecured)                                                  115.4                 147.0
7.20% Notes due 2007 (unsecured)                                                   45.3                  62.8
9.25% Convertible redeemable subordinated debentures, mandatory
  redemption 2022 (unsecured)                                                      37.2                  37.2
9.875% Preferred capital securities due 2027 (unsecured)                           75.0                  75.0
Notes and loans payable with various rates ranging from 3.60% to 7.90%
  and maturities from 2005 to 2010                                                137.2                 194.8
                                                                                  -----                 -----
Total Debt and Capital Lease Obligations                                        1,718.2               1,715.7
                                                                                -------               -------
   Less Current Maturities                                                        240.6                 219.2
Total Non-Current Debt and Capital Lease Obligations                           $1,477.6              $1,496.5
                                                                               ========              ========

Our debt consists of notes, loans and capital lease obligations with installments payable in varying amounts through 2027, with a weighted average interest rate of 6.2% in 2004. The principal amount of debt and capital lease obligations payable under fixed rate contracts is $898.7 million. Remaining debt and capital lease obligations of $819.5 million is payable under floating rate arrangements, of which $408.3 million has been converted to fixed rate debt through the use of interest rate swap agreements. At December 31, 2004, most of our debt and capital lease obligations are secured by a substantial portion of our leasing equipment, direct financing leases, and accounts receivable, except for $469.2 million of debt which is unsecured. For further information on the accounting treatment for interest rate swap contracts see Note 5 to the Consolidated Financial Statements.

Debt Modifications: Throughout 2003 and 2004, in connection with obtaining necessary waivers from lenders for late filing of our periodic reports with the SEC and the restatement of our past financial statements, we agreed to certain modifications to our existing debt agreements as follows:

•	Our container securitization facility was amended to relinquish our right to request additional advances under the facility and we agreed that all lease payments subsequently received under the facility would be used to reduce the indebtedness. In addition, we agreed to comply with several new covenants, consistent with those contained in the amendment to our revolving credit agreement, as described below. This facility was paid in full during December 2004.

•	In May 2003, we established a $200.0 million revolving warehouse facility within our chassis securitization facility and received funding from a $25.5 million debt obligation issuance. In July 2003 and October 2003, we agreed, among other things, to suspend our ability to incur additional funding under the warehouse facility until such time as the loan and guarantee parties have each agreed in their sole discretion to reinstate their funding commitments. The loan and guarantee parties are under no obligation to reinstate any commitments to the warehouse facility.

•	In July 2003 and October 2003, and January and February 2004, in connection with obtaining necessary amendments under the revolving credit facility due to the late filing of our periodic reports with the SEC and the restatement of our past financial statements, we agreed, among other things, to reduce advance rates under this revolving facility, to add several events of default, to increase the interest rate margin, and to maintain specified levels of unrestricted cash and cash equivalents until delinquent SEC filings were made. Specifically, we agreed to maintain unrestricted cash and cash equivalents of at least $71.0 million at all times and at least $80.0 million as of the last business day of each month, until our 2002 Form 10-K was filed. Our 2002 Form 10-K was filed on January 9, 2004. Subsequent to January 9, 2004, we were obligated to maintain unrestricted cash and cash equivalents of at least $60.0 million at all times and at least $67.5 million as of the last business day of the month until completion and filing of all delayed financial statements for 2003 and 2004. This minimum cash requirement was also adopted in the waivers of the container securitization and one other loan agreement. In conjunction with the waiver received during February 2004, we replaced our annual amortization payment with monthly amortization payments under our revolving credit facility beginning in March 2004. The related minimum cash requirement was subsequently reduced dollar-for-dollar with the amortization payments and, at June 30, 2004, amounted to $50.0 million. Beginning with the amortization payment due September 1, 2004, the minimum cash requirement was again reduced dollar-for-dollar as amortization payments were made. These facilities were paid in full during November 2004.

•	We also agreed to restrictions on dispositions of collateral and on encumbrances of assets as well as a limitation on concessions that could be made to our other financial institutions in connection with obtaining waivers. The October 2003 amendment also required us to provide additional financial information to the lenders under the facility and to continue the engagement of a financial advisor. With the filing of our Form 10-Q for the third quarter of 2004 during December 2004, the payment in full of certain financing facilities during the fourth quarter of 2004, and the agreement of three lenders during the first quarter of 2005, these restrictions and reporting requirements are no longer in effect.

•	In addition to the debt specifically identified above, we had additional notes and loans outstanding with various financial institutions. In the fourth quarter of 2003, we agreed to certain modifications to the provisions of some of these instruments. These modifications included, in certain instances, changes to the amortization schedule resulting in a requirement for accelerated principal payments of $16.6 million ($2.0 million of which were made during January and February 2004 and the rest of which were eliminated when the facility in question was paid in full during March 2004), an average interest rate increase of 241 basis points on two debt facilities having a total of $67.7 million outstanding as of December 31, 2003 and the pledging of $9.1 million in additional collateral to four facilities having a total of $38.6 million outstanding at the time the additional collateral was pledged.

•	In April 2003, in connection with a borrowing under the container securitization, we entered into an interest rate swap agreement with an original notional amount of $31.2 million. This swap contract matures in 2009 and the swap was used to manage interest rate risks on the floating rate borrowings in the securitization facility. In May 2003, in connection with a borrowing under the chassis revolving warehouse securitization facility, we entered into an interest rate swap with an original notional amount of $25.5 million. This swap contract matures in 2014 and the swap is used to manage interest rate risks on floating rate facilities.

New Financings and Commitments: During 2004, we entered into new financings and commitments totaling $747.0 million of which $563.0 million was utilized. The new debt utilized during 2004 consisted of the following:

                                                                        New Borrowings
Total New Debt and Capital Lease Obligations                                 2004
--------------------------------------------                            --------------
Capital lease obligations payable through 2013 with interest
  imputed at rates from 5.45% to 7.45%                                       $55.8
6.00% Notes due 2014 (unsecured)                                             230.0
Secured equipment financing facility, interest at 4.45% at
  December 31, 2004, revolving period ending 10/31/06, term out
  period ending 4/30/12                                                      243.0
Notes and loans repayable with various rates ranging from 4.28%
  to 7.53% and maturities from 2005 to 2009                                   34.2
                                                                              ----
Total New Debt and Capital Lease Obligations 2004                           $563.0
Original Issue Discount on 6.00% Notes due 2014                              (34.2)
                                                                              ----
Total Net New Debt and Capital Lease Obligations 2004                       $528.8
                                                                            ======

New Financings: The following financings, which are included in the above summary, were completed during 2004:

•	In March 2004, we completed secured financings of $81.6 million and in May 2004, $13.6 million, the proceeds of which were used to pay amounts due to equipment manufacturers and for general corporate purposes. One of the March financings which was originally $76.0 million was subsequently refinanced in November and thus not included above.

•	We successfully completed a secured financing of $15.0 million during July 2004 with installments payable through 2005 at an interest rate of LIBOR plus 2.5%. A portion of the proceeds was used to satisfy a note payable from PCR to an unrelated financial institution, which we guaranteed for PCR. The remaining proceeds were used for general corporate purposes.

•	During August 2004, we entered into a lease arrangement with a Japanese lessor involving $21.1 million of equipment previously financed with a financial institution during December 2003 and May 2004. The lease "advance rate" against this equipment was 107% ($22.5 million total advance), increasing the cash proceeds received by us by $5.8 million from the level of the previous financings. The lease expires in December 2008, and we have a fixed purchase option at that time for $14.6 million that we expect to exercise. The aggregate fixed interest rate is 7.44%.

•	On September 14, 2004, we entered into a Securities Purchase Agreement pursuant to which we sold $150.0 million total principal amount of a new series of 6.0% notes due 2014 (the "Notes") in a private transaction with four investors. In connection with the sale of the Notes, we also issued to the investors two series of Warrants exercisable for a total of 8,333,333 shares of our common stock at an exercise price of $18.00 per share (the "Warrants"). The exercise price will be subject to customary anti-dilution adjustments as set forth in the Warrants.

The Notes mature on September 1, 2014, with interest payable semi-annually at a rate of 6.0% per annum. We have the right to redeem the Notes at any time after September 1, 2009 with a declining premium. The maturity of the Notes can be accelerated upon the occurrence of an "Event of Default" as such term is defined in the indenture governing the Notes (the "Indenture"). The Indenture also contains various restrictive covenants, including limitations on the payment of dividends and other restricted payments, limitations on incurrence of indebtedness, and limitations on asset sales, the violation of which would result in an Event of Default.

The first series of Warrants (the "Series A" Warrants) is exercisable at any time for a total of 5,475,768 shares. The second series of warrants (the Series "B" Warrants) will become exercisable at any time for a total of 2,857,565 shares, following stockholder approval of such exercise at a special meeting of our stockholders. We also entered into agreements with the investors to file registration statements with the Securities and Exchange Commission, for the benefit of the investors, with respect to the Notes and the Warrants. The terms of the Warrants provide that the exercise price will be paid by the investors to us solely in cash except that after we have filed a registration statement with the Securities and Exchange Commission relating to the Warrants and underlying common stock, in the event such registration statement has not become effective or is otherwise not available to the Warrant holders or if the exercise of the Warrants for cash would not be permitted under the federal securities laws, the exercise price may be paid by tendering a principal amount of 6.0% Notes equal to the exercise price of the Warrants then being exercised. The sale of the Notes and Warrants pursuant to the Securities Purchase Agreement was made in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act.

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

The Warrants expire on September 1, 2014, although we have the right under certain conditions to require that they be exercised at any time after our common stock trades at $30.00 per share or more for five consecutive trading days assuming the shares being issued upon exercise are registered shares.

The fair value of the warrants at the date of the transaction was estimated at $22.5 million and was recorded in warrant liability on the Consolidated Balance Sheet, with the offset recorded as a discount on the Notes. This discount is being amortized as interest expense using the effective interest method over the ten-year life of the Notes. The overall interest rate on the Notes, considering the amortization of the discount, is approximately 8.3%.

EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in a Company's Own Stock ("EITF 00-19") requires freestanding contracts that are settled in a Company's own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or liability must be carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. We have classified these warrants as a liability, as noted above, because the requirements of EITF 00-19 for classification of the warrants as equity have not yet been met. During the period in which the warrants are classified as a liability, any changes in fair value will be reported as fair value adjustment for warrants in the Consolidated Statement of Income. Due primarily to the increase in the market value of our common stock during the last quarter of 2004, the fair market value of these Warrants has increased from $22.5 million at September 30, 2004 to $71.7 million at December 31, 2004. As a result, during the three months ended December 31, 2004, we have recorded a non-cash expense of $49.2 million (for which no tax benefit is derived) which has been reflected as fair value adjustment for warrants on the accompanying Consolidated Statements of Income. Accordingly, future changes to the fair market value of these Warrants have the potential to cause volatility in our future results. For the period of time that these warrants are classified as a liability, any increase in the fair market value of the Warrants will result in an additional non-cash expense to the Consolidated Statements of Income. If the fair market value of the Warrants decreases in the future we will record non-cash income in our Consolidated Statements of Income. At such time as all of the conditions of EITF 00-19 are met for classification of the Warrants as equity, the liability account representing the fair value of the warrants at the date the conditions are met will be reclassified to additional paid-in-capital on the Consolidated Balance Sheets.

We have agreed to file a Registration Statement for the Warrants and the Notes with the Securities and Exchange Commission by May 1, 2005. In addition, we have agreed to use commercially reasonable efforts to have the Warrant Registration Statement and the Notes Registration Statement declared effective by July 1, 2005. It is impossible for us to predict when either of these registration statements will become effective. If either of these Registration Statements is not effective by October 1, 2005, or is not filed by May 1, 2005, we will be required to pay liquidated damages to the holders of these securities based upon a value of $150.0 million for the Notes and $150.0 million for the Warrants. For the first 90 days, the amount of liquidated damages to be paid related to the Warrants and the Notes will be calculated using a rate of 0.25% per annum for each day the Registration Statements are not effective after September 30, 2005 or if the Registration Statements are not filed by May 1, 2005. This percentage will be increased by 0.25% for each 90 day period, until these conditions are met, up to a maximum of 1.00% per annum.

A condition that must be met for equity treatment under the provisions of EITF 00-19 is that there can be no possibility of a net cash settlement of the Warrants. Under the terms of the Warrant Agreement, in the event that stockholder approval of the issuance of common stock pursuant to the Series B Warrants is not obtained prior to April 30, 2005, the holders of the Series B Warrants have the right to settle their warrants for cash. In order to do this, the Series B Warrant holders, upon payment of the exercise price would receive cash from us in an amount equal to 105% of the market price of our common stock on the day prior to exercise. For example, if the market value of our stock was $22 at the date that the Series B Warrant holders exercised their right for a net cash settlement, the net cash settlement paid to the holders of the Series B Warrants would be approximately $14.6 million ($22 market value X 105% X 2,857,565 shares – less exercise price of 2,857,565 shares X $18). We intend to hold a special meeting of the Stockholders as soon as practicable and at that meeting will seek stockholder approval for the exercise of the Series B Warrants. It is impossible for us to hold this meeting until our Proxy requesting this approval has been filed with and accepted by the Securities and Exchange Commission and all stockholders have been notified regarding the meeting. In connection with the sale of the Notes and Warrants, certain of our significant stockholders, whose combined ownership interest represents more than 50% of the issued and outstanding shares of our common stock, entered into a voting agreement pursuant to which they have agreed to vote to approve the exercise of the second series of Warrants by the investors. In addition, Martin Tuchman, our Chairman and Chief Executive Officer, Warren L. Serenbetz, a former member of our Board of Directors, and an entity controlled by members of Mr. Serenbetz's family agreed to certain restrictions on their ability to transfer shares of our common stock in private transactions. If the approval for the issuance of the shares related to the Series B Warrants is obtained after April 30, 2005 and prior to the exercise of the Series B Warrants by the Holders of the Warrants, the holders of the Series B Warrants will lose their right to exercise the net cash settlement feature of Series B Warrants once such shareholder approval is received. At that time, this will no longer be a condition for liability treatment under the provisions of EITF 00-19.

54

Copies of the Securities Purchase Agreement, the Indenture, the Warrant Agreement, the Notes Registration Rights Agreement and the Investor Rights Assessment were filed as exhibits to our report on Form 8-K issued September 15, 2004.

•	On November 1, 2004, we consummated a secured equipment financing with one of our existing lenders. The financing is secured by shipping containers and related leases owned by one of our special purpose consolidated subsidiaries and leased to various third parties. The financing allows for advances from time to time up to the amount of available collateral under the facility, subject to a maximum principal amount that may be outstanding under the facility of $252.0 million. Of the $243.0 million drawn down on November 1, 2004, we used $224.4 million to refinance outstanding indebtedness, which includes the entire $154.8 million of outstanding borrowings under our revolving credit facility, which has now been terminated, as well as an existing $69.6 million loan from this lender. The remaining balance of $18.6 million was used for transaction fees and working capital purposes. The interest rate under this new facility is currently LIBOR plus 175 basis points, with a reduction to LIBOR plus 150 basis points possible as our credit rating improves. This agreement, as amended, requires that we enter into interest rate swap contracts in order to effectively convert at least seventy percent of the debt associated with operating lease equipment and ninety percent of the debt associated with direct financing leases from floating rate debt to fixed rate debt by March 31, 2005. As of December 31, 2004, we have not entered into any swap contracts related to this facility. The facility has a two-year term, after which the outstanding balance will be paid out in full over 66 months if it is not refinanced.

This agreement requires that we maintain a tangible net worth (as defined in the Agreement) of at least $300.0 million. The facility also requires us to maintain a fixed charge coverage ratio of 1.5 to 1 and a funded debt to tangible net worth ratio of 4.0 to 1.0 and contains other customary restrictive covenants. At December 31, 2004 we were in compliance with these covenants.

During the first quarter of 2005, we received additional commitments under this facility totaling $248.0 million from six additional financial institutions. As of the date this Form 10-K was filed, none of these additional commitments had been utilized.

•	On November 29, 2004, we sold $80.0 million total principal amount of new 6.0% notes (the "November notes") due 2014 to eight investors under the same indenture used for the $150.0 million unsecured financing completed during September 2004. The terms of the November notes are identical to those of the notes sold during September (as described previously in this document) with the following exceptions: (1) there were no warrants associated with the November notes and (2) the original issue discount on the November notes was approximately 14.7% versus 15.0% for the September notes. The November notes were sold at a discount which provided net proceeds totaling $68.1 million. The net proceeds are for general corporate purposes, including, but not limited to the purchase of equipment, retirement of debt, acquisitions, and/or working capital.

•	In December 2004, we completed two capital lease obligation transactions totaling $50.0 million, the proceeds of which were used for general corporate purposes.

•	In addition to the revolving credit facility mentioned previously, we paid-in-full three other secured lending facilities, totaling $37.0 million, during November 2004, including two facilities with Yardville National Bank (a subsidiary of an entity in which our Chief Executive Officer owns approximately five percent of the common stock and serves on the executive Committee of the Board of Directors.) Also in December 2004 we paid in full the remaining outstanding debt obligations of the container securitization.

Commitments: A commitment for $150.0 million was completed on December 29, 2004 and will be open for 364 days, after which it will either be renewed, refinanced or will be paid out in full over the following 48 months. The advance rate under this facility will be either 60% or 75% at our option. The interest rate is determined by a pricing grid and can range from LIBOR plus 140 to 180 basis points, depending upon our tangible debt to total net worth ratio (as defined in the agreement) or our corporate credit rating, and the advance rate chosen. As of December 31, 2004, the rate would be LIBOR plus 165 basis points at a 75% advance rate and LIBOR plus 150 basis points at a 60% advance rate. There is a commitment fee of 45 basis points per annum on any unused portion of this commitment, payable quarterly in arrears. Another commitment for $25.0 million was available for future use at December 31, 2004. This commitment was scheduled to be open until March 31, 2005, after which any unfunded portion of the commitment would expire. This commitment was subsequently cancelled during February 2005 to allow the financial institution to provide a larger commitment as part of the $150.0 million facility mentioned above. During the first quarter of 2005, we received additional commitments under a secured equipment financing established on November 1, 2004 totaling $248.0 million from six additional financial institutions. As of the date this Form 10-K was filed, none of these additional commitments had been utilized.

Container Securitization Facility: Effective October 1, 2003, a customer elected to return a portion of the equipment covered by a direct financing lease which had been included in a qualified special purpose entity as part of the lease securitization program. The equipment was subsequently leased to another customer under the terms of an operating lease agreement. As such, the lease could no longer be considered a financial asset and the Securitization Trust entity could no longer be treated as an off-balance sheet qualified special purpose entity for accounting purposes. Therefore, effective October 1, 2003, we consolidated the assets and liabilities of this special purpose entity and recorded the remaining obligation of this special purpose entity amounting to $17.8 million as debt and capital lease obligations on the Consolidated Balance Sheets. At December 31, 2003, $13.3 million of this debt remained outstanding. This debt was repaid in full during December 2004. See Note 7 to the Consolidated Financial Statements for further discussion regarding the change in accounting for this special purpose entity.

Covenants: Under our secured equipment financing facility (and most of our other debt instruments, we were required to maintain covenants (as defined) for tangible net worth (the most stringent of which required the Company to maintain tangible net worth of at least $300.0 million), a fixed charge coverage ratio of 1.5 to 1 and a funded debt to net worth ratio (as defined in the agreement) of 4.0 to 1. A servicing agreement to which we are a party requires that we maintain a tangible net worth (as defined in the agreement) of at least $375.0 million plus 50% of any positive net income reported from October 1, 2004 forward. Additionally, under a credit agreement, we are required to maintain a security deposit in the aggregate amount of at least 80% of the outstanding loan balance, including interest. This amounted to $4.8 million at December 31, 2004 and is included in other assets on the Consolidated Balance Sheet. At December 31, 2004, we were in compliance with these covenants, as amended. At December 31, 2004, under a restriction in our 6.0% Note Indenture, approximately $3.6 million of retained earnings were available for dividends.

Other: As of December 31, 2004, our commitments for future capital expenditure totaled approximately $149.6 million with approximately $116.7 million committed for 2005. Our available liquidity, including $223.0 million available under credit facilities, at December 31, 2004 was $507.6 million after deducting $24.9 million of restricted cash. Required debt repayments and capital lease payments for 2005 totaled $240.6 million as of December 31, 2004 which we anticipate making through our unrestricted cash balances and cash flow from operations.

In the past, cash on hand, cash flow from operations, borrowings under credit facilities and the net proceeds of the issuance of debt and equity securities has been sufficient to meet our needs for working capital, capital expenditures and required debt repayments. We expect to continue to rely in substantial part on long-term financing for the purchase of equipment or strategic acquisitions to expand our business in the future. We cannot assure that long-term financing will be available for these purposes on acceptable terms or at all. In addition, from time to time, we may explore new sources of capital both at the parent and subsidiary levels. We successfully entered into secured financing commitments of approximately $517.0 million during 2004, $333.0 million of which was utilized as of December 31, 2004, plus an additional $230.0 million of unsecured financings. We regularly evaluate financing proposals which when coupled with available cash balances and funds available under commitments mentioned above, could be used for growth, for refinancing existing facilities and for working capital.

Settled Insurance Litigation

In connection with an insurance claim related to the default of a South Korean customer and a subsequent lawsuit filed by the insurance carriers against us, on June 17, 2004 we signed an agreement settling the lawsuit and our claims under the policy. Under the terms of the settlement agreement, the insurance carriers paid us a total of $26.4 million during 2004. In addition, we received the right to retain any of the equipment we had recovered since the date of the claim. We recognized a pre-tax gain of $6.3 million related to the $26.4 million settlement, which is recorded in gain on insurance settlement on the Consolidated Statements of Income.

CAI

In April 1998, we acquired a 50% common equity interest in CAI. CAI owns and leases its own fleet of containers and also manages, for a fee, containers owned by us and third parties. We entered into an operating relationship with CAI primarily to facilitate the leasing in the short-term market of containers coming off long-term operating lease, to gain access to new companies looking to lease containers on a long-term basis and to realize cost efficiencies from the operation of a coordinated container lease marketing group. For containers managed by CAI for us in the short-term market, we earn the net operating income and pay CAI a fee for managing our equipment and leasing it on our behalf. The calculation is based on the average daily net operating income of CAI's fleet of owned, leased-in and managed containers (including the portion of CAI's fleet that consists of our equipment) for each day such managed containers are part of the CAI fleet. The marketing group which is organized as our wholly-owned subsidiary, is responsible for soliciting container lease business for both us and for CAI, including long-term operating and direct financing lease business and short-term lease business on master lease agreements. We have a right to purchase all long-term operating and direct financing lease business generated by the marketing group, subject to offering to CAI, at cost, 10% of this long-term operating and direct financing lease business. By mutual agreement, CAI has purchased for its own account long-term operating and direct financing lease business generated by the marketing group in excess of such amount. In addition, on occasion, we have entered into transactions with CAI pursuant to which we have acquired equipment, and the related leases, from CAI on terms that resulted in a profit for CAI. Such equipment, as well as certain other containers purchased from time to time, are currently managed for us by CAI for a fee based upon the actual net operating income earned by such containers.

In connection with the acquisition of our equity interest in CAI, we loaned CAI $33.7 million under a Subordinated Note Agreement (the "Note") that is collateralized by all containers owned by CAI as of April 30, 1998 or thereafter acquired, subject to the priority security interest lien of CAI's senior credit facility, except for certain excluded collateral. Interest on the Note is at an annual fixed rate of 10.5% and is payable quarterly. The original repayment terms required mandatory quarterly principal payments of $1.7 million beginning July 30, 2003 through April 30, 2008. The Note was subject to certain financial covenants and was cross-collateralized with CAI's senior credit facility, subject to the terms of a subordination agreement.

On June 27, 2002, CAI entered into an amended $110.0 million senior revolving credit agreement with a group of financial institutions. To facilitate the closing of this new credit facility, we agreed to extend the repayment terms of our Note so as to require mandatory quarterly principal payments of $1.7 million beginning July 30, 2006 through April 30, 2011 and modified certain financial covenants in the Note. Interest on the Note continues to accrue at an annual fixed rate of 10.5% and is payable quarterly. The Note continues to be cross-collateralized with CAI's senior credit agreement, subject to the terms of an amended and restated subordination agreement. At the same time, we were provided a majority position on CAI's board of directors. As a result of these transactions and gaining a majority position on CAI's board, our financial statements include CAI as a consolidated subsidiary commencing June 27, 2002. Previously, CAI was accounted for under the equity method of accounting. Our share of the equity losses of CAI for the periods from January 1, 2002 through June 26, 2002 have been recorded in losses for investments accounted for under the equity method in the accompanying Consolidated Statements of Income. Since June 27, 2002, CAI's results of operations have been included in the appropriate captions on the accompanying Consolidated Statements of Income. The assets and liabilities of CAI at December 31, 2004 and 2003 have been included on the accompanying Consolidated Balance Sheets.

A total of $65.0 million was outstanding under CAI's senior revolving credit facility at December 31, 2004. Borrowings under CAI's senior credit facility are secured by substantially all of CAI's assets, other than certain excluded assets, and are payable on June 27, 2005. CAI is currently in discussions with its lenders regarding a renewal of its senior revolving credit facility. The senior credit facility contains various financial and other covenants. At December 31, 2004, CAI was in compliance with these covenants. The senior credit facility was amended in May 2003 to increase the letter of credit commitment by the lenders' administrative agent.

In April 2004, we reached an agreement with CAI resolving differences in interpretation of certain provisions of the Operating and Administration Agreement (the "CAI Agreement") governing payment of appropriate remedial compensation when an age disparity develops between our containers managed by CAI and the balance of CAI's managed fleet. Pursuant to our agreement with CAI, we paid CAI $2.0 million for resolution of all disputes through February 29, 2004. The impact of this agreement was recorded by us during the three months ended March 31, 2004, as a reduction in consolidated pre-tax income of $1.0 million ($0.6 million net of tax). We anticipate that the earnings related to certain of our containers managed by CAI will be reduced to the extent the average age of such containers exceeds the average age of all other containers in CAI's fleet.

Chassis Holdings I, LLC

For many years, The Ivy Group, a New Jersey general partnership composed directly or indirectly of certain of our current and former directors and executive officers, together with certain of its principals, leased chassis to our wholly-owned subsidiary Trac Lease, Inc. ("Trac Lease") for use in Trac Lease's business. As of January 1, 2001, Trac Lease leased a total of 6,047 chassis from The Ivy Group and its principals for an aggregate annual lease payment of approximately $2.6 million. On July 1, 2001, we restructured our relationship with The Ivy Group and its principals to provide us with managerial control over the 6,047 chassis previously leased by Trac Lease from The Ivy Group and its principals. As a result of the restructuring, the partners of The Ivy Group contributed these 6,047 chassis and certain other assets and liabilities to a newly formed subsidiary, Chassis Holdings I, LLC ("Chassis Holdings"), in exchange for $26.0 million face value of preferred membership units and 10% of the common membership units, and Trac Lease contributed 902 chassis and two thousand dollars in cash to Chassis Holdings in exchange for $3.0 million face value of preferred membership units and 90% of the common membership units. The preferred membership units are entitled to receive a preferred return prior to the receipt of any distributions by the holders of the common membership units. The value of the contributed chassis was determined by taking the arithmetic average of the results of independent appraisals performed by three nationally recognized appraisal firms in connection with our establishment of a chassis securitization facility in July 2000. As the managing member of Chassis Holdings, Trac Lease exercises sole managerial control over the entity's operations. Chassis Holdings leases all of its chassis to Trac Lease at a rental rate equal to the then current Trac Lease fleet average per diem. Chassis Holdings and the holders of the preferred membership units are party to a Put/Call Agreement providing that the holders of preferred units may put such units to Chassis Holdings under certain circumstances and Chassis Holdings has the right to redeem such units under certain circumstances. Chassis Holdings will be required to make certain option payments to the holders of the preferred membership units in order to preserve its right to redeem such units. Dividends paid on the common units and distributions on the preferred units totaling $3.1 million, $2.9 million and $3.1 million for the years ended December 31, 2004, 2003 and 2002, respectively, are included in minority interest (income)/expense, net in the accompanying Consolidated Statements of Income.

Chassis Distribution Agreement

In April 2003, we agreed to become a 50% owner through an initial investment of $0.5 million of a limited liability company (the "LLC") formed with a foreign chassis manufacturer. The purpose of the LLC is to be the exclusive worldwide distributor of chassis built by this manufacturer and for us to share in the profits the LLC earns in selling these chassis to third parties. Under the terms of the Distribution agreement for this equipment, we have agreed to purchase at least 15,000 chassis at preferred pricing over a ten-year period, of which 5,651 chassis were purchased or ordered by us through December 31, 2004. We may elect to purchase additional equipment during the ten-year period at identical terms. The LLC began operations during the second quarter of 2003. We consolidate the financial statements of the LLC.

Share Repurchases

In December 2004, Warren L. Serenbetz (a former member of our Board of Directors) advised us that he intended to exercise 668,438 stock options which represented the remaining options issued to him under the terms of the 1993 Stock Option Plan. In addition, Mr. Serenbetz requested, and the Compensation Committee of the Board of Directors allowed him, to exercise these options on a cashless basis. These options had an exercise price of $10.25 per share and the market value at the date he exercised his options was $22.05 per share.

In connection with the cashless exercise feature, we withheld 310,725 shares with a market value of $6.9 million representing the cost to Mr. Serenbetz of exercising these options. In addition, we withheld 110,086 shares with a market value of $2.4 million representing the amounts advanced to Mr. Serenbetz for the payment of his minimum taxes related to the exercise. The remaining 247,627 shares were issued to Mr. Serenbetz.

The 420,811 shares withheld by the Company for the exercise price of the options and Mr. Serenbetz's minimum taxes have been recorded as treasury shares, at their market value at the date of exercise on the accompanying Consolidated Balance Sheets. The exercise also resulted in the issuance of 668,438 shares at a par value of $.001 and increased additional paid-in-capital by $6.9 million. In addition, since these options were granted to Mr. Serenbetz as compensation for services rendered, we are entitled to claim a tax deduction for non-employee compensation on our 2004 federal tax return. Since we did not recognize compensation expense on the grant or exercise of these options, the tax benefit (amounting to $3.1 million) has been recorded as additional paid-in-capital at the time these options were exercised.

During 2002, we purchased 9,300 shares for an aggregate price of $0.13 million. No shares were repurchased during 2003.

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

Based upon the operating results for 2004, we will not be considered a personal holding company for federal income tax purposes for 2004. If we or any of our subsidiaries were classified as a personal holding company for federal income tax purposes, in addition to our regular federal income tax liability, our undistributed personal holding company income (generally taxable income with certain adjustments, including a deduction for federal income taxes and dividends paid) would be subject to a personal holding company tax at the rate of 15%. Management anticipates that for the immediate future, our current level of dividends will be sufficient to avoid having any undistributed personal holding company income, and thus does not anticipate that any personal holding company tax will be imposed. There can be no assurance, however, that we will not at some point in the future become liable for personal holding company tax. Furthermore, we may at some point in the future elect to increase the dividend rate on our common stock in order to avoid personal holding company tax.

We have incurred certain losses from leasing activities that are characterized for tax purposes as "Suspended Passive Activity Losses." These losses can be carried forward indefinitely to offset income from future leasing activities. As of December 31, 2004, such suspended passive activity loss carryovers, including the passive activity loss carryovers of CAI, totaled approximately $356.0 million.

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

If Interpool Limited were treated as a foreign personal holding company for any year, we would be taxed on the amount we would have received if Interpool Limited had distributed all its income to us as a dividend. However, based on the operating results for 2004, Interpool Limited will not be considered a foreign personal holding company for 2004. The American Jobs Creation Act of 2004 repealed the foreign personal holding company provisions beginning after December 31, 2004.

A parent company is also subject to taxation when a foreign subsidiary increases the amount of its earnings invested in United States property during any calendar year. We do not expect that Interpool Limited will invest any earnings in United States property.

No deferred U.S. Federal income taxes have been provided on the unremitted earnings of Interpool Limited since it is the Company's intention to indefinitely reinvest such earnings. At December 31, 2004, unremitted earnings of this subsidiary were approximately $334.0 million. The deferred U.S. Federal Income taxes related to the unremitted earnings of this subsidiary would be approximately $110.0 million, assuming these earnings are taxable at the U.S. statutory rate, net of foreign tax credits. We are now exploring the implications of the repatriation provision recently enacted by the American Jobs Creation Act of 2004, but we have not yet decided whether to repatriate any unremitted earnings.

United States/Barbados income tax convention. Interpool Limited's business is managed and controlled in Barbados; it also has a permanent establishment in the United States. Under the income tax convention between the United States and Barbados, including any protocols and amendments (the "pre-2005 Treaty"), any profits of Interpool Limited from leasing of containers used in international trade generally are taxable only in Barbados and not in the United States.

Interpool Limited has been entitled to the benefits of the Tax Convention for each year by satisfying the two-pronged test to the "limitation of benefits" provision: (1) more than 50% of the shares of Interpool Limited were owned, directly or indirectly, by any combination of individual United States residents or citizens (the "51% U.S. ownership test"), and (2) its income was not used in substantial part, directly or indirectly, to meet liabilities to persons who are not residents or citizens of the United States (the "base erosion test"). We believe Interpool Limited passed both of these tests and was eligible for the benefits of the pre-2005 Treaty through December 31, 2004. If Interpool Limited had ceased to be eligible for the benefits of the pre-2005 Treaty, a substantial portion of its income would become subject to the 35% United States federal income tax and the 30% branch profits tax.

The Tax Convention does not afford Interpool Limited any relief from the personal holding company tax or any other tax that may be imposed on the undistributed earnings of a Barbados corporation. However, based on the operating results for 2004, Interpool Limited will not be considered a foreign personal holding company and there will be no personal holding company tax for 2004. The American Jobs Creation Act of 2004 repealed the foreign personal holding company provisions beginning after December 31, 2004.

July 2004 Protocol to the United States and Barbados Tax Treaty. On July 14, 2004, the United States and Barbados signed a protocol to the pre-2005 Treaty which was ratified on December 20, 2004 ("post-2004 Treaty") that contains a more restrictive limitation on benefits provision than the pre-2005 Treaty. The post-2004 Treaty took effect on January 1, 2005 following its ratification by the United States Senate and the government of Barbados on December 20, 2004. Under the post-2004 Treaty, in addition to having to satisfy the 51% U.S. ownership and base erosion tests described above, Interpool Limited is only eligible for Treaty benefits with respect to its container rental and sales income if Interpool, Inc. is listed on a "recognized stock exchange" and Interpool, Inc.'s stock is "primarily" and "regularly" traded on such exchange.

During April 2004 Interpool, Inc. was de-listed by the New York Stock Exchange. During this de-listing, our common stock was traded on the over-the-counter market under the symbol IPLI. In December 2004, after making all delinquent SEC filings, we applied for relisting on the New York Stock Exchange. On January 13, 2005 our common stock was re-listed on the New York Stock Exchange; a "recognized stock exchange" within the meaning of the post-2004 Treaty. Interpool believes this listing and its current trading volume satisfies the "primarily" and "regularly" traded requirements of the post-2004 Treaty, and Interpool Limited qualified for benefits under the post-2004 Treaty on January 13, 2005. We have estimated there should be no U.S. current tax expense for the period January 1, 2005 to January 12, 2005.

Barbados tax returns. As a company resident in Barbados, Interpool Limited is required to file tax returns in Barbados and pay any tax liability to Barbados. However, no Barbados tax returns have been prepared or filed for Interpool Limited for any period subsequent to its 1997 tax year. We believe the failure to file these returns has not resulted in any material underpayment of taxes, interest or penalties (other than a normal late filing penalty), because we believe no material Barbados taxes would have been due for the years for which returns have not been filed. We further believe Interpool Limited's failure to file these returns would not present any other material risk to Interpool. Preparation of these tax returns is currently in process, and it is our intent to submit them as promptly as practical.

State and Local Taxes

Income taxes. Interpool and Trac Lease are liable for state and local income taxes on their income, and Interpool Limited is liable for state and local income taxes on its earnings attributable to operations in the United States.

Sales tax To date, Interpool, Trac Lease and Interpool Limited generally have not paid sales taxes on their long-term leasing revenues to the states in which they conduct business because management has believed such revenues to be exempt from state sales taxes on several grounds, including a long-standing interpretation of the Commerce Clause of the United States Constitution that would prohibit the imposition of a tax on cargo containers and chassis used primarily for transportation of goods in interstate commerce or international trade. Under the terms of our equipment leases, in the event sales tax is imposed, we would generally be entitled to recover any such sales tax from our lessees. Interpool and Trac Lease do, however, collect and remit sales tax on their short-term chassis pool (intrastate) activity.

Inflation

Management believes that inflation has not had a material adverse effect on our results of operations. In the past, the effects of inflation on administrative and operating expenses have been largely offset through economies of scale achieved through expansion of the business.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, the reported amounts of income and expense during the reporting period and the disclosure of contingent assets and liabilities at the date of the financial statements. Management has identified the policies and estimates below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on these and other significant accounting policies, see Note 1 to the Consolidated Financial Statements. These policies and estimates are considered critical due to the existence of uncertainty at the time the estimate is made, the likelihood of changes in estimates from period to period and the potential impact that these estimates can have on our financial statements. The following accounting policies and estimates include inherent risks and uncertainties related to judgments and assumptions made by management. Management's estimates are based on the relevant information available at the end of each period.

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

Accounting for Leasing Equipment — Long-lived assets are depreciated on a straight-line basis over their estimated useful lives to residual values that approximate fair value. Equipment useful lives are based upon actual experience in our fleet as well as the useful lives assigned to the equipment by independent appraisers. We continue to review our depreciation policies on a regular basis to evaluate if changes have taken place that would suggest that a change in the depreciation policies is warranted. Periodically a determination is made as to whether the carrying amount of the fleet exceeds its estimated future undiscounted cash flows. In addition, all idle equipment is evaluated to determine whether the units will be repaired and returned to service or sold based upon the best economic alternative. Assets to be disposed are reported at the lower of the carrying amount or fair value.

Lease Residual Values — Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual values using the straight-line basis of depreciation over their estimated useful lives. Direct financing leases are recorded at the aggregated future minimum lease payments, including any bargain or economically compelled purchase options granted to the customer, less unearned income. We generally bear greater risk in operating lease transactions (versus direct financing lease transactions) due to redeployment costs and related risks that are avoided under a direct financing lease. Management performs annual reviews of the estimated residual values which can vary depending on a number of factors.

Goodwill — Goodwill, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") is reviewed for possible impairment at least annually during the fourth quarter of each fiscal year. A review of goodwill may be initiated prior to conducting the annual analysis if events or changes in circumstances indicate that the carrying value of goodwill may be impaired. During this review, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and market place data.

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

On January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). Derivative instruments are included in the Consolidated Balance Sheet at their fair values in accounts payable and accrued expenses and changes in fair values are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in accumulated other comprehensive loss as a separate component of equity, and contractual cash flows, along with the related impact of the hedged items, continue to be recognized in earnings. Any ineffective portion of a hedge is reported in current earnings. Amounts accumulated in other comprehensive loss are reclassified to earnings in the same period that the hedged transaction impacts earnings.

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

Warrant Valuation — Our outstanding warrants are classified as a liability in accordance with EITF 00-19. Under the provisions of EITF 00-19, a contract designated as an asset or liability must be carried at fair value until the contract meets the requirements for treatment as equity, until the contract is exercised or until the contract expires. Accordingly, future changes to the fair market value of these Warrants have the potential to cause volatility in our future results. For the period of time that these Warrants are classified as a liability, any increase in the fair market value of the Warrants will result in an additional non-cash expense to the Consolidated Statements of Income. If the fair market value of the Warrants decreases in the future, we will record non-cash income in our Consolidated Statements of Income. We estimate the fair value of our Warrants on a quarterly basis using a lattice model.

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

In certain situations, a taxing authority may challenge positions adopted in our income tax filings. We may apply a different tax treatment for these selected transactions in filing the tax return than for income tax financial reporting purposes. We regularly assess the tax positions for such transactions and include reserves for those differences in position. The reserves are utilized or reversed once the statute of limitations has expired or the matter is otherwise resolved. In addition, we believe the ultimate outcome of these matters will not have a material impact on the Company's financial condition or liquidity.

Through December 31, 2004 we claimed tax benefits under an income tax convention between the United States and Barbados ("pre-2005 Treaty"), the jurisdiction in which our subsidiary, Interpool Limited, operates our container business, is incorporated. Specifically, under the pre-2005 Treaty, any profits of Interpool Limited from leasing of containers used in international trade generally are taxable only in Barbados at an approximate 3% tax rate, and not in the United States. Interpool Limited was entitled to the benefits of the tax convention for each year that more than 50% of the shares of Interpool Limited were owned, directly or indirectly, by any combination of individual United States residents or citizens (the "51% U.S. ownership test") and its income was not used in substantial part, directly or indirectly, to meet liabilities to persons who were not residents or citizens of the United States (the "base erosion test"). We believe Interpool Limited passed both of these tests through December 31, 2004.

Historically, no deferred U.S. Federal income taxes have been provided on the unremitted earnings of the subsidiary since it is our past practice and future intention to permanently reinvest such earnings. We have documented our ability to reinvest earnings generated annually from our international operations. This documentation contains certain management judgments and estimates of economic conditions and the future demand for containers. Any unremitted earnings that we would be unable to reinvest in our international operations could be subject to taxation at United States tax rates. We are now exploring the implications of the repatriation provision contained in the American Jobs Creation Act of 2004, but we have not yet decided whether to repatriate any unremitted earnings.

On July 14, 2004, the United States and Barbados signed a protocol to the pre-2005 Treaty which was ratified on December 20, 2004 ("post-2004 Treaty") that contains a more restrictive limitation on benefits provision than the pre-2005 Treaty. The post-2004 Treaty took effect on January 1, 2005 following its ratification by the United States Senate and the government of Barbados on December 20, 2004. Under the post-2004 Treaty, in addition to having to satisfy the 51% U.S. ownership and base erosion tests described above, Interpool Limited is only eligible for Treaty benefits with respect to its container rental and sales income if Interpool, Inc. is listed on a "recognized stock exchange" and Interpool, Inc.'s stock is "primarily" and "regularly" traded on such exchange.

As described elsewhere in this report, on January 13, 2005 our common stock was listed on the New York Stock Exchange; a "recognized stock exchange" within the meaning of the post-2004 Treaty. Interpool believes this listing and its current trading volume satisfies the "primarily" and "regularly" traded requirements of the post-2004 Treaty, and that Interpool Limited qualified for benefits under the post-2004 Treaty on January 13, 2005. We have estimated there should be no U.S. current tax expense for the period January 1, 2005 to January 12, 2005.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Existing U.S. GAAP provides for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard were effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS 146 did not materially affect our Consolidated Financial Statements.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about its obligations under certain guarantees it has issued. A guarantor is required to disclose (a) the nature of the guarantee, including the approximate term, how the guarantee arose, and the events and circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor's obligation under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Disclosure requirements were effective for financial statements with periods ending after December 15, 2002 while the initial recognition and initial measurement provisions were to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. We have adopted the provisions of FIN 45 as required. (See Note 8 to the Consolidated Financial Statements for disclosures regarding our guarantees.) The adoption of FIN 45 did not have a material impact on our Consolidated Financial Statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46R") which addresses how a business should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R revised FASB Interpretation No. 46 which was issued in January 2003. We adopted FIN 46R as of December 31, 2003. There was no impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The statement also includes required disclosures for financial instruments within its scope. Under the classification and disclosure provisions of this pronouncement, we were required to display the Company-Obligated Mandatorily Redeemable Preferred Securities in Subsidiary Grantor Trusts within the liability section on the face of the Consolidated Balance Sheets. (See Note 4 to the Consolidated Financial Statements for disclosures regarding our Company-Obligated Mandatorily Redeemable Preferred Securities.) Most of the guidance in SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, certain provisions of SFAS 150, relating to mandatorily redeemable non-controlling interest, were deferred indefinitely. The adoption of SFAS 150 did not affect our financial conditions or results of operations.

In November 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 03-1. The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Issue No. 03-1 requires new tabular and narrative disclosure items effective for fiscal years ending after December 15, 2003. Companies are required to provide expanded information about their debt and marketable equity securities with market values below carrying values. The narrative information must include positive and negative information management considered in concluding the unrealized loss was not other-than-temporary and therefore was not recognized in earnings. For further discussion regarding unrealized holding losses, see Note 1 to the Consolidated Financial Statements.

In December 2004, the FASB published SFAS No. 123(R), Share-Based Payment, ("SFAS 123 (R)") which will be effective for periods beginning after June 15, 2005. We currently account for our stock option plans in accordance with SFAS No. 148, Accounting for Stock-Based Compensation ("SFAS 148"). This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which allows for the retention of principles within Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees ("APB 25"). As permitted, we have chosen to continue to account for stock-based compensation using the intrinsic value method described in APB 25 and related interpretations. APB 25 generally requires compensation costs, if any, to be recognized for the difference between the exercise price and the market price of the underlying stock on the date of the grant. Alternatively, SFAS 123 employs fair value-based measurement and generally results in the recognition of compensation expense for all stock-based awards. The adoption of SFAS 123(R) will require the recognition of compensation expense for all share-based compensation. Based on the number of options currently outstanding, the adoption of SFAS 123(R) is not expected to have a significant impact on our financial condition or results of operations. However, all future grants of share-based compensation will result in the recognition of compensation expense.

Back to Contents

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The nature of our business exposes us to market risk arising from changes in interest rates. We manage interest rate risk to protect margins on existing transactions. Interest rate risk is the risk of earnings volatility attributable to changes in interest rates. Additionally, we consider interest rate swap contracts as an integral part of borrowing transactions. Generally we seek to reduce our exposure by entering into amortizing interest rate swap contracts, which coincide with the principal and maturity of the underlying debt instruments hedged. We do not use leveraged swaps and do not use leverage in any of our investment activities that would put principal capital at risk.

The following table sets forth principal cash flows and related weighted average interest rates by expected maturity dates for debt and capital lease obligations at December 31, 2004:

                              Total
 (Dollars in Thousands)    Obligation       2005         2006         2007         2008         2009      Thereafter
----------------------     ----------       ----         ----         ----         ----         ----      ----------
Variable rate facilities    $411,119     $122,453      $50,641      $52,976      $48,034      $54,043      $82,972
Average interest rate %                      4.3%         4.3%         4.3%         4.3%         4.4%         4.4%

Fixed rate facilities(1)  $1,307,079     $118,100      $88,481     $231,938      $89,178      $54,268     $725,114
Average interest rate %                      6.9%         7.0%         7.0%         7.0%         7.1%         7.1%

Total Debt                $1,718,198     $240,553     $139,122     $284,914     $137,212     $108,311     $808,086
Average interest rate %                      6.4%         6.5%         6.5%         6.6%         6.9%         6.9%
(1)	These fixed rate facilities include variable instruments that have been converted to fixed rate debt through the use of interest rate swap agreements.

Based on outstanding debt balances at December 31, 2004 of variable rate facilities, which have not been converted to fixed rate debt through the use of interest rate swaps, a 10% change in variable interest rates would have resulted in a $1.9 million change in pre-tax earnings.

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

We seek to reduce credit risk by maintaining insurance coverage against customer insolvency and related equipment losses. We maintain contingent physical damage, recovery and loss of revenue insurance, which provides coverage in the event of a customer's insolvency, bankruptcy or default giving rise to our demand for return of all of our equipment. The policy covers the cost of recovering our equipment from the customer, including repositioning cost, damage to the equipment and the value of equipment which could not be located or was uneconomical to recover. It also covers a portion of the equipment leasing revenue that we might lose as a result of the customer's default (i.e., up to 180 days of lease payments following an occurrence under the policy). Our current policy, which will expire on April 30, 2005, includes coverage of $9.0 million with a $3.0 million deductible, per occurrence. While we believe we will be able to renew this coverage on comparable or more favorable terms, for an additional twelve month period, there can be no assurance that this or similar coverage will be available in the future or that such insurance will cover the entirety of any loss.

At December 31, 2004 approximately 47% of accounts receivable and 70% of the net investment in direct financing leases were from customers outside of the United States.

In 2004, our top 25 customers represented approximately 75% of consolidated billings, with no single customer accounting for more than 7.9%.

Allowance for Doubtful Accounts

The allowance for doubtful accounts includes our estimate of allowances necessary for receivables on both operating and direct financing lease receivables. The allowance for doubtful accounts is developed based on two key components (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful and (2) reserves for estimated losses inherent in the receivables based upon historical trends. We believe our allowance for doubtful accounts is adequate to provide for credit losses inherent in our accounts receivable. The allowance for doubtful accounts is intended to provide for losses inherent in the accounts receivable, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. In addition, changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. Direct financing leases are evaluated on a case by case basis. When evaluating our operating and direct financing lease receivables for impairment, we consider, among other things, the level of past-due amounts of the respective receivable, the borrower's financial condition, credit quality indicators of the borrower, the value of underlying collateral and third party credit enhancements such as guarantees and insurance policies. Once a direct financing lease is determined to be non-performing, our procedures provide for the following events to take place in order to evaluate collectibility:

•	The past due amounts are reclassified to accounts receivable,

•	The equipment value supporting such direct financing lease is reclassified to leasing equipment, and

•	Collectibility is evaluated, taking into consideration equipment book value and the total outstanding receivable, as well as the likelihood of collection through the recovery of equipment.

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

As of December 31, 2004 and 2003, included in accounts receivable are non-performing receivables of $12.5 million and $12.8 million, respectively. Our average non-performing receivables are $12.7 million and $11.7 million for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, included in the allowance for doubtful accounts are reserves for the non-performing receivables of $11.8 million and $11.9 million, respectively. As of December 31, 2004 and 2003 our non-performing receivables, net of applicable reserves, were 1.01% and 1.27%, respectively, of accounts receivable, net.

Back to Contents

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

INTERPOOL, INC.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets--At December 31, 2004 and 2003
Consolidated Statements of Income For the Years Ended December 31, 2004,
      2003 and 2002
Consolidated Statements of Changes in Stockholders' Equity For the Years Ended
      December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows For the Years Ended December 31, 2004,
      2003 and 2002
Notes to Consolidated Financial Statements	Page No. 73 74 75 76 77 78

Report of Independent Registered
Public Accounting Firm

The Board of Directors
Interpool, Inc.:

We have audited the accompanying consolidated balance sheets of Interpool, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interpool, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for (i) goodwill and (ii) the impairment or disposal of long-lived assets.

(signed) KPMG LLP

Short Hills, N.J.
March 28, 2005

INTERPOOL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
 (dollars in thousands, except share and per share amounts)

ASSETS                                                                                               2004            2003
                                                                                                     ----            ----
CASH AND CASH EQUIVALENTS (including restricted cash of $24,927 and $24,985 at December 31,
     2004 and 2003, respectively)                                                                   $309,458       $141,019
MARKETABLE SECURITIES, available for sale at fair value                                                   27             24
ACCOUNTS RECEIVABLE, less allowance of $14,091 and $16,358, respectively                              72,598         69,055
NET INVESTMENT IN DIRECT FINANCING LEASES                                                            363,445        426,815
OTHER RECEIVABLES, net                                                                                 3,602         25,485
LEASING EQUIPMENT, net of accumulated depreciation and amortization of $538,575 and $522,431,
     respectively                                                                                  1,579,196      1,636,716
OTHER ASSETS                                                                                          75,760         73,922
                                                                                                      ------         ------
TOTAL ASSETS                                                                                      $2,404,086     $2,373,036
                                                                                                  ==========     ==========
LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                               $127,057       $198,062
WARRANT LIABILITY                                                                                     71,722            ---
INCOME TAXES:
     Current                                                                                           1,915            367
     Deferred                                                                                         49,204         37,392
                                                                                                      ------         ------
TOTAL TAXES                                                                                           51,119         37,759

DEFERRED INCOME                                                                                        2,018          2,704
DEBT AND CAPITAL LEASE OBLIGATIONS
     Due within one year                                                                             240,553        219,192
     Due after one year                                                                            1,477,645      1,496,495
                                                                                                   ---------      ---------
         TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS                                                  1,718,198      1,715,687

TOTAL LIABILITIES                                                                                 $1,970,114     $1,954,212
                                                                                                  ----------     ----------
MINORITY INTEREST IN EQUITY OF SUBSIDIARIES                                                           39,786         35,184
                                                                                                      ------         ------
STOCKHOLDERS' EQUITY
     Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued                       ---            ---
     Common stock, par value $.001 per share; 100,000,000 shares authorized, 28,278,759
       and 27,602,452 issued at December 31, 2004 and 2003, respectively                                  28             28
     Additional paid-in capital                                                                      138,021        128,538
     Unamortized deferred compensation                                                                  (554)        (1,184)
     Treasury stock, at cost, 646,711 and 225,900 shares at December 31, 2004 and 2003,
       respectively                                                                                  (11,508)        (2,229)
     Retained earnings                                                                               273,948        272,815
     Accumulated other comprehensive loss                                                             (5,749)       (14,328)
                                                                                                      -------       --------
TOTAL STOCKHOLDERS' EQUITY                                                                           394,186        383,640
                                                                                                     -------        -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $2,404,086     $2,373,036
                                                                                                  ==========     ==========

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(dollars and shares in thousands)

                                                                                  2004          2003         2002
REVENUES:                                                                         ----          ----         ----
   Equipment leasing revenue, including income recognized on direct
      financing leases of $41,659, $46,362 and $36,246, respectively             $388,183     $374,287    $325,080
   Other revenue                                                                   16,204       27,825      19,855
                                                                                   ------       ------      ------
TOTAL REVENUES                                                                    404,387      402,112     344,935
                                                                                  -------      -------     -------

COSTS AND EXPENSES:
  Lease operating expenses                                                         95,332      106,692       89,078
  Administrative expenses                                                          49,943       49,734       27,945
  Provision for doubtful accounts                                                   1,476        4,248        7,843
  Fair value adjustment for derivative instruments                                 (2,430)        (837)       5,530
  Fair value adjustment for warrants                                               49,222          ---          ---
  Depreciation and amortization of leasing equipment                               89,458       87,498       88,707
  Impairment of leasing equipment                                                   4,610        9,049        9,550
  (Income)/loss for investments accounted for under the equity method                (416)       1,698        6,603
  Other (income)/expense, net                                                     (15,686)      (5,079)       1,131
  Gain on insurance settlement                                                     (6,267)         ---         ---
  Interest expense                                                                112,013      106,688      108,344
  Interest income                                                                  (3,390)      (3,960)      (4,638)
                                                                                   -------      -------      ------
                                                                                  373,865      355,731      340,093
                                                                                  -------      -------      -------
Income before minority interest expense and provision/(benefit) for
  income taxes                                                                     30,522       46,381        4,842
MINORITY INTEREST EXPENSE                                                          (8,372)      (1,910)      (1,846)
                                                                                   -------      -------      -------
Income before provision/(benefit) for income taxes                                 22,150       44,471        2,996
PROVISION/(BENEFIT) FOR INCOME TAXES                                               13,721        3,281       (1,393)
                                                                                   ------        -----       ------
NET INCOME                                                                         $8,429      $41,190       $4,389
                                                                                   ======      =======       =======
INCOME PER SHARE
NET INCOME PER SHARE:
     Basic                                                                          $0.31        $1.51        $0.16
                                                                                    =====        =====        =====
     Diluted                                                                        $0.29        $1.42        $0.15
                                                                                    =====        =====        =====
WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
     Basic                                                                         27,380       27,365       27,360
                                                                                   ======       ======       ======
     Diluted                                                                       28,960       30,396       29,202
                                                                                   ======       ======       ======

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
 (dollars and shares in thousands)

                              Common Stock                                                   Acum.
                             ------------------                                              Other                   Total
                                                Additional  Unamortized                      Comp.                   Share-
                              Outstanding  Par   Paid-in     Deferred    Treasury  Retained  Income   Comp-Income    holder's
                                Shares    Value  Capital    Compensation  Stock    Earnings  (Loss)     (Loss)       Equity
                              ----------  -----  -------    ------------  -------  --------  -----    -----------    --------
BALANCE, December 31, 2001
as previously reported          27,355     $28   $124,182       $---     $(2,099)  $239,065  $(9,907)                $351,269

Adjustment (see Note 1)            ---     ---       ---         ---        ---         803      ---         ---          803

BALANCE, December 31, 2001,
as adjusted                     27,355      28   124,182         ---      (2,099)   239,868   (9,907)                 352,072

Net income                         ---     ---       ---         ---        ---       4,389      ---       4,389        4,389

Other comprehensive loss           ---     ---       ---         ---        ---        ---   (15,091)    (15,091)     (15,091)
                                                                                                         -------
Comprehensive loss                                                                                      $(10,702)
                                                                                                        =========
Purchase of 9,300 shares of
  treasury stock                   ---     ---       ---         ---        (130)      ---       ---                     (130)

Capital contribution by
  officers and directors           ---     ---     1,983         ---        ---       ---        ---                    1,983

Cash dividends declared:

  Common stock, $.2275  per share  ---     ---       ---         ---        ---      (6,227)     ---                   (6,227)
                                                                                     -------                           ------
BALANCE, December 31, 2002      27,355      28   126,165         ---      (2,229)   238,030  (24,998)                 336,996

Net income                         ---     ---       ---         ---        ---     41,190       ---      41,190       41,190

Other comprehensive income         ---     ---       ---         ---        ---       ---     10,670      10,670       10,670
                                                                                                          ------
Comprehensive income                                                                                     $51,860
                                                                                                         =======
Capital contribution by
  officers and directors           ---     ---       698         ---        ---       ---        ---                      698

Options exercised                   22     ---       351         ---        ---       ---        ---                      351

Restricted stock award             ---     ---     1,324      (1,324)       ---       ---        ---                      ---

Amortization of restricted
stock award                        ---     ---       ---         140        ---       ---        ---                      140

Cash dividends declared:

  Common stock, $.25 per share     ---     ---       ---         ---        ---     (6,405)      ---                   (6,405)
                                                                                     ------                            -------
BALANCE, December 31, 2003      27,377     $28   $128,538    $(1,184)    $(2,229)  $272,815 $(14,328)                $383,640

Net income                         ---     ---       ---         ---        ---      8,429       ---       8,429        8,429

Other comprehensive income         ---     ---       ---         ---        ---        ---     8,579       8,579        8,579
                                                                                                            ----
Comprehensive income                                                                                     $17,008
                                                                                                         =======
Restricted stock award               2     ---       371        (371)       ---        ---       ---                      ---

Amortization of restricted
stock award                        ---     ---       ---          85        ---        ---       ---                       85

Forfeitures restricted
stock award                        ---     ---    (1,017)        916        ---        ---       ---                     (101)

Options exercised (See Note 14)    248     ---    10,006         ---      (9,279)     ---        ---                      727

Stock grant                          5     ---       123         ---        ---        ---       ---                      123

Cash dividends declared:

  Common stock, $0.25 per
  share                            ---     ---       ---         ---        ---     (7,296)      ---                   (7,296)
                                                                                     ------                            ------
BALANCE, December 31, 2004      27,632     $28   $138,021      $(554)   $(11,508) $273,948   $(5,749)                $394,186
                                ======     ===   ========      =====     ========  ========   =======               ========

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
 (dollars in thousands)

                                                                                       2004          2003           2002
                                                                                       ----          ----           -----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $8,429       $41,190      $  4,389
Adjustments to reconcile net income to net cash provided by operating activities --
   Depreciation and amortization                                                       97,123        94,210        91,457
   Impairment of leasing equipment                                                      4,610         9,049         9,550
   Amortization of debt discount                                                          506           ---           ---
   Accrued losses on business transferred under contractual agreement                     ---           ---        13,780
   Provision/(benefit) for deferred income taxes                                       11,483         1,808        (3,118)
   (Gain)/loss on sale of leasing equipment                                           (14,743)       (1,213)        4,257
   Loss on sale of marketable securities                                                  ---            50            30
   Gain on sale of land held for sale                                                     ---           ---        (4,766)
   Provision for uncollectible accounts                                                 1,476         4,248         7,843
   Gain on retirement of debt                                                             ---           ---        (1,118)
   Restricted stock grant expense                                                          85           140           ---
   Fair value adjustment for derivative instruments                                    (2,430)         (837)        5,530
   Fair value adjustment for warrants                                                  49,222           ---           ---
   (Income)/losses for investments accounted for under the equity method                 (416)        1,698         6,603
   Gain on settled insurance litigation                                                (6,267)          ---           ---
   (Increase)/decrease in accounts receivable                                          (3,619)       (9,351)        8,018
   Decrease (increase) in other receivables                                            26,610          (194)       (5,447)
   (Increase)/decrease in other assets                                                (11,342)        1,701        (9,938)
   (Decrease)/increase in accounts payable and accrued expenses                        (5,801)        7,834       (11,168)
   Increase/(decrease) in income taxes payable                                          1,488          (436)         (248)
   Other, net                                                                           3,915           140         4,493
                                                                                        -----           ---         -----
         Net cash provided by operating activities                                    160,329       150,037       120,147
                                                                                      -------       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment                                                     (206,613)     (237,521)     (191,938)
Proceeds from dispositions of leasing equipment                                       153,058        54,386        12,041
Proceeds from sale of land                                                                ---           ---         7,955
Investment in direct financing leases                                                 (43,708)     (109,254)      (64,088)
Cash collections on direct financing leases                                            88,939        77,793        59,749
Purchase of marketable securities                                                         ---           (10)       (1,494)
Sales and matured marketable securities and other investing activities                    ---         1,445           574
Investment in and advances to subsidiary                                                  ---           ---           765
Proceeds from minority interest partner in chassis distributor                            ---           500           ---
                                                                                          ---           ---           ---
         Net cash used for investing activities                                        (8,324)     (212,661)     (176,436)
                                                                                       -------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                        627,296       211,813     1,227,406
Payment of long-term debt and capital lease obligations                              (387,296)     (204,229)   (1,023,645)
Borrowings of revolving credit lines                                                   30,500        88,000        47,000
Repayment of revolving credit lines                                                  (245,995)      (56,505)     (121,846)
Purchase of treasury stock                                                                ---           ---          (130)
Dividends paid                                                                         (8,071)       (6,049)       (5,643)
                                                                                       -------       -------        ------
Net cash provided by financing activities                                              16,434        33,030       123,142
                                                                                       ------        ------       -------
Net increase/(decrease) in cash and cash equivalents                                  168,439       (29,594)       66,853

CASH AND CASH EQUIVALENTS, beginning of period                                        141,019       170,613       103,760
                                                                                      -------       -------       -------

CASH AND CASH EQUIVALENTS, end of period                                             $309,458      $141,019      $170,613
                                                                                     ========      ========      ========
Supplemental schedule of non-cash investing activities:
Direct financing lease financed through capital lease obligation                          ---        $4,397       $10,284
Transfers from leasing equipment to direct financing leases                           $24,449       $25,775       $40,227
Transfer from direct financing leases to leasing equipment                            $12,546        $3,651           ---
Exercise of stock option on a cashless basis                                             $727           ---           ---

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

(dollars in thousands, except per share amounts)

INTERPOOL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Nature of operations and significant accounting policies:

The nature of operations and the significant accounting policies used by Interpool, Inc. and subsidiaries (the "Company" or "Interpool") in the preparation of the accompanying consolidated financial statements are summarized below. The Company's accounting records are maintained in United States dollars and the consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Nature of operations--

The Company and its subsidiaries conduct business principally in a single industry segment, the leasing of intermodal dry freight standard containers, chassis and other transportation related equipment. Within this single industry segment, the majority of the Company's operations come from two reportable segments: container leasing and domestic intermodal equipment leasing. The container leasing segment specializes primarily in the leasing of intermodal dry freight standard containers, while the domestic intermodal equipment segment specializes primarily in the leasing of intermodal container chassis. The Company leases its containers principally to international container shipping lines located throughout the world. The customers for the Company's chassis are a large number of domestic companies, many of which are domestic subsidiaries or branches of international shipping lines, as well as major U.S. railroads. Equipment is purchased directly or acquired through conditional sales contracts and lease agreements, many of which qualify as capital leases.

The Company's container leasing operations are primarily conducted through our wholly-owned subsidiary, Interpool Limited, a Barbados corporation, as well as CAI, our 50% owned consolidated subsidiaries . Profits of Interpool Limited from international container leasing operations are exempt from federal taxation in the United States. These profits are subject to Barbados tax at rates that are substantially lower than the applicable rates in the United States.

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

Beginning June 27, 2002, the Company's consolidated financial statements include Container Applications International, Inc. ("CAI"), which was previously accounted for under the equity method of accounting. The Company owns a 50% common equity interest in CAI. (See Note 11 for further information regarding CAI.)

(dollars in thousands, except per share amounts)

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

In connection with certain investments in which the Company does not own a majority interest but has the ability to assert significant influence over the investee, these investments are accounted for using the equity method of accounting. The Company's investment in its equity method investees is included in other assets on the accompanying Consolidated Balance Sheet.

Goodwill--

On June 29, 2001, the FASB approved its proposed SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual value, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of ("SFAS 144").

Commencing January 1, 2002, as a result of adopting SFAS 142, goodwill is no longer amortized but is reviewed for impairment. During December 2002, the Company conducted its annual goodwill impairment test. The test disclosed that at December 31, 2002 the fair value of an investment accounted for using the equity method included in the domestic intermodal leasing segment was below its carrying value. As a result, the Company's basis for this equity method investment was written down by $1,095 to its estimated fair market value. During December 2003 and 2004, the Company conducted its annual goodwill impairment tests. The tests disclosed that at both December 31, 2003 and 2004, the implied fair value of the goodwill was in excess of its carrying value, therefore additional impairment charges were not required. Total goodwill recorded at December 31, 2004 and 2003 was $5,495 for both years and is included in other assets on the accompanying Consolidated Balance Sheet. This goodwill is included in total assets within the Domestic Intermodal Leasing segment.

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

(dollars in thousands, except per share amounts)

Other revenue consists primarily of fees charged to the lessee for handling, delivery and repairs which is recognized as earned based on the terms of the contractual agreements with the lease customer.

Maintenance and repair expense--

Maintenance and repair expenses are accounted for under the direct expense method; thus these amounts are charged to operating expenses when incurred.

Cash and cash equivalents--

The Company considers investments with original maturities of three months or less to be cash equivalents. The Company's policy is to invest cash in excess of short-term operating and debt service requirements in cash equivalents. These instruments are stated at cost, which approximates market value because of the short-term nature of the instruments.

Allowance for doubtful accounts--

The Company's allowance for doubtful accounts is provided based upon a quarterly review of the collectibility of its receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral. An account is considered past due when a payment has not been received in accordance with the contractual terms. Accounts are generally charged off after an analysis is completed which indicates that collection of the full principal balance is in doubt. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance for doubtful accounts is intended to provide for losses inherent in the accounts receivable, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. The Company believes its allowance for doubtful accounts is adequate to provide for credit losses inherent in its accounts receivable. See Note 3 to the Consolidated Financial Statements for further discussion regarding the allowance for doubtful accounts.

Non-performing receivables--

Non performing receivables reflect both operating lease receivables and direct financing lease receivables which the Company considers impaired. When evaluating its operating and direct financing lease receivables for impairment, the Company considers, among other things, the level of past-due amounts of the respective receivable, the borrower's financial condition, credit quality indicators of the borrower, and the value of underlying collateral.

(dollars in thousands, except per share amounts)

Direct financing leases--

Direct financing leases are recorded at the aggregate future minimum lease payments, including any purchase options granted to the customer, less unearned income. Income from these leases is recognized over the term of the lease using the effective interest method.

Stock-based compensation--

Stock option plans are accounted for in accordance with SFAS No. 148, Accounting for Stock-Based Compensation ("SFAS 148"). This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which allows for the retention of principles within Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. As permitted by the Statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. To date, all options were granted with an exercise price equal to the market price of the Company's stock at grant date.

The following table illustrates the effect on net income and earnings per share had the fair value method of accounting been applied to the Company's stock compensation plans.

                                                                 Year Ended December 31,
                                                       -------------------------------------------
                                                           2004            2003          2002
                                                           ----            ----          ----
Net income, as reported                                  $8,429          $41,190       $4,389
Add:  Stock based employee compensation expense
included in net income, net of related tax effects        1,463              383          ---
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects               (1,503)            (452)        (112)
                                                         ------             ----         ----
Pro forma net income                                     $8,389          $41,121       $4,277
                                                         ======          =======       ======

Earnings per share:
Basic-as reported                                          $0.31           $1.51        $0.16
                                                           =====           =====        =====
Basic-pro forma                                            $0.31           $1.50        $0.16
                                                           =====           =====        =====
Diluted-as reported                                        $0.29           $1.42        $0.15
                                                           =====           =====        =====
Diluted-pro forma                                          $0.29           $1.42        $0.15
                                                           =====           =====        =====

This pro forma impact only takes into account options granted since January 1, 1995. The average fair value of options granted during 2004 was $9.76 per option. The fair value was estimated using the Black-Scholes Option pricing model based on the market price at Grant Date of $22.05 and the following assumptions: risk-free interest rate of 3.57%, expected life of 7 years, volatility of 45% and dividend yield of 1.44%. No Options were granted by the Company in 2003.

The average fair value of options granted during 2002 was $6.66 per option. The fair value was estimated using the Black-Scholes Option pricing model based on the market price at Grant Date of $13.73 and the following assumptions: risk-free interest rate of 3.5%, expected life of 7 years, volatility of 50% and dividend yield of 1.31%.

(dollars in thousands, except per share amounts)

Insurance receivables--

The Company has maintained insurance coverage in the event of a lessee's insolvency, bankruptcy or default. Amounts recorded as an insurance claim receivable are included in other receivables, net at December 31, 2003 in the Consolidated Balance Sheets and are limited to those amounts that are probable of collection and include only incurred costs and losses related to the insurable event. There are no insurance receivables at December 31, 2004. Amounts recorded as insurance claim receivable are recorded in other (income)/expense, net in the Consolidated Statements of Income. Upon collection of the receivable from the insurance carriers, any amounts in excess of or less than the receivable recorded would be recorded as gain or loss on insurance settlement in the Consolidated Statements of Income.

Property and equipment--

The Company records property and equipment at cost, except for property and equipment that has been impaired, for which the Company reduces the carrying amount to the estimated fair value at the impairment date. Property and equipment is included in other assets on the accompanying Consolidated Balance Sheet. The Company capitalizes significant improvements; the Company charges repairs and maintenance costs that do not extend the lives of the assets to expense as incurred. The Company removes the cost and accumulated depreciation of assets sold or otherwise disposed of from the accounts and recognizes any resulting gain or loss upon the disposition of the assets.

The Company depreciates the cost of property and equipment over their estimated useful lives on a straight-line basis as follows: buildings – 40 years; furniture and fixtures – 3 to 7 years; computers and office equipment – 3 to 5 years; and other property and equipment – 3 to 10 years.

Leasing equipment--

The Company records equipment at cost, except for equipment that it considers impaired. When equipment is considered impaired, the Company reduces the carrying amount to the equipment's estimated fair value at the impairment date. The Company capitalizes significant improvements if such improvements extend the life of the equipment. The Company charges repair and maintenance costs that do not extend the lives of the assets to expense as incurred. Upon disposition of equipment, the Company removes the cost and accumulated depreciation of assets disposed of from the accounts and recognizes any resulting gain or loss.

Depreciation and amortization of leasing equipment (both equipment on-lease to customers and available for hire) is provided under the straight-line method based upon the following estimated useful lives:

        Dry freight standard containers            12.5 years
        Chassis                                    17.5 to 22.5 years
        Other                                      15 years

(dollars in thousands, except per share amounts)

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

CAI, the Company's 50% owned subsidiary, had an independent valuation performed on its container fleet to determine the useful life of the containers as well as the estimated market value at the end of their useful life. As a result, effective April 1, 2002, the Company adjusted the useful life for all of its containers to 12.5 years (previously 12.5 to 15 years) and changed its residual values to the estimated market value of the containers as determined by the appraisal. The effect of these changes for the year ended December 31, 2002 was to decrease depreciation expense of the Company by $489. In addition, the Company recognized additional depreciation recorded by CAI prior to June 27, 2002 of $626 that was recorded by the Company in loss for investments accounted for under the equity method. The net effect of all these changes increased net income by $51 for the year ended December 31, 2002 considering the Company's 50% common equity interest in CAI.

Gains or losses resulting from the disposition of leasing equipment are recorded in the year of disposition. These amounts are recorded in other (income)/expense, net on the Consolidated Statement of Income.

In August 2001, the FASB approved its proposed SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances occur measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS 144 on January 1, 2002. During the first quarter of 2002, the Company evaluated the carrying value of its long-lived assets as prescribed by SFAS 144. The adoption of this statement in the first quarter of 2002 did not result in an adjustment to our Consolidated Financial Statements.

At December 31, 2004, 2003 and 2002, the Company performed a review of its container and chassis fleets in order to determine whether these assets are impaired in accordance with SFAS 144. The container fleet is reported within the container leasing segment, while the chassis are reported within the domestic intermodal equipment segment. This review indicated that there was no impairment to the fleet with the exception of specific units that were idle, some of which were badly damaged, and other specific units with design flaws. The Company performed a review of this equipment to determine whether the units would be repaired and returned to service or sold based upon the best economic alternative for the Company. This determination was based on the condition of the unit, its location and the resale market within that location. All units identified for sale were then written down, if required, to estimated net realizable value. The measurement of an impairment loss requires a determination of fair value, which is based on the best information available. The Company uses market prices of similar equipment when available and the estimated residual value of a used chassis within the remanufacturing process to determine fair value. For the years ended December 31, 2004, 2003 and 2002, the impairment loss on chassis and containers (excluding CAI) was $4,335, $8,059 and $8,784, respectively. Impairment amounts are recorded in impairment of leasing equipment on the accompanying Consolidated Statements of Income.

(dollars in thousands, except per share amounts)

During the years ended December 31, 2004, 2003 and 2002, CAI performed a review of its container fleet in order to determine whether these assets were impaired in accordance with SFAS 144. The container fleet is reported in the container leasing segment. The loss was calculated by comparing the equipment's net book value to the estimated realizable value of the equipment. The total impairment loss recorded by CAI at December 31, 2004 was $275 which reduced income before taxes by $138 after taking into account the Company's 50% minority interest adjustment. This compares to an impairment loss at December 31, 2003 of $990 which reduced income before taxes by $495 after taking into account the Company's 50% minority interest adjustment. The total impairment loss at December 31, 2002 was $4,231. The Company's 50% share of this loss is $2,115 of which $1,732 was recognized by CAI before June 27, 2002 and was recorded by the Company in loss for investments accounted for under the equity method. In addition $766 of additional depreciation was recognized by CAI after June 27, 2002 which reduced income before taxes by $383 after taking into account the Company's 50% minority interest adjustment.

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

Through September 30, 2003, the Company classified its retained interest in the off-balance sheet direct financing lease securitization completed in March 1999 as an available-for-sale security in the Consolidated Balance Sheets. Effective October 1, 2003, a customer elected to return a portion of the equipment covered by a direct financing lease which had been included in the lease securitization program. This equipment was subsequently leased to another customer under the terms of an operating lease agreement. As such, the lease could no longer be considered a financial asset and the Securitization Trust special purpose entity could no longer be treated as an off-balance sheet qualified special purpose entity for accounting purposes. Therefore, effective October 1, 2003, the Company consolidated the assets and liabilities of this special purpose entity. For further information regarding the lease securitization program and the consolidation of this special purpose entity, see Note 7 to the Consolidated Financial Statements. Impairment losses of $134 for the year ended December 31, 2002, were recorded and included in the accompanying Consolidated Income Statements based upon management's analysis of projected cash flows of the underlying direct financing lease receivables in the Securitization Trust.

(dollars in thousands, except per share amounts)

During the year ended December 31, 2004, no sales of available-for-sale securities took place. During the year ended December 31, 2003, sale of available-for-sale securities resulted in proceeds of $1,445, and gross losses of $50. During the year ended December 31, 2002, sales of available-for-sale securities resulted in proceeds of $574, gross gains of $5, and gross losses of $35.

The amortized cost and estimated fair value of available for sale securities as of December 31, 2004 and 2003 are as follows:

                                               Gross Unrealized
                           Amortized        Holding        Holding        Estimated
                             Cost            Gains          Losses       Fair Value
                           ---------        -------        -------       ----------
2004
----
Marketable Securities           $24             $3          $---               $27
                                ===             ==          ====               ===

2003
---
Marketable Securities           $24            $--          $---               $24
                                ===            ===          ====               ===

Comprehensive income/(loss)--

Comprehensive income/(loss) consists of net income for the current period and gains and losses that have been previously excluded from the income statement and were only reported as a component of equity.

The tax effect of other comprehensive income/(loss) is as follows:

                                                         Before Tax         Tax          Net of
                                                           Amount         Effect       Tax Amount
                                                         -----------      ------       -----------
Year Ended December 31, 2004
Unrealized holding gains arising during the period:
Marketable securities                                             $3          $(1)           $2
Cumulative foreign currency translation adjustment                88          (32)           56
Swap agreements                                               12,022       (3,501)        8,521
                                                              ======       ======         =====
                                                             $12,113      $(3,534)       $8,579
                                                             =======      =======        ======

(dollars in thousands, except per share amounts)

                                                      Before Tax         Tax          Net of
                                                        Amount         Effect       Tax Amount
                                                     ---------- -      ------       -----------
Year Ended December 31, 2003
Unrealized holding gains arising during the period:
Marketable securities (1)(2)                                  $83         $(29)          $54
Cumulative foreign currency translation adjustment             71          (25)           46
Swap agreements                                            15,270       (4,700)       10,570
                                                           ======       ======        ======
                                                          $15,424      $(4,754)      $10,670
                                                          =======      =======       =======
(1)	Amounts are net of losses on sales of marketable securities of $50 (before income tax effect of $2) recognized in the income statement.

(2)	Amounts are net of a realized loss of $44 (before income tax effect of $18) considered permanent and recognized in the income statement.

                                                            Before Tax         Tax          Net of
                                                              Amount         Effect       Tax Amount
                                                             ----------      ------       ----------
Year Ended December 31, 2002
Unrealized holding losses arising during the period:
Marketable securities (3)                                          $(40)         $14          $(26)
Other investment securities (4)                                    (304)          15          (289)
Cumulative foreign currency translation adjustment                  (66)          23           (43)
Swap agreements                                                 (23,436)       8,703       (14,733)
                                                                =======        =====       =======
                                                               $(23,846)      $8,755      $(15,091)
                                                               ========       ======      ========
(3)	Amounts are net of losses on sales of marketable securities of $30 (before income tax effect of $12) recognized in the income statement.

(4)	Amounts are net of impairments of $134 (before income tax effect of $5) recognized in the income statement.

The components of accumulated other comprehensive loss, net of taxes, are as follows:

                                                                            December 31,
                                                                        ----------------
                                                                        2004         2003
                                                                        -----------------
Marketable securities                                                       $2         $---
Cumulative foreign currency translation adjustment                          59            3
Swap agreements                                                         (5,810)     (14,331)
                                                                        ======      =======
                                                                       $(5,749)    $(14,328)
                                                                       =======     ========

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS 107") requires disclosure of the estimated fair value of the Company's financial instruments, excluding leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, Accounting for Leases ("SFAS 13"). The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale. Estimated fair values have been determined using the best available data and estimation methodology suitable for each category of financial instrument. The estimation methodologies used to estimate the fair values and recorded book balances of the Company's financial instruments at December 31, 2004 and 2003 are as follows:

(dollars in thousands, except per share amounts)

Cash and cash equivalents

For such short-term investments, the carrying value is considered to be a reasonable estimate of fair value.

Marketable securities

For marketable securities in the Company's portfolio, fair value was determined by reference to quoted market prices, when available.

Accounts receivable

The carrying value of accounts receivable is considered to be a reasonable estimate of fair value based on their short-term nature.

Accounts payable and accrued expenses

The carrying value of accounts payable and accrued expenses is considered to be a reasonable estimate of fair value based on their short-term nature.

Interest rate swaps

Interest rate swap contracts are included in accounts payable and accrued expenses on the Consolidated Balance Sheets. The estimated fair value (which is also the recorded book value) is calculated externally using market data taking into account current market rates.

Warrant liability

The warrants issued by the Company during September 2004, are classified as a liability on the Consolidated Balance Sheets. The estimated fair value of this liability (which is also the recorded book value) is calculated quarterly using external market data. Assuming that the warrants are not exercised or expired, the warrants will continue to be classified as a liability until certain conditions set forth in applicable accounting literature (specifically, ETIF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock) are satisfied, at which time the value of the warrants will be reclassified to stockholders' equity.

Debt and capital securities

The fair value of the Company's debt and capital securities was based on quoted market prices where available. For those borrowings with floating interest rates, it is presumed their estimated fair value generally approximates their carrying value. The fixed-rate debt instruments, where quoted market prices were not available, were valued using a present value discounted cash flow analysis with a discount rate approximating current market rates of similar term debt at the end of the year. The discount rates used in the present value calculations ranged from 5.20% to 5.86% at December 31, 2004 and 4.75% to 5.02% at December 31, 2003.

(dollars in thousands, except per share amounts)

                                                          December 31, 2004                 December 31, 2003
                                                     ---------------------------     ------------------------------
                                                     Estimated     Recorded Book     Estimated Fair    Recorded Book
                                                     Fair Value       Balance            Value            Balance
                                                     ----------    -------------     --------------    -------------
Financial Assets:
Cash and cash equivalents                              $309,458      $309,458           $141,019          $141,019
Marketable securities                                        27            27                 24                24
Accounts receivable                                      72,598        72,598             69,055            69,055

Financial Liabilities:
Accounts payable and accrued expenses (excluding
  interest rate swap contracts)                         107,312       107,312            164,036           164,036
Interest rate swap contracts                             19,745        19,745             34,026            34,026
Warrant liability                                        71,722        71,722                ---               ---
Debt                                                    922,568       915,741            904,273           910,755
Capital securities                                       66,375        75,000             68,813            75,000

Concentration of Credit risk--

At both December 31, 2004 and 2003, approximately 47% of accounts receivable and 70% of the net investment in direct financing leases were from customers outside of the United States.

In 2004, 2003 and 2002 the Company's top 25 customers represented approximately 75%, 74% and 71%, respectively, of its consolidated billings, with no single customer accounting for more than 8.2% in any year.

Net income per share--

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period (which is net of treasury shares). Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options and warrants and the unvested portion of restricted stock grants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price for the period. Stock options and warrants that do not have a dilutive effect (because the exercise price is above the market price) are not included in the diluted income per share. For the year ended December 31, 2004 (using the treasury stock method) warrants to purchase 76,052 shares and options to purchase 905 shares were not dilutive and were not included in diluted earnings per share. For the years ended December 31, 2003, and 2002, all stock options to acquire common shares were dilutive. There were no warrants outstanding during the year ended December 31, 2003 and 2002. Unvested restricted stock grants were dilutive for the years ended December 31, 2004 and 2003. See Note 14 to the Consolidated Financial Statements. There were no unvested restricted stock grants outstanding during the year ended December 31, 2002. The convertible redeemable subordinated debentures issued by the Company in December 2002, January 2003 and February 2003 were dilutive for the year ended December 31, 2003. For the years ended December 31, 2004 and 2002, these debentures (convertible into 1,487,285 and 17,599 shares, respectively) were not dilutive and were not included in diluted earnings per share. For further discussion of the debt characteristics of the convertible redeemable subordinated debentures, see Note 4 to the Consolidated Financial Statements.

(dollars in thousands, except per share amounts)

A reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

                                                           Year Ended December 31.
                                                           -----------------------
                                                        2004         2003         2002
                                                        ----         ----         ----
 Numerator
      Net Income - Basic EPS                            $8,429      $41,190      $4,389
      Interest Expense on convertible debentures,
      net of tax of 1,334                                  ---        2,001         ---
                                                         -----        -----         ---
      Net Income-Diluted EPS                            $8,429      $43,191      $4,389
                                                       =======      =======      ======

 Denominator
      Weighted average common shares
      outstanding-Basic                                 27,380       27,365      27,360
      Dilutive stock options and warrants                1,573        1,569       1,842
      Dilutive convertible debentures                      ---        1,461         ---
      Dilutive restricted stock grants                       7            1         ---
                                                             -            -         ---
      Weighted average common shares
      outstanding-Diluted                               28,960       30,396      29,202
                                                        ======       ======      ======

 Earnings per common share
      Basic                                              $0.31        $1.51       $0.16
                                                         =====        =====       =====
      Diluted                                            $0.29        $1.42       $0.15
                                                         =====        =====       =====

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

Reclassifications--

Certain reclassifications have been made to the 2003 and 2002 amounts in order to conform to the 2004 presentation. In addition, the Company determined it was necessary to change the classification of certain types of revenue which had been previously reported as a reduction to lease operating expenses. This revenue consists primarily of fees charged to lessees for handling, repositioning and repairs which had previously reduced the related costs for these services. This revenue will be reported separately as other revenue on the face of the Company's Consolidated Statements of Income. These reclassifications have no impact on net income.

(dollars in thousands, except per share amounts)

Adjustment to Opening Retained Earnings--

During the fourth quarter of 2004, the Company sold certain assets (with a book value of approximately $1,865) of CTC Container Trading (U.K.) Limited ("CTC"), a wholly-owned subsidiary which leased specialized cargo carrying units and other equipment for use by companies operating in the North Sea. While quantifying the approximate impact related to this sale, the Company noted that there was an elimination entry of approximately $803, net of tax, in the Interpool Limited consolidation related to CTC. This entry reduced retained earnings with a comparable reduction to leasing equipment. The entry originated when Interpool Limited sold container equipment to CTC at a profit prior to 1994. The elimination entry was recorded to eliminate the inter-company profits generated from the sale of the equipment. The inter-company profit included in the elimination entry should have been amortized over the period the equipment was being depreciated by CTC using the higher book values. No such amortization ever took place. The depreciation would have ended prior to any period being reported on by the Company in the December 31, 2004 Form 10-K. The effect of this error was to understate earnings during the period that the equipment was being depreciated. The Company determined the impact of this error should be reported as an adjustment to opening retained earnings.

(2)           Income taxes:

Significant components of deferred tax assets and liabilities as of December 31, 2004 and 2003 were as follows:

                                                      2004          2003
                                                      ----          ----
   Deferred tax assets:
       Loss carry forwards                           $141,893     $123,607
       Other                                           19,425       28,187
                                                       ------       ------
          Total deferred tax assets                   161,318      151,794
            Valuation allowances                       (9,963)     (16,009)
                                                       ------      -------
          Net deferred tax assets                     151,355      135,785
                                                      -------      -------

   Deferred tax liabilities:
       Operating property, net                        197,951      170,167
       Other                                            2,608        3,010
                                                        -----        -----
          Total deferred tax liabilities              200,559      173,177
                                                      -------      -------
          Net deferred tax liability                  $49,204      $37,392
                                                      -------      -------

One of the Company's subsidiaries had net operating loss carryforwards ("NOLs") for Federal income tax purposes totaling approximately $15,602 for which a $6,070 valuation allowance had been recorded. Since this $15,602 NOL expired in 2004, the related deferred tax asset of $6,070 was written off during the year resulting in a reduction to the valuation allowance of that amount. Other changes to the valuation allowance during the year related to various items including an equity investment, Chassis Holdings 1, LLC, and state NOLs. In 2003 the Company recorded additional valuation allowances aggregating $1,203 for future tax deductions related to an equity investment, Chassis Holdings I, LLC and for losses incurred with respect to PCR.

Through December 31, 2004, the Company, including CAI, has incurred passive activity loss carryovers of approximately $355,639 for U.S. federal income tax purposes. These losses can be carried forward indefinitely to offset income from future leasing activities. Additionally, the Company and its subsidiaries have net operating loss carryovers aggregating approximately $323,898 which can be used to offset fully or partially future taxable income for state purposes. For New Jersey state tax purposes these losses are scheduled to expire between 2005 and 2012 if not utilized.

(dollars in thousands, except per share amounts)

A significant subsidiary of the Company, Interpool Limited, is a Barbados corporation. Under the terms of an income tax convention between the United States and Barbados, Interpool Limited's leasing income is fully taxable by Barbados, but exempt from U.S. Federal taxation. For information regarding the July 2004 Protocol between the United States and Barbados, see Note 17 to the Consolidated Financial Statements. The Barbados tax rate is a maximum of 2½% of income earned in Barbados.

No deferred U.S. Federal income taxes have been provided on the unremitted earnings of Interpool Limited since it is the Company's intention to indefinitely reinvest such earnings. At December 31, 2004 unremitted earnings of Interpool Limited were approximately $334,000. The deferred U.S. Federal income taxes related to the unremitted earnings of Interpool Limited would be approximately $110,000, assuming these earnings were taxable at the U.S. statutory rate, net of foreign tax credits. We are now exploring the implications of the repatriation provision recently enacted by the American Jobs Creation Act of 2004, but we have not yet decided whether to repatriate any unremitted earnings.

As a company resident in Barbados, Interpool Limited is required to file tax returns in Barbados and pay any tax liability to Barbados. However, no Barbados tax returns have been prepared or filed for Interpool Limited for any period subsequent to its 1997 tax year. The Company believes the failure to file these returns has not resulted in any material underpayment of taxes, interest or penalties (other than a nominal late filing penalty), because the Company believes no material Barbados taxes would have been due for the years for which returns have not been filed. The Company further believes Interpool Limited's failure to file these returns would not present any other material risk to Interpool. Preparation of these tax returns is currently in process, and it is the Company's intent to submit them as promptly as practical.

A reconciliation of the U. S. statutory tax rate to the effective tax rate follows:

                                                               2004         2003       2002
                                                               ----         ----       ----
 U.S. statutory rate                                           35.0%         35.0%      35.0%
 Difference due to operation of subsidiary in Barbados        (72.7)        (32.9)    (285.5)
 State taxes                                                    9.9           1.3      (52.0)
 Warrant liability                                             77.8           ---       ---
 Other                                                         11.2           1.4        4.3
 PCR losses                                                     ---           ---       39.3
 Valuation allowances                                           0.7           2.6      212.4
                                                                ---           ---      -----

 Effective tax rate                                            61.9%          7.4%     (46.5)%
                                                               ====           ===      =====

The non-cash expense of $49,222 recorded in 2004 pertaining to the increase in the Company's liability for warrants (see Note 4 to the Consolidated Financial Statements) is non-deductible for Federal income tax purposes. This resulted in a 77.8% increase in the Company's 2004 actual tax rate.

(dollars in thousands, except per share amounts)

The provision (benefit) for income taxes is as follows:

                                  2004          2003          2002
                                  ----          ----          ----
             U.S.               $13,636        $1,724       $(1,883)
             Other                   85         1,557           490
                                     --         -----           ---
                                $13,721        $3,281       $(1,393)
                                =======        ======       =======

             Current              $2,238       $1,473        $1,725
             Deferred             11,483        1,808        (3,118)
                                  ------        -----        ------
                                $13,721        $3,281       $(1,393)
                                =======        ======       =======

(3)          Leasing activities:

As lessor--

The Company has entered into various leases of equipment that qualify as direct financing leases. At the inception of a direct financing lease, the Company records a net investment based on the total investment (representing the total future minimum lease payments plus unguaranteed residual value), net of unearned lease income. The unguaranteed residual value is generally equal to the purchase option of the lessee, and is included in total lease receivables (approximately $66,298 and $63,927 at December 31, 2004 and 2003, respectively). Unearned income represents the excess of total future minimum lease payments plus residual value over equipment cost. Receivables under these direct financing leases, net of unearned income, are collectible through 2015 as follows:

                                                 December 31, 2004
                                  --------------------------------------------
                                  Total Lease        Unearned        Net Lease
                                  Receivable       Lease Income      Receivable
                                  -----------      ------------      ----------
         2005                       $113,953         $33,913           $80,040
         2006                         99,874          25,234            74,640
         2007                         92,509          17,479            75,030
         2008                         56,112          11,220            44,892
         2009                         31,943           7,797            24,146
         Thereafter                   78,152          13,455            64,697
                                      ------          ------            ------
                                    $472,543        $109,098          $363,445
                                    ========        ========          ========

As of December 31, 2003, the Company had total lease receivable, unearned lease income and net lease receivables of $572,956, $146,141 and $426,815 respectively.

As of December 31, 2004, the Company also had noncancelable operating leases, under which it will receive future minimum rental payments as follows:

(dollars in thousands, except per share amounts)

               2005                    $188,249
               2006                     160,690
               2007                     129,454
               2008                      78,831
               2009                      45,577
               Thereafter                44,510
                                         ------
                                       $647,311
                                       ========

The Company capitalizes lease commissions and amortizes this cost over the average life of the related lease contract. At December 31, 2004 and 2003, $2,473 and $3,902 of these commissions were included in other assets on the accompanying Consolidated Balance Sheet.

Allowance for doubtful accounts--

The following summarizes the activity in the allowance for doubtful accounts:

                                                 2004         2003             2002
                                                 ----         ----             ----

 Balance, beginning of year                   $16,358        $14,033          $6,674
      Provision charged to expense              1,476          4,248           7,843
      Increase for allowance due to
      consolidation of CAI as of June
      27, 2002                                    ---            ---           1,898
      Write-offs                               (5,247)        (2,140)         (2,504)
      Recoveries                                1,507            226             132
      Other                                        (3)            (9)            (10)
                                              -------        --------        --------
 Balance, end of year                         $14,091        $16,358         $14,033
                                              =======        =======         =======

The allowance for doubtful accounts includes the Company's estimate of allowances necessary for receivables on both operating and direct financing lease receivables. The allowance for doubtful accounts is developed based on two key components (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful and (2) reserves for estimated losses inherent in the receivables based upon historical trends. The Company believes its allowance for doubtful accounts is adequate to provide for credit losses inherent on its accounts receivable. The allowance for doubtful accounts is intended to provide for losses inherent in the accounts receivable, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. In addition, changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. Direct financing leases are evaluated on a case by case basis. When evaluating its operating and direct financing lease receivables for impairment, the Company considers, among other things, the level of past-due amounts of the respective receivable, the borrower's financial condition, credit quality indicators of the borrower, the value of underlying collateral and third party credit enhancements such as guarantees and insurance policies. Once a direct financing lease is determined to be non-performing, Company procedures provide for the following events to take place in order to evaluate collectibility:

•	The past due amounts are reclassified to accounts receivable,

(dollars in thousands, except per share amounts)

•	The equipment value supporting such direct financing lease is reclassified to leasing equipment, and

•	Collectibility is evaluated, taking into consideration equipment book value, and the total outstanding receivable, as well as the likelihood of collection through the recovery of equipment.

As of December 31, 2004 and 2003, included in accounts receivable are non-performing receivables of $12,498 and $12,795, respectively. The Company's average non-performing receivables are $12,704 and $11,669 for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, included in the allowance for doubtful accounts are reserves for the non-performing receivables of $11,764 and $11,918, respectively. As of December 31, 2004 and 2003, our non-performing receivables, net of applicable reserves, were 1.01% and 1.27%, respectively, of accounts receivable, net.

All outstanding amounts due for non-performing direct financing lease accounts are reclassified to accounts receivable, therefore an allowance for doubtful accounts for the net investment in direct financing leases is not required.

The Company seeks to reduce credit risk by maintaining insurance coverage against customer insolvency and related equipment losses. The Company maintains contingent physical damage, recovery and loss of revenue insurance, which provides coverage in the event of a customer's insolvency, bankruptcy or default giving rise to its demand for return of all of its equipment. The policy covers the cost of recovering the Company's equipment from the customer, including repositioning cost, damage to the equipment and the value of equipment that could not be located or was uneconomical to recover. It also covers a portion of the equipment leasing revenue that the Company might lose as a result of the customer's default (i.e., up to 180 days of lease payments following an occurrence under the policy). The Company's current policy, which will expire on April 30, 2005, includes coverage of $9,000 with a $3,000 deductible, per occurrence. While the Company believes it will be able to renew this coverage on comparable or more favorable terms, for an additional twelve month period, there can be no assurance that this or similar coverage will be available in the future or that such insurance coverage will cover the entirety of any loss.

(4)           Debt:

The following table summarizes the Company's debt and capital lease obligations as of December 31, 2004 and 2003.

(dollars in thousands, except per share amounts)

Total Debt and Capital Lease Obligations                                  December 31, 2004      December 31, 2003
----------------------------------------                                  -----------------      -----------------

Capital lease obligations payable in varying amounts through 2013              $329,623               $325,258
Chassis Securitization Facility, interest at 5.99% and 5.59% at
  December 31, 2004 and 2003, respectively
      Warehouse facility                                                         22,490                 25,490
      Debt obligation                                                            53,875                 86,413
      Capital lease obligation                                                  397,834                404,674
Secured equipment financing facility, interest at 4.45% at December
  31, 2004, revolving period ending October 31, 2006, term out period
  ending April 30, 2012                                                         243,000                   ---
Revolving credit facility, interest rate at 3.09% at December 31, 2003            ---                  193,495
Revolving credit facility CAI, interest at 4.56% and 3.37% at December
  31, 2004 and 2003, respectively                                                65,000                 87,000
Container securitization facility, interest at 6.50% at December 31,
  2003                                                                            ---                   76,565
6.00% Notes due 2014 (unsecured) net of unamortized discount of
  $33,729 at December 31, 2004                                                  196,271                   ---
7.35% Notes due 2007 (unsecured)                                                115,395                147,000
7.20% Notes due 2007 (unsecured)                                                 45,335                 62,825
9.25% Convertible redeemable subordinated debentures, mandatory
  redemption 2022 (unsecured)                                                    37,182                 37,182
9.875% Preferred capital securities due 2027 (unsecured)                         75,000                 75,000
Notes and loans repayable with various rates ranging from 3.60% to
  7.90% and maturities from 2005 to 2010                                        137,193                194,785
                                                                                -------                -------
Total Debt and Capital Lease Obligations                                      1,718,198              1,715,687
                                                                               ---------              ---------
   Less Current Maturities                                                      240,553                219,192
Total Non-Current Debt and Capital Lease Obligations                         $1,477,645             $1,496,495
                                                                              ==========             ==========

At December 31, 2004, the Company had available $223,000 under various facilities which includes approximately $39,000 available under CAI's revolving credit facility. A commitment for $150,000 was completed on December 29, 2004 and will be open for 364 days, after which it will either be renewed, refinanced, or will be paid out in full over the following 48 months. The advance rate under this facility will be either 60% or 75% at the Company's option. The interest rate is determined by a pricing grid and can range from LIBOR plus 140 to 180 basis points, depending upon the Company's tangible debt to total net worth ratio or its corporate credit rating, and the advance rate chosen. As of December 31, 2004, the rate would be LIBOR plus 165 basis points at a 75% advance rate and LIBOR plus 150 basis points at a 60% advance rate. There is a commitment fee of 45 basis points per annum on any unused portion of this commitment, payable quarterly in arrears. Another commitment for $25,000 was available for future use at December 31, 2004. This commitment was scheduled to be open until March 31, 2005, after which any unfunded portion of the commitment would expire. This commitment was subsequently cancelled during February 2005 to allow the financial institution to provide a larger commitment as part of the 150,000 facility mentioned above. During the first quarter of 2005, we received additional commitments under a secured equipment financing established on November 1, 2004 totaling $248,000 from six additional financial institutions. As of the date this Form 10-K was filed, none of these additional commitments had been utilized.

As of December 31, 2004, the annual maturities of capital leases and related interest were as follows:

(dollars in thousands, except per share amounts)

                                     Payment               Interest               Principal
                                     -------               --------               ---------
      2005                           $96,962                $17,634                $79,328
      2006                            68,826                 13,643                 55,183
      2007                            80,990                 10,641                 70,349
      2008                            79,685                  7,974                 71,711
      2009                            69,904                  4,888                 65,016
      Thereafter                     391,535                  5,665                385,870
                                     -------                  -----                -------
                                    $787,902                $60,445               $727,457
                                    ========                =======               ========

As of December 31, 2004, the scheduled principal maturities of debt, were as follows:

                 2005                              $161,225
                 2006                                83,939
                 2007                               214,564
                 2008                                65,501
                 2009                                43,296
                 Thereafter                         422,216
                                                    -------
                                                   $990,741
                                                   ========

The Company's debt consists of notes, loans and capital lease obligations with installments payable in varying amounts through 2027, with a weighted average interest rate of 6.2% and 6.0% in 2004 and 2003, respectively. The principal amount of debt and capital lease obligations payable under fixed rate contracts was $898,712. Remaining debt and capital lease obligations of $819,486 were payable under floating rate arrangements, of which $408,367 was effectively converted to fixed rate debt through the use of interest rate swap agreements. At December 31, 2004, most of the debt and capital lease obligations of the Company are secured by a substantial portion of the Company's leasing equipment, direct financing leases and accounts receivable, except for $469,183 of debt which is unsecured. For further information on the accounting treatment for interest rate swap contracts see Note 5 to the Consolidated Financial Statements.

In March 2002, the Company established a $500,000 chassis asset-backed securitization facility. This facility is guaranteed by MBIA and was therefore rated AAA by Standard & Poor's and Aaa by Moody's. On September 30, 2002, the Company entered into a sale/leaseback transaction and expanded the total debt and capital lease obligations to a total of $540,968 outstanding, of which $129,328 is a debt obligation and $411,640 is a capital lease obligation under the sale/leaseback. In May 2003, the Company established a $200,000 revolving warehouse facility within its chassis securitization facility and received funding from a $25,500 debt obligation issuance. In July 2003 and October 2003, the Company agreed, among other things, to suspend its ability to incur additional funding under the warehouse facility until such time as the loan and guarantee parties have each agreed in their sole discretion to reinstate their funding commitments. Additionally in January 2004, as a result of the downgrade of the ratings on the Company's debt securities Moody's reduced the "shadow rating" of the Company's chassis securitization. The Company was subsequently advised by the provider of the insurance "wrap" portion of the chassis securitization that, as a result of the downgrade of the shadow rating, the Company was liable to indemnify such provider for certain of the provider's increased capital charge costs. During October 2004, the Company reached an agreement with such provider, pursuant to which it will pay approximately $220 per month in additional premium, declining as the loan is paid down. Such additional premium will be further adjusted downward after eighteen months if the shadow rating improves, potentially going away entirely. In addition, as part of this agreement the wrap provider and the other participants in the chassis securitization have permanently waived any early amortization event or default associated with the downgrade of the shadow rating. At December 31, 2004, the total debt and capital lease obligation outstanding under the facility totaled $474,199 of which $22,490 was outstanding under the warehouse facility, $53,875 is a debt obligation and $397,834 is a capital lease obligation. The interest rate on this facility is 5.99%, including the effect of interest rate swap contracts in place as of December 31, 2004. This facility continues to be accounted for as an on-balance sheet secured financing. The assets used to secure this facility are segregated in a Delaware statutory titling trust (the "Trust") and in a special purpose entity (which is consolidated by the Company) and consist of $18,500 of accounts receivable and fixed assets with a net book value of $522,480 at December 31, 2004. In addition, $24,927 of cash and marketable securities at December 31, 2004 are restricted for use by the Trust and the special purpose entity and included on the Company's consolidated balance sheet. The assets, which are segregated in the special purpose entity and included on the Company's consolidated balance sheet, are not available to pay the claims of the Company's creditors.

(dollars in thousands, except per share amounts)

On November 1, 2004, the Company consummated a secured equipment financing with one of its existing lenders. The financing is secured by shipping containers and related leases owned by a special purpose consolidated subsidiary of the Company and leased to various third parties. The financing allows for advances from time to time up to the amount of available collateral under the facility, subject to a maximum principal amount that may be outstanding under the facility of $252,000. The interest rate under this new facility is LIBOR plus 175 basis points, with a reduction to LIBOR plus 150 basis points possible as the Company's credit rating improves. This agreement, as amended, requires that the Company enter into interest rate swap contracts in order to effectively convert at least seventy percent of the debt associated with operating lease equipment and ninety percent of the debt associated with direct financing leases from floating rate debt to fixed rate debt by March 31, 2005. The facility has a two-year term, after which the outstanding balance will be paid out in full over 66 months if it is not refinanced. At December 31, 2004 $243,000 of debt was outstanding under this facility and $9,000 was available for future use. Of the $243,000 drawn down, the Company used $224,400 to refinance outstanding indebtedness, which included the entire $154,800 of outstanding borrowings under its revolving credit facility, which has now been terminated, as well as an existing $69,600 loan from this lender. The remaining balance of $18,600 was used for transaction fees and working capital purposes. During the first quarter of 2005 the Company received additional commitments under this facility totaling $248,000 from six additional financial institutions. As of the date this Form 10-K was filed, none of these additional commitments had been utilized.

The Company had a $215,000 revolving credit facility with a group of commercial banks. In July 2000, this facility was renewed and amended with the term extended to July 31, 2005. The credit limit was $215,000 through July 31, 2003; thereafter the credit limit declined to $193,500 through July 31, 2004 and $172,000 through July 31, 2005. In July 2003 and October 2003, in connection with obtaining necessary waivers under the revolving credit facility due to the late filing of the Company's periodic reports with the SEC and the restatement of its past financial statements, the Company agreed, among other things, to reduce advance rates under this facility, to define several additional events as events of default, to increase the interest rate margin until it is in compliance with all SEC reporting requirements, and to maintain specified levels of unrestricted cash and cash equivalents until the delinquent SEC filings are made. The Company also agreed to restrictions on dispositions of collateral and encumbrances of assets as well as a limitation on concessions that could be made to its other financial institutions in connection with obtaining waivers. The October 2003 amendment also required the Company to provide additional financial information to the lenders under the facility and to continue the engagement of a financial advisor. On November 1, 2004, the Company paid off the entire $154,757 of outstanding borrowings under its revolving credit facility, and terminated the facility.

(dollars in thousands, except per share amounts)

On June 27, 2002, CAI entered into an amended $110,000 senior revolving credit agreement with a group of financial institutions. To facilitate the closing of this new credit facility, the Company agreed to extend the repayment terms of its Note so as to require mandatory quarterly principal payments of $1,683 beginning July 30, 2006 through April 30, 2011 and modified certain financial covenants in the Note. Interest on the Note continues to accrue at an annual fixed rate of 10.5% and is payable quarterly. The Note continues to be cross-collateralized with CAI's senior credit agreement, subject to the terms of an amended and restated subordination agreement.

A total of $65,000 was outstanding under CAI's senior revolving credit facility at December 31, 2004. Borrowings under CAI's senior credit facility are secured by substantially all of CAI's assets totaling approximately $181,958 in the Company's Consolidated Financial Statements at December 31, 2004, and are payable on June 27, 2005. CAI is currently in discussions with its lenders regarding a renewal of their senior revolving credit facility. The senior credit facility contains various financial and other covenants. CAI was in compliance with the covenants at December 31, 2004.

In July 2001, the Company's container securitization facility, which was originally established as an off-balance sheet source of financing in March 1999, was amended allowing additional financings to be accounted for as on-balance sheet secured debt financing. In August 2002, the container securitization facility was extended with the maximum outstanding limited to $150,000. In October 2002 the facility was renewed and the facility amount was increased to $200,000. Subsequently, the Company amended its container securitization facility to relinquish the right to request additional advances under the facility and agreed that all lease payments subsequently received under the facility would be used to reduce the indebtedness. On December 28, 2004, the Company paid off the remaining $25,933 of outstanding borrowings under this facility, and terminated the facility.

On September 14, 2004, the Company entered into a Securities Purchase Agreement pursuant to which it sold $150,000 total principal amount of a new series of 6.0% notes due 2014 (the "Notes") in a private transaction with four investors. In connection with the sale of the Notes, the Company also issued to the investors two series of Warrants exercisable for a total of 8,333,333 shares of the Company's common stock at an exercise price of $18.00 per share (the "Warrants"). The exercise price will be subject to customary anti-dilution adjustments as set forth in the Warrants.

(dollars in thousands, except per share amounts)

The Notes mature on September 1, 2014, with interest payable semi-annually at a rate of 6.0% per annum. The Company has the right to redeem the Notes at any time after September 1, 2009 with a declining premium. The maturity of the Notes can be accelerated upon the occurrence of an "Event of Default" as such term is defined in the indenture governing the Notes (the "Indenture"). The Indenture also contains various restrictive covenants, including limitations on the payment of dividends and other restricted payments, limitations on incurrence of indebtedness, and limitations on asset sales, the violation of which by the Company would result in an Event of Default.

The first series of Warrants (the "Series A" Warrants) is exercisable at any time for a total of 5,475,768 shares. The second series of warrants (the Series "B" Warrants) will become exercisable at any time for a total of 2,857,565 shares, following stockholder approval of such exercise at a special meeting of the Company's stockholders. The Company also entered into agreements with the investors to file registration statements with the Securities and Exchange Commission, for the benefit of the investors, with respect to the Notes and the Warrants. The terms of the Warrants provide that the exercise price will be paid by the investors to the Company solely in cash except that after the Company has filed a registration statement with the Securities and Exchange Commission relating to the Warrants and underlying common stock, in the event such registration statement has not become effective or is otherwise not available to the Warrant holders or if the exercise of the Warrants for cash would not be permitted under the federal securities laws, the exercise price may be paid by tendering a principal amount of 6.0% Notes equal to the exercise price of the Warrants then being exercised. The sale of the Notes and Warrants pursuant to the Securities Purchase Agreement was made in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act

Of the $150,000 in proceeds from the September 14, 2004 sale of the Notes and Warrants, the Company repurchased, at face value, a portion of its outstanding 7.35% notes due 2007 ($31,605) and 7.20% notes due 2007 ($17,490) which were held by the investors. The remaining proceeds are being used for general corporate purposes, including, but not limited to, the purchase of equipment, retirement of debt, potential acquisitions and/or working capital.

The Warrants expire on September 1, 2014, although the Company has the right under certain conditions to require that they be exercised at any time after its common stock trades at $30.00 per share or more for five consecutive trading days assuming the shares being issued upon exercise are registered shares.

The fair value of the warrants at the date of the transaction was estimated at $22,500 and was recorded in warrant liability on the Consolidated Balance Sheet, with the offset recorded as a discount on the Notes. This discount is being amortized as interest expense using the effective interest method over the ten-year life of the Notes. The overall interest rate on the Notes, considering the amortization of the discount, is approximately 8.3%.

EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in a Company's Own Stock ("EITF 00-19") requires freestanding contracts that are settled in a Company's own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or liability must be carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. The Company has classified these warrants as a liability, as noted above, because the requirements of EITF 00-19 for classification of the warrants as equity have not yet been met. During the period in which the warrants are classified as a liability, any changes in fair value will be reported as fair value adjustment for warrants in the Consolidated Statement of Income. Due primarily to the increase in the market value of the Company's common stock during the last quarter of 2004, the fair market value of these Warrants has increased from $22,500 at September 30, 2004 to $71,722 at December 31, 2004. As a result, during the three-months ended December 31, 2004, the Company has recorded a non-cash expense of $49,222 (for which no tax benefit is derived) which has been reflected as fair value adjustment for warrants on the accompanying Consolidated Statements of Income. Accordingly, future changes to the fair market value of these Warrants have the potential to cause volatility in our future results. For the period of time that these warrants are classified as a liability, any increase in the fair market value of the Warrants will result in an additional non-cash expense to the Consolidated Statements of Income. If the fair market value of the Warrants decreases in the future the Company will record non-cash income in its Consolidated Statements of Income. At such time as all of the conditions of EITF 00-19 are met for classification of the Warrants as equity, the liability account representing the fair value of the warrants at the date the conditions are met will be reclassified to additional paid-in-capital on the Consolidated Balance Sheets.

(dollars in thousands, except per share amounts)

The Company has agreed to file a Registration Statement for the Warrants and the Notes with the Securities and Exchange Commission by May 1, 2005. In addition, the Company has agreed to use commercially reasonable efforts to have the Warrant Registration Statement and the Notes Registration Statement declared effective by July 1, 2005. It is impossible for the Company to predict when either of these registration statements will become effective. If either of these Registration Statements is not effective by October 1, 2005, or is not filed by May 1, 2005, the Company will be required to pay liquidated damages to the holders of these securities based upon a value of $150,000 for the Notes and $150,000 for the Warrants. For the first 90 days, the amount of liquidated damages to be paid related to the Warrants and the Notes will be calculated using a rate of 0.25% per annum for each day the Registration Statements are not effective after September 30, 2005 or if the Registration Statements are not filed by May 1, 2005. This percentage will be increased by 0.25% for each 90 day period, until these conditions are met, up to a maximum of 1.00% per annum.

A condition that must be met for equity treatment under the provisions of EITF 00-19 is that there can be no possibility of a net cash settlement of the Warrants. Under the terms of the Warrant Agreement, in the event that stockholder approval of the issuance of common stock pursuant to the Series B Warrants is not obtained prior to April 30, 2005, the holders of the Series B Warrants have the right to settle their warrants for cash. In order to do this, the Series B Warrant holders, upon payment of the exercise price of the Series B Warrants, would receive cash from the Company in an amount equal to 105% of the market price of the Company's common stock on the day prior to exercise. For example, if the market value of the Company's stock was $22 at the date that the Series B Warrant holders exercised their right for a net cash settlement, the net cash settlement paid to the holders of the Series B Warrants would be approximately $14,574 ($22 market value X 105% X 2,857,565 shares – less exercise price of 2,857,565 shares X $18). The Company intends to hold a special meeting of the Stockholders as soon as practicable and at that meeting will seek stockholder approval for the exercise of the Series B Warrants. It is impossible for the Company to hold this meeting until the Company's Proxy requesting this approval has been filed with and accepted by the Securities and Exchange Commission and all stockholders have been notified regarding the meeting. In connection with the sale of the Notes and Warrants, certain of the Company's significant stockholders, whose combined ownership interest represents more than 50% of the issued and outstanding shares of its common stock, entered into a voting agreement pursuant to which they have agreed to vote to approve the exercise of the second series of Warrants by the investors. In addition, Martin Tuchman, the Company's Chairman and Chief Executive Officer, Warren L. Serenbetz, a former member of its Board of Directors, and an entity controlled by members of Mr. Serenbetz's family agreed to certain restrictions on their ability to transfer shares of the Company's common stock in private transactions. If the approval for the issuance of the shares related to the Series B Warrants is obtained after April 30, 2005 and prior to the exercise of the Series B Warrants by the holders of the Warrants, the holders of the Series B Warrants will lose their right to exercise the net cash settlement feature of Series B Warrants once such stockholder approval is received. At that time, this will no longer be a condition for liability treatment under the provisions of EITF 00-19.

(dollars in thousands, except per share amounts)

On November 29, 2004, the Company sold $80,000 total principal amount of new 6.0% notes (the "November notes") due 2014 to eight investors under the same indenture used for the $150,000 unsecured financing completed during September 2004. The terms of the November notes are identical to those of the notes sold during September (as described previously in this document) with the following exceptions: (1) there were no warrants associated with the November notes; and (2) the original issue discount on the November notes was approximately 14.7% versus 15.0% for the September notes. The November notes were sold at a discount which provided net proceeds totaling $68,065. The net proceeds are for general corporate purposes, including, but not limited to the purchase of equipment, retirement of debt, acquisitions, and/or working capital.

In July and August 1997, the Company issued $225,000 of ten year notes, comprised of $150,000 of 7.35% Notes due 2007 and $75,000 of 7.20% Notes due 2007. The net proceeds from these offerings were used to repay secured indebtedness, to purchase equipment and for other investments. During 2004, the Company retired $31,605 of the 7.35% Notes and $17,490 of the 7.20% Notes. As of December 31, 2004, $115,395 and $45,335 principal amount of the 7.35% and 7.20% Notes, respectively, remains outstanding.

In July 2002, the Company commenced a registered subscription rights offering of up to $31,465 of its 9.25% Convertible Redeemable Subordinated Debentures. The debentures were offered to holders of its common stock pursuant to the exercise of non-transferable subscription rights and were to be convertible into shares of its common stock. The Company had the right in its discretion to accept offers from other parties to purchase debentures not subscribed for by stockholders. On August 14, 2002, the Company terminated the subscription rights offering due to a delay in filing its Form 10-Q for the quarter ended June 30, 2002. The Company re-commenced the offering during November 2002 and accepted subscriptions for $32,118 of debentures, which were issued in December 2002. The Company also increased the size of the offering and subsequently accepted $5,064 of additional subscriptions in January and February 2003, resulting in a total of $37,182 of debentures being issued. The debentures bear interest at an annual rate of 9.25%. They have a mandatory redemption feature upon the earlier of the occurrence of a change of control or on December 27, 2022. They have an optional redemption feature after the third anniversary at a price of 100% of outstanding principal, plus accrued interest. They have a special redemption feature between December 27, 2006 and December 27, 2007, during which period the Company may redeem the debentures by issuing common stock at $25.50 per debenture plus accrued interest, if the average closing price of its common stock for five consecutive trading days equals or exceeds $25.50 per share. Lastly, at any time, the holder of the debentures may convert the debentures into the Company's common stock at a per share conversion price of $25 per debenture.

(dollars in thousands, except per share amounts)

On January 27, 1997, Interpool Capital Trust, a Delaware business trust and special purpose entity (the "Trust"), issued to outside investors 75,000 shares of 9-7/8% Capital Securities with an aggregate liquidation preference of $75,000 (the "Capital Securities") for proceeds of $75,000. Interpool owns all the common securities of the Trust. The proceeds received by the Trust from the sale of the Capital Securities were used by the Trust to acquire $75,000 of 9-7/8% Junior Subordinated Deferrable Interest Debentures due February 15, 2027 of the Company (the "Debentures"). The sole asset of the Trust is $77,320 aggregate principal amount of the Debentures. The Capital Securities represent preferred beneficial interests in the Trust's assets. Distributions on the Capital Securities are cumulative and payable at the annual rate of 9-7/8% of the liquidation amount, semi-annually in arrears and commenced February 15, 1997. The Company has the option to defer payment of distributions for an extension period of up to five years if it is in compliance with the terms of the Capital Securities. Interest at 9-7/8% will accrue on such deferred distributions throughout the extension period. The Capital Securities will be subject to mandatory redemption upon repayment of the Debentures to the Trust. The redemption price decreases from 104.9375% of the liquidation preference in 2007 to 100% in 2017 and thereafter. Under certain limited circumstances, the Company may, at its option, prepay the Debentures and redeem the Capital Securities prior to 2007 at a prepayment price specified in the governing instruments. The obligations of the Company under the Debentures, under the Indenture pursuant to which the Debentures were issued, under certain guarantees and under certain back-up obligations, in the aggregate constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the Capital Securities.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). The adoption of SFAS 150 required the Company to display the Company-obligated mandatorily redeemable preferred securities in subsidiary grantor trusts within the liability section. At December 31, 2004 and 2003 these Capital Securities are included in debt and capital lease obligations in the Consolidated Balance Sheets.

Covenants: Under the Company's secured equipment financing facility (and most of its other debt instruments, the Company was required to maintain covenants (as defined) for tangible net worth (the most stringent of which required the Company to maintain tangible net worth of at least $300,000), a fixed charge coverage ratio of 1.5 to 1 and a funded debt to net worth ratio (as defined in the agreement) of 4.0 to 1. A servicing agreement to which the Company is a party requires that it maintains a tangible net worth (as defined in the agreement) of at least $375,000 plus 50% of any positive net income reported from October 1, 2004 forward. Additionally, under a credit agreement, the Company is required to maintain a security deposit in the aggregate amount of at least 80% of the outstanding loan balances, including interest. This amounted to $4,834 at December 31, 2004 and is included in other assets on the Consolidated Balance Sheet. At December 31, 2004, the Company was in compliance with these covenants, as amended. At December 31, 2004, under a restriction in the Company's 6.0% Note Indenture approximately $3,561 of retained earnings were available for dividends.

(dollars in thousands, except per share amounts)

(5)           Derivative instruments:

The Company's assets are primarily fixed rate in nature while its debt instruments are primarily floating rate. The Company employs derivative financial instruments (interest rate swap agreements) to effectively convert certain floating rate debt instruments into fixed rate instruments and thereby manage its exposure to fluctuations in interest rates.

As of December 31, 2004 and December 31, 2003, included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets is a liability of $19,745 and $34,026, respectively, representing the market value of the Company's interest rate swap contracts.

The unrealized pre-tax income on cash flow hedges for the year ended December 31, 2004 of $12,022 and the related income tax effect of $3,501 have been recorded by the Company as a component of other comprehensive income (loss).

The unrealized pre-tax income on cash flow hedges for the year ended December 31, 2003 of $15,270 and the related income tax effect of $4,700 have been recorded by the Company as a component of other comprehensive income (loss). See Note 1 to the Consolidated Financial Statements for additional disclosures regarding swap agreements and their impact on other comprehensive income.

The Company may at its discretion terminate or redesignate any such interest rate swap agreements prior to maturity. At that time, any gains or losses previously reported in accumulated other comprehensive loss on termination would continue to amortize into interest expense or interest income to correspond to the recognition of interest expense or interest income on the hedged debt. If such debt instrument was also terminated, the gain or loss associated with the terminated derivative included in accumulated other comprehensive loss at the time of termination of the debt would be recognized in the Consolidated Income Statement at that time.

(dollars in thousands, except per share amounts)

For the year ended December 31, 2004, Company reported $2,429 of pre-tax income in the Consolidated Statements of Income due to changes in the fair value of interest rate swap agreements held which do not qualify as cash flow hedges under SFAS 133. This compares to $834 of pre-tax income for the year ended December 31, 2003.

In addition to the amounts included in the fair value adjustment for derivative instruments related to changes in the fair value of interest rate swap agreements, a change in the fair value of the Warrants issued during September 2004 in connection with the 6.0% Notes, which is classified as a liability on the accompanying Consolidated Balance Sheets, resulted in a non cash charge of $49,222 (for which no tax benefit is derived) which is included in fair value adjustment for warrants on the accompanying Consolidated Statement of Income.

As of December 31, 2004, the annual maturities of the notional principal amounts, with installments payable in varying amounts through 2014, and the weighted average interest rates expected to be received or paid for interest rate swap contracts were as follows:

                                     Notional        Receive           Pay
                                      Amount          Rate             Rate
                                     --------        --------          ----

2005                                  $85,248         2.32%           5.08%
2006                                   53,027         2.38%           5.26%
2007                                  161,645         2.40%           5.81%
2008                                   29,337         2.41%           5.56%
2009                                   27,675         2.41%           5.64%
Thereafter                             67,789         2.41%           5.43%
                                       ------         ----            ----
Total                                $424,721         2.39%           5.51%
                                     ========         ====            ====

The weighted average receive rate is based on the floating rate option specified by the interest rate swap contract and are either one-month or three-month USD-LIBOR.

(6)           Sale of PCR and Discontinuation of Microtech's Operations

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

In addition, on December 31, 2001, the Company completed the contractual sale of its 51% ownership stake of PCR to an investment group comprised of the management of PCR. Under the agreement, the Company sold its share of PCR for $3,200. The purchase price was satisfied through the issuance of a non-recourse note in the amount of $2,560 and a cash payment of $640 received by the Company on January 2, 2002. This transaction was not accounted for as a sale by the Company because of the level of the Company's continued involvement in PCR subsequent to the transaction which included:

•	A $3,500 loan due from PCR under a long-term revolving credit facility;

•	A $1,400 direct financing lease and other receivables due from PCR primarily for its lease of computer equipment from Microtech;

•	A $5,000 guarantee provided by the Company for PCR borrowings from an unrelated financial institution. This guarantee was paid off through a secured financing arrangement completed by the Company in July 2004.

•	A $3,000 guarantee provided by certain directors and officers of the Company for a line of credit obtained by PCR from a financial institution related to the Company;

•	Bonus and consulting contracts entered into between the Company and the key executives of PCR.

During 2002, the Company included in other (income)/expense, net in the Company's Consolidated Income Statement losses resulting from PCR's operations with a corresponding reduction to assets of business transferred under contractual agreement in the Company's Consolidated Balance Sheet. During the first three quarters of 2002, $4,002 of such PCR's losses were recorded by the Company.

During the fourth quarter of 2002, the Company determined that it was unlikely that PCR would be able to continue as a going concern, and, in the first quarter of 2003, PCR entered bankruptcy proceedings and began the voluntary liquidation of its business. As a result, during the fourth quarter of 2002, the Company accrued for its obligations related to the liquidation of PCR. The amounts accrued by the Company in 2002 included $4,429 related to its guarantee of PCR's debt, $2,681 in payments made by The Ivy Group (which had assumed the $3,000 guarantee made by certain officers and directors of the Company) to pay off PCR's bank debt and provide short-term liquidity (see further discussion below), the write-off of $1,400 in computer equipment related receivables due to Microtech, and $1,168 related to consulting and bonus agreements provided to key officers of PCR. These amounts have been included in other (income)/expense, net in the Company's Consolidated Statements of Income.

(dollars in thousands, except per share amounts)

At the time of closing of the sale of the Company's interest in PCR, the Company provided a guarantee of an additional line of credit from a financial institution of up to $3,000 on PCR's behalf. The financial institution subsequently agreed, at the Company's request, to rescind this guarantee, retroactive to December 31, 2001. In lieu of the Company's guarantee, effective December 31, 2001, certain directors and officers of the Company guaranteed an additional line of credit of up to $3,000 on behalf of PCR. Advances amounting to $698 and $1,983 in 2003 and 2002, respectively, were made to PCR by The Ivy Group to pay off borrowings under the line of credit and to provide PCR with working capital. The Ivy Group is a partnership controlled by certain current and former officers and directors of the Company. The advances made by The Ivy Group to PCR are considered capital contributions to the Company and payments by the Company to PCR. The payments to PCR have been determined to be uncollectible and, accordingly, were written off by the Company as described above. Payments made in 2002 amounting to $1,983 have been included in additional paid-in-capital. The remaining payments made in 2003 of $698 were recorded in additional paid-in-capital during 2003 when the payments were made.

(7)           Lease securitization program:

On March 30, 1999, the Company entered into an asset backed note program (the "ABN Program"). The ABN Program involved the sale by the Company of direct financing leases collateralized by intermodal containers. The assets were sold to a qualified special purpose entity whose sole business activity is issuing asset backed notes ("ABNs"), supported by the future cash flows of the assets and the underlying residuals.

The Company's retained interest in this program was accounted for at fair value, with any changes in fair value over its allocated historical book value recorded as a component of accumulated other comprehensive income/(loss), net of tax, in the Consolidated Statement of Changes in Stockholders' Equity. As of September 30, 2003 the Company's estimated fair market value of its retained interest was $3,801, using a discounted cash flow model assuming expected credit losses of 1.5% and a discount rate of 12.6%. Prior to October 1, 2003 and for the year ended December 31, 2002, the Company recorded interest income on the retained interest totaling $976 and $1,777, respectively, which is included in equipment leasing revenue in the accompanying Consolidated Statements of Income. Impairment losses of $571 and $134 for the nine months ended September 30, 2003 and for the year ended December 31, 2002 were recorded and included in the accompanying Consolidated Statements of Income based upon changes in management's projected cash flows of the underlying direct financing lease receivables in the securitization trust. The impairment charge recorded in 2003 resulted primarily from an amendment and waiver dated September 19, 2003, wherein the Company agreed that all future cash flows generated by the securitization facility that would have otherwise been remitted to the Company in satisfaction of its retained interest would be used to reduce the remaining obligations of its container securitization facility until such obligations were fully repaid. In addition, the Company agreed to defer its receipt of servicing fees. Once all obligations are repaid, the Company would then receive the future lease payments in satisfaction of its net investment in direct financing leases and deferred servicing fees. For the nine months ended September 30, 2003 and for the year ended December 31, 2002 cash flows received on the retained interest were $6,923 and $6,435 respectively.

(dollars in thousands, except per share amounts)

Effective October 1, 2003, a customer elected to return a portion of the equipment covered by a direct financing lease which had been included in a qualified special purpose entity as part of the lease securitization program. The equipment was subsequently leased to another customer under the terms of an operating lease agreement. As such, the lease could no longer be considered a financial asset and the Securitization Trust special purpose entity could no longer be treated as an off-balance sheet qualified special purpose entity for accounting purposes. Therefore, effective October 1, 2003, the Company consolidated the assets and liabilities of this special purpose entity. As a result, the Company recorded the net investment in direct financing leases of $19,742 on the accompanying Consolidated Balance Sheets which represents the remaining lease payments for the direct financing leases in the securitization, net of the interest implicit in the leases. In addition, the Company recorded leasing equipment of $1,326 related to the equipment subsequently leased under the terms of the operating lease agreement. The remaining obligations under the ABN's amounting to $17,793 were recorded as debt and capital lease obligations on the Consolidated Balance Sheets at October 1, 2003. After consolidating these and other assets and liabilities of the special purpose entity, net of the book value of the Company's retained interest in the securitization of $3,801 on October 1, 2003, the Company recognized income of $2,870 in other (income)/expense, net in the Consolidated Statements of Income at October 1, 2003. This income resulted from the favorable credit loss experience through September 30, 2003 on the underlying direct financing leases as compared to the assumed credit losses of 1.5%.

Interpool Limited, a subsidiary of the Company (the "Servicer"), acted as servicer for the assets prior to October 1, 2003. Pursuant to the terms of the servicing agreement as amended on October 18, 2002, the Servicer was paid a fee of 0.75% of the assets under management. Prior to the amendment to the servicing agreement, the Servicer was paid a fee of 0.40%. As a result of this amendment, the Company recorded a permanent impairment loss of $240 for the year ended December 31, 2002 in the accompanying Consolidated Statements of Income. The Company's management determined that the servicing fee paid approximates the fair value for services provided, as such, no servicing asset or liability was recorded. For the nine months ended September 30, 2003 and for the year ended December 31, 2002, the Company received servicing fees totaling $706 and $591 which are included in equipment leasing revenue in the accompanying Consolidated Statement of Income.

(8)           Other contingencies and commitments:

Lease Commitments: The Company and its subsidiaries are parties to various operating leases relating to office facilities, transportation vehicles, and certain other equipment with various expiration dates through 2010. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses. Rental expense under operating leases aggregated $20,927, $21,470 and $17,074 for the years ended December 31, 2004, 2003 and 2002, respectively.

As of December 31, 2004, the aggregate minimum rental commitment under operating leases having initial or remaining noncancelable lease terms in excess of one year was as follows:

2005                                $15,162
2006                                 18,311
2007                                 10,739
2008                                  5,882
2009                                  3,761
Thereafter                            2,780
                                  -------------
                                    $56,635
                                  =============

(dollars in thousands, except per share amounts)

The Company and its subsidiaries are parties to various capital leases and obligated to make payments related to its long-term borrowings. (See Note 4 to the Consolidated Financial Statements).

Employment Agreements: The Company has entered into employment agreements with certain executive officers and employees which provide for minimum salary, bonus arrangements and benefits for periods from 1 to 7 years. As of December 31, 2004, the minimum obligation related to these agreements approximated $10,336.

Separation Agreements: The Company has entered into separation agreements with its former President and Chief Operating Officer and its former Executive Vice President and Chief Financial Officer that provide for payments and benefits for periods of 1 to 3 years. As of December 31, 2004, the remaining obligation related to these agreements approximated $2,555. Expenses related to these separation agreements amounting to $5,844 were recorded during 2003. During 2004, as contemplated by the separation agreement with the Company's former President and Chief Operating Officer, the Company paid and recorded to expense employment related taxes in connection with the previous employment of this executive officer prior to October 9, 2003, amounting to $274. These taxes could not be estimated in 2003 and a portion of these taxes are recoverable in 2005, and possibly in later years, by the Company from the former President and Chief Operating Officer under certain circumstances. For further information regarding a modification of the separation agreement with the former President and Chief Operating Officer, see Note 17 to the Consolidated Financial Statements.

Guarantees: At December 31, 2004, the following guarantees were issued and outstanding:

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

(dollars in thousands, except per share amounts)

Contractual Relationships: The Company entered into a number of operating leases during 2000 and 2002 in which it guaranteed a portion of the residual value of the leased equipment. These leases have terms that expire between 6 and 9 years. If at the end of the lease term the fair market value of the equipment is below the guaranteed residual value in the agreement, the Company is liable for a percentage of the deficiency. The total of these guarantees is $12,405 of which $1,451 could be due in 2 to 3 years, $6,560 could be due in 4 to 5 years, and the remaining $4,394 potentially due in greater than 5 years. As of December 31, 2004 and 2003, included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets is a liability of $188 and $144, respectively, representing the accrual for these guarantees.

During the second quarter of 2003, the Company arranged a leasing transaction between one of its major customers and a financial institution for up to 3,000 containers. As part of this transaction, the Company agreed to provide certain guarantees related to the fair value of the equipment if the lessee terminated the lease or if the lessee was unable to meet its obligations under the terms of the lease. In addition, if the lessee agreed to extend the lease, the Company agreed to purchase the equipment from the financial institution at a stated value and lease it to the lessee for this additional period at a stated lease rate. The Company further agreed to provide the lessee with a purchase option at the end of the extended lease period that would be less than the fair market value of the equipment at the date the lessee could exercise its option (the "Bargain Purchase Option").

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

(dollars in thousands, except per share amounts)

Standby Letters of Credit: As of December 31, 2004, CAI, a consolidated subsidiary of the Company, has two outstanding letters of credit totaling $6,000 which guarantee its obligations under certain operating lease agreements. These letters of credit expire in May 2005.

Other:

At December 31, 2004, commitments for capital expenditures for leasing equipment totaled approximately $149,634, with approximately $116,681 committed for 2005 and $32,953 committed for 2006.

The Company is engaged in various legal proceedings from time to time incidental to the conduct of its business. Such proceedings may relate to claims arising out of equipment accidents that occur from time to time which involve death and injury to persons and damage to property. Accordingly, the Company requires all of its lessees to indemnify the Company against any losses arising out of such accidents or other occurrences while the chassis are on-hire to the lessees. In addition, lessees are generally required to maintain a minimum of $2,000 in general liability insurance coverage which is standard in the industry. In addition, the Company maintains a general liability policy of $255,000 in the event that the above lessee coverage is insufficient. While the Company believes that such coverage should be adequate to cover current claims, there can be no guarantee that future claims will never exceed such amounts. Nevertheless, the Company believes that no current or potential claims of which it is aware will have a material adverse effect on its financial condition or results of operations and that the Company is adequately insured against such claims.

Pending Governmental Investigations

Following the Company's announcement in July 2003 that its Audit Committee had commissioned an internal investigation by special counsel into our accounting, the Company was notified that the SEC had opened an informal investigation of Interpool. As the Company anticipated, this investigation was subsequently converted to a formal investigation and remains pending as of the date this Form 10-K was filed with the SEC. The Company is cooperating fully with this investigation. The New York office of the SEC received a copy of the written report of the internal investigation and has received documents and information from the Company, its Audit Committee and certain other parties pursuant to SEC subpoenas. In late 2003, the Company was also advised that the United States Attorney's office for the District of New Jersey received a copy of the written report of the internal investigation and opened a parallel investigation focusing on certain matters described in the report by the Audit Committee's special counsel. The Company was informed that Interpool is neither a subject nor a target of the investigation by the U.S. Attorney's office. The Company cannot predict the final outcome of these investigations and accordingly cannot be assured that they will not result in the taking of actions adverse to us.

(dollars in thousands, except per share amounts)

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

For the years ended December 31, 2004, 2003 and 2002, cash paid for interest was approximately $108,542, $105,272 and $108,886, respectively. Cash paid for income taxes was approximately $1,202, $2,175 and $3,249, respectively.

(10)           Related party transactions:

During 2001, the Company leased approximately 28,500 square feet of commercial space for its corporate offices in Princeton, New Jersey from 211 College Road Associates, a New Jersey general partnership in which Martin Tuchman, a director and Chief Executive Officer and Warren L. Serenbetz, a director until December 15, 2004, held a significant equity interest. The 2001 annual base rental for this property was approximately $557 under a triple net lease expiring in 2010. In the opinion of the Company's management, rent paid under this lease did not exceed rent that the Company would have paid in an arms' length transaction with an unrelated third party. On January 28, 2002, the Company executed a Purchase and Sale Agreement, pursuant to which on May 1, 2002 the Company acquired the building which houses its corporate offices. The fair market value purchase price of the approximately 39,000 square feet building was $6,250, based upon a determination of the fair market value of the property by an independent property appraisal firm. The purchase price and other terms of the purchase were unanimously approved by the Company's Board of Directors.

In January 1992 the Company executed a Consultation Services Agreement with Radcliff Group, Inc. pursuant to which Radcliff designated Warren L. Serenbetz, a stockholder and director until December 15, 2004, as an executive consultant. The Consultation Services Agreement was terminated in January 1995. Under the terms of the agreement compensation continued through December 2002 and payment of health related costs will continue through December 31, 2007. The final payment under the terms of the Consultation Services Agreement was made in January 2003. Compensation under this agreement was $492 in 2002.

(dollars in thousands, except per share amounts)

Eurochassis L.P., a New Jersey limited partnership in which Raoul J. Witteveen, our former President and Chief Operating Officer, is one of the limited partners and the general partner, leases 100 chassis to Trac Lease, a subsidiary of Interpool. Annual lease expense amounted to $86 for the year ended December 31, 2004 and approximately $91 for each of the years ended December 31, 2003 and 2002. The annual lease term renews automatically unless canceled or renewed under renegotiated lease rate terms by either party prior to the first day of the renewal period. The members of the Board of Directors have unanimously determined that the terms of all arrangements between Eurochassis L.P. and Trac Lease are beneficial and fair to the Company.

In January 1998, the Company entered into a non-exclusive Consulting Agreement with Atlas Capital Partners, LLC ("Atlas") pursuant to which Atlas provided investment banking consultation services. Mitchell I. Gordon, a Director of Interpool from 1998 to October 2003 and Chief Financial Officer and Executive Vice President from October 2000 to July 2003 also served as president of Atlas when the Consulting Agreement was entered into. Under the terms of the Consulting Agreement, Atlas was to have been paid $240 (plus reimbursement of reasonable expenses), additional compensation of $560 and a twenty percent carried interest in investments made with funds provided by Interpool. In addition, Atlas was contractually entitled to an annual bonus in an amount that is usual and customary in the investment banking business for investment opportunities actually completed by the Company subject to set-off of the $560 additional compensation. In 2000, other compensation in the amount of $1,650 to be paid over three years, was earned by Atlas in connection with the acquisition by the Company of the North American Intermodal Division of Transamerica. As of October 2000, the Consulting Agreement was terminated with the exception of the deferred compensation related to the acquisition of Transamerica. Mr. Gordon resigned as an officer and director of the Company in 2003.

Chassis Holdings I, LLC

The Ivy Group, which is a New Jersey general partnership composed directly or indirectly of Martin Tuchman, Radcliff Group, Inc., Raoul J. Witteveen, Thomas P. Birnie and Graham K. Owen, has previously leased chassis to Trac Lease, Inc. ("Trac Lease"). As of December 31, 2000, pursuant to various equipment lease agreements, Trac Lease leased 6,047 chassis from The Ivy Group and its principals for an aggregate annual lease payment of approximately $2,900. On January 1, 2001, the various leases for the 6,047 units were combined into a single lease pursuant to which The Ivy Group and its principals were paid an aggregate lease payment of $2,691 through June 30, 2001. On July 1, 2001, the Company restructured its relationship with The Ivy Group and its principals to provide the Company with managerial control over 6,047 chassis previously leased by Trac Lease, a wholly owned subsidiary of the Company, from The Ivy Group. As a result of the restructuring, the partners of The Ivy Group contributed these 6,047 chassis and certain other assets and liabilities to a newly formed subsidiary, Chassis Holdings I, LLC ("Chassis Holdings"), in exchange for $26,000 face value of preferred membership units and 10% of the common membership units, and Trac Lease contributed 902 chassis and $2 in cash to Chassis Holdings in exchange for $3,000 face value of preferred membership units and 90% of the common membership units. The preferred membership units are entitled to receive a preferred return prior to the receipt of any distributions by the holders of the common membership units. The value of the contributed chassis was determined by taking the arithmetic average of the results of independent appraisals performed by three nationally recognized appraisal firms in connection with the Company's establishment of a chassis securitization facility in July 2000. As the managing member of Chassis Holdings, Trac Lease exercises sole managerial control over the entity's operations. Chassis Holdings leases all of its chassis to Trac Lease at a rental rate equal to the then current Trac Lease fleet average per diem. Chassis Holdings and the holders of the preferred membership units are party to a Put/Call Agreement which provides that the holders of preferred units may put such units to Chassis Holdings under certain circumstances and Chassis Holdings may redeem such units under certain circumstances. Chassis Holdings will be required to make certain option payments to the holders of the preferred membership units in order to preserve its right to redeem such units.

(dollars in thousands, except per share amounts)

Based on 90% common unit ownership held by Trac Lease, the Company's Consolidated Financial Statements include the accounts of Chassis Holdings. The Ivy Group's interest in the common and preferred units of Chassis Holdings of approximately $26,326 is classified as minority interest in equity of subsidiaries in the accompanying Consolidated Balance Sheets. Dividends paid on the common units and distributions on the preferred units totaling $3,071, $2,906 and $3,120 for the years ended December 31, 2004, 2003 and 2002, are included in minority interest (income)/expense, net in the accompanying Consolidated Statements of Income.

The members of the Board of Directors have unanimously determined that the terms of all arrangements between The Ivy Group and Trac Lease, including the formation of Chassis Holdings, are beneficial and fair to the Company.

PCR Transactions

In July 2000, Yardville National Bank (a subsidiary of an entity in which the Company's Chief Executive Officer owns approximately five percent of the common stock and serves on the Executive Committee of the Board of Directors) extended a revolving credit facility of $2,500 to PCR, secured by substantially all of PCR's assets. On August 31, 2000 this facility was increased to $5,000.

In connection with the sale of PCR in December 2001, Martin Tuchman and Raoul Witteveen agreed in March 2002 to guarantee this line of credit between PCR and Yardville National Bank which had been reduced to $3,000 and the Company was released from a guarantee it had previously executed. This guarantee was subsequently paid off through advances made to PCR by The Ivy Group. PCR's line of credit with Yardville National Bank was reduced to $1,656 in March 2002 and later increased to $2,000 in September 2002. Advances amounting to $698 and $1,983 in 2003 and 2002, respectively, were made to PCR by The Ivy Group to pay off borrowings under the line of credit and to provide working capital. The Ivy Group is a partnership controlled by certain current and former officers and directors of the Company. The advances made by The Ivy Group to PCR are considered capital contributions to the Company and payments by the Company to PCR. The payments to PCR have been determined to be uncollectible and have been expensed by the Company and included in other (income)/expense, net. Payments made in 2002 amounting to $1,983 were included in additional paid-in-capital. The remaining payments made in 2003 of $698 were recorded in additional paid-in-capital during 2003 when the payments were made.

(dollars in thousands, except per share amounts)

Since 2000, the Company has guaranteed PCR debts due to third parties totaling $5,000. At December 31, 2002, with PCR in liquidation, a determination was made that it was probable that the Company would incur costs related to the guarantee. As a result, the Company recorded a liability for $4,429 representing its guarantee of PCR debts, net of amounts collected related to PCR's liquidation. This amount is included in accounts payable and accrued expenses in the December 31, 2003 Consolidated Balance Sheet. The $5,000 guarantee was paid off through a secured financing arrangement with another financial institution completed by the Company in July 2004.

Bank Loans

In September 2000, Yardville National Bank (a subsidiary of an entity in which the Company's Chief Executive Officer owns approximately five percent of the common stock and serves on the Executive Committee of the Board of Directors) provided a revolving line of credit to the Company. The line of credit was initially $9,750 and was secured by equipment and the related leases. The interest rate was Yardville National Bank's base interest rate minus 0.5%. The Company utilized a portion of this facility from inception through April 2002 when the loan balance was paid and the facility ended.

In April 2003 and August 2003 the Company borrowed $16,000 and $7,000, respectively, from Yardville National Bank. The term of the $16,000 loan was three years with thirty-four fixed monthly principal payments of $250 commencing May 25, 2003 and a final principal payment of $7,500 due on March 25, 2006. Interest was payable monthly, at an initial rate of 4.25%, and was adjusted monthly to the prime rate as published in the Wall Street Journal subject to a 4% minimum and 5% maximum per annum rate.

The term of the $7,000 loan was five years with fifty-nine monthly principal payments of $75 commencing September 7, 2003 and a final principal payment of $2,575 due on August 7, 2008. Interest was payable monthly, at an initial rate of 4%, and was adjusted monthly to the prime rate as published in the Wall Street Journal subject to a 4% minimum and 6% maximum per annum rate.

During November 2004, the Company paid in full both of these facilities. In connection with our borrowings from Yardville National Bank, our Board of Directors unanimously determined that the interest rate and other terms of such borrowings were at least as favorable to us as could have been obtained in an arms'-length transaction with an unrelated third party.

Fathom Co., LTD Agency Fees

The Company paid Fathom Co., LTD ("Fathom"), its local representative in Taiwan, $116 for each of the years ended December 31, 2004, 2003 and 2002 to represent the Company with the Taiwan depots that store and repair damaged containers and to provide customer support. Fathom is owned by a Regional Vice President of Interpool Limited (who is not an executive officer of the Company) and members of his family. Management has determined that the fee for these services between Fathom and Interpool Limited are beneficial and fair to the Company.

(dollars in thousands, except per share amounts)

Summary of Related Party Transactions

The effects of the above related party transactions included in the accompanying Consolidated Statement of Income are as follows:

                                                 2004       2003        2002
                                                 ----       ----        ----
         Lease operating expense                $3,157     $2,997      $3,234
                                                ======     ======      ======
         Administrative expense                   $116       $157        $857
                                                  ====       ====        ====
         Other (income)/expense, net              $---       $---      $2,763
                                                  ====       ====      ======
         Interest expense                         $733       $540         $40
                                                  ====       ====         ===

(11)            Relationship with CAI:

The Company holds a 50% common equity interest in CAI, which it acquired in April 1998. CAI owns and leases its own fleet of containers and also manages, for a fee, containers owned by the Company and third parties. The Company entered into its operating relationship with CAI primarily to facilitate the leasing in the short-term market of containers coming off long-term operating lease, to gain access to new companies looking to lease containers on a long-term basis and to realize cost efficiencies from the operation of a coordinated container lease marketing group. For containers managed by CAI for the Company on a short-term basis, the Company earns the net operating income and pays CAI a fee for managing its equipment and leasing it on its behalf. The calculation is based on the average daily net operating income of CAI's fleet of owned, leased-in and managed containers (including the portion of CAI's fleet that consists of the Company's equipment) for each day such managed containers are part of the CAI fleet. The marketing group, which is organized as a wholly-owned subsidiary of the Company, is responsible for soliciting container lease business for both the Company and CAI, including long-term operating and direct financing lease business and short-term lease business on master lease agreements. The Company has a right to purchase all long-term operating and direct financing lease business generated by the marketing group, subject to the Company offering to CAI, at cost, 10% of this long-term operating and direct financing lease business. By mutual agreement, CAI has purchased for its own account long-term operating and direct financing lease business the marketing group has generated in excess of such amounts. During 2003, CAI sold containers to Interpool in the amount of $5,890 and recorded a gain on these sales of $557. During 2002, CAI sold containers to Interpool in the amount of $38,705 and recorded a gain on these sales of $5,102. These gains have been eliminated from the accompanying Consolidated Financial Statements. There were no sales between CAI and Interpool during 2004. Such equipment, as well as certain other containers purchased from time to time, are currently managed for the Company by CAI for a fee based upon the actual net operating income earned by such containers.

(dollars in thousands, except per share amounts)

The 50% equity interest in CAI not held by the Company is owned by CAI's chief executive officer. Under the terms of a Shareholder Agreement entered into in 1998 between the Company and CAI's chief executive officer, since an initial public offering for the registration and sale of CAI's common stock has not been initiated before April 2003, CAI's chief executive officer has the right to request an independent valuation of CAI. Such independent valuation of CAI has not been requested. However, following the completion of such an appraisal, the Company has the right to make a written offer to acquire the chief executive officer's equity for an amount equal to 50% of the fair value of CAI as indicated in the appraisal. If an offer is not made by the Company, CAI's chief executive officer has a right to require CAI to take the necessary steps to effect an initial public offering to sell his equity. All costs associated with an initial public offering of CAI would be borne by CAI.

In connection with the acquisition of its equity interest in CAI, the Company loaned CAI $33,650 under a Subordinated Note Agreement (Note), which is collateralized by all containers owned by CAI as of April 30, 1998 or thereafter acquired, subject to the priority security interest lien of CAI's senior credit facility, except for certain excluded collateral. Interest on the Note is at an annual fixed rate of 10.5% and is payable quarterly. The original repayment terms required mandatory quarterly principal payments of $1,683 beginning July 30, 2003 through April 30, 2008. The Note was subject to certain financial covenants and was cross-collateralized with CAI's senior credit facility, subject to the terms of a subordination agreement.

On June 27, 2002, CAI entered into an amended $110,000 senior revolving credit agreement with a group of financial institutions. To facilitate the closing of this new credit facility, the Company agreed to extend the repayment terms of its Note so as to require mandatory quarterly principal payments of $1,683 beginning July 30, 2006 through April 30, 2011 and modified certain financial covenants in the Note. Interest on the Note continues to accrue at an annual fixed rate of 10.5% and is payable quarterly. The Note continues to be cross-collateralized with CAI's senior credit agreement, subject to the terms of an amended and restated subordination agreement. At the same time, the Company was granted the right to appoint a majority of CAI's board of directors. As a result of these transactions and gaining a majority position on CAI's board, the Company's financial statements include CAI as a consolidated subsidiary commencing June 27, 2002. Previously, CAI was accounted for under the equity method of accounting. The Company's share of the equity losses of CAI for the period from January 1, 2002 through June 26, 2002 have been recorded in losses for investments accounted for under the equity method in the accompanying Consolidated Statement of Income. Since June 27, 2002 CAI's results of operations have been included in the appropriate captions on the accompanying Consolidated Statements of Income. The assets and liabilities of CAI at December 31, 2004 and 2003, after elimination of intercompany transactions, have been included on the accompanying Consolidated Balance Sheets.

A total of $65,000 and $87,000 was outstanding under CAI's senior revolving credit facility at December 31, 2004 and 2003, respectively. Borrowings under CAI's senior credit facility are secured by substantially all of CAI's assets, other than certain excluded assets, and are payable on June 27, 2005. CAI is currently in discussions with its lenders regarding a renewal of its senior revolving credit facility. The senior credit facility contains various financial and other covenants. At December 31, 2004, CAI was in compliance with these covenants.

The senior credit facility was amended in May 2003 to increase the letter of credit commitment by the lenders' administrative agent.

(dollars in thousands, except per share amounts)

In addition, CAI has entered into sale-leaseback transactions with third parties pursuant to which CAI sells maritime shipping containers to such third parties and then leases the shipping containers back from such third parties. Certain of these leases contain financial and other covenants. At December 31, 2004, CAI was in compliance with these covenants.

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

During 2004, 2003, and 2002, Interpool paid CAI $1,761, $1,774 and $2,189 respectively for the management of its equipment.

Subsequent to June 27, 2002, revenues and expenses for transactions between the Company and CAI are eliminated in consolidation. Minority interest expense recorded by the Company for the year ended December 31, 2004 was $5,696. This compares to minority interest income recorded by the Company for the year ended December 31, 2003 and the period from June 27, 2002 to December 31, 2002 of $1,151 and $1,306, respectively.

In April 2004, the Company reached an agreement with CAI resolving differences in interpretation of certain agreements with CAI including provisions governing payment of appropriate remedial compensation when an age disparity develops between the Company's containers managed by CAI and the balance of CAI's fleet. Pursuant to the agreement with CAI, the Company paid CAI $2,000 for resolution of all disputes through February 29, 2004. The impact of this agreement, was a reduction in consolidated pre-tax income of $1,000 ($600 net of tax).

(12)            Retirement plans:

Certain subsidiaries have defined contribution plans covering substantially all full-time employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 75% of the employee's contribution to the extent such employee contribution did not exceed 6% of their compensation. During the years ended December 31, 2004, 2003 and 2002, the Company expensed approximately $533, $454 and $423, respectively, related to this plan. These amounts are included in administrative expense on the Consolidated Statement of Income.

(13)           Segment and geographic data:

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

(dollars in thousands, except per share amounts)

The computer leasing segment consisted of two subsidiaries, Microtech Leasing Corporation ("Microtech") and Personal Computer Rentals ("PCR"). During the third quarter of 2001, the Company adopted a plan to exit this segment. As of December 31, 2002 the assets of Microtech continued to be liquidated and PCR's financial condition had deteriorated. PCR ceased active operations and liquidated in 2003. (See Note 6 to the Consolidated Financial Statements.) As of December 31, 2004, all assets of Microtech and PCR were liquidated. For the year ended December 31, 2002, expenses related to the liquidation of PCR are included in the Domestic Intermodal Equipment segment.

Beginning June 27, 2002 the container leasing segment includes revenues and expenses and related balance sheet accounts for CAI, previously accounted for under the equity method of accounting.

The accounting policies of the segments are the same as those described in Note 1. The Company evaluates performance based on profit or loss before income taxes. The Company's reportable segments are strategic business units that offer different products and services. All significant transactions between segments have been eliminated. Historically, funds have been borrowed by Interpool, Inc. Trac Lease, and Interpool Limited (or their subsidiaries). Interpool, Inc. has borrowed all of the Company's public debt. Trac Lease and Interpool, Inc. comprise the Company's domestic intermodal equipment segment, and Interpool Limited and CAI comprise the container leasing segment. For purposes of segment reporting the outstanding debt and related interest expense are recorded by the borrowing entity. Advance rates for secured loans have been approximately the same for both chassis and containers, and have generally been in the 75-85% range. To the extent that we lease chassis equipment in from other parties, the effective advance rate is generally 100%.

Segment Information:

                                                                           Domestic       Computer
                                                         Container        Intermodal       Leasing
                        2004                              Leasing         Equipment       Equipment         Totals
                        ----                             ---------       ----------       ----------       --------

Equipment leasing revenue                                 $181,485         $206,698           $---         $388,183

Other revenue                                                8,671            7,533            ---           16,204

Lease operating and administrative expenses                 46,674           98,594              7          145,275

Provision for doubtful accounts                                950              526            ---            1,476

Fair value adjustments for derivative instruments           (1,328)          (1,102)           ---           (2,430)

Fair value adjustment warrants                                 ---           49,222            ---           49,222

Depreciation and amortization                               57,161           32,297            ---           89,458

Impairment of leasing equipment                              1,373            3,237            ---            4,610

Gain on settled insurance litigation                        (3,781)          (2,486)           ---           (6,267)

Other (income)/expense, net and minority interest           (8,485)           1,171            ---           (7,314)

Income for investments under equity method                     ---             (416)           ---             (416)

Interest income                                             (1,865)          (1,520)            (5)          (3,390)

Interest expense                                            36,347           75,666            ---          112,013

Income / (loss) before income taxes                         63,110          (40,958)            (2)          22,150

Net investment in DFL's                                    277,461           85,984            ---          363,445

Leasing equipment, net                                     685,786          893,410            ---        1,579,196

Equipment purchases                                        212,402           37,919            ---          250,321

Total segment assets                                    $1,107,813       $1,296,248            $25       $2,404,086

(dollars in thousands, except per share amounts)

                                                                          Domestic        Computer
                                                         Container       Intermodal       Leasing
                        2003                              Leasing        Equipment       Equipment        Totals
                        ----                             ---------       ----------      ----------       ------

Equipment leasing revenue                                 $175,131         $198,552           $604         $374,287

Other revenue                                               11,838           15,987            ---           27,825

Lease operating and administrative expenses                 54,193          102,127            106          156,426

Provision for doubtful accounts                              2,005            2,634           (391)           4,248

Fair value adjustments for derivative instruments             (632)            (205)           ---             (837)

Depreciation and amortization                               56,677           30,821            ---           87,498

Impairment of leasing equipment                              2,688            6,361            ---            9,049

Other (income)/expense, net and minority interest           (5,085)           1,745            171           (3,169)

Losses for investment under equity method                      ---            1,698            ---            1,698

Interest income                                             (2,636)          (1,318)            (6)          (3,960)

Interest expense                                            33,202           73,485              1          106,688

Income/(loss) before income taxes                           46,557           (2,809)           723           44,471

Net investment in DFL's                                    330,090           96,716              9          426,815

Leasing equipment, net                                     747,377          889,339            ---        1,636,716

Equipment purchases and investment in DFL's                279,888           66,887            ---          346,775

Total segment assets                                    $1,210,635       $1,162,357            $44       $2,373,036

                                                                         Domestic        Computer
                                                        Container       Intermodal       Leasing
                        2002                             Leasing        Equipment       Equipment         Totals
                        ----                            ----------      ----------      ---------         ------

Equipment leasing revenue                                 $138,276        $185,283         $1,521        $325,080

Other revenue                                                8,094          11,761            ---          19,855

Lease operating and administrative expenses                 40,212          76,303            508         117,023

Provision for doubtful accounts                                325           5,939          1,579           7,843

Fair value adjustments for derivative instruments               96           5,434            ---           5,530

Depreciation and amortization                               51,245          37,384             78          88,707

Impairment of leasing equipment                              4,512           5,038             ---          9,550

Other (income)/expense, net and minority interest           (3,052)          4,579          1,450           2,977

Losses for investment under equity method                      ---           6,603            ---           6,603

Interest income                                             (2,243)         (2,395)           ---          (4,638)

Interest expense                                            27,182          81,016            146         108,344

Income/(loss) before income taxes                          $28,093        $(22,857)       $(2,240)         $2,996

(dollars in thousands, except per share amounts)

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

Geographic Information:

   EQUIPMENT LEASING REVENUE           2004                2003               2002
                                       ----                ----               ----
   United States                     $251,019            $236,126           $205,923
   International                      137,164             138,161            119,157
                                      -------             -------            -------
                                     $388,183            $374,287           $325,080
                                     ========            ========           ========

   LEASING EQUIPMENT, NET:
   United States                   $1,034,212          $1,049,875
   International                      544,984             586,841
                                      -------             -------
                                   $1,579,196          $1,636,716
                                   ==========          ==========

   ASSETS:
   United States                   $1,477,714          $1,354,921
   International                      926,372           1,018,115
                                      -------           ---------
                                   $2,404,086          $2,373,036
                                   ==========          ==========

(14)           Capital stock:

The Company's 2004 Stock Option Plan for Key Employees and Directors (the "2004 Plan"), was adopted by the Board of Directors, and approved by the stockholders at the Company's Annual Meeting of Stockholders, on December 15, 2004. A total of 1,500,000 shares of common stock have been reserved for issuance under the 2004 Plan. Options may be granted under the 2004 Plan, at the discretion of the Compensation Committee of the Board of Directors (the "Compensation Committee"), to key employees and directors (whether or not they are employees) of Interpool, Inc. and its subsidiaries. The number of shares that may be the subject of options granted during any calendar year to any one individual cannot exceed 250,000 shares. No options were granted under this plan during 2004.

Previously, the Company maintained a 1993 Stock Option Plan for Executive Officers and Directors (the "1993 Stock Option Plan"). A total of 3,803,063 options are currently outstanding under the 1993 Stock Option Plan. No further options may be granted under the 1993 Stock Option Plan.

(dollars in thousands, except per share amounts)

The Company's 1993 Stock Option Plan was adopted by the Company's Board of Directors and approved by the stockholders in March 1993. A total of 6,000,000 shares of common stock had been reserved for issuance under the Stock Option Plan. Options were granted under the Stock Option Plan to executive officers and directors of the Company or a subsidiary (including any executive consultant of the Company and its subsidiaries), whether or not they were employees. These options vested six months from date of grant and expired ten years from the date of grant.

The Company's 2004 Nonqualified Stock Option Plan for Non-Employee, Non-Officer Directors (the "2004 Directors Plan"), was also adopted by the Board of Directors, and approved by the stockholders at the Company's 2004 Annual Meeting of Stockholders on December 15, 2004. A total of 250,000 shares of common stock have been reserved for issuance under the 2004 Directors Plan. The exercise price per share is the fair market value of the Company's common stock on the date on which the option was granted. The options granted pursuant to the 2004 Directors Plan may be exercised at the rate of one-third of the shares on the first anniversary of the options' grant date and one-third of the shares on the second anniversary of the options' grant date and one-third of the shares on the third anniversary of the options' grant date, subject to applicable holding periods required under rules of the Securities and Exchange Commission. Options granted pursuant to the 2004 Directors Plan expire ten years from their grant date.

The 2004 Directors Plan provides for the automatic grant of nonqualified options to non-employee non-officer directors. Under the 2004 Directors Plan, each person who is not an employee or officer and who serves as a member of the Board of Directors received a grant of options for 15,000 shares of common stock on the business day following the annual meeting. As a result, options for 90,000 shares of common stock were granted on December 16, 2004 to six non-employee, non-officer directors at an exercise price of $22.05. In addition, each person who becomes a non-employee non-officer director following the 2004 Annual Meeting will automatically receive a grant of options for 15,000 shares on the first business day after becoming a director. The 2004 Directors Plan also provides for additional automatic grants of options for 5,000 shares on an annual basis to each continuing director, other than an employee or officer, on the first business day following each future annual meeting, beginning with the annual meeting to be held during 2005.

Previously, the Company maintained the 1993 Non-Qualified Stock Option Plan for Non-Employee, Non-Consultant Directors (the "1993 Directors Plan"). A total of 45,000 options are currently outstanding under the 1993 Directors Plan. No further options may be granted under the 1993 Directors Plan.

The Company's 1993 Directors' Plan was adopted by the Board of Directors and approved by the stockholders in March 1993. The 1993 Directors' Plan is administered by the Compensation Committee of the Board of Directors. Under the 1993 Directors' Plan a nonqualified stock option to purchase 15,000 shares of common stock was automatically granted to each non-employee, non-consultant director of the Company, in a single grant at the time the director first joined the Board of Directors. The 1993 Directors' Plan authorized grants of options up to an aggregate of 150,000 shares of common stock. The exercise price per share is the fair market value of the Company's common stock on the date on which the option was granted (the "Grant Date"). The options granted pursuant to the 1993 Directors' Plan vested at the rate of 1/3 of the shares on the first anniversary of the director's Grant Date, 1/3 of the shares on the second anniversary of the director's Grant Date, and 1/3 of the shares on the third anniversary of the director's Grant Date, subject to certain holding periods required under rules of the Securities and Exchange Commission. Options granted pursuant to the 1993 Directors' Plan expire ten years from their Grant Date.

(dollars in thousands, except per share amounts)

Through September 16, 1998, options to purchase 4,408,501 shares under the Company's 1993 Stock Option Plan for Executive Officers and Directors had been granted, 22,500 of which expired due to failure to exercise and 22,500 of which were exercised. Options to purchase 90,000 shares were granted under the Company's 1993 Nonqualified Stock Option Plan for Non-employee, Non-consultant Directors, 45,000 of which expired due to failure to exercise and 15,000 of which were exercised.

On September 16, 1998 the Company canceled all but 22,500 of the 4,393,501 options then outstanding under its 1993 Stock Option Plan for Executive Officers and Directors and the Company's Nonqualified Stock Option Plan for Non-employee, Non-consultant Directors and issued 4,371,001 new options in their place. The newly issued options were granted with an exercise price equal to the closing market price of the Company's stock as of September 16, 1998 (the "date of grant"). This resulted in a new measurement date whereby the newly issued options vested six months from date of grant and expire ten years from date of grant. All other terms and conditions of the newly issued options were similar to the canceled options.

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

As of December 31, 2004, there were 1,750,000 shares of common stock reserved for issuance under the 2004 stock option plans. No options may be granted under the 1993 Plans which expired in March 2003.

(dollars in thousands, except per share amounts)

Changes during 2004, 2003 and 2002 in options outstanding for the combined plans were as follows:

                                             2004                        2003                        2002
                                   ------------------------   --------------------------  --------------------------
                                                 Weighted                    Weighted                     Weighted
                                                 average                     average                      average
                                    Shares    exercise price    Shares    exercise price    Shares     exercise price
                                   ---------  --------------   ---------  --------------   ---------   --------------
Outstanding at January 1,          4,516,501          10.31    4,539,001        $10.34     4,489,001          $10.30

Granted                               90,000          22.05          ---         ---          50,000           13.73
Exercised                            668,438          10.25       22,500          15.58          ---            ---

                                  ----------------------------------------------------------------------------------
Outstanding at December 31,        3,938,063          10.59    4,516,501         $10.31    4,539,001          $10.34

Exercisable at December 31,        3,798,063          10.30    4,466,501         $10.29    4,384,001          $10.27

The following table summarizes information regarding stock options outstanding at December 31, 2004.

                             Options Outstanding                                        Options Exercisable
                      ----------------------------------                    ----------------------------------
                                       Weighted Average
                          Number          Remaining                              Number
                        Outstanding      Contractual      Weighted Average     Exercisable     Weighted Average
  Exercise Prices      December 31,      Life (Years)      Exercise Price     December 31,      Exercise Price
-------------------- ---------------- ------------------ ------------------ ---------------- ------------------
    $6.375                  15,000            5.2               $6.375             15,000            $6.375

    10.25                3,683,063            2.8               10.25           3,683,063            10.25

    11.9375                100,000            5.8               11.9375            50,000            11.9375

    13.73                   50,000            7.7               13.73              50,000            13.73

    22.05                   90,000            9.95              22.05                   0            22.05
--------------------------------------------------------------------------------------------------------------
    $6.375-22.05         3,938,063            3.1              $10.59           3,798,063           $10.30

In connection with the Company's delayed SEC filings and the receipt of waivers from its lenders necessitated by the delayed filings, beginning in January 2004, the members of the Company's Board of Directors and certain affiliates who own shares of the Company's common stock agreed to defer their receipt of any dividend payments, until the Company was in compliance with all SEC filing requirements. As of December 27, 2004, the Company was no longer delinquent with regard to its SEC filings, and the deferred dividends described above were paid prior to December 31, 2004.

Common stock dividends declared and unpaid at December 31, 2004 and 2003 amounted to $1,741 and $2,516, respectively, and are included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheet.

(dollars in thousands, except per share amounts)

Deferred Bonus Plan

In November 2002, the Company's Board of Directors approved a Deferred Bonus Plan (the "Plan") under which employees of the Company and its affiliates who received discretionary year-end bonuses of greater than $50 received such bonuses partly in cash and partly in the form of an award of Interpool common stock. Under the Plan, the first $50 of a participant's bonus amount was paid in cash. Any amount which exceeded $50 but was less than $150 was paid 50% in cash and 50% in stock. Any bonus amount which exceeded $150 was paid 100% in stock. Bonus stock awards under this Plan cliff vest in equal installments over a five-year period, unless the recipient elected to have the award vest over a ten-year period or the Board of Directors specified another period. The unvested portion of any bonus stock award will vest immediately if a change in control of Interpool occurs, if the employee is terminated without cause, if the employee resigns for a good reason, if the employee dies or becomes permanently disabled, or in any other circumstance deemed appropriate by the Board of Directors. If a recipient resigns voluntarily without a good reason or is terminated for cause the employee will forfeit any unvested portion of any bonus stock award.

The number of shares of stock awarded was calculated by dividing the dollar value of the stock portion of the bonus by the average stock price for the last ten trading days ending on December 31 of the grant year.

Additional stock was awarded based on the vesting period selected by the employee. If a five year vesting period was selected, the shares were increased by 10%. If a ten year vesting period was selected the shares awarded were increased by 30%. Under the Plan, each employee granted a bonus stock award has a right from time to time to require the Company to purchase a total number of shares of stock equal to the number of shares of stock underlying the Participant's Bonus Stock Award. The shares may be vested shares or shares which were otherwise acquired by the participant providing that all shares were beneficially owned by the participant for at least 6 months. The purchase price shall be equal to the fair market value of a share of stock on the trading day preceding the date of such purchase.

On January 2, 2003, under this Plan, the Company granted to eligible employees 139,067 shares of restricted stock that had a fair value of $16.83 per share at the grant date. At the date of grant, $2,342 of deferred compensation was credited to paid-in-capital with an offset to unamortized deferred compensation-stock grant in the equity section of the Consolidated Balance Sheet. Compensation costs are recognized ratably over the vesting periods during which the related employee service is rendered. During the fourth quarter 2003, in accordance with the terms of the separation agreement with the Company's previous President and Chief Operating Officer, 60,407 unvested shares with a value of $1,018 were forfeited. This forfeiture resulted in the reversal of $1,018 of previously recorded unamortized deferred compensation, as well as the reversal of previously recorded compensation expense of $102. For the year ended December 31, 2003 compensation expense was $140 and 60,407 shares with a value of $1,018 lapsed. The unamortized deferred compensation remaining in stockholders equity was $1,184 at December 31, 2003.

(dollars in thousands, except per share amounts)

On January 2, 2004, under the Company's Deferred Bonus Plan, the Company granted to eligible employees 27,259 shares of restricted stock that had a fair value of $13.60 per share at the grant date. At the date of grant, $371 of deferred compensation was credited to paid-in capital with an offset to unamortized deferred compensation-stock grant in the equity section of the Consolidated Balance Sheet. During the first quarter of 2004, our Chief Executive Officer elected to voluntarily relinquish his entire 2002 bonus. This resulted in the forfeiture of 60,407 unvested shares of restricted stock valued at $1,017. This forfeiture resulted in the reversal of $916 of previously recorded unamortized deferred compensation expense, as well as the reversal of previously recorded compensation expense of $101. Excluding the reversal of previously recorded compensation related to this forfeiture, compensation expense for the year ended December 31, 2004 was $85. The unamortized deferred compensation remaining in stockholders equity was $554 at December 31, 2004. In September 2004, the Board of Directors terminated the Deferred Bonus Plan. All stock previously granted under this Plan will continue to be subject to the terms of the Plan. However, future bonuses will not be subject to the terms of the Deferred Bonus Plan.

Stock Appreciation Rights

On July 1, 2004, in connection with employment agreements with certain executive officers, the Company granted common stock appreciation rights ("SARS") that provide for the grantees to receive cash payments measured by any appreciation in the market price of the common stock over a specified base price. The Company granted such stock appreciation rights with respect to a total of 275,000 share units at a base price of $14.05. The $14.05 base price reflected the price on the over-the-counter market on February 20, 2004, the business day before the date on which the terms of the stock appreciation rights were fixed. The grant of stock appreciation rights was subsequently ratified by the Board of Directors on March 30, 2004, by which time the closing price of the Company's common stock had increased to $15.00. At July 1, 2004, the date the employment agreements became effective, the most recent closing stock price of the Company's common stock was $16.55. Under the terms of the employment agreements, a total of 260,000 of these stock appreciation rights vest in 2005 with the remaining 15,000 rights vesting in three equal installments on December 31, 2006, 2007 and 2008. Any unvested stock appreciation rights will vest immediately upon a change in control. Upon vesting, these stock appreciation rights may be exercisable at any time prior to the expiration of the earlier of 10 days following the termination of the employee or June 30, 2014.

FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, requires interim calculations of the amount of compensation expense inherent in the SARS (variable plan accounting). This amount is equal to the increase in the quoted market price since date of grant or award multiplied by the total number of rights outstanding. Compensation expense is recognized ratably over the vesting periods during which the related employee service is rendered. At December 31, 2004, the quoted market price of the Company's common stock was $24.00. Compensation expense for the year ended December 31, 2004 was $2,120 and is included in administrative expense on the Consolidated Statements of Income.

(dollars in thousands, except per share amounts)

Share Repurchases

In December 2004, Warren L. Serenbetz (a former member of the Company's Board of Directors) advised the Company that he intended to exercise 668,438 stock options which represented the remaining options issued to him under the terms of the 1993 Stock Option Plan. In addition, Mr. Serenbetz requested, and the Compensation Committee of the Board of Directors allowed him, to exercise these options on a cashless basis. While the cashless exercise of options is allowed under the terms of the 1993 Stock Option Plan with Board of Directors approval, it is not the intent of the Company to allow this in most cases. The Board of Directors considered Mr. Serenbetz's request in light of the limited period of time he had to exercise these options having resigned as a Board member, and approved his request at a meeting held on December 15, 2004. These options had an exercise price of $10.25 per share and the market value at the date he exercised his options was $22.05 per share.

In connection with the cashless exercise feature, the Company withheld 310,725 shares with a market value of $6,852 representing the cost to Mr. Serenbetz of exercising these options. In addition, the Company withheld 110,086 shares with a market value of $2,427 representing the amounts advanced to Mr. Serenbetz for the payment of his minimum taxes related to the exercise. The remaining 247,627 shares were issued to Mr. Serenbetz.

The 420,811 shares withheld by the Company for the exercise price of the options and Mr. Serenbetz's minimum taxes have been recorded as treasury shares, at their market value at the date of exercise on the accompanying Consolidated Balance Sheets. The exercise also resulted in the issuance of 668,438 shares at a par value of $.001 and increased additional paid-in-capital by $6,852. In addition, since these options were granted to Mr. Serenbetz as compensation for services rendered, the Company is entitled to claim a tax deduction for non-employee compensation on its 2004 federal tax return. Since the Company did not recognize compensation expense on the grant or exercise of these options, the tax benefit (amounting to $3,154) has been recorded in additional paid-in-capital at the time these options were exercised.

No shares were repurchased in 2003. During 2002, the Company purchased 9,300 shares for an aggregate purchase price of $130.

(15)           Gain on Sale of Land:

In April 2002, the Company sold an industrial property and recorded a gain of $4,766, which is included in other (income)/expense, net for the year ended December 31, 2002 in the accompanying Consolidated Statements of Income.

(16)           Settled Insurance Litigation:

In connection with an insurance claim related to the default of a South Korean customer and a subsequent lawsuit filed by the insurance carriers against the Company, on June 17, 2004 the Company signed an agreement settling the lawsuit and its claims under the policy. Under the terms of the settlement agreement, the insurance carriers paid the Company a total of $26,400 during 2004. In addition, the Company received the right to retain any of the equipment it had recovered since the date of the claim. The Company recognized a pre-tax gain of $6,267 related to the $26,400 settlement, which is recorded in gain on insurance settlement on the Consolidated Statements of Income.

(dollars in thousands, except per share amounts)

(17)           Subsequent Events:

July 2004 Protocol to the United States and Barbados Tax Treaty

Through December 31, 2004 Interpool Limited claimed treaty benefits under the United States and Barbados income tax treaty ("pre-2005 Treaty"). The pre-2005 Treaty contained a limitation on benefits provision which denies treaty benefits under certain circumstances. However, Interpool Limited did not fall within the pre-2005 Treaty's limitation on benefits provision.

On July 14, 2004, the United States and Barbados signed a protocol to the pre-2005 Treaty which was ratified on December 20, 2004 ("post-2004 Treaty") that contains a more restrictive limitation on benefits provision than the pre-2005 Treaty. The post-2004 Treaty took effect on January 1, 2005 following its ratification by the United States Senate and the government of Barbados on December 20, 2004. Under the post-2004 Treaty, Interpool Limited is only eligible for Treaty benefits with respect to its container rental and sales income if, among other things, Interpool, Inc., is listed on a "recognized stock exchange" and Interpool, Inc.'s stock is "primarily" and "regularly" traded on such exchange.

During April 2004, the Company was de-listed by the New York Stock Exchange. During this de-listing, its common stock was traded on the over-the-counter market under the symbol IPLI. In December 2004, after making all delinquent SEC filings, the Company applied for re-listing on the New York Stock Exchange. On January 13, 2005 Interpool, Inc. was again listed, and began trading, on the New York Stock Exchange. Interpool believes this listing and its current trading volume satisfies the "primarily" and "regularly" traded requirements of the post-2004 Treaty, and Interpool Limited qualified for benefits under the post-2004 Treaty on January 13, 2005. We have estimated there should be no U.S. current tax expense for the period from January 1, 2005 to January 12, 2005.

Financing Activities

During the first quarter of 2005 the Company received an additional $223,000 in net financing commitments. Commitments were received totaling $248,000 under a financing facility established on November 1, 2004 from six financial institutions while the Company cancelled a financing commitment for $25,000 that existed as of December 31, 2004. This commitment was cancelled to allow the financial institution involved to provide a larger commitment to a facility already established during December 2004. As of the date this Form 10-K was filed, none of these additional commitments had been utilized.

During February 2005, the Company entered into a lease arrangement with a Japanese lessor involving $29,922 of equipment previously financed with a financial institution during December 2003 and May 2004. The Company expects to close in two approximately equal traunches, the first of which occurred on February 28, 2005, and the second of which is expected to close by March 31, 2005. The lease ends in December 2008, and we have a fixed purchase option at that time for $19,449 that we expect to exercise. The aggregate fixed rate of interest on the lease is 7.44%. The company received additional cash proceeds totaling $4,210 at the February closing and expects to receive a comparable amount at the March closing.

(dollars in thousands, except per share amounts)

Relisting by the New York Stock Exchange

On January 13, 2005, our common stock was listed on the New York Stock Exchange under the symbol "IPX."

Rating Agency Actions

On December 17, 2004, Moody's placed the Company's ratings on review for possible upgrade. At that time, Moody's indicated that an increase in the Company's ratings of several "notches" could result in the near-term based on the pace at which our credit profile has improved. Subsequently, on March 4, 2005, Moody's revised its outlook for the Company from "possible upgrade" to "positive", and raised their rating for our senior implied debt to B2 from Caa2, their rating for our senior unsecured debt to B3 from Caa3, and their rating for our preferred stock to Caa2 from Ca. On February 11, 2005, Standard & Poor's Rating Services affirmed Interpool's ratings, removed us from CreditWatch, and increased their outlook for the Company from "negative" to "stable."

Amendment to Separation Agreement

In January 2005, in response to a recent change in United States tax laws potentially affecting future payments to be made to the Company's former President and Chief Operating Officer under his separation agreement, the Company and the Company's former President and Chief Operating Officer entered into a modification to his separation agreement pursuant to which, in lieu of the remaining monthly payments through October 2005 and other amounts to which the Company's former President and Chief Operating Officer would have been entitled under his original separation agreement, the Company paid him a lump sum of $467. To secure the performance of his future obligations to the Company under the separation agreement, the Company's former President and Chief Operating Officer pledged a total of 22,114 shares of the Company's common stock (having a market value at that time of approximately $520). Such pledged shares will be released to the Company's former President and Chief Operating Officer in installments through October 2005, subject to his continued compliance with his obligations under the modified separation agreement.

Mortgage Refinancing

During February 2005, the Company re-financed the mortgage on its offices on the 27th floor at 633 Third Avenue, New York, NY. The proceeds of the new mortgage were $3,550, and were used to repay the previous mortgage ($3,480) plus related fees and expenses. The interest rate on the new mortgage is fixed at 5.75%. Amortization is based on a 30 year term, and the mortgage matures in five years with one five year extension available at the Company's option. Such extension would be at an interest rate of 2.50% above the Federal Home Loan Bank borrowing rate for member banks at that time, but not less than the current rate, and would require payment of a 1.0% fee.

(dollars in thousands, except per share amounts)

Notes Receivable

In 1997, the Company acquired a 37% equity interest in a company that supplies clinical trial materials management to the pharmaceutical industry. This investment has been accounted for under the equity method of accounting. At December 31, 2004, the carrying value of the Company's investment of $1,814 is included in other assets on the accompanying Consolidated Balance Sheets.

During 1999 and 2001, the Company lent a total of $1,946 to this equity investee at an interest rate of 12%. The investee requested and received multiple extensions for the repayment of these notes. As a result, the Company treated these notes as non-performing and stopped recording interest income.

On February 2, 2005 the Company received a payment of $3,497 from the investee representing payment in full of the notes receivable and all accrued interest amounting to $1,551. This interest will be recognized in earnings during the three months ended March 31, 2005.

(18)           Quarterly financial data (unaudited)

Restatement of previously reported quarterly results

In April 2003, the Company had re-designated certain swap agreements to a number of its debt instruments. The documentation of these hedging relationships did not meet the criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") to achieve hedge accounting treatment. Thus, because the hedge documentation requirement of SFAS 133 was not met, beginning in April 2003 when the hedge documentation was changed, hedge accounting is precluded on the five then existing interest rate swaps. In addition, two additional swap agreements were entered into by the Company after April 2003. The documentation of these swap agreements was the same.

Because the Company no longer qualifies for hedge accounting on these swap agreements, the amounts previously recorded in accumulated other comprehensive loss through March 31, 2003 (amounting to $3,037) have been amortized over the remaining life of the associated debt (using the effective interest method) and the change in the value of the derivatives from March 31, 2003 have been recorded as a fair value adjustment for derivative instruments in the accompanying Consolidated Financial Statements. These debt instruments were fully repaid by the Company in December 2004 at which time the remaining amount in accumulated other comprehensive loss was recorded as fair value adjustment for derivative instruments in the accompanying Consolidated Statement of Income. In addition, the swap agreements have been treated as speculative hedges for the period from January 1, 2004 until December 31, 2004. As a result, the quarterly changes to the market value of these swap agreements have been recorded as fair value adjustment for derivative instruments in the Consolidated Financial Statements.

(dollars in thousands, except per share amounts)

The Company has determined that the effect of this previously undetected error in documentation of the Company's hedging relationships for the period from April 1, 2003 to December 31, 2003 is immaterial. The Company has restated its Consolidated Financial Statements to reflect these changes for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 and has reflected the impact of these adjustments on the previously reported quarterly results below:

                                                               2004
                                                            As Restated
                                       ---------------------------------------------------------
                                             1st          2nd              3rd         4th(b)
                                             ---          ---              ---         -----
Equipment leasing revenue                 $94,937       $95,712          $98,353       $99,181
Net income/(loss)                         $10,207       $21,205          $15,036      $(38,019)
Basic income/(loss)  per share              $0.37         $0.77            $0.55        $(1.39)
Diluted income/(loss) per share             $0.35         $0.71            $0.50        $(1.39)

                                                                  2004
                                                              As Reported
                                       ---------------------------------------------------------
                                             1st          2nd              3rd
                                             ---          ---              ---
Equipment leasing revenue                 $94,937       $95,712          $98,353
Net income                                $11,124       $19,624          $15,817
Basic income per share                      $0.41         $0.72            $0.58
Diluted income per share                    $0.38         $0.66            $0.53

                                                                  2003
                                                              As Reported
                                       ---------------------------------------------------------
                                             1st          2nd              3rd          4th
                                             ---          ---              ---          ---
Equipment leasing revenue                 $89,868       $91,549          $95,119       $97,751
Net income                                $11,769       $12,336           $6,546       $10,539
Basic income per share                      $0.43         $0.45            $0.24         $0.38
Diluted income per share                    $0.41         $0.42            $0.23         $0.36

                                                                  2002
                                                              As Reported
                                       ---------------------------------------------------------
                                             1st          2nd              3rd         4th(a)
                                             ---          ---              ---         -----
Equipment leasing revenue                  $74,483     $75,598          $86,028        $88,971
Net income/(loss)                           $6,190      $4,265           $3,032        $(9,098)
Basic income/(loss) per share                $0.23       $0.16            $0.11         $(0.33)
Diluted income/(loss) per share              $0.21       $0.14            $0.10         $(0.32)
(a)	The net (loss) during the fourth quarter of 2002 was principally due to pre-tax impairment losses of $5,715 relating to idle equipment, $3,417 of pre-tax losses resulting from the Company's share of equity losses and write-downs for certain investments accounted for under the equity method and $9,678 of pre-tax losses recognized as a result of the deteriorating financial condition of PCR.

(b)	The net (loss) during the fourth quarter of 2004 was primarily due to a non-cash expense of $49,222 resulting from the change in fair value of warrants issued by us in connection with a Securities Purchase Agreement pursuant to which the Company sold $150,000 of 6.0% notes due in 2014.

Back to Contents

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Back to Contents

ITEM 9A.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of December 31, 2004. Based upon that evaluation and the material weaknesses described below, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of such date.

Section 404 Assessment

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to conduct an annual assessment of our internal control over financial reporting and to include a report on, and an attestation by our independent registered public accountants, KPMG LLP, of the effectiveness of these controls, beginning in this Annual Report on Form 10-K as of December 31, 2004.

On November 30, 2004, the Securities and Exchange Commission issued an exemptive order under which certain companies are permitted to delay, for up to 45 days after the due date of their Annual Report on Form 10-K, the filing of the internal control report and the related attestation of the independent registered public accountants. The Company qualifies under the provisions of this exemptive order for such 45-day delay. In reliance on this exemptive order, this Annual Report on Form 10-K does not include the internal control report or related attestation, which the Company plans to file by amendment prior to the expiration of the 45-day extension.

The Company is currently performing its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, using the control criteria framework of the Committee of Sponsoring Organizations (COSO) of the Treadway Commission published in its report entitled Internal Control-Integrated Framework. As of the date of this filing, management has identified certain material weaknesses in the Company's internal control over financial reporting.

As we disclosed in our 2002 and 2003 Form 10-K reports, and in our 2003 and 2004 Form 10-Q, we have previously concluded that certain internal control deficiencies identified by our external auditors and by management, as well as through the investigation by the Audit Committee of the Board of Directors, constituted "material weaknesses" or "significant deficiencies" as defined by the Public Company Accounting Oversight Board (United States). In addition, our review of internal controls over financial reporting, using the framework defined by COSO, confirmed that most of the previously disclosed deficiencies still existed as of December 31, 2004. During the last two years, we have spent a significant amount of time in becoming current with our financial reporting. This was necessary due to the restatement of our financial results for the years 2000 and 2001 and the first three quarters of 2002, which was not completed until January 9, 2004. Throughout the past year, we dedicated our resources toward the completion of six quarterly Form 10-Q reports for 2003 and 2004 as well as our Form 10-K annual report for the year ended December 31, 2003. This work was completed on December 27, 2004. Therefore, we have not been able to correct all of the deficiencies identified during 2004 and prior years by December 31, 2004.

Based on the material weaknesses identified below, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls over financial reporting, as required under the Sarbanes-Oxley Act, were not effective as of December 31, 2004.

Based upon the work completed to date, we have identified the following material weaknesses in internal control over financial reporting as of December 31, 2004:

•	Accounting for direct financing leases. During the preparation for our 2002 audit, our accounting department noted errors made in the accounting for four direct financing leases with down payments. In addition, during the restatement of our 2002 financial statements, we noted that certain leases were incorrectly classified as operating leases due to weaknesses in the technical accounting skills of certain employees involved in the classification of leases under the provisions of SFAS No. 13, Accounting for Leases ("SFAS 13"). We also determined that the system used to account for these leases does not properly account for earnings on direct financing leases with purchase options greater than $1 and provides inadequate data to the accounting department. As a result, there is a material weakness due to the lack of an adequate lease accounting system as of December 31, 2004.

•	Policies for the documentation of interest rate swap transactions. During our 2002 audit, our external auditors noted that our financial staff did not have the proper level of understanding of the accounting for derivative instruments used to hedge exposure to floating interest rates associated with our debt and the required documentation under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). As a result, we engaged an independent consultant during November, 2002 to assist us with the preparation of formal documentation and accounting for these transactions. Nevertheless, during the audit for 2004, our external auditors identified deficiencies specifically related to the identification of the forecasted transactions and the methods used to assess effectiveness and measure ineffectiveness, noting that our financial staff did not have adequate technical expertise of accounting for derivative instruments and the required documentation under SFAS 133 as of December 31, 2004. This resulted in our decision to restate our financial results for the first three quarters of 2004 as described elsewhere in this Form 10-K.

•	Communication and review of complex transactions. The investigation by our Audit Committee during 2003 determined that there was a lack of effective communication and review of complex transactions with both internal and external accounting resources. The Company's external auditors identified misstatments related to two transactions which were corrected in the accompanying Consolidated Financial Statements as of December 31, 2004. The lack of appropriate communication and review of complex transactions could have led to a material missstatement.

•	Staffing and training. The investigation by our Audit Committee during 2003 determined that our accounting department was not adequately staffed. This resulted in incomplete and untimely account reconciliations between the subsidiary ledgers and the control accounts in the general ledger, particularly in the areas of accounts receivable and intercompany accounts. Inadequate staffing also contributed to material weaknesses associated with direct financing leases, interest rate swap transactions, income taxes and intercompany eliminations as described in this Item 9A.

•	Accounting for income taxes. The investigation by our Audit Committee during 2003 noted that the accounting department did not have adequate knowledge of generally accepted accounting principles related to accounting for income taxes and did not perform periodic reviews of the carrying value of its deferred tax assets. During the preparation of our Form 10-Q for the third quarter of 2004, our independent auditors noted that an adjustment was required for the treatment of income tax accruals associated with minority interest expense. Further, during the fourth quarter of 2004, we did not initially record the deferred taxes related to an exercise of stock options due to a lack of effective communication.

•	Security of information technology. The investigation by our Audit Committee during 2003 noted a need for the implementation of such security measures as comprehensive encryption procedures and documentation of standards for setting operating systems security parameters. During our assessment of internal control over financial reporting thus far, as required by Section 404 of the Sarbanes-Oxley Act in 2004, we also noted deficiencies related to system access to key spreadsheets, particularly in the accounting area, as well for other information systems modules.

•	Review of intercompany eliminations. The investigation by our Audit Committee during 2003 noted a need to implement formal procedures for identifying necessary intercompany eliminations. During the preparation of our Form 10-Q for the third quarter of 2004, and as disclosed in this Form 10-K, our accounting staff noted that an intercompany elimination entry that should have been reversed during the mid-1990s was still on our consolidated balance sheet. As a result, the lack of adequate internal review at that time, had it continued, could have resulted in a material misstatement as of December 31, 2004.

•	Verification and documentation procedures. The investigation by our Audit Committee during 2003 noted a need to improve procedures related to the verification of data and the documentation of reviews performed in various departments in order to improve the accuracy and completeness of the records kept by those departments. The processes requiring improvement included the development and implementation of formal policies and procedures in many functional areas. There was also inadequate segregation of duties in some of these areas including accounts payable, billing and accounts receivable. The review of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act during 2004 resulted in the documentation of procedures in these areas as well as in the identification of specific risks and weaknesses, including lack of adequate controls over our billing and procurement processes. As a result, the lack of appropriate internal review and the lack of appropraite segregation of duties in these areas represented material weaknesses as of December 31, 2004.

•	Inadequate system interfaces. The investigation by our Audit Committee during 2003 noted a need to improve our computer-based systems in order to eliminate the need for manual intervention to ensure that results are recorded properly for billing and the processing of fixed asset and securitization transactions. In addition, during the preparation of our 2003 Form 10-K, we identified that the processes and accounting for the billing of repairs to customers at the end of a lease and for chassis remanufacturing were additional areas requiring improvement. As a result, the lack of adequate system interface controls and the need for manual intervention as of December 31, 2004 represented a material weakness.

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described below.

The Company has taken various corrective actions to remediate the material weaknesses noted above. By their nature such actions require a period of time to become fully effective. These remedial actions are as follows:

•	Accounting for direct financing leases. We reviewed the accounting for those transactions that existed at the time this deficiency was originally identified and recorded correcting entries where required as part of the restatement of our financial statements for the years 2000 and 2001 and the quarters of 2002. We have reassigned responsibilities and manually verified the classification and income recognition for all new direct financing leases. In addition, we have initiated changes to our lease contracts to simplify the income recognition related to these direct financing leases. We have also purchased and installed a new accounting system to address the ongoing accounting and to reduce our reliance on manual verification of the accounting for our direct financing leases. It became operational for our chassis business on January 1, 2005, and we anticipate that it will be operational for our container business during the second quarter of 2005. We anticipate that this system, combined with our improved knowledge of lease accounting under the provisions of SFAS 13 and the changes made to our lease contracts, will resolve our weaknesses in this area by September 30, 2005.

•	Policies for documentation of interest rate swap transactions. We have thoroughly reviewed our documentation for all current swap transactions and are improving the skill sets within our organization in order to improve the documentation of our hedging relationships under the provisions of SFAS 133. We believe that this will be remedied during 2005.

•	Communication and review of complex transactions. We have put in place procedures to correct this deficiency, including the establishment of regularly scheduled meetings attended by management, outside counsel and members of our Audit Committee. These procedures have been effective. We have investigated the cause for the failure to involve accounting and tax personnel in the 2004 stock option transaction on a more timely basis and believe that the additional procedures being implemented, primarily involving increased communication between management and our accounting and tax personnel, will address this deficiency and that it will not be a material weakness during 2005.

•	Staffing and training. We have added eight additional people to our accounting department in order to address our material weakness related to staffing and training. As of the date of this filing, all account reconciliations are current. We have also added trained personnel to increase the skill sets in other areas of the Company during 2003 and 2004. Further, the development of narrative descriptions for our key financial and business processes and the evaluation of the related risks and controls required to complete the work required by Section 404 of the Sarbanes-Oxley Act provided documentation of the policies and procedures in those areas as well as the actions required to remediate any deficiencies. However, we believe that additional attention must be paid to staffing and training throughout the Company in the future, particularly in the accounting, billing, and procurement areas. During 2005, we will continue to review our staffing levels and will continue to evaluate whether the current skill sets of our employees are adequate to meet our business needs and to ensure that we have a strong and effective control environment. We will monitor this area closely, make any necessary staffing changes and will also ensure that additional training is made available to our staff as required.

•	Accounting for income taxes. During the second half of 2004 we hired an experienced tax professional, who is also a certified public accountant. We believe that this addition resulted in significant improvements during 2004 and will ultimately remediate this deficiency. We believe that the staffing addition made during 2004 and the procedures being implemented with regard to the communication and review of complex transactions noted above will remediate this weakness during 2005, but we will monitor this area closely and take further actions, including additional staffing, if required.

•	Security of information technology. The lack of comprehensive encryption procedures will be remediated in 2005 by implementing both virtual private network and secure socket layer technologies for employees located outside our Princeton, NJ, New York, NY, and Westchester, IL offices. For employees located in the three offices mentioned, the problem has been corrected through direct point-to-point network connections to our data center. We have completed the documentation of standards for setting security parameters for our operating systems. We have initiated a project that will result in defining and establishing appropriate access to our information systems and spreadsheets, with the exception of our leasing system, and expect that the project will be completed, and appropriate access controls in place, by June 30, 2005. Access controls for the leasing system are being addressed as we develop our new asset management system, completion of which is expected during the first half of 2006 with individual modules becoming operational earlier.

•	Review of intercompany eliminations. We have implemented a procedure to review intercompany accounts on a quarterly basis to identify appropriate intercompany eliminations and believe that this procedure is generally working effectively. However, a sufficient period of time has not elapsed to effectively evaluate this remediation. After reviewing our remaining intercompany elimination entries and reassigning responsibility for the elimination entries, we believe that this weakness has been properly addressed through the implementation of additional controls.

•	Verification and documentation procedures. Remedial actions have begun, and the re-testing of the design and effectiveness of those actions will be performed in each area after all remedial actions in such area have been implemented. It is our expectation that, except for those issues requiring enhanced information systems which may take additional time to correct, all deficiencies will be successfully remediated during 2005.

•	Inadequate system interfaces. Since the identification of the deficiencies related to the excessive manual intervention due to inadequate information systems, we have implemented manual processes and controls that, in our opinion, provide reasonable assurance that our consolidated financial statements are free of material misstatement. The development of enhanced information systems is the ultimate remediation in these areas and we have already begun to develop such systems. We believe that the implementation of such systems will reduce the requirement for substantive manual testing and, therefore, reduce the possibility for error. It is our expectation that all systems will be operational during the first half of 2006, with individual modules becoming operational earlier.

As indicated previously in this Form 10-K, we have assigned the highest priority to the short and long-term correction of the internal control deficiencies that have been identified and are initiating the steps necessary to analyze and monitor our control environment and to address any weaknesses and deficiencies. In addition to the weaknesses and deficiencies mentioned above, we have identified other, less significant, deficiencies that we do not consider to be "material weaknesses" but which we nonetheless believe should be remedied. These significant deficiencies have been disclosed to our Audit Committee and to our independent auditors. In conjunction with our internal auditors, we will continue to review, evaluate, document and test our internal controls and procedures as required under Section 404 of the Sarbanes-Oxley Act and may identify additional areas where disclosure and corrective measures are advisable or required.

Management has discussed its remedial action plans with the Audit Committee and will continue to provide periodic updates on progress made.

Limitations of Effectiveness of Controls

As of the date of this filing, we are satisfied that actions implemented to date (including augmenting our internal audit function) and those in progress will correct the material weaknesses and significant deficiencies in our internal controls and information systems that have been identified. We note that, like other companies, any system of internal controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the internal control system will be met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We are continuing our assessment of the effectiveness of our internal control over financial reporting, and expect this review to be completed shortly. Interpool's independent auditors, KPMG LLP, are also continuing their testing of the effectiveness of our internal control over financial reporting and their assessment of management's assertion related to internal control over financial reporting as of the date this Form 10-K is filed. Any additional material weaknesses identified by management arising from the completion of our assessment or by the auditors upon completion of their attestation regarding our internal control over financial reporting will be included in an amended Form 10-K that will be issued on or before May 2, 2005.

Back to Contents

PART III

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our current directors and executive officers are as follows:

NAME                                      AGE    POSITION
----                                      ---    --------
Martin Tuchman (a)(b)                      64    Chairman of the Board of Directors, Chief
                                                 Executive Officer, President
                                                 and Chief Operating Officer
Arthur L. Burns (c)                        60    General Counsel, Executive Vice President
                                                 and Director
Richard W. Gross                           59    Executive Vice President and Chief Operating
                                                 Officer of Interpool Limited
Herbert Mertz                              51    Executive Vice President, Chief Administrative
                                                 Officer, Chief Operating
                                                 Officer of Trac Lease
James F. Walsh                             55    Executive Vice President and Chief Financial
                                                 Officer
Brian Tracey                               56    Senior Vice President and Chief Accounting
                                                 Officer
Christopher N. Fermanis                    56    Senior Vice President-Law, General Counsel
                                                 Interpool Limited and Trac Lease
William A. Geoghan                         54    Senior Vice President
Peter D. Halstead (a)(b)(c)(d)(e)          62    Director
Clifton H.W. Maloney (c)(d)(e)             67    Director
Michael S. Mathews                         64    Director
Warren L. Serenbetz, Jr.                   52    Director
William J. Shea, Jr.                       50    Director
Joseph J. Whalen (a)(c)(d)(e)              73    Director

__________

(a)     member of Compensation Committee in 2002 and 2003

(b)     member of Stock Option Committee in 2002 and 2003

(c)     member of Corporate Governance Committee in 2004

(d)     member of Audit Committee in 2002, 2003 and 2004

(e)     member of the Compensation Committee in 2004

Martin Tuchman has served as our Chairman of the Board of Directors and Chief Executive Officer of Interpool, Inc. since February 1988 and as President and Chief Operating Officer since October 2003. He is also Chairman of the Board of Directors, Chief Executive Officer and a director of Interpool Limited, which he co-founded in 1968. He also has served as a director of Trac Lease since June 1987, President of Trac Lease from June 1987 through January 1994 and currently serves as its Chairman and Chief Executive Officer. Mr. Tuchman is Chairman of the Board of Directors of Princeton International Properties, Inc., a family-owned real estate company, which owns and has interests in properties located in Princeton, New Jersey. Mr. Tuchman was previously a member of the Society of Automotive Engineers as well as the American National Standards Institute. Currently, Mr. Tuchman is a member of the United Nations Business Council, comprised of leading international executives organized to promote understanding and cooperation between business and government. He was formerly a member of the Board of Trustees of the New Jersey Institute of Technology and currently, a member of the NJIT Board of Overseers. He is also a member of the Board of Directors of Stevens Institute of Technology's Web Campus. In 1995, Mr. Tuchman was honored as Entrepreneur of the Year in an awards program sponsored by Ernst & Young LLP and in 1996 was named Alumnus of the Year by the New Jersey Institute of Technology. Mr. Tuchman is a member of the Board of Trustees of The Parkinson's Alliance and serves on the Board of Directors of the Parkinson's Disease Foundation of Columbia Presbyterian Hospital in New York. As Chairman of The Tuchman Foundation, he works closely with all Parkinson's disease organizations whose scientists select grants seeking National Institute of Health's (NIH) approval. In 2000, Mr. Tuchman was honored by The Smithsonian Institution for his extensive case study of Interpool for the 2000 Computerworld Smithsonian Collection and Interpool was nominated for the World Smithsonian Award. Interpool's material is now part of the Permanent Research Collection on Information Technology at The Smithsonian's National Museum of American History. Mr. Tuchman is a member of the Yardville National Bancorp's Board of Directors and serves on its Executive Committee of the Board of Directors. In addition, Mr. Tuchman is Treasurer and serves on the Board of Trustees and the Finance Committee of TASK, the Trenton Area Soup Kitchen. Mr. Tuchman holds a bachelor's degree in mechanical engineering from the New Jersey Institute of Technology (Newark College of Engineering) and a master's degree in business administration from Seton Hall University.

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

James F. Walsh was appointed to serve as our Executive Vice President, Finance in December 2003 and Executive Vice President and Chief Financial Officer in February 2004. In 1998 Mr. Walsh joined C-S Aviation Services, an aircraft operating lease company, as Senior Vice President and Chief Financial Officer and also served as President from 2000 to 2003. From 1987 to 1993 Mr. Walsh served as Senior Vice President and Chief Financial Officer of Polaris Aircraft Leasing Corporation, a GE Capital company, and, following the incorporation of Polaris into GE Capital Aviation Services (GECAS) in 1993, Mr. Walsh was named Senior Vice President and Chief Financial Officer of GECAS. Prior to joining Polaris, Mr. Walsh held various financial positions during sixteen years with GE Capital and General Electric Company. Mr. Walsh holds a Bachelor of Arts degree in Economics from Rutgers College and a Master's Degree in Business Administration from the University of Bridgeport.

Brian Tracey has served as Senior Vice President of Interpool, Inc. since October 2000 and was appointed Chief Accounting Officer during 2003. Mr. Tracey joined Interpool when Interpool acquired the assets of the North America Intermodal Division of Transamerica Leasing, Inc. (Transamerica). Prior to joining Interpool, Mr. Tracey was Senior Vice President of Finance and Business Development at Transamerica where he had held numerous financial positions after joining Transamerica in 1982. From 1970 to 1982, Mr. Tracey worked in the audit practice of Arthur Andersen & Co. Mr. Tracey is a Certified Public Accountant and holds an undergraduate degree in accounting from Pace College.

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

Peter D. Halstead has served as a member of our Board of Directors since June 1994. Mr. Halstead is a retired Executive Vice President of Summit Bancorp where he worked in various capacities since 1971. He is now the Principal of P.D. Halstead Associates LLC, a firm consulting in corporate administration and finance. Mr. Halstead is a Director of Metlife Bank N.A., a wholly owned subsidiary of Metlife, and is a Senior Vice President/Managing Director of Commerce Bank, N.A. Mr. Halstead has served as a Trustee for numerous associations including McCarter Theatre and as Treasurer of the National Kidney Foundation of the Delaware Valley. Mr. Halstead holds a bachelor's degree from Colgate University and an MBA degree from Fairleigh Dickinson University.

Michael S. Mathews has served as a member of our Board of Directors since November 2004. He is currently the managing director of Westgate Capital Co., a firm he founded in 1993. Mr. Mathews served on the Board of Petroleum Geo-Services from 1993 until September 2002. From 1998 to 2002, he served as Vice Chairman of PGS and held the position as Chairman of the Compensation Committee and was a member of the Audit Committee. From 1989 to 1992, Mr. Mathews served as managing director of Bradford Ventures Ltd., a private investment firm involved in equity investments, including acquisitions. Mr. Mathews received an A.B. from Princeton University in 1962 and received a J.D. from the University of Michigan Law School in 1965.

Clifton H. W. Maloney has served as a member of our Board of Directors since February 2000. He has been President of C.H.W. Maloney & Co., Incorporated, a private investment firm, since 1981. He was a Vice President in investment banking at Goldman, Sachs & Co. from 1974 to 1981. Mr. Maloney is a Director of Chromium Industries, Inc., Vicon Industries, Inc., and The Wall Street Fund. Mr. Maloney holds a bachelor's degree in Engineering from Princeton University and an MBA degree from Harvard Business School.

William J. Shea, Jr. has served as a member of our Board of Directors since November 2004. He is president and co-founder of Kelley Transportation Services, Inc, a transportation equipment manufacturing and leasing business headquartered in San Francisco. From 1987-2004, he served as president of Bay Cities Leasing LLC an operating leasing company specializing in domestic containers, chassis and intermodal trailers. In 1994, Mr. Shea was named program manager of the EMP Program - a national pool of 30,000 domestic containers and chassis operating on Union Pacific, Norfolk Southern, CP Rail, CN and other Class 1 rail systems. To facilitate EMP Program expansion, Bay Cities Leasing formed a joint venture with Union Pacific, called Bay Pacific Financial, to provide $400 million of capital to the program. Mr. Shea served as co-chairman of Bay Pacific Financial from 1994-2004, when he and his partner completed the sale of Bay Cities Leasing to Transport International Pool, a unit of GE Capital Services. He received a B.S. in Economics from the Wharton School of the University of Pennsylvania in 1977.

Warren L. Serenbetz, Jr. has served as a member of our Board of Directors since December 2004. He is currently President and Chief Executive Officer of Radcliff Group, Inc., an investment management company. From 1992 through 2003, Mr. Serenbetz was Vice-President of Marketing at Pechiney Plastic Packaging, Inc., a multinational consumer packaging business with facilities in North America, Europe, Latin America and Asia. From 1986 to 1992, he was Managing Director – Marketing, of American Can Company. Mr. Serenbetz holds a bachelor of science degree in engineering from Lehigh University and an MBA –Finance from Wharton School of the University of Pennsylvania.

Joseph J. Whalen has served as a member of our Board of Directors since April 1996. He originally joined the accounting firm of Arthur Andersen LLP in 1957 and served as an audit partner in Andersen's New York and New Jersey offices for more than ten years prior to his retirement in 1994. Mr. Whalen is a member of the American Institute of Certified Public Accountants and the New Jersey State Society of Certified Public Accountants. Mr. Whalen also serves on the Board of Directors of Griffon Corporation. Mr. Whalen is a Certified Public Accountant in New Jersey and holds a bachelor's degree from St. Peter's College. The Board of Directors has determined that Mr. Whalen, a member of our Audit Committee, qualifies as an "audit committee financial expert," as such term is defined in the rules of the Securities and Exchange Commission.

Board Compensation

As of January 1, 2004, each member of the Board of Directors who is not an officer or executive consultant receives an annual service fee of $25,000 for serving on the Board plus $2,000 and reimbursement of expenses for each Board of Directors' meeting attended and $1,000 for each committee meeting attended. The chairman of each committee also receives an additional $500 for each attended committee meeting. Additional compensation may be paid for participation in teleconferences and attendance at other meetings.

In February 2005, the Board of Directors approved the payment of special cash bonuses each in the amount of $100,000 to Messrs. Halstead, Maloney and Whalen for their extraordinary services in assisting the Company during the period the Company was restating its financial statements and while it was responding to related inquiries. The recipient directors abstained from this vote.

See Item 11. Executive Compensation—1993 Directors Plan and —2004 Directors Plan for a discussion of stock option plans for members of our Board of Directors.

Board Committees

Effective January 1, 2004, the Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Corporate Governance Committee. The Audit Committee's function is to monitor the integrity of the Company's financial statements and our financial reporting and disclosure practices. The Audit Committee also reviews management's systems of internal control relating to finance and accounting and the application of accounting principles generally accepted in the United States of America. In addition, the Audit Committee reviews the scope of the services of our independent auditors and may recommend the independent auditors for appointment by the Board of Directors subject to stockholder approval. The members of the Audit Committee for 2004 were Messrs. Maloney (Chairman), Halstead and Whalen.

The Compensation Committee's functions are to review our general compensation strategy, establish salaries, review benefit programs, approve certain employment contracts and administer our stock option plans. The members of the Compensation Committee for 2004 were Messrs. Whalen (Chairman), Halstead and Maloney.

In addition, our Board of Directors created a Corporate Governance Committee. The Corporate Governance Committee is responsible for the selection, qualification and compensation of Board members and candidates. This committee also acts as a nominating committee for Board membership and oversees corporate governance matters. The members of the Corporate Governance Committee for 2004 were Messrs. Maloney (Chairman), Halstead, Whalen and Burns.

Our Board of Directors may establish other committees from time to time to facilitate the management of our business and affairs.

The Charters of the Company's Audit, Compensation and Corporate Governance Committees are available on our website at www.interpool.com. Printed copies are also available to any shareholder upon request.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2004, Messrs. Tuchman, Burns, Walsh, Gross, Mertz, Tracey, Geoghan and former director Warren Serenbetz failed to file timely Form 4's in compliance with the prescribed requirements as set forth under Section 16(a) of the Securities Exchange Act of 1934. All of these required reports were subsequently filed. In making this disclosure, we have relied solely on written representations of our directors, officers and more than 10% holders and on a review of copies of reports that have been filed with the Securities and Exchange Commission.

Code of Business Conduct and Ethics

On December 30, 2003, we adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The purpose of the code is to promote the highest standards of integrity among Interpool employees in their dealings with and on behalf of Interpool, including dealings with our banks, our stockholders and with others from whom we obtain financing. The Code of Business Conduct and Ethics (Exhibit 14.1 to this Form 10-K) is available on our website at www.interpool.com. Printed copies are also available to any shareholder upon request.

Back to Contents

ITEM 11.            EXECUTIVE COMPENSATION

The following table sets forth information for the calendar years ended December 31, 2004, 2003, and 2002 concerning the annual compensation earned by our chief executive officer and our four other most highly compensated executive officers:

                                                SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------------
                                                    Annual Compensation                Long-Term Compensation
                                                    -------------------             ----------------------------
                                                                                          Awards         Payouts
                                                                                    ----------------------------

                                                                           Long                 Secur-
                                                                           Term                 ities
                                                                 Other     Compen-   Re-        Under-             All
                                                                 Annual    sation    stricted   lying      LTIP    Other
Name and Principal                                               Compen-   # of      Stock      Options/   Pay-    Compen-
     Position                    Year     Salary     Bonus       sation(1) Stock     Award(s)   SARS       outs    sation
                                           ($)        ($)         ($)      Options    ($)       (#)(2)      ($)     ($)
------------------------------- -------- ---------- ----------- --------- --------- ---------- ---------- ------ --------
Martin Tuchman                   2004    942,826   2,617,492     155,239(3)    0          0          0
  Chairman of the Board of       2003    897,929     751,041      17,297       0          0          0
  Directors, Chief Executive     2002    855,170     843,381(4)   31,005       0          0          0
  Officer, President and
  Chief Operating Officer

Arthur L. Burns                  2004    375,000     225,000      93,006(5)    0          0          0
  Executive Vice President       2003     88,459(6)   50,000      51,327       0          0     150,000
  and General Counsel            2002          0           0           0       0          0          0

James F. Walsh                   2004    275,000     265,551(7)   81,341(8)    0          0          0
  Executive Vice President       2003     33,712(9)   25,000         ---(10)   0          0       25,000
  and Chief Financial Officer    2002          0           0           0       0          0          0

Richard W. Gross
  Executive Vice President       2004    300,000     260,551(7)      ---(10)   0          0          0
  and Chief Operating Officer,   2003    163,756     136,244           0       0          0      100,000
  Interpool Limited              2002     30,541     100,000      41,300(11)   0          0          0

Hiro Ogawa
  Chief Executive Officer,       2004    474,625     486,200         ---(10)   0          0          0
   Container Applications        2003    492,525     200,000         ---(10)   0          0          0
   International, Inc.           2002    400,000           0         ---(10)   0          0          0
(1)	Amounts listed include payments made to or on behalf of the Executive as provided for in the Executive's employment agreement.

(2)	Stock Appreciation Rights pursuant to which the recipient shall receive an amount equal to the amount of any appreciation in the Company's common stock value above the grant price of $14.05 per share.

(3)	Mr. Tuchman received payment in the amount of $108,778 for vacation that had accrued but had not been taken.

(4)	Mr. Tuchman earned a bonus in the amount of $843,381 based on criteria fixed by the Compensation Committee. Mr. Tuchman voluntarily returned the entire earned 2002 bonus.

(5)	Mr. Burns received $44,130 for living expenses and $29,420 was paid on his behalf by the Company for taxes associated with such living expenses. See Employment Agreements.

(6)	Mr. Burns rejoined the Company in October 2003. Amount shown includes payments made for the period including 10/08/03 through 12/31/03. See Employment Agreements.

(7)	Amount includes a stock bonus of 25 shares of the Company which had a fair market value on the day it was awarded of $551.

(8)	Mr. Walsh received $32,731 for living expenses and $23,806 was paid on his behalf by the Company for taxes associated with such living expenses. See Employment Agreements.

(9)	Mr. Walsh joined the Company in November 2003. Amount shown includes payments made for the period including November 17, 2003 through 12/31/04. See Employment Agreements.

(10)	Amount is less than the lesser of $50,000 or 10% of total annual salary and bonus.

(11)	Amount includes consulting fees paid prior to employment. See Employment Agreements.

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

Stock Option Activity

Following our 2004 Annual Meeting, an option for 15,000 shares was granted to each of the following directors pursuant to the 2004 Directors Plan: Peter D. Halstead, Clifton H.W. Maloney, Michael S. Mathews, Warren L. Serenbetz, Jr., William J. Shea Jr. and Joseph J. Whalen. No other options were granted during 2004.

2004 Stock Option Plan

Our 2004 Stock Option Plan for Key Employees and Directors was adopted by our Board of Directors on November 3, 2004 and approved by our stockholders at our 2004 Annual Meeting. A total of 1.5 million shares of common stock have been reserved for issuance under the 2004 Stock Option Plan. Options may be granted under the 2004 Stock Option Plan, in the discretion of the Compensation Committee of the Board of Directors, to key employees and directors (whether or not they are employees) of Interpool, Inc. and its subsidiaries. The number of shares that may be the subject of options granted during any calendar year to any one individual cannot exceed 250,000 shares.

The 2004 Stock Option Plan is administered by the Compensation Committee, which consists solely of independent directors. The Compensation Committee has the authority, within limitations as set forth in the 2004 Stock Option Plan, to establish rules and regulations concerning the 2004 Stock Option Plan, and to determine the persons to whom options may be granted, the number of shares of common stock to be covered by each option and the terms and provisions of the option to be granted. The Compensation Committee has the right to cancel any outstanding options and to issue new options on the terms and upon the conditions as may be consented to by the optionee affected. In addition, the Compensation Committee has the authority, subject to the terms of the 2004 Stock Option Plan, to determine the appropriate adjustments in the terms of each outstanding option in the event of a change in the common stock or our capital structure.

Options are exercisable by the holder subject to terms fixed by the Compensation Committee. An option will be exercisable immediately upon the occurrence of any of the following (but in no event subsequent to the expiration of the term of an option):

(1)	the holder's retirement on or after attainment of age 65;

(2)	the holder's disability or death; or

(3)	special circumstances or events as the Compensation Committee determines merits special consideration.

Under the 2004 Stock Option Plan, a holder may pay the exercise price in cash, by check, by delivery to us of shares of common stock already owned by the holder for at least six months by a cashless method in accordance with procedures that may be established by the Compensation Committee or by such other method as the Compensation Committee may permit from time to time.

Options granted under the 2004 Stock Option Plan are not transferable except by will or the laws of descent and distribution. However, the Compensation Committee may, in its discretion, authorize a transfer of any option (other than an incentive stock option), by the initial holder to (i) the family members of the initial holder, (ii) a trust or trusts for the exclusive benefit of such family members, (iii) a corporation or partnership in which such family members and/or the initial holder are the only shareholders or partners, or (iv) such other persons or entities which the Compensation Committee may permit; provided, however, that subsequent transfers of such option shall be prohibited except by will or the laws of descent and distribution. If an option holder terminates employment with us and all subsidiaries or service as a director of Interpool or a subsidiary while holding an unexercised option, the option will terminate immediately, but the option holder will have until the end of the tenth business day following his termination of employment or service to exercise the option.

However, all options held by an option holder will terminate immediately if the termination is for cause, including but not limited to violation of the holder's duties. If cessation of employment or service is due to retirement on or after attainment of age 65, disability or death, the option holder or the holder's successor-in-interest, as the case may be, is permitted to exercise any option within three months of retirement or within six months of disability or twelve months of death. Shares subject to options granted under the 2004 Stock Option Plan which expire, terminate or are canceled without having been exercised in full become available again for option grants.

The 2004 Stock Option Plan may be terminated and may be modified or amended by the Compensation Committee or the Board of Directors at any time; provided, however, that (1) no modification or amendment increasing the aggregate number of shares which may be issued under the 2004 Stock Option Plan or under options granted to any individual during any calendar year, or changing the class of persons who are eligible to receive options will be effective without stockholder approval within one year of the adoption of the amendment and (2) no such termination, modification or amendment of the 2004 Stock Option Plan will alter or affect the terms of any then outstanding options without the consent of the holders thereof (except as described below). The Compensation Committee may cancel or terminate an outstanding option with the consent of the holder and grant an option for the same number of shares to the individual based on the then fair market value of the common stock, which may be higher or lower than the exercise price of the canceled option. In addition, the Compensation Committee or the Board of Directors may amend the 2004 Stock Option Plan and the terms of outstanding options, without the consent of the holders thereof, in connection with any tax law changes which are not consistent with the purpose and intended tax treatment of the 2004 Stock Option Plan and the options as previously in effect.

Previously, we maintained a 1993 Stock Option Plan for Executive Officers and Directors, which is discussed below.

1993 Stock Option Plan

No options may be granted under the 1993 Stock Option Plan more than 10 years after the adoption of the Stock Option Plan, which period expired in March 2003. Our 1993 Stock Option Plan for Executive Officers and Directors was adopted by our Board of Directors and approved by the stockholders in March 1993. A total of 6 million shares of common stock were reserved for issuance under the 1993 Stock Option Plan. Options could have been granted under the 1993 Stock Option Plan to executive officers and Directors of Interpool or a subsidiary (including any executive consultant of Interpool and its subsidiaries), whether or not they were employees. As of December 31, 2004, 3,938,063 options were issued and outstanding, of which 3,798,063 are exercisable. Options under the 1993 Stock Option Plan were granted to 18 persons.

Effective January 1, 2004 the Compensation Committee began to administer the 1993 Stock Option Plan. During 2003, the 1993 Stock Option Plan was administered by a committee of the Board of Directors consisting of Martin Tuchman and Peter Halstead, Directors.

The 1993 Stock Option Plan does not require that the members of the Compensation Committee be "disinterested persons" within the meaning of Rule 16b-3, as from time to time amended, under the Securities Exchange Act of 1934. The Compensation Committee has the authority, within limitations as set forth in the 1993 Stock Option Plan, to establish rules and regulations concerning the 1993 Stock Option Plan. In addition, the Compensation Committee has the authority, subject to the terms of the 1993 Stock Option Plan, to determine the appropriate adjustments in the terms of each outstanding option in the event of a change in the common stock or our capital structure.

Options are exercisable by the holder subject to terms fixed by the Compensation Committee. No option can be exercised until at least six months after the date of grant. However, an option will be exercisable immediately upon the occurrence of any of the following (but in no event during the six-month period following the date of grant or subsequent to the expiration of the term of an option):

(1)	the holder's retirement on or after attainment of age 65;

(2)	the holder's disability or death; or

(3)	special circumstances or events as the Compensation Committee determines merits special consideration.

Under the 1993 Stock Option Plan, a holder may pay the exercise price in cash, by check, by delivery to us of shares of common stock already owned by the holder, or, with respect to non-qualified stock options and subject to approval by the Compensation Committee, in shares issuable in connection with the option, or by such other method as the Compensation Committee may permit from time to time.

Options granted under the 1993 Stock Option Plan are non-transferable and non-assignable; provided, however, that the estate of a deceased holder may exercise any options held by the decedent. If an option holder terminates employment with us and all subsidiaries or service as a director of Interpool or a subsidiary while holding an unexercised option, the option will terminate immediately, but the option holder will have until the end of the tenth business day following his termination of employment or service to exercise the option. However, all options held by an option holder will terminate immediately if the termination is for cause, including but not limited to a result of a violation of the holder's duties. If cessation of employment or service is due to retirement on or after attainment of age 65, disability or death, the option holder or the holder's successor-in-interest, as the case may be, is permitted to exercise any option within three months of retirement or disability or within six months of death.

The 1993 Stock Option Plan may be modified or amended by the Compensation Committee or the Board of Directors at any time; provided, however, that (1) no modification or amendment increasing the aggregate number of shares which may be issued under options, increasing materially the benefits accruing to participants under the 1993 Stock Option Plan, or materially modifying the requirements as to eligibility to receive options will be effective without stockholder approval within one year of the adoption of the amendment and (2) no such modification or amendment of the 1993 Stock Option Plan will alter or affect the terms of any then outstanding options without the consent of the holders thereof. The Compensation Committee may cancel or terminate an outstanding option with the consent of the holder.

2004 Directors Plan

Our 2004 Nonqualified Stock Option Plan for Non-Employee, Non-Officer Directors was adopted by our Board of Directors on November 3, 2004 and approved by our stockholders at our 2004 Annual Meeting. A total of 250,000 shares of common stock have been reserved for issuance under the 2004 Directors Plan. The exercise price per share is the fair market value of our common stock on the grant date. The options granted pursuant to the 2004 Directors Plan may be exercised at the rate of one-third of the shares on the first anniversary of the options' grant date, one-third of the shares on the second anniversary of the options' grant date and one-third of the shares on the third anniversary of the options' grant date, subject to applicable, holding periods required under rules of the Securities and Exchange Commission. Options granted pursuant to the 2004 Directors Plan expire ten years from their grant date. In the event of disability or death of a director, the option must be exercised prior to the expiration of the term of the option and within six months of the option holder's disability or within twelve months of the option holder's death. In the event of resignation of a director, the option must be exercised within ten days of the date of resignation.

The 2004 Directors Plan provides for the automatic grant of nonqualified options to non-employee non-officer directors. Under the 2004 Directors Plan, each person who is not an employee or officer and served as a member of our Board of Directors following the annual meeting held during 2004 received a grant of options for 15,000 shares of common stock on the business day following our annual meeting held in 2004. In addition, each person who becomes a non-employee non-officer director following the annual meeting held during 2004 will automatically receive a grant of options for 15,000 shares on the first business day after becoming a director. The 2004 Directors Plan also provides for additional automatic grants of options for 5,000 shares on an annual basis to each continuing director, other than an employee or officer, on the first business day following each future annual meeting, beginning with the annual meeting to be held during 2005.

Under the 2004 Directors Plan, a holder may pay the exercise price in cash, by check, by delivery to us of shares of common stock already owned by the holder for at least six months, by a cashless method through a registered broker-dealer or by such other method as the Board of Directors may permit from time to time.

The 2004 Directors Plan is administered by the Board of Directors. Options granted under the 2004 Directors Plan are not transferable except by will or the laws of descent and distribution. However, the Board of Directors may, in its discretion, authorize a transfer of any option, by the initial holder to (i) the family members of the initial holder, (ii) a trust or trusts for the exclusive benefit of such family members, (iii) a company or partnership in which such family members and/or the initial holder are the only shareholders or partners, or (iv) such other persons or entities which the Board of Directors may permit; provided, however, that subsequent transfers of such Option shall be prohibited except by will or the laws of descent and distribution. If an option holder terminates service as a director of Interpool or a subsidiary while holding an unexercised option, the option will terminate immediately, but the option holder will have until the end of the tenth business day following his termination of service to exercise the option.

The 2004 Directors Plan may be terminated and may be modified or amended by the Board of Directors at any time; provided, however, that any amendment by the Board of Directors which would require stockholder approval (pursuant to the rules of any exchange on which the shares are traded) shall be subject to such stockholder approval. The Board of Directors may amend the 2004 Directors Plan and the terms of outstanding options, without the consent of the holders thereof, in connection with any tax law charges which are not consistent with the purpose and intended tax treatment of the 2004 Directors Plan and options previously in effect.

Previously, we maintained the 1993 Non-Qualified Stock Option Plan for Non-Employee, Non-Consultant Directors, which is discussed below.

1993 Directors Plan

Our Non-Qualified Stock Option Plan for Non-Employee, Non-Consultant Directors was adopted by our Board of Directors and approved by the stockholders in March 1993. The 1993 Directors Plan provided for the automatic grant of 15,000 non-qualified options to non-employee, non-consultant directors at the time the director first joins the Board. The 1993 Directors Plan authorized grants of options up to an aggregate of 150,000 shares of common stock. The exercise price per share was the fair market value of our common stock on the grant date. The options granted pursuant to the 1993 Directors Plan may be exercised at the rate of one-third of the shares on the first anniversary of the options' grant date, one-third of the shares on the second anniversary of the options' grant date and one-third of the shares on the third anniversary of the options' grant date, subject to applicable holding periods required under rules of the Securities and Exchange Commission. Options granted pursuant to the 1993 Directors Plan expire ten years from their grant date except that in the event of the death of a director, the option must be exercised within six months of the date of death or, in the event of resignation of a director, the option must be exercised within ten days of the date of resignation.

Under the 1993 Directors' Plan, a holder may pay the exercise price in cash, by check, by delivery to us of shares of common stock already owned by the holder, or, subject to approval by the Compensation Committee, in shares issuable in connection with the option, or by such other method as the Compensation Committee may permit from time to time.

Effective January 1, 2004, the Stock Option Plan formerly administered by the Stock Option Committee, began to be administered by the Compensation Committee.

Pursuant to the 1993 Directors Plan, an option to purchase 15,000 shares of common stock was granted to each of Peter D. Halstead in June 1994, Joseph J. Whalen in April 1996 and Clifton H.W. Maloney in February 2000. On September 16, 1998, pursuant to an option repricing program, 15,000 options held by each of Messrs. Halstead and Whalen were cancelled and replaced with newly issued options with an exercise price equal to the closing market price on September 16, 1998, the grant date, which vested six months from the grant date and expire ten years from the grant date. All other terms and conditions of the newly issued options are the same as those of the cancelled options.

401(k) Plan

We have adopted a deferred savings plan which is intended to qualify under Section 401(k) of the Code. All our employees who are based in the United States are eligible to participate in the 401(k) Plan. Each participant may elect to contribute up to 6% of such participant's compensation on a pre-tax basis for which the Company makes matching contributions equal to 75% of the participant's contribution. In addition, participants can elect to make additional unmatched contributions to the 401(k) Plan up to an additional 9% of the participant's compensation. Such salary deferral contributions are 100% vested at all times. Amounts credited to a participant's account are distributed to the participant at the earliest of (1) the termination of his or her employment with us, (2) a requested withdrawal after age 59 1/2 or upon evidence of disability or (3) a requested withdrawal due to financial hardship. The 401(k) Plan administrator may authorize loans from the 401(k) Plan to participants in a manner which is uniform and nondiscriminatory. Under the Code, salary deferral contributions are not taxable to the employee until the amounts are distributed to the employee, and all matching contributions are tax deductible to us. The 401(k) Plan provides for the making by us of any matching or profit sharing contributions to the 401(k) Plan, in the form of shares of common stock of Interpool.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2004, Mr. Tuchman participated in deliberations of our Board of Directors concerning executive officer compensation. Mr. Tuchman did not participate in discussions regarding his own compensation.

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

As compensation for the services to be rendered under his employment agreement, Mr. Tuchman will be paid an annual base salary of $989,966 in 2005. The base salary under the employment agreement increases by a minimum of 5% each year. In addition, Mr. Tuchman is entitled to receive an annual bonus equal to 2% of the amount of any increase in our net income during the year from its net income during the preceding year.

As described below, Mr. Tuchman is entitled, under the terms of his employment agreement and under the bonus plan approved by our Compensation Committee in 2000, to receive a performance bonus each year based upon several factors, including the amount of any increase in our net income over the previous year’s net income and, if applicable, for any increase over the highest net income previously reported by the Company. Because our 2004 net income was lower than our net income in 2003, Mr. Tuchman did not earn a bonus for 2004 based upon these measures. The Compensation Committee noted, however, that our 2004 net income was adversely affected by a non-cash expense in the amount of $49,222,339 resulting from an increase during the fourth quarter of 2004 in the fair value of our common stock purchase warrants issued in September 2004, as described elsewhere in this report, and that without this expense our 2004 net income would have been $57,650,843 representing the highest net income ever reported by the Company. It also noted that, when all accounting conditions are met by the Company, the valuation of these warrants will be reclassified to equity without affecting net income, the measurement used to compensate Mr. Tuchman under the plans discussed above. Although this expense was required by generally accepted accounting principles, the members of the Compensation Committee concluded that Mr. Tuchman should receive a discretionary bonus reflecting Interpool’s profitable operations and other accomplishments during 2004, notwithstanding the adverse effect on net income of the non-cash expense relating to the warrants. Accordingly, the Compensation Committee agreed to pay Mr. Tuchman a discretionary bonus for 2004 in the amount of $2,211,025, which represented the amount of the additional bonuses to which Mr. Tuchman would have been entitled under the terms of his employment agreement and under his bonus plan if our 2004 net income had not been adversely affected by the warrant expense. This discretionary bonus, together with a bonus in the amount of $406,467 which Mr. Tuchman earned for 2004 under the terms of the bonus plan based upon increases in the market price of Interpool’s common stock during 2004, was paid to Mr. Tuchman in cash during the first quarter of 2005. The Compensation Committee and Mr. Tuchman have also agreed that Mr. Tuchman’s eligibility in 2005 and thereafter for bonuses based on any future increases in our net income will be measured against adjusted net income for 2004 of $59,623,588.

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

In addition to the compensation (including bonuses) provided for under his employment agreement, as more fully described below, Mr. Tuchman also receives bonuses under a bonus plan the Compensation Committee of our Board of Directors adopted effective January 1, 2000, with three measures of incentive bonus performance: (1) increase in stock price; (2) increase in net income over the highest previous year; and (3) maintaining an investment grade debt rating. Based upon the plan as adopted, Mr. Tuchman received additional bonuses for 2004, 2003 and 2002, in amounts of $406,467, $751,041 and $843,381, respectively. As discussed in our 2002 Form 10-K, Mr. Tuchman elected to voluntarily relinquish his entire 2002 bonus.

Increase in Net Income: To the extent that our net income exceeds that of the highest previous year, a bonus equal to 10% of the increase is to be paid to our Chief Executive Officer. No bonus was paid to Mr. Tuchman in respect to this performance measure for 2004, 2003 or 2002.

Investment Grade Rating: Our Chief Executive Officer is entitled to a bonus of $100,000 for each year in which we maintain an investment grade debt rating by either Moody's or Standard and Poor's at year-end. No bonus under this performance measure was awarded in 2004 or 2003. Under this measure, Mr. Tuchman received a bonus of $100,000 for 2002.

Increased Stock Price: To the extent our average stock price for a year exceeds the highest average stock price for any prior year, our Chief Executive Officer will receive a bonus in the amount of 1.5% of the increase in the average aggregate market value of our common stock. Because our 2004 average stock price exceeded the previous "high water mark," a bonus in the amount of $406,467 was awarded to Mr. Tuchman for 2004 under this performance measure. No bonus under this performance measure was awarded in 2003. Because our 2002 average stock price exceeded the 2001 average stock price, a bonus in the amount of $743,381 was awarded to Mr. Tuchman for 2002 under this performance measure however, this amount constituted a portion of the entire 2002 bonus voluntarily relinquished by Mr. Tuchman.

We have entered into an employment agreement with Arthur L. Burns, Executive Vice President, General Counsel and Director of the Company. Mr. Burns's employment agreement with the Company became effective on July 1, 2004 and currently expires on October 16, 2006, except that on October 17, 2006 and on each three year anniversary of such date, the term shall be automatically extended for an additional three year period, unless the Company or Mr. Burns shall have given written notice of intention not to renew 180 days prior to the expiration of the then current term. During 2004, Mr. Burns was paid an annual base salary of $375,000, participated in all Company fringe benefits programs, and was entitled to receive a target bonus in the amount of $125,000 upon the successful completion of performance objectives as determined from time to time. Additional discretionary bonuses may be paid in such amounts as shall be determined at the sole discretion of the Compensation Committee. Commencing on January 1, 2005 and on each subsequent January 1, Mr. Burns's salary and target bonus shall be either maintained or adjusted upwards as determined in the sole discretion of the Compensation Committee. In addition, Mr. Burns is reimbursed for all transition expenses through June 30, 2005 and will receive up to $100,000 in transition expenses thereafter in lieu of relocation expenses should he elect not to relocate. In the event that the Company terminates the employment agreement during the term for any reason other than cause or disability or elects not to renew Mr. Burns's employment agreement or if Mr. Burns terminates the employment agreement for good reason, Mr. Burns is entitled to a severance payment in an amount equal to 36 months of his then current base salary and target bonus and continued paid participation in all health, life and disability insurance programs offered by the Company to all employees. In the event of a change of control, the obligations of the Company under the employment agreement, including severance obligations shall expire no earlier than 36 months following the change of control. In addition, the Company granted Mr. Burns stock appreciation rights to 150,000 shares of common stock at a price of $14.05 per share, pursuant to which Mr. Burns shall receive an amount equal to any appreciation in the Company's common stock market value. The stock appreciation rights vested as of January 15, 2005. The Company has reserved the right to substitute common stock options under the same terms and conditions of the stock appreciation rights. The common stock appreciation rights or common stock options are exercisable by Mr. Burns at any time prior to the expiration of the earlier of 10 days following the termination of Mr. Burns (except that the ten day period shall not apply in the event of a termination by the Company without cause, executive disability or termination by Mr. Burns for good reason) or June 30, 2014. Upon the termination of the employment agreement and payment of the severance payment, Mr. Burns has agreed not to compete with the Company, directly or indirectly, for a period of one year.

We have entered into an employment agreement with James F. Walsh, Executive Vice President and Chief Financial Officer of the Company. Mr. Walsh's employment agreement with the Company became effective on July 1, 2004 and currently expires on November 16, 2005, provided, however, that the term shall automatically be extended for an additional one year period unless either the Company or Mr. Walsh shall have given written notice of intention not to renew 180 days prior to the expiration of the then current term. During 2004, Mr. Walsh was paid an annual base salary of $275,000, participated in all Company related fringe benefit programs, and was entitled to receive a target bonus in the amount of $165,000 upon the successful completion of performance objectives as determined from time to time. Additional discretionary bonuses may be paid in such amounts as shall be determined at the sole discretion of the Compensation Committee. Commencing on January 1, 2005 and on each subsequent anniversary date, Mr. Walsh's salary and target bonus shall either be maintained or adjusted upwards as determined in the sole discretion of the Compensation Committee. In addition, Mr. Walsh is reimbursed for all transition expenses through December 31, 2004 and will receive up to $100,000 in transition expenses thereafter in lieu of relocation expenses should he elect not to relocate. The Company also granted Mr. Walsh stock appreciation rights to 25,000 shares of common stock at a price of $14.05 per share, pursuant to which Mr. Walsh shall receive an amount equal to any appreciation in the Company's common stock market value. The stock appreciation rights vest upon the earlier of a change of control or privatization of the Company or 5,000 shares on each of January 15, 2005, December 31, 2005, December 31, 2006, December 31, 2007 and December 31, 2008. The Company has reserved the right to substitute common stock options under the same terms and conditions of the stock appreciation rights. The common stock appreciation rights or common stock option may be exercisable by Mr. Walsh at any time prior to the expiration of the earlier of 10 days following the termination of Mr. Walsh (except that the ten day period shall not apply in the event of a termination by the Company without cause, executive disability or termination by Mr. Walsh for good reason) or June 30, 2014. In the event that the employment agreement is terminated during the term by either the Company for any reason other than cause or disability or by Mr. Walsh for good reason, Mr. Walsh shall be entitled to a severance payment in an amount equal to 24 months of his then current salary and target bonus and continued paid participation in all Company health, disability and life insurance programs. In the event of a change of control, the obligations of the Company under the employment agreement, including severance obligations, shall expire no earlier than 24 months following the change of control. If the Company does not renew Mr. Walsh's employment agreement following a change in control, Mr. Walsh is entitled to a severance payment equal to his then current base salary and target bonus. Upon the termination of the employment agreement and payment of the severance payment, Mr. Walsh has agreed not to compete with the Company, directly or indirectly, for a period of one year.

We have entered into an employment agreement with Richard W. Gross, Executive Vice President of the Company and Chief Operating Officer of Interpool Limited. Mr. Gross's employment agreement with the Company became effective on July 1, 2004 and currently expires on October 14, 2005, provided, however, that the term shall automatically be extended for an additional one year period unless either the Company or Mr. Gross shall have given written notice of intention not to renew 180 days prior to the expiration of the then current term. During 2004, Mr. Gross was currently paid an annual base salary of $300,000, participated in all Company related fringe benefit programs, and was entitled to receive a target bonus in the amount of $160,000 upon the successful completion of performance objectives as determined from time to time. Additional discretionary bonuses may be paid in such amounts as shall be determined at the sole discretion of the Compensation Committee. Commencing on January 1, 2005 and on each subsequent anniversary date, Mr. Gross's salary and target bonus shall either be maintained or adjusted upwards in the sole discretion of the Compensation Committee. In addition, the Company granted Mr. Gross stock appreciation rights to 100,000 shares of common stock at a price of $14.05 per share, pursuant to which Mr. Gross shall receive an amount equal to any appreciation in the Company's common stock market value. Pursuant to the stock appreciation rights, 50,000 shares vested on January 15, 2005 and the other 50,000 shares will vest upon the earlier of a change of control or privatization of the Company or October 15, 2005. The Company has reserved the right to substitute common stock options under the same terms and conditions of the stock appreciation rights. The common stock appreciation rights or common stock option may be exercisable by Mr. Gross at any time prior to the expiration of the earlier of 10 days following the termination of Mr. Gross (except that the ten day period shall not apply in the event of a termination by the Company without cause, executive disability or termination by Mr. Gross for good reason) or June 30, 2014. In the event that the employment agreement is terminated during the term by either the Company for any reason other than cause or disability or by Mr. Gross for good reason, Mr. Gross shall be entitled to a severance payment in an amount equal to 24 months of his then current salary and target bonus and 24 months continued paid participation in all Company health, disability and life insurance programs. In the event of a change of control, the obligations of the Company under the employment agreement including severance obligations shall expire no earlier than 24 months following the change of control. If the Company does not renew Mr. Gross's employment agreement following a change in control, Mr. Gross is entitled to a severance payment equal to his then current salary and target bonus. Upon the termination of the employment agreement and payment of the severance payment, Mr. Gross has agreed not to compete with the Company, directly or indirectly, for a period of one year.

In October 2003, we entered into an employment agreement with Herbert Mertz, Executive Vice President and Chief Administrative Officer of the Company and Chief Operating Officer of Trac Lease for the period commencing on January 1, 2004 and expiring on December 31, 2004. During 2004, Mr. Mertz was paid an annual base salary of $275,000, participated in all Company related fringe benefit programs and received a bonus in the amount of $175,000. In October 2004, we entered into an employment agreement with Mr. Mertz for the period commencing on January 1, 2005 and expiring on December 31, 2005. On or before 180 days prior to the expiration of the then current term, the Company shall present Mr. Mertz with an employment agreement for an additional one-year term which he may accept or reject or give him notice that the term will not be extended. Under the agreement Mr. Mertz is paid an annual base salary of $288,750, participates in all Company related fringe benefit programs and is entitled to receive a target bonus upon the successful completion of performance objectives in such amount as shall be determined by the Compensation Committee from time to time. Discretionary bonuses may be paid in amounts as determined by the Compensation Committee. In the event that the employment agreement is terminated during the term by either the Company for any reason other than cause or disability or by Mr. Mertz for good reason, Mr. Mertz is entitled to a severance payment in an amount equal to two and one-half times his then current salary and 30 months continued paid participation in all Company health, disability and life insurance programs. In the event of a change of control, the obligations of the Company under the employment agreement do not expire less than 30 months following the change of control. Upon the termination of the employment agreement, Mr. Mertz agreed not to compete with the Company, directly or indirectly, for a period of two years.

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

In addition to the compensation (including bonuses) provided for under his employment agreement, Mr. Witteveen also received bonuses under a bonus plan the Compensation Committee of our Board of Directors adopted effective January 1, 2000, with three measures of incentive bonus performance: (1) increase in stock price; (2) increase in net income; and (3) maintaining an investment grade debt rating. Based upon the plan as adopted, Mr. Witteveen received an additional bonus for 2002, as follows:

Increase in Net Income: To the extent that our net income exceeded that of the highest previous year, a bonus equal to 10% of the increase was to be paid to our Chief Operating Officer. No bonus was paid to Mr. Witteveen in respect to this performance measure for 2002.

Investment Grade Rating: Mr. Witteveen was entitled to a bonus of $100,000 for each year in which we maintained an investment grade debt rating by either Moody's or Standard and Poor's at year-end. Under this measure, Mr. Witteveen received a bonus of $100,000 for 2002.

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

Separation Agreements

On July 17, 2003, Mitchell I. Gordon, who had been our Executive Vice President and Chief Financial Officer, resigned as an employee and officer of the Company. Pursuant to his resignation, we entered into a separation agreement under which Mr. Gordon received a payment of $200,000 (his accrued bonus for 2003) and an additional payment of $800,000 and over the next four years will receive other payments totaling an additional $3,200,000. In the event of a change of control of the Company these payment obligations would accelerate. In accordance with the terms of the separation agreement, Mr. Gordon will continue to receive certain benefits over the next five years including health, life, disability and accident insurance as well as a car allowance, at the same cost to Mr. Gordon as if Mr. Gordon had continued to be an executive officer of the Company. Mr. Gordon also is provided an office allowance. The cost to us of these continued benefits to the former executive will amount to approximately $107,000. The separation agreement provided for the immediate vesting of Mr. Gordon's stock options. Under the separation agreement, Mr. Gordon agreed to provide certain consulting services to us. In October 2003, Mr. Gordon resigned from his positions as a director of the Company and its affiliates. In connection with Mr. Gordon's separation agreement, Mr. Gordon's prior employment agreement (which would have continued until December 31, 2003) was terminated and each of the Company and Mr. Gordon relinquished certain rights there under.

On October 9, 2003, Raoul Witteveen, who had served as our President and Chief Operating Officer, resigned as an employee, officer and director of the Company and its affiliates. At the time of his resignation, we and Mr. Witteveen reached an understanding regarding the severance and other principal terms that would be set forth in a separation agreement to be entered into between us and Mr. Witteveen. Under the terms agreed upon, Mr. Witteveen received an amount equal to his full 2003 annual base salary ($632,835) for each year through October 9, 2005 as well as health, life, disability and accident insurance and reimbursements through the same date. Mr. Witteveen was provided with an office allowance, an allowance for an executive assistant, and an automobile allowance, in each case through October 9, 2004. The cost to us of these continued benefits to the former executive was approximately $211,000. It was also agreed that Mr. Witteveen's outstanding stock options, all of which were fully vested as of the date of his resignation, would be exercisable until October 9, 2005, and that Mr. Witteveen's future sale of common stock would be subject to certain volume restrictions and a right of first refusal on the part of Interpool and its affiliates. As part of the separation agreement, Mr. Witteveen agreed not to engage in a competing business, either directly or indirectly, for a period of two years from his resignation date. In connection with Mr. Witteveen's separation agreement, Mr. Witteveen's prior employment agreement (which would have continued until 2010) was terminated and Mr. Witteveen relinquished his rights there under. A definitive separation agreement incorporating these terms was executed on August 10, 2004.

In January 2005, in response to a recent change in United States tax laws potentially affecting future payments to be made to Mr. Witteveen under his separation agreement, we and Mr. Witteveen entered into a modification to his separation agreement pursuant to which, in lieu of the remaining monthly payments through October 2005 and other amounts to which Mr. Witteveen would have been entitled under his original separation agreement, we paid him a lump sum of $467,473. To secure the performance of his future obligations to us under the separation agreement, Mr. Witteveen pledged to us a total of 22,114 shares of our common stock (having a market value at that time of approximately $520,000). Such pledged shares will be released to Mr. Witteveen in installments through October 2005, subject to his continued compliance with his obligations under the modified separation agreement.

Deferred Bonus Plan

In November 2002, our Board of Directors approved a Deferred Bonus Plan under which employees of Interpool and our affiliates who received discretionary year-end bonuses of greater than $50,000 received such bonuses partly in cash and partly in the form of an award of Interpool common stock. Bonus stock awards under this plan vest in equal installments over a five-year period, unless the recipient elected to have the award vest over a ten-year period or the Board of Directors specified another period. The unvested portion of any bonus stock award will vest immediately if a change in control of Interpool occurs, if the employee is terminated without cause, if the employee resigns for a good reason, if the employee dies or becomes permanently disabled, or in any other circumstance deemed appropriate by the Board of Directors. If a recipient resigns voluntarily without a good reason or is terminated for cause, the employee would forfeit any unvested portion of any bonus stock award. The number of shares covered by any bonus stock award was determined based upon a 10% discount from the market price of Interpool common stock at year-end, except that the discount was 30% for any bonus stock awards that vest over ten years. Under the Plan, each employee granted a bonus stock award has the right to require us to purchase from the employee a total number of shares equal to the number covered by the bonus stock award.

On January 2, 2003, the Company granted to 12 eligible employees 139,067 shares of restricted stock that had a fair value of $16.83 per share at the grant date, 4,641 of which vest over a five year period, 74,019 vest over a ten year period and 60,407 were forfeited. During the fourth quarter 2003, in accordance with the terms of the separation agreement with the Company's previous President and Chief Operating Officer, 60,407 unvested shares were forfeited.

On January 2, 2004, the Company granted to 17 eligible employees 27,259 shares of restricted stock that had a fair value of $13.60 per share at the grant date, 7,301 of which vest over a five year period, 19,958 vest over a ten year period. During the first quarter 2004, our Chief Executive Officer elected to voluntarily relinquish his entire 2002 bonus including 60,407 unvested shares of restricted stock.

In September 2004, the Board of Directors terminated the Deferred Bonus Plan. All stock previously issued under the Deferred Bonus Plan will continue to be subject to the terms of the Deferred Bonus Plan. However, future bonuses will not be subject to the terms of the Deferred Bonus Plan.

Back to Contents

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of March 1, 2005 by certain beneficial owners, each of the Company's directors, certain executive officers and all executive officers and directors as a group.

                                                                          Options
                                                                        Exercisable
                                                         Number of        Within       Percentage
Name of Beneficial Owner                                 Shares (1)       60 Days     Of Class (1)
------------------------                                 ----------     ------------  -------------
Officers and Directors:
Martin Tuchman (2)(3)                                     9,314,643      2,280,000         30.48%
Arthur L. Burns                                             210,008         96,563          *
Warren L. Serenbetz, Jr.(4)(5)(6)(11)                       473,726              0          1.67%
Peter D. Halstead                                            67,500         60,000          *
Clifton H. W. Maloney                                        15,000         15,000          *
Joseph J. Whalen                                             37,500         37,500          *
William J. Shea, Jr.                                              0              0          *
Michael S. Mathews                                                0              0          *
William A. Geoghan (7)                                        9,398          7,500          *
Herbert Mertz (7)                                             9,371          7,500          *
Richard W. Gross (7)                                          2,333              0          *
Brian Tracey                                                  1,176              0          *
James F. Walsh (7)                                               25              0          *
Christopher N. Fermanis (7)                                   1,345              0          *
Executive officers and directors as a
   group (fourteen persons, as of January 2, 2005)       10,142,025      2,504,063         32.94%
Other Stockholders:
Hickory Enterprises, L.P. (8)(9)                          4,654,489              0         16.46%
  165 Signal Hill North
  Wilton, CT 06897
Raoul J. Witteveen (10)                                   4,712,429      1,140,000         16.02%
  Surinamesttaat 37
  2585 CH The Hague
  The Netherlands
Warren L. Serenbetz (4)(6)(12)                              821,142              0          2.90%
  695 West Street
  Harrison, NY 10528
Paul H. Serenbetz (4)(5)                                    291,756              0          1.03%
  12 Howard Avenue
  New Haven, CT 06519
Stuart W. Serenbetz (4)(5)(7)                               292,096              0          1.03%
  Stonebridge Development Corp.
  6 Hickory Drive
  Stamford, CT 06902
Clay R. Serenbetz (4)(5)                                    292,646              0          1.03%
  695 West Street
  Harrison, NY 10528
The Chartres Limited Partnership (13)                        90,000              0          *
  c/o Interpool, Inc.
  633 Third Avenue
  New York, NY 10017
Other Stockholders as a group                            11,154,558      1,140,000         37.91

__________

*Less than 1%

(1)	Includes shares subject to options which are exercisable within 60 days. In the event that all said options were exercised, the total number of outstanding shares of the Company's common stock would be 32,451,141. The percentage of class is calculated on the basis of an assumption that only the named individual exercised all of his options. Does not include the following options not exercisable within 60 days: Herbert Mertz; 50,000; Peter D. Halstead, 15,000; Joseph J. Whalen, 15,000; Clifton H. W. Maloney, 15,000; Michael S. Mathews, 15, 000; William J. Shea, Jr., 15,000; Warren L. Serenbetz, Jr., 15,000. Does not include shares which could be issued upon conversion in connection with holdings of the Company's 9.25% Convertible Redeemable Subordinated Debentures with a conversion price of $25.00 per share. Conversion of the holdings of the Debentures would result in a share issuance as follows: Martin Tuchman 80,000 shares; Warren L. Serenbetz and related entities and family members 106,906 shares; Arthur Burns 9,600 shares; Peter Halstead 1,000 shares; Joseph Whalen 8,000 shares; Clifton Maloney 2,000 shares; Richard W. Gross 8,000 shares; and Herbert Mertz 2,400 shares.

(2)	The business address of Mr. Tuchman is 211 College Road East, Princeton, New Jersey 08540.

(3)	Includes 6,779,641 shares directly held by Mr. Tuchman; 8,668 shares held by a pension plan f/b/o Mr. Tuchman; 46,619 shares held by a revocable grantor trust of which Mr. Tuchman is the grantor and trustee and Mr. Tuchman's brother is the beneficiary; 7,000 shares held by the Tuchman Foundation; 5,797 shares representing Mr. Tuchman's 51.3% interest in shares held by Kingstone Capital Group, LLC, a New Jersey limited liability company; 1,500 shares held by a pension plan f/b/o Mr. Tuchman's wife; 182,381 shares held by Princeton International Properties, Inc., a New Jersey corporation owned by Mr. Tuchman and his wife; and 3,037 shares held by Mr. Tuchman's wife.

(4)	Does not include Mr. Serenbetz's interest in shares held by Hickory described in footnote (8) below.

(5)	Each of Warren L. Serenbetz, Jr., Paul H. Serenbetz, Stuart W. Serenbetz and Clay R. Serenbetz is a son of Warren L. Serenbetz. None of Mr. Serenbetz's sons are minors.

(6)	At the stockholder meeting on December 15, 2004, Warren L. Serenbetz, Jr. was elected to the board of directors. Warren L. Serenbetz, who previously served as a director, did not stand for reelection to the board.

(7)	Includes indirect beneficial ownership of shares held by immediate family members.

(8)	In 1994, Hickory Enterprises, L.P., a Delaware limited partnership ("Hickory") was formed. Warren L. Serenbetz contributed shares of the Company's common stock in exchange for a limited partnership interest in Hickory. Each of Warren L. Serenbetz, Jr., Stuart W. Serenbetz, Paul H. Serenbetz and Clay R. Serenbetz contributed shares of the Company's common stock in exchange for a general partnership and limited partnership interest in Hickory. Each of the four general partners in Hickory has one vote in matters before Hickory. Warren L. Serenbetz, as solely a limited partner, does not have any voting rights or rights to participate in the management or operations of Hickory.

(9)	Includes 117,000 shares held by an exchange fund as to which Hickory Enterprises retains certain voting rights.

(10)	Includes 3,467,730 shares directly held by Mr. Witteveen; 101,210 shares held by an exchange fund as to which Mr. Witteveen retains certain voting rights; 1,500 shares of which Mr. Witteveen's wife is the record owner; and 1,989 shares representing Mr. Witteveen's interest in shares held by Kingstone Capital Group, LLC, a New Jersey limited liability company.

(11)	Includes 182,380 shares held by the Radcliff Group, Inc. and 1200 shares owned by family members.

(12)	The Warren L. Serenbetz Revocable Trust, of which Warren L. Serenbetz is the trustee, is the record owner of these shares of the Company's common stock. The beneficiaries of the Warren L. Serenbetz Revocable Trust are members of the immediate family of Warren L. Serenbetz.

(13)	On February 1, 1995, Arthur L. Burns entered into an Agreement of Limited Partnership pursuant to which Mr. Burns contributed 90,000 shares of restricted common stock to The Chartres Limited Partnership ("Chartres"), in exchange for a 98% limited partnership interest in Chartres. Each of Meredith K. Burns and Kristin M. Reynolds, daughters of Arthur L. Burns, are the other limited partners and the general partners of Chartres. Limited partners do not have any voting rights or rights to participate in the management or operation of Chartres.

Equity Compensation Plan Information

The following presents equity compensation plan information as of December 31, 2004. This table does not include shares issuable under the Deferred Bonus Plan (the "Bonus Plan") as outlined in Note 16 to the Consolidated Financial Statements. In September 2004, the Board of Directors terminated the Bonus Plan. All stock previously granted under the Plan will continue to be subject to the terms of the Plan.

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
                                           (a)                          (b)                future issuance under
                                 Number of securities to        Weighted-average           equity compensation
                                 be issued upon exercise        exercise price of          plans (excluding
                                 of outstanding options,        outstanding options,       securities reflected
Plan Category                    warrants and rights            warrants and rights        in column (a))
-------------                    -----------------------        -------------------        -----------------------

Equity compensation plans
approved by security holders              3,938,063                       10.59                     1,660,000

Equity compensation plans not
approved by security holders                -----                         -----                        -----
                                          ---------                   ---------                   -----------
Total                                     3,938,063                       10.59                     1,660,000

For a description of these plans see Item 10 and Note 14 to the Consolidated Financial Statements.

Rule 10b5-1 Trading Plans

In March 2005, Mr. Tuchman, our Chief Executive Officer, adopted a personal trading plan as part of a long-term strategy for asset diversification and liquidity, in accordance with the Securities and Exchange Commission's Rule 10b5-1. Under the plan, up to 153,000 shares of common stock Mr. Tuchman currently owns may be systematically sold at market prices on sale dates beginning April 18, 2005 in daily amounts predetermined by the plan. Mr. Tuchman's 10b5-1 plan terminates on the date on which all the shares subject to the plan have been sold, or on April 20, 2006, whichever occurs first.

Rule 10b5-1 allows officers and directors, at a time when they are not in possession of material non-public information, to adopt written plans to sell shares on a regular basis under pre-arranged terms, regardless of any subsequent non-public information they may receive. Sales of shares by Mr. Tuchman pursuant to the terms of the plan will be disclosed publicly through Form 144 and Form 4 filings with the Securities and Exchange Commission.

Back to Contents

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Effective as of July 1, 2001, we restructured our relationship with The Ivy Group and its principals to provide us with managerial control over these 6,047 chassis. As a result of the restructuring, the partners of The Ivy Group contributed these 6,047 chassis and certain other assets and liabilities to our newly formed subsidiary, Chassis Holdings I, LLC, in exchange for $26.0 million face value of preferred membership units and 10% of the common membership units, and Trac Lease contributed 902 chassis and two thousand dollars in cash to Chassis Holdings in exchange for $3.0 million face value of preferred membership units and 90% of the common membership units. The preferred membership units are entitled to receive a preferred return prior to the receipt of any distributions by the holders of the common membership units. The value of the contributed chassis was determined by taking the arithmetic average of the results of independent appraisals performed by three nationally recognized appraisal firms that were engaged by us in connection with our establishment of a chassis securitization facility in July 2000. As the managing member of Chassis Holdings, Trac Lease exercises sole managerial control over the entity's operations. Chassis Holdings leases all of its chassis to Trac Lease at a rental rate equal to the then current Trac Lease fleet average per diem. Chassis Holdings and the holders of the preferred membership units are party to a Put/Call Agreement which provides that the holders of preferred units may put such units to Chassis Holdings under certain circumstances and Chassis Holdings has the right to redeem such units under certain circumstances. Chassis Holdings will be required to make certain option payments to the holders of the preferred membership units in order to preserve its right to redeem such units. Dividends paid on the common units and distributions on the preferred units totaling $3.1 million, $2.9 million and $3.1 million for 2004, 2003, and 2002, respectively, are included in minority interest expense in the accompanying consolidated statement of income.

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

The Ivy Group Guarantee of PCR Line of Credit

In connection with the sale of PCR in December 2001, Martin Tuchman and Raoul Witteveen agreed in March 2002 to guarantee a pre-existing line of credit between PCR and Yardville National Bank in the amount of $3,000,000 and the Company was released from a guarantee it had previously executed. This guarantee was subsequently paid off through advances made to PCR by The Ivy Group. PCR's line of credit with Yardville National Bank was reduced to $1,666,000 in March 2002 and later increased to $2,000,000 in September 2002. Advances amounting to $1,983,134 and $698,000 in 2002 and 2003, respectively, were made to PCR by The Ivy Group to pay off borrowings under the line of credit and to provide working capital. The Ivy Group is a partnership controlled by certain current and former officers and directors of the Company. The advances made by The Ivy Group to PCR were considered capital contributions to the Company and payments by the Company to PCR. The payments to PCR have been determined to be uncollectible and were expensed by the Company in 2002 and included in other (income)/expense, net. Payments made in 2002 amounting to $1,983,134 have been included in additional paid-in-capital. The remaining payments made in 2003 of $698,000 have been included in accounts payable and accrued expenses at December 31, 2002 and were reclassified to additional paid-in-capital in the period when the payments were made.

Eurochassis L.P. Transactions

Eurochassis L.P., a New Jersey limited partnership in which Raoul J. Witteveen, our former President and a major stockholder, is one of the limited partners and the general partner, leases 100 chassis to Trac Lease for an annual lease payment of approximately $86,000. The annual lease term renews automatically unless canceled or renewed upon renegotiated lease rate terms by either party prior to the first day of the renewal period. The members of the Board of Directors have unanimously determined that the terms of all arrangements between Eurochassis L.P. and Trac Lease are beneficial and fair to the Company.

Radcliff Consultation Services Agreement

We entered into a Consultation Services Agreement with Radcliff Group, Inc. dated as of January 1, 1992, as amended and restated in February 1993, pursuant to which Radcliff Group appointed Warren L. Serenbetz, a stockholder and director of the Company through December 15, 2004, as Executive Consultant. The Consultation Services Agreement was terminated as of January 1, 1995. In accordance with the terms of the Consultation Services Agreement, following such termination Radcliff Group remained entitled to receive its full annual consultation services fee in the amount of $492,000 through December 31, 2002 and reimbursement to both the designated Executive Consultant and his spouse of all health related costs and expenses that were not advanced or reimbursed to the Executive Consultant pursuant to our medical and dental insurance plans through December 2007.

Executive Office Lease

During 2001 and a portion of 2002, we leased approximately 28,500 square feet of commercial space for our executive offices in Princeton, New Jersey from 211 College Road Associates, a New Jersey general partnership. Martin Tuchman, a Director and the Chief Executive Officer and Warren L. Serenbetz, a director of the Company, through December 15, 2004, held a direct or indirect equity interest of 89.73% in 211 College Road Associates. The 2001 annual base rental for this property was approximately $557,000 under a triple net lease expiring in 2010. In the opinion of our management, rent paid under this lease did not exceed rent that we would have paid in an arms' length transaction with an unrelated third party.

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

Bank Loans

In April 2003 and August 2003 we borrowed $16,000,000 and $7,000,000, respectively, from Yardville National Bank, a subsidiary of an entity in which our Chief Executive Officer owns approximately five percent of the common stock and serves on the Executive Committee of the Board of Directors. The term of the $16,000,000 loan was three years. Thirty four fixed monthly principal payments of $250,000 commencing May 25, 2003 were due with a final principal payment of $7,500,000 due on March 25, 2006. Interest, at an initial rate of 4.25%, was adjusted monthly to the prime rate as published in the Wall Street Journal subject to a 4% minimum and 5% maximum per annum rate.

The term of the $7,000,000 loan was five years. Fifty nine fixed monthly principal payments of $75,000 commencing September 7, 2003 were due with a final principal payment of $2,575,000 due on August 7, 2008. Interest, at an initial rate of 4% was adjusted monthly to the prime rate as published in the Wall Street Journal subject to a 4% minimum and 6% maximum per annum rate.

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

During November 2004, all outstanding borrowings from Yardville National bank were paid in full.

Fathom Co., LTD Agency Fees

We paid Fathom Co., LTD ("Fathom"), our local representative in Taiwan, $116,400 for each of the years ended December 31, 2004, 2003 and 2002 to represent us with the Taiwan depots that store and repair damaged containers and to provide customer support. Fathom is owned by a Regional Vice President of Interpool Limited (who is not an executive officer of the Company) and members of his family. Management has determined that the fee for these services between Fathom and Interpool Limited are beneficial and fair to the Company.

Back to Contents

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accounting Fees and Services

The following table sets forth the aggregate fees billed to the Company by KPMG for professional services rendered for the fiscal year ended December 31 of the year indicated:

                                             2004                2003
                                             -----               ----
         Audit Fees (1)                $ 2,225,000            $1,630,000
         Tax Fees                           10,000                14,000
                                       -----------            ----------
         Total Fees                    $ 2,235,000            $1,644,000
                                       ===========            ==========

_____________________

(1) Includes services relating to audit of the annual consolidated financial statements included in our Annual Report on Form 10-K, the review of interim financial information included in our quarterly reports on Form 10-Q and the audit of internal controls over financial reporting.

All fees described above under Audit-Related Fees, Tax Fees and All Other Fees were approved by our Audit Committee or by the chairman of our Audit Committee.

All Other Fees

There were no fees billed by our independent auditors during the years ended December 31, 2004 and 2003 for products and services, other than the services rendered in connection with the audit of the annual consolidated financial statements included in our Annual Report on Form 10-K, the review of interim financial information included in our quarterly reports on Form 10-Q and services primarily related to consultation on tax planning matters.

Relationship with Independent Accountants

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

Back to Contents

PART IV

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

INTERPOOL, INC.

Report of Independent Public Accountants
Consolidated Balance Sheets--At December 31, 2004 and 2003
Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004,
2003 and 2002 Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

Schedule II-- Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable regulations of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) EXHIBITS

3.1	—	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

3.2	—	Form of Restated Bylaws of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

4.1	—	Form of Certificate representing the Common Stock (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

4.2	—	Form of Indenture between the Company and The Bank of New York, as trustee, relating to the 9.25% Convertible Redeemable Subordinated Debentures (incorporated herein by reference is the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

4.3	—	Form of First Supplemental Indenture between the Company and The Bank of New York, as trustee, relating to the 9.25% Convertible Redeemable Subordinated Debentures (incorporated herein by reference is the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

4.4	—	Form of Subscription Rights Agreement (incorporated herein by reference is the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

4.5	—	Form of Subscription Documentation for Standby Purchasers (incorporated herein by reference is the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

4.6	—	Indenture between the Company and United States Trust Company of New York, as Trustee, related to the 7.35% Notes dated July 29, 1997 (incorporated herein by reference to the Company's Current Report on Form 8-K, dated July 29, 1997).

4.7	—	Indenture between the Company and United States Trust Company of New York, as trustee, related to the 7.20% Notes, dated August 5, 1997 (incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-38705)).

4.8	—	Indenture between the Company and IBJ Schroeder Bank & Trust Company, as Trustee, related to the Junior Subordinated Debt Securities dated January 27, 1997 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1996).

4.9	—	First Supplemental Indenture between the Company and IBJ Schroeder Bank & Trust Company, as Trustee, related to the 9-7/8% Series A and Series B Junior Subordinated Deferrable Interest Debentures dated January 27, 1997 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1996).

4.10	—	Indenture dated as of September 14, 2004, between the Company and US Bank, as trustee relating to the 6.0% Notes (incorporated by reference to the Company's report on Form 8-K filed on September 15, 2004).

10.1	—	Purchase Agreement dated as of January 30, 1993 by and between Sequa Capital Corp. and the Company, as amended as of March 5, 1993 (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.2	—	Restructuring Agreement as of August 5, 1992 among the Company, Trac Lease, Radcliff Group, Interpool Limited, Sequa Capital Corp., Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Paul H. Serenbetz, Stuart W. Serenbetz and Clay R. Serenbetz (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.3	—	Employment Agreement dated as of January 1, 1992 by and between Martin Tuchman and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.4	—	Employment Agreement dated as of October 1, 2003 by and between Herbert Mertz and the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002).

10.5	—	Employment Agreement dated as of October 1, 2004 by and between Herbert Mertz and the Company.

10.6	—	Employment Agreement dated as of July 1, 2004 by and between Arthur L. Burns and the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003).

10.7	—	Employment Agreement dated as of July 1, 2004 by and between James F. Walsh and the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003).

10.8	—	Employment Agreement dated as of July 1, 2004 by and between Richard W. Gross and the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003).

10.9	—	Consultation Services Agreement dated as of January 1, 1992 by and between Radcliff Group and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.10	—	1993 Stock Option Plan for Executive Officers and Directors (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.11	—	Stockholders' Agreement dated as of May 4, 1993, among the Company and Messrs. Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Clay R. Serenbetz, Paul H. Serenbetz, Stuart W. Serenbetz and Arthur L. Burns and the Serenbetz Trust (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.12	—	Non-Compete Agreement dated as of May 4, 1993, by and between The Ivy Group and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-71538)).

10.13	—	Lease Agreements by and between 211 College Road Associates and Interpool Limited and 211 College Road Associates and Microtech Leasing (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.14	—	Lease Agreement dated December 30, 1986 between Princeton Intermodal Equipment Trust I and Trac Lease (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.15	—	Lease Agreements between The Ivy Group and Trac Lease (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.16	—	Amendment No. 1, dated August 10, 1992, to Secured Promissory Note and Chattel Mortgage, Security Agreement and Assignment by and between The Ivy Group and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.17	—	Chassis Lease Agreement dated as of August 15, 1992 by and between Eurochassis L.P. and Trac Lease (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.18	—	Transfer and Subscription Agreement among Radcliff Group, Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Clay R. Serenbetz, Paul H. Serenbetz, Stuart W. Serenbetz, the Serenbetz Trust and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.19	—	Exchange and Subscription Agreement by and between the Company and Arthur L. Burns (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.20	—	Demand promissory notes of the Company payable to Martin Tuchman, Warren L. Serenbetz and Princeton International Properties (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.21	—	Indemnity Agreement between the Company and other directors (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.22	—	Agreement between Arthur L. Burns regarding certain litigation (incorporated herein by reference to the Company's Registration Statement on Form S (Reg. No. 33-59498)).

10.23	—	Series A Capital Securities Guarantee Agreement dated January 27, 1997 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1996).

10.24	—	Agreement of Merger dated March 15, 1996 among Trac Lease, Inc., Trac Lease Merger Corp. and the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1995).

10.25	—	Letter Agreement between The Ivy Group and the Company (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1995).

10.26	—	Chassis Lease Agreement dated January 1, 1998 between The Ivy Group and Trac Lease, Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2000).

10.27	—	Consulting Agreement between the Company and Atlas Capital Partners dated February 28, 1998 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for period ended June 30, 1998).

10.28	—	Asset Purchase Agreement, dated as of July 27, 2000 by and between the Company and Transamerica Leasing, Inc. (incorporated herein by reference to the Company's Form 8-K filed on November 3, 2000).

10.29	—	Amendment No. 1 to the Asset Purchase Agreement dated October 24, 2000 by and between the Company and Transamerica Leasing, Inc. (incorporated herein by reference to the Company's Form 8-K filed on November 3, 2000).

10.30	—	Chassis Lease Agreement dated January 1, 2001 between The Ivy Group and Trac Lease, Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2000).

10.31	—	Asset Purchase Agreement, dated as of January 26, 2001, by and between Interpool, Inc. and Transport International Pool, Inc. (incorporated herein by reference to the Company's Form 8-K filed on April 3, 2001).

10.32	—	Amendment No. 1 to the Asset Purchase Agreement, dated as of March 30, 2001, by and between the Company and Transport International Pool, Inc. (incorporated herein by reference to the Company's Form 8-K filed on April 3, 2001).

10.33	—	Chassis Holdings I LLC Operating Agreement dated as of July 1, 2001 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2001).

10.34	—	Chassis Holdings I LLC Put/Call Agreement dated as of July 1, 2001 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2001).

10.35	—	Sale and Purchase Agreement between 211 College Road Associates and the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2001).

10.36	—	Third Amended and Restated Senior Loan and Security Agreement dated as of December 17, 1997 among the Company, Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with CoreStates Bank, N.A., as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed Herein, as Lenders (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

10.37	—	First Amendment to Third Amended and Restated Senior Loan and Security Agreement dated as of November 17, 1998 among the Company, Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with First Union National Bank (Successor to CoreStates Bank, N.A.), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed Herein, as Lenders (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

10.38	—	Second Amendment to Third Amended and Restated Senior Loan and Security Agreement dated as of May 26, 2000 among the Company, Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with First Union National Bank (Successor to CoreStates Bank, N.A.), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed Herein, as Lenders (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

10.39	—	Third Amendment to Third Amended and Restated Senior Loan and Security Agreement dated as of July 20, 2000 among the Company, Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with First Union National Bank (Successor to CoreStates Bank, N.A.), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed Herein, as Lenders (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

10.40	—	Fourth Amendment to Third Amended and Restated Senior Loan and Security Agreement dated as of October 6, 2000 among the Company, Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with First Union National Bank (Successor to CoreStates Bank, N.A.), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed Herein, as Lenders (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

10.41	—	Fifth Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of August 23, 2002 among the Company, Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002).

10.42	—	Sixth Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of March 31, 2002 among the Company, Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002).

10.43	—	Seventh Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of May 30, 2003 among the Company, Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002).

10.44	—	Eighth Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of July 31, 2003 among the Company, Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002).

10.45	—	Ninth Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of October 31, 2003 among the Company, Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002).

10.46	—	Tenth Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of January 8, 2004 among the Company, Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002).

10.47	—	Eleventh Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of February 25, 2004 among the Company, Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002).

10.48	—	Separation Agreement between Mitchell I. Gordon and Interpool, Inc. dated as of July 15, 2003 (incorporated by reference to the Company's Form 8-K Filed on August 5, 2003).

10.49	—	Separation Agreement between Raoul Witteveen and Interpool, Inc. dated as of August 10, 2004 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003).

10.50	—	Securities Purchase Agreement dated as of September 14, 2004 among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated by reference to the Company's report on Form 8-K filed on September 15, 2004).

10.51	—	Warrant Agreement dated as of September 14, 2004, between the Company and US Bank, as warrant agent (incorporated by reference to the Company's report on Form 8-K filed on September 15, 2004).

10.52	—	Notes Registration Rights Agreement dates as of September 14, 2004 among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated by reference to the Company's report on Form 8-K filed on September 15, 2004).

10.53	—	Investor Rights Agreement dates as of September 14, 2004 among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated by reference to the Company's report on Form 8-K filed on September 15, 2004).

10.54	—	Amended and Restated Credit Agreement dated as of November 1, 2004 among Interpool Container Funding, SRL, the Company and Fortis Bank (Nederland) N.V. (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2004 filed on November 12, 2004).

10.55	—	Form of Note Purchase Agreement dated as of November 29, 2004 among the Company and eight institutional investors (incorporated by reference to the Company's report on Form 8-K filed on December 2, 2004).

10.56	—	Form of Notes Registration Rights Agreement dated as of November 29, 2004 between the Company and eight institutional investors (incorporated by reference to the Company's report on Form 8-K filed on December 2, 2004).

10.57	—	2004 Stock Option Plan for Key Employees and Directors of Interpool, Inc. (incorporated herein by reference to the Company's Schedule 14A filed on November 24, 2004).

10.58	—	Interpool, Inc. 2004 Non-Qualified Stock Option Plan for Non-Employee, Non-Officer Directors (incorporated herein by reference to the Company's Schedule 14A filed on November 24, 2004).

10.59	—	Voting Agreement dated September 10, 2004.

10.60	—	Revolving Credit Agreement dated as of December 29, 2004 among Interpool Limited, DVB Bank N.V. and the Lenders named therein.

10.61	—	Security Agreement dated as of December 29, 2004 made by Interpool Limited in favor of DVB Bank N.V.

10.62	—	Third Amended and Restated Credit Agreement dated as of March 15, 2005 among Interpool Container Funding, SRL, the Company, Fortis Bank (Netherland) N.V. and the Lenders named therein (incorporated by reference to the Company's report on Form 8-K filed March 23, 2005).

10.63	—	Third Amended and Restated Servicing Agreement dated as of March 15, 2005 between Interpool Limited and Interpool Container Funding, SRL (incorporated by reference to the Company's report on Form 8-K filed March 23, 2005).

10.64	—	Rule 10b5-1 Sales Plan between Martin Tuchman and Goldman, Sachs & Co., dated as of March 16, 2005.

14.1	—	Code of Business Conduct and Ethics (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002).

21.1	—	Subsidiaries of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-71538)).

31.1	—	Certification of Martin Tuchman.

31.2	—	Certification of James F. Walsh.

32.1	—	Certification of Martin Tuchman.

32.2	—	Certification of James F. Walsh.

Report of Independent Registered Public Accounting Firm on Supplementary Information

The Board of Directors
Interpool, Inc.:

We have audited and reported separately herein on the consolidated balance sheets of Interpool, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II included in this Annual Report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for (i) goodwill and (ii) the impairment or disposal of long-lived assets.

(Signed) KPMG LLP

Short Hills, N.J.
March 28, 2005

INTERPOOL, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

ALLOWANCE FOR DOUBTFUL ACCOUNTS

(in thousands)

                                                                    Reclassification
                                                                    of Liabilities
                                                                      of Business
                                                                      Transferred                                       Balance
                                Balance at    Charge to                  Under                                             at
                                Beginning     Costs and               Contractual                                        End of
                                 of Year      Expenses     Acquired    Agreement   (Write-offs)  Recoveries   Other       Year
                                ----------   ----------    --------  -------------  -----------  ----------   -----     -------

Year Ended December 31, 2004      $16,358        $1,476       $---         $---       $(5,247)     $1,507        $(3)   $14,091
                                  =======        ======       ====         ====       =======      ======        ===    =======

Year Ended December 31, 2003      $14,033        $4,248       $---         $---       $(2,140)       $226        $(9)   $16,358
                                  =======        ======       ====         ====       =======        ====        ===    =======

Year Ended December 31, 2002       $6,674        $7,843     $1,898         $---       $(2,504)       $132       $(10)   $14,033
                                   ======        ======     ======         ====       =======        ====       ====    =======

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPOOL, INC. (Registrant)

March 28, 2005	By /s/ Martin Tuchman Martin Tuchman Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 28, 2005	By /s/ Martin Tuchman Martin Tuchman Chairman of the Board of Directors, Chief Executive Officer, President, Chief Operating Officer and Director

March 28, 2005	By /s/ Warren L. Serenbetz, Jr. Warren L. Serenbetz, Jr. Director

March 28, 2005	By /s/ Arthur L. Burns Arthur L. Burns Executive Vice President, General Counsel and Director

March 28, 2005	By /s/ Peter D. Halstead Peter D. Halstead Director

March 28, 2005	By /s/ Joseph J. Whalen Joseph J. Whalen Director

March 28, 2005	By /s/ Clifton H. W. Maloney Clifton H. W. Maloney Director

March 28, 2005	By /s/ James F. Walsh James F. Walsh Executive Vice President and Chief Financial Officer

March 28, 2005	By /s/ Brian Tracey Brian Tracey Senior Vice President (Chief Accounting Officer)

March 28, 2005	By /s/ Michael S. Mathews Michael S. Mathews Director

March 28, 2005	By /s/ William J. Shea, Jr. William J. Shea, Jr. Director

EXHIBIT INDEX

3.1	—	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

3.2	—	Form of Restated Bylaws of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

4.1	—	Form of Certificate representing the Common Stock (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

4.2	—	Form of Indenture between the Company and The Bank of New York, as trustee, relating to the 9.25% Convertible Redeemable Subordinated Debentures (incorporated herein by reference is the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

4.3	—	Form of First Supplemental Indenture between the Company and The Bank of New York, as trustee, relating to the 9.25% Convertible Redeemable Subordinated Debentures (incorporated herein by reference is the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

4.4	—	Form of Subscription Rights Agreement (incorporated herein by reference is the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

4.5	—	Form of Subscription Documentation for Standby Purchasers (incorporated herein by reference is the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

4.6	—	Indenture between the Company and United States Trust Company of New York, as Trustee, related to the 7.35% Notes dated July 29, 1997 (incorporated herein by reference to the Company's Current Report on Form 8-K, dated July 29, 1997).

4.7	—	Indenture between the Company and United States Trust Company of New York, as trustee, related to the 7.20% Notes, dated August 5, 1997 (incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-38705)).

4.8	—	Indenture between the Company and IBJ Schroeder Bank & Trust Company, as Trustee, related to the Junior Subordinated Debt Securities dated January 27, 1997 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1996).

4.9	—	First Supplemental Indenture between the Company and IBJ Schroeder Bank & Trust Company, as Trustee, related to the 9-7/8% Series A and Series B Junior Subordinated Deferrable Interest Debentures dated January 27, 1997 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1996).

4.10	—	Indenture dated as of September 14, 2004, between the Company and US Bank, as trustee relating to the 6.0% notes (incorporated by reference to the Company's report on Form 8-K filed on September 15, 2004).

10.1	—	Purchase Agreement dated as of January 30, 1993 by and between Sequa Capital Corp. and the Company, as amended as of March 5, 1993 (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.2	—	Restructuring Agreement as of August 5, 1992 among the Company, Trac Lease, Radcliff Group, Interpool Limited, Sequa Capital Corp., Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Paul H. Serenbetz, Stuart W. Serenbetz and Clay R. Serenbetz (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.3	—	Employment Agreement dated as of January 1, 1992 by and between Martin Tuchman and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.4	—	Employment Agreement dated as of October 1, 2003 by and between Herbert Mertz and the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002).

10.5	—	Employment Agreement dated as of October 1, 2004 by and between Herbert Mertz and the Company.

10.6	—	Employment Agreement dated as of July 1, 2004 by and between Arthur L. Burns and the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003).

10.7	—	Employment Agreement dated as of July 1, 2004 by and between James F. Walsh and the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003).

10.8	—	Employment Agreement dated as of July 1, 2004 by and between Richard W. Gross and the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003).

10.9	—	Consultation Services Agreement dated as of January 1, 1992 by and between Radcliff Group and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.10	—	1993 Stock Option Plan for Executive Officers and Directors (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.11	—	Stockholders' Agreement dated as of May 4, 1993, among the Company and Messrs. Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Clay R. Serenbetz, Paul H. Serenbetz, Stuart W. Serenbetz and Arthur L. Burns and the Serenbetz Trust (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.12	—	Non-Compete Agreement dated as of May 4, 1993, by and between The Ivy Group and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-71538)).

10.13	—	Lease Agreements by and between 211 College Road Associates and Interpool Limited and 211 College Road Associates and Microtech Leasing (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.14	—	Lease Agreement dated December 30, 1986 between Princeton Intermodal Equipment Trust I and Trac Lease (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.15	—	Lease Agreements between The Ivy Group and Trac Lease (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.16	—	Amendment No. 1, dated August 10, 1992, to Secured Promissory Note and Chattel Mortgage, Security Agreement and Assignment by and between The Ivy Group and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.17	—	Chassis Lease Agreement dated as of August 15, 1992 by and between Eurochassis L.P. and Trac Lease (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.18	—	Transfer and Subscription Agreement among Radcliff Group, Martin Tuchman, Raoul J. Witteveen, Warren L. Serenbetz, Warren L. Serenbetz, Jr., Clay R. Serenbetz, Paul H. Serenbetz, Stuart W. Serenbetz, the Serenbetz Trust and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.19	—	Exchange and Subscription Agreement by and between the Company and Arthur L. Burns (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.20	—	Demand promissory notes of the Company payable to Martin Tuchman, Warren L. Serenbetz and Princeton International Properties (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.21	—	Indemnity Agreement between the Company and other directors (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.22	—	Agreement between the Company and Arthur L. Burns regarding certain litigation (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.23	—	Series A Capital Securities Guarantee Agreement dated January 27, 1997 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1996).

10.24	—	Agreement of Merger dated March 15, 1996 among Trac Lease, Inc., Trac Lease Merger Corp. and the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1995).

10.25	—	Letter Agreement between The Ivy Group and the Company (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1995).

10.26	—	Chassis Lease Agreement dated January 1, 1998 between The Ivy Group and Trac Lease, Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2000).

10.27	—	Consulting Agreement between the Company and Atlas Capital Partners dated February 28, 1998 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for period ended June 30, 1998).

10.28	—	Asset Purchase Agreement, dated as of July 27, 2000 by and between the Company and Transamerica Leasing, Inc. (incorporated herein by reference to the Company's Form 8-K filed on November 3, 2000).

10.29	—	Amendment No. 1 to the Asset Purchase Agreement dated October 24, 2000 by and between the Company and Transamerica Leasing, Inc. (incorporated herein by reference to the Company's Form 8-K filed on November 3, 2000).

10.30	—	Chassis Lease Agreement dated January 1, 2001 between The Ivy Group and Trac Lease, Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2000).

10.31	—	Asset Purchase Agreement, dated as of January 26, 2001, by and between Interpool, Inc. and Transport International Pool, Inc. (incorporated herein by reference to the Company's Form 8-K filed on April 3, 2001).

10.32	—	Amendment No. 1 to the Asset Purchase Agreement, dated as of March 30, 2001, by and between the Company and Transport International Pool, Inc. (incorporated herein by reference to the Company's Form 8-K filed on April 3, 2001).

10.33	—	Chassis Holdings I LLC Operating Agreement dated as of July 1, 2001 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2001).

10.34	—	Chassis Holdings I LLC Put/Call Agreement dated as of July 1, 2001 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2001).

10.35	—	Sale and Purchase Agreement between 211 College Road Associates and the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2001).

10.36	—	Third Amended and Restated Senior Loan and Security Agreement dated as of December 17, 1997 among the Company, Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with CoreStates Bank, N.A., as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed Herein, as Lenders (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

10.37	—	First Amendment to Third Amended and Restated Senior Loan and Security Agreement dated as of November 17, 1998 among the Company, Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with First Union National Bank (Successor to CoreStates Bank, N.A.), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed Herein, as Lenders (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

10.38	—	Second Amendment to Third Amended and Restated Senior Loan and Security Agreement dated as of May 26, 2000 among the Company, Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with First Union National Bank (Successor to CoreStates Bank, N.A.), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed Herein, as Lenders (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

10.39	—	Third Amendment to Third Amended and Restated Senior Loan and Security Agreement dated as of July 20, 2000 among the Company, Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with First Union National Bank (Successor to CoreStates Bank, N.A.), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed Herein, as Lenders (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

10.40	—	Fourth Amendment to Third Amended and Restated Senior Loan and Security Agreement dated as of October 6, 2000 among the Company, Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with First Union National Bank (Successor to CoreStates Bank, N.A.), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed Herein, as Lenders (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

10.41	—	Fifth Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of August 23, 2002 among the Company, Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002).

10.42	—	Sixth Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of March 31, 2002 among the Company, Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002).

10.43	—	Seventh Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of May 30, 2003 among the Company, Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002).

10.44	—	Eighth Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of July 31, 2003 among the Company, Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002).

10.45	—	Ninth Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of October 31, 2003 among the Company, Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002).

10.46	—	Tenth Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of January 8, 2004 among the Company, Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002).

10.47	—	Eleventh Amendment to the Third Amended and Restated Senior Loan and Security Agreement dated as of February 25, 2004 among the Company, Trac Lease, Inc., Interpool Limited, Interpool Finance Corp. with Wachovia Bank, National Association (successor to CoreStates Bank, N.A. and f/k/a First Union National Bank), as Agent, and PNC Bank, National Association, as Co-Agent, and the Institutional Lenders listed herein, as Lenders (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002).

10.48	—	Separation Agreement between Mitchell I. Gordon and Interpool, Inc. dated as of July 15, 2003 (incorporated by reference to the Company's Form 8-K Filed on August 5, 2003).

10.49	—	Separation Agreement between Raoul Witteveen and Interpool, Inc. dated as of August 10, 2004 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003).

10.50	—	Securities Purchase Agreement dated as of September 14, 2004 among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated by reference to the Company's report on Form 8-K filed on September 15, 2004).

10.51	—	Warrant Agreement dated as of September 14, 2004, between the Company and US Bank, as warrant agent (incorporated by reference to the Company's report on Form 8-K filed on September 15, 2004).

10.52	—	Notes Registration Rights Agreement dates as of September 14, 2004 among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated by reference to the Company's report on Form 8-K filed on September 15, 2004).

10.53	—	Investor Rights Agreement dates as of September 14, 2004 among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated by reference to the Company's report on Form 8-K filed on September 15, 2004).

10.54	—	Amended and Restated Credit Agreement dated as of November 1, 2004 among Interpool Container Funding, SRL, the Company and Fortis Bank (Nederland) N.V. (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2004 filed on November 12, 2004).

10.55	—	Form of Note Purchase Agreement dated as of November 29, 2004 among the Company and eight institutional investors (incorporated by reference to the Company's report on Form 8-K filed on December 2, 2004).

10.56	—	Form of Notes Registration Rights Agreement dated as of November 29, 2004 between the Company and eight institutional investors (incorporated by reference to the Company's report on Form 8-K filed on December 2, 2004).

10.57	—	2004 Stock Option Plan for Key Employees and Directors of Interpool, Inc. (incorporated herein by reference to the Company's Schedule 14A filed on November 24, 2004).

10.58	—	Interpool, Inc. 2004 Non-Qualified Stock Option Plan for Non-Employee, Non-Officer Directors (incorporated herein by reference to the Company's Schedule 14A filed on November 24, 2004).

10.59	—	Voting Agreement dated September 10, 2004.

10.60	—	Revolving Credit Agreement dated as of December 29, 2004 among Interpool Limited, DVB Bank N.V. and the Lenders named therein.

10.61	—	Security Agreement dated as of December 29, 2004 made by Interpool Limited in favor of DVB Bank N.V.

10.62	—	Third Amended and Restated Credit Agreement dated as of March 15, 2005 among Interpool Container Funding, SRL, the Company, Fortis Bank (Netherland) N.V. and the Lenders named therein (incorporated by reference to the Company's report on Form 8-K filed March 23, 2005).

10.63	—	Third Amended and Restated Servicing Agreement dated as of March 15, 2005 between Interpool Limited and Interpool Container Funding, SRL (incorporated by reference to the Company's report on Form 8-K filed March 23, 2005).

10.64	—	Rule 10b5-1 Sales Plan between Martin Tuchman and Goldman, Sachs & Co., dated as of March 16, 2005.

14.1	—	Code of Business Conduct and Ethics (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002).

21.1	—	Subsidiaries of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-71538)).

31.1	—	Certification of Martin Tuchman.

31.2	—	Certification of James F. Walsh.

32.1	—	Certification of Martin Tuchman.

32.2	—	Certification of James F. Walsh.