Form 10-K/A
period 2004-12-31
INTERPOOL INC
filed 2005-05-02
CIK 898777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

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
NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X|  No |  |

Indicate by check mark if disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K  |  |

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes |X|  No |  |

As of April 27, 2005, the aggregate market value of the common stock, $.001 par value, held by non-affiliates of the registrant was approximately $194,053,577 based upon the closing price of $18.60 per common share as quoted on the New York Stock Exchange on April 27, 2005.

As of April 27, 2005, there were 28,286,564 shares of the registrant's common stock outstanding.

Explanatory Note

Interpool, Inc. (the "Company") is filing this Amendment No. 1 to Form 10-K to amend its Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 30, 2005 (the "Original Filing") in accordance with Securities and Exchange Commission Release No. 34-50754, to:

•	Replace Item 6 "Selected Financial Data" to correct three typographical errors in the original table which affected interest expense in 2000 and 2001 and leasing equipment, net in 2002;

•	Replace Item 9A, "Controls and Procedures;" and

•	Replace Exhibits 31.1 and 31.2.

Except for the amendments described above, this Amendment No. 1 to Form 10-K does not modify or update in any way the Original Filing.

ITEM 6.           Selected Financial Data

The following table sets forth our selected historical consolidated financial data for the periods and at the dates indicated. This information should be read in conjunction with our historical consolidated financial statements included in this Annual Report on Form 10-K, and the notes thereto.

SELECTED FINANACIAL DATA
(in thousands, except per share amounts)

                                                                  YEAR ENDED DECEMBER 31,
                                          2004        2003(1)(2)    2002(1)(2)(3)   2001(1)(2)(4)   2000(1)(2)(4)(5)
                                          ----        ----------    -------------   -------------   ----------------

INCOME STATEMENT DATA:

Equipment leasing revenue                $388,183       $374,287       $325,080        $338,718          $287,553

Depreciation and amortization of
leasing equipment                         $89,458        $87,498        $88,707         $79,678           $66,075

Interest expense                         $112,013       $106,688       $108,344         $98,270           $87,809

Fair value adjustment for warrants        $49,222             --             --              --                --

Income before cumulative effect of
change in accounting principle             $8,429        $41,190         $4,389         $28,104           $44,040

Income per share:

Basic                                       $0.31          $1.51          $0.16           $1.03             $1.61

Diluted                                     $0.29          $1.42          $0.15           $0.97             $1.61

Weighted average shares
outstanding:

Basic                                      27,380         27,365         27,360          27,417            27,421

Diluted                                    28,960         30,396         29,202          28,973            27,426

Cash dividends declared per common
share                                       $0.25          $0.25        $0.2275         $0.1925             $0.15

                                         2004             2003            2002            2001             2000
                                         ----             ----            ----            ----             ----
BALANCE SHEET DATA:

Cash and cash equivalents                $309,458       $141,019       $170,613        $103,760          $157,224

Net investment in direct financing       $363,445       $426,815       $334,129        $275,372          $213,180
leases

Leasing equipment, net                 $1,579,196     $1,636,716     $1,557,639      $1,335,610        $1,231,037

Total assets                           $2,404,086     $2,373,036     $2,241,944      $1,923,052        $2,204,590

Debt and capital lease obligations     $1,718,198     $1,715,687     $1,672,211      $1,429,680        $1,706,985

Stockholders' equity                     $394,186       $383,640       $336,996        $352,072          $341,322
(1)	As disclosed in our Quarterly Report on Form 10-Q for the nine months ended September 30, 2004, the Company uncovered an immaterial error related to financial statements not part of any current filing, which has been reported as an adjustment to opening retained earnings. For further information regarding this adjustment, see Note 1 to the Consolidated Financial Statements.

(2)	Certain reclassifications have been made to the 2003, 2002, 2001 and 2000 amounts in order to conform to the 2004 presentation.

(3)	Effective June 27, 2002, our financial statements include CAI as a consolidated subsidiary. (See Note 11 to the Consolidated Financial Statements.)

(4)	As a result of adopting Statement of Financial Accounting Standards No. 145 ("SFAS 145") extraordinary gains related to the retirement of debt during the years ended December 31, 2001 and 2002, respectively, have been reclassified into operating income on a pretax basis. Income before cumulative effect of change in accounting principle include net of tax amounts of $558 and $840 for years ended December 31, 2001 and 2000, respectively.

(5)	The 2000 income statement data excludes $660 resulting from the cumulative effect of change in accounting principle. The 2000 results include earnings from the assets acquired from Transamerica ("TA"), which we acquired on October 24, 2000, with an effective date of October 1, 2000. The 2000 results include only the chassis acquired from TA as the rail trailers and domestic containers were identified as assets held for sale at the time of purchase.

ITEM 9A.           CONTROLS AND PROCEDURES

           (a) Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

          The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

          Under the supervision and with the participation of its management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2004.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of such date due to the material weaknesses described below in Management's Report on Internal Control Over Financial Reporting.

          In light of these material weaknesses, in preparing its consolidated financial statements as of and for the fiscal year ended December 31, 2004, the Company performed additional analyses and other post-closing procedures in regard to the material weaknesses noted below to ensure the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 have been prepared in accordance with U.S. generally accepted accounting principles.

           (b) Management's Report on Internal Control Over Financial Reporting

          The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in Exchange Act Rule 13a-15(f). The Company's internal control system is a process designed to provide reasonable assurance to the Company's management, Board of Directors and shareholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

          The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements.

          All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, the Company used the control criteria framework of the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission published in its report entitled Internal Control-Integrated Framework. As a result of their assessment, management identified material weaknesses in the Company's internal control over financial reporting. Based on the material weaknesses identified as described below, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2004. The independent registered public accounting firm that audited the Company's consolidated financial statements has issued an audit report on management's assessment of, and the effectiveness of, the Company's internal control over financial reporting as of December 31, 2004. This report appears in Item 9A(c).

          A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of its assessment, the Company has identified the following material weaknesses in internal control over financial reporting as of December 31, 2004:

•	Financial reporting policies and procedures. The Company lacked sufficient policies and procedures to ensure preparation of financial information in accordance with U.S. generally accepted accounting principles, as follows:

•	Non-routine transactions. The Company lacked effective communication and review of the accounting for certain non-routine transactions. As an example, there was inadequate communication regarding the exercise of stock options between management and the accounting and tax departments. As a result, the tax benefit associated with the exercise of the stock options was not correctly accounted for as additional paid in capital. In addition, the Company did not consider all of the factors and assumptions in determining the fair value of two series of warrants issued in connection with a long-term debt agreement. These errors resulted in material misstatements which were detected and corrected prior to issuance of the Company's 2004 consolidated financial statements.

•	Elimination of intercompany transactions. The Company lacked policies and procedures for identifying and reviewing the propriety of the elimination entries within its consolidation on a timely basis. During the preparation of its Form 10-Q for the third quarter of 2004, the Company identified an entry that was recorded historically to eliminate intercompany profits generated from the sale of equipment to a wholly-owned subsidiary. These profits should have been amortized over the period in which the equipment was being depreciated by that subsidiary. No such amortization was recorded in the Company's accounting records. The amortization would have ended prior to any period being reported on by the Company in its December 31, 2004 Form 10-K. The effect of this error was to understate earnings during the period that the equipment was being depreciated. The Company determined the correction of this error should be reported as an adjustment to opening retained earnings of the earliest year presented.

•	Inadequate review procedures and segregation of duties. There was inadequate management review of transactions generated in the billing and procurement processes to ensure the accuracy and completeness of transactions administered by those departments. Specifically, there was incomplete documentation supporting the authorization of certain equipment purchases and an inadequate process to ensure that equipment purchases were recorded on a timely basis. In addition, the review of manual invoicing and manual credits was not always documented. There was inadequate segregation of duties in the billing, accounts receivable and accounts payable departments. Specifically, one individual had the ability to create invoices and apply cash while another individual was able to add vendors and process accounts payable. These deficiencies represented more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements would not have been prevented or detected.

•	Technical accounting expertise. The Company did not employ accounting personnel possessing an appropriate level of technical expertise in U.S. generally accepted accounting principles, as follows:

•	Interest rate swap transactions. The Company lacked adequate technical expertise related to accounting for derivative instruments, including the preparation of the formal documentation required under SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). Specifically, the Company did not accurately identify in its documentation the forecasted transactions and used an inappropriate method to measure the ineffectiveness of certain interest rate swap agreements. As a result of this deficiency, these interest rate swap agreements did not qualify for hedge accounting. Accordingly, the Company restated its consolidated interim financial information for the first three quarters of 2004 by reclassifying amounts previously recorded in other comprehensive income to fair value adjustment for derivative instruments.

•	Income taxes. The Company lacked adequate technical expertise related to accounting for income taxes. Specifically, the Company did not apply the correct tax treatment related to the minority interest of a non-wholly- owned subsidiary. This deficiency resulted in a material misstatement in income tax expense which was detected and corrected prior to issuance of the Company's September 30, 2004 consolidated financial statements.

Additionally, the Company lacked adequate and effective analysis and management review of the relevant documentation supporting the deferred tax asset and liability accounts. This deficiency represents more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements would not have been prevented or detected.

•	Account reconciliations. The Company's accounting department was not adequately staffed with trained personnel, which resulted in a lack of complete and timely reconciliations between the subsidiary and general ledger for accounts receivable and intercompany accounts. This deficiency represented more than a remote likelihood that a material misstatement related to the accuracy and completeness of these account balances in the Company's annual or interim financial statements would not have been prevented or detected.

•	Information technology systems. The Company's information technology systems were inadequate to ensure accurate reporting of transactions, as follows:

•	Direct financing leases. The Company's lease accounting system was not designed to adequately account for all types of direct financing lease transactions in accordance with U.S. generally accepted accounting principles. Specifically, the system did not correctly account for earnings on direct financing leases with purchase options greater than $1. This deficiency represented more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements would not have been prevented or detected.

•	Security of information technology. The Company's information systems lacked security policies and procedures, including appropriate encryption and standard security settings. Additionally, the Company did not have system access controls over certain spreadsheets supporting financial information and other information systems. These deficiencies represented more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements would not have been prevented or detected.

•	Design of equipment leasing systems. The Company's systems for equipment leasing did not have certain automated interfaces thereby requiring significant manual intervention for the billing and processing of lease equipment transactions. Further, the system to track the cost of remanufacturing equipment at the end of the lease term was not designed to appropriately identify costs directly related to the underlying equipment. As a result, the accounting for these remanufacturing costs was processed manually. These deficiencies represented more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements would not have been prevented or detected.

           (c) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Interpool, Inc.:

          We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting (Item 9A(b)) that Interpool, Inc. and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses identified in management's assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment as of December 31, 2004:

•	Financial reporting policies and procedures. The Company lacked sufficient policies and procedures to ensure preparation of financial information in accordance with U.S. generally accepted accounting principles, as follows:

•	Non-routine transactions. The Company lacked effective communication and review of the accounting for certain non-routine transactions. As an example, there was inadequate communication regarding the exercise of stock options between management and the accounting and tax departments. As a result, the tax benefit associated with the exercise of the stock options was not correctly accounted for as additional paid in capital. In addition, the Company did not consider all of the factors and assumptions in determining the fair value of two series of warrants issued in connection with a long-term debt agreement. These errors represented material misstatements.

•	Elimination of intercompany transactions. The Company lacked policies and procedures for identifying and reviewing the propriety of the elimination entries within its consolidation on a timely basis. During the preparation of its Form 10-Q for the third quarter of 2004, the Company identified an entry that was recorded historically to eliminate intercompany profits generated from the sale of equipment to a wholly-owned subsidiary. These profits should have been amortized over the period in which the equipment was being depreciated by that subsidiary. No such amortization was recorded in the Company's accounting records. The amortization would have ended prior to any period being reported on by the Company in its December 31, 2004 Form 10-K. The effect of this error was to understate earnings during the period that the equipment was being depreciated. The Company determined the correction of this error should be reported as an adjustment to opening retained earnings of the earliest year presented.

•	Inadequate review procedures and segregation of duties. There was inadequate management review of transactions generated in the billing and procurement processes to ensure the accuracy and completeness of transactions administered by those departments. Specifically, there was incomplete documentation supporting the authorization of certain equipment purchases and an inadequate process to ensure that equipment purchases were recorded on a timely basis. In addition, the review of manual invoicing and manual credits was not always documented. There was inadequate segregation of duties in the billing, accounts receivable and accounts payable departments. Specifically, one individual had the ability to create invoices and apply cash while another individual was able to add vendors and process accounts payable. These deficiencies represented more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements would not have been prevented or detected.

•	Technical accounting expertise. The Company did not employ accounting personnel possessing an appropriate level of technical expertise in U.S. generally accepted accounting principles, as follows:

•	Interest rate swap transactions. The Company lacked adequate technical expertise related to accounting for derivative instruments, including the preparation of the formal documentation required under SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). Specifically, the Company did not accurately identify in its documentation the forecasted transactions and used an inappropriate method to measure the ineffectiveness of certain interest rate swap agreements. As a result of this deficiency, these interest rate swap agreements did not qualify for hedge accounting. Accordingly, the Company restated its consolidated interim financial information for the first three quarters of 2004 by reclassifying amounts previously recorded in other comprehensive income to fair value adjustment for derivative instruments.

•	Income taxes. The Company lacked adequate technical expertise related to accounting for income taxes. Specifically, the Company did not apply the correct tax treatment related to the minority interest of a non-wholly- owned subsidiary. As a result of this deficiency, income tax expense had been materially misstated. Additionally, the Company lacked adequate and effective analysis and management review of the relevant documentation supporting the deferred tax asset and liability accounts. This deficiency represented more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements would not have been prevented or detected.

•	Account reconciliations. The Company's accounting department was not adequately staffed with trained personnel, which resulted in a lack of complete and timely reconciliations between the subsidiary and general ledger for accounts receivable and intercompany accounts. This deficiency represented more than a remote likelihood that a material misstatement related to the accuracy and completeness of these account balances in the Company's annual or interim financial statements would not have been prevented or detected.

•	Information technology systems. The Company's information technology systems were inadequate to ensure accurate reporting of transactions, as follows:

•	Direct financing leases. The Company's lease accounting system was not designed to adequately account for all types of direct financing lease transactions in accordance with U.S. generally accepted accounting principles. Specifically, the system did not correctly account for earnings on direct financing leases with purchase options greater than $1. This deficiency represented more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements would not have been prevented or detected.

•	Security of information technology. The Company's information systems lacked security policies and procedures, including appropriate encryption and standard security settings. Additionally, the Company did not have system access controls over certain spreadsheets supporting financial information and other information systems. These deficiencies represented more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements would not have been prevented or detected.

•	Design of equipment leasing systems. The Company's systems for equipment leasing did not have certain automated interfaces thereby requiring significant manual intervention for the billing and processing of lease equipment transactions. Further, the system to track the cost of remanufacturing equipment at the end of the lease term was not designed to appropriately identify costs directly related to the underlying equipment. As a result, the accounting for these remanufacturing costs was processed manually. These deficiencies represented more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements would not have been prevented or detected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Interpool Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2004. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 28, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management's statements or representations included in Item 9A(d) and (e).

(signed) KPMG LLP

Short Hills, NJ
May 2, 2005

(d) Changes to Internal Control Over Financial Reporting

          There were no changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except as described below.

          As disclosed in the Company's 2002 and 2003 Form 10-K reports, and in the Company's 2003 and 2004 Form 10-Q reports, the Company had previously concluded that certain internal control deficiencies identified by its external auditors and by management, as well as through the investigation by the Audit Committee of the Board of Directors, constituted "material weaknesses" or "significant deficiencies" as defined by the Public Company Accounting Oversight Board (United States). In addition, management's review of internal control over financial reporting, using the framework defined by COSO, confirmed that most of the previously disclosed deficiencies still existed as of December 31, 2004. During the last two years, the Company has spent a significant amount of time in becoming current with its financial reporting. This was necessary due to the restatement of the Company's results for the years 2000 and 2001 and the first three quarters of 2002, which was not completed until January 9, 2004. Throughout the past year, the Company dedicated its resources toward the completion of six quarterly Form 10-Q reports for 2003 and 2004, as well as its Form 10-K annual report for the year ended December 31, 2003. This work was completed on December 27, 2004. Therefore, the Company was not able to correct all of the deficiencies identified during 2004 and prior years by December 31, 2004.

          The Company has taken various corrective actions to remediate the material weaknesses noted above. By their nature such actions require a period of time to become fully effective. These remedial actions are as follows:

•	Non-routine transactions. The investigation by the Company's Audit Committee during 2003 determined that there was a lack of effective communication and review of complex transactions with both internal and external accounting resources. During 2004, the Company implemented procedures to correct this deficiency, including the establishment of regularly scheduled meetings attended by management, outside counsel and members of its Audit Committee. These procedures have been effective. The Company has investigated the cause for the failure to involve accounting and tax personnel at the appropriate time in the 2004 stock option transaction and for the failure to consider all of the factors and assumptions in determining the fair value of two series of warrants. The Company has put in place procedures to address these issues. The Company believes that these procedures will remediate these deficiencies during 2005.

•	Elimination of intercompany transactions. The investigation by the Company's Audit Committee during 2003 noted that the Company lacked formal policies and procedures for identifying and reviewing intercompany eliminations. The Company has implemented a procedure to review intercompany accounts on a quarterly basis to identify appropriate intercompany eliminations and believes that this procedure is generally working effectively. However, a sufficient period of time has not elapsed to effectively evaluate this remediation. After completing a review of the Company's remaining intercompany elimination entries and reassigning responsibility for the elimination entries, the Company believes that this weakness has been properly addressed.

•	Inadequate review procedures and segregation of duties. The investigation by the Company's Audit Committee during 2003 noted a need to improve procedures related to adequate documentation of management review and segregation of duties. Remedial actions have begun, and the re-testing of the design and effectiveness of those actions will be performed in each area after all remedial actions in such area have been implemented. Further, the development of narrative descriptions for these processes and the evaluation of the related risks and controls required to complete the work required by Section 404 of the Sarbanes-Oxley Act of 2002, provided documentation of the policies and procedures in these areas as well as the actions required to remediate any deficiencies.

•	Interest rate swap transactions. During the 2002 audit, the Company's external auditors noted that its financial staff did not have the proper level of understanding of the accounting for derivative instruments used to hedge exposure to floating interest rates associated with its debt and the required documentation under the provisions of SFAS 133. As a result, the Company engaged an independent consultant during November 2002 to assist with the preparation of formal documentation and accounting for these transactions. During the audit for 2004, the Company's external auditors identified deficiencies specifically related to the identification of the forecasted transactions and the methods used to assess effectiveness and measure ineffectiveness. The Company has thoroughly reviewed its documentation for all current hedging strategies and is improving the skill sets within the organization in order to improve the accounting of its hedging relationships under the provisions of SFAS 133. The Company believes that this deficiency will be remediated during 2005.

•	Income taxes. The investigation by the Company's Audit Committee during 2003 noted that the accounting department lacked adequate technical expertise related to accounting for income taxes and did not perform periodic reviews of the carrying values of its deferred tax assets. During the second half of 2004, the Company hired an experienced tax professional, who is also a certified public accountant. The Company believes that this addition resulted in significant improvements during 2004 and will ultimately remediate this deficiency. The Company believes that, the staffing addition made during 2004 and the procedures being implemented with regard to the communication and review of complex transactions noted above will remediate this weakness during 2005, but the Company will monitor this area closely and take further actions, including additional staffing, if required.

•	Account reconciliations. The investigation by the Company's Audit Committee during 2003 determined that its accounting department was not adequately staffed. The Company has hired eight additional people in its accounting department in order to address this weakness. As of the date of this filing, all account reconciliations are current. However, the Company believes that additional attention must be paid to staffing within the accounting department and throughout the Company. During 2005, the Company will continue to review its staffing levels and will continue to evaluate whether the current skill sets of its employees are adequate to meet its business needs and to ensure that it has a strong and effective control environment. The Company will monitor this area closely, make any necessary staffing changes and will also ensure that additional training is made available to its staff, as required.

•	Direct financing leases. During the preparation for the Company's 2002 audit, its accounting department noted inappropriate accounting for down payments on four direct financing leases as lease revenue rather than as a reduction of investment in direct financing leases. The Company reviewed the accounting for those transactions that existed at the time this deficiency was originally identified and recorded correcting entries where required as part of the restatement of its financial statements for the years 2000 and 2001 and the quarters of 2002. In addition, during the restatement of our 2002 financial statements, the Company noted that certain leases were incorrectly classified as operating leases. Management has reassigned responsibilities and manually verified the classification and income recognition for all new direct financing leases. In addition, the Company has initiated changes to its lease contracts to simplify the income recognition related to these direct financing leases. The Company also has purchased and installed a new accounting system to address the ongoing accounting and to reduce its reliance on manual verification of the accounting for its direct financing leases. This system became operational for the chassis business on January 1, 2005, and the Company anticipates that it will be operational for the container business during the second quarter of 2005. The Company anticipates that this system, combined with improved knowledge of lease accounting under the provisions of SFAS 13 and the changes made to the lease contracts, will resolve the weaknesses in this area by September 30, 2005.

•	Security of information technology. The investigation by the Company's Audit Committee in 2003 noted a need for security measures such as comprehensive encryption procedures and documentation of standards for setting operating systems security parameters. The lack of comprehensive encryption procedures will be remediated in 2005 by implementing both virtual private network and secure socket layer technologies for employees located outside the Company's Princeton, NJ, New York, NY, and Westchester, IL offices. For employees located in the three offices mentioned, the problem has been corrected through direct point-to-point network connections to the Company's data center. The Company has completed the documentation of standards for setting security parameters for its operating systems. The Company has initiated a project that will result in defining and establishing appropriate access to its information systems and spreadsheets, with the exception of its leasing system, and expects that the project will be completed, and appropriate access controls in place, by June 30, 2005. Access controls for the leasing system are being addressed as the Company develops its new asset management system, completion of which is expected during the first half of 2006 with individual modules becoming operational earlier.

•	Design of equipment leasing systems. The investigation by the Company's Audit Committee during 2003 noted a need to improve its equipment leasing systems in order to eliminate the need for numerous manual interventions. Since the identification of the deficiencies related to excessive manual intervention, the Company has implemented additional processes and controls that, in its opinion, provide reasonable assurance that its consolidated financial statements are free of material misstatement. The development of enhanced information systems is the ultimate remediation in these areas and the Company has already begun to develop such systems. The Company believes that the implementation of such systems will reduce the requirement for substantive manual testing and, therefore, reduce the possibility for error. It is management's expectation that all systems will be operational during the first half of 2006, with individual modules becoming operational earlier.

          Management believes that the actions described above, when fully implemented, will be effective in remediation of the material weaknesses identified in Management's Report on Internal Control Over Financial Reporting described earlier in this Form 10-K/A.

          The Company has assigned the highest priority to the short and long-term correction of the internal control deficiencies that have been identified and is initiating the steps necessary to analyze and monitor its control environment and to address any weaknesses and deficiencies. In addition to the weaknesses and deficiencies mentioned above, the Company has identified other, less significant, deficiencies that it does not consider to be "material weaknesses" but which it nonetheless believes should be remedied. These significant deficiencies have been disclosed to the Company's Audit Committee and to its independent auditors. Management has discussed its remedial action plans with the Audit Committee and will continue to provide periodic updates to the Audit Committee on progress made.

(e) Limitations of Effectiveness of Controls

          As of the date of this filing, the Company is satisfied that actions implemented to date (including augmenting its internal audit function) and those in progress will correct the material weaknesses and significant deficiencies in the internal controls and information systems that have been identified. The Company notes that, like other companies, any system of internal controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the internal control system will be met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 15.           Exhibits and Reports on Form 10-K/A

(a)	Exhibits:

31.1 31.2	Certification of Martin Tuchman. Certification of James F. Walsh.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPOOL, INC. (Registrant)

May 2, 2005	By /s/ Martin Tuchman Martin Tuchman Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer, and Director (Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 2, 2005	By /s/ Martin Tuchman Martin Tuchman Chairman of the Board of Directors, Chief Executive Officer, President, Chief Operating Officer and Director

May 2, 2005	By /s/ Warren L. Serenbetz, Jr. Warren L. Serenbetz, Jr. Director

May 2, 2005	By /s/ Arthur L. Burns Arthur L. Burns Executive Vice President, General Counsel and Director

May 2, 2005	By /s/ Peter D. Halstead Peter D. Halstead Director

May 2, 2005	By /s/ Joseph J. Whalen Joseph J. Whalen Director

May 2, 2005	By /s/ Clifton H. W. Maloney Clifton H. W. Maloney Director

May 2, 2005	By /s/ James F. Walsh James F. Walsh Executive Vice President and Chief Financial Officer

May 2, 2005	By /s/ Brian Tracey Brian Tracey Senior Vice President (Chief Accounting Officer)

May 2, 2005	By /s/ Michael S. Mathews Michael S. Mathews Director

May 2, 2005	By /s/ William J. Shea, Jr. William J. Shea, Jr. Director

INDEX TO EXHIBITS

Filed with Interpool, Inc. Report on Form 10-K/A

31.1 31.2	Certification of Martin Tuchman. Certification of James F. Walsh.