Form 10-Q
period 2005-03-31
INTERPOOL INC
filed 2005-05-06
CIK 898777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2005

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

As of May 2, 2005, there were 27,639,853 shares of common stock, $.001 par value outstanding.

INTERPOOL, INC. AND SUBSIDIARIES

INDEX

                                                                            Page
                                                                             No.

Part I  -  Financial Information--Interpool, Inc. and Subsidiaries.............1

     Item 1: Financial Statements..............................................1

          Unaudited Condensed Consolidated Balance Sheets--
          March 31, 2005 and December 31, 2004.................................2

          Unaudited Condensed Consolidated Statements of Income
          for the Three Months Ended March 31, 2005 and 2004
          (Restated)...........................................................3

          Unaudited Condensed Consolidated Statements of Cash
          Flows for the Three Months Ended March 31, 2005 and 2004
          (Restated)...........................................................4

          Unaudited Condensed Consolidated Statements of Changes
          in Stockholders' Equity at December 31, 2004 and the Three
          Months Ended March 31, 2005..........................................5

          Notes to Condensed Consolidated Financial Statements.................6

     Item 2: Management's Discussion and Analysis of Financial Condition

PART I - FINANCIAL INFORMATION
INTERPOOL, INC. AND SUBSIDIARIES

Item 1: FINANCIAL STATEMENTS

           The Condensed Consolidated Financial Statements as of March 31, 2005 (unaudited) and December 31, 2004 and for the three months ended March 31, 2005 (unaudited) and 2004 (unaudited) (the "Condensed Consolidated Financial Statements") of Interpool, Inc. and Subsidiaries (the "Company" or the "Registrant") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. The Company has made certain reclassifications to prior balances to conform to the current year presentation. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's December 31, 2004 Annual Report on Form 10-K, as amended, (the "2004 Form 10-K"). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

           As discussed in the Company's 2004 Form 10-K, the Company restated its financial statements for the first three quarters of 2004. During the preparation of the December 31, 2004 consolidated financial statements, a material weakness in the Company's documentation of certain interest rate swap transactions was noted. It was determined that the previously reported quarterly results for March 31, 2004, June 30, 2004 and September 30, 2004 required restatement. For further information regarding this restatement, see Note 2 to the Condensed Consolidated Financial Statements. All financial information for the three months ended March 31, 2004 included in this Quarterly Report on Form 10-Q gives effect to the restatement.

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

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)
(Unaudited)

                                                                                           March 31,       December 31,
                                                                                           ---------       ------------
                                                                                              2005             2004
                                                                                              ----             ----

ASSETS

CASH AND CASH EQUIVALENTS (including restricted cash of $23,700 and $24,927 at
     March 31, 2005 and December 31, 2004, respectively)                                    $266,322          $309,458
MARKETABLE SECURITIES, available for sale at fair value                                           25                27
ACCOUNTS RECEIVABLE, less allowance of $14,046 and $14,091, respectively                      71,992            72,598
NET INVESTMENT IN DIRECT FINANCING LEASES                                                    370,627           363,445
OTHER RECEIVABLES, net                                                                         1,597             3,602
LEASING EQUIPMENT, net of accumulated depreciation and amortization of $536,656
     and $538,575, respectively                                                            1,643,470         1,579,196
OTHER ASSETS                                                                                  74,811            75,760
                                                                                              ------            ------
TOTAL ASSETS                                                                              $2,428,844        $2,404,086
                                                                                          ==========        ==========
LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                       $161,123          $127,057
WARRANT LIABILITY                                                                             64,864            71,722
INCOME TAXES                                                                                  55,843            51,119
DEFERRED INCOME                                                                                1,681             2,018
DEBT AND CAPITAL LEASE OBLIGATIONS
     Due within one year                                                                     263,270           240,553
     Due after one year                                                                    1,423,149         1,477,645
                                                                                           ---------         ---------
         TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS                                          1,686,419         1,718,198

TOTAL LIABILITIES                                                                         $1,969,930        $1,970,114
                                                                                          ----------        ----------
MINORITY INTEREST IN EQUITY OF SUBSIDIARIES                                                   40,885            39,786
                                                                                              ------            ------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued               ---               ---
     Common stock, par value $.001 per share; 100,000,000 shares authorized,
       28,286,564 issued at March 31, 2005 and 28,278,759 issued at December 31, 2004             28                28
     Additional paid-in capital                                                              138,021           138,021
     Unamortized deferred compensation-stock grants                                             (504)             (554)
     Treasury stock, at cost, 646,711 shares at March 31, 2005 and December 31, 2004         (11,508)          (11,508)
     Retained earnings                                                                       292,582           273,948
     Accumulated other comprehensive loss                                                       (590)           (5,749)
                                                                                                ----            ------
TOTAL STOCKHOLDERS' EQUITY                                                                   418,029           394,186
                                                                                             -------           -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $2,428,844        $2,404,086
                                                                                          ==========        ==========

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these balance sheets.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share and per share amounts)
(unaudited)

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                            2005             2004
                                                                                            ----             ----
                                                                                                          (Restated)
                                                                                                           --------
EQUIPMENT LEASING REVENUE, including income recognized on direct financing
   leases of $9,558 and $10,859, respectively                                              $95,142           $94,937
OTHER REVENUE                                                                                4,885             4,101
                                                                                             -----             -----
TOTAL REVENUES                                                                             100,027            99,038
                                                                                           -------            ------

COSTS AND EXPENSES:
  Lease operating and administrative expenses                                               36,936            32,440
  Provision for doubtful accounts                                                              738               612
  Fair value adjustment for derivative instruments                                            (675)              982
  Fair value adjustment for warrants                                                        (6,858)              ---
  Depreciation and amortization of leasing equipment                                        21,993            22,872
  Impairment of leasing equipment                                                              898             1,974
  Income for investment accounted for under the equity method                                  (57)             (185)
  Other income, net                                                                         (3,732)             (700)
  Interest expense                                                                          29,373            28,381
  Interest income                                                                           (3,960)             (694)
                                                                                            ------              ----
                                                                                            74,656            85,682
                                                                                            ------            ------

INCOME BEFORE MINORITY INTEREST EXPENSE, NET AND PROVISION
  FOR INCOME TAXES                                                                          25,371            13,356
Minority interest expense, net                                                              (1,906)             (859)
                                                                                            ------              ----
INCOME BEFORE PROVISION FOR INCOME TAXES                                                    23,465            12,497
Provision for income taxes                                                                   3,077             2,290
                                                                                             -----             -----
NET INCOME                                                                                 $20,388           $10,207
                                                                                           =======           =======

NET INCOME PER SHARE:
     Basic                                                                                   $0.74             $0.37
                                                                                             =====             =====
     Diluted                                                                                 $0.63             $0.35
                                                                                             =====             =====
WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
     Basic                                                                                  27,638            27,378
                                                                                            ======            ======
     Diluted                                                                                33,193            30,243
                                                                                            ======            ======

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                                2005        2004
                                                                                                ----        ----
                                                                                                         (Restated)
                                                                                                          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                    $20,388       $10,207
Adjustments to reconcile net income to net cash provided by operating activities --
   Depreciation and amortization                                                               22,988        24,069
   Impairment of leasing equipment                                                                898         1,974
   Amortization of debt discount                                                                  578           ---
   Gain on sale of leasing equipment                                                           (3,128)         (563)
   Provision for doubtful accounts                                                                738           612
   Restricted stock grant expense                                                                  50            21
   Fair value adjustment for derivative instruments                                              (675)          982
   Fair value adjustment for warrants                                                          (6,858)          ---
   Income for investments accounted for under the equity method                                   (57)         (185)
   (Increase)/decrease in accounts receivable                                                    (132)        8,332
   Decrease (increase) in other receivables                                                     2,005          (405)
   (Increase)/decrease in other assets                                                           (735)        1,938
   Decrease in accounts payable and accrued expenses                                          (11,479)      (13,848)
   Increase in income taxes payable                                                             2,023         2,261
   Other, net                                                                                     763          (434)
                                                                                                  ---         -----
         Net cash provided by operating activities                                             27,367        34,961
                                                                                               ------        ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment                                                              (65,087)      (47,544)
Proceeds from dispositions of leasing equipment                                                30,443        15,758
Investment in direct financing leases                                                         (25,477)      (34,420)
Cash collections on direct financing leases                                                    23,704        23,325
                                                                                               ------        ------
         Net cash used for investing activities                                               (36,417)      (42,881)
                                                                                              -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                                  8,481        81,578
Payment of long-term debt and capital lease obligations                                       (34,339)      (62,303)
Repayment of revolving credit lines                                                            (6,500)       (9,500)
Dividends paid                                                                                 (1,728)       (2,067)
                                                                                               ------        ------
Net cash (used for) provided by financing activities                                          (34,086)        7,708
                                                                                              -------         -----
Net decrease in cash and cash equivalents                                                     (43,136)         (212)
CASH AND CASH EQUIVALENTS, beginning of period                                                309,458       141,019
                                                                                              -------       -------
CASH AND CASH EQUIVALENTS, end of period                                                     $266,322      $140,807
                                                                                             ========      ========

Cash paid for interest                                                                        $36,639       $33,854
                                                                                              =======       =======
Cash paid for taxes                                                                              $791          $189
                                                                                                 ====          ====

Supplemental schedule of non-cash investing activities:

Transfers from leasing equipment to direct financing leases                                    $3,738        $5,047
                                                                                               ======        ======
Transfer from direct financing leases to leasing equipment                                        ---        $6,650
                                                                                                  ===        ======

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AT DECEMBER 31, 2004 AND THE THREE MONTHS ENDED MARCH 31, 2005
(dollars and shares in thousands)
(unaudited)

                                                                                           Acum.
                               Common Stock                                                Other
                            ------------------ Additional  Unamortized                     Comp.                Total Share-
                            Outstanding   Par   Paid-in     Deferred   Treasury  Retained  Income Comprehensive   holders'
                              Shares     Value  Capital   Compensation   Stock   Earnings  (Loss)    Income        Equity
                              ------     -----  -------   ------------   -----   --------  ------    ------        ------

BALANCE, December 31, 2004    27,632       $28  $138,021      $(554)   $(11,508) $273,948 $(5,749)                $394,186

Net income                       ---       ---       ---        ---         ---    20,388     ---    20,388         20,388

Other comprehensive income       ---       ---       ---        ---         ---       ---   5,159     5,159          5,159
                                                                                                      -----

Comprehensive income                                                                                $25,547
                                                                                                    =======

Amortization of restricted
stock award                        8       ---       ---         50         ---       ---     ---                       50

Cash dividends declared:

  Common stock, $0.0625
  per share                      ---       ---       ---        ---         ---    (1,754)    ---                   (1,754)
                                 ---       ---       ---        ---         ---    ------     ---                   ------

BALANCE, March 31, 2005       27,640       $28   138,021      $(504)   $(11,508) $292,582   $(590)                $418,029
                              ======       ===   =======      =====    ========  ========   =====                 ========

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

Note 1 - Nature of Operations and Accounting Policies

A.	Basis of Presentation

           The Condensed Consolidated Financial Statements of Interpool, Inc. and Subsidiaries (the "Company") as of March 31, 2005 (unaudited) and December 31, 2004 and for the three months ended March 31, 2005 (unaudited) and 2004 (unaudited) (the "Condensed Consolidated Financial Statements") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company has made certain reclassifications to prior balances to conform to the current year presentation. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's December 31, 2004 Annual Report on Form 10-K, as amended, (the "2004 Form 10-K"). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

           As discussed in the Company's 2004 Form 10-K, the Company restated its financial statements for the first three quarters of 2004. During the preparation of the December 31, 2004 consolidated financial statements, a material weakness in the Company's documentation of certain interest rate swap transactions was noted. It was determined that the previously reported quarterly results for March 31, 2004, June 30, 2004 and September 30, 2004 required restatement. For further information regarding this restatement, see Note 2 to the Condensed Consolidated Financial Statements. All financial information for the three months ended March 31, 2004 included in this Quarterly Report on Form 10-Q gives effect to the restatement.

           The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

           The Company's container leasing operations are primarily conducted through our wholly-owned subsidiary, Interpool Limited, a Barbados corporation, as well as Container Applications, Inc. ("CAI"), our 50% owned consolidated subsidiary. Profits of Interpool Limited from international container leasing operations are exempt from federal taxation in the United States. These profits are subject to Barbados tax at rates that are substantially lower than the applicable rates in the United States.

C.	Basis of Consolidation

           The Company's Condensed Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles. The Condensed Consolidated Financial Statements include the accounts of the Company and subsidiaries which are more than 50% owned or otherwise controlled by the Company. All significant intercompany transactions have been eliminated in consolidation. Minority interest in equity of subsidiaries represents the minority stockholders' proportionate share of the equity in the income/(losses) of the subsidiaries.

           In connection with certain investments in which the Company does not own a majority interest or otherwise control, but has the ability to exercise significant influence over the investee, these investments are accounted for using the equity method of accounting. The Company's investment in its equity method investees is included in other assets on the accompanying Condensed Consolidated Balance Sheets.

D.	Net Income Per Share

           Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period (which is net of treasury shares). Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options and warrants and the un-vested portion of restricted stock grants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price for the period. Stock options and warrants that do not have a dilutive effect (because the exercise price is above the market price) are not included in the diluted income per share. For the three months ended March 31, 2005 all stock options and warrants to acquire common shares are dilutive. For the three months ended March 31, 2004 all stock options were dilutive. There were no warrants outstanding at March 31, 2004. Unvested restricted stock grants were dilutive for the three months ended March 31, 2005 and 2004. The convertible redeemable subordinated debentures were dilutive for the three months ended March 31, 2005 and 2004.

           A reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------

                                                                                  2005                   2004
                                                                                  ----                   ----
                                                                                                      (Restated)
                                                                                                      ----------
Numerator
      Net Income - Basic EPS                                                      $20,388              $10,207
      Interest expense on convertible debentures, net of tax of $344
        in both periods                                                               516                  516
                                                                                      ---                  ---
      Net Income - Diluted EPS                                                    $20,904              $10,723
                                                                                  =======              =======

Denominator
      Weighted average common shares outstanding-Basic                             27,638               27,378
      Dilutive stock options and warrants                                           4,058                1,376
      Dilutive convertible debentures                                               1,487                1,487
      Dilutive restricted stock grants                                                 10                    2
                                                                                       --                    -
      Weighted average common shares outstanding-Diluted                           33,193               30,243
                                                                                   ======               ======

Earnings per common share
      Basic                                                                         $0.74                $0.37
                                                                                    =====                =====
      Diluted                                                                       $0.63                $0.35
                                                                                    =====                =====
E.	Comprehensive Income

           Comprehensive income consists of net income or loss for the current period and gains or losses that have been previously excluded from the income statement and were only reported as a component of equity.

           The tax effect of comprehensive income/(loss) is as follows:

                                                                                                     Net of
                                                                       Before Tax        Tax          Tax
Three Months Ended March 31, 2005                                        Amount         Effect       Amount
                                                                         ------         ------       ------
Unrealized holding gains/(losses) arising during the period:
Marketable Securities                                                       $(3)            $1          $(2)
Cumulative foreign currency translation adjustment                          (92)            33          (59)
Swap agreements                                                           7,922         (2,702)       5,220
                                                                          -----         ------        -----
                                                                         $7,827        $(2,668)      $5,159
                                                                         ------        -------       ------

                                                                                                     Net of
                                                                       Before Tax        Tax          Tax
Three Months Ended March 31, 2004                                        Amount         Effect       Amount
                                                                         ------         ------       ------
Unrealized holding gains/(losses) arising during the period:
Cumulative foreign currency translation adjustment                          $28           $(10)         $18
Swap agreements                                                          (5,916)         2,013       (3,903)
                                                                         ------          -----       ------
                                                                        $(5,888)        $2,003      $(3,885)
                                                                         ======         ======      =======

The components of accumulated other comprehensive income/(loss), net of taxes, are as follows:

                                                                  March 31, 2005         December 31, 2004
                                                                  --------------         -----------------
Marketable securities                                                   $---                      $2
Cumulative foreign currency translation adjustment                       ---                      59
Swap agreements                                                         (590)                 (5,810)
                                                                        ----                  ------
                                                                       $(590)                $(5,749)
                                                                       =====                 =======
F.	Stock-Based Compensation

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

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                     2005            2004
                                                                                     ----            ----
                                                                                                   Restated
                                                                                                   --------
Net income, as reported                                                             $20,388         $10,207
Add/(Deduct):  Stock based employee compensation expense/(income) included in
net income, net of related tax effects                                                  (78)            (88)
Add/(Deduct): Total stock-based employee compensation (expense)/income determined under fair value based method for all awards, net of related tax
effects                                                                                  26              80
                                                                                         --              --
Pro forma net income                                                                $20,336         $10,199
                                                                                    =======         =======
Earnings per share:
Basic-as reported                                                                     $0.74           $0.37
                                                                                      =====           =====
Basic-pro forma                                                                       $0.74           $0.37
                                                                                      =====           =====
Diluted-as reported                                                                   $0.63           $0.35
                                                                                      =====           =====
Diluted-pro forma                                                                     $0.63           $0.35
                                                                                      =====           =====

           This pro forma impact only takes into account options granted since January 1, 1995. The average fair value of options granted during 2004 was $9.76 per option. The fair value was estimated using the Black-Scholes Option pricing model based on the market price at Grant Date of $22.05 and the following assumptions: risk-free interest rate of 3.57%, expected life of 7 years, volatility of 45% and dividend yield of 1.44%. No Options were granted by the Company in 2005.

           Under the Company's Deferred Bonus Plan, compensation expense for the three months ended March 31, 2005 and 2004 was $50 and $21, respectively. The unamortized deferred compensation remaining in stockholders equity was $504 at March 31, 2005. Although the Board of Directors terminated the Deferred Bonus Plan in September 2004, all stock previously granted under this plan will continue to be subject to the terms of the Plan.

           In connection with employment agreements with certain executive officers, the company granted common stock appreciation rights ("SARS") that provide for the grantees to receive cash payments measured by any appreciation in the market price of the common stock over a specified base price. The Company granted such stock appreciation rights with respect to a total of 275,000 share units at a base price of $14.05. Under the terms of the employment agreements, a total of 260,000 of these stock appreciation rights will vest in 2005 (205,000 during the first quarter of 2005 and 55,000 during the fourth quarter of 2005) with the remaining 15,000 rights vesting in three equal installments on December 31, 2006, 2007 and 2008. Upon vesting, these stock appreciation rights may be exercisable at any time prior to the expiration of the earlier of 10 days following the termination of the employee or June 30, 2014. Financial Accounting Standard Board ("FASB") Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, requires interim calculations of the amount of compensation expense inherent in the SARS (variable plan accounting). This amount is equal to the increase in the quoted market price since date of grant or award multiplied by the total number of rights outstanding. Compensation expense is recognized ratably over the vesting periods during which the related employee service is rendered. At March 31, 2005, the quoted market price of the Company's common stock was $22.10 per share. Compensation expense for the three months ended March 31, 2005 was reduced by $188. This decrease was the result of the decline in the market value of the Company's common stock from $24.00 per share at December 31, 2004 to $22.10 per share at March 31, 2005 partially offset by additional vesting. This credit is included in lease operating and administrative expense on the Condensed Consolidated Statements of Income.

G.	Credit Risk

           At March 31, 2005, approximately 48% (47% at December 31, 2004) of accounts receivable and 71% (70% at December 31, 2004) of the net investment in direct financing leases were from customers outside of the United States.

           During the three months ended March 31, 2005, the Company's top 25 customers represented approximately 77% of its consolidated billings, with no single customer accounting for more than 8.1%. For the same period in the prior year, the Company's top 25 customers represented approximately 73% of its consolidated billings with no single customer accounting for more than 7.8%.

H.	Adoption of New Accounting Standards

           In December 2004, the FASB published SFAS No. 123(R), Share-Based Payment, ("SFAS 123 (R)") which was to be effective for interim periods beginning after June 15, 2005. In April 2005, the effective date was amended. SFAS 123(R) will now be effective for annual periods beginning after June 15, 2005. As a result of this change, the Company will be required to adopt SFAS 123R on January 1, 2006. The Company currently accounts for its stock option plans in accordance with SFAS No. 148, Accounting for Stock-Based Compensation ("SFAS 148"). This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which allows for the retention of principles within Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees ("APB 25"). As permitted, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method described in APB 25 and related interpretations. APB 25 generally requires compensation costs, if any, to be recognized for the difference between the exercise price and the market price of the underlying stock on the date of the grant. Alternatively, SFAS 123 employs fair value-based measurement and generally results in the recognition of compensation expense for all stock-based awards. The adoption of SFAS 123(R) will require the recognition of compensation expense for all share-based compensation. Based on the number of options currently outstanding, the adoption of SFAS 123(R) is not expected to have a significant impact on the Company's financial condition or results of operations. However, all future grants of share-based compensation will result in the recognition of compensation expense.

           In October 2004, The American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act creates a temporary incentive for the Company to repatriate, before December 31, 2005, accumulated income earned abroad at an effective tax rate of 5.25%. On December 21, 2004 the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("SFAS 109-2"). SFAS 109-2 allows companies additional time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. The Company is currently evaluating the effects of the Act's repatriation provision and expects to complete and execute its plan, if any, by December 31, 2005. Until that time, the Company expects to make no change in its current intention to indefinitely reinvest accumulated earnings of Interpool Limited. Should the Company decide to repatriate all or any portion of these unremitted foreign earnings, which at December 31, 2004 did not exceed $334,000, or repatriate more than this amount (the Act as applied to the Company limits the repatriation to $500,000), a one-time charge, based on the 5.25% statutory rate in the Act, would be recorded to the Consolidated Statement of Income at the time the Company completes its evaluation of the amounts to be repatriated.

Note 2 - Restatement of Previously Issued Financial Statements

           During the preparation of the December 31, 2004 consolidated financial statements, a material weakness in the Company's documentation of certain interest rate swap transactions was noted as discussed in further detail in the 2004 Form 10-K. It was determined that the previously reported quarterly results for March 31, 2004, June 30, 2004 and September 30, 2004 required restatement.

           In April 2003, the Company had re-designated certain swap agreements to a number of its debt instruments. The documentation of the hedging relationships of certain interest rate swap transactions did not meet the criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") to achieve hedge accounting treatment. Thus, because the hedge documentation requirement of SFAS 133 was not met, beginning in April 2003 when the hedge documentation was changed, hedge accounting is precluded on the five then existing interest rate swaps. In addition, two additional swap agreements were entered into by the Company after April 2003. The documentation of these swap agreements was the same.

           Because the Company no longer qualifies for hedge accounting on these swap agreements, the amounts previously recorded in accumulated other comprehensive loss through March 31, 2003 (amounting to $3,037) have been amortized over the remaining life of the associated debt (using the effective interest method) and the change in the value of the derivatives from March 31, 2003 has been recorded as a fair value adjustment for derivative instruments in the accompanying Consolidated Financial Statements. These debt instruments were fully repaid by the Company in December 2004 at which time the remaining amount in accumulated other comprehensive loss was recorded as fair value adjustment for derivative instruments in the accompanying Consolidated Statement of Income. In addition, the swap agreements have been treated as speculative hedges for the period from January 1, 2004 until December 31, 2004. As a result, the quarterly changes to the market value of these swap agreements have been recorded as fair value adjustment for derivative instruments in the Consolidated Financial Statements.

           The Company has determined that the effect of this previously undetected error in documentation of the Company's hedging relationships for the period from April 1, 2003 to December 31, 2003 is immaterial. The Company has restated its Consolidated Financial Statements to reflect these changes for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004.

           The change in the provision for income taxes due to the adjustment described above decreased the provision for income taxes by $251 for the three months ended March 31, 2004.

           The following table sets forth the effect of the restatement adjustment on income before taxes, net income and the basic and diluted earnings per share for the three months ended March 31, 2004.

                                           Three Months Ended March 31, 2004 (unaudited)
                                    ---------------------------------------------------------
                                                                   Net Income
                                                            Net     Per Share  Net Income Per
                                    Income before taxes   Income    (Basic)   Share (Diluted)
                                    ------------------- ---------- ---------- ---------------
Previously reported                        $13,665       $11,124      $0.41        $0.38

Hedge accounting adjustment                 (1,168)         (917)     (0.04)       (0.03)
                                    ------------------- ---------- ---------- ---------------
As restated                                $12,497       $10,207      $0.37        $0.35
                                    =================== ========== ========== ===============

Note 3 - Debt and Capital Lease Obligations

           The following table summarizes the Company's debt and capital lease obligations as of March 31, 2005 and December 31, 2004:

Total Debt and Capital Lease Obligations                                     March 31, 2005       December 31, 2004
----------------------------------------                                     --------------       -----------------

Capital lease obligations payable in varying amounts through 2013               $346,311              $329,623
Chassis Securitization Facility, interest at 5.96% and 5.99% at March
  31, 2005 and December 31, 2004, respectively
      Warehouse facility                                                          22,490                22,490
      Debt obligation                                                             46,375                53,875
      Capital lease obligation                                                   395,523               397,834
Secured equipment financing facility, interest at 4.60% and 4.45% at
  March 31, 2005 and December 31, 2004, respectively, revolving
  period ending October 31, 2006, term out period ending April 30, 2012          237,915               243,000
Revolving credit facility CAI, interest at 4.47% and 4.56% at March
  31, 2005 and December 31, 2004, respectively                                    58,500                65,000
6.00% Notes due 2014 (unsecured) net of unamortized discount of
  $33,150 and $33,729 at March 31, 2005 and December 31, 2004,
  respectively                                                                   196,850               196,271
7.35% Notes due 2007 (unsecured)                                                 115,395               115,395
7.20% Notes due 2007 (unsecured)                                                  45,335                45,335
9.25% Convertible redeemable subordinated debentures, mandatory
  redemption 2022 (unsecured)                                                     37,182                37,182
9.875% Preferred capital securities due 2027 (unsecured)                          75,000                75,000
Notes and loans repayable with various rates ranging from 4.0% to
  7.90% and maturities from 2005 to 2010                                         109,543               137,193
                                                                                 -------               -------
Total Debt and Capital Lease Obligations                                       1,686,419             1,718,198
                                                                               ---------             ---------
   Less Current Maturities                                                       263,270               240,553
Total Non-Current Debt and Capital Lease Obligations                          $1,423,149            $1,477,645
                                                                              ==========            ==========

           New Financings: During the first quarter of 2005, the Company received an additional $223,000 in net financing commitments. Commitments were received totaling $248,000 under a financing facility established on November 1, 2004 from six financial institutions, while the Company cancelled a financing commitment for $25,000 that existed as of December 31, 2004. This commitment was cancelled to allow the financial institution involved to provide a larger commitment to a facility already established during December 2004. As of March 31, 2005, none of these additional commitments had been utilized.

           The additional commitment of $248,000 brings the total committed under the November 2004 facility to $500,000. This financing is secured by shipping containers and related leases owned by a special purpose consolidated subsidiary of the Company and leased to various third parties. The financing allows for advances from time to time up to the amount of available collateral under the facility, subject to a maximum principal amount that may be outstanding under the facility of $500,000. The interest rate under this facility is LIBOR plus 175 basis points, with a reduction to LIBOR plus 150 basis points possible as the Company's credit rating improves. This agreement, as amended, requires that the Company enter into interest rate swap contracts in order to effectively convert at least seventy percent of the debt associated with operating lease equipment and ninety percent of the debt associated with direct financing leases from floating rate debt to fixed rate debt. On March 31, 2005, the Company entered into three interest rate swap contracts with original notional amounts totaling $204,858. These interest rate swap contracts (which are accounted for as free standing derivatives) satisfied this requirement for the amounts funded to date, and will convert a significant portion of the debt outstanding from floating rate debt to fixed rate debt. The facility has a two-year term, after which the outstanding balance will be paid out in full over 66 months if it is not refinanced. At March 31, 2005, $237,915 of debt was outstanding under this facility and $262,085 was available for future use.

           In addition, during February 2005, the Company entered into a lease arrangement with a Japanese lessor involving $29,922 of equipment previously financed with a financial institution during December 2003 and May 2004. This transaction closed in two approximately equal tranches, the first of which occurred on February 28, 2005, and the second of which occurred on March 31, 2005. The lease ends in December 2008, and the Company has a fixed purchase option at that time that it expects to exercise. The aggregate fixed rate of interest on the lease is 7.44%. The Company received additional cash proceeds totaling $4,210 at the February closing and $4,271 at the March closing.

           Debt Modifications: The Company elected not to renew the warehouse facility associated with its chassis securitization financing which had an outstanding balance of $22,490 at March 31, 2005. As a result of this decision, the warehouse facility was not extended beyond the scheduled expiration date of March 31, 2005. Accordingly, based on the terms of the securitization financing, all cash flow from the securitization that would normally be received by the Company after the requirements of the securitization financing are satisfied will be used to pay down the warehouse facility until it is paid in full. In addition, based on the terms of the securitization financing, the interest rate on the warehouse facility was increased by 100 basis points. The Company is currently in discussions with the lender and insurance wrap provider for the chassis securitization with regard to paying the warehouse facility in full through a lump sum payment and releasing the lien on the chassis that provide security for the warehouse facility

           Covenants: Under the Company's secured equipment financing facility established during November 2004 (and most of its other debt instruments), the Company was required to maintain covenants (as defined) for tangible net worth (the most stringent of which required the Company to maintain tangible net worth of at least $300,000), a fixed charge coverage ratio of 1.5 to 1 and a funded debt to net worth ratio (as defined in the agreement) of 4.0 to 1. A servicing agreement to which the Company is a party requires that it maintains a tangible net worth (as defined in the agreement) of at least $375,000 plus 50% of any positive net income reported from October 1, 2004 forward. Additionally, under a credit agreement, the Company is required to maintain a security deposit in the aggregate amount of at least 80% of the outstanding loan balances, including interest. This amounted to $4,322 and $4,834 at March 31, 2005 and December 31, 2004, respectively and is included in other assets on the Consolidated Balance Sheet. At March 31, 2005, under a restriction in the Company's 6.0% Note Indenture, approximately $1,808 of retained earnings were available for dividends.

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

Segment Information:

                                                                          Domestic
                                                          Container      Intermodal
          Three Months Ended March 31, 2005                Leasing        Equipment         Totals
          ---------------------------------                -------        ---------         ------

Equipment leasing revenue                                  $43,821         $51,321         $95,142
Other revenue                                                2,482           2,403           4,885
Lease operating and administrative expenses                 10,485          26,451          36,936
Provision for doubtful accounts                                348             390             738
Fair value adjustments for derivative instruments             (208)           (467)           (675)
Fair value adjustment warrants                                 ---          (6,858)         (6,858)
Depreciation and amortization of leasing equipment          13,676           8,317          21,993
Impairment of leasing equipment                                375             523             898
Other (income)/expense, net and minority interest           (1,798)            (28)         (1,826)
Income for investments under equity method                     ---             (57)            (57)
Interest income                                               (609)         (3,351)         (3,960)
Interest expense                                             8,190          21,183          29,373
Income before income taxes                                  15,844           7,621          23,465
Net investment in DFL's                                    285,621          85,006         370,627
Leasing equipment, net                                     721,547         921,923       1,643,470
Equipment purchases and investments in DFL's                44,510          46,054          90,564
Total segment assets                                    $1,166,324      $1,262,520      $2,428,844

                                                                          Domestic
                                                          Container      Intermodal
    Three Months Ended March 31, 2004 (Restated)           Leasing        Equipment         Totals
    --------------------------------------------           -------        ---------         ------

Equipment leasing revenue                                  $43,902          $51,035        $94,937
Other revenue                                                2,408            1,693          4,101
Lease operating and administrative expenses                 12,172           20,268         32,440
Provision for doubtful accounts                                218              394            612
Fair value adjustments for derivative instruments              440              542            982
Depreciation and amortization of leasing equipment          14,732            8,140         22,872
Impairment of leasing equipment                              1,079              895          1,974
Other (income)/expense, net and minority interest            1,393           (1,234)           159
Income for investment under equity method                      ---             (185)          (185)
Interest income                                               (466)            (228)          (694)
Interest expense                                             9,205           19,176         28,381
Income before income taxes                                   7,537            4,960         12,497
Net investment in DFL's                                    312,581           91,045        403,626
Leasing equipment, net                                     741,850          887,046      1,628,896
Equipment purchases and investment in DFL's                 69,878           12,086         81,964
Total segment assets                                    $1,194,907       $1,134,992     $2,329,899

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

Geographic Information:

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                            2005              2004
                                                            ----              ----
                                                                           (Restated)
EQUIPMENT LEASING REVENUE                                                  ----------
United States                                             $62,340             $60,235
International                                              32,802              34,702
                                                           ------              ------
                                                          $95,142             $94,937
                                                          =======             =======

LEASING EQUIPMENT, NET:
United States                                          $1,090,733          $1,052,163
International                                             552,737             576,733
                                                          -------             -------
                                                       $1,643,470          $1,628,896
                                                       ==========          ==========

ASSETS:
United States                                          $1,471,663          $1,333,142
International                                             957,181             996,757
                                                          -------             -------
                                                       $2,428,844          $2,329,899
                                                       ==========          ==========

Note 5 - Derivative Instruments

           The Company's assets are primarily fixed in nature while a significant portion of its debt instruments are floating. The Company employs derivative financial instruments (interest rate swap agreements) to effectively convert certain floating rate debt instruments into fixed rate instruments and thereby manage its exposure to fluctuations in interest rates.

           As of March 31, 2005 and December 31, 2004, included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets are liabilities of $11,047 and $19,745, respectively, representing the market value of the Company's interest rate swap contracts.

           The unrealized pre-tax income on cash flow hedges for the three months ended March 31, 2005 of $7,922 and the related income tax effect of $2,702 have been recorded by the Company as a component of accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets.

           The unrealized pre-tax income on cash flow hedges for the year ended December 31, 2004 of $12,022 and the related income tax effect of $3,501 have been recorded by the Company as a component of accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets.

           The Company may at its discretion terminate or redesignate any such interest rate swap agreements prior to maturity. At that time, any gains or losses previously reported in accumulated other comprehensive loss on termination would continue to amortize into interest expense or interest income to correspond to the recognition of interest expense or interest income on the hedged debt. If such debt instrument was also to be terminated, the gain or loss associated with the terminated derivative included in accumulated other comprehensive loss at the time of termination of the debt would be recognized in the Condensed Consolidated Statement of Income at that time.

           On March 31, 2005, the Company entered into three interest rate swap contracts with original notional amounts totaling $204,858. These three interest rate swap contracts are a result of the November 2004 facility, as amended, which required that the Company enter into interest rate swap contracts in order to effectively convert at least seventy percent of the debt associated with operating lease equipment and ninety percent of the debt associated with direct financing leases from floating rate debt to fixed rate debt. These interest rate swap contracts (which are accounted for as free standing derivative instruments) satisfied this requirement for the amounts funded to date, and will convert a significant portion of the debt outstanding from floating rate debt to fixed rate debt.

           During the three months ended March 31, 2005, the Company terminated five interest rate swap contracts with outstanding notional amounts totaling $33,969. As a result of terminating these swap contracts, the Company recognized a gain of $103 which is included in fair value adjustment for derivative instruments in the Condensed Consolidated Statement of Income.

           As of March 31, 2005, the Company held interest rate swap agreements with various financial institutions. The aggregate notional balance of the swaps was $578,617 as of March 31, 2005.

           For the three months ended March 31, 2005, the Company reported $675 of pre-tax income in the Condensed Consolidated Statements of Income due to changes in the fair value of interest rate swap agreements which do not qualify as cash flow hedges under SFAS 133. This compares to $982 of pre-tax expense for the three months ended March 31, 2004.

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

           EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in a Company's Own Stock ("EITF 00-19") requires freestanding contracts that are settled in a Company's own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or liability must be carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. The Company has classified these warrants as a liability because the requirements of EITF 00-19 for classification of the warrants as equity have not been satisfied. During the period in which the warrants are classified as a liability, any changes in fair value will be reported as fair value adjustment for warrants in the Consolidated Statement of Income. Due primarily to the decrease in the market value of the Company's common stock during the first quarter of 2005, the fair market value of these Warrants decreased from $71,722 at December 31, 2004 to $64,864 at March 31, 2005. As a result, during the three-months ended March 31, 2005, the Company recorded non-cash income of $6,858 (for which no tax expense is derived) which has been reflected as fair value adjustment for warrants on the accompanying Consolidated Statements of Income. Accordingly, future changes to the fair market value of these Warrants have the potential to cause volatility in our future results. For the period of time that these warrants are classified as a liability, any increase in the fair market value of the Warrants will result in an additional non-cash expense to the Consolidated Statements of Income. If the fair market value of the Warrants decreases in the future the Company will record non-cash income in its Consolidated Statements of Income. At such time as all of the conditions of EITF 00-19 are met for classification of the Warrants as equity, the liability account representing the fair value of the warrants at the date the conditions are met will be reclassified to additional paid-in-capital on the Consolidated Balance Sheets. For further discussion of these Warrants and the conditions that must be met for equity treatment under the provisions of EITF 00-19, see Note 4 to the Consolidated Financial Statements included in our December 31, 2004 Form 10-K.

Note 6 - Income Taxes

           July 2004 Protocol to the United States and Barbados Tax Treaty: Through December 31, 2004 Interpool Limited claimed treaty benefits under the United States and Barbados income tax treaty ("pre-2005 Treaty"). The pre-2005 Treaty contained a limitation on benefits provision which denies treaty benefits under certain circumstances. However, Interpool Limited did not fall within the pre-2005 Treaty's limitation on benefits provision.

           On July 14, 2004, the United States and Barbados signed a protocol to the pre-2005 Treaty which was ratified on December 20, 2004 ("post-2004 Treaty") that contains a more restrictive limitation on benefits provision than the pre-2005 Treaty. The post-2004 Treaty took effect on January 1, 2005 following its ratification by the United States Senate and the government of Barbados on December 20, 2004. Under the post-2004 Treaty, Interpool Limited is only eligible for Treaty benefits with respect to its container rental and sales income if, among other things, Interpool, Inc., is listed on a "recognized stock exchange" and Interpool, Inc.‘s stock is "primarily" and "regularly" traded on such exchange.

           Although the Company was not listed on a recognized stock exchange at December 31, 2004, on January 13, 2005, the Company was listed, and began trading, on the New York Stock Exchange. The Company believes this listing and its current trading volume satisfies the "primarily" and "regularly" traded requirements of the amended Barbados Tax Treaty ("Treaty") in effect beginning January 1, 2005, thus qualifying it for benefits under the Treaty on January 13, 2005. The Company estimated there should be no U.S. current tax expense for the period from January 1, 2005 to January 12, 2005, when it was not covered by the Treaty. For further details of the Treaty, see Note 17 to the Consolidated Financial Statements included in the December 31, 2004 10-K.

Note 7 - Contingencies and Commitments

           At March 31, 2005 commitments for capital expenditures totaled approximately $206,035 with approximately $166,210 committed for the remainder of fiscal 2005 and $39,825 committed for 2006.

           The Company is engaged in various legal proceedings from time to time incidental to the conduct of its business. Such proceedings may relate to claims arising out of equipment accidents that occur from time to time which involve death and injury to persons and damage to property. Accordingly, the Company requires all of its lessees to indemnify the Company against any losses arising out of such accidents or other occurrences while the equipment is on-hire to the lessees. In addition lessees are generally required to maintain a minimum of $2,000 in general liability insurance coverage, which is standard in the industry. In addition, the Company maintains a general liability policy of $255,000, in the event that the above lessee coverage is insufficient. While the Company believes that such coverage should be adequate to cover current claims, there can be no guarantee that future claims will never exceed such amounts. Nevertheless, the Company believes that no current or potential claims of which it is aware will have a material adverse effect on its financial condition or results of operations and that the Company is adequately insured against such claims.

Pending Governmental Investigations

           Following the Company's announcement in July 2003 that its Audit Committee had commissioned an internal investigation by special counsel into its accounting, the Company was notified that the SEC had opened an informal investigation of Interpool. As the Company anticipated, this investigation was subsequently converted to a formal investigation and remains pending as of the date this Form 10-Q was filed with the SEC. The Company is cooperating fully with this investigation. The New York office of the SEC received a copy of the written report of the internal investigation and has received documents and information from the Company, its Audit Committee and certain other parties pursuant to SEC subpoenas. In late 2003, the Company was advised that the United States Attorney's office for the District of New Jersey received a copy of the written report of the internal investigation and opened a parallel investigation focusing on certain matters described in the report by the Audit Committee's special counsel. The Company was informed that Interpool is neither a subject nor a target of the investigation by the U.S. Attorney's office. The Company cannot predict the final outcome of these investigations and accordingly cannot be assured that they will not result in the taking of actions adverse to us.

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

           At March 31, 2005, the following guarantees were issued and outstanding:

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

           Contractual Relationships

           The Company entered into a number of operating leases as lessee during 2000 and 2002 in which it guaranteed a portion of the residual value of the leased equipment to the lessor. These leases have terms that expire between 6 and 9 years. If at the end of the lease term the fair market value of the equipment is below the guaranteed residual value in the agreement, the Company is liable for a percentage of the deficiency. The total of these guarantees is $12,405 of which $1,451 could be due in 2 to 3 years, $6,560 could be due in 4 to 5 years, and the remaining $4,394 potentially due in greater than 5 years. As of March 31, 2005 and December 31, 2004, included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets are liabilities of $199 and $188, respectively, representing the accrual for the estimated exposure under these guarantees.

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

           The estimated fair value of these containers at the end of the lease term guaranteed by the Company amounts to approximately $4,360. The Company has estimated that its potential liability related to these guarantees is less than the estimated potential liability related to the Bargain Purchase Option granted to the lessee. As such, the Company has accrued for the estimated value of its liability for this Bargain Purchase Option amounting to $1,017 that could be due in greater than 5 years. All fees collected from the lessor have been deferred by the Company and included in accounts payable and accrued expenses on the accompanying Consolidated Balance Sheets. The fees received from the lessor, net of the estimated liability for the Bargain Purchase Option, are being recognized by the Company over the term of the residual guarantee.

           Standby Letters of Credit

           As of March 31, 2005, CAI, a consolidated subsidiary, had two outstanding letters of credit totaling $6,000, which guarantee its obligations under certain operating lease agreements. These letters of credit expire in May, 2005.

Note 8 - Subsequent Events

Financing Activities

           On April 28, 2005, CAI replaced its $110,000 secured revolving credit facility, which had an outstanding principal balance of $58,500 as of March 31, 2005 (not including letters of credit in the aggregate amount of $6,000 as of March 31, 2005), that was scheduled to expire on June 27, 2005 with a new secured revolving credit facility. The new credit facility has a total commitment amount of up to $175,000 and was provided by a group of banks. The interest rate under the revolving line of credit varies depending upon whether the loans are characterized as base rate loans or Eurodollar rate loans. In addition, there is a commitment fee on the unused amount of the total commitment which fee is payable quarterly in arrears. The new credit facility provides that swing line loans (up to $10,000 in the aggregate) and standby letters of credit (up to $15,000 in the aggregate) will be available to CAI, which sublimits are part of, and not in addition to, the total commitment of $175,000 under the new credit facility. The term of this revolving credit facility is three years. In connection with its first loan request under the new credit facility, CAI repaid the outstanding principal balance of $58,000 on the existing revolving credit facility (plus interest and additional fees) and repaid $15,143 of the amounts owed to the Company under the outstanding subordinated note issued by CAI to the Company.

           As mentioned above, on April 28, 2005 CAI repaid $15,143 of its $33,650 subordinated note with the Company. This repayment returned this note to the original payment schedule that had been modified during 2002. The remaining balance of $18,507 is scheduled to be repaid in eleven equal quarterly installments of approximately $1,683 beginning on October 30, 2005 and ending on April 30, 2008. In addition, the financial covenants associated with this subordinated note were also amended.

           On April 27, 2005, the Company, the holders of a majority in principal amount of the Company's 6% Notes due 2014 (the "Notes") and holders of a majority of the Company's common stock purchase warrants (the "Warrants"), and the Warrant Agent for the holders of the Warrants, entered into amendments dated as of April 26, 2005 to certain agreements relating to the outstanding Notes and Warrants. These amendments extend the dates by which the Company is required to take certain actions with respect to the Notes and Warrants. Specifically, the amendments (i) extend from April 30, 2005 to June 30, 2005 the date by which the Company shall seek stockholder approval for the purpose of ratifying the issuance of the Series B Warrants, (ii) extend from May 1, 2005 to July 1, 2005 the date by which the Company shall file a registration statement with the Securities and Exchange Commission (the "SEC") with respect to the Warrants, and (iii) extend from May 1, 2005 to July 1, 2005 the date by which the Company shall file a registration statement with the SEC with respect to the Notes.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

           The following discussion of our historical financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this report. (All fleet statistics including the size of the fleet, utilization of the leasing equipment or the rental rates per day that are set forth in this Quarterly Report on Form 10-Q include our equipment, including that portion of our equipment managed by CAI. To the extent that our equipment is managed by CAI, the equipment is considered fully utilized since it is not available for us to put on hire regardless of whether all of the units are generating equipment leasing revenue. All equipment owned by CAI or managed by CAI (with the exception of equipment owned by us and managed by CAI), is excluded from all statistics, unless otherwise indicated. In addition, all of our chassis assigned to chassis pools are considered fully utilized. This exclusion of information relative to CAI, unless indicated otherwise, provides a focus on the drivers which are critical to our core business.)

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

           Certain reclassifications have been made to the 2004 amounts in order to conform to the 2005 presentation. As previously disclosed in our December 2004 10-K, we determined it was necessary to change the classification of certain types of revenue which had been previously reported as a reduction to lease operating expenses. This revenue consists primarily of fees charged to lessees for handling, repositioning and repairs which had previously reduced the related costs for these services. This revenue is reported separately as other revenue on the face of our Condensed Consolidated Statements of Income. These reclassifications have no impact on net income.

           We suggest that this quarterly report be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2004 Form 10-K.

Restatement of Prior Condensed Consolidated Financial Statements

           As discussed in our 2004 Form 10-K, we restated our financial statements for the first three quarters of 2004. During the preparation of the December 31, 2004 consolidated financial statements, a material weakness in our documentation of certain interest rate swap transactions was noted. It was determined that the previously reported quarterly results for March 31, 2004, June 30, 2004 and September 30, 2004 required restatement. For further information regarding this restatement, see Note 2 to the Condensed Consolidated Financial Statements. All financial information for the three months ended March 31, 2004 included in this Quarterly Report on Form 10-Q gives effect to the restatement.

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

           During the first quarter of 2005, as compared with the first quarter of 2004, total equipment leasing revenues were essentially unchanged. Our fleet of containers decreased from 808,000 twenty-foot equivalent units ("TEU") at December 31, 2004 to 802,000 TEU at March 31, 2005 primarily due to the sale or retirement of damaged and older containers. The size of our chassis fleet increased from 208,000 units at December 31, 2004 to 211,000 units at March 31, 2005. We have continued to experience high utilization of equipment, both in our container and chassis business segments during the first quarter of 2005. Utilization of our container and chassis fleets (including equipment on both operating and direct financing leases) was 99% and 97%, respectively, at March 31, 2005.

           Daily rental rates for long-term leases of new equipment in our container fleet rose during the first quarter of 2005 due to the increased cost of new equipment. However, daily rental rates for used containers are very competitive and expiring operating leases for larger contracts are sometimes renewed at daily rental rates that are lower than the rental rates in the initial lease term.

           Lease rates for new chassis rose during the first quarter of 2005 due to both the increased cost of new equipment and the overall limitations in production space. Lease rates for used chassis have been gradually rising since mid-2004 largely due to the depletion of used chassis inventories and the rising price of new and remanufactured chassis.

           We anticipate that industry demand for chassis and containers will continue to be strong well into 2006. This projection is supported by the fact that all major shipyards are reporting large order backlogs through 2007. The world cellular container ship fleet is expected to increase by 14.2% in 2005, 15.8% in 2006 and 12.0 % in 2007 (excluding scrapping) as reported in the February 2005 edition of Containerisation International. As of January 1, 2005, the total order book was for 964 ships with a total capacity of approximately 3.8 million TEU, or approximately 53% of the world cellular container ship fleet.

           We believe a number of factors have contributed to the strong demand for equipment in the industry. From 2002 to 2003, according to the Containerisation International Yearbook 2005, global containerized traffic increased by 9.6%, from 276.6 million TEU in 2002 to 303.1 million TEU in 2003, fueling demand for transportation equipment generally. In addition, several major shipping lines started to bring new, very large 8,000-9,000 TEU ships to the West Coast of the United States in the fall of 2004. When ships of this size are unloaded, they require the use of a larger number of chassis to move the containers to local railroad terminals or their final destinations. The large quantity of vessels on order will also require additional containers to support them. Demand for chassis has also been affected by the inability of large, fully loaded ships to pass through the Panama Canal. These ships typically discharge their cargo on the West Coast of the United States, with the cargo being moved by "land bridges", by truck and rail, inland and across the country, using chassis at various stages during this process. At the same time, the demand for chassis, along with increased congestion at many of the rail and marine facilities around the country, have fueled an increase in the pooling of chassis for greater efficiencies. Correspondingly, we have experienced an increase in demand for our "PoolStat"TM chassis management services as more shipping lines are entering into these chassis sharing arrangements. In addition, we have continued to experience high demand in our own Trac Lease neutral chassis pools at railroads and marine terminals.

           During the first three months of 2005, we received net additional financing commitments of $223.0 million from several institutions. At March 31, 2005, (excluding $45.5 million available under CAI's revolving credit facility), we have a total of $412.1 million of unused commitments for growth, to re-finance existing secured debt or for other working capital requirements. Our interest expense was $1.0 million higher during the first quarter of 2005 than it was during the first quarter of 2004 as we experienced a higher level of interest rates in general, coupled with an increase in the amortization of deferred financing fees. These increases were partially offset by the fact that no waiver-related bank fees were paid during the first quarter of 2005 as they had been during the first quarter of 2004. We regularly evaluate financing proposals which, when coupled with available cash balances and funds available under commitments mentioned above, could be used for growth, for refinancing existing facilities and for working capital.

           As of March 31, 2005, our commitments for future capital expenditures totaled approximately $206.0 million with approximately $166.2 million committed for the remainder of fiscal 2005. Our available liquidity at March 31, 2005, including $457.6 million available under credit facilities, was $700.2 million after deducting $23.7 million of restricted cash. Required debt repayments and capital lease payments for the next 12 months totaled $263.3 million. Based on our existing cash balances, financings closed, and our financial projections of operating cash flow for the future, we believe that we will have sufficient liquidity to grow our portfolio while meeting our obligations and commitments as they become due.

           Other than interest expense and depreciation expense on our operating lease equipment, our primary expenses are corporate administrative and lease operating expenses, which include maintenance and repair expense, as well as storage and positioning expense. Our lessees are generally responsible for lease operating expenses during the term of their lease. Our corporate administrative expenses are primarily employee related costs such as salary expense, costs of employee benefits, information technology expenses and travel and entertainment costs, as well as expenses incurred for outside services such as legal, consulting and audit related fees. During the first three months of 2005, lease operating and administrative expenses as a percentage of total revenues were 36.9%, compared to 32.8% during the same period in 2004. The additional personnel and systems enhancements we are adding to improve our internal controls, as well as additional procedures being implemented to comply with Sarbanes-Oxley requirements, have added incremental administrative expenses in 2005.

           Non-performing receivables totaled $11.7 million at March 31, 2005 compared with $12.5 million at December 31, 2004. Reserves of $11.2 million and $11.8 million, respectively, have been established against these non-performing receivables. During the first three months of 2005, receivable write-offs net of recoveries totaled $0.8 million as compared with $0.2 million for the same period in 2004.

           Our net income for the three months ended March 31, 2005 was $20.4 million as compared with $10.2 million for the three months ended March 31, 2004, an increase of 100.0%. The March 31, 2005 net income included non-cash income of $6.9 million (for which no tax expense is recorded) resulting from the change in fair value of the warrants issued by us during September 2004 in connection with a Securities Purchase Agreement pursuant to which we sold $150.0 million of 6.0% notes due in 2014. Our net income per share on a fully diluted basis for the three months ended March 31, 2005 and 2004 was $0.63 and $0.35, respectively. Annualized return on average stockholders' equity was 20.1% for the three months ended March 31, 2005. Excluding the non-cash income for the change in the fair value of the warrants, the annualized return on average stockholder's equity was 13.3% for the three months ended March 31, 2005. Excluding the non-cash expense for the change in the fair value of the warrants and the gain on settled insurance litigation, the annualized return on average stockholders equity was 13.5% for the year ended December 31, 2004.

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

           Through December 31, 2004, we claimed treaty benefits under the United States and Barbados income tax treaty ("pre-2005 Treaty"). The pre-2005 Treaty contained a limitation on benefits provision which denies treaty benefits under certain circumstances. However, we did not fall within the pre-2005 Treaty's limitation on benefits provision.

           On July 14, 2004, the United States and Barbados signed a protocol to the pre-2005 Treaty which was ratified on December 20, 2004 ("post-2004 Treaty") that contains a more restrictive limitation on benefits provision than the pre-2005 Treaty. The post-2004 Treaty took effect on January 1, 2005 following its ratification by the United States Senate and the government of Barbados on December 20, 2004. Under the post-2004 Treaty, Interpool Limited is only eligible for Treaty benefits with respect to its container rental and sales income if, among other things, Interpool, Inc., is listed on a "recognized stock exchange" and Interpool, Inc.‘s stock is "primarily" and "regularly" traded on such exchange.

           Although we were not listed on a recognized stock exchange at December 31, 2004, on January 13, 2005, Interpool, Inc. was listed, and began trading, on the New York Stock Exchange. We believe this listing and our current trading volume satisfies the "primarily" and "regularly" traded requirements of the amended Barbados Tax Treaty ("Treaty") in effect beginning January 1, 2005, thus qualifying us for benefits under the Treaty on January 13, 2005. We estimated there should be no U.S. current tax expense for the period from January 1, 2005 to January 12, 2005, when we were not covered by the Treaty. For details of the Treaty, see Note 17 to the Consolidated Financial Statements included in the December 31, 2004 10-K.

           The sections that follow analyze our results of operations by financial statement caption and provide a more detailed discussion of our performance for the three months ended March 31, 2005 as compared to the prior year period.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

           Equipment Leasing Revenue. Our equipment leasing revenues increased to $95.1 million for the three months ended March 31, 2005, from $94.9 million in the three months ended March 31, 2004, an increase of $0.2 million.

           Container leasing segment revenues were essentially unchanged at $43.8 million for the three months ended March 31, 2005, compared to $43.9 million in the three months ended March 31, 2004. The decrease was primarily attributable to a reduction in direct financing lease revenues of $0.9 million, partially offset by an increase in container operating lease revenues of $0.8 million. The incremental container operating lease revenues, as compared to the prior year period, are primarily due to increasing utilization rates experienced by CAI, partially offset by a 5% reduction in the average size of our container operating lease fleet. The daily rental rates and the utilization rates for the overall container fleet were higher, partially offsetting the reduced revenue resulting from the reduction in the average size of our container operating lease fleet. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire regardless of whether all of these units are generating revenue. Under this method, utilization rates of our container operating lease fleet were 99% and 98% at March 31, 2005 and 2004, respectively. The utilization rates of our operating lease container fleet, considering CAI's actual utilization rates for our operating lease containers managed by CAI, were 96% and 94% at March 31, 2005 and 2004, respectively.

           Domestic intermodal equipment segment revenues increased to $51.3 million for the three months ended March 31, 2005, from $51.0 million in the three months ended March 31, 2004, an increase of $0.3 million or 1%. The increase was attributable to an increase in chassis operating lease revenues of $0.7 million, partially offset by a decrease in direct financing lease revenues of $0.4 million. The incremental chassis operating lease revenues are primarily due to an increase in the utilization rates for our chassis fleet as compared to the prior year period and our chassis operating lease fleet which increased in size by 2%. The utilization rates of our domestic intermodal chassis operating lease fleet were 97% and 96% at March 31, 2005 and 2004, respectively.

           Other Revenue. Our other revenues increased to $4.9 million for the three months ended March 31, 2005, from $4.1 million in the three months ended March 31, 2004, an increase of $0.8 million or 20%.

           Container leasing segment other revenues remained consistent at $2.5 million for the three months ended March 31, 2005, compared to $2.4 million in the three months ended March 31, 2004. The increase was primarily attributable to an increase in container positioning revenue of $0.5 million, partially offset by a reduction in billable repairs to our lessees at the termination of a lease of $0.4 million.

           Domestic intermodal equipment segment other revenues increased to $2.4 million for the three months ended March 31, 2005, from $1.7 million in the three months ended March 31, 2004, an increase of $0.7 million or 41%. The increase was primarily attributable to an increase in billable repairs to our lessees at the termination of a lease of $0.6 million and an increase in chassis positioning revenue of $0.1 million.

           Lease Operating and Administrative Expenses. Our lease operating and administrative expenses increased to $36.9 million for the three months ended March 31, 2005 from $32.4 million in the three months ended March 31, 2004, an increase of $4.5 million or 14%.

The increase was primarily due to:

•	An increase in maintenance and repair costs of $3.0 million primarily due to an increase in repairs of equipment for the chassis product line, partially offset by a reduction in the repair activity within the container product lines.

•	An increase in legal and consulting fees of $1.2 million primarily due to increased consulting services in order to comply with the Sarbanes-Oxley Act and other corporate initiatives.

•	An increase in salary expense of $1.0 million primarily related to an increase in headcount and other employee related costs.

•	A decrease in storage costs of $1.0 million primarily due to increased utilization experienced within CAI's container fleet as well as our containers managed by CAI.

A further breakdown of the lease operating and administrative expense variances, as compared to the prior period, by reportable segment is as follows:

•	Container leasing segment lease operating and administrative expenses decreased to $10.5 million for the three months ended March 31, 2005 from $12.2 million in the three months ended March 31, 2004, a decrease of $1.7 million or 14%. This decrease can be summarized as follows:

                                                                        Container
          (Dollars in millions)                                          Leasing
          ---------------------                                          -------
          Storage expense                                                $(0.9)
          Maintenance and repairs expense                                 (0.4)
          Positioning and handling expense                                (0.3)
          Legal and consulting fees                                       (0.2)
          Salaries expense                                                 0.4
          Other, net                                                      (0.3)
                                                                          ----
          Total                                                          $(1.7)
                                                                          ====
•	Domestic intermodal equipment segment lease operating and administrative expenses increased to $26.4 million for the three months ended March 31, 2005 from $20.3 million in the three months ended March 31, 2004, an increase of $6.1 million or 30%. This increase can be summarized as follows:

                                                                          Domestic
                                                                         Intermodal
          (Dollars in millions)                                          Equipment
          ---------------------                                          ---------
          Maintenance and repairs expense                                   $3.4
          Legal and consulting fees                                          1.4
          Salaries expense                                                   0.6
          Positioning and handling expense                                   0.3
          Storage expense                                                   (0.1)
          Other, net                                                         0.5
                                                                             ---
          Total                                                             $6.1
                                                                            ====

           Provision for Doubtful Accounts. Our provision for doubtful accounts increased to $0.7 million for the three months ended March 31, 2005 from $0.6 million for the three months ended March 31, 2004. During the three months ended March 31, 2005, our nonperforming receivables decreased $0.8 million ($11.7 million at March 31, 2005 and $12.5 million at December 31, 2004). As of March 31, 2005 and December 31, 2004, our non-performing receivables, net of applicable reserves, were 0.60% and 1.01%, respectively, of accounts receivable, net. Our provision for doubtful accounts is provided based upon a quarterly review of the receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of direct financing lease receivables.

           Fair Value Adjustment for Derivative Instruments. Our non-cash fair value adjustment for derivative instruments income amounted to $0.7 million for the three months ended March 31, 2005 as compared to expense of $1.0 million for the three months ended March 31, 2004. The income for the three months ended March 31, 2005, as well as the expense for the prior year period, was primarily due to the change in fair value of interest rate swap agreements held which do not qualify as cash flow hedges.

           Fair Value Adjustment for Warrants. Our non-cash fair value adjustment for warrant income amounted to $6.9 million for the three months ended March 31, 2005, without a similar item in the prior year period. The income for the three months ended March 31, 2005 was due to the change during the first quarter of 2005 in the fair value of the Warrants issued during September 2004 in connection with the 6.0% Notes, which Warrants are classified as a liability on the accompanying Consolidated Balance Sheets. This reduction in the value of the Warrants is due primarily to the decrease in the market value of our common stock during the first quarter of 2005. The fair market value of these Warrants decreased from $71.7 million at December 31, 2004 to $64.9 million at March 31, 2005. For the period of time that these Warrants are classified as a liability, any further increase in the fair market value of the Warrants will result in an additional non-cash expense to the Condensed Consolidated Statements of Income. If the fair market value of the Warrants decreases in the future, we will record non-cash income in our Condensed Consolidated Statements of Income. Accordingly, future changes to the fair market value of these Warrants have the potential to cause volatility in our future results.

           Depreciation and Amortization of Leasing Equipment. Our depreciation and amortization expenses decreased to $22.0 million for the three months ended March 31, 2005, from $22.9 million for the three months ended March 31, 2004, a decrease of $0.9 million or 4%. This decrease was primarily due to reductions to our operating lease fleet.

           Impairment of Leasing Equipment. Our expense related to the impairment of leasing equipment decreased to $0.9 million for the three months ended March 31, 2005, from $2.0 million for the three months ended March 31, 2004, a decrease of $1.1 million. This decrease was primarily due to a reduction in impairment losses for idle equipment ($1.3 million) which is primarily due to the favorable market conditions in the resale sector for containers.

           Income for Investments Accounted for Under the Equity Method. The decrease in (income)/loss for investments accounted for under the equity method of $0.1 million during the three months ended March 31, 2005 resulted primarily from reduced earnings for certain investments accounted for under the equity method.

           Other Income, Net. We had other income of $3.7 million during the three months ended March 31, 2005 compared to $0.7 million of other income for the three months ended March 31, 2004. The increase of $3.0 million was primarily due to an increase in gains on equipment sales of $2.6 million, including an increase of $1.4 million in gains on equipment sales to third parties recognized by CAI. The increase in gains on equipment sales recognized by CAI was due to an increase in volume of units sold to these investors, as well as an increase in the returns generated on these sales. The remainder of the increase in gains on equipment sales was primarily due to the favorable market conditions we experienced in the resale sector for containers as compared to the prior year period.

           Interest Expense. Our interest expense increased to $29.4 million in the three months ended March 31, 2005 from $28.4 million in the three months ended March 31, 2004, an increase of $1.0 million or 4%. The increase in interest expense was primarily attributable to increased interest rates resulting in increased interest expense of $2.7 million and an increase in amortization of deferred financing fees of $0.4 million, partially offset by a decrease of $2.1 million for bank fees incurred during the three months ended March 31, 2004 in order to obtain waivers related to our delayed filings.

           Interest Income. Our interest income increased to $4.0 million in the three months ended March 31, 2005 from $0.7 million in the three months ended March 31, 2004, an increase of $3.3 million. The increase in interest income was primarily due to an increase in average invested cash balances due to the proceeds received during late 2004 under new debt agreements and the receipt of $1.6 million of past due interest received on a note receivable which was accounted for as non-performing at December 31, 2004 due to the multiple extensions of the repayment terms by the borrower.

           Minority Interest Expense, Net. The change in minority interest expense, net of $1.0 million for the three months ended March 31, 2005 as compared to the prior year was primarily due to an increase in net income reported by our 50%-owned consolidated subsidiary, CAI.

           Provision for Income Taxes. We recorded an income tax provision of $3.1 million for the three months ended March 31, 2005 as compared to $2.3 million for the three months ended March 31, 2004. This increase resulted principally from the net increase in taxable income of $4.1 million after adjusting for the $6.9 million permanent tax difference that arose from the non-cash income pertaining to the Warrant liability, and a $0.4 million increase in the valuation allowance for state net operating losses.

           Interpool Limited's pre-tax income (international sourced income) is taxed at a low rate (approximately 3%) due to the income tax convention between the United States and Barbados. The domestic intermodal division's pre-tax income (United States sourced income), including corporate activities and the results of operations of CAI, is taxed at the higher United States tax rates. During the three months ended March 31, 2005, 27% of taxable income was generated from United States sources as compared to 32% during the three months ended March 31, 2004, thus reducing the net increase in the provision for income taxes.

           Net Income. As a result of the factors described above, our net income increased to $20.4 million in the three months ended March 31, 2005 from $10.2 million in the three months ended March 31, 2004.

Liquidity and Capital Resources

           Historically, we have used funds from various sources to meet our corporate obligations and to finance the acquisition of equipment for lease to customers. The primary funding sources have been cash provided by operations, borrowings (generally from banks), securitization of lease receivables, the issuance of capital lease obligations, and the sale of our securities. In addition, we have generated cash from the sale of equipment being retired from our fleet. In general, we have sought to meet debt service requirements from the leasing revenue generated by our equipment. During the three months ended March 31, 2005, our cash flow from operations plus cash collections on direct financing leases totaled $51.1 million, $16.7 million more than the payments required for long-term debt and capital lease obligations during the same period. In addition, we had $242.6 million of unrestricted cash and marketable securities on hand and had unused financing commitments totaling $412.1 million available for future use as of March 31, 2005 (excluding $45.5 million available under CAI's revolving credit facility). Further, as described in the Liquidity and Capital Resources section of our 2004 Form 10-K, the combination of unrestricted cash and marketable securities as of December 31, 2004 plus scheduled payments due to us under operating and direct financing lease agreements with our lessees during 2005 and 2006 is significantly more than our scheduled capital lease and debt service payments (principal and estimated interest) for those years.

           Demand for both chassis and containers is currently strong, and our utilization rates, as well as those of our competitors are at high levels. We anticipate that industry demand for chassis and containers will continue to be strong well into 2006, driven primarily by the fact that all major shipyards are reporting large order backlogs through 2007. As of January 1, 2005, the existing order backlog was enough to account for an increase of approximately 53% in the world's cellular container ship fleet and is expected to result in demand for a significant number of additional containers and chassis. Lease rates on both new and used chassis have been rising since the middle of 2004, reflecting increases in the cost of new chassis and increased utilization of used chassis. Lease rates for new containers have also been increasing along with the cost of the underlying units. Lease rates for used containers were competitive for much of the past fifteen months. We have usually funded a significant portion of the purchase price for new containers and chassis through secured borrowings from financial institutions under various credit facilities. We have successfully added $223.0 million of commitments for secured financing from January 1, 2005 to March 31, 2005. As of March 31, 2005 (excluding $45.5 million available under CAI's revolving credit facility), a total of $412.1 million of these financing commitments was available to us for future use. We are currently in negotiations with other potential lenders with regard to additional financings to support business growth.

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

Cash Flow

           Net cash provided by operating activities amounted to $27.4 million for the three months ended March 31, 2005 compared to $35.0 million for the same period last year. While net income for the three months ended March 31, 2005 was $10.2 million higher than net income for the three months ended March 31, 2004, it included non-cash income of $6.9 million related to the adjustment of the fair value of warrants issued by us in the third quarter of 2004. Excluding this adjustment for the fair value of the warrants, net cash provided by these activities increased $3.3 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The overall decrease in net cash provided by these activities was primarily due to an increase in accounts receivable ($8.5 million), partially offset by the previously mentioned increase in net income, exclusive of the adjustment for the fair value of the warrants, as well as changes in other operating assets and liabilities in the ordinary course of business.

           Net cash used for investing activities amounted to $36.4 million for the three months ended March 31, 2005 compared to $42.9 million for the same period in 2004. The decrease in net cash used in these activities in 2005 as compared to 2004 was primarily due to a decrease in the investment in direct financing leases ($8.9 million), an increase in the proceeds from disposition of leasing equipment ($14.7 million) and an increase in cash collections on direct financing leases ($0.4 million), partially offset by an increase in acquisition of leasing equipment ($17.5 million).

           Net cash used for financing activities amounted to $34.1 million for the three months ended March 31, 2005 compared to net cash provided by financing activities of $7.7 million for the same period in 2004. The change for these activities in 2005 as compared to 2004 was primarily due to a decrease in the proceeds from the issuance of debt ($73.1 million) partially offset by a decrease in repayment of long term debt and capital lease obligations ($28.0 million), and a decrease in repayment of revolving credit lines ($3.0 million).

Debt and Capital Lease Obligations:

           The following table summarizes our debt and capital lease obligations as of March 31, 2005 and December 31, 2004:

                                                                                     (Dollars in Millions)
Total Debt and Capital Lease Obligations                                     March 31, 2005       December 31, 2004
----------------------------------------                                     --------------       -----------------
Capital lease obligations payable in varying amounts through 2013                $346.3                $329.6
Chassis Securitization Facility, interest at 5.96% and 5.99% at March
  31, 2005 and December 31, 2004, respectively
      Warehouse facility                                                           22.5                  22.5
      Debt obligation                                                              46.4                  53.9
      Capital lease obligation                                                    395.5                 397.8
Secured equipment financing facility, interest at 4.60% and 4.45% at
  March 31, 2005 and December 31, 2004, respectively, revolving
  period ending October 31, 2006, term out period ending April 30, 2012           237.9                 243.0
Revolving credit facility CAI, interest at 4.47% and 4.56% at March
  31, 2005 and December 31, 2004, respectively                                     58.5                  65.0
6.00% Notes due 2014 (unsecured) net of unamortized discount of
  $33.1 million and $33.7 million at March 31, 2005 and December
  31, 2004, respectively                                                          196.9                 196.3
7.35% Notes due 2007 (unsecured)                                                  115.4                 115.4
7.20% Notes due 2007 (unsecured)                                                   45.3                  45.3
9.25% Convertible redeemable subordinated debentures, mandatory
  redemption 2022 (unsecured)                                                      37.2                  37.2
9.875% Preferred capital securities due 2027 (unsecured)                           75.0                  75.0
Notes and loans repayable with various rates ranging from 4.0% to
  7.9% and maturities from 2005 to 2010                                           109.5                 137.2
                                                                                  -----                 -----
Total Debt and Capital Lease Obligations                                        1,686.4               1,718.2
                                                                                -------               -------
   Less Current Maturities                                                        263.3                 240.6
Total Non-Current Debt and Capital Lease Obligations                           $1,423.1              $1,477.6
                                                                               ========              ========

           Our debt consisted of notes and loans and capital lease obligations with installments payable in varying amounts through 2027, with a weighted average interest rate of 6.7% and 6.2% for the three months ended March 31, 2005, and for the year ended December 31, 2004, respectively. The principal amount of debt and capital lease obligations payable under fixed rate contracts was $899.5 million at March 31, 2005. Remaining debt and capital lease obligations of $786.9 million were payable under floating rate arrangements, of which $563.4 million was effectively converted to fixed rate debt through the use of interest rate swap agreements. At March 31, 2005 and December 31, 2004, most of our debt and capital lease obligations were secured by a substantial portion of our leasing equipment, direct financing leases, and accounts receivable. Approximately $469.8 million of debt was unsecured at March 31, 2005 compared to $469.2 million at December 31, 2004. For further information on the accounting treatment for interest rate swap contracts see Note 5 to the Condensed Consolidated Financial Statements.

           New Financings: During the first quarter of 2005, we received an additional $223.0 million in net financing commitments. Commitments were received totaling $248.0 million under a financing facility established on November 1, 2004 from six financial institutions, while we cancelled a financing commitment for $25.0 million that existed as of December 31, 2004. This commitment was cancelled to allow the financial institution involved to provide a larger commitment to a facility already established during December 2004. As of March 31, 2005, none of these additional commitments had been utilized.

           The additional commitment of $248.0 million brings the total committed under the November 2004 facility to $500.0 million. This financing is secured by shipping containers and related leases owned by a special purpose consolidated subsidiary of the Company and leased to various third parties. The financing allows for advances from time to time up to the amount of available collateral under the facility, subject to a maximum principal amount that may be outstanding under the facility of $500.0 million. The interest rate under this facility is LIBOR plus 175 basis points, with a reduction to LIBOR plus 150 basis points possible as our credit rating improves. This agreement, as amended, required that we enter into interest rate swap contracts in order to effectively convert at least seventy percent of the debt associated with operating lease equipment and ninety percent of the debt associated with direct financing leases from floating rate debt to fixed rate debt. On March 31, 2005, we entered into three interest rate swap contracts with original notional amounts totaling $204.9 million. These interest rate swap contracts satisfied this requirement for the amounts funded to date and will convert a significant portion of the debt outstanding from floating rate debt to fixed rate debt. The facility has a two-year term, after which the outstanding balance will be paid out in full over 66 months if it is not refinanced. At March 31, 2005, $237.9 million of debt was outstanding under this facility and $262.1 million was available for future use.

           In addition, during February 2005, we entered into a lease arrangement with a Japanese lessor involving $29.9 million of equipment previously financed with a financial institution during December 2003 and May 2004. This transaction closed in two approximately equal tranches, the first of which occurred on February 28, 2005, and the second of which occurred on March 31, 2005. The lease ends in December 2008, and we have a fixed purchase option at that time that we expect to exercise. The aggregate fixed rate of interest on the lease is 7.44%. We received additional cash proceeds totaling $4.2 million at the February closing and $4.3 million at the March closing.

           Debt Modifications: We elected not to renew the warehouse facility associated with our chassis securitization financing which had an outstanding balance of $22.5 million at March 31, 2005. As a result of this decision, the warehouse facility was not extended beyond the scheduled expiration date of March 31, 2005. Accordingly, based on the terms of the securitization financing, all cash flow from the securitization that would normally be received by us after the requirements of the securitization financing are satisfied will be used to pay down the warehouse facility until it is paid in full. In addition, based on the terms of the securitization financing, the interest rate on the warehouse facility was increased by 100 basis points as of March 31, 2005. We are currently in discussions with the lender and insurance wrap provider for the chassis securitization with regard to paying the warehouse facility in full through a lump sum payment and releasing the lien on the chassis that provide security for the warehouse facility.

           Covenants: Under our secured equipment financing facility established during November 2004 (and most of our other debt instruments), we were required to maintain covenants (as defined) for tangible net worth (the most stringent of which required us to maintain tangible net worth of at least $300.0 million), a fixed charge coverage ratio of 1.5 to 1 and a funded debt to net worth ratio (as defined in the agreement) of 4.0 to 1. A servicing agreement to which we are a party requires that we maintain a tangible net worth (as defined in the agreement) of at least $375.0 million plus 50% of any positive net income reported from October 1, 2004 forward. Additionally, under a credit agreement, we are required to maintain a security deposit in the aggregate amount of at least 80% of the outstanding loan balances, including interest. This amounted to $4.3 million and $4.8 million at March 31, 2005 and December 31, 2004, respectively and is included in other assets on the Consolidated Balance Sheet. At March 31, 2005, under a restriction in our 6.0% Note Indenture, approximately $1.8 million of retained earnings were available for dividends.

           Other: As of March 31, 2005, our commitments for future capital expenditures totaled approximately $206.0 million with approximately $166.2 million committed for the remainder of fiscal 2005. Our available liquidity at March 31, 2005, including $457.6 million available under credit facilities, was $700.2 million after deducting $23.7 million of cash held within the chassis securitization. Required debt repayments and capital lease payments for the next twelve months totaled $263.3 million as of March 31, 2005 which we anticipate making through our unrestricted cash balances and cash flow from operations.

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

Critical Accounting Policies and Estimates

           The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, the reported amounts of income and expense during the reporting period and the disclosure of contingent assets and liabilities at the date of the financial statements. We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on these and other significant accounting policies, see Note 1 to the Consolidated Financial Statements included in our December 31, 2004 Annual Report on Form 10-K. These policies and estimates are considered critical due to the existence of uncertainty at the time the estimate is made, the likelihood of changes in estimates from period to period and the potential impact that these estimates can have on our financial statements. The following accounting policies and estimates include inherent risks and uncertainties related to judgments and assumptions made by management. Management's estimates are based on the relevant information available at the end of each period.

•	the allowance for doubtful accounts,

•	accounting for leasing equipment,

•	lease residual values,

•	goodwill,

•	accounting for customer defaults,

•	warrant valuation,

•	income taxes,

•	derivative financial instruments.

           In consultation with our Audit Committee, we have reviewed and approved these significant accounting policies, which are further described in our 2004 Form 10-K.

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

           The following table sets forth principal cash flows and related weighted average interest rates by expected maturity dates for debt and capital lease obligations at March 31, 2005:

                              Total                      13-24        25-36        37-48        49-60
 (Dollars in Thousands)    Obligation    0-12 months    months       months       months       months     Thereafter
 ----------------------    ----------    -----------    ------       ------       ------       ------     ----------

Variable rate facilities    $223,532      $100,246      $28,691      $25,125      $22,452      $31,629      $15,389
Average interest rate %                       4.9%         4.9%         4.9%         4.9%         4.8%         4.8%

Fixed rate facilities(1)   1,462,887       163,024      111,288      240,908      116,417       83,857      747,393
Average interest rate %                        6.7%        6.8%         6.8%         6.9%         7.0%         7.0%

Total Debt                $1,686,419      $263,270     $139,979     $266,033     $138,869     $115,486     $762,782
Average interest rate %                       6.6%         6.7%         6.7%         6.8%         7.0%         7.0%

(1) These fixed rate facilities include variable instruments that have been effectively converted to fixed rate debt through the use of interest rate swap agreements.

           The principal amount of debt and capital lease obligations payable under fixed rate contracts is $899.5 million at March 31, 2005. Remaining debt and capital lease obligations of $786.9 million are payable under floating rate arrangement, of which $563.4 million has been effectively converted to fixed rate debt through the use of interest rate swap agreements.

           Based on outstanding debt balances at March 31, 2005 of variable rate facilities, which have not been effectively converted to fixed rate debt through the use of interest rate swaps, a 10% change in variable interest rates would have resulted in a $0.3 million change in pre-tax earnings.

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

           We seek to reduce credit risk by maintaining insurance coverage against customer insolvency and related equipment losses. We maintain contingent physical damage, recovery and loss of revenue insurance, which provides coverage in the event of a customer's insolvency, bankruptcy or default giving rise to our demand for return of all of our equipment. The policy covers the cost of recovering our equipment from the customer, including repositioning cost, damage to the equipment and the value of equipment which could not be located or was uneconomical to recover. It also covers a portion of the equipment leasing revenue that we might lose as a result of the customer's default (i.e., up to 180 days of lease payments following an occurrence under the policy). The policy in place for the three months ended March 31, 2005, which expired on April 30, 2005, included coverage of $9.0 million with a $3.0 million deductible, per occurrence. This policy has been renewed for an additional one year term commencing April 30, 2005. The new policy includes coverage of $13.0 million with a $2.0 million deductible, per occurrence. This coverage automatically renews for at least two additional one-year terms on each anniversary of the commencement date. All renewals are subject to maintaining a claim experience that does not exceed stated percentages of the policy premiums. There can be no assurance that this or similar coverage will be available in the future or that such insurance will cover the entirety of any loss.

           At March 31, 2005 approximately 48% of accounts receivable and 71% of the net investment in direct financing leases were from customers outside of the United States.

           At March 31, 2005, our top 25 customers represented approximately 77% of consolidated billings, with no single customer accounting for more than 8.1%.

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

           (a) Disclosure Controls and Procedures

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

           Under the supervision and with the participation of its management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of March 31, 2005. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of such date due to the material weaknesses in the Company's internal control over financial reporting described below:

•	Non-routine transactions. The Company lacked effective communication and review of the accounting for certain non-routine transactions.

•	Elimination of intercompany transactions. The Company lacked policies and procedures for identifying and reviewing the propriety of the elimination entries within its consolidation on a timely basis.

•	Inadequate review procedures and segregation of duties. There was inadequate management review of transactions generated in the billing and procurement processes to ensure the accuracy and completeness of transactions administered by those departments as well as inadequate segregation of duties in the billing, accounts receivable and accounts payable departments.

•	Interest rate swap transactions. The Company lacked adequate technical expertise related to accounting for derivative instruments, including the preparation of the formal documentation required under SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133").

•	Income taxes. The Company lacked adequate technical expertise related to accounting for income taxes and lacked adequate and effective analysis and management review of the relevant documentation supporting the deferred tax asset and liability accounts.

•	Account reconciliations. The Company's accounting department was not adequately staffed with trained personnel, which resulted in a lack of complete and timely reconciliations between the subsidiary and general ledger for accounts receivable and intercompany accounts.

•	Direct financing leases. The Company's lease accounting system was not designed to adequately account for all types of direct financing lease transactions in accordance with U.S. generally accepted accounting principles.

•	Security of information technology. The Company's information systems lacked security policies and procedures, including appropriate encryption and standard security settings and lacked system access controls over certain spreadsheets supporting financial information and other information systems.

•	Design of equipment leasing systems. The Company's systems for equipment leasing did not have certain automated interfaces thereby requiring significant manual intervention for the billing and processing of lease equipment transactions.

           In light of these material weaknesses, the Company performed additional analyses and other post-closing procedures to ensure the Company's condensed consolidated financial statements included in this Form 10-Q for the three months ended March 31, 2005 have been prepared in accordance with U.S. generally accepted accounting principles.

           (b) Changes to Internal Control Over Financial Reporting

           There were no changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except as described below.

           As disclosed in the Company's 2002, 2003 and 2004 Form 10-K reports (including the Company's amended Form 10-K report for 2004), and in the Company's 2003 and 2004 Form 10-Q reports, the Company had previously concluded that certain internal control deficiencies identified by its external auditors and by management, as well as through the investigation by the Audit Committee of the Board of Directors, constituted "material weaknesses" or "significant deficiencies" as defined by the Public Company Accounting Oversight Board (United States). In addition, management's review of internal control over financial reporting, using the framework defined by COSO, confirmed that most of the previously disclosed deficiencies still existed as of March 31, 2005. During the last two years, the Company has spent a significant amount of time in becoming current with its financial reporting. This was necessary due to the restatement of the Company's financial results for the years 2000 and 2001 and the first three quarters of 2002, which was not completed until January 9, 2004. For the past sixteen months, the Company dedicated its resources toward the completion of six quarterly Form 10-Q reports for 2003 and 2004, as well as its Form 10-K annual report for the year ended December 31, 2003 and December 31, 2004 (including the Company's amended Form 10-K report for 2004). This work was completed on May 2, 2005. Therefore, the Company was not able to correct all of the deficiencies identified during 2004 and prior years by March 31, 2005.

           The Company has taken various corrective actions to remediate the material weaknesses noted above. By their nature such actions require a period of time to become fully effective. These remedial actions are as follows and are more fully discussed in the Company's amended Form 10-K:

•	Non-routine transactions. The Company has put in place procedures to address these issues, including the establishment of regularly scheduled meetings attended by management, outside counsel and members of its Audit Committee. The Company believes that these procedures will remediate these deficiencies during 2005.

•	Elimination of intercompany transactions. The Company has implemented a procedure to review intercompany accounts on a quarterly basis to identify appropriate intercompany eliminations and believes that this procedure is generally working effectively. However, a sufficient period of time has not elapsed to effectively evaluate this remediation. After completing a review of the Company's remaining intercompany elimination entries and reassigning responsibility for the elimination entries, the Company believes that this weakness has been properly addressed.

•	Inadequate review procedures and segregation of duties. The development of narrative descriptions for these processes and the evaluation of the related risks and controls required to complete the work required by Section 404 of the Sarbanes-Oxley Act of 2002, provided documentation of the policies and procedures in these areas as well as the actions required to remediate any deficiencies. Implementation of remedial actions has begun in these areas, and the re-testing of the design and effectiveness of those actions will be performed in each area after all remedial actions in such area have been implemented.

•	Interest rate swap transactions. The Company has thoroughly reviewed its documentation for all current hedging strategies and is improving the skill sets within the organization in order to improve the accounting of its hedging relationships under the provisions of SFAS 133. The Company believes that this deficiency will be remediated during 2005.

•	Income taxes. During the second half of 2004, the Company hired an experienced tax professional, who is also a certified public accountant. The Company believes that this staffing addition and the procedures being implemented with regard to the communication and review of complex transactions will remediate this weakness during 2005, but the Company will monitor this area closely and take further actions, including additional staffing, if required.

•	Account reconciliations. During 2004, the Company hired eight additional people in its accounting department in order to address the weakness in this area. As of the date of this filing, all account reconciliations are current. However, the Company believes that additional attention must be paid to staffing within the accounting department and throughout the Company. During 2005, the Company will continue to review its staffing levels and will continue to evaluate whether the current skill sets of its employees are adequate to meet its business needs and to ensure that it has a strong and effective control environment. The Company will monitor this area closely, make any necessary staffing changes and will also ensure that additional training is made available to its staff, as required.

•	Direct financing leases. Management has reassigned responsibilities and manually verified the classification and income recognition for all new direct financing leases. In addition, the Company has initiated changes to its lease contracts to simplify the income recognition related to these direct financing leases. The Company also has purchased and installed a new accounting system to address the ongoing accounting and to reduce its reliance on manual verification of the accounting for its direct financing leases. This system became operational for the chassis business on January 1, 2005, and the Company anticipates that it will be operational for the container business during the second quarter of 2005. The Company anticipates that this system, combined with improved knowledge of lease accounting under the provisions of SFAS 13 and the changes made to the lease contracts, will resolve the weaknesses in this area by September 30, 2005.

•	Security of information technology. The lack of comprehensive encryption procedures will be remediated in 2005 by implementing both virtual private network and secure socket layer technologies for employees located outside the Company's Princeton, NJ, New York, NY, and Westchester, IL offices. For employees located in the three offices mentioned, the problem has been corrected through direct point-to-point network connections to the Company's data center. The Company has completed the documentation of standards for setting security parameters for its operating systems. The Company has initiated a project that will result in defining and establishing appropriate access to its information systems and spreadsheets, with the exception of its leasing system, and expects that the project will be completed, and appropriate access controls in place, by June 30, 2005. Access controls for the leasing system are being addressed as the Company develops its new asset management system, completion of which is expected during the first half of 2006 with individual modules becoming operational earlier.

•	Design of equipment leasing systems. The development of enhanced information systems is the ultimate remediation in these areas and the Company has already begun to develop such systems. The Company believes that the implementation of such systems will reduce the requirement for substantive manual testing and, therefore, reduce the possibility for error. It is management's expectation that all systems will be operational during the first half of 2006, with individual modules becoming operational earlier.

           Management believes that the actions described above, when fully implemented, will be effective in remediation of the material weaknesses discussed above.

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

PART II - OTHER INFORMATION

ITEM 5. Legal Proceedings

Pending Governmental Investigation

           Following the Company's announcement in July 2003 that its Audit Committee had commissioned an internal investigation by special counsel into our accounting, the Company was notified that the SEC had opened an informal investigation of Interpool. As the Company anticipated, this investigation was subsequently converted to a formal investigation and remains pending as of the date this Form 10-Q was filed with the SEC. The New York office of the SEC received a copy of the written report of the internal investigation and has received documents and information from the Company, its Audit Committee and certain other parties pursuant to SEC subpoenas. The Company was advised that the United States Attorney's office for the District of New Jersey received a copy of the written report of the internal investigation and opened a parallel investigation focusing on certain matters described in the report by the Audit Committee's special counsel. The Company was informed that Interpool is neither a subject nor a target of the investigation by the U.S. Attorney's office. The Company is cooperating fully with both of these investigations.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 10:	Material Contracts

10.62	Third Amended and Restated Credit Agreement dated as of March 15, 2005 among Interpool Container Funding, SRL, the Company, Fortis Bank (Netherland) N.V and the Lenders named therein (incorporated by reference to the Company's report on Form 8-K filed March 23, 2005).

10.63	Third Amended and Restated Servicing Agreement dated as of March 15, 2005 between Interpool Limited and Interpool Container Funding, SRL (incorporated by reference to the Company's report on Form 8-K filed March 23, 2005).

10.65	Amendment, dated as of April 26, 2005, to Warrant Agreement dated as of September 14, 2004 between the Company and U.S. Bank, as warrant agent.

10.66	Amendment, dated as of April 26, 2005, to Notes Registration Rights Agreements dated as of September 14, 2004 and November 29, 2004, by and among the Company and the Investors named therein.

10.67	Amendment, dated as of April 26, 2005, to Investor Rights Agreement dated as of September 14, 2004, by and among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co.

31.1	Certification of Martin Tuchman.

31.2	Certification of James F. Walsh.

32.1	Certification of Martin Tuchman.

32.2	Certification of James F. Walsh.

Exhibit 99:	Press Releases dated:

January 10, 2005	Interpool, Inc. Receives approval To List The Company's Common Stock on NYSE.

February 11, 2005	Interpool Finalizes Deferred Tax Accounting Treatment For New Barbados Tax Protocol.

March 17, 2005	Interpool, Inc. Files For 15-Day Extension To File 2004 Annual Report on Form 10-K.

March 18, 2005	Interpool, Inc. To Pay Cash Dividend on Common Stock.

March 31, 2005	Interpool Files December 2004 Form 10-K With Securities And Exchange Commission.

(b)	Reports on Form 8-K:

           On February 17, 2005, the Company Filed a Report on Form 8-K in which it was reported that the accounting treatment for deferred taxes associated with the new protocol to the income tax treaty between the United States and Barbados had been finalized. As a result of the Company's re-listing on the NYSE on January 13, 2005, the Company believes that it will continue to qualify for treaty benefits under the new protocol. No fourth quarter 2004 adjustments to deferred tax liability or tax expense will be required.

           On March 23, 2005, the Company filed a Report on Form 8-K in which it was reported that the Company had amended its primary secured equipment financing facility to provide for advances to Interpool Container Funding, SRL, an indirect subsidiary of the Company. In connection with this amended agreement, Interpool Container Funding, SRL entered into a Third Amended and Restated Servicing Agreement with Interpool Limited. Interpool Limited continues to serve as servicer of the collateral under the financing facility.

           On May 3, 2005, the Company filed a Report on Form 8-K in which it was reported that the Company had amended its warrant agreement and investor rights agreement with respect to the Company's common stock purchase warrants and its registration rights agreements relating to the Company's 6% Notes due 2014. These amendments extend the dates by which the Company is required to take certain actions with respect to the Notes and Warrants.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPOOL, INC.

Dated: May 6, 2005	By /s/ Martin Tuchman Martin Tuchman Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Director (Principal Executive Officer)

Dated: May 6, 2005	By /s/ James F. Walsh James F. Walsh Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Filed with Interpool, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005

10.62-	Third Amended and Restated Credit Agreement dated as of March 15, 2005 among Interpool Container Funding, SRL, the Company, Fortis Bank (Netherland) N.V and the Lenders named therein (incorporated by reference to the Company's report on Form 8-K filed March 23, 2005).

10.63-	Third Amended and Restated Servicing Agreement dated as of March 15, 2005 between Interpool Limited and Interpool Container Funding, SRL (incorporated by reference to the Company's report on From 8-K filed March 23, 2005).

10.65-	Amendment, dated as of April 26, 2005, to Warrant Agreement dated as of September 14, 2004 between the Company and U.S. Bank, as warrant agent.

10.66-	Amendment, dated as of April 26, 2005, to Notes Registration Rights Agreements dated as of September 14, 2004 and November 29, 2004, by and among the Company and the Investors named therein.

10.67-	Amendment, dated as of April 26, 2005, to Investor Rights Agreement dated as of September 14, 2004, by and among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co.

31.1-	Certification of Martin Tuchman.

31.2-	Certification of James F. Walsh.

32.1-	Certification of Martin Tuchman.

32.2-	Certification of James F. Walsh.

99.1-	Press Release dated January 10, 2005

99.2-	Press Release dated February 11, 2005

99.3-	Press Release dated March 17, 2005

99.4-	Press Release dated March 18, 2005

99.5-	Press Release dated March 31, 2005