Form 10-K/A
period 2003-12-31
INTERPOOL INC
filed 2005-06-07
CIK 898777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes [X] No [   ]

As of May 31, 2005, the aggregate market value of the common stock, $.001 par value, held by non-affiliates of the registrant was approximately $218,201,379 based upon the closing price of $21.72 per common share as quoted on the New York Stock Exchange on May 31, 2005.

As of May 31, 2005, there were 27,639,853 shares of the registrant’s common stock outstanding.

Explanatory Note

Interpool, Inc. (the "Company") is filing this Amendment No. 1 to Form 10-K (the "Amendment No. 1") to amend its Form 10-K for the year ended December 31, 2003, originally filed with the Securities and Exchange Commission (the "SEC") on August 18, 2004 (the "Original 2003 Form 10-K"), to revise Item 9A, "Controls and Procedures," in order to more clearly state the conclusion of our management that, due to the deficiencies in internal controls that we identified in the Original 2003 Form 10-K, our disclosure controls and procedures were not effective for the year ended December 31, 2003. These revisions to Item 9A are located in the third from the last and second from the last paragraphs of Item 9A. As required by SEC Rule 12b-15, we set forth below in this Amendment No. 1 the entire text of Item 9A, as amended.

In addition, subsequent to the filing of the Original 2003 Form 10-K, we determined that it would be necessary to make certain changes to the financial statements included in our Original 2003 Form 10-K. These changes, which have been reflected in our financial statements included in our Form 10-K for the year ended December 31, 2004, are: (i) an immaterial adjustment to opening retained earnings for each period in our historical financial statements included in the Original 2003 Form 10-K, and (ii) a reclassification of certain types of revenue (consisting primarily of fees charged to lessees for handling, repositioning and repairs), which had previously been reported as a reduction to lease operating expenses and will now be reported separately as other revenue on the face of the income statement. These changes are more fully discussed in Note 1 to the Consolidated Financial Statements included as part of this Amendment No. 1.

Because of these changes to our financial statements, we are amending the Original 2003 Form 10-K to:

•	Revise Item 6, "Selected Financial Data." The revisions appear under "Income Statement Data" in the line item "Equipment leasing revenue" and under "Balance Sheet Data" in the line items "Leasing equipment, net," "Total assets" and "Stockholders' equity."

•	Revise Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." We have amended Item 7 as follows:

–	added a third paragraph to the section entitled "Restatement of Prior Consolidated Financial Statements;"

–	revised lease operating expense and administrative expense percentages within the eighth from last paragraph of the section entitled "General;"

–	revised the return on average shareholders' equity for 2003 within the fifth from the last paragraph of the section entitled "General;"

–	revised the discussions regarding "Equipment leasing revenue," "Other Revenue" and "Lease Operating and Administrative Expenses" as a result of the change in classification of certain types of revenue which had previously been reported as a reduction to lease operating expenses and will now be reported as other revenue.

–	revised the amount of retained earnings available for dividends within the section entitled "Debt and Capital Lease Obligations-- Covenants;" and

–	revised the unremitted earnings and the deferred U.S. Federal Income Taxes related to the unremitted earnings within the last paragraph of the section entitled "United States Federal Income Tax-- Interpool Limited."

•	Revise Item 8, "Financial Statements and Supplementary Data." The revisions appear in:

–	the Company's Consolidated Balance Sheets in the line items "Leasing equipment, net of accumulated depreciation and amortization," "Total assets," "Income taxes, Current," "Total taxes," "Total liabilities," "Retained earnings," "Total stockholders' equity" and "Total liabilities and stockholders' equity;"

–	the Company's Consolidated Statements of Income in the line items "Equipment leasing revenue, including income recognized on direct financing leases," "Other revenue," "Total revenues", "Lease operating expenses" and total costs and expenses;

–	the Company's Consolidated Statements of Changes in Stockholders' Equity in the line items "Balance, December 31, 2000, as previously reported," "Adjustment (Note 1)," "Balance, December 31, 2000, as adjusted," "Balance, December 31, 2001," "Balance, December 31, 2002" and "Balance, December 31, 2003;"

–	the Company's Notes to Consolidated Financial Statements:

•	Note 1 - adding new subsections entitled "Reclassifications" and "Adjustments to Opening Retained Earnings";

•	Note 2 - revising the fourth paragraph;

•	Note 4 - revising the subsection "Covenants;"

•	Note 14 - revising years 2003, 2002 and 2001 in the table entitled "Segment Information" and 2003 and 2002 in the table entitled "Geographic Information;" and

•	Note 19 - revising years 2003 and 2002 in order to disclose "Equipment Leasing Revenue" by quarter.

As required by SEC Rule 12b-15, set forth below in their entirety are Item 6 (Selected Financial Data), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 8 (Financial Statements and Supplementary Data), as amended, with these revisions incorporated.

As part of this Amendment No. 1 the Company is also filing new certifications from our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2).

INTERPOOL, INC.

FORM 10-K/A

TABLE OF CONTENTS

Item	Page

PART II

ITEM 6.	SELECTED FINANCIAL DATA	1

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	39

ITEM 9A.	CONTROLS AND PROCEDURES	99

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	104

SIGNATURES		105

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data, for the periods and at the dates indicated. This information should be read in conjunction with our historical consolidated financial statements included in this Annual Report on Form 10-K and the notes thereto.

SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

                                                                                   YEAR ENDED DECEMBER 31, (1)
                                                               2003        2002 (2)(4)       2001          2000 (3)          1999
                                                               ----        -----------       ----          --------          ----
INCOME STATEMENT DATA:

Equipment leasing revenue                                    $374,287       $325,080       $338,718       $287,553       $216,063
Income before cumulative effect of change in
accounting principle                                          $41,190         $4,389        $28,104        $44,040        $23,271
Income per share before change in accounting
principle:
Basic                                                           $1.51          $0.16          $1.03          $1.61          $0.84
Diluted                                                         $1.42          $0.15          $0.97          $1.61          $0.82
Weighted average shares outstanding:
Basic                                                          27,365         27,360         27,417         27,421         27,571
Diluted                                                        30,396         29,202         28,973         27,426         28,234
Cash dividends declared per common share:                       $0.25        $0.2275        $0.1925          $0.15          $0.15

                                                               2003           2002           2001           2000            1999
                                                               ----           ----           ----           ----            ----
BALANCE SHEET DATA:
Cash and cash equivalents                                    $141,019       $170,613       $103,760       $157,224       $207,853
Net investment in direct financing leases                    $426,815       $334,129       $275,372       $213,180       $185,350
Leasing equipment, net                                     $1,636,716     $1,557,639     $1,335,610     $1,231,037       $847,165
Total assets                                               $2,373,036     $2,241,944     $1,923,052     $2,204,590     $1,442,892
Debt and capital lease obligations                         $1,640,687     $1,597,211     $1,354,680     $1,631,985       $998,228
Stockholders' equity                                         $383,640       $336,996       $352,072       $341,322       $300,214
(1)	As a result of adopting Statement of Financial Accounting Standards No. 145 ("SFAS 145") extraordinary gains related to the retirement of debt for all years presented have been reclassified into operating income on a pretax basis. Income before cumulative effect of change in accounting principle include net of tax amounts of $558, $840 and $740 for years ended December 31, 2001, 2000 and 1999, respectively.

(2)	Effective June 27, 2002, our financial statements include CAI as a consolidated subsidiary. (See Note 12 to the Consolidated Financial Statements.)

(3)	The 2000 income statement data excludes $660 resulting from the cumulative effect of change in accounting principle. The 2000 results include earnings from the assets acquired from Transamerica ("TA"), which we acquired on October 24, 2000, with an effective date of October 1, 2000. The 2000 results include only the chassis acquired from TA as the rail trailers and domestic containers were identified as assets held for sale at the time of purchase.

(4)	Certain reclassifications have been made to the 2002 amounts in order to conform to the 2003 presentation.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The information in this Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the securities laws. These forward-looking statements reflect the current view of the Company with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included in this report, including the statements under "Management’s Discussion and Analysis of Financial Condition and Results of Operations," regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Subsequent to the initial filing of our Form 10-K for the year ended December 31, 2003 and as previously reported in our Form 10-K for December 31, 2004, we uncovered an immaterial error related to financial statements not part of any current filing, which has been reported as an adjustment to opening retained earnings for purposes of the financial statements contained in our amended Form 10-K for the year ended December 31, 2003. For further information regarding this adjustment, see Note 1 to the Consolidated Financial Statements. All financial information for 2003 and prior periods included in our amended Report on Form 10-K for the year ended December 31, 2003 gives effect to the adjustment.

Reclassifications

Subsequent to the initial filing of our Form 10-K for the year ended December 31, 2003, certain reclassifications have been made to the 2003, 2002 and 2001 amounts. More specifically, the Company determined it was necessary to reclassify certain types of revenue which had been previously reported as a reduction to lease operating expenses. This revenue consists primarily of fees charged to lessees for handling, repositioning and repairs which had previously reduced the related costs for these services. This revenue will be reported separately as other revenue on the face of the Company's Consolidated Statements of Income. These reclassifications have no impact on net income.

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

We believe a number of factors have contributed to the strong demand for equipment we have seen since early 2003. From 2001 to 2002, according to the Container International Yearbook 2004, global containerized traffic increased by over 9%, from 243.8 million TEU in 2001 to 266.3 million TEU in 2002, fueling demand for transportation equipment generally. In addition, as mentioned above, several major shipping lines have announced plans to bring new very large 8,000-9,000 TEU ships to the West Coast of the United States of America in the fall of 2004. When ships of this size are unloaded, they require the use of a large number of chassis to move the containers to local railroad terminals or their final destinations. These chassis, once loaded, may not be able to return to the port before the next ship rotation arrives, thus requiring additional concentrations of chassis at major ports. These larger vessels will also require additional containers to support them. During 2004, we have been supplying chassis and containers to several shipping lines in preparation for the arrival of these ships. Demand for chassis has also been affected by the inability of large, fully loaded ships to pass through the Panama Canal. These ships typically discharge their cargo on the West Coast, with the cargo being moved by "land bridges", by truck and rail inland and across the country, using chassis at various stages during this process. At the same time, the demand for chassis, along with increased congestion at many of the rail and marine facilities around the country, have fueled an increase in the sharing of chassis (chassis pooling) among shipping lines. Our PoolStat chassis management service has experienced an increased interest in chassis sharing among shipping lines, as well as use of our own Trac Lease chassis pools at railroads and marine terminals. As of June 30, 2004, our chassis pools operating at railroad terminals were at record utilization levels.

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

Other than interest expense, our primary expenses are lease operating and administrative expenses, which include operating costs such as maintenance and repair expense, as well as other ownership costs such as storage and positioning expense. Our lessees are generally responsible for lease operating expenses during the term of their lease. Our administrative expenses are primarily employee related costs such as salary expense, costs of employee benefits and travel and entertainment costs, as well as expenses incurred for outside services such as legal, consulting and audit related fees. During 2003, lease operating expenses as a percentage of revenues were 27.8%, up slightly from 27.2% during 2002. Administrative expenses as a percentage of total revenues increased from 8.1% during 2002 to 12.4% during 2003, primarily due to $20.2 million in costs associated with our financial restatement and the related investigations as described previously. Without those costs, administrative expenses as a percentage of revenues would have declined to 7.3% during 2003. However, the additional personnel and systems enhancements we are adding to improve our internal controls, as well as additional procedures being implemented to comply with Sarbanes-Oxley requirements, will add incremental administrative expenses in future periods. In addition to lease operating and administrative expenses, we also incur depreciation expense on our operating lease equipment as described in more detail in Note 1 to the Consolidated Financial Statements.

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

Our net income per share for 2003 was $1.42 on a fully diluted basis. This compared favorably with $0.15 per share during 2002 and $0.97 per share during 2001. Return on average shareholders’ equity was 11.4% during 2003 compared with 1.3% during 2002 and 8.1% during 2001.

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

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Equipment Leasing Revenue. Our equipment leasing revenues increased to $374.3 million for the year ended December 31, 2003, from $325.1 million in the year ended December 31, 2002, an increase of $49.2 million or 15%. The increase was partially attributable to $17.1 million of incremental leasing revenues as a result of consolidating the activities of CAI for a full year in 2003 as compared to approximately six months in 2002. In addition, container and chassis operating lease revenues increased $22.6 million and finance lease revenues increased $10.1 million, partially offset by reduced operating lease revenues of $0.6 million contributed by Microtech (which is currently being liquidated) as compared to the prior year period. The incremental container and chassis operating lease revenues are primarily due to our container and chassis operating lease fleets which increased in size by 11% and 5%, respectively, and an increase in the utilization rates for our containers and chassis, as compared to the prior year period. The daily rental rates for containers and chassis were relatively flat as compared to the prior year period. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire. Under this method, utilization rates of our container fleet and our domestic intermodal chassis operating fleet at December 31, 2003 were 99% and 96%, respectively, as compared to 98% and 93%, respectively, at December 31, 2002. The utilization rates of our container fleet, considering CAI’s actual utilization rates for our containers managed by CAI, were 94% and 92% at December 31, 2003 and 2002, respectively.

Other Revenue. Our other revenues increased to $27.8 million for the year ended December 31, 2003, from $19.9 million in the year ended December 31, 2002, an increase of $7.9 million or 40%. The increase was primarily attributable to an increase in positioning revenue of $6.1 million (which was primarily attributable to an increase in billable services for positioning of equipment provided to the United States military) and an increase in billable repairs to our lessees at the termination of a lease of $1.6 million.

Lease Operating and Administrative Expenses. Our lease operating and administrative expenses increased to $161.4 million for the year ended December 31, 2003 from $121.7 million in the year ended December 31, 2002, an increase of $39.7 million or 33%.

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

                                                      Three Months Ended      Year Ended
                                                          March 31,          December 31,
(Dollars in millions):                                       2004                2003
----------------------                                       ----                ----

Audit fees for the reaudits
   and restatements                                          $0.5                $3.6
Cost of investigations                                        0.1                 5.9
Legal and consulting fees                                     1.6                 3.2
Separation agreements                                         --                  5.9
Bank waiver fees                                              2.1                 1.6
                                                              ---                 ---
Amounts before tax                                           $4.3               $20.2
                                                             ====               =====

Amounts net of tax                                           $3.0               $12.9
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

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Equipment Leasing Revenue. Our revenues decreased to $325.1 million for the year ended December 31, 2002, from $338.7 million in the year ended December 31, 2001, a decrease of $13.6 million or 4%. The decrease was primarily attributable to our December 31, 2001 sale of PCR that resulted in reduced leasing revenues of $31.0 million, partially offset by $20.0 million of incremental leasing revenues as a result of consolidating CAI. In addition, operating lease revenues decreased $12.4 million, partially offset by increased finance lease revenues of $9.7 million. Although our container and chassis fleets increased in size by 14% and 7%, respectively as compared to the year ended December 31, 2001, the operating lease revenue declined due to reductions in the daily rental rates of 15% for containers and 9% for chassis. The decrease in container rates resulted from the termination of leases with higher rates that were written when the cost of equipment was higher than it is currently. These leases were replaced by leases with lower rates reflecting the current cost of equipment. Our chassis rates declined as a result of the acquisition, in December 2001, of 20,700 used chassis on hire at per diem rates lower than our existing fleet. In addition, a change to California law, which made the lessee of the equipment responsible for the payment of licensing costs, lowered the rates since these costs were previously recovered through per diem rates. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire. Under this method, utilization rates of our container fleet and our domestic intermodal chassis operating fleet at December 31, 2002 were 98% and 93%, respectively, as compared to 96% and 93%, respectively, at December 31, 2001. The utilization rates of our container fleet, considering CAI’s actual utilization rates for our containers managed by CAI, were 92% and 89% at December 31, 2002 and 2001, respectively.

Other Revenue. Our other revenues increased to $19.9 million for the year ended December 31, 2002, from $14.7 million in the year ended December 31, 2001, an increase of $5.2 million or 35%. The increase was primarily attributable to $3.2 million of incremental other revenue as a result of consolidating CAI and an increase in billable repairs to our lessees at the termination of a lease of $2.5 million partially offset by a reduction in billable services for positioning of equipment of $0.5 million.

Lease Operating and Administrative Expenses. Our lease operating and administrative expenses decreased to $121.7 million for the year ended December 31, 2002 from $143.6 million in the year ended December 31, 2001, a decrease of $21.9 million or 15%.

The decrease was primarily due to:

•	A reduction of $27.8 million resulting from the sale of PCR as of December 31, 2001.

•	A reduction in California licensing costs of $5.9 million due to a change in California law, which made the user of the equipment, not the lessor, responsible for the payment of the licensing fees. This reduction in expense has brought about a reduction in operating lease revenues since these licensing costs were previously recovered through increased rental rates.

•	A reduction in positioning and handling expense of $4.3 million primarily due to the recovery of equipment from a customer in default for which the majority of the recovery effort took place in 2001.

•	A reduction in insurance expense of $1.9 million primarily due to the termination for a portion of 2002 of insurance to cover losses from lessee insolvencies, bankruptcies and defaults.

•	A reduction in equipment rental expense of $1.9 million for equipment leased from The Ivy Group, an entity which is controlled by certain current and former officers and directors, for the period prior to July 1, 2001.

•	A reduction in California use taxes of $1.2 million related to the TA assets acquired in October 2000.

•	A decrease in salaries of $1.1 million primarily resulting from reduced headcount following the completion of the integration of the assets acquired from TA and the consolidation of the operations.

•	An increase of $14.1 million resulting from the consolidation of the activities of CAI.

•	An increase in maintenance and repair costs of $6.7 million primarily due to the refurbishment of chassis for use within the chassis product line.

•	An increase in storage costs of $3.4 million primarily due to the recovery of equipment from a customer in default and the increased size of our fleet.

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

Other (Income)/Expense, Net. We had other (income)/expense, net of $1.1 million during the year ended December 31, 2002 compared to $(9.8) million in 2001. The increase of $10.9 million from the year ended December 31, 2001 was due to:

•	The establishment of a reserve for our notes receivable from PCR ($4.0 million), which effectively reduced the carrying value of these notes to zero during 2002, and the establishment of a reserve for our guarantee of PCR debts due to third parties as well as other liquidation accruals which are our responsibility ($5.7 million).

•	The write-off of Microtech's $1.4 million of computer equipment related receivables from PCR which have been determined to be uncollectible.

•	The sale of our Chicago property, which had been acquired as part of the acquisition of TA and resulted in a gain of $4.8 million recorded in the second quarter of 2002.

•	Additional losses of $3.0 million primarily resulting from the sale of leasing equipment recovered from a customer in default.

•	A $1.6 million increase for income recorded in 2002 ($10.6 million) over 2001 ($9.0 million) for costs incurred and losses realized on a defaulted lease that we expect to recover through our insurance policy.

•	Payments of $2.7 million made to PCR by a company controlled by certain of our officers and directors which were expensed.

•	Gain of $1.8 million on the sale of rail trailers and domestic containers previously owned by us to Transport Intermodal Pool during the three months ended March 31, 2001.

•	Fee income of $.5 million as a result of our acting as an agent and arranging a lease transaction between two parties.

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

Statement 2003 - 10-K 2004 - First Quarter 10-Q 2004 - Second Quarter 10-Q 2004 - Third Quarter 10-Q	Revised Completion Date On or before August 31, 2004 On or before December 31, 2004 On or before December 31, 2004 On or before December 31, 2004

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

                                                                    Amounts Due by Period
                                                                    (Dollars in millions)

                                                                       Less than 1
Contractual Obligations                                     Total          year         1-3 years       4-5 years     After 5 years
-----------------------                                     -----          ----         ---------       ---------     -------------
Long Term Debt                                             $910.8          $154.2         $422.4         $265.8           $68.4
Capital Lease Obligations                                   729.9            65.0          132.0          117.8           415.1
Operating Leases                                             77.3            20.2           33.9           16.8             6.4
Unconditional Purchase
Obligations                                                 105.3            42.3           42.0           21.0              --
Employment Agreements                                         8.8             2.0            2.1            2.3             2.4
Separation Agreements                                         4.2             1.6            2.2            0.4              --
Obligations Related to PCR
Liquidation                                                   5.5             5.5             --             --              --
                                                              ---             ---            ---            ---             ---
Total Contractual Cash
Obligations                                              $1,841.8          $290.8         $634.6         $424.1          $492.3
                                                         ========          ======         ======         ======          ======

                                                                         Amount of Commitment Expiration Per Period
                                                      Total              ------------------------------------------
                                                     Amounts     Less than 1
Other Commercial Commitments                        Committed        year           1-3 years       4-5 years      Over 5 years
----------------------------                        ---------        ----           ---------       ---------      ------------
Standby Letters of Credit                              $6.0          $ --              $6.0            $ --            $ --
Guarantees                                             16.8            --                --             8.0             8.8
                                                       ----            --                --             ---             ---
Total Commercial Commitments                          $22.8          $ --              $6.0            $8.0            $8.8
                                                      =====            ==              ====            ====            ====

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

                                                                            New Borrowings
Total New Debt and Capital Lease Obligations                                     2003
--------------------------------------------                               ----------------
Capital lease obligations payable through 2010 with interest
  imputed at rates from 4.4% to 6.4%                                             $14.3
9.25% Convertible redeemable subordinated debentures, mandatory
  redemption 2022                                                                  5.1
Notes and loans repayable with various rates ranging from 3.1%
  to 4.0% and maturities from 2006 to 2009                                       115.6
                                                                                 -----
Total New Debt and Capital Lease Obligations 2003                               $135.0
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

Covenants: Under our revolving credit facility and most of our other debt instruments, we are required to maintain covenants (as defined) for a tangible net worth of $125.0 million, a fixed charge coverage ratio of 1.5 to 1 and a funded debt to net worth ratio (as defined in the agreement, which is stockholders’ equity plus company-obligated mandatorily redeemable preferred securities in subsidiary grantor trusts, less goodwill) of 4.0 to 1. A financing facility entered into in March 2004 contains more stringent covenants, including a requirement that we maintain a tangible net worth of at least $300.0 million. We will seek to eliminate these more stringent covenants by refinancing this facility during the second half of 2004. At December 31, 2003, under covenants in our loan agreement approximately $94.7 million of retained earnings were available for dividends. In July 2003 and October 2003, in connection with obtaining necessary waivers under the revolving credit facility due to the late filing of our periodic reports with the SEC and the restatement of our past financial statements, we agreed, among other things, to reduce advance rates under this facility, to define several additional events as events of default, to increase the interest rate margin, and to maintain specified levels of unrestricted cash and cash equivalents until the delinquent SEC filings are made. We also agreed to restrictions on dispositions of collateral and on encumbrances of assets as well as a limitation on concessions that could be made to our other financial institutions in connection with obtaining waivers. The October 2003 amendment also required us to provide additional financial information to the lenders under the facility and to continue the engagement of a financial advisor. At December 31, 2003 we were in compliance with these covenants as amended.

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

Chassis Holdings I, LLC

For many years, The Ivy Group, a New Jersey general partnership composed directly or indirectly of certain of our current and former directors and executive officers, together with certain of its principals, leased chassis to our wholly owned subsidiary Trac Lease, Inc. ("Trac Lease") for use in Trac Lease’s business. As of January 1, 2001, Trac Lease leased a total of 6,047 chassis from The Ivy Group and its principals for an aggregate annual lease payment of approximately $2.6 million. On July 1, 2001, we restructured our relationship with The Ivy Group and its principals to provide us with managerial control over the 6,047 chassis previously leased by Trac Lease from The Ivy Group and its principals. As a result of the restructuring, the partners of The Ivy Group contributed these 6,047 chassis and certain other assets and liabilities to a newly formed subsidiary, Chassis Holdings I LLC ("Chassis Holdings"), in exchange for $26.0 million face value of preferred membership units and 10% of the common membership units, and Trac Lease contributed 902 chassis and two thousand dollars in cash to Chassis Holdings in exchange for $3.0 million face value of preferred membership units and 90% of the common membership units. The preferred membership units are entitled to receive a preferred return prior to the receipt of any distributions by the holders of the common membership units. The value of the contributed chassis was determined by taking the arithmetic average of the results of independent appraisals performed by three nationally recognized appraisal firms in connection with our establishment of a chassis securitization facility in July 2000. As the managing member of Chassis Holdings, Trac Lease exercises sole managerial control over the entity’s operations. Chassis Holdings leases all of its chassis to Trac Lease at a rental rate equal to the then current Trac Lease fleet average per diem. Chassis Holdings and the holders of the preferred membership units are party to a Put/Call Agreement providing that the holders of preferred units may put such units to Chassis Holdings under certain circumstances and Chassis Holdings has the right to redeem such units under certain circumstances. Chassis Holdings will be required to make certain option payments to the holders of the preferred membership units in order to preserve its right to redeem such units. Dividends paid on the common units and distributions on the preferred units totaling $2.9 million, $3.1 million and $1.7 million for the years ended December 31, 2003, 2002 and 2001, respectively, are included in minority interest (income)/expense, net in the accompanying Consolidated Statements of Income.

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

At December 31, 2003, unremitted earnings of this subsidiary were approximately $333.9 million. The deferred U.S. Federal Income taxes related to the unremitted earnings of this subsidiary would be approximately $109.4 million, assuming these earnings are taxable at the U.S. statutory rate, net of foreign tax credits.

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

Under the Protocol, Interpool Limited would only be eligible for Treaty benefits with respect to its container rental and sales income if, among other things, Interpool, Inc. is listed on a "recognized stock exchange" (generally, the NASDAQ system or an SEC registered exchange such as the New York Stock Exchange), and Interpool, Inc.’s stock is "primarily" and "regularly" traded on such exchange.

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

Under the Protocol, Interpool Limited would only be eligible for Treaty benefits with respect to its container rental and sales income if, among other things, Interpool, Inc. is listed on a "recognized stock exchange" (generally, the NASDAQ system or an SEC registered exchange such as the New York Stock Exchange), and Interpool, Inc.’s stock is "primarily" and "regularly" traded on such exchange.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

(signed) KPMG LLP

Short Hills, N.J.
August 16, 2004, except for Note 1(v) and Note 1(w) which are as of June 6, 2005

INTERPOOL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
(dollars in thousands, except share and per share amounts)

ASSETS                                                                                               2003            2002
                                                                                                     ----            ----
CASH AND CASH EQUIVALENTS                                                                           $141,019       $170,613
MARKETABLE SECURITIES, available for sale at fair value                                                   24          1,467
ACCOUNTS RECEIVABLE, less allowance of $16,358 and $14,033, respectively                              69,055         63,950
NET INVESTMENT IN DIRECT FINANCING LEASES                                                            426,815        334,129
OTHER RECEIVABLES, net                                                                                25,485         26,691
LEASING EQUIPMENT, net of accumulated depreciation and amortization of $522,431 and $464,366,
     respectively                                                                                  1,636,716      1,557,639
OTHER INVESTMENT SECURITIES, available for sale at fair value                                         --             10,319
OTHER ASSETS                                                                                          73,922         75,234
ASSETS OF BUSINESS TRANSFERRED UNDER CONTRACTUAL AGREEMENT                                            --              1,902
TOTAL ASSETS                                                                                      $2,373,036     $2,241,944
LIABILITIES
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                               $198,062       $160,013
INCOME TAXES:
     Current                                                                                             367           (196)
     Deferred                                                                                         37,392         31,869
TOTAL TAXES                                                                                           37,759         31,673

DEFERRED INCOME                                                                                        2,704          3,688
DEBT AND CAPITAL LEASE OBLIGATIONS
     Due within one year                                                                             219,192        161,407
     Due after one year                                                                            1,421,495      1,435,804
         TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS                                                  1,640,687      1,597,211

LIABILITIES OF BUSINESS TRANSFERRED UNDER CONTRACTUAL
     AGREEMENT                                                                                        --              1,902
COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES IN SUBSIDIARY GRANTOR TRUSTS
     (holding solely Junior Subordinated Deferrable Interest Debentures of the Company)
     (75,000 shares 9-7/8% Capital Securities outstanding, liquidation preference $75,000)            75,000         75,000
TOTAL LIABILITIES                                                                                 $1,954,212     $1,869,487

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES                                                           35,184         35,461

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued                       ---            ---
     Common stock, par value $.001 per share; 100,000,000 shares authorized, 27,602,452
       and 27,579,952 issued at December 31, 2003 and 2002, respectively                                  28             28
     Additional paid-in capital                                                                      128,538        126,165
     Unamortized deferred compensation                                                                (1,184)           ---
     Treasury stock, at cost, 225,900 shares at December 31, 2003 and 2002                            (2,229)        (2,229)
     Retained earnings                                                                               272,815        238,030
     Accumulated other comprehensive loss                                                            (14,328)       (24,998)
TOTAL STOCKHOLDERS' EQUITY                                                                           383,640        336,996
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $2,373,036     $2,241,944
          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

INTERPOOL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(dollars in thousands, except share and per share amounts)

                                                                                         2003          2002           2001
                                                                                         ----          ----           ----

REVENUES:
Equipment leasing revenue, including income recognized on direct financing leases
   of $46,362, $36,246 and $26,499, respectively                                       $374,287     $325,080       $338,718
Other revenue                                                                            27,825       19,855         14,673
                                                                                         ------       ------         ------
TOTAL REVENUES                                                                          402,112      344,935        353,391
                                                                                        -------      -------        -------
COSTS AND EXPENSES:
  Lease operating expenses                                                              111,686       93,797        101,817
  Administrative expenses                                                                49,734       27,945         41,745
  Provision for doubtful accounts                                                         4,248        7,843          9,001
  Fair value adjustment for derivative instruments                                         (837)       5,530          8,248
  Depreciation and amortization of leasing equipment                                     91,553       93,538         79,678
  Losses for investments accounted for under the equity method                            1,698        6,603            804
  Other (income)/expense, net                                                            (5,079)       1,131         (9,798)
  Interest expense                                                                      106,688      108,344         98,270
  Interest income                                                                        (3,960)      (4,638)        (9,439)
                                                                                         ------       ------         ------
                                                                                        355,731      340,093        320,326
                                                                                        -------      -------        -------
Income before minority interest (expense)/income and provision/(benefit) for
  income taxes                                                                           46,381        4,842         33,065
MINORITY INTEREST (EXPENSE)/ INCOME, NET                                                 (1,910)      (1,846)           439
                                                                                         ------       ------            ---
Income before provision/(benefit) for income taxes                                       44,471        2,996         33,504
PROVISION/(BENEFIT) FOR INCOME TAXES                                                      3,281       (1,393)         5,400
                                                                                          -----       ------          -----
NET INCOME                                                                              $41,190       $4,389        $28,104
                                                                                        =======       ======        =======
INCOME PER SHARE
NET INCOME PER SHARE:
     Basic                                                                                $1.51        $0.16          $1.03
                                                                                          =====        =====          =====
     Diluted                                                                              $1.42        $0.15          $0.97
                                                                                          =====        =====          =====
WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
     Basic                                                                               27,365       27,360         27,417
                                                                                         ======       ======         ======
     Diluted                                                                             30,396       29,202         28,973
                                                                                         ======       ======         ======

        The accompanying notes to consolidated financial statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(dollars and shares in thousands)

                                                                                                 Acum.
                                Common Stock                                                    Other
                              ----------------  Additional  Unamortized                          Comp.                Total Share-
                                         Par     Paid-in    Deferred    Treasury   Retained     Income   Comp-Income     holder's
                               Shares   Value    Capital   Compensation  Stock     Earnings     (Loss)      (Loss)        Equity
                               ------   -----    -------   ------------  -----     --------     ------      ------        ------
BALANCE, December 31, 2000,
as previously reported         27,580    $28     $124,182      $ --     $(1,170)    $216,245     $1,234                  $340,519

Adjustment (See Note 1)            --     --           --        --          --          803         --           --          803

BALANCE, December 31, 2000,
as adjusted                    27,580    $28     $124,182      $ --     $(1,170)    $217,048     $1,234                  $341,322

Net income                         --     --           --        --          --       28,104         --       28,104       28,104

Other comprehensive loss           --     --           --        --          --           --    (11,141)     (11,141)     (11,141)
                                                                                                             -------
Comprehensive income                                                                                         $16.963
                                                                                                             =======
Purchase of 58,100 shares
  of treasury stock                --     --           --        --        (929)          --         --                      (929)

Cash dividends declared:

  Common stock, $.1925  per
  share                            --     --           --        --          --       (5,284)        --                    (5,284)
                                  ---    ---          ---       ---         ---       ------        ---                    ------

BALANCE, December 31, 2001     27,580     28      124,182        --      (2,099)     239,868     (9,907)                  352,072

Net income                         --     --           --        --          --        4,389         --        4,389        4,389

Other comprehensive loss           --     --           --        --          --           --    (15,091)     (15,091)     (15,091)
                                                                                                             -------
Comprehensive loss                                                                                          $(10,702)
                                                                                                            ========
Purchase of 9,300 shares of
  treasury stock                   --     --           --        --        (130)          --         --                      (130)

Capital contribution by
  officers and directors           --     --        1,983        --          --           --         --                     1,983

Cash dividends declared:

  Common stock, $.2275  per
  share                            --     --           --        --          --       (6,227)        --                    (6,227)
                                  ---    ---          ---       ---         ---       ------        ---                    ------

BALANCE, December 31, 2002     27,580     28      126,165        --      (2,229)     238,030    (24,998)                  336,996

Net income                         --     --           --        --          --       41,190         --      $41,190       41,190

Other comprehensive income         --     --           --        --          --           --     10,670       10,670       10,670
                                                                                                              ------
Comprehensive income                                                                                         $51,860
                                                                                                             =======
Capital contribution by
  officers and directors           --     --          698        --          --           --         --                       698

Options exercised                  22     --          351        --          --           --         --                       351

Restricted stock award             --     --        1,324    (1,324)         --           --         --                        --

Amortization of restricted
stock award                        --     --           --       140          --           --         --                       140

Cash dividends declared:

  Common stock, $.25 per
  share                            --     --           --        --          --       (6,405)        --                    (6,405)
                                  ---    ---          ---       ---         ---       ------        ---                    ------
BALANCE, December 31, 2003     27,602    $28     $128,538   $(1,184)    $(2,229)    $272,815   $(14,328)                 $383,640
                               ======    ===     ========   =======     =======     ========   ========                  ========

        The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

   (dollars in thousands)

                                                                                     2003             2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:                                                -----           ------           -----

Net income                                                                            $41,190       $  4,389        $  28,104
Adjustments to reconcile net income to net cash provided by operating activities --
   Depreciation and amortization                                                       97,289        101,007           88,565
   Accrued losses on business transferred under contractual agreement                       -         13,780                -
   Provision/(benefit) for deferred income taxes                                        1,808         (3,118)           3,502
   (Gain)/loss on sale of leasing equipment                                            (1,213)         4,257            1,223
   Loss on sale of marketable securities                                                   50             30                -
   Gain on sale of assets held for sale                                                     -              -           (1,774)
   Gain on sale of land held for sale                                                       -         (4,766)               -
   Provision for uncollectible accounts                                                 4,248          7,843            9,001
   Gain on retirement of debt                                                               -         (1,118)            (930)
   Restricted stock grant expense                                                         140              -                -
   Fair value adjustment for derivative instruments                                      (837)         5,530            8,248
   Losses for investments accounted for under the equity method                         1,698          6,603              804
   Sale of assets held for sale                                                             -              -          291,587
   Other, net                                                                             670        (14,290)         (17,538)
                                                                                     --------       ---------        ---------
         Net cash provided by operating activities                                    145,043        120,147          410,792
                                                                                     --------       ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment                                                     (197,713)      (191,938)        (201,370)
Proceeds from dispositions of leasing equipment                                        16,828         12,041           15,635
Purchase of leasing equipment for resale                                              (34,814)             -                -
Proceeds from disposal of leasing equipment for resale                                 37,558              -                -
Proceeds from sale of land                                                                  -          7,955                -
Investment in direct financing leases                                                (109,254)       (64,088)        (126,792)
Cash collections on direct financing leases                                            77,793         59,749           65,298
Purchase of marketable securities                                                         (10)        (1,494)            (498)
Sales and matured marketable securities and other investing activities                  1,445            574                -
Investment in and advances to subsidiary                                                    -            765                -
Proceeds from minority interest partner in chassis distributor                            500              -                -
                                                                                          ---             --               --
         Net cash used for investing activities                                      (207,667)      (176,436)        (247,727)
                                                                                     --------       ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                        211,813      1,227,406          146,315
Payment of long-term debt and capital lease obligations                              (204,229)    (1,023,645)        (237,292)
Borrowings of revolving credit lines                                                   88,000         47,000          238,992
Repayment of revolving credit lines                                                   (56,505)      (121,846)        (358,816)
Purchase of treasury stock                                                                  -           (130)            (929)
Dividends paid                                                                         (6,049)        (5,643)          (4,799)
                                                                                     --------       ---------        ---------
Net cash provided by (used for) financing activities                                   33,030        123,142         (216,529)
                                                                                     --------       ---------        ---------
Net (decrease)/increase in cash and short-term investments                            (29,594)        66,853          (53,464)
CASH AND CASH EQUIVALENTS, beginning of period                                        170,613        103,760          157,224
                                                                                     --------       ---------        ---------
CASH AND CASH EQUIVALENTS, end of period                                             $141,019       $170,613         $103,760
                                                                                     ========       =========        =========
Supplemental schedule of non-cash financing activities:
Direct finance lease financed through capital lease obligation                         $4,397        $10,284               $-
Assumption of debt in connection with sale of assets held for sale                         $-             $-          $58,037
Transfers from leasing equipment to direct finance leases                             $22,124        $40,227               $-
Increase in minority interest in consolidated subsidiary from contribution of
equipment                                                                                  $-             $-          $26,326

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

(a)     Nature of operations--

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

(b)     Basis of consolidation--

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

(c)     Goodwill--

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

(d)      Translation of foreign currencies--

The Company has determined that the U. S. dollar is its functional currency for each of its overseas operations therefore, all gains and losses resulting from translating foreign currency transactions into the functional currency are included in income.

(e)     Revenues--

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

(f)      Maintenance and repair expense--

Maintenance and repair expenses are accounted for under the direct expense method; thus these amounts are charged to operating expenses when incurred.

(g)     Cash and cash equivalents--

The Company considers investments with original maturities of three months or less to be cash equivalents. The Company’s policy is to invest cash in excess of short-term operating and debt service requirements in cash equivalents. These instruments are stated at cost, which approximates market value because of the short term nature of the instruments.

(h)      Allowance for doubtful accounts--

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

(i)     Non-performing receivables--

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

(j)     Direct financing leases--

Direct financing leases are recorded at the aggregate future minimum lease payments, including any purchase options granted to the customer, less unearned income. Income from these leases is recognized over the term of the lease using the effective interest method.

(k)     Stock-based compensation--

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

                                                                                Year Ended December 31,
                                                                --------------------------------------------------------
                                                                       2003              2002               2001
                                                                       -----             -----              -----
Net income, as reported                                               $41,190              $4,389          $28,104
Add:  Stock based employee compensation expense
included in net income, net of related tax effects                        383                 ---              ---
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                               (452)               (112)             (72)
                                                                         -----               -----             ----
Pro forma net income                                                  $41,121              $4,277          $28,032
                                                                      =======              ======          =======

Earnings per share:
Basic-as reported                                                       $1.51               $0.16            $1.03
                                                                         ====                ====             ====
Basic-pro forma                                                         $1.50               $0.16            $1.02
                                                                         ====                ====             ====
Diluted-as reported                                                     $1.42               $0.15            $0.97
                                                                         ====                ====             ====
Diluted-pro forma                                                       $1.42               $0.15            $0.97
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

(l)     Insurance receivables--

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

(m)     Property and equipment--

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

(n)     Leasing equipment--

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

(o)      Marketable and other investment securities--

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

The amortized cost and estimated fair value of available for sale securities as of December 31, 2003 and 2002 are as follows:

                                                                             Gross Unrealized
                                                         Amortized        Holding        Holding        Estimated
                                                           Cost            Gains          Losses       Fair Value
                                                           ----            ------         -------      -----------
           2003
           -----
           Marketable Securities                              $24            ---           ---               $24
                                                              ---            ---           ---               ---
                                                              $24           $---          $---               $24
                                                              ===            ===           ===               ===
           2002
           -----
           Other Investment Securities                    $10,319           $---          $---           $10,319
           Marketable Securities                            1,553            ---           (86)            1,467
                                                            -----            ---           ----            -----
                                                          $11,872           $---          $(86)          $11,786
                                                           =======           ===           ====           ======

(p)     Comprehensive income/(loss)--

Comprehensive income/(loss) consists of net income for the current period and gains and losses that have been previously excluded from the income statement and were only reported as a component of equity.

The tax effect of other comprehensive income/(loss) is as follows:

                                                                                Before Tax         Tax          Net of
                                                                                  Amount         Effect       Tax Amount
                                                                                ------------   ----------    ------------
Year Ended December 31, 2003
Unrealized holding gains arising during the period:
Marketable securities (1)(2)                                                            $83         $(29)          $54
Cumulative foreign currency translation adjustment                                       71          (25)           46
Swap agreements                                                                      15,270       (4,700)       10,570
                                                                                    --------     --------      --------
                                                                                    $15,424      $(4,754)      $10,670
                                                                                    ========     =========     ========
(1)	Amounts are net of losses on sales of marketable securities of $50 (before income tax effect of $2) recognized in the income statement.
(2)	Amounts are net of a realized loss of $44 (before income tax effect of $18) considered permanent and recognized in the income statement.

Year Ended December 31, 2002
Unrealized holding losses arising during the period:
Marketable securities (3)                                                              $(40)         $14          $(26)
Other investment securities (4)                                                        (304)          15          (289)
Cumulative foreign currency translation adjustment                                      (66)          23           (43)
Swap agreements                                                                     (23,436)       8,703       (14,733)
                                                                                    --------       -----       --------
                                                                                   $(23,846)      $8,755      $(15,091)
                                                                                   =========      ======      ========
(3)	Amounts are net of losses on sales of marketable securities of $30 (before income tax effect of $12) recognized in the income statement.
(4)	Amounts are net of impairments of $134 (before income tax effect of $5) recognized in the income statement.

Year Ended December 31, 2001
Unrealized holding losses arising during the period:
Marketable securities                                         $(29)         $11          $(18)
Other investment securities                                 (1,005)          50          (955)
Swap agreements (5)                                        (12,363)       2,195       (10,168)
                                                           --------       -----       --------
                                                          $(13,397)      $2,256      $(11,141)
                                                          =========      =======     =========
(5)	Includes $9,012 (before income tax effect of $2,434) relating to the cumulative effect of adopting SFAS 133.

The components of accumulated other comprehensive income/(loss), net of taxes, are as follows:

                                                                  December 31,
                                                          ----------------------------
                                                              2003            2002
                                                          ------------    ------------
Marketable securities                                          $---           $(54)
Cumulative foreign currency translation adjustment                3            (43)
Swap agreements                                            (14,331)        (24,901)
                                                           --------        --------
                                                          $(14,328)       $(24,998)
                                                          =========       =========

(q)      Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS 107") requires disclosure of the estimated fair value of the Company’s financial instruments, excluding leasing transactions accounted for under SFAS 13. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale. Estimated fair values have been determined using the best available data and estimation methodology suitable for each category of financial instrument. The estimation methodologies used to estimate the fair values and recorded book balances of the Company’s financial instruments at December 31, 2003 and 2002 are as follows:

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

                                                          December 31, 2003                 December 31, 2002
                                                    --------------------------------- -------------------------------
                                                     Estimated     Recorded Book     Estimated Fair    Recorded Book
                                                     Fair Value       Balance            Value            Balance
                                                    ------------- ------------------- --------------- ---------------
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

(r)     Concentration of risk--

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

(s)     Net income per share--

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

A reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

                                                                                Year Ended December 31,
                                                                                ------------------------
                                                                             2003         2002         2001
                                                                             -----       ------        -----
        Numerator
             Net Income - Basic EPS                                         $41,190       $4,389     $28,104
             Interest Expense on convertible debentures,
             net of tax of $1,334                                             2,001           --          --
                                                                              -----           --          --
             Net Income-Diluted EPS                                         $43,191       $4,389     $28,104
                                                                            =======       ======     =======

        Denominator
             Weighted average common shares
             outstanding-Basic                                               27,365       27,360      27,417
             Dilutive stock options                                           1,569        1,842       1,556
             Dilutive convertible debentures                                  1,461           --          --
             Dilutive restricted stock grants                                     1           --          --
                                                                                  -           --          --
             Weighted average common shares
             outstanding-Diluted                                             30,396       29,202      28,973
                                                                             ======       ======      ======
        Earnings per common share
             Basic                                                            $1.51        $0.16       $1.03
                                                                              =====        =====       =====
             Diluted                                                          $1.42        $0.15       $0.97
                                                                              =====        =====       =====

(t)      Adoption of New Accounting Standard--

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

(u)     Use of estimates--

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

(v)     Reclassifications--

Subsequent to the initial filing of our Form 10-K for the year ended December 31, 2003, certain reclassifications have been made to the 2003, 2002 and 2001 amounts. More specifically, the Company determined it was necessary to reclassify certain types of revenue which had been previously reported as a reduction to lease operating expenses. This revenue consists primarily of fees charged to lessees for handling, repositioning and repairs which had previously reduced the related costs for these services. This revenue will be reported separately as other revenue on the face of the Company’s Consolidated Statements of Income. These reclassifications have no impact on net income.

(w)      Adjustments to Opening Retained Earnings--

During the fourth quarter of 2004, the Company sold certain assets (with a book value of approximately $1,865) of CTC Container Trading (U.K.) Limited ("CTC"), a wholly-owned subsidiary which leased specialized cargo carrying units and other equipment for use by companies operating in the North Sea. While quantifying the approximate impact related to this sale, the Company noted that there was an elimination entry of approximately $803, net of tax, in the Interpool Limited consolidation related to CTC. This entry reduced retained earnings with a comparable reduction to leasing equipment. The entry originated when Interpool Limited sold container equipment to CTC at a profit prior to 1994. The elimination entry was recorded to eliminate the inter-company profits generated from the sale of the equipment. The inter-company profit included in the elimination entry should have been amortized over the period the equipment was being depreciated by CTC using the higher book values. No such amortization ever took place. The depreciation would have ended prior to any period being reported on by the Company in the December 31, 2003 Form 10-K. The effect of this error was to understate earnings during the period that the equipment was being depreciated. The Company determined the impact of this error should be reported as an adjustment to opening retained earnings.

(2)     Income taxes:

Significant components of deferred tax assets and liabilities as of December 31, 2003 and 2002 were as follows:

                                                                                         2003         2002
             Deferred tax assets:                                                        ----         -----
                 Loss carry forwards                                                     $123,607     $112,925
                 Other                                                                     28,187       30,327
                                                                                           ------       ------
                    Total deferred tax assets                                             151,794      143,252
                      Valuation allowances                                               (16,009)     (14,806)
                                                                                         --------     --------
                    Net deferred tax assets                                               135,785      128,446
                                                                                          -------     --------
             Deferred tax liabilities:
                 Operating property, net                                                  170,167      154,878
                 Other                                                                      3,010        5,437
                                                                                            -----        -----
                    Total deferred tax liabilities                                        173,177      160,315
                                                                                          -------      -------
                    Net deferred tax liability                                            $37,392      $31,869
                                                                                          -------      -------

One of the Company’s subsidiaries has tax net operating loss carryforwards ("NOLs") for Federal income tax purposes totaling approximately $15,602, which may be used only to offset that subsidiary’s income. These NOLs, if not utilized, will expire between 2005 and 2006. A valuation allowance has been recorded for the full amount of these NOLs because the utilization of these NOLs prior to their expiration is considered unlikely. In 2003 and 2002, the Company recorded additional valuation allowances aggregating $1,203 and $6,253 primarily for future tax deductions related to an equity investment, the Chassis Holdings I, LLC and for losses incurred with respect to PCR.

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

A significant subsidiary of the Company is a Barbados corporation. Under the terms of a protocol between the United States and Barbados, the subsidiary’s leasing income is fully taxable by Barbados, but exempt from U.S. Federal taxation. The Barbados tax rate is a maximum of 2½% of income earned in Barbados. No deferred U.S. Federal income taxes have been provided on the unremitted earnings of the subsidiary since it is the Company’s intention to indefinitely reinvest such earnings. At December 31, 2003 unremitted earnings of this subsidiary were approximately $333,925. The deferred U.S. Federal income taxes related to the unremitted earnings of this subsidiary would be approximately $109,375, assuming these earnings were taxable at the U.S. statutory rate, net of foreign tax credits.

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

A reconciliation of the U. S. statutory tax rate to the actual tax rate follows:

                                                                                    2003        2002       2001
                                                                                    ----        ----       ----

           U.S. statutory rate                                                      35.0%         35.0%      35.0%
           Difference due to operation of subsidiary in Barbados                   (32.9)       (285.5)     (26.7)
           State taxes                                                               1.3         (52.0)       1.5
           Other                                                                     1.4           4.3        1.4
           PCR losses                                                                --           39.3        2.1
           Valuation allowances                                                      2.6         212.4        2.8
                                                                                     ---         ------       ----

           Actual tax rate                                                           7.4%        (46.5)%     16.1%
                                                                                     ====        =======     =====

The provision (benefit) for income taxes, including the tax effect for the cumulative effect of change in accounting principle, reflected in the accompanying consolidated statements of income is as follows:

                                                       2003            2002           2001
                                                       ----            ----           ----
             U.S.                                      $1,724        $(1,883)         $5,107
             Other                                      1,557            490             293
                                                        -----            ---             ---
                                                       $3,281        $(1,393)         $5,400
                                                       ======        ========         ======

             Current                                   $1,473         $1,725          $1,898
             Deferred                                   1,808         (3,118)          3,502
                                                        -----         -------          -----
                                                       $3,281        $(1,393)         $5,400
                                                       ======        ========         ======

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

                                                                    December 31, 2003
                                                 -----------------------------------------------------
                                                   Total Lease          Unearned            Net Lease
                                                   Receivable         Lease Income         Receivable
                                                 ------------------ -------------------- -------------
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

Allowance for doubtful accounts--

The following summarizes the activity in the allowance for doubtful accounts:

                                                      2003               2002                2001
                                                ---------------- ----------------  ---------------------
      Balance, beginning of year                   $14,033            $6,674                 $16,372
           Provision charged to expense              4,248             7,843                   9,001
           Increase for allowance due to
           consolidation of CAI as of June
           27, 2002                                     --             1,898                     ---
           Reclassification of Liabilities of
           Business Transferred Under
           Contractual Agreement                       ---               ---                    (538)
           Write-offs                               (2,140)           (2,504)                (18,327)
           Recoveries                                  226               132                     170
           Other                                        (9)              (10)                     (4)
                                                   --------          --------                 -------
      Balance, end of year                         $16,358           $14,033                  $6,674
                                                   ========          ========                 =======

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

(4)     Debt:

The following table summarizes our debt and capital lease obligations as of December 31, 2003 and 2002.

Total Debt and Capital Lease Obligations                                  December 31, 2003      December 31, 2002
-----------------------------------------                                 ------------------     ------------------

Capital lease obligations payable in varying amounts through 2018               $325,258              $363,676
Chassis Securitization Facility, interest at 5.59% and 5.08% at
  December 31, 2003 and 2002, respectively
      Warehouse facility                                                          25,490                   ---
      Debt obligation                                                             86,413               120,246
      Capital lease obligation                                                   404,674               410,497
Revolving credit facility, interest rate at 3.09% and 2.64% at
  December 31, 2003 and 2002, respectively                                       193,495               175,000
Revolving credit facility CAI, interest at 3.37% and 3.69% at December
  31, 2003 and 2002, respectively                                                 87,000                74,000
Container securitization facility, interest at 6.5% and 5.85% at
  December 31, 2003 and 2002, respectively                                        76,565                91,991
7.35% Notes due 2007 (unsecured)                                                 147,000               147,000
7.20% Notes due 2007 (unsecured)                                                  62,825                62,825
9.25% Convertible redeemable subordinated debentures, mandatory
  redemption 2022 (unsecured)                                                     37,182                32,118
Notes and loans repayable with various rates ranging from 1.89% to
  7.90% and maturities from 2004 to 2010                                         194,785               119,858
                                                                                 -------               -------
Total Debt and Capital Lease Obligations                                       1,640,687             1,597,211
                                                                               ---------             ---------
   Less Current Maturities                                                       219,192               161,407
Total Non-Current Debt and Capital Lease Obligations                          $1,421,495            $1,435,804
                                                                              ==========            ==========

At December 31, 2003, the Company had fully utilized its revolving credit facility while CAI had approximately $17,000 available under its facility.

As of December 31, 2003, the annual maturities of capital leases and related interest were as follows:

                                             Payment               Interest               Principal
                                          ------------         ---------------       ---------------
                 2004                       $ 82,028              $16,991                $ 65,037
                 2005                         92,507               13,900                  78,607
                 2006                         63,059                9,678                  53,381
                 2007                         70,861                6,968                  63,893
                 2008                         58,576                4,713                  53,863
                 Thereafter                  419,756                4,605                  415,151
                                             -------                ------                 -------
                                            $786,787              $56,855                $729,932
                                            ========              =======                ========

As of December 31, 2003, the annual maturities of debt, net of interest thereon, were as follows:

                 2004                                          $154,155
                 2005                                           267,518
                 2006                                           154,872
                 2007                                           238,659
                 2008                                            27,117
                 Thereafter                                      68,434
                                                                -------
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

Debt Modifications: Throughout 2003, in connection with obtaining necessary waivers from lenders for late filing of its periodic reports with the SEC and the restatement of its past financial statements, the Company agreed to certain modifications to its existing debt agreements as follows:

•	The container securitization facility was amended to relinquish the Company's right to request additional advances under the facility and the Company agreed that all lease payments subsequently received under the facility would be used to reduce the indebtedness. In addition, the Company agreed to comply with several new covenants, consistent with those contained in the amendment to its revolving credit agreement, as described below.

•	In May 2003, the Company established a $200,000 revolving warehouse facility within its chassis securitization facility and received funding from a $25,500 debt obligation issuance. In July 2003 and October 2003, the Company agreed, among other things, to suspend its ability to incur additional funding under the warehouse facility until such time as the loan and guarantee parties have each agreed in their sole discretion to reinstate their funding commitments. The loan and guarantee parties are under no obligation to reinstate any commitments to the warehouse facility.

•	In July 2003 and October 2003, and January and February 2004, in connection with obtaining necessary amendments under the Company's revolving credit facility due to the late filing of its periodic reports with the SEC and the restatement of its past financial statements, the Company agreed, among other things, to reduce advance rates under this revolving facility, to add several events of default, to increase the interest rate margin, and to maintain specified levels of unrestricted cash and cash equivalents until the delinquent SEC filings are made. Specifically, the Company agreed to maintain unrestricted cash and cash equivalents of at least $71,000 at all times and at least $80,000 as of the last business day of each month, until its 2002 Form 10-K was filed. The Company's 2002 Form 10-K was filed on January 9, 2004. Subsequent to January 9, 2004, the Company was obligated to maintain unrestricted cash and cash equivalents of at least $60,000 at all times and at least $67,500 as of the last business day of the month until completion and filing of all delayed financial statements for 2003 and 2004. This minimum cash requirement was also adopted in the waivers of the container securitization and one other loan agreement. In conjunction with the waiver received during February 2004, the Company replaced its annual amortization payment with monthly amortization payments under its revolving credit facility beginning in March 2004. The related minimum cash requirement was subsequently reduced dollar-for-dollar with the amortization payments and, as of June 30, 2004, amounts to $50,000. Beginning with the amortization payment due September 1, 2004, the minimum cash requirement will again be reduced dollar-for-dollar as amortization payments are made. The minimum cash balance requirement will be eliminated once the Company is current with its delayed financial filings.

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

                                                                                           New Borrowings
Total New Debt and Capital Lease Obligations                                                    2003
---------------------------------------------                                              ---------------
Capital lease obligations payable through 2010 with interest
  imputed at rates from 4.4% to 6.4%                                                            $14,356
9.25% Convertible redeemable subordinated debentures, mandatory
  redemption 2022                                                                                 5,064
Notes and loans repayable with various rates ranging from 3.1%
  to 4.0% and maturities from 2006 to 2009                                                      115,560
                                                                                                --------
Total New Debt and Capital Lease Obligations 2003                                              $134,980
                                                                                               =========

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

Covenants: Under its revolving credit facility and most of its other debt instruments, the Company is required to maintain covenants (as defined) for a tangible net worth of $125,000, a fixed charge coverage ratio of 1.5 to 1 and a funded debt to net worth ratio (as defined in the agreement, which is stockholder’s equity plus company-obligated mandatorily redeemable preferred securities in subsidiary grantor trusts, less goodwill) of 4.0 to 1. A financing facility entered into in March 2004 contains more stringent covenants, including a requirement that the Company maintains a tangible net worth of at least $300,000. The Company will seek to eliminate these more stringent covenants by refinancing this facility during the second half of 2004. At December 31, 2003, under covenants in the Company’s loan agreement approximately $94,708 of retained earnings were available for dividends. In July 2003 and October 2003, in connection with obtaining necessary waivers under the revolving credit facility due to the late filing of the Company’s periodic reports with the SEC and the restatement of its past financial statements, the Company agreed, among other things, to reduce advance rates under this facility, to define several additional events as events of default, to increase the interest rate margin and to maintain specified levels of unrestricted cash and cash equivalents until the delinquent SEC filings are made. The Company also agreed to restrictions on dispositions of collateral and on encumbrances of assets as well as a limitation on concessions that could be made to its other financial institutions in connection with obtaining waivers. The October 2003 amendment also required the Company to provide additional financial information to the lenders under the facility and to continue the engagement of a financial advisor. At December 31, 2003 the Company is in compliance with these covenants as amended.

(5)     Derivative instruments:

The Company’s assets are primarily fixed rate in nature while its debt instruments are primarily floating rate. The Company employs derivative financial instruments (interest rate swap agreements) to effectively convert certain floating rate debt instruments into fixed rate instruments and thereby manage its exposure to fluctuations in interest rates.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133. Statement 133, collectively referred to hereafter as SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in accumulated other comprehensive loss as a separate component of equity, and contractual cash flows, along with the related impact of the hedged items, continue to be recognized in earnings. On January 1, 2001, the Company adopted SFAS 133. SFAS 133, in part, allows special hedge accounting for fair value and cash flow hedges. SFAS 133 provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized currently in earnings in the same accounting period. SFAS 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. (The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings.)

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

As of December 31, 2003, the annual maturities of the notional principal amounts, with installments payable in varying amounts through 2014, and the weighted average interest rates expected to be received or paid for interest rate swap contracts were as follows:

                                     Notional        Receive           Pay
                                      Amount          Rate            Rate
                                     ----------    ----------     ------------
2004                                  $91,295           1.14%          4.89%
2005                                   95,091           1.14%          4.93%
2006                                   59,836           1.14%          4.98%
2007                                  166,906           1.15%          5.71%
2008                                   31,793           1.15%          5.33%
Thereafter                             95,605           1.15%          5.49%
                                     ---------          -----          -----
Total                                $540,526           1.15%          5.29%
                                     =========          =====          =====

The weighted average receive rate is based on the floating rate option specified by the interest rate swap contract and are either one-month or three-month USD-LIBOR.

(6)     Assets Sold to Transport Intermodal Pool ("TIP"):

In March 2001, the Company sold 50,000 rail trailers and domestic containers, including all 41,000 rail trailers and domestic containers the Company acquired from the North American Intermodal Division of Transamerica Leasing, Inc. ("TA") in October 2000, to TIP. The asset value as of March 31, 2001 includes $281,354 related to the units acquired from TA, $4,716 of accounts receivable and $62,009 of assets previously owned by the Company. The Company recorded a gain of $1,774 upon the consummation of this sale, which represents the premium paid for the units previously owned by the Company over their net book value.

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

In addition, on December 31, 2001, the Company completed the contractual sale of its 51% ownership stake of PCR to an investment group comprised of the management of PCR. Under the agreement, the Company sold its share of PCR for $3,200. The purchase price was satisfied through the issuance of a non-recourse note in the amount of $2,560 and a cash payment of $640 received by the Company on January 2, 2002. This transaction was not accounted for as a sale by the Company because of the level of the Company’s continued involvement in PCR subsequent to the transaction which included:

•	A $3,500 loan due from PCR under a long-term revolving credit facility;

•	A $1,400 finance lease and other receivables due from PCR primarily for its lease of computer equipment from Microtech;

•	A $5,000 guarantee provided by the Company for PCR borrowings from an unrelated financial institution. For information regarding the satisfaction of this guarantee in July 2004, see Note 18 (Subsequent Events - Financing Activities) to the Consolidated Financial Statements;

•	A $3,000 guarantee provided by certain directors and officers of the Company for a line of credit obtained by PCR from a financial institution related to the Company - (See Note 11 to the Consolidated Financial Statements); and

•	Bonus and consulting contracts entered into between the Company and the key executives of PCR.

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
                                                                  ------------------
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
                                                            --------
                                                            $77,341
                                                            ========

The Company and its subsidiaries are parties to various capital leases and obligated to make payments related to its long-term borrowings. (See Note 4 to the Consolidated Financial Statements).

Employment Agreements:The Company has entered into employment agreements with certain executive officers and employees which provide for minimum salary, bonus arrangements and benefits for periods from 1 to 7 years. As of December 31, 2003, the minimum obligation related to these agreements approximated $8,800.

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

Taxes:In the ordinary course of business, the Company provides various tax-related indemnifications as part of transactions. The indemnified party typically is protected from certain events that result in a tax treatment different from that originally anticipated. The Company’s liability typically is fixed when a final determination of the indemnified party’s tax liability is made. In some cases, a payment under a tax indemnification may be offset in whole or in part by refunds from the applicable governmental taxing authority. The Company is party to numerous tax indemnifications and many of these indemnities do not limit potential payment; therefore, it is unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

Contractual relationships:The Company entered into a number of operating leases during 2000 and 2002 in which it guaranteed a portion of the residual value of the leased equipment. These leases have terms that expire between 7 and 10 years. If at the end of the lease term the fair market value of the equipment is below the guaranteed residual value in the agreement, the Company is liable for a percentage of the deficiency. The total of these guarantees is $12,405 of which $8,011 could be due in 4 to 5 years, with the remaining $4,394 potentially due in greater than 5 years. As of December 31, 2003 and 2002, included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets is a liability of $144 and $99, respectively, representing the accrual for these guarantees.

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

For further discussion regarding the Stockholder litigation, see "Stockholder Litigation" in Note 18 to the Consolidated Financial Statements.

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

In January 1998, the Company entered into a non-exclusive Consulting Agreement with Atlas Capital Partners, LLC ("Atlas") pursuant to which Mitchell I. Gordon, a Director of Interpool from 1998 to October 2003 and Chief Financial Officer and Executive Vice President from October 2000 to July 2003, provided investment banking consultation services. Under the terms of the Consulting Agreement, Atlas was to have been paid $240 (plus reimbursement of reasonable expenses), additional compensation of $560 and a twenty percent carried interest in investments made with funds provided by Interpool. In addition, Atlas was contractually entitled to an annual bonus in an amount that is usual and customary in the investment banking business for investment opportunities actually completed by the Company subject to set-off of the $560 additional compensation. In 2000, other compensation in the amount of $1,650 to be paid over three years, was earned by Atlas in connection with the acquisition by the Company of the North American Intermodal Division of Transamerica. As of October 2000, the Consulting Agreement was terminated with the exception of the deferred compensation related to the acquisition of Transamerica. Mr. Gordon resigned as an officer and director of the Company in 2003.

Chassis Holdings I, LLC

The Ivy Group, which is a New Jersey general partnership composed directly or indirectly of Martin Tuchman, Radcliff Group, Inc., Raoul J. Witteveen, Thomas P. Birnie and Graham K. Owen, has previously leased chassis to Trac Lease, Inc. ("Trac Lease"). As of December 31, 2000, pursuant to various equipment lease agreements, Trac Lease leased 6,047 chassis from The Ivy Group and its principals for an aggregate annual lease payment of approximately $2,900. On January 1, 2001, the various leases for the 6,047 units were combined into a single lease pursuant to which The Ivy Group and its principals were paid an aggregate lease payment of $2,691 through June 30, 2001. On July 1, 2001, the Company restructured its relationship with The Ivy Group and its principals to provide the Company with managerial control over 6,047 chassis previously leased by Trac Lease, a wholly owned subsidiary of the Company, from The Ivy Group. As a result of the restructuring, the partners of The Ivy Group contributed these 6,047 chassis and certain other assets and liabilities to a newly formed subsidiary, Chassis Holdings I LLC ("Chassis Holdings"), in exchange for $26,000 face value of preferred membership units and 10% of the common membership units, and Trac Lease contributed 902 chassis and $2 in cash to Chassis Holdings in exchange for $3,000 face value of preferred membership units and 90% of the common membership units. The preferred membership units are entitled to receive a preferred return prior to the receipt of any distributions by the holders of the common membership units. The value of the contributed chassis was determined by taking the arithmetic average of the results of independent appraisals performed by three nationally recognized appraisal firms in connection with the Company’s establishment of a chassis securitization facility in July 2000. As the managing member of Chassis Holdings, Trac Lease exercises sole managerial control over the entity’s operations. Chassis Holdings leases all of its chassis to Trac Lease at a rental rate equal to the then current Trac Lease fleet average per diem. Chassis Holdings and the holders of the preferred membership units are party to a Put/Call Agreement which provides that the holders of preferred units may put such units to Chassis Holdings under certain circumstances and Chassis Holdings may redeem such units under certain circumstances. Chassis Holdings will be required to make certain option payments to the holders of the preferred membership units in order to preserve its right to redeem such units.

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

Summary of Related Party Transactions

The effect of the above related party transactions included in the accompanying Consolidated Statement of Income are as follows:

                                              2003       2002        2001
                                              ----       ----        ----
      Revenue                                  $---       $---        $496
      Lease operating expense                $2,997     $3,234      $4,343
      Administrative expense                   $157       $857      $1,495
      Other (income)/expense, net              $---     $2,763        $---
      Interest expense                         $540        $40        $452

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

In April 2004, the Company reached an agreement with CAI resolving differences in interpretation of the Operating and Administration Agreement (the "CAI Agreement") provisions governing payment of appropriate remedial compensation when an age disparity develops between the Company’s containers managed by CAI and the balance of CAI’s managed fleet. For further information regarding the CAI Agreement, see Note 18 to the Consolidated Financial Statements.

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

Segment Information:

                                                                           Domestic      Computer
                                                         Container       Intermodal       Leasing
                        2003                              Leasing         Equipment      Equipment          Totals
                        ----                             ---------       ----------      ---------        ---------

Equipment leasing revenue                                 $175,131         $198,552           $604         $374,287
Other revenue                                               11,838           15,987            ---           27,825
Lease operating, administrative and other expenses          55,566          109,550           (285)         164,831
Depreciation and amortization                               59,365           32,188            ---           91,553
Other (income)/expense, net and minority interest           (5,085)           1,745            171           (3,169)
Losses for investment under equity method                      ---            1,698            ---            1,698
Interest income                                             (2,636)          (1,318)            (6)          (3,960)
Interest expense                                            33,202           73,485              1          106,688
Income/(loss) before income taxes                           46,557           (2,809)           723           44,471
Net investment in DFL's                                    330,090           96,716              9          426,815
Leasing equipment, net                                     747,377          889,339            ---        1,636,716
Equipment purchases and investment in DFL's                250,404           56,563            ---          306,967
Total segment assets                                    $1,210,635       $1,162,357            $44       $2,373,036

                                                                          Domestic        Computer
                                                         Container       Intermodal       Leasing
                        2002                               Leasing        Equipment       Equipment        Totals
                        ----                             ---------       ----------       ---------        -------

Equipment leasing revenue                                  $138,276       $185,283         $1,521        $325,080
Other revenue                                                 8,094         11,761            ---          19,855
Lease operating, administrative and other expenses           40,633         92,395          2,087         135,115
Depreciation and amortization                                55,757         37,703             78          93,538
Other (income)/expense, net and minority interest            (3,052)         4,579          1,450           2,977
Losses for investment under equity method                       ---          6,603            ---           6,603
Interest income                                              (2,243)        (2,395)           ---          (4,638)
Interest expense                                             27,182         81,016            146         108,344
Income/(loss) before income taxes                            28,093        (22,857)        (2,240)          2,996
Net investment in DFL's                                     245,414         89,254           (539)        334,129
Leasing equipment, net                                      676,914        880,725            ---       1,557,639
Equipment purchases and investment in DFL's                  85,585        170,342             99         256,026
Total segment assets                                     $1,075,145     $1,163,404         $3,395      $2,241,944

                                                                           Domestic       Computer
                                                         Container       Intermodal        Leasing
                         2001                             Leasing         Equipment       Equipment         Totals
                         ----                            ---------       ----------      ----------       --------

Equipment leasing revenue                                 $111,362         $191,987        $35,369        $338,718
Other revenue                                                4,914            9,759            ---          14,673
Lease operating, administrative and other expenses          32,931           95,797         32,083         160,811
Depreciation and amortization                               34,999           37,997          6,682          79,678
Other (income)/expense, net and minority interest           (5,351)          (4,501)          (385)        (10,237)
Losses for investment under the equity method                   --              804             --             804
Interest income                                             (3,789)          (5,650)            --          (9,439)
Interest expense                                            28,025           68,465          1,780          98,270
Income/(loss) before income taxes                           29,461            8,834         (4,791)         33,504

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

Geographic Information:

   EQUIPMENT LEASING REVENUE:                                 2003              2002               2001
                                                              ----              ----               ----
   United States (a)                                         $236,126           $205,923           $227,419
   International                                              138,161            119,157            111,299
                                                             $374,287           $325,080           $338,718

   ASSETS:
   United States                                           $1,354,921         $1,341,507
   International                                            1,018,115            900,437
                                                           $2,373,036         $2,241,944

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

(16)     Capital stock:

The Company’s 1993 Stock Option Plan for Executive Officers and Directors (the "Stock Option Plan") was adopted by the Company’s Board of Directors and approved by the stockholders in March 1993. A total of 6 million shares of common stock have been reserved for issuance under the Stock Option Plan. Options may be granted under the Stock Option Plan to executive officers and directors of the Company or a subsidiary (including any executive consultant of the Company and its subsidiaries), whether or not they are employees. These options vest six months from date of grant and expire ten years from date of grant.

The Company’s Nonqualified Stock Option Plan for Non-employee, Non-consultant Directors (the "Directors’ Plan") was adopted by the Board of Directors and approved by the stockholders in March 1993. The Directors’ Plan is administered by the Stock Option Committee of the Board of Directors. Under the Directors’ Plan a nonqualified stock option to purchase 15,000 shares of common stock is automatically granted to each non-employee, non-consultant director of the Company, in a single grant at the time the director first joins the Board of Directors. The Directors’ Plan authorizes grants of options up to an aggregate of 150,000 shares of common stock. The exercise price per share is the fair market value of the Company’s common stock on the date on which the option is granted (the "Grant Date"). The options granted pursuant to the Directors’ Plan may be exercised at the rate of 1/3 of the shares on the first anniversary of the director’s Grant Date and 1/3 of the shares on the second anniversary of the director’s Grant Date and 1/3 of the shares on the third anniversary of the director’s Grant Date, subject to certain holding periods required under rules of the Securities and Exchange Commission. Options granted pursuant to the Directors’ Plan expire ten years from their Grant Date.

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

On September 16, 1998 the Company canceled all but 22,500 of the 4,393,501 options then outstanding under its 1993 Stock Option Plan for Executive Officers and Directors and the Company’s Nonqualified Stock Option Plan for Non-employee, Non-consultant Directors and issued 4,371,001 new options in their place. The newly issued options were granted with an exercise price equal to the closing market price of the Company’s stock as of September 16, 1998 (the "date of grant"). This resulted in a new measurement date whereby the newly issued options vest six months from date of grant and expire ten years from date of grant. All other terms and conditions of the newly issued options are similar to the canceled options.

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

Changes during 2003, 2002 and 2001 in options outstanding for the combined plans were as follows:

                                             2003                        2002                        2001
                                  --------------------------  ---------------------------- --------------------------
                                                 Weighted                    Weighted                     Weighted
                                                 average                     average                      average
                                    Shares    exercise price    Shares    exercise price    Shares     exercise price
                                  ----------  --------------   ---------  --------------   ---------   ---------------
Outstanding at January 1,          4,539,001         $10.30    4,489,001        $10.30     4,489,001          $10.30

Granted                                  ---         ---          50,000         13.73           ---          ---
Exercised                             22,500          15.58          ---        ---              ---          ---

                                  ------------------------------------------------------------------------------------
Outstanding at December 31,        4,516,501         $10.31    4,539,001        $10.34     4,489,001          $10.30

Exercisable at December 31,        4,466,501         $10.29    4,384,001        $10.27     4,379,001          $10.27

The following table summarizes information regarding stock options outstanding at December 31, 2003.

                                 Options Outstanding                                           Options Exercisable
                         ------------------------------------                          ------------------------------------
                                             Weighted Average
                             Number             Remaining                                  Number
                           Outstanding         Contractual       Weighted Average        Outstanding       Weighted Average
   Exercise Prices        December 31,         Life (Years)       Exercise Price        December 31,        Exercise Price
-------------------      -------------       -----------------   ----------------      --------------     -----------------

     $6.375                    15,000               6.2                $6.375                15,000              $6.375

     10.25                  4,351,501               4.2                10.25              4,351,501              10.25

     11.9375                  100,000               6.8                11.9375               50,000              11.9375

     13.73                     50,000               8.7                13.73                 50,000              13.73
---------------------- -------------------- ------------------- -------------------- -------------------- -------------------
     $6.375-13.73           4,516,501               4.3               $10.31              4,466,501             $10.29

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

Statement                                       Revised Completion Date
---------                                       ------------------------
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

Rating Agency Downgrades

On January 27, 2004, Moody’s downgraded the Company’s debt securities citing continued uncertainty associated with the delayed release of the Company’s financial information for 2003. The Company has been advised that Moody’s also reduced the "shadow rating" of the Company’s chassis securitization. The Company has been advised by the participants in this securitization that they will waive any early amortization event or default associated with the downgrade of the "shadow rating" on a periodic basis, and such participants have given such a waiver through January 1, 2005. The Company has been advised by the provider of the insurance "wrap" portion of the chassis securitization that, as a result of the downgrade of the shadow rating, it is liable to indemnify such provider for certain of its increased capital charge costs, which the Company has estimated at approximately $590 per month beginning June 20, 2004 and continuing until it is notified by the wrap provider that its "shadow rating" has improved sufficiently. The additional cost per month will be reduced on a pro-rata basis as the outstanding obligations are repaid. The Company disputed whether any such indemnification obligation exists under the terms of its agreement with the "wrap" provider. This matter is currently under negotiation. There can be no assurance that the Company will prevail in this matter, nor can we estimate the likelihood or timing of any potential future shadow rating upgrade. There also can be no assurance that the waiver described above will continue to be granted or extended. Should such waiver not be granted or extended beyond January 1, 2005, the unfavorable impact on the Company’s near-term liquidity would likely be significant. Such downgrades may also have a negative effect on the Company’s ability to access the capital markets in the future, as well as on the Company’s interest cost. During July 2004, Fitch Ratings affirmed the Company’s ratings, removed the Company from rating watch negative status, and changed their rating outlook for the Company to positive.(See Ongoing Debt Waivers section below for further discussion.)

Delisting by the New York Stock Exchange

On December 29, 2003, the New York Stock Exchange ("the Exchange") suspended trading in the Company’s common stock and other listed securities and the staff of the Exchange informed the Company that they had recommended that delisting procedures be commenced. The Exchange stated that this action was taken because of the overall uncertainty surrounding the Company’s previously announced restatement of its 2001 and 2000 results and the continued delay in the completion of its current financial statement filing requirements. The Company’s 2002 Form 10-K, which reflected the restated results, was subsequently filed on January 9, 2004. The Company appealed the decision and recommendation of the staff of the Exchange, and a hearing before a Committee of the Board of Directors of the Exchange was held March 10, 2004. Following this hearing, the Committee determined to affirm the staff’s recommendation and to delist the Company’s common stock and other listed securities. The delisting became effective during early April 2004. The Company intends to examine all of its options with regard to listing, and anticipates re-applying for a listing on the Exchange once it is current with its SEC filings. Since the suspension of trading on the Exchange took effect on December 29, 2003, the Company’s common stock has been traded on the over-the-counter market under the symbol IPLI.

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

Ongoing Debt Waivers

As described in the Debt Modifications and Waivers and Rating Agency Downgrades sections above, the Company may be required to obtain additional waivers in the future. In the event that (i) any such required waiver could not be obtained before the applicable deadline; or (ii) any of the Company’s existing waivers ceased to be effective in accordance with their terms based upon future developments, the Company might be in violation of the terms of its indebtedness, and the lenders could exercise their right to declare the Company in default, accelerate the indebtedness owed to such lenders, and take other action against the Company. Moreover, the taking of such action, or the possibility that such action could be taken, could cause one or more of the Company’s other financial institutions to take action against the Company, such as declaring the Company in default, accelerating the indebtedness owed to such lender, and/or attempting to exercise rights as a secured creditor with respect to any collateral. In addition, several of the waivers the Company has obtained are contingent upon certain events, including but not limited to (1) a determination by the applicable lenders that the changes resulting from the Company’s financial restatement to its historical financial statements for 2001 and 2000 and the first nine months of 2002 did not represent a material adverse change to the Company’s financial condition for these periods as originally reported; or (2) that the delisting of the Company’s common stock and other listed securities from the Exchange did not represent a material adverse change in the Company’s ability to act as servicer for certain financings. The one lender for whom continued listing of the Company’s common stock on the Exchange was required to avoid an event of default eliminated that requirement during early March 2004. While the restatement was necessary, the Company believes that its revised financial statements did not represent such a material change. The Company also believes that the delisting of its securities by the Exchange does not affect its ability to perform as servicer for the financings in question. Further, none of the Company’s lenders has taken any action to indicate that they believe a material adverse change has occurred. If either of these circumstances were to occur the Company could be deemed to be in default under the terms of its indebtedness, in which event, the Company might not be able to meet its obligations to its lenders or other creditors and might not be able to prevent such parties from taking actions that could jeopardize the Company’s ability to continue to operate its business.

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

The most significant of these was the handling of amounts billed to customers at the end of an operating lease when the customer has damaged the Company’s equipment. These amounts are not recorded in revenue when invoiced; rather, they are used to establish a liability to cover the repair of the equipment. In many cases, these liabilities were not being properly reversed when payment was made for the repaired equipment. In addition, in some cases, the liability was not being properly reversed when the equipment was sold or remanufactured.

The Company has a program of remanufacturing chassis when they near the end of their useful life or if the equipment is impaired in its present condition. In certain cases, the impairment of these chassis was not recognized on a timely basis.

Finally, as noted in the Company’s Form 10-K for the year ended December 31, 2002, the system used to account for direct financing leases was inadequate in providing the necessary data for the amortization of the leases and the recognition of revenue. As a result, the Company continued to perform manual calculations for all financing leases until the new finance lease system can be implemented. A number of these manual calculations were performed incorrectly during the year ended December 31, 2003. The Company has purchased and is in the process of implementing its new finance lease system to handle the accounting for these leases.

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

                                                                       2003
                                                                   As Restated
                                       ---------------------------------------------------------------------
                                             1st               2nd              3rd              4th
                                       ----------------- ---------------- ---------------- -----------------

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

                                                              2003
                                                           As Reported
                                       ----------------------------------------------------
                                             1st               2nd              3rd
                                       ----------------- ---------------- -----------------
Equipment leasing revenue                 $89,070           $91,319          $94,887
Net income                                $10,876           $11,172           $6,117
Basic income per share                      $0.40             $0.41            $0.22
Diluted income per share                    $0.38             $0.38            $0.21

                                                                       2002
                                       ---------------------------------------------------------------------
                                             1st               2nd              3rd             4th(a)
                                       ----------------- ---------------- ---------------- -----------------
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

                                                                       2001
                                       ---------------------------------------------------------------------
                                             1st               2nd              3rd             4th(a)
                                       ----------------- ---------------- ---------------- -----------------
Equipment leasing revenue                 $88,311           $85,315          $82,337           $82,755
Net income                                $10,354            $9,879           $2,939            $4,932
Basic income per share                      $0.38             $0.36            $0.11             $0.18
Diluted income per share                    $0.36             $0.34            $0.10             $0.17
(a)	The net (loss) during the fourth quarter of 2002 was principally due to pre-tax impairment losses of $5,715 relating to idle equipment, $3,417 of pre-tax losses resulting from the Company's share of equity losses and write-downs for certain investments accounted for under the equity method and $9,678 of pre-tax losses recognized as a result of the deteriorating financial condition of PCR.

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

As a result, we, in connection with the preparation of our 2002 and 2003 financial statements, concluded that the following internal control deficiencies which were identified constituted "material weaknesses" or "significant deficiencies" as defined under the standards established by the American Institute of Certified Public Accountants:

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

We carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003 pursuant to SEC Rules 13a-15 and 15d-15 under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, due to the internal control deficiencies as described herein, as of the evaluation date, our disclosure controls and procedures were not effective to give reasonable assurance that information we must disclose in reports filed with the SEC is properly recorded, processed, and summarized, and then reported within the time periods specified in the rules and forms of the SEC. In light of the ineffectiveness of our disclosure controls and procedures as mentioned above, we performed additional analysis and other procedures to ensure that our consolidated financial statements included in our amended Annual Report on Form 10-K for the year ended December 31, 2003 have been prepared in accordance with U.S. generally accepted accounting principles.

Other than the internal control issues and corresponding corrective actions discussed above, our Chief Executive Officer and Chief Financial Officer have each confirmed that, since the date of the evaluation to the date of the filing of this our amended Form 10-K, there have been no significant changes in the disclosure controls and procedures or in other factors that could significantly affect such controls or procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 15.     EXHIBITS AND REPORTS ON FORM 10-K/A

(a)     Exhibits:

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

INTERPOOL, INC. (Registrant)

June 6, 2005	By /s/ Martin Tuchman Martin Tuchman Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 6, 2005	By By /s/ Martin Tuchman Martin Tuchman Chairman of the Board of Directors, Chief Executive Officer, President, Chief Operating Officer and Director

June 6, 2005	By /s/ Warren L. Serenbetz, Jr. Warren L. Serenbetz, Jr. Director

June 6, 2005	By /s/ Arthur L. Burns Arthur L. Burns Executive Vice President, General Counsel and Director

June 6, 2005	By /s/ Peter D. Halstead Peter D. Halstead Director

June 6, 2005	By /s/ Joseph J. Whalen Joseph J. Whalen Director

June 6, 2005	By /s/ Clifton H. W. Maloney Clifton H. W. Maloney Director

June 6, 2005	By /s/ James F. Walsh James F. Walsh Executive Vice President and Chief Financial Officer

June 6, 2005	By /s/ Brian Tracey Brian Tracey Senior Vice President (Chief Accounting Officer)

June 6, 2005	By /s/ Michael S. Mathews Michael S. Mathews Director

June 6, 2005	By /s/ William J. Shea, Jr. William J. Shea, Jr. Director

INDEX TO EXHIBITS

Filed with Interpool, Inc. Report on Form 10-K/A

                 31.1        Certification of Martin Tuchman.
                 31.2        Certification of James F. Walsh.
                 32.1        Certification of Martin Tuchman.
                 32.2        Certification of James F. Walsh.