Form 10-Q/A
period 2004-03-31
INTERPOOL INC
filed 2005-06-23
CIK 898777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

As of June 15, 2005, there were 27,639,853 shares of common stock, $.001 par value outstanding.

Explanatory Note

Interpool, Inc. (the "Company") is filing this Amendment No. 1 to its Form 10-Q (the "Amendment No. 1") for the period ended March 31, 2004 originally filed with the Securities and Exchange Commission (the "SEC") on October 8, 2004 (the "Original March 31, 2004 Form 10-Q"), to revise Item 4, "Controls and Procedures," in order to more clearly state the conclusion of our management that, due to the deficiencies in internal controls that we identified in the Original March 31, 2004 Form 10-Q, our disclosure controls and procedures were not effective for the period ended March 31, 2004. These revisions to Item 4 are located in the third from the last and second from the last paragraphs of Item 4. As required by SEC Rule 12b-15, we set forth below in this Amendment No. 1 the entire text of Item 4, as amended.

In addition, subsequent to the filing of the Original March 31, 2004 Form 10-Q, we determined that it would be necessary to make certain changes to the financial statements included in our Original March 31, 2004 Form 10-Q. These changes, which have been reflected in our financial statements included in our Form 10-K for the year ended December 31, 2004, are: (i) an immaterial adjustment to opening retained earnings for each period in our historical financial statements included in the Original March 31, 2004 Form 10-Q, (ii) reclassification of certain types of revenue (consisting primarily of fees charged to lessees for handling, repositioning and repairs), which had previously been reported separately as a reduction to lease operating expenses and will now be reported as other revenue on the face of the income statement, and (iii) restatement of previously reported quarterly results for 2004 due to a material weakness in the Company’s documentation of certain interest rate swap transactions. These changes are more fully discussed in Notes 1 and 2 to the Condensed Consolidated Financial Statements included as part of this Amendment No. 1.

Because of these changes to our financial statements, we are amending the Original March 31, 2004 Form 10-Q to:

•	Revise Item 1, "Financial Statements." The revisions appear in:

-	the Company’s Condensed Consolidated Balance Sheets in the line items "Leasing equipment, net of accumulated depreciation and amortization," "Total assets," "Income taxes," "Total liabilities," "Retained earnings," "Accumulated other comprehensive loss," "Total stockholders’ equity" and "Total liabilities and stockholders’ equity;"

-	the Company’s Condensed Consolidated Statements of Income in the line items "Equipment leasing revenue, including income recognized on direct financing leases," "Other revenue," "Total revenues," "Lease operating and administrative expenses," "Fair value adjustment for derivative instruments," "Total costs and expenses," "Income before minority interest expense, net and provision for income taxes," "Income before provision for income taxes," "Provision for income taxes," "Net income," "Net income per share, basic," and "Net income per share, diluted;"

-	the Company’s Condensed Consolidated Statements of Cash Flows in the line items "Net income," "Fair value adjustment for derivative instruments" and "Other, net;"

-	the Company’s Condensed Consolidated Statements of Changes in Stockholders’ Equity in the line items "Balance, December 31, 2003, as previously reported," "Adjustment," "Balance, December 31, 2003, as adjusted," "Net income," "Other comprehensive loss," "Comprehensive income" and "Balance, March 31, 2004;"

-	the Company's Notes to Condensed Consolidated Financial Statements:

•	Note 1 – adding new paragraph two in the subsection 1A entitled "Basis of Presentation," revising the table in the subsection 1D entitled "Net Income Per Share," revising the tables in the subsection 1E entitled "Comprehensive Income," revising the table in the subsection 1F entitled "Stock-Based Compensation," and adding new subsections 1I and 1J entitled "Reclassifications" and "Adjustments to Opening Retained Earnings;"

•	Note 2 - adding new subsection "Restatement of 2004 Financial Statements;"

•	Note 4 - revising the tables entitled "Segment Information" and the table entitled "Geographic Information;"

•	Note 5 – revising the amount of unrealized pre-tax loss on cash flow hedges and the amount of related income tax benefit within the fifth from last paragraph and revising the second from last paragraph.

•	Revise Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations." We have amended Item 2 as follows:

-	added a first paragraph to the section entitled "Restatement of Prior Condensed Consolidated Financial Statements;"

-	added sections entitled "Reclassifications" and "Adjustments to Opening Retained Earnings;"

-	revised lease operating expense and administrative expense percentages within the seventh from last paragraph of the section entitled "General;"

-	revised net income per share for the period ended March 31, 2004 and the return on average stockholders’ equity for the periods ended March 31, 2004 and December 31, 2003 within the fourth from the last paragraph of the section entitled "General;"

-	revised the discussions regarding "Equipment Leasing Revenue," "Other Revenue," "Lease Operating and Administrative Expenses," "Fair Value Adjustment for Derivative Instruments," "Provision for Income Taxes" and "Net Income."

As required by SEC Rule 12b-15, set forth below in their entirety are Item 1 (Financial Statements and Supplementary Data) and Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), as amended, with these revisions incorporated.

As part of this Amendment No. 1 the Company is also filing new certifications from our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2).

No attempt has been made in this Form 10-Q/A to update other disclosures presented in the original Form 10-Q, except as described above. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

INTERPOOL, INC. AND SUBSIDIARIES

INDEX

Page No.

Part I - Financial Information--Interpool, Inc. and Subsidiaries

Item 1: Financial Statements	1

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	29

Item 4: Controls and Procedures	44

Part II - Other Information

Signatures	49

Exhibits	50

Certifications	51

PART I - FINANCIAL INFORMATION
INTERPOOL, INC. AND SUBSIDIARIES

ITEM 1:	FINANCIAL STATEMENTS

          The Condensed Consolidated Financial Statements as of March 31, 2004 (unaudited) and December 31, 2003 and for the three months ended March 31, 2004 (unaudited) and 2003 (unaudited) (the "Condensed Consolidated Financial Statements") of Interpool, Inc. and Subsidiaries (the "Company" or the "Registrant") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s December 31, 2003 Annual Report on Form 10-K as amended by Form 10-K/A filed June 6, 2005 (the "2003 Form 10-K"). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Restatement of Prior Condensed Consolidated Financial Statements

          During the preparation of the December 31, 2004 consolidated financial statements, a material weakness in our documentation of certain interest rate swap transactions was noted. As discussed in further detail in our Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K"), it was determined that the previously reported quarterly results for March 31, 2004, June 30, 2004 and September 30, 2004 required restatement. For further information regarding this restatement, see Note 2 to the Condensed Consolidated Financial Statements. All financial information for the three months ended March 31, 2004 included in this Quarterly Report on Form 10-Q gives effect to the restatement.

           In addition, as discussed in the Company’s 2003 Form 10-K, the Company has restated its financial statements for the first three quarters of 2003. The Company concluded that this restatement was necessary while preparing for its 2003 annual audit in July 2004. For further information regarding this restatement, see Note 2 to the Condensed Consolidated Financial Statements. All financial information for the three months ended March 31, 2003 included in this Quarterly Report on Form 10-Q gives effect to the restatement.

Reclassifications

          Subsequent to the initial filing of our Form 10-Q for the period ended March 31, 2004, certain reclassifications have been made to the 2004 and 2003 amounts. More specifically, the Company determined it was necessary to reclassify certain types of revenue which had been previously reported as a reduction to lease operating expenses. This revenue consists primarily of fees charged to lessees for handling, repositioning and repairs which had previously reduced the related costs for those services. This revenue will be reported separately as other revenue on the face of the Company’s Condensed Consolidated Statements of Income. These reclassifications have no impact on net income.

          As a result of adopting SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the Company is required in 2004 to classify its outstanding Preferred Capital Securities issued in 1997 within the debt section on the face of the Condensed Consolidated Balance Sheet. Previously, these instruments were classified separately with the caption "Company-Obligated Mandatorily Redeemable Preferred Securities in Subsidiary Grantor Trusts." There was no modification of the terms of the Preferred Capital Securities and no impact on net income upon adoption.

Adjustments to Opening Retained Earnings

          During the fourth quarter of 2004, the Company sold certain assets (with a book value of approximately $1,865) of CTC Container Trading (U.K.) Limited ("CTC"), a wholly-owned subsidiary which leased specialized cargo carrying units and other equipment for use by companies operating in the North Sea. While quantifying the approximate impact related to this sale, the Company noted that there was an elimination entry of approximately $803, net of tax, in the Interpool Limited consolidation related to CTC. This entry reduced retained earnings with a comparable reduction to leasing equipment. The entry originated when Interpool Limited sold container equipment to CTC at a profit prior to 1994. The elimination entry was recorded to eliminate the inter-company profits generated from the sale of the equipment. The inter-company profit included in the elimination entry should have been amortized over the period the equipment was being depreciated by CTC using the higher book values. No such amortization ever took place. The depreciation would have ended prior to any period being reported on by the Company in the March 31, 2004 Form 10-Q. The effect of this error was to understate earnings during the period that the equipment was being depreciated. The Company determined the impact of this error should be reported as an adjustment to opening retained earnings.

Forward-Looking Statements

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

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

                                                                                   March 31,    December 31,
                                                                                      2004          2003
                                                                                   Unaudited
                                                                                   (Restated)

ASSETS

CASH AND CASH EQUIVALENTS                                                           $140,807      $141,019
MARKETABLE SECURITIES, available for sale at fair value                                   25            24
ACCOUNTS RECEIVABLE, less allowance of $16,738 and $16,358, respectively              60,111        69,055
NET INVESTMENT IN DIRECT FINANCING LEASES                                            403,626       426,815
OTHER RECEIVABLES, net                                                                25,890        25,485
LEASING EQUIPMENT, net of accumulated depreciation and amortization of $537,867
    and $522,431, respectively                                                     1,628,896     1,636,716
OTHER ASSETS                                                                          70,544        73,922
                                                                                      ------        ------
TOTAL ASSETS                                                                      $2,329,899    $2,373,036
                                                                                  ==========    ==========
LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                               $140,071      $198,062
INCOME  TAXES                                                                         38,244        37,759
DEFERRED INCOME                                                                        2,353         2,704
DEBT AND CAPITAL LEASE OBLIGATIONS
    Due within one year                                                              237,158       219,192
    Due after one year                                                             1,488,304     1,496,495
                                                                                   ---------     ---------
        TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS                                   1,725,462     1,715,687
TOTAL LIABILITIES                                                                 $1,906,130    $1,954,212
                                                                                  ----------    ----------
MINORITY INTEREST IN EQUITY OF SUBSIDIARIES                                           35,100        35,184
                                                                                      ------        ------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.001 per share; 1,000,000 authorized, none
      issued                                                                             ---           ---
    Common stock, par value $.001 per share; 100,000,000 shares authorized,
      27,604,746 issued at March 31, 2004 and 27,602,452 issued at December 31,
      2003                                                                                28            28
    Additional paid-in capital                                                       127,892       128,538
    Unamortized deferred compensation-stock grants                                      (618)       (1,184)
    Treasury stock, at cost, 225,900 shares at March 31, 2004 and December 31,
      2003                                                                            (2,229)       (2,229)
    Retained earnings                                                                280,877       272,815
    Accumulated other comprehensive loss                                             (17,281)      (14,328)
                                                                                     -------       -------
TOTAL STOCKHOLDERS' EQUITY                                                           388,669       383,640
                                                                                     -------       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $2,329,899    $2,373,036
                                                                                  ==========    ==========

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these balance sheets.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share and per share amounts)
(unaudited)

                                                                                 Three Months Ended
                                                                                     March 31,

                                                                                 2004          2003
                                                                                 ----          ----
                                                                              (Restated)    (Restated)
REVENUES
  Equipment leasing revenue, including income recognized on direct
    financing leases of $10,859 and $10,976, respectively                       $94,937        $89,868
  Other revenue                                                                   4,101         10,667
                                                                                  -----         ------
TOTAL REVENUES                                                                   99,038        100,535
                                                                                 ------        -------

COSTS AND EXPENSES
  Lease operating and administrative expenses                                    32,440         37,000
  Provision for doubtful accounts                                                   612          1,779
  Fair value adjustment for derivative instruments                                  982           (150)
  Depreciation and amortization of leasing equipment                             22,872         22,376
  Impairment of leasing equipment                                                 1,974          2,224
  (Income)/loss for investment accounted for under the equity method               (185)            52
  Other income, net                                                                (700)        (1,215)
  Interest expense                                                               28,381         25,388
  Interest income                                                                  (694)        (1,029)
                                                                                   -----        -------
TOTAL COSTS AND EXPENSES                                                         85,682         86,425
                                                                                 ------         ------

INCOME BEFORE MINORITY INTEREST EXPENSE, NET AND PROVISION FOR INCOME TAXES      13,356         14,110
Minority interest expense, net                                                     (859)          (396)
                                                                                   -----          -----
INCOME BEFORE PROVISION FOR INCOME TAXES                                         12,497         13,714
Provision for income taxes                                                        2,290          1,945
                                                                                  -----          -----
NET INCOME                                                                      $10,207        $11,769
                                                                                =======        =======

NET INCOME PER SHARE
    Basic                                                                         $0.37          $0.43
                                                                                  =====          =====
    Diluted                                                                       $0.35          $0.41
                                                                                  =====          =====
WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands)
    Basic                                                                        27,378         27,354
                                                                                 ======         ======
    Diluted                                                                      30,243         30,087
                                                                                 ======         ======

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,

                                                                                   2004       2003

                                                                                (Restated)  (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $10,207     $11,769
Adjustments to reconcile net income to net cash provided by operating activities --
   Depreciation and amortization                                                  23,825      23,296
   Impairment of leasing equipment                                                 1,974       2,224
   Restricted stock grant expense                                                     21          61
   Gain on sale of leasing equipment                                                (563)       (921)
   Loss on sale of marketable securities                                             ---          26
   Provision for doubtful accounts                                                   612       1,779
   Fair value adjustment for derivative instruments                                  982        (150)
   (Income)/loss on investment accounted for under the equity method                (185)         52
   Other, net                                                                     (2,156)    (13,194)
                                                                                  ------     -------
        Net cash provided by operating activities                                 34,717      24,942
                                                                                  ------      ------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of leasing equipment                                                 (37,794)    (30,756)
Proceeds from dispositions of leasing equipment                                    5,359       5,152
Purchase of leasing equipment for resale                                          (9,506)     (6,709)
Proceeds from disposal of leasing equipment for resale                            10,399       7,236
Investment in direct financing leases                                            (34,420)    (66,652)
Cash collections on direct financing leases                                       23,325      18,318
Purchase of marketable securities                                                    ---         (10)
Sales and matured marketable securities and other investing activities               ---       1,472
                                                                                     ---       -----
        Net cash used for investing activities                                   (42,637)    (71,949)
                                                                                 -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt                                                    81,578       5,064
Payment of long-term debt and capital lease obligations                          (62,303)    (43,263)
Borrowings of revolving credit lines                                                 ---      46,500
Repayment of revolving credit lines                                               (9,500)     (4,600)
Dividends paid                                                                    (2,067)     (1,495)
                                                                                  ------      ------
       Net cash provided by financing activities                                   7,708       2,206
                                                                                   -----       -----
Net decrease in cash and cash equivalents                                           (212)    (44,801)

CASH AND CASH EQUIVALENTS, beginning of period                                   141,019     170,613
                                                                                 -------     -------
CASH AND CASH EQUIVALENTS, end of period                                        $140,807    $125,812
                                                                                ========    ========
Cash paid for interest                                                           $33,854     $31,343
                                                                                 =======     =======
Cash paid for taxes                                                              $   189     $    30
                                                                                ========     =======

Supplemental disclosure of non-cash investing activities:

Direct financing leases financed through capital lease obligations                  $---      $4,397
                                                                                    ====      ======
Transfers from leasing equipment to direct financing leases                       $5,047     $14,106
                                                                                  ======     =======
Transfers from direct financing leases to leasing equipment                       $6,650      $3,158
                                                                                  ======      ======

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AT DECEMBER 31, 2003 AND THE THREE MONTHS ENDED MARCH 31, 2004
(dollars and shares in thousands)
(unaudited)
(Restated)

                                                                                                     Acum.
                                  Common Stock                                                       Other
                                  ------------      Additional  Unamortized                          Comp.             Total Share-
                             Outstanding     Par     Paid-in      Deferred    Treasury   Retained    Income Comp-Income holder's
                                Shares      Value    Capital    Compensation    Stock    Earnings    (Loss)    (Loss)    Equity
                                ------      -----    -------    ------------    -----    --------    ------    ------    ------

BALANCE, December 31, 2003, as
   previously reported             27,377      28    128,538      (1,184)     (2,229)    272,012    (14,328)      ---     382,837

Adjustment (See Note 1)               ---     ---        ---         ---         ---         803        ---       ---         803

BALANCE, December 31, 2003, as
   adjusted                        27,377      28    128,538      (1,184)     (2,229)    272,815    (14,328)              383,640

Net income                            ---     ---        ---         ---         ---      10,207        ---   $10,207      10,207

Other comprehensive loss              ---     ---        ---         ---         ---        ---      (2,953)   (2,953)     (2,953)
                                                                                                               -------

Comprehensive income                                                                                           $7,254
                                                                                                               ======

Restricted stock award                  2     ---        371        (371)        ---        ---         ---                   ---

Amortization of restricted stock
award                                 ---     ---        ---          21         ---        ---         ---                    21

Forfeitures restricted stock award    ---     ---     (1,017)        916         ---        ---         ---                  (101)

Cash dividends declared:

   Common stock, $.0625 per share     ---     ---        ---         ---         ---      (2,145)       ---                (2,145)
                                      ---     ---        ---         ---         ---      -------       ---                ------

BALANCE, March 31, 2004            27,379     $28   $127,892       $(618)    $(2,229)   $280,877    $(17,281)            $388,669
                                   ======     ===   ========       ======    ========   ========    =========            ========

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

Note 1 - Nature of Operations and Accounting Policies

A.	Basis of Presentation

          The Condensed Consolidated Financial Statements of Interpool, Inc. and Subsidiaries (the "Company") as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003 (the "Condensed Consolidated Financial Statements") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company has made certain reclassifications to prior balances to conform to the current year presentation. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s December 31, 2003 Annual Report on Form 10-K as amended by Form 10-K/A filed June 6, 2005 (the "2003 Form 10-K"). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

          During the preparation of the December 31, 2004 consolidated financial statements, a material weakness in our documentation of certain interest rate swap transactions was noted. As discussed in further detail in our Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K"), it was determined that the previously reported quarterly results for March 31, 2004, June 30, 2004 and September 30, 2004 required restatement. For further information regarding this restatement, see Note 2 to the Condensed Consolidated Financial Statements. All financial information for the three months ended March 31, 2004 included in this Quarterly Report on Form 10-Q gives effect to the restatement.

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

          The Company previously had operations in a third reportable segment that specializes in leasing microcomputers and related equipment. The computer-leasing segment consisted of two majority owned subsidiaries, Microtech Leasing Corporation ("Microtech") and Personal Computer Rental Corporation ("PCR"). During the third quarter of 2001, the Company adopted a plan to exit this segment that included i) acquiring the remaining ownership interest in Microtech and terminating its operations, and ii) selling the Company’s ownership interest in PCR. As of March 31, 2004, the Company has liquidated the assets of Microtech. PCR ceased active operations and began to liquidate in 2003. At March 31, 2004, all of the assets of PCR have been liquidated.

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

          Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period (which is net of treasury shares). Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options and the un-vested portion of restricted stock grants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price for the period. Stock options that do not have a dilutive effect (because the exercise price is above the market price) are not included in the diluted income per share and amounted to options to purchase 22,500 shares for the quarter ended March 31, 2003. For the quarter ended March 31, 2004, all stock options to acquire common shares are dilutive. Unvested restricted stock grants were dilutive for the quarter ended March 31, 2004 but did not have a dilutive effect to earnings per share ("EPS") for the quarter ended March 31, 2003. The convertible redeemable subordinated debentures issued by the Company in December 2002, January 2003 and February 2003 were dilutive for the quarters ended March 31, 2004 and 2003.

          A reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

                                                                        Three Months Ended March 31,

                                                                            2004           2003
                                                                         (Restated)     (Restated)

Numerator
      Net Income - Basic EPS                                               $10,207        $11,769
      Interest expense on convertible debentures, net of tax of 344
        and $301, respectively.                                                516            451
                                                                               ---            ---
      Net Income - Diluted EPS                                             $10,723        $12,220
                                                                           =======        =======

Denominator
      Weighted average common shares outstanding-Basic                      27,378         27,354
      Dilutive stock options                                                 1,376          1,355
      Dilutive convertible debentures                                        1,487          1,378
      Dilutive restricted stock grants                                           2            ---
                                                                            ------         ------
      Weighted average common shares outstanding-Diluted                    30,243         30,087
                                                                            ======         ======

Earnings per common share
      Basic                                                                  $0.37          $0.43
                                                                             =====          =====
      Diluted                                                                $0.35          $0.41
                                                                             =====          =====
E.	Comprehensive Income

           Comprehensive income consists of net income or loss for the current period and losses that have been previously excluded from the income statement and were only reported as a component of equity.

           The tax effect of other comprehensive income/(loss) is as follows:

                                                               Before Tax         Tax          Net of
Three Months Ended March 31, 2004 (Restated)                     Amount          Effect      Tax Amount
Unrealized holding gains/(losses) arising during the period:
Cumulative foreign currency translation adjustment                   $28            $(10)         $18
Swap agreements                                                   (4,748)          1,777       (2,971)
                                                                 --------         ------       -------
                                                                 $(4,720)         $1,767      $(2,953)
                                                                 ========         ======      ========

                                                               Before Tax         Tax          Net of
Three Months Ended March 31, 2003                                Amount          Effect      Tax Amount
Unrealized holding gains arising during the period:
Marketable securities (1)                                            $32           $(11)          $21
Other investment securities                                            3             (1)            2
Swap agreements                                                    1,160           (426)          734
                                                                  ------          ------         ----
                                                                  $1,195          $(438)         $757
                                                                  ======          ======         ====
(1)	Amounts are net of losses on sales of marketable securities of $26 (before income tax effect of $1) recognized in the income statement.

The components of accumulated other comprehensive loss, net of taxes, are as follows:

                                                           March 31, 2004          December 31, 2003
                                                             (Restated)
Cumulative foreign currency translation adjustment                 21                        3
Swap agreements                                               (17,302)                 (14,331)
                                                             --------                 --------
                                                             $(17,281)                $(14,328)
                                                             ========                 ========
F.	Stock-Based Compensation

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

                                                                                Three Months Ended
                                                                                     March 31,
                                                                              ------------------------
                                                                                2004            2003
                                                                              Restated        Restated
Net income, as reported                                                        $10,207         $11,769
Add:  Stock based employee compensation expense included in net income, net
of related tax effects                                                              14              46
Deduct: Total stock-based employee compensation expense determined under fair
value based method for all awards, net of related tax effects                      (22)            (73)
                                                                                   ---             ---
Pro forma net income                                                           $10,199         $11,742
                                                                               =======         =======
Earnings per share:
Basic-as reported                                                                $0.37           $0.43
                                                                                 =====           =====
Basic-pro forma                                                                  $0.37           $0.43
                                                                                 =====           =====
Diluted-as reported                                                              $0.35           $0.41
                                                                                 =====           =====
Diluted-pro forma                                                                $0.35           $0.41
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

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). This statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities in statements of financial position. This pronouncement requires the Company to display its outstanding Preferred Capital Securities issued in 1997 (previously described as "Company-Obligated Mandatorily Redeemable Preferred Securities in Subsidiary Grantor Trusts") within the debt section on the face of the Condensed Consolidated Balance Sheets and show the related expense with interest expense on a pre-tax basis. There was no modification of the terms of the Capital Securities and no impact on net income upon adoption. This pronouncement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the provisions of SFAS 150, relating to certain mandatorily redeemable non-controlling interest, were deferred indefinitely. The adoption of these delayed provisions is not expected to materially affect the Company’s consolidated financial statements.

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

I.	Reclassifications

           Subsequent to the initial filing of our Form 10-Q for the period ended March 31, 2004, certain reclassifications have been made to the 2004 and 2003 amounts. More specifically, the Company determined it was necessary to reclassify certain types of revenue which had been previously reported as a reduction to lease operating expenses. This revenue consists primarily of fees charged to lessees for handling, repositioning and repairs which had previously reduced the related costs for those services. This revenue will be reported separately as other revenue on the face of the Company’s Condensed Consolidated Statements of Income. These reclassifications have no impact on net income.

J.	Adjustments to Opening Retained Earnings

          During the fourth quarter of 2004, the Company sold certain assets (with a book value of approximately $1,865) of CTC Container Trading (U.K.) Limited ("CTC"), a wholly-owned subsidiary which leased specialized cargo carrying units and other equipment for use by companies operating in the North Sea. While quantifying the approximate impact related to this sale, the Company noted that there was an elimination entry of approximately $803, net of tax, in the Interpool Limited consolidation related to CTC. This entry reduced retained earnings with a comparable reduction to leasing equipment. The entry originated when Interpool Limited sold container equipment to CTC at a profit prior to 1994. The elimination entry was recorded to eliminate the inter-company profits generated from the sale of the equipment. The inter-company profit included in the elimination entry should have been amortized over the period the equipment was being depreciated by CTC using the higher book values. No such amortization ever took place. The depreciation would have ended prior to any period being reported on by the Company in the March 31, 2004 Form 10-Q. The effect of this error was to understate earnings during the period that the equipment was being depreciated. The Company determined the impact of this error should be reported as an adjustment to opening retained earnings.

Note 2 - Restatement of Previously Issued Financial Statements

A.	Restatement of 2004 Financial Statements

          During the preparation of the December 31, 2004 consolidated financial statements, a material weakness in the Company’s documentation of certain interest rate swap transactions was noted as discussed in further detail in the 2004 Form 10-K. It was determined that the previously reported quarterly results for March 31, 2004, June 30, 2004 and September 30, 2004 required restatement.

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

          Because the Company no longer qualifies for hedge accounting on these swap agreements, the amounts previously recorded in accumulated other comprehensive loss through March 31, 2003 (amounting to $3,037) have been amortized over the remaining life of the associated debt (using the effective interest method) and the change in the value of the derivatives from March 31, 2003 has been recorded as a fair value adjustment for derivative instruments in our Consolidated Financial Statements. These debt instruments were fully repaid by the Company in December 2004 at which time the remaining amount in accumulated other comprehensive loss was recorded as a fair value adjustment for derivative instruments in the Consolidated Statement of Income. In addition, the swap agreements have been treated as speculative hedges for the period from January 1, 2004 until December 31, 2004. As a result, the quarterly changes to the market value of these swap agreements has been recorded as a fair value adjustment for derivative instruments in the March 31, 2004 Condensed Consolidated Financial Statements.

          The Company has determined that the effect of this previously undetected error in documentation of the Company’s hedging relationships for the period from April 1, 2003 to December 31, 2003 is immaterial. The Company has restated its Consolidated Financial Statements to reflect these changes for the quarter ended March 31, 2004.

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

                                        Three Months Ended March 31, 2004 (unaudited)
                            --------------------------------------------------------------------------
                                                                 Net Income Per    Net Income Per Share
                            Income before taxes   Net Income      Share (Basic)         (Diluted)
                            --------------------------------------------------------------------------
Previously reported               $13,665            $11,124          $0.41              $0.38

Hedge accounting adjustment        (1,168)              (917)         (0.04)             (0.03)

                            --------------------------------------------------------------------------
As restated                       $12,497            $10,207          $0.37              $0.35
                            ==========================================================================
B.	Restatement of 2003 Financial Statements

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

                                        Three Months Ended March 31, 2003 (unaudited)
                                                                    Net Income
                                                        Net         Per Share      Net Income Per
                            Income before taxes       Income         (Basic)      Share (Diluted)

Previously Reported                 $12,711           $10,876          $0.40             $0.38

Rebill equipment repairs              1,126               676           0.02              0.02
Chassis impairment                     (972)             (583)         (0.02)            (0.02)
Lease accounting                        798               770           0.03              0.03
Other                                    51                30           ---                ---
                           ----------------------- -------------- --------------- -----------------
Net restatements                      1,003               893           0.03              0.03
                           ----------------------- -------------- --------------- -----------------

                           ----------------------- -------------- --------------- -----------------
As restated                         $13,714           $11,769          $0.43             $0.41
                           ======================= ============== =============== =================

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

          As a result of adopting SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the Company is required in 2004 to classify its outstanding Preferred Capital Securities issued in 1997 within the debt section on the face of the Condensed Consolidated Balance Sheet. Previously, these instruments were classified separately with the caption "Company-Obligated Mandatorily Redeemable Preferred Securities in Subsidiary Grantor Trusts." There was no modification of the terms of the Preferred Capital Securities and no impact on net income upon adoption. In connection with this change, the Company is negotiating amendments to its debt agreements that would allow these securities to be treated as they have been in the past for purposes of calculating compliance with loan covenants. At the date of this report, the Company has received all necessary amendments to be in full compliance with its loan covenants.

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

          Segment Information

                                                                     Domestic      Computer
                                                     Container      Intermodal      Leasing
   Three Months Ended March 31, 2004 (Restated):      Leasing       Equipment      Equipment     Totals

Equipment leasing revenue                             $43,902         $51,035        $---        $94,937
Other revenue                                           2,408           1,693         ---          4,101
Lease operating, administrative and other expenses     12,830          21,204         ---         34,034
Depreciation and amortization                          14,732           8,140         ---         22,872
 Impairment of leasing equipment                        1,079             895         ---          1,974
 Other income, net and minority interest                1,393          (1,234)        ---            159
Income for investments under equity method                ---            (185)        ---           (185)
Interest income                                          (463)           (228)         (3)          (694)
Interest expense                                        9,205          19,176         ---         28,381
Income before taxes                                     7,534           4,960           3         12,497
Net investment in DFL's                               312,581          91,045         ---        403,626
Leasing equipment, net                                741,850         887,046         ---      1,628,896
Equipment purchases                                    69,878          12,086         ---         81,964
Total segment assets                               $1,194,868      $1,134,992         $39     $2,329,899

                                                                     Domestic      Computer
                                                     Container      Intermodal      Leasing
   Three Months Ended March 31, 2003 (Restated):      Leasing       Equipment      Equipment     Totals

Equipment leasing revenue                             $41,084         $48,598        $186        $89,868
Other revenue                                           3,469           7,198         ---         10,667
Lease operating, administrative and other expenses     13,557          24,990          82         38,629
Depreciation and amortization                          14,543           7,833         ---         22,376
Impairment of leasing equipment                           556           1,668         ---          2,224
Other (income)/expense, net and minority interest      (1,097)            305         (27)          (819)
Loss for investments under equity method                  ---              52         ---             52
Interest income                                          (737)           (292)        ---         (1,029)
Interest expense                                        7,311          18,076           1         25,388
Income before taxes                                    10,420           3,164         130         13,714
Net investment in DFL's                               304,277         104,348          52        408,677
Leasing equipment, net                                681,495         877,421         ---      1,558,916
Equipment purchases                                    57,048          40,360         ---         97,408
Total segment assets                               $1,131,804      $1,138,595      $1,770     $2,272,169

          The Company’s shipping line customers utilize international containers in world trade over many varied and changing trade routes. In addition, most large shipping lines have many offices in various countries involved in container operations. The Company’s revenue from international containers is earned while the containers are used in service carrying cargo around the world, while certain other equipment is utilized in the United States. Accordingly, the international information presented below represents our international container leasing operation conducted through Interpool Limited, a Barbados corporation, while the United States information presented below represents our domestic intermodal equipment leasing segment, as well as those revenues and assets relative to our 50% owned consolidated subsidiary, Container Applications International, Inc. ("CAI") which is headquartered in the United States of America. Such presentation is consistent with industry practice.

Geographic Information

                                                     Three Months Ended March 31,
                                                       2004               2003
                                                    (Restated)         (Restated)
     EQUIPMENT LEASING REVENUE:
     United States                                    $60,235            $57,707
     International                                     34,702             32,161
                                                       ------             ------
                                                      $94,937            $89,868
                                                      =======            =======
     ASSETS:
     United States                                 $1,333,142         $1,312,459
     International                                    996,757            959,710
                                                      -------            -------
                                                   $2,329,899         $2,272,169
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

          The unrealized pre-tax loss on cash flow hedges for the three months ended March 31, 2004 of $4,748 and the related income tax benefit of $1,777 have been recorded by the Company as a component of accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets.

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

          For the three months ended March 31, 2004, the Company reported $982 of pre-tax expense in the Condensed Consolidated Statements of Income due to changes in the fair value of interest rate swap agreements which do not qualify as cash flow hedges under SFAS 133. This compares to $150 of pre-tax income for the three months ended March 31, 2003.

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

          During August 2004, the Company entered into a lease arrangement with a Japanese lessor involving $21,093 of the equipment previously financed with a financial institution during December 2003 and May 2004. The lease "advance rate" against this equipment was 107% ($22,510 total advance), increasing the cash proceeds received by the Company by $5,807 from the level of the previous financings. The lease expires in December 2008, and the Company has a fixed purchase option at that time for $14,631 that it expects to exercise. The aggregate fixed interest rate is 7.44%.

          Additionally, on September 14, 2004, the Company entered into a Securities Purchase Agreement pursuant to which it sold $150,000 total principal amount of a new series of 6% notes due 2014 (the "Notes") in a private transaction with four investors. In connection with the sale of the Notes, the Company also issued to the investors two series of Warrants exercisable for a total of 8,333,333 shares of the Company’s common stock at an exercise price of $18.00 per share (the "Warrants"). The first series of Warrants is exercisable at any time for a total of 5,475,768 shares. The second series will become exercisable at any time for a total of 2,857,565 shares, following stockholder approval of such exercise at the next meeting of the Company’s stockholders. The Company also entered into agreements with the investors to file registration statements with the Securities and Exchange Commission, for the benefit of the investors, with respect to the Notes and the Warrants. The Warrants provide that the exercise price will be paid solely in cash, except that after the Company has filed a registration statement with the Securities and Exchange Commission relating to the Warrants and underlying common stock, in the event such registration statement has not become effective or is otherwise not available to the Warrant holders, if the exercise of the Warrants for cash would not be permitted under the federal securities laws, the exercise price may be paid by tendering a principal amount of 6% Notes equal to the exercise price of the Warrants then being exercised. The sale of the Notes and Warrants pursuant to the Securities Purchase Agreement was made in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the "Act"), pursuant to Section 4(2) of the Act. The value assigned to the Warrants will result in an offset recorded as a discount on the Notes which will be amortized as interest expense using the effective interest method over the ten-year life of the Notes. The Warrant value will be reviewed during each accounting period, and adjusted if required.

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

Rating Agency Downgrades

          On January 27, 2004, Moody’s downgraded the Company’s debt securities citing continued uncertainty associated with the delayed release of the Company’s financial information for 2003. The Company was advised that Moody’s also reduced the "shadow rating" of the Company’s chassis securitization. The Company was advised by the provider of the insurance "wrap" portion of the chassis securitization that, as a result of the downgrade of the shadow rating, it is liable to indemnify such provider for certain of the provider’s increased capital charge costs. The Company disputed whether any such indemnification obligation exists under the terms of its agreement with the "wrap" provider. During October 2004, the Company reached an agreement with such provider, pursuant to which the Company will pay approximately $195 per month in additional premium, declining as the loan is paid down. Such additional premium will be further adjusted downward after eighteen months if the shadow rating improves, potentially going away entirely. In addition, as part of this agreement, the Company will receive permanent waivers from the wrap provider for issues that were previously waived on a periodic basis. The other participants in the chassis securitization have waived any early amortization event or default associated with the downgrade of the "shadow rating" through April 1, 2005. Such downgrades may also have a negative effect on the Company’s ability to access the capital markets in the future, as well as on the Company’s interest cost. During July 2004, Fitch Ratings affirmed the Company’s ratings, removed the Company from rating watch negative status, and changed their rating outlook for the Company to positive. Fitch Ratings reaffirmed their positive outlook in a press release that followed the Company's $150,000 issuance of notes during September 2004. (See Ongoing Debt Waivers section below for further discussion.)

Delisting by the New York Stock Exchange

          On December 29, 2003, the New York Stock Exchange (the "Exchange") suspended trading in the Company’s common stock and other listed securities and the staff of the Exchange informed the Company that they had recommended that delisting procedures be commenced. The Exchange stated that this action was taken because of the overall uncertainty surrounding the Company’s previously announced restatement of its 2001 and 2000 results and the continued delay in the completion of its current financial statement filing requirements. The Company’s 2002 Form 10-K, which reflected the restated results, was subsequently filed on January 9, 2004. The Company appealed the decision and recommendation of the staff of the Exchange, and a hearing before a Committee of the Board of Directors of the Exchange was held March 10, 2004. Following this hearing, the Committee determined to affirm the staff’s recommendation and to delist the Company’s common stock and other listed securities. The delisting became effective during early April 2004. The Company intends to examine all of its options with regard to re-listing its securities, and anticipates re-applying for a listing on the Exchange once it is current with its SEC filings. Since the suspension of trading on the Exchange took effect on December 29, 2003, the Company’s common stock has been traded on the over-the-counter market under the symbol IPLI.

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

Restatement of Prior Condensed Consolidated Financial Statements

           During the preparation of the December 31, 2004 consolidated financial statements, a material weakness in our documentation of certain interest rate swap transactions was noted. As discussed in further detail in our 2004 Form 10-K, it was determined that the previously reported quarterly results for March 31, 2004, June 30, 2004 and September 30, 2004 required restatement. For further information regarding this restatement, see Note 2 to the Condensed Consolidated Financial Statements. All financial information for the three months ended March 31, 2004 included in this Quarterly Report on Form 10-Q gives effect to the restatement.

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

Reclassifications

           Subsequent to the initial filing of our Form 10-Q for the period ended March 31, 2004, certain reclassifications have been made to the 2004 and 2003 amounts. More specifically, we determined it was necessary to reclassify certain types of revenue which had been previously reported as a reduction to lease operating expenses. This revenue consists primarily of fees charged to lessees for handling, repositioning and repairs which had previously reduced the related costs for those services. This revenue will be reported separately as other revenue on the face of our Condensed Consolidated Statements of Income. These reclassifications have no impact on net income.

Adjustments to Opening Retained Earnings

           During the fourth quarter of 2004, we sold certain assets (with a book value of approximately $1,865) of CTC Container Trading (U.K.) Limited ("CTC"), a wholly-owned subsidiary which leased specialized cargo carrying units and other equipment for use by companies operating in the North Sea. While quantifying the approximate impact related to this sale, we noted that there was an elimination entry of approximately $803, net of tax, in the Interpool Limited consolidation related to CTC. This entry reduced retained earnings with a comparable reduction to leasing equipment. The entry originated when Interpool Limited sold container equipment to CTC at a profit prior to 1994. The elimination entry was recorded to eliminate the inter-company profits generated from the sale of the equipment. The inter-company profit included in the elimination entry should have been amortized over the period the equipment was being depreciated by CTC using the higher book values. No such amortization ever took place. The depreciation would have ended prior to any period being reported on in the March 31, 2004 Form 10-Q. The effect of this error was to understate earnings during the period that the equipment was being depreciated. We determined the impact of this error should be reported as an adjustment to opening retained earnings.

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

           We anticipate that industry demand for chassis and containers will continue to be strong well into 2005. This projection is supported by the fact that all major shipyards are reporting full order books through the end of 2006. Even after an allowance of 1% for scrapping, the world container ship fleet is expected to increase by 10.8% in 2004, 11.3% in 2005 and 11.6% in 2006 as reported in the May 2004 edition of Containerisation International. In April 2004 alone, 48 new container ships were ordered with a capacity of 218,000 twenty-foot equivalent units ("TEU"). As of May 1, 2004, the total order book exceeded 800 ships with a total capacity of 3.2 million TEU, or approximately 47% of the current world fleet.

           We believe a number of factors have contributed to the strong demand for equipment in the industry. From 2001 to 2002, according to the Container International Yearbook 2004, global containerized traffic increased by over 9%, from 243.8 million TEU in 2001 to 266.3 million TEU in 2002, fueling demand for transportation equipment generally. In addition, as mentioned above, several major shipping lines have announced plans to bring new, very large 8,000-9,000 TEU ships to the West Coast of the United States in the fall of 2004. When ships of this size are unloaded, they require the use of a large number of chassis to move the containers to local railroad terminals or their final destinations. These chassis, once loaded, may not be able to return to the port before the next ship rotation arrives, thus requiring additional concentrations of chassis at major ports. These larger vessels will also require additional containers and chassis to support them. Demand for chassis has also been affected by the inability of large, fully loaded ships to pass through the Panama Canal. These ships typically discharge their cargo on the West Coast of the United States, with the cargo being moved by "land bridges", by truck and rail inland and across the country, using chassis at various stages during this process. At the same time, the demand for chassis, along with increased congestion at many of the rail and marine facilities around the country, have fueled an increase in the sharing of chassis (chassis pooling) among shipping lines. Our PoolStat™ chassis management service has experienced an increased interest in chassis sharing among shipping lines, as well as use of our own Trac Lease chassis pools at railroads and marine terminals. As of June 30, 2004, our chassis pools operating at railroad terminals were at record utilization levels.

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

           Other than interest expense, our primary expenses are lease operating and administrative expenses, which include operating costs such as maintenance and repair expense, as well as other ownership costs such as storage and positioning expense. Our lessees are generally responsible for lease operating expenses during the term of their lease. Our administrative expenses are primarily employee related costs such as salary expense, costs of employee benefits and travel and entertainment costs, as well as expenses incurred for outside services such as legal, consulting and audit related fees. During the first quarter of 2004, lease operating and administrative expenses as a percentage of total revenues were 32.8%, down from 36.8% during the same quarter in 2003. The reduction in lease operating and administrative expenses is primarily due to a reduction in ownership costs, partially offset by additional personnel and systems enhancements we are adding to improve our internal controls, as well as additional procedures being implemented to comply with Sarbanes-Oxley requirements, which have added incremental administrative expenses. In addition to lease operating and administrative expenses, we also incur depreciation expense on our operating lease equipment.

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

           Our net income per share on a fully diluted basis for the three months ended March 31, 2004 and 2003 was $0.35 and $0.41, respectively. Annualized return on average stockholders’ equity was 10.6% at March 31, 2004 and 11.4% at December 31, 2003.

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

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

           Equipment Leasing Revenue. Our equipment leasing revenues increased to $94.9 million for the three months ended March 31, 2004, from $89.9 million in the three months ended March 31, 2003, an increase of $5.0 million or 6%. The increase was primarily attributable to incremental container and chassis operating lease revenues of $5.3 million, partially offset by a decrease in finance lease revenues of $0.1 million and reduced operating lease revenues of $0.1 million contributed by Microtech (which has been liquidated) as compared to the prior year period. The incremental container and chassis operating lease revenues, as compared to the prior year period, are primarily due to the increase in the size of our container and chassis operating lease fleets which grew by 19% and 1% respectively, and an increase in the utilization rates for our containers and chassis. In addition, the daily rental rates for chassis were higher as compared to the prior year period, while the daily rental rates for the overall container fleet were lower. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire. Under this method, utilization rates of our container and domestic intermodal chassis operating lease fleets at March 31, 2004 were 98% and 96%, respectively, as compared to 99% and 94%, respectively, at March 31, 2003. The utilization rates of our container fleet, considering CAI’s actual utilization rates for our containers managed by CAI, were 94% and 93% at March 31, 2004 and 2003, respectively.

           Other Revenue. Our other revenues decreased to $4.1 million for the three months ended March 31, 2004, from $10.7 million in the three months ended March 31, 2003, a decrease of $6.6 million or 62%. The decrease was primarily attributable to a decrease in positioning revenue of $4.3 million (which was primarily attributable to a decrease in billable services for positioning of equipment provided to the United States military) and a decrease in billable repairs to our lessees at the termination of a lease of $2.3 million.

           Lease Operating and Administrative Expenses. Our lease operating and administrative expenses decreased to $32.4 million for the three months ended March 31, 2004, from $37.0 million in the three months ended March 31, 2003, a decrease of $4.6 million or 12%.

The decrease was primarily due to:

•	A decrease in maintenance and repair costs of $4.5 million primarily due to a reduction in chassis repairs.

•	A decrease of $1.5 million in positioning and handling expenses, primarily due to a reduction in services incurred for the United States military.

•	A decrease in storage costs of $1.4 million primarily due to increased utilization experienced within the domestic intermodal chassis product line, as well as within CAI’s fleet, as compared to the prior year period.

•	An increase in legal and consulting fees of $2.2 million primarily as a result of the restatement of our 2001 and 2000 annual financial results and the financial results of the first three quarters of 2002, as well as legal fees incurred as a result of the Audit Committee and SEC investigations.

•	An increase in salary expense of $0.8 million as a result of an increase in headcount and other employee related costs.

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

           Fair Value Adjustment for Derivative Instruments. Our non-cash fair value adjustment for derivative instruments expense amounted to $1.0 million for the three months ended March 31, 2004 as compared to income of $0.2 million for the three months ended March 31, 2003. The expense for the three months ended March 31, 2004, and the income for the three months ended March 31, 2003, is primarily due to the change in fair value of interest rate swap agreements held which do not qualify as cash flow hedges.

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

           Minority InterestExpense, Net. The change in minority interest expense, net of $0.5 million for the three months ended March 31, 2004 as compared to the prior year period was primarily due to:

•	An increase in minority interest expense of $0.8 million relative to our 50% ownership interest in CAI as compared to the prior year period; partially offset by

•	A decrease in dividends and distributions expensed by Chassis Holdings LLC of $0.4 million as compared to the prior year period.

           Provision for Income Taxes. We recorded an income tax provision of $2.3 million for the three months ended March 31, 2004 as compared to $1.9 million for the three months ended March 31, 2003. This increase was caused by a larger proportion of pre-tax income generated from United States sources as compared to lower-taxed international source income.

           Interpool Limited’s pre-tax income (international source income) is taxed at a low rate (approximately 3%) due to the income tax convention between the United States and Barbados. The domestic intermodal division, including corporate activities, is taxed at the higher United States tax rates. During the three months ended March 31, 2004, 32% of our pre-tax income was generated from United States sources as compared to 16% in the prior year period, thus contributing to the increase in the provision for income taxes.

           Net Income. As a result of the factors described above, our net income decreased to $10.2 million in the three months ended March 31, 2004 from $11.8 million in the three months ended March 31, 2003.

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

           On January 27, 2004, Moody’s downgraded our debt securities citing continued uncertainty associated with the delayed release of our financial information for 2003. We were advised that Moody’s also reduced the "shadow rating" of our chassis securitization. We were advised by the provider of the insurance "wrap" portion of the chassis securitization that, as a result of the downgrade of the shadow rating, it is liable to indemnify such provider for certain of the provider’s increased capital charge costs. We disputed whether any such indemnification obligation exists under the terms of its agreement with the "wrap" provider. During October 2004, we reached an agreement with such provider, pursuant to which we will pay approximately $0.2 million per month in additional premium, declining as the loan is paid down. Such additional premium will be further adjusted downward after eighteen months if the shadow rating improves, potentially going away entirely. In addition, as part of this agreement we will receive permanent waivers from the wrap provider for issues that were previously waived on a periodic basis. The other participants in the chassis securitization have waived any early amortization event or default associated with the downgrade of the "shadow rating" through April 1, 2005.

           As a result of adopting SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, we are required in 2004 to classify the outstanding Preferred Capital Securities issued in 1997 within the debt section on the face of the Condensed Consolidated Balance Sheet. Previously, these instruments were classified separately with the caption "Company-Obligated Mandatorily Redeemable Preferred Securities in Subsidiary Grantor Trusts." There was no modification of the terms of the Preferred Capital Securities and no impact on net income upon adoption. In connection with this change, we are negotiating amendments to our debt agreements that would allow these securities to be treated as they have been in the past for purposes of calculating compliance with loan covenants. At the date of this report, we have received all necessary amendments to be in full compliance with our loan covenants.

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

          As reported more fully in our 2003 Form 10-K, we learned of certain deficiencies in our internal controls that existed in 2003 and years prior to 2003. We have concluded that the following internal control deficiencies which have been identified constituted "material weaknesses" or "significant deficiencies" as defined by the Public Company Accounting Oversight Board (United States):

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

          We carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004 pursuant to SEC Rules 13a-15 and 15d-15 under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, due to the internal control deficiencies as described herein, as of the evaluation date, our disclosure controls and procedures were not effective to give reasonable assurance that information we must disclose in reports filed with the SEC is properly recorded, processed, and summarized, and then reported within the time periods specified in the rules and forms of the SEC. In light of the ineffectiveness of our disclosure controls and procedures as mentioned above, we have performed additional analysis and other procedures to ensure that our consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2004, as amended, have been prepared in accordance with U.S. generally accepted accounting principles.

          Other than the internal control issues and corresponding corrective actions and additional analysis and other procedures discussed above, our Chief Executive Officer and Chief Financial Officer have each confirmed that, since the date of the evaluation to the date of the filing of this Form 10-Q, as amended, there have been no significant changes in the disclosure controls and procedures or in other factors that could significantly affect such controls or procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

INTERPOOL, INC.

Dated: June 23, 2005	By /s/ Martin Tuchman Martin Tuchman Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Director (Principal Executive Officer)

Dated: June 23, 2005	By /s/ James F. Walsh James F. Walsh Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Filed with Interpool, Inc.
Quarterly Report on Form 10-Q/A for the Quarter Ended March 31, 2004

31.1 — Certification of Martin Tuchman.

31.2 — Certification of James F. Walsh.

32.1 — Certification of Martin Tuchman.

32.2 — Certification of James F. Walsh.