Form 10-Q/A
period 2004-06-30
INTERPOOL INC
filed 2005-06-24
CIK 898777

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

Explanatory Note

Interpool, Inc. (the "Company") is filing this Amendment No. 1 to its Form 10-Q (the "Amendment No. 1") for the period ended June 30, 2004 originally filed with the Securities and Exchange Commission (the "SEC") on November 12, 2004 (the "Original June 30, 2004 Form 10-Q"), to revise Item 4, "Controls and Procedures," in order to more clearly state the conclusion of our management that, due to the deficiencies in internal controls that we identified in the Original June 30, 2004 Form 10-Q, our disclosure controls and procedures were not effective for the period ended June 30, 2004. These revisions to Item 4 are located in the third from the last and second from the last paragraphs of Item 4. As required by SEC Rule 12b-15, we set forth below in this Amendment No. 1 the entire text of Item 4, as amended.

In addition, subsequent to the filing of the Original June 30, 2004 Form 10-Q, we determined that it would be necessary to make certain changes to the financial statements included in our Original June 30, 2004 Form 10-Q. These changes, which have been reflected in our financial statements included in our Form 10-K for the year ended December 31, 2004, are: (i) an immaterial adjustment to opening retained earnings for each period in our historical financial statements included in the Original June 30, 2004 Form 10-Q, (ii) reclassification of certain types of revenue (consisting primarily of fees charged to lessees for handling, repositioning and repairs), which had previously been reported separately as a reduction to lease operating expenses and will now be reported as other revenue on the face of the income statement, and (iii) restatement of previously reported quarterly results for 2004 due to a material weakness in the Company’s documentation of certain interest rate swap transactions. These changes are more fully discussed in Notes 1 and 2 to the Condensed Consolidated Financial Statements included as part of this Amendment No. 1.

Because of these changes to our financial statements, we are amending the Original June 30, 2004 Form 10-Q to:

•	Revise Item 1, "Financial Statements." The revisions appear in:

–	the Company’s Condensed Consolidated Balance Sheets in the line items "Leasing equipment, net of accumulated depreciation and amortization," "Total assets," "Income taxes," "Total liabilities," "Retained earnings," "Accumulated other comprehensive loss," "Total stockholders’ equity" and "Total liabilities and stockholders’ equity;"

–	the Company’s Condensed Consolidated Statements of Income in the line items "Equipment leasing revenue, including income recognized on direct financing leases," "Other revenue," "Total revenues," "Lease operating and administrative expenses," "Fair value adjustment for derivative instruments," "Total costs and expenses," "Income before minority interest expense, net and provision for income taxes," "Income before provision for income taxes," "Provision for income taxes," "Net income," "Net income per share, basic," and "Net income per share, diluted;"

–	the Company’s Condensed Consolidated Statements of Cash Flows in the line items "Net income," "Fair value adjustment for derivative instruments" and "Other, net;"

–	the Company’s Condensed Consolidated Statements of Changes in Stockholders’ Equity in the line items "Balance, December 31, 2003, as previously reported," "Adjustment," "Balance, December 31, 2003, as adjusted," "Net income," "Other comprehensive income," "Comprehensive income" and "Balance, June 30, 2004;"

–	the Company's Notes to Condensed Consolidated Financial Statements:

•	Note 1 – adding new paragraph two in the subsection 1A entitled "Basis of Presentation," revising the table in the subsection 1D entitled "Net Income Per Share," revising the tables in the subsection 1E entitled "Comprehensive Income," revising the table in the subsection 1F entitled "Stock-Based Compensation," and adding new subsections 1I and 1J entitled "Reclassifications" and "Adjustments to Opening Retained Earnings;"

•	Note 2 - adding new subsection "Restatement of 2004 Financial Statements;"

•	Note 4 - revising the tables entitled "Segment Information" and the table entitled "Geographic Information;"

•	Note 5 – revising the amount of unrealized pre-tax loss on cash flow hedges and the amount of related income tax benefit within the fifth from last paragraph and revising the second from last paragraph.

•	Revise Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations." We have amended Item 2 as follows:

–	added a first paragraph to the section entitled "Restatement of Prior Condensed Consolidated Financial Statements;"

–	added sections entitled "Reclassifications" and "Adjustments to Opening Retained Earnings;"

–	revised lease operating expense and administrative expense percentages within the seventh from last paragraph of the section entitled "General;"

–	revised net income per share for the period ended June 30, 2004 and the return on average stockholders’ equity for the periods ended June 30, 2004 and December 31, 2003 within the fourth from the last paragraph of the section entitled "General;"

–	revised the discussions regarding "Equipment Leasing Revenue," "Other Revenue," "Lease Operating and Administrative Expenses," "Fair Value Adjustment for Derivative Instruments," "Provision for Income Taxes" and "Net Income" for both the three and six months ended June 30, 2004 as compared to prior periods.

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

INTERPOOL, INC. AND SUBSIDIARIES

INDEX

Page
No.

Part I - Financial Information--Interpool, Inc. and Subsidiaries

Item 1: Financial Statements	1

Condensed Consolidated Balance Sheets--June 30, 2004 (Restated) and December 31, 2003	3

Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2004 (Restated) and and 2003 (Restated)	4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 (Restated) and 2003 (Restated)	5

Condensed Consolidated Statements of Changes in Stockholders' Equity for the Year Ended December 31, 2003 and the Six Months Ended June 30, 2004 (Restated)	6

Notes to Condensed Consolidated Financial Statements	7

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	30

Item 4: Controls and Procedures	49

Part II - Other Information

Signatures	54

Exhibits	55

Certifications	56

PART I - FINANCIAL INFORMATION
INTERPOOL, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

The Condensed Consolidated Financial Statements as of June 30, 2004 (unaudited) and December 31, 2003 and for the three and six months ended June 30, 2004 (unaudited) and 2003 (unaudited) (the "Condensed Consolidated Financial Statements") of Interpool, Inc. and Subsidiaries (the "Company" or the "Registrant") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s December 31, 2003 Annual Report on Form 10-K as amended by Form 10-K/A filed June 6, 2005 (the "2003 Form 10-K"). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Restatement of Prior Condensed Consolidated Financial Statements

During the preparation of the December 31, 2004 consolidated financial statements, a material weakness in our documentation of certain interest rate swap transactions was noted. As discussed in further detail in our Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K"), it was determined that the previously reported quarterly results for March 31, 2004, June 30, 2004 and September 30, 2004 required restatement. For further information regarding this restatement, see Note 2 to the Condensed Consolidated Financial Statements. All financial information for the three and six months ended June 30, 2004 included in this Quarterly Report on Form 10-Q gives effect to the restatement.

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

Reclassifications

Subsequent to the initial filing of our Form 10-Q for the period ended June 30, 2004, certain reclassifications have been made to the 2004 and 2003 amounts. More specifically, the Company determined it was necessary to reclassify certain types of revenue which had been previously reported as a reduction to lease operating expenses. This revenue consists primarily of fees charged to lessees for handling, repositioning and repairs which had previously reduced the related costs for those services. This revenue will be reported separately as other revenue on the face of the Company’s Condensed Consolidated Statements of Income. These reclassifications have no impact on net income.

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

Adjustments to Opening Retained Earnings

During the fourth quarter of 2004, the Company sold certain assets (with a book value of approximately $1,865) of CTC Container Trading (U.K.) Limited ("CTC"), a wholly-owned subsidiary which leased specialized cargo carrying units and other equipment for use by companies operating in the North Sea. While quantifying the approximate impact related to this sale, the Company noted that there was an elimination entry of approximately $803, net of tax, in the Interpool Limited consolidation related to CTC. This entry reduced retained earnings with a comparable reduction to leasing equipment. This entry originated when Interpool Limited sold container equipment to CTC at a profit prior to 1994. The elimination entry was recorded to eliminate the inter-company profits generated from the sale of the equipment. The inter-company profit included in the elimination entry should have been amortized over the period the equipment was being depreciated by CTC using the higher book values. No such amortization ever took place. The depreciation would have ended prior to any period being reported on by the Company in the June 30, 2004 Form 10-Q. The effect of this error was to understate earnings during the period that the equipment was being depreciated. The Company determined the impact of this error should be reported as an adjustment to opening retained earnings.

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

                                                  INTERPOOL, INC. AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (dollars in thousands, except share and per share amounts)
                                                            (Unaudited)

                                                                                                June 30,       December 31,
                                                                                                -------        -----------
                                                                                                  2004             2003
                                                                                                -------        -----------
                                                                                               (Restated)
                                                                                                -------

ASSETS

CASH AND CASH EQUIVALENTS                                                                        $158,207         $141,019
MARKETABLE SECURITIES, available for sale at fair value                                                24               24
ACCOUNTS RECEIVABLE, less allowance of $15,212 and $16,358, respectively                           65,667           69,055
NET INVESTMENT IN DIRECT FINANCING LEASES                                                         382,860          426,815
OTHER RECEIVABLES, net                                                                             12,962           25,485
LEASING  EQUIPMENT,  net of accumulated  depreciation  and  amortization of $526,332
     and $522,431, respectively                                                                 1,614,451        1,636,716
OTHER ASSETS                                                                                       68,165           73,922
                                                                                               ----------       ----------
TOTAL ASSETS                                                                                   $2,302,336       $2,373,036
                                                                                               ==========       ==========
LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                            $125,542         $198,062
INCOME  TAXES                                                                                      48,377           37,759
DEFERRED INCOME                                                                                     2,417            2,704
DEBT AND CAPITAL LEASE OBLIGATIONS
     Due within one year                                                                          225,636          219,192
     Due after one year                                                                         1,444,664        1,496,495
                                                                                               ----------       ----------
       TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS                                                 1,670,300        1,715,687

TOTAL LIABILITIES                                                                              $1,846,636       $1,954,212
                                                                                               ----------       ----------

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES                                                        36,101           35,184
                                                                                               ----------       ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

     Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued                     --               --
     Common stock, par value $.001 per share; 100,000,000 shares authorized,
       27,604,746 issued at June 30, 2004 and 27,602,452 issued at December 31, 2003                   28               28
     Additional paid-in capital                                                                   127,892          128,538
     Unamortized deferred compensation-stock grants                                                  (597)          (1,184)
     Treasury stock, at cost, 225,900 shares at June 30, 2004 and December 31, 2003                (2,229)          (2,229)
     Retained earnings                                                                            300,370          272,815
     Accumulated other comprehensive loss                                                          (5,865)         (14,328)
                                                                                               ----------       ----------
TOTAL STOCKHOLDERS' EQUITY                                                                        419,599          383,640
                                                                                               ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $2,302,336       $2,373,036
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

                                               INTERPOOL, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (dollars in thousands, except share and per share amounts)
                                                         (unaudited)

                                                                        Three Months Ended             Six Months Ended
                                                                             June 30,                      June 30,

                                                                        2004           2003           2004           2003
                                                                       ------         ------         ------         ------
                                                                     (Restated)     (Restated)     (Restated)     (Restated)
                                                                      --------       --------       --------       --------
REVENUES
Equipment leasing revenue, including income recognized on
  direct financing leases of $10,504, $11,657, $21,363
  and $22,633, respectively                                              $95,712        $91,549      $190,649        $181,417
Other revenue                                                              4,003          7,215         8,104          17,882
                                                                         -------        -------       -------        --------
TOTAL REVENUES                                                            99,715         98,764       198,753         199,299
                                                                         -------        -------       -------        --------

COSTS AND EXPENSES:

  Lease operating and administrative expenses                             34,624         34,061        67,064          71,061
  Provision for doubtful accounts                                            492            359         1,104           2,138
  Fair value adjustment for derivative instruments                        (2,871)          (231)       (1,889)           (381)
  Depreciation and amortization of leasing equipment                      22,679         22,104        45,551          44,480
  Impairment of leasing equipment                                          1,439          3,139         3,413           5,363
  (Income)/losses  for investments  accounted for under the equity
  method                                                                    (199)           558          (384)            610
  Gain on settled insurance litigation                                    (6,267)           ---        (6,267)            ---
  Other income, net                                                       (3,961)          (888)       (4,661)         (2,103)
  Interest expense                                                        26,290         26,050        54,671          51,438
  Interest income                                                           (495)        (1,221)       (1,189)         (2,250)
                                                                         -------        -------       -------        --------

  TOTAL COSTS AND EXPENSES                                                71,731         83,931       157,413         170,356
                                                                         -------        -------       -------        --------

Income before minority  interest  expense and provision for income
  taxes                                                                   27,984         14,833        41,340          28,943
MINORITY INTEREST EXPENSE, NET                                            (1,944)          (526)       (2,803)           (922)
                                                                         -------        -------       -------        --------

Income before provision for income taxes                                  26,040         14,307        38,537          28,021
PROVISION FOR INCOME TAXES                                                 4,835          1,971         7,125           3,916
                                                                         -------        -------       -------        --------

NET INCOME                                                               $21,205        $12,336       $31,412         $24,105
                                                                         =======        =======       =======         =======

NET INCOME PER SHARE:
     Basic                                                                 $0.77          $0.45         $1.15           $0.88
                                                                         =======        =======       =======         =======
     Diluted                                                               $0.71          $0.42         $1.07           $0.83
                                                                         =======        =======       =======         =======
WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
     Basic                                                                27,379         27,354        27,378          27,354
                                                                         =======        =======       =======         =======
     Diluted                                                              30,575         30,449        30,421          30,273
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

                                             INTERPOOL, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (dollars in thousands)
                                                        (unaudited)
                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                                    2004           2003
                                                                                                    ----           ----
                                                                                                  (Restated)    (Restated)
                                                                                                   --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                                          $31,412       $24,105
Adjustments to reconcile net income to net cash provided by operating activities --
   Depreciation and amortization                                                                     46,905        44,607
   Impairment of leasing equipment                                                                    3,413         5,363
   Restricted stock grant expense                                                                        42           122
   Gain on settled insurance litigation                                                              (6,267)          ---
   Gain on sale of leasing equipment                                                                 (4,305)       (1,090)
   Loss on sale of marketable securities                                                                ---            26
   Provision for doubtful accounts                                                                    1,104         2,138
   Fair value adjustment for derivative instruments                                                  (1,889)         (381)
   (Income)/loss on investment accounted for under the equity method                                   (384)          610
   Other, net                                                                                        22,146       (10,254)
                                                                                                   --------      --------
         Net cash provided by operating activities                                                   92,177        65,246
                                                                                                   --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of leasing equipment                                                                    (56,031)      (84,124)
Proceeds from dispositions of leasing equipment                                                      15,299         8,903
Purchase of leasing equipment for resale                                                            (34,240)      (14,223)
Proceeds from disposal of leasing equipment for resale                                               38,004        15,540
Investment in direct financing leases                                                               (34,293)      (71,521)
Cash collections on direct financing leases                                                          44,563        36,506
Purchase of marketable securities                                                                       ---           (10)
Proceeds from minority interest in subsidiary                                                           ---           500
Sales and matured marketable securities and other investing activities                                  ---         1,468
                                                                                                   --------      --------
         Net cash used for investing activities                                                     (26,698)     (106,961)
                                                                                                   --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of debt                                                                       95,218       128,104
Payment of long-term debt and capital lease obligations                                            (118,748)      (80,967)
Borrowings of revolving credit lines                                                                  4,500        64,000
Repayment of revolving credit lines                                                                 (26,357)      (17,100)
Dividends paid                                                                                       (2,904)       (2,993)
                                                                                                   --------      --------

        Net cash (used for) provided by financing activities                                        (48,291)       91,044
                                                                                                   --------      --------
Net increase in cash and cash equivalents                                                            17,188        49,329
CASH AND CASH EQUIVALENTS, beginning of period                                                      141,019       170,613
                                                                                                   --------      --------
CASH AND CASH EQUIVALENTS, end of period                                                           $158,207      $219,942
                                                                                                   --------      --------
Cash paid for interest                                                                              $54,389       $51,421
                                                                                                  ---------    ----------
Cash paid for taxes                                                                               $     435    $      816
                                                                                                  ---------    ----------

Supplemental disclosure of non-cash investing activities:
Direct financing leases financed through capital lease obligations                                     $---        $4,397
Transfers from leasing equipment to direct financing leases                                          $5,504       $14,306
                                                                                                   ========      ========
Transfers from direct financing leases to leasing equipment                                          $6,970        $3,158
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

                                                      INTERPOOL, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        AT DECEMBER 31, 2003 AND THE SIX MONTHS ENDED JUNE 30, 2004
                                                     (dollars and shares in thousands)
                                                                (unaudited)
                                                                 (Restated)

                                  Common Stock
                                  ------------                                                     Accum.
                                                   Additional  Unamortized                         Comp.                 Total Share
                                Oustanding  Par    Paid-in     Deferred      Treasury   Retained   Income      Comp.     holder's
                                  Shares    Value  Capital     Compensation   Stock     Earnings   (Loss)      Income    Equity
                                 --------   ------ -------     -----------   -------    --------  -------      ------    ------

BALANCE, December 31, 2003, as
   previously reported           27,377      28   128,538      (1,184)       (2,229)    272,012   (14,328)        ---     382,837

Adjustment (See Note 1)             ---     ---       ---         ---           ---         803      ---          ---         803

BALANCE, December 31, 2003, as
   adjusted                      27,377      28   128,538      (1,184)       (2,229)    272,815   (14,328)                 383,640

Net income                          ---     ---       ---         ---           ---      31,412      ---       31,412       31,412

Other comprehensive income          ---     ---       ---         ---           ---        ---     8,463        8,463        8,463

Comprehensive income                                                                                           39,875
                                                                                                               ------
Restricted stock award                2     ---       371        (371)          ---        ---       ---          ---          ---

Amortization of restricted
stock award                         ---     ---       ---          42           ---        ---       ---                        42

Forfeitures restricted stock
award                               ---     ---    (1,017)        916           ---        ---       ---                      (101)

Cash dividends declared:

  Common stock, $0.125 per
  share                             ---     ---       ---         ---           ---      (3,857)     ---                    (3,857)
                                 --------   ------ -------     -----------   -------    --------  -------                   -------

BALANCE, June 30, 2004           27,379     $28   $127,892      $(597)      $(2,229)    $300,370   $(5,865)               $ 419,599
                                 ========  ======= =======    ============  ========    ========  ========               ==========

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

Note 1 - Nature of Operations and Accounting Policies

A. Basis of Presentation

        The Condensed Consolidated Financial Statements of Interpool, Inc. and Subsidiaries (the "Company") as of June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003 (the "Condensed Consolidated Financial Statements") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company has made certain reclassifications to prior balances to conform to the current year presentation. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s December 31, 2003 Annual Report on Form 10-K as amended by Form 10-K/A filed June 6, 2005 (the "2003 Form 10-K"). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

        During the preparation of the December 31, 2004 consolidated financial statements, a material weakness in our documentation of certain interest rate swap transactions was noted. As discussed in further detail in our Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K"), it was determined that the previously reported quarterly results for March 31, 2004, June 30, 2004 and September 30, 2004 required restatement. For further information regarding this restatement, see Note 2 to the Condensed Consolidated Financial Statements. All financial information for the three and six months ended June 30, 2004 included in this Quarterly Report on Form 10-Q gives effect to the restatement.

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

D. Net Income Per Share

        Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period (which is net of treasury shares). Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options and the un-vested portion of restricted stock grants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price for the period. Stock options that do not have a dilutive effect (because the exercise price is above the market price) are not included in the diluted income per share. For the three and six months ended June 30, 2004 and 2003, all stock options to acquire common shares are dilutive. Unvested restricted stock grants were dilutive for the three and six months ended June 30, 2004 but did not have a dilutive effect to earnings per share ("EPS") for the same periods in 2003. The convertible redeemable subordinated debentures issued by the Company in December 2002, January 2003 and February 2003 were dilutive for the three and six months ended June 30, 2004 and 2003.

        A reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

                                                          Three Months Ended             Six Months Ended
                                                               June 30,                      June 30,

                                                          2004           2003           2004           2003
                                                         ------         ------         ------         ------
                                                       (Restated)     (Restated)     (Restated)     (Restated)
                                                        --------       --------       --------       --------

Numerator
      Net Income - Basic EPS                              $21,205       $12,336        $31,412       $24,105
      Interest expense on convertible debentures,
      net of tax of $344, 344, 688 and 644,
      respectively                                            516           516          1,032           967
                                                         --------      --------       --------       -------
      Net Income - Diluted EPS                            $21,721       $12,852        $32,444       $25,072
                                                         ========      ========       ========       =======

Denominator
      Weighted average common shares
      outstanding-Basic                                    27,379        27,354         27,378        27,354
      Dilutive stock options                                1,704         1,608          1,552         1,487
      Dilutive convertible debentures                       1,487         1,487          1,487         1,432
      Dilutive restricted stock grants                          5           ---              4           ---
                                                         --------      --------       --------       -------
      Weighted average common shares
      outstanding-Diluted                                  30,575        30,449         30,421        30,273
                                                         ========      ========       ========       =======

Earnings per common share
      Basic                                                 $0.77         $0.45          $1.15         $0.88
                                                         ========      ========       ========       =======
      Diluted                                               $0.71         $0.42          $1.07         $0.83
                                                         ========      ========       ========       =======

E. Comprehensive Income

        Comprehensive income consists of net income or loss for the current period and gains or losses that have been previously excluded from the income statement and were only reported as a component of equity.

        The tax effect of other comprehensive income/(loss) is as follows:

                                                                               Before Tax         Tax          Net of
Six Months Ended June 30, 2004 (Restated)                                        Amount          Effect      Tax Amount
                                                                               ---------        --------     ----------
Unrealized holding gains/(losses) arising during the period:
Cumulative foreign currency translation adjustment                                    $5             $(2)          $3
Swap agreements                                                                   14,437          (5,977)       8,460
                                                                               ---------        --------     ----------
                                                                                 $14,442         $(5,979)      $8,463
                                                                               =========        =========    ==========

                                                                               Before Tax         Tax          Net of
Six Months Ended June 30, 2003                                                   Amount          Effect      Tax Amount
                                                                               ---------        --------     ----------
Unrealized holding gains arising during the period:
Marketable securities (1)                                                           $37           $(13)            $24
Other investment securities                                                           8             (3)              5
Swap agreements                                                                  (4,653)         1,463          (3,190)
                                                                               ---------        --------     ----------
                                                                                $(4,608)        $1,447         $(3,161)
                                                                               =========        =========    ==========
(1)  Amounts are net of losses on sales of marketable securities of $26
     (before income tax effect of $1) recognized in the income statement.

        The components of accumulated other comprehensive loss, net of taxes, are as follows:

                                                                      June 30, 2004              December 31, 2003
                                                                      -------------              -----------------
                                                                       (Restated)
                                                                       ----------

Cumulative foreign currency translation adjustment                      $     6                     $      3

Swap agreements                                                          (5,871)                     (14,331)
                                                                        --------                     --------
                                                                        $(5,865)                    $(14,328)
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

                                                       Three Months Ended             Six Months Ended
                                                            June 30,                      June 30,

                                                       2004           2003           2004           2003
                                                      ------         ------         ------         ------
                                                    (Restated)     (Restated)     (Restated)     (Restated)
                                                     --------       --------       --------       --------

Net income, as reported                              $21,205         $12,336       $31,412         $24,105
Add:  Stock based employee compensation expense
included in net income, net of related tax
effects                                                   13              46            27              92
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects               (21)            (72)          (43)           (146)
                                                     ---------       --------      ---------       --------
Pro forma net income                                 $21,197         $12,310       $31,396         $24,051
                                                     =========       ========      =========       ========
Earnings per share:
Basic-as reported                                      $0.77           $0.45         $1.15           $0.88
                                                     =========       ========      =========       ========
Basic-pro forma                                        $0.77           $0.45         $1.15           $0.88
                                                     =========       ========      =========       ========
Diluted-as reported                                    $0.71           $0.42         $1.07           $0.83
                                                     =========       ========      =========       ========
Diluted-pro forma                                      $0.71           $0.42         $1.07           $0.83
                                                     =========       ========      =========       ========

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

I. Reclassifications

        Subsequent to the initial filing of our Form 10-Q for the period ended June 30, 2004, certain reclassifications have been made to the 2004 and 2003 amounts. More specifically, the Company determined it was necessary to reclassify certain types of revenue which had been previously reported as a reduction to lease operating expenses. This revenue consists primarily of fees charged to lessees for handling, repositioning and repairs which had previously reduced the related costs for those services. This revenue will be reported separately as other revenue on the face of the Company’s Condensed Consolidated Statements of Income. These reclassifications have no impact on net income.

J. Adjustments to Opening Retained Earnings

        During the fourth quarter of 2004, the Company sold certain assets (with a book value of approximately $1,865) of CTC Container Trading (U.K.) Limited ("CTC"), a wholly-owned subsidiary which leased specialized cargo carrying units and other equipment for use by companies operating in the North Sea. While quantifying the approximate impact related to this sale, the Company noted that there was an elimination entry of approximately $803, net of tax, in the Interpool Limited consolidation related to CTC. This entry reduced retained earnings with a comparable reduction to leasing equipment. The entry originated when Interpool Limited sold container equipment to CTC at a profit prior to 1994. The elimination entry was recorded to eliminate the inter-company profits generated from the sale of the equipment. The inter-company profit included in the elimination entry should have been amortized over the period the equipment was being depreciated by CTC using the higher book values. No such amortization ever took place. The depreciation would have ended prior to any period being reported on by the Company in the June 30, 2004 Form 10-Q. The effect of this error was to understate earnings during the period that the equipment was being depreciated. The Company determined the impact of this error should be reported as an adjustment to opening retained earnings.

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

        Because the Company no longer qualifies for hedge accounting on these swap agreements, the amounts previously recorded in accumulated other comprehensive loss through March 31, 2003 (amounting to $3,037) have been amortized over the remaining life of the associated debt (using the effective interest method) and the change in the value of the derivatives from March 31, 2003 has been recorded as a fair value adjustment for derivative instruments in our Consolidated Financial Statements. These debt instruments were fully repaid by the Company in December 2004 at which time the remaining amount in accumulated other comprehensive loss was recorded as a fair value adjustment for derivative instruments in the Consolidated Statement of Income. In addition, the swap agreements have been treated as speculative hedges for the period from January 1, 2004 until December 31, 2004. As a result, the quarterly changes to the market value of these swap agreements has been recorded as a fair value adjustment for derivative instruments in the June 30, 2004 Condensed Consolidated Financial Statements.

        The Company has determined that the effect of this previously undetected error in documentation of the Company’s hedging relationships for the period from April 1, 2003 to December 31, 2003 is immaterial. The Company has restated its Consolidated Financial Statements to reflect these changes for the three and six months ended June 30, 2004.

        The change in the provision for income taxes due to the adjustment described above decreased the provision for income taxes by $441 and $190 for the three and six months ended June 30, 2004.

        The following tables set forth the effect of the restatement adjustment on income before taxes, net income and the basic and diluted earnings per share for the three and six months ended June 30, 2004.

                                                        Three Months Ended June 30, 2004 (unaudited)
                                        ------------------------------------------------------------------------------

                                                                                 Net Income Per      Net Income Per
                                         Income before taxes      Net Income      Share (Basic)      Share (Diluted)
                                        --------------------- ----------------- ------------------ -------------------

Previously reported                           $24,018              $19,624            $0.72              $0.66

Hedge accounting adjustment                     2,022                1,581             0.05               0.05

                                        --------------------- ----------------- ------------------ -------------------
As restated                                   $26,040              $21,205            $0.77              $0.71
                                        ===================== ================= ================== ===================

                                                          Six Months Ended June 30, 2004 (unaudited)
                                        ------------------------------------------------------------------------------

                                                                                 Net Income Per      Net Income Per
                                         Income before taxes      Net Income      Share (Basic)      Share (Diluted)
                                        --------------------- ----------------- ------------------ -------------------

Previously reported                           $37,683              $30,748            $1.12              $1.04

Hedge accounting adjustment                       854                  664             0.03               0.03

                                        --------------------- ----------------- ------------------ -------------------
As restated                                   $38,537              $31,412            $1.15              $1.07
                                        ===================== ================= ================== ===================

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

                                                        Three Months Ended June 30, 2004 (unaudited)
                                        ------------------------------------------------------------------------------

                                                                                 Net Income Per      Net Income Per
                                         Income before taxes      Net Income      Share (Basic)      Share (Diluted)
                                        --------------------- ----------------- ------------------ -------------------
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
                                        ======================= ============== =============== =================

                                                          Six Months Ended June 30, 2004 (unaudited)
                                        ------------------------------------------------------------------------------

                                                                                 Net Income Per      Net Income Per
                                         Income before taxes      Net Income      Share (Basic)      Share (Diluted)
                                        --------------------- ----------------- ------------------ -------------------

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

Note 3 - Debt and Capital Lease Obligations

        The following table summarizes the Company’s debt and capital lease obligations as of June 30, 2004 and December 31, 2003:

                                                                            June 30, 2004        December 31, 2003
                                                                            -------------        ------------------
Capital lease obligations payable in varying amounts through 2018            $279,082              $325,258
Chassis Securitization Facility, interest at 5.47% and 5.59% at June
  30, 2004 and December 31, 2003, respectively
      Warehouse facility                                                       25,490                25,490
      Debt obligation                                                          69,718                86,413
      Capital lease obligation                                                401,654               404,674
Revolving credit facility, interest rate at 3.38% and 3.09% at June
  30, 2004 and December 31, 2003, respectively                                174,638               193,495
Revolving credit facility CAI, interest rate at 3.36% and 3.37% at
  June 30, 2004 and December 31, 2003, respectively                            84,000                87,000
Container securitization facility, interest at 6.36% and 6.5% at June
  30, 2004 and December 31, 2003, respectively                                 49,441                76,564
7.35% Notes due 2007 (unsecured)                                              147,000               147,000
7.20% Notes due 2007 (unsecured)                                               62,825                62,825
9.25% Convertible redeemable subordinated debentures, mandatory
  redemption 2022 (unsecured)                                                  37,182                37,182
9.875% Preferred capital securities due 2027 (unsecured)                       75,000                75,000
Notes and loans payable with various rates ranging from 3.11% to 9.77%
  and maturities from 2004 to 2010                                            264,270               194,786
                                                                            -------------        -----------
Total Debt and Capital Lease Obligations                                    1,670,300             1,715,687
                                                                            -------------        -----------
   Less Current Maturities                                                    225,636               219,192
Total Non-Current Debt and Capital Lease Obligations                       $1,444,664            $1,496,495
                                                                           ==============        ===========

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

        Segment Information

                                                                           Domestic       Computer
                                                           Container      Intermodal      Leasing
      Six Months Ended June 30, 2004 (Restated):            Leasing       Equipment      Equipment        Totals
      -----------------------------------------            ---------      ----------    -----------       ---------
Equipment leasing revenue                                     $88,780        $101,869           $---       $190,649
Other revenue                                                   4,656           3,448            ---          8,104
Lease operating, administrative and other expenses             23,685          42,594            ---         66,279
Depreciation and amortization                                  29,206          16,345            ---         45,551
 Impairment of leasing equipment                                1,266           2,147            ---          3,413
 Gain on settled insurance litigation                          (3,781)         (2,486)           ---         (6,267)
 Other (income)/expense, net and minority interest             (2,547)            689            ---         (1,858)
Income for investments under equity method                        ---            (384)           ---           (384)
Interest income                                                  (714)           (472)            (3)        (1,189)
Interest expense                                               17,773          36,898            ---         54,671
Income before taxes                                            28,548           9,986              3         38,537
Net investment in DFL's                                       294,840          88,020            ---        382,860
Leasing equipment, net                                        729,446         885,005            ---      1,614,451
Equipment purchases                                            71,464          18,860            ---         90,324
Total segment assets                                       $1,187,781      $1,114,520            $35     $2,302,336

-------------------------------------------------------------------------------------------------------------------
                                                                           Domestic       Computer
                                                           Container      Intermodal      Leasing
      Six Months Ended June 30, 2003 (Restated):            Leasing       Equipment      Equipment        Totals
      -----------------------------------------            ---------      ----------    -----------       ---------

Equipment leasing revenue                                     $83,883         $97,222           $312       $181,417
Other revenue                                                   6,085          11,797            ---         17,882
Lease operating, administrative and other expenses             26,004          46,985           (171)        72,818
Depreciation and amortization                                  28,722          15,758            ---         44,480
Impairment of leasing equipment                                   996           4,367            ---          5,363
Other (income)/expense, net and minority interest              (1,670)            527            (38)        (1,181)
Loss for investments under equity method                          ---             610            ---            610
Interest income                                                (1,535)           (715)           ---         (2,250)
Interest expense                                               15,265          36,172              1         51,438
Income before taxes                                            22,186           5,315            520         28,021
Net investment in DFL's                                       317,252          95,962            123        413,337
Leasing equipment, net                                        713,324         893,120            ---      1,606,444
Equipment purchases                                           111,235          44,410            ---        155,645
Total segment assets                                       $1,245,489      $1,170,711         $1,913     $2,418,113

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

Geographic Information

                                                                Six Months Ended June 30,
                                                                -------------------------
                                                                 2004               2003
                                                                 ----              -----
                                                              (Restated)         (Restated)
                                                              ----------         ---------
     EQUIPMENT LEASING REVENUE:
     United States                                            $121,936           $115,495
     International                                              68,713             65,922
                                                              ----------         ---------
                                                              $190,649           $181,417
                                                              ==========         =========
     ASSETS:
     United States                                            $1,318,852         $1,349,452
     International                                               983,484          1,068,661
                                                              ----------         ---------
                                                              $2,302,336         $2,418,113
                                                              ==========         =========

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

        The unrealized pre-tax income on cash flow hedges for the six months ended June 30, 2004 of $14,437 and the related income tax provision of $5,977 have been recorded by the Company as a component of accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets.

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

        For the three months ended June 30, 2004, the Company reported $2,871 of pre-tax income in the Condensed Consolidated Statements of Income due to changes in the fair value of interest rate swap agreements which do not qualify as cash flow hedges under SFAS 133. This compares to $231 of pre-tax income for the three months ended June 30, 2003.

        For the six months ended June 30, 2004, the Company reported $1,889 of pre-tax income in the Condensed Consolidated Statements of Income due to changes in the fair value of interest rate swap agreements which do not qualify as cash flow hedges under SFAS 133. This compares to $381 of pre-tax income for the six months ended June 30, 2003.

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

Note 7 - Subsequent Events

July 2004 Protocol to the United States and Barbados Tax Treaty

        Interpool Limited currently claims treaty benefits under the United States and Barbados income tax treaty (the "Treaty"). The Treaty contains a limitation on benefits provision which denies treaty benefits under certain circumstances. However, Interpool Limited currently does not fall within the Treaty’s limitation on benefits provision.

        On July 14, 2004, the United States and Barbados signed a protocol to the Treaty (the "Protocol") that contains a more restrictive limitation on benefits provision than the current Treaty does. If it becomes effective, the Protocol would result in Interpool Limited losing its ability to rely on the Treaty to eliminate current U.S. income tax on its container rental and container sales income until such time as it is able to satisfy the new eligibility requirements as discussed below. On October 10, 2004, the United States Senate ratified the Protocol. To bring the Protocol into effect requires now that the government of Barbados prepare an instrument of ratification, publish it in the Barbados Official Gazette, exchange the instrument with the United States, and have it signed by the President of the United States ("Enactment"). With Enactment, the Protocol will generally be effective for taxable years commencing on or after the first of January in the year following the Enactment. The Company expects Enactment will occur before December 31, 2004 and, thus, the Protocol will likely become effective January 1, 2005.

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

        As described elsewhere in this report, the Company’s common stock is currently not listed on a "recognized stock exchange" within the meaning of the Protocol. Management anticipates that Interpool, Inc. will examine all of its options with regard to listing on a "recognized stock exchange" and, while there is no assurance that such listing will occur, management will attempt to arrange such a listing not later than the second quarter of 2005. Even in the event, however, that Interpool, Inc. is listed on a "recognized stock exchange" at any time after the Protocol comes into effect, it is not clear whether Interpool, Inc. would satisfy the "primarily" and "regularly" traded requirement as defined within the Protocol, although based upon the Company’s historic trading levels, management is hopeful that such requirement would be satisfied.

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

        If the Company’s common stock is subsequently listed on a "recognized stock exchange" and it otherwise qualifies for benefits under the Treaty, the net deferred tax liability would be reduced at that time to reflect the lower tax rate of approximately 3%. This deferred tax benefit would result in additional net income at that time in an amount comparable to the previous reduction in net income adjusted for any change in the net deferred tax balance during the interim period. However, it is uncertain when, or if the Company will meet the requirements of the Treaty. Following Enactment, the Company will accrue taxes at the higher rate until such time as it may again become eligible for Treaty benefits. The effect of such accrual on the future net income of the Company will be largely dependent upon the duration of the period between Enactment and any future listing of its common stock.

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

Rating Agency Downgrades

        On January 27, 2004, Moody’s downgraded the Company’s debt securities citing continued uncertainty associated with the delayed release of the Company’s financial information for 2003. The Company was advised that Moody’s also reduced the "shadow rating" of the Company’s chassis securitization. The Company was advised by the provider of the insurance "wrap" portion of the chassis securitization that, as a result of the downgrade of the shadow rating, it is liable to indemnify such provider for certain of the provider’s increased capital charge costs. The Company disputed whether any such indemnification obligation exists under the terms of its agreement with the "wrap" provider. During October 2004, the Company reached an agreement with such provider, pursuant to which the Company will pay approximately $220 per month in additional premium, declining as the loan is paid down. Such additional premium will be further adjusted downward after eighteen months if the shadow rating improves, potentially going away entirely. In addition, as part of this agreement, the Company has received permanent waivers from the wrap provider for issues that were previously waived on a periodic basis. The other participants in the chassis securitization have also permanently waived any early amortization event or default associated with the downgrade of the "shadow rating". Such downgrades may also have a negative effect on the Company’s ability to access the capital markets in the future, as well as on the Company’s interest cost. During July 2004, Fitch Ratings affirmed the Company’s ratings, removed the Company from rating watch negative status, and changed their rating outlook for the Company to positive. Fitch Ratings reaffirmed their positive outlook in a press release that followed the Company's $150,000 issuance of notes during September 2004. (See Ongoing Debt Waivers section below for further discussion.)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Restatement of Prior Condensed Consolidated Financial Statements

        During the preparation of the December 31, 2004 consolidated financial statements, a material weakness in our documentation of certain interest rate swap transactions was noted. As discussed in further detail in our 2004 Form 10-K, it was determined that the previously reported quarterly results for March 31, 2004, June 30, 2004 and September 30, 2004 required restatement. For further information regarding this restatement, see Note 2 to the Condensed Consolidated Financial Statements. All financial information for the three and six months ended June 30, 2004 included in this Quarterly Report on Form 10-Q gives effect to the restatement.

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

Reclassifications

        Subsequent to the initial filing of our Form 10-Q for the period ended June 30, 2004, certain reclassifications have been made to the 2004 and 2003 amounts. More specifically, the Company determined it was necessary to reclassify certain types of revenue which had been previously reported as a reduction to lease operating expenses. This revenue consists primarily of fees charged to lessees for handling, repositioning and repairs which had previously reduced the related costs for those services. This revenue will be reported separately as other revenue on the face of the Company’s Condensed Consolidated Statements of Income. These reclassifications have no impact on net income.

Adjustments to Opening Retained Earnings

        During the fourth quarter of 2004, the Company sold certain assets (with a book value of approximately $1,865) of CTC Container Trading (U.K.) Limited ("CTC"), a wholly-owned subsidiary which leased specialized cargo carrying units and other equipment for use by companies operating in the North Sea. While quantifying the approximate impact related to this sale, the Company noted that there was an elimination entry of approximately $803, net of tax, in the Interpool Limited consolidation related to CTC. This entry reduced retained earnings with a comparable reduction to leasing equipment. The entry originated when Interpool Limited sold container equipment to CTC at a profit prior to 1994. The elimination entry was recorded to eliminate the inter-company profits generated from the sale of the equipment. The inter-company profit included in the elimination entry should have been amortized over the period the equipment was being depreciated by CTC using the higher book values. No such amortization ever took place. The depreciation would have ended prior to any period being reported on by the Company in the June 30, 2004 Form 10-Q. The effect of this error was to understate earnings during the period that the equipment was being depreciated. The Company determined the impact of this error should be reported as an adjustment to opening retained earnings.

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

        During the first six months of 2004, as compared with the first six months of 2003, our revenues increased due to strong demand for equipment, resulting in a favorable increase in utilization rates for our chassis and continued high utilization rates for our containers. During the first six months of 2004, our chassis fleet held at essentially the same level as the earlier period. However, our fleet of containers decreased from 847,000 twenty-foot equivalent units ("TEU") to 837,000 TEU primarily due to the number of direct financing leases maturing being greater than the investment in new direct financing lease containers. We have continued to experience high utilization of equipment, both in our chassis and container business segments, during the first nine months of 2004. Utilization of our container fleet was 99% at both June 30, 2004 and September 30, 2004, and chassis utilization was 97% at both June 30, 2004 and September 30, 2004.

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

        Other than interest expense, our primary expenses are lease operating and administrative expenses, which include operating costs such as maintenance and repair expense, as well as other ownership costs such as storage and positioning expense. Our lessees are generally responsible for lease operating expenses during the term of their lease. Our administrative expenses are primarily employee related costs such as salary expense, costs of employee benefits and travel and entertainment costs, as well as expenses incurred for outside services such as legal, consulting and audit related fees. During the first half of 2004, lease operating and administrative expenses as a percentage of total revenues were 33.7%, down from 35.7% during the same quarter in 2003. The reduction in lease operating and administrative expenses is primarily due to a reduction in ownership costs, partially offset by additional personnel and systems enhancements we are adding to improve our internal controls, as well as additional procedures being implemented to comply with Sarbanes-Oxley requirements, which have added incremental administrative expenses. In addition to lease operating and administrative expenses, we also incur depreciation expense on our operating lease equipment.

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

        Our net income per share on a fully diluted basis for the six months ended June 30, 2004 and 2003 was $1.07 and $0.83, respectively. Annualized return on average stockholders’ equity was 15.6% for the six months ended June 30, 2004 compared to 11.4% for the year ended December 31, 2003. Excluding the gain on settled insurance litigation ($5,178 net of tax) the annualized return on average stockholder’s equity was 13.1% for the six months ended June 30, 2004.

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

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

        Equipment Leasing Revenue. Our equipment leasing revenues increased to $95.7 million for the three months ended June 30, 2004, from $91.5 million in the three months ended June 30, 2003, an increase of $4.2 million or 5%. The increase was primarily attributable to incremental container and chassis operating lease revenues of $5.1 million, partially offset by a decrease in finance lease revenues of $1.2 million. The incremental container and chassis operating lease revenues, as compared to the prior year period, are primarily due to the increase in the size of our container operating lease fleet which grew by 11% and an increase in the utilization rates for our chassis. In addition, the daily rental rates for chassis were higher as compared to the prior year period. The daily rental rates for the overall container fleet were lower, partially offsetting the incremental revenue resulting from the increased size of our container operating lease fleet. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire. Under this method, utilization rates of our container and domestic intermodal chassis operating lease fleets at June 30, 2004 were 98% and 97%, respectively, as compared to 99% and 94%, respectively, at June 30, 2003. The utilization rates of our container fleet, considering CAI’s actual utilization rates for our containers managed by CAI, was 94% at June 30, 2004 and 2003, respectively.

        Other Revenue. Our other revenues decreased to $4.0 million for the three months ended June 30, 2004, from $7.2 million in the three months ended June 30, 2003, a decrease of $3.2 million or 44%. The decrease was primarily attributable to a decrease in billable repairs to our lessees at the termination of a lease of $2.4 million and a decrease in positioning revenue of $0.8 million (which was primarily attributable to a decrease in billable services for positioning of equipment provided to the United States military).

        Lease Operating and Administrative Expenses. Our lease operating and administrative expenses increased to $34.6 million for the three months ended June 30, 2004, from $34.1 million in the three months ended June 30, 2003, an increase of $0.5 million or 2%.

The increase was primarily due to:

•	An increase in salary expense of $2.0 million as a result of an increase in headcount and other employee related costs.

•	An increase in legal and consulting fees of $1.6 million primarily due to increased services provided by a financial advisor as required by an amendment to the revolving credit facility, as well as increased legal fees incurred as a result of the Audit Committee and SEC investigations.

•	A decrease of $1.1 million in positioning and handling expenses, primarily due to a reduction in services incurred for the United States military.

•	A decrease in storage costs of $0.8 million primarily due to increased utilization experienced within the domestic intermodal chassis product line, as well as within CAI’s fleet, as compared to the prior year period.

•	A decrease in audit expenses of $0.8 million primarily as a result of the restatement of our 2001 and 2000 annual financial results and audit of our 2002 annual financial results which was not completed until the first quarter of 2004.

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

                                       Three Months
                                           Ended        Three Months Ended  Three Months Ended      Year Ended
                                         March 31,           June 30,         September 30,        December 31,
(Dollars in millions):                     2004                2004                2004                2003
----------------------                 ------------     ------------------  ------------------     -------------
Audit fees for the reaudits
   and restatements                       $0.5                $---           $---                     $3.6
Cost of investigations                     0.1                 ---            ---                      5.9
Legal and consulting fees                  1.6                 0.5            0.3                      3.2
Separation agreements                      ---                 ---            ---                      5.9
Bank waiver fees                           2.1                 0.3            0.1                      1.6
                                           ---                 ---            ---                      ---
Amounts before tax                        $4.3                $0.8           $0.4                    $20.2
                                          ====                ====           ====                    =====
Amounts net of tax                        $3.0                $0.5           $0.3                    $12.9
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

        Fair Value Adjustment for Derivative Instruments. Our non-cash fair value adjustment for derivative instruments income amounted to $2.9 million for the three months ended June 30, 2004 as compared to income of $0.2 million for the three months ended June 30, 2003. The income for the three months ended June 30, 2004, as well as the prior year period, is primarily due to the change in fair value of interest rate swap agreements held which do not qualify as cash flow hedges.

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

        Provision for Income Taxes. We recorded an income tax provision of $4.8 million for the three months ended June 30, 2004 as compared to $2.0 million for the three months ended June 30, 2003. This increase was caused by an increase in pre-tax income of $11.7 million, a larger proportion of pre-tax income generated from United States sources as compared to lower-taxed international source income and a write-off of a tax asset relative to a foreign subsidiary.

Interpool Limited’s pre-tax income (international source income) is taxed at a low rate (approximately 3%) due to the income tax convention between the United States and Barbados. The domestic intermodal division, including corporate activities, is taxed at the higher United States tax rates. During the three months ended June 30, 2004, 43% of our pre-tax income was generated from United States sources as compared to 12% in the prior year period, thus contributing to the increase in the provision for income taxes.

        Net Income. As a result of the factors described above, our net income increased to $21.2 million in the three months ended June 30, 2004 from $12.3 million in the three months ended June 30, 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

        Equipment Leasing Revenue. Our equipment leasing revenues increased to $190.6 million for the six months ended June 30, 2004, from $181.4 million in the six months ended June 30, 2003, an increase of $9.2 million or 5%. The increase was primarily attributable to incremental container and chassis operating lease revenues of $10.4 million, partially offset by a decrease in finance lease revenues of $1.3 million. The incremental container and chassis operating lease revenues, as compared to the prior year period, are primarily due to the increase in the size of our container operating lease fleets which grew by 12% and an increase in the utilization rates for our chassis. In addition, the daily rental rates for chassis were higher as compared to the prior year period. The daily rental rates for the overall container fleet were lower, partially offsetting the incremental revenue resulting from the increased size of our container operating lease fleet. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire. Under this method, utilization rates of our container and domestic intermodal chassis operating lease fleets at June 30, 2004 were 98% and 97%, respectively, as compared to 99% and 94%, respectively, at June 30, 2003. The utilization rates of our container fleet, considering CAI’s actual utilization rates for our containers managed by CAI, was 94% at June 30, 2004 and 2003, respectively.

        Other Revenue. Our other revenues decreased to $8.1 million for the six months ended June 30, 2004, from $17.9 million in the six months ended June 30, 2003, a decrease of $9.8 million or 55%. The decrease was primarily attributable to a decrease in positioning revenue of $5.1 million (which was primarily attributable to a decrease in billable services for positioning of equipment provided to the United States military) and a decrease in billable repairs to our lessees at the termination of a lease of $4.7 million.

        Lease Operating and Administrative Expenses. Our lease operating and administrative expenses decreased to $67.1 million for the six months ended June 30, 2004, from $71.1 million in the six months ended June 30, 2003, a decrease of $4.0 million or 6%.

The decrease was primarily due to:

•	A decrease in maintenance and repair costs of $4.7 million primarily due to a reduction in chassis repairs.

•	A decrease of $2.6 million in positioning and handling expenses, primarily due to a reduction in services incurred for the United States military.

•	A decrease in storage costs of $2.3 million primarily due to increased utilization experienced within the domestic intermodal chassis product line, as well as within CAI’s fleet, as compared to the prior year period.

•	A decrease in commissions expense of $0.7 million primarily due to the write-off of deferred sales commissions in the prior year period, as well as an overall reduction in agency commissions as compared to the prior year period.

•	An increase in legal and consulting fees of $3.9 million primarily due to increased services provided by a financial advisor as required by an amendment to the revolving credit facility, as well as increased legal fees incurred as a result of the Audit Committee and SEC investigations.

•	An increase in salary expense of $2.8 million as a result of an increase in headcount and other employee related costs.

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

                                       Three Months
                                           Ended        Three Months Ended  Three Months Ended      Year Ended
                                         March 31,           June 30,         September 30,        December 31,
(Dollars in millions):                     2004                2004                2004                2003
----------------------                 ------------     ------------------  ------------------     -------------
Audit fees for the reaudits
   and restatements                       $0.5                $---           $---                     $3.6
Cost of investigations                     0.1                 ---            ---                      5.9
Legal and consulting fees                  1.6                 0.5            0.3                      3.2
Separation agreements                      ---                 ---            ---                      5.9
Bank waiver fees                           2.1                 0.3            0.1                      1.6
                                           ---                 ---            ---                      ---
Amounts before tax                        $4.3                $0.8           $0.4                    $20.2
                                          ====                ====           ====                    =====
Amounts net of tax                        $3.0                $0.5           $0.3                    $12.9
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

        Fair Value Adjustment for Derivative Instruments. Our non-cash fair value adjustment for derivative instruments income amounted to $1.9 million for the six months ended June 30, 2004 as compared to income of $0.4 million for the six months ended June 30, 2003. The income for the six months ended June 30, 2004, as well as the prior year period, is primarily due to the change in fair value of interest rate swap agreements held which do not qualify as cash flow hedges.

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

        Provision for Income Taxes. We recorded an income tax provision of $7.1 million for the six months ended June 30, 2004 as compared to $3.9 million for the six months ended June 30, 2003. This increase was caused by an increase in pre-tax income of $10.5 million, a larger proportion of pre-tax income generated from United States sources as compared to lower-taxed international source income and a write-off of a tax asset relative to a foreign subsidiary.

        Interpool Limited’s pre-tax income (international source income) is taxed at a low rate (approximately 3%) due to the income tax convention between the United States and Barbados. The domestic intermodal division, including corporate activities, is taxed at the higher United States tax rates. During the six months ended June 30, 2004, 39% of our pre-tax income was generated from United States sources as compared to 14% in the prior year period, thus contributing to the increase in the provision for income taxes.

        Net Income. As a result of the factors described above, our net income increased to $31.4 million in the six months ended June 30, 2004 from $24.1 million in the six months ended June 30, 2003.

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

Debt and Capital Lease Obligations:

        The following table summarizes our debt and capital lease obligations as of June 30, 2004 and December 31, 2003:

                                                                                    (Dollars in Millions)
                                                                            June 30, 2004        December 31, 2003
                                                                            -------------        -----------------
Capital lease obligations payable in varying amounts through 2018                $279.1                $325.2
Chassis Securitization Facility, interest at 5.47% and 5.59% at June
  30, 2004 and December 31, 2003, respectively
      Warehouse facility                                                           25.5                  25.5
      Debt obligation                                                              69.7                  86.4
      Capital lease obligation                                                    401.7                 404.7
Revolving credit facility, interest rate at 3.38% and 3.09% at June
  30, 2004 and December 31, 2003, respectively                                    174.6                 193.5
Revolving credit facility CAI, interest rate at 3.36% and 3.37% at
  June 30, 2004 and December 31, 2003, respectively                                84.0                  87.0
Container securitization facility, interest at 6.36% and 6.5% at June
  30, 2004 and December 31, 2003, respectively                                     49.4                  76.6
7.35% Notes due 2007 (unsecured)                                                  147.0                 147.0
7.20% Notes due 2007 (unsecured)                                                   62.8                  62.8
9.25% Convertible redeemable subordinated debentures, mandatory
  redemption 2022 (unsecured)                                                      37.2                  37.2
9.875% Preferred capital securities due 2027 (unsecured)                           75.0                  75.0
Notes and loans payable with various rates ranging from 3.11% to 9.77%
  and maturities from 2004 to 2010                                                264.3                 194.8
                                                                               --------               -------
Total Debt and Capital Lease Obligations                                        1,670.3               1,715.7
                                                                               --------               -------
   Less Current Maturities                                                        225.6                 219.2
Total Non-Current Debt and Capital Lease Obligations                           $1,444.7              $1,496.5
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

        On January 27, 2004, Moody’s downgraded our debt securities citing continued uncertainty associated with the delayed release of our financial information for 2003. We were advised that Moody’s also reduced the "shadow rating" of our chassis securitization. We were advised by the provider of the insurance "wrap" portion of the chassis securitization that, as a result of the downgrade of the shadow rating, we are liable to indemnify such provider for certain of the provider’s increased capital charge costs. We disputed whether any such indemnification obligation exists under the terms of our agreement with the "wrap" provider. During October 2004, we reached an agreement with such provider, pursuant to which we will pay approximately $0.2 million per month in additional premium, declining as the loan is paid down. Such additional premium will be further adjusted downward after eighteen months if the shadow rating improves, potentially going away entirely. In addition, as part of this agreement we have received permanent waivers from the wrap provider for issues that were previously waived on a periodic basis. The other participants in the chassis securitization have also permanently waived any early amortization event or default associated with the downgrade of the "shadow rating".

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

ITEM 4. Controls and Procedures

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

        We carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004 pursuant to SEC Rules 13a-15 and 15d-15 under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, due to the internal control deficiencies as described herein, as of the evaluation date, our disclosure controls and procedures were not effective to give reasonable assurance that information we must disclose in reports filed with the SEC is properly recorded, processed, and summarized, and then reported within the time periods specified in the rules and forms of the SEC. In light of the ineffectiveness of our disclosure controls and procedures as mentioned above, we have performed additional analysis and other procedures to ensure that our consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2004, as amended, have been prepared in accordance with U.S. generally accepted accounting principles.

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

Dated: June 23, 2005	INTERPOOL, INC. By /s/ Martin Tuchman Martin Tuchman Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Director (Principal Executive Officer)

Dated: June 23, 2005	By /s/ James F. Walsh James F. Walsh Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Filed with Interpool, Inc.
Quarterly Report on Form 10-Q/A for the Quarter Ended June 30, 2004

31.1-- Certification of Martin Tuchman.

31.2-- Certification of James F. Walsh.

32.1-- Certification of Martin Tuchman.

32.2-- Certification of James F. Walsh.