Form 10-Q/A
period 2004-09-30
INTERPOOL INC
filed 2005-06-27
CIK 898777

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

Explanatory Note

        Interpool, Inc. (the “Company”) is filing this Amendment No. 1 to its Form 10-Q (the “Amendment No. 1”) for the period ended September 30, 2004 originally filed with the Securities and Exchange Commission (the “SEC”) on December 27, 2004 (the “Original September 30, 2004 Form 10-Q”), to revise Item 4, “Controls and Procedures,” in order to more clearly state the conclusion of our management that, due to the deficiencies in internal controls that we identified in the Original September 30, 2004 Form 10-Q, our disclosure controls and procedures were not effective for the period ended September 30, 2004. These revisions to Item 4 are located in the third from the last and second from the last paragraphs of Item 4. As required by SEC Rule 12b-15, we set forth below in this Amendment No. 1 the entire text of Item 4, as amended.

        In addition, subsequent to the filing of the Original September 30, 2004 Form 10-Q, we determined that it would be necessary to make certain changes to the financial statements included in our Original September 30, 2004 Form 10-Q. These changes, which have been reflected in our financial statements included in our Form 10-K for the year ended December 31, 2004, are: (i) reclassification of certain types of revenue (consisting primarily of fees charged to lessees for handling, repositioning and repairs), which had previously been reported separately as a reduction to lease operating expenses and will now be reported as other revenue on the face of the income statement, and (ii) restatement of previously reported quarterly results for 2004 due to a material weakness in the Company’s documentation of certain interest rate swap transactions. These changes are more fully discussed in Notes 1 and 2 to the Condensed Consolidated Financial Statements included as part of this Amendment No. 1.

        Because of these changes to our financial statements, we are amending the Original September 30, 2004 Form 10-Q to:

•	Revise Item 1, "Financial Statements." The revisions appear in:

–	the Company’s Condensed Consolidated Balance Sheets in the line items “Income taxes,” “Total liabilities,” “Retained earnings,” “Accumulated other comprehensive loss,” and “Total stockholders’ equity;”

–	the Company’s Condensed Consolidated Statements of Income in the line items “Equipment leasing revenue, including income recognized on direct financing leases,” “Other revenue,” “Total revenues,” “Lease operating and administrative expenses,” “Fair value adjustment for derivative instruments,” “Total costs and expenses,” “Income before minority interest expense, net and provision for income taxes,” “Income before provision for income taxes,” “Provision/(benefit) for income taxes,” “Net income,” “Net income per share, basic,” and “Net income per share, diluted;”

–	the Company’s Condensed Consolidated Statements of Cash Flows in the line items “Net income,” “Fair value adjustment for derivative instruments” and “Other, net;”

–	the Company’s Condensed Consolidated Statements of Changes in Stockholders’ Equity in the line items “Net income,” “Other comprehensive income,” “Comprehensive income” and “Balance, September 30, 2004;”

–	the Company's Notes to Condensed Consolidated Financial Statements:

•	Note 1 – adding new paragraph two in the subsection 1A entitled "Basis of Presentation," revising the table in the subsection 1D entitled “Net Income Per Share,” revising the tables in the subsection 1E entitled “Comprehensive Income,” revising the table in the subsection 1F entitled “Stock-Based Compensation,” and adding new subsection 1I entitled “Reclassifications”

•	Note 2 - adding new subsection "Restatement of 2004 Financial Statements;"

•	Note 5 - revising the tables entitled "Segment Information" and the table entitled "Geographic Information;"

•	Note 6 – revising the amount of unrealized pre-tax loss on cash flow hedges and the amount of related income tax benefit within the fifth from last paragraph and revising the second from last paragraph.

•	Revise Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have amended Item 2 as follows:

–	added a first paragraph to the section entitled "Restatement of Prior Condensed Consolidated Financial Statements;"

–	added a section entitled "Reclassifications;"

–	revised lease operating expense and administrative expense percentages within the seventh from last paragraph of the section entitled “General;”

–	revised the return on average stockholders’ equity for the periods ended September 30, 2004 and December 31, 2003 within the fourth from the last paragraph of the section entitled “General;”

–	revised the discussions regarding “Equipment Leasing Revenue,” “Other Revenue,” “Lease Operating and Administrative Expenses,” “Fair Value Adjustment for Derivative Instruments,” “Provision for Income Taxes” and “Net Income” for both the three and nine months ended September 30, 2004 as compared to prior periods;

–	revised the increase in net income within the first paragraph of the section entitled “Cash Flow.”

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

INTERPOOL, INC. AND SUBSIDIARIES

INDEX

Page
No.

Part I - Financial Information--Interpool, Inc. and Subsidiaries

Item 1: Financial Statements	1

Condensed Consolidated Balance Sheets--September 30, 2004 (Restated) and December 31, 2003	3

Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 2004 (Restated) and and 2003 (Restated)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 (Restated) and 2003 (Restated)	5

Condensed Consolidated Statements of Changes in Stockholders' Equity for the Year Ended December 31, 2003 and the Nine Months Ended September 30, 2004 (Restated)	6

Notes to Condensed Consolidated Financial Statements	7

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	32

Item 4: Controls and Procedures	53

Part II - Other Information

Signatures	58

Exhibits	59

Certifications	60

PART I - FINANCIAL INFORMATION
INTERPOOL, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

        The Condensed Consolidated Financial Statements as of September 30, 2004 (unaudited) and December 31, 2003 and for the three and nine months ended September 30, 2004 (unaudited) and 2003 (unaudited) (the “Condensed Consolidated Financial Statements”) of Interpool, Inc. and Subsidiaries (the “Company” or the “Registrant”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s December 31, 2003 Annual Report on Form 10-K as amended by Form 10-K/A filed June 6, 2005 (the “2003 Form 10-K”). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Restatement of Prior Condensed Consolidated Financial Statements

        During the preparation of the December 31, 2004 consolidated financial statements, a material weakness in our documentation of certain interest rate swap transactions was noted. As discussed in further detail in our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”), it was determined that the previously reported quarterly results for March 31, 2004, June 30, 2004 and September 30, 2004 required restatement. For further information regarding this restatement, see Note 2 to the Condensed Consolidated Financial Statements. All financial information for the three and nine months ended September 30, 2004 included in this Quarterly Report on Form 10-Q gives effect to the restatement.

        In addition, as discussed in the Company’s 2003 Form 10-K, the Company restated its financial statements for the first three quarters of 2003. The Company concluded that this restatement was necessary while preparing for its 2003 annual audit in July 2004. For further information regarding this restatement, see Note 2 to the Condensed Consolidated Financial Statements. All financial information for the three and nine months ended September 30, 2003 included in this Quarterly Report on Form 10-Q gives effect to the restatement.

Adjustment to Opening Retained Earnings

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

Reclassifications

        Subsequent to the initial filing of our Form 10-Q for the period ended September 30, 2004, certain reclassifications have been made to the 2004 and 2003 amounts. More specifically, the Company determined it was necessary to reclassify certain types of revenue which had been previously reported as a reduction to lease operating expenses. This revenue consists primarily of fees charged to lessees for handling, repositioning and repairs which had previously reduced the related costs for those services. This revenue will be reported separately as other revenue on the face of the Company’s Condensed Consolidated Statements of Income. These reclassifications have no impact on net income.

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

                                                  INTERPOOL, INC. AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (dollars in thousands, except share and per share amounts)
                                                            (Unaudited)

                                                                                                September 30,  December 31,
                                                                                               --------------  ------------
                                                                                                  2004             2003
                                                                                                  -----            -----
                                                                                               (Restated)       As Adjusted
                                                                                               ----------      -------------

ASSETS

CASH AND CASH EQUIVALENTS                                                                       $263,759          $141,019
MARKETABLE SECURITIES, available for sale at fair value                                               24                24
ACCOUNTS RECEIVABLE, less allowance of $13,978 and $16,358, respectively                          71,447            69,055
NET INVESTMENT IN DIRECT FINANCING LEASES                                                        366,095           426,815
OTHER RECEIVABLES, net                                                                             3,968            25,485
LEASING  EQUIPMENT,  net of accumulated  depreciation  and amortization of
   $535,321 and $522,431, respectively                                                         1,596,279         1,636,716
OTHER ASSETS                                                                                      67,968            73,922
                                                                                              ----------        ----------
TOTAL ASSETS                                                                                  $2,369,540        $2,373,036
                                                                                              ==========        ==========
LIABILITIES
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                           $148,005          $198,062
INCOME TAXES                                                                                      50,459            37,759
DEFERRED INCOME                                                                                    2,548             2,704
DEBT AND CAPITAL LEASE OBLIGATIONS
     Due within one year                                                                         432,168           219,192
     Due after one year                                                                        1,268,320         1,496,495
                                                                                              ----------        ----------
         TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS                                              1,700,488         1,715,687
TOTAL LIABILITIES                                                                             $1,901,500        $1,954,212
                                                                                              ----------        ----------
MINORITY INTEREST IN EQUITY OF SUBSIDIARIES                                                       37,837            35,184
                                                                                              ----------        ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY

Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued                       ---                ---
      Common stock, par value $.001 per share; 100,000,000 shares authorized,
     27,604,746 issued at September 30, 2004 and 27,602,452 issued at December 31, 2003               28                28
     Additional paid-in capital                                                                  127,892           128,538
     Unamortized deferred compensation-stock grants                                                 (575)           (1,184)
     Treasury stock, at cost, 225,900 shares at September 30, 2004 and December 31, 2003          (2,229)           (2,229)
     Retained earnings                                                                           313,695           272,815
     Accumulated other comprehensive loss                                                         (8,608)          (14,328)
                                                                                              ----------        ----------
TOTAL STOCKHOLDERS' EQUITY                                                                       430,203           383,640
                                                                                              ----------        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $2,369,540        $2,373,036
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

                                               INTERPOOL, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (dollars in thousands, except share and per share amounts)
                                                         (unaudited)

                                                                          Three Months Ended             Nine Months Ended
                                                                             September 30,                 September 30,

                                                                          2004           2003          2004            2003
                                                                          ----           ----          ----            ----
                                                                       (Restated)     (Restated)    (Restated)      (Restated)
                                                                       ----------     ----------    ----------      ----------
REVENUES

Equipment  leasing revenue,  including income recognized on direct      $98,353        $95,119      $289,002       $276,536
   financing  leases of  $9,935,  $11,404,  $31,298  and  $34,037, respectively
Other revenue                                                             4,201          4,684        12,305         22,566
                                                                        -------        -------       -------        -------
TOTAL REVENUES                                                          102,554         99,803       301,307        299,102

COSTS AND EXPENSES
  Lease operating and administrative expenses                            35,942         43,001       103,006        114,062
  Provision for doubtful accounts                                           183            708         1,287          2,846
  Fair value adjustment for derivative instruments                          747           (103)       (1,142)          (484)
  Depreciation and amortization of leasing equipment                     22,423         22,414        67,974         66,894
  Impairment of leasing equipment                                           747          1,157         4,160          6,520
  (Income)/losses  for investments  accounted for under the equity
  method                                                                   (186)           891          (570)         1,501
  Gain on settled insurance litigation                                       ---           ---        (6,267)           ---
  Other income, net                                                      (5,303)           (65)       (9,964)        (2,168)
  Interest expense                                                       26,983         26,989        81,654         78,427
  Interest income                                                          (676)          (976)       (1,865)        (3,226)
                                                                        --------       --------      --------       --------
TOTAL COSTS AND EXPENSES                                                 80,860         94,016       238,273        264,372
                                                                        --------       --------      --------       --------

Income before minority  interest  expense and provision
  for income taxes                                                       21,694          5,787        63,034         34,730
MINORITY INTEREST EXPENSE, NET                                           (2,678)          (452)       (5,481)        (1,374)
                                                                        --------       --------      --------       --------
Income before provision for income taxes                                 19,016          5,335        57,553         33,356
PROVISION/(BENEFIT) FOR INCOME TAXES NET INCOME                           3,980         (1,211)       11,105          2,705
                                                                        --------       --------      --------       --------
                                                                        $15,036         $6,546       $46,448        $30,651
                                                                        ========       ========      ========       ========
NET INCOME PER SHARE:
     Basic                                                                 $0.55         $0.24         $1.70           $1.12
     Diluted                                                               $0.50         $0.23         $1.57           $1.06
                                                                        ========       ========      ========       ========
WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
     Basic                                                                27,379        27,376        27,378         27,361
                                                                        ========       ========      ========       ========
     Diluted                                                              30,828        29,129        30,567         30,390
                                                                        ========       ========      ========       ========

     The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                                             INTERPOOL, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (dollars in thousands)
                                                        (unaudited)

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                                     2004           2003
                                                                                                     ----           ----
                                                                                                  (Restated)    (Restated)
                                                                                                  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                                          $46,448       $30,651
Adjustments to reconcile net income to net cash provided by operating activities --
    Depreciation and amortization                                                                    71,408        67,423
    Impairment of leasing equipment                                                                   4,160         6,520
    Restricted stock grant expense                                                                       64           181
    Gain on settled insurance litigation                                                             (6,267)          ---
   (Gain)/loss on sale of leasing equipment                                                            (415)        1,420
   Gain on sale of leasing equipment for resale                                                      (9,093)       (2,183)
   Loss on sale of marketable securities                                                                ---            26
   Provision for doubtful accounts                                                                    1,287         2,846
   Fair value adjustment for derivative instruments                                                  (1,142)         (484)
   (Income)/loss on investment accounted for under the equity method                                   (570)        1,501
   Other, net                                                                                        19,939       (13,083)
                                                                                                   ---------      --------
         Net cash provided by operating activities                                                  125,819        94,818
                                                                                                   ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment                                                                    (68,170)     (104,592)
Proceeds from dispositions of leasing equipment                                                      22,512        12,068
Purchase of leasing equipment for resale                                                            (71,277)      (21,047)
Proceeds from disposal of leasing equipment for resale                                               78,921        23,230
Investment in direct financing leases, net of income earned                                         (37,392)      (76,060)
Cash collections on direct financing leases                                                          68,768        54,463
Purchase of marketable securities                                                                       ---           (10)
Proceeds from minority interest in subsidiary                                                           ---           500
Sales and matured marketable securities and other investing activities                                  ---         1,468
                                                                                                   ---------      --------
         Net cash used for investing activities                                                      (6,638)     (109,980)
                                                                                                   ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of debt                                                                      266,025       149,460
Payment of long-term debt and capital lease obligations                                            (214,840)     (147,180)
Borrowings of revolving credit lines                                                                 21,500        78,500
Repayment of revolving credit lines                                                                 (65,384)      (48,500)
Dividends paid                                                                                       (3,742)       (4,493)
                                                                                                   ---------      --------
        Net cash provided by financing activities                                                     3,559        27,787
                                                                                                   ---------      --------

Net increase in cash and cash equivalents                                                           122,740        12,625

CASH AND CASH EQUIVALENTS, beginning of period                                                      141,019       170,613
                                                                                                   ---------     ---------
CASH AND CASH EQUIVALENTS, end of period                                                           $263,759      $183,238
                                                                                                   =========     =========
Cash paid for interest                                                                              $86,313       $84,075
                                                                                                   =========     =========
Cash paid for taxes                                                                                  $1,000          $906
                                                                                                   =========     =========
Supplemental disclosure of non-cash investing activities:
Direct financing leases financed through capital lease obligations                                     $---        $4,397
                                                                                                   =========     =========
Transfers from leasing equipment to direct financing leases                                          $9,004       $13,153
                                                                                                   =========     =========
Transfers from direct financing leases to leasing equipment                                          $6,970        $2,898
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

                                                      INTERPOOL, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     AT DECEMBER 31, 2003 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                     (dollars and shares in thousands)
                                                                (unaudited)
                                                                 (Restated)

                                  Common Stock
                                  ------------                                                   Accum.
                                                                                                 Other
                                                Additional   Unamortized                         Comp.                  Total Share
                             Oustanding   Par    Paid-in     Deferred      Treasury   Retained   Income   Comprehensive   holder's
                               Shares    Value   Capital     Compensation   Stock     Earnings   (Loss)      Income        Equity
                              --------   ------  -------     -----------   -------    --------  -------      ------        ------

BALANCE, December 31, 2003,
as previously reported         27,377      28    128,538       (1,184)     (2,229)     272,012   (14,328)                  382,837

Adjustment (see Note 3)          ---      ---        ---          ---         ---          803       ---                       803

BALANCE, December 31, 2003,
as adjusted                    27,377      28    128,538       (1,184)     (2,229)     272,815   (14,328)                  383,640

Net income                        ---     ---        ---          ---         ---       46,448       ---      46,448        46,448

Other comprehensive income        ---     ---        ---          ---         ---          ---     5,720       5,720         5,720
                                                                                                   -----
Comprehensive income                                                                                          52,168
                                                                                                              ======

Restricted stock award              2     ---        371         (371)        ---          ---       ---                       ---

Amortization of restricted
stock award                       ---     ---        ---           64         ---          ---       ---                        64

Forfeitures restricted
stock award                       ---     ---     (1,017)         916         ---          ---       ---                      (101)

Cash dividends declared:

  Common stock, $0.1875 per
  share                           ---     ---        ---          ---         ---       (5,568)      ---                    (5,568)

BALANCE, September 30,
2004                           27,379     $28   $127,892        $(575)    $(2,229)    $313,695   $(8,608)                 $430,203
                               ======     ===   ========        ======    =======     ========   =======                  =========

          The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts) (Unaudited)

Note 1 - Nature of Operations and Accounting Policies

A. Basis of Presentation

            The Condensed Consolidated Financial Statements of Interpool, Inc. and Subsidiaries (the “Company”) as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003 (the “Condensed Consolidated Financial Statements”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company has made certain reclassifications to prior balances to conform to the current year presentation. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s December 31, 2003 Annual Report on Form 10-K as amended by Form 10K/A filed June 6, 2005 (the "2003 Form 10-K”). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

            During the preparation of the December 31, 2004 consolidated financial statements, a material weakness in our documentation of certain interest rate swap transactions was noted. As discussed in further detail in our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”), it was determined that the previously reported quarterly results for March 31, 2004, June 30, 2004 and September 30, 2004 required restatement. For further information regarding this restatement, see Note 2 to the Condensed Consolidated Financial Statements. All financial information for the three and nine months ended September 30, 2004 included in this Quarterly Report on Form 10-Q gives effect to the restatement.

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

            The Company previously had operations in a third reportable segment that specialized in leasing microcomputers and related equipment. The computer-leasing segment consisted of two majority owned subsidiaries, Microtech Leasing Corporation (“Microtech”) and Personal Computer Rental Corporation (“PCR”). During the third quarter of 2001, the Company adopted a plan to exit this segment that included (i) acquiring the remaining ownership interest in Microtech and terminating its operations, and ii) selling the Company’s ownership interest in PCR. The Company liquidated the assets of Microtech as of March 31, 2004. PCR ceased active operations and began to liquidate in 2003. At March 31, 2004, all of the assets of PCR were liquidated.

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

            A reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

                                                               Three Months                  Nine Months
                                                                   Ended                        Ended
                                                               September 30,                September 30,

                                                           2004           2003          2004           2003
                                                           ----           ----          ----           ----
                                                         (Restated)    (Restated)     (Restated)    (Restated)
                                                         ----------    ----------     ----------    ----------

Numerator
      Net Income - Basic EPS                              $15,036        $6,546        $46,448       $30,651
      Interest expense on convertible debentures,
      net of tax of $344, $0, $1,032 and $988,
      respectively                                            516           ---          1,548         1,483
                                                              ---           ---          -----         -----
      Net Income - Diluted EPS                            $15,552        $6,546        $47,996       $32,134
                                                          =======        ======        =======       =======

Denominator
      Weighted average common shares
      outstanding-Basic                                    27,379        27,376         27,378        27,361
      Dilutive stock options and warrants                   1,954         1,744          1,697         1,578
      Dilutive convertible debentures                       1,487           ---          1,487         1,451
      Dilutive restricted stock grants                          8             9              5           ---
                                                              ---           ---            ---           ---
      Weighted average common shares
      outstanding-Diluted                                  30,828        29,129         30,567        30,390
                                                          =======        ======        =======       =======
Earnings per common share
      Basic                                                 $0.55         $0.24          $1.70         $1.12
                                                            =====         =====          =====         =====
      Diluted                                               $0.50         $0.23          $1.57         $1.06
                                                            =====         =====          =====         =====

E. Comprehensive Income

           Comprehensive income consists of net income or loss for the current period and gains or losses that have been previously excluded from the income statement and were only reported as a component of equity.

            The tax effect of other comprehensive income/(loss) is as follows:

                                                                                 Before Tax         Tax          Net of
Nine Months Ended September 30, 2004 (Restated)                                    Amount          Effect      Tax Amount
                                                                                 ----------        ------      ----------
Unrealized holding gains/(losses) arising during the period:
Cumulative foreign currency translation adjustment                                  $(33)            $12         $(21)
Swap agreements                                                                    8,063          (2,322)       5,741
                                                                                   -----          -------       -----
                                                                                  $8,030         $(2,310)      $5,720
                                                                                  ======         ========      ======

                                                                                 Before Tax         Tax          Net of
Nine Months Ended September 30, 2003                                               Amount          Effect      Tax Amount
                                                                                 ----------        ------      ----------
Unrealized holding gains arising during the period:
Marketable securities (1)                                                            $37            $(13)         $24
Other investment securities                                                           38             (13)          25
Swap agreements                                                                    6,640          (2,102)       4,538
                                                                                   -----          -------       -----
                                                                                  $6,715         $(2,128)      $4,587
                                                                                  ======         ========      ======

(1)  Amounts are net of losses on sales of marketable securities of $26
     (before income tax effect of $1) recognized in the income statement.

The components of accumulated other comprehensive loss, net of taxes, are as follows:

                                                                   September 30, 2004            December 31, 2003
                                                                   ------------------            -----------------
                                                                      (Restated)
                                                                      ----------

Cumulative foreign currency translation adjustment                      $   (18)                    $      3
Swap agreements                                                          (8,590)                     (14,331)
                                                                         -------                     --------
                                                                        $(8,608)                    $(14,328)
                                                                        ========                    =========

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

                                                          Three Months Ended               Nine Months Ended
                                                             September 30,                    September 30,
                                                             -------------                    -------------
                                                       2004             2003              2004            2003
                                                       ----             ----              ----            ----
                                                     Restated         Restated          Restated        Restated
                                                     --------         --------          --------        --------

Net income, as reported                              $15,036            $6,546          $46,448         $30,651
Add:  Stock based employee compensation expense
included in net income, net of related tax
effects                                                  367               343              394             435
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects              (375)             (350)            (418)           (496)
                                                        -----             -----            -----           -----
Pro forma net income                                 $15,028            $6,539          $46,424         $30,590
                                                     =======            ======          =======         =======
Earnings per share:
Basic-as reported                                      $0.55             $0.24            $1.70           $1.12
                                                       =====             =====            =====           =====
Basic-pro forma                                        $0.55             $0.24            $1.70           $1.12
                                                       =====             =====            =====           =====
Diluted-as reported                                    $0.50             $0.23            $1.57           $1.06
                                                       =====             =====            =====           =====
Diluted-pro forma                                      $0.50             $0.23            $1.57           $1.06
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

I. Reclassifications

           Subsequent to the initial filing of our Form 10-Q for the period ended September 30, 2004, certain reclassifications have been made to the 2004 and 2003 amounts. More specifically, the Company determined it was necessary to reclassify certain types of revenue which had been previously reported as a reduction to lease operating expenses. This revenue consists primarily of fees charged to lessees for handling, repositioning and repairs which had previously reduced the related costs for those services. This revenue will be reported separately as other revenue on the face of the Company’s Condensed Consolidated Statements of Income. These reclassifications have no impact on net income.

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

           In April 2003, the Company had re-designated certain swap agreements to a number of its debt instruments. The documentation of the hedging relationships of certain interest rate swap transactions did not meet the criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) to achieve hedge accounting treatment. Thus, because the hedge documentation requirement of SFAS 133 was not met, beginning in April 2003 when the hedge documentation was changed, hedge accounting is precluded on the five then existing interest rate swaps. In addition, two additional swap agreements were entered into by the Company after April 2003. The documentation of these swap agreements was the same.

           Because the Company no longer qualifies for hedge accounting on these swap agreements, the amounts previously recorded in accumulated other comprehensive loss through March 31, 2003 (amounting to $3,037) have been amortized over the remaining life of the associated debt (using the effective interest method) and the change in the value of the derivatives from March 31, 2003 has been recorded as a fair value adjustment for derivative instruments in our Consolidated Financial Statements. These debt instruments were fully repaid by the Company in December 2004 at which time the remaining amount in accumulated other comprehensive loss was recorded as a fair value adjustment for derivative instruments in the Consolidated Statement of Income. In addition, the swap agreements have been treated as speculative hedges for the period from January 1, 2004 until December 31, 2004. As a result, the quarterly changes to the market value of these swap agreements has been recorded as a fair value adjustment for derivative instruments in the September 30, 2004 Condensed Consolidated Financial Statements.

           The Company has determined that the effect of this previously undetected error in documentation of the Company’s hedging relationships for the period from April 1, 2003 to December 31, 2003 is immaterial. The Company has restated its Consolidated Financial Statements to reflect these changes for the three and nine months ended September 30, 2004.

           The change in the provision for income taxes due to the adjustment described above decreased the provision for income taxes by $236 and $46 for the three and nine months ended September 30, 2004.

           The following tables set forth the effect of the restatement adjustment on income before taxes, net income and the basic and diluted earnings per share for the three and nine months ended September 30, 2004.

                                                      Three Months Ended September 30, 2004 (unaudited)
                                            -------------------------------------------------------------------------
                                            Income before                          Net Income Per     Net Income Per
                                               taxes              Net Income       Share (Basic)      Share (Diluted)
                                            -------------         ----------       --------------     ---------------
Previously reported                           $20,033              $15,817            $0.58              $0.53

Hedge accounting adjustment                    (1,017)                (781)           (0.03)             (0.03)
                                            -------------------------------------------------------------------------
As restated                                   $19,016              $15,036            $0.55              $0.50
                                            =========================================================================

                                                        Nine Months Ended September 30, 2004 (unaudited)
                                            -------------------------------------------------------------------------
                                            Income before                          Net Income Per     Net Income Per
                                               taxes              Net Income       Share (Basic)      Share (Diluted)
                                            -------------         ----------       --------------     ---------------

Previously reported                           $57,716              $46,565            $1.70              $1.57

Hedge accounting adjustment                      (163)                (117)            ---                ---
                                            -------------------------------------------------------------------------
As restated                                   $57,553              $46,448            $1.70              $1.57
                                            =========================================================================

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

                                                           Three Months Ended September 30, 2003 (unaudited)
                                                           -------------------------------------------------
                                                                                       Net Income
                                                                             Net       Per Share        Net Income Per
                                                 Income before taxes       Income       (Basic)        Share (Diluted)
                                                 -------------------      -------      -----------     ---------------

Previously Reported                                     $4,760            $6,117          $0.22             $0.21

Rebill equipment repairs                                   382               229           0.01              0.01
Chassis impairment                                         (88)              (53)          ---                ---
Lease accounting                                           231               223           0.01              0.01
Other                                                       50                30           ---                ---
                                                 ----------------------------------------------------------------------
Net restatements                                           575               429           0.02              0.02
                                                 ----------------------------------------------------------------------
As restated                                             $5,335            $6,546          $0.24             $0.23
                                                 ======================================================================

                                                           Nine Months Ended September 30, 2003 (unaudited)
                                                           ------------------------------------------------
                                                                                       Net Income
                                                                             Net       Per Share        Net Income Per
                                                 Income before taxes       Income       (Basic)        Share (Diluted)
                                                 -------------------      -------      -----------     ---------------
Previously Reported                                    $29,979           $28,165          $1.03             $0.97

Rebill equipment repairs                                 3,068             1,841           0.07              0.07
Chassis impairment                                      (1,100)             (660)         (0.02)            (0.02)
Lease accounting                                         1,260             1,216           0.04              0.04
Other                                                      149                89           ---                ---
                                                 ----------------------------------------------------------------------
Net restatements                                         3,377             2,486           0.09              0.09
                                                 ----------------------------------------------------------------------
As restated                                            $33,356           $30,651          $1.12             $1.06
                                                 ======================================================================

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

Note 4 - Debt and Capital Lease Obligations

           The following table summarizes the Company’s debt and capital lease obligations as of September 30, 2004 and December 31, 2003:

                                                                         September 30, 2004      December 31, 2003
                                                                         ------------------      -----------------
Capital lease obligations payable in varying amounts through 2018           $269,014               $325,258

Chassis Securitization Facility, interest at 5.47% and 5.59% at
  September 30, 2004 and December 31, 2003, respectively
      Warehouse facility                                                      22,490                 25,490
      Debt obligation                                                         61,417                 86,413
      Capital lease obligation                                               400,117                404,674
Revolving credit facility, interest rate at 3.66% and 3.09% at
  September 30, 2004 and December 31, 2003, respectively                     158,611                193,495
Revolving credit facility CAI, interest rate at 3.36% and 3.37% at
  September 30, 2004 and December 31, 2003, respectively                      78,000                 87,000
Container securitization facility, interest at 6.71% and 6.50% at
  September 30, 2004 and December 31, 2003, respectively                      36,796                 76,564
6.0% Notes due 2014 (unsecured) net of unamortized discount of
  $22,435 at September 30, 2004                                              127,565                    ---
7.35% Notes due 2007 (unsecured)                                             115,395                147,000
7.20% Notes due 2007 (unsecured)                                              45,335                 62,825
9.25% Convertible redeemable subordinated debentures, mandatory
  redemption 2022 (unsecured)                                                 37,182                 37,182
9.875% Preferred capital securities due 2027 (unsecured)                      75,000                 75,000
Notes and loans payable with various rates ranging from 3.60% to
  9.77% and maturities from 2004 to 2010                                     273,566                194,786
                                                                             -------                -------
Total Debt and Capital Lease Obligations                                   1,700,488              1,715,687
                                                                           ---------              ---------
   Less Current Maturities                                                   432,168                219,192

Total Non-Current Debt and Capital Lease Obligations                      $1,268,320             $1,496,495
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

           New Financings:During the nine months ended September 30, 2004, the Company entered into new financing arrangements totaling $291,025 of which $266,025 was utilized. The new debt utilized during the nine months ended September 30, 2004 consisted of notes and loans with installments payable in varying amounts through 2014 and various interest rates ranging from 4.3% to 7.5%. One commitment for $25,000 was not utilized at September 30, 2004. This commitment will be open until March 31, 2005, after which any unfunded amount will expire. Amounts funded under this facility will be amortized over sixty months commencing on the date the actual funding occurs, to a final balloon payment of 20%. The interest rate is LIBOR plus 250 basis points.

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

           Segment Information

                                                                              Domestic       Computer
                                                              Container      Intermodal      Leasing
Nine Months Ended September 30, 2004 (Restated):               Leasing       Equipment       Equipment       Totals
------------------------------------------------              ---------      ----------      ---------       ------
Equipment Leasing Revenues                                   $134,977        $154,025           $---       $289,002

Other Revenue                                                   6,584           5,721            ---         12,305

Lease operating, administrative and other expenses             35,514          67,637            ---        103,151

Depreciation and amortization                                  43,724          24,250            ---         67,974

Impairment of leasing equipment                                 1,358           2,802            ---          4,160

Gain on settled insurance litigation                           (3,781)         (2,486)           ---         (6,267)

Other (income)/expense, net and minority interest              (5,509)          1,026            ---         (4,483)

Income for investments under equity method                        ---            (570)           ---           (570)

Interest income                                                (1,135)           (727)            (3)        (1,865)

Interest expense                                               26,558          55,096            ---         81,654

Income before taxes                                            44,832          12,718              3         57,553

Net investment in DFL's                                       281,803          84,292            ---        366,095

Leasing equipment, net                                        713,310         882,969            ---      1,596,279

Equipment purchases                                            82,426          23,136            ---        105,562

Total segment assets                                       $1,167,837      $1,201,676            $27     $2,369,540

                                                                              Domestic       Computer
                                                              Container      Intermodal      Leasing
Nine Months Ended September 30, 2004 (Restated):               Leasing       Equipment       Equipment       Totals
------------------------------------------------              ---------      ----------      ---------       ------

Equipment Leasing Revenues                                   $128,592        $147,528           $416       $276,536

Other Revenue                                                   8,985          13,581            ---         22,566

Lease operating, administrative and other expenses             39,720          76,944           (240)       116,424

Depreciation and amortization                                  43,245          23,649            ---         66,894

Impairment of leasing equipment                                 1,380           5,140            ---          6,520

Other (income)/expense, net and minority interest              (1,872)            921            157           (794)

Loss for investments under equity method                          ---           1,501            ---          1,501

Interest income                                                (2,161)         (1,064)            (1)        (3,226)

Interest expense                                               23,782          54,643              2         78,427

Income before taxes                                            33,483            (625)           498         33,356

Net investment in DFL's                                       319,163          93,146            126        412,435

Leasing equipment, net                                        753,861         894,077            ---      1,647,938

Equipment purchases                                           127,776          52,876            ---        180,652

Total segment assets                                       $1,248,435      $1,171,197         $1,862     $2,421,494

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

Geographic Information

                                                  Nine Months Ended September 30,
                                                  -------------------------------
                                                     2004               2003
                                                     ----               ----
                                                  (Restated)         (Restated)
                                                  ----------         ----------
     EQUIPMENT LEASING REVENUE
     United States                                $185,895           $174,991
     International                                 103,107            101,545
                                                   -------            -------
                                                  $289,002           $276,536
                                                  ========           ========
     ASSETS:
     United States                              $1,402,077         $1,367,567
     International                                 967,463          1,053,927
                                                   -------          ---------
                                                $2,369,540         $2,421,494
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

           The unrealized pre-tax income on cash flow hedges for the nine months ended September 30, 2004 of $8,063 and the related income tax provision of $2,322 have been recorded by the Company as a component of accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets.

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

           For the three months ended September 30, 2004, the Company reported $747 of pre-tax expense in the Condensed Consolidated Statements of Income due to changes in the fair value of interest rate swap agreements which do not qualify as cash flow hedges under SFAS 133. This compares to $103 of pre-tax income for the three months ended September 30, 2003.

           For the nine months ended September 30, 2004, the Company reported $1,142 of pre-tax income in the Condensed Consolidated Statements of Income due to changes in the fair value of interest rate swap agreements which do not qualify as cash flow hedges under SFAS 133. This compares to $484 of pre-tax income for the nine months ended September 30, 2003.

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

           Pursuant to Statement of Financial Accounting Standards 109 Accounting for Income Taxes, as a result of enactment of the Protocol during the fourth quarter of 2004, the Company’s existing net deferred tax liability as of the Enactment Date will need to be immediately recorded at a tax rate higher than the approximate 3% tax rate currently used. Accordingly, the Company will be required to record an increase in its net deferred tax liability during the fourth quarter of 2004. While there would be no current cash outflow associated with the increase in this net deferred tax liability, the effect of recognizing this increased net deferred tax liability will result in a substantial deferred tax expense accrual which will reduce net income for the fourth quarter and year ending December 31, 2004. The Company is unable at this time to determine the amount of this deferred tax expense accrual for the fourth quarter of 2004 but this accrual will have a material adverse effect on the Company’s net income for the fourth quarter of 2004 and for the year ending December 31, 2004, as well as a material adverse effect on the Company’s retained earnings. As soon as the Company is able to determine the amount of the deferred tax expense and its impact on net income for the fourth quarter and year ending December 31, 2004, and on the Company’s retained earnings, the Company will publicly disclose this information by filing a Form 8-K report with the SEC.

           If the Company’s common stock is subsequently listed on a “recognized stock exchange” and it otherwise qualifies for benefits under the Treaty, the net deferred tax liability recorded as a result of enactment of the Protocol would be reduced at that time to reflect the lower tax rate of approximately 3%. This deferred tax benefit, would result in additional net income at that time in an amount that may be comparable to the previous reduction in net income, except as adjusted for any change in the net deferred tax balance during the interim period. However, it is uncertain when, or if, the Company will meet the requirements of the Treaty. Beginning on January 1, 2005, the Company will accrue taxes at the higher rate until such time as it may again become eligible for Treaty benefits. The effect of such accrual on the future net income of the Company will be largely dependent upon the duration of the period between enactment and any future listing of its common stock.

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

           On July 24, 2004, the United States and Barbados signed a protocol to the Treaty (the “Protocol”) that contains a more restrictive limitation on benefits provision than the current Treaty does. On October 10, 2004, the United States Senate ratified the Protocol and on December 20, 2004, the government of Barbados also ratified the Protocol, resulting in enactment of the Protocol as of December 20, 2004 (the “Enactment Date”). As a result of enactment, the Protocol will generally be effective for taxable years commencing on or after January 1, 2005. When it becomes effective on January 1, 2005, the Protocol will result in Interpool Limited losing its ability to rely on the Treaty to eliminate current U.S. income tax on its container rental and container sales income until such time as it is able to satisfy the new eligibility requirements as more fully described in Note 8 to the Condensed Consolidated Financial Statements – July 2004 Protocol to the United States and Barbados Tax Treaty. Pursuant to Statement of Financial Accounting Standards 109, Accounting for Income Taxes, as a result of enactment of the Protocol during the fourth quarter of 2004, the Company’s existing net deferred tax liability as of the Enactment Date will need to be immediately recorded at a tax rate higher than the approximate 3% tax rate currently used. Accordingly, the Company will be required to record an increase in its net deferred tax liability during the fourth quarter of 2004. While there would be no current cash outflow associated with the increase in this net deferred tax liability, the effect of recognizing this increased net deferred tax liability will result in a substantial deferred tax expense accrual which will reduce net income for the fourth quarter and year ending December 31, 2004. The Company is unable at this time to determine the amount of this deferred tax expense accrual for the fourth quarter of 2004 but this accrual will have a material adverse effect on the Company’s net income for the fourth quarter of 2004 and for the year ending December 31, 2004 as well as a material adverse effect on the Company’s retained earnings. As soon as the Company is able to determine the amount of the deferred tax expense and its impact on net income for the fourth quarter and year ending December 31, 2004 and on the Company’s retained earnings, the Company will publicly disclose this information by filing a Form 8-K report with the SEC.

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

Restatement of Prior Condensed Consolidated Financial Statements

           During the preparation of the December 31, 2004 consolidated financial statements, a material weakness in our documentation of certain interest rate swap transactions was noted. As discussed in further detail in our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”), it was determined that the previously reported quarterly results for March 31, 2004, June 30, 2004 and September 30, 2004 required restatement. For further information regarding this restatement, see Note 2 to the Condensed Consolidated Financial Statements. All financial information for the three and nine months ended September 30, 2004 included in this Quarterly Report on Form 10-Q gives effect to the restatement.

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

Reclassifications

           Subsequent to the initial filing of our Form 10-Q for the period ended September 30, 2004, certain reclassifications have been made to the 2004 and 2003 amounts. More specifically, the Company determined it was necessary to reclassify certain types of revenue which had been previously reported as a reduction to lease operating expenses. This revenue consists primarily of fees charged to lessees for handling, repositioning and repairs which had previously reduced the related costs for those services. This revenue will be reported separately as other revenue on the face of the Company’s Condensed Consolidated Statements of Income. These reclassifications have no impact on net income.

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

           Other than interest expense, our primary expenses are lease operating and administrative expenses, which include operating costs such as maintenance and repair expense, as well as other ownership costs such as storage and positioning expense. Our lessees are generally responsible for lease operating expenses during the term of their lease. Our administrative expenses are primarily employee related costs such as salary expense, costs of employee benefits and travel and entertainment costs, as well as expenses incurred for outside services such as legal, consulting and audit related fees. During the first nine months of 2004, lease operating and administrative expenses as a percentage of revenues were 34%, compared to 38% during the same period in 2003. The reduction in lease operating and administrative expenses is primarily due to a reduction in ownership costs, partially offset by additional personnel and systems enhancements we are adding to improve our internal controls, as well as additional procedures being implemented to comply with Sarbanes-Oxley requirements, which have added incremental administrative expenses in 2004. During 2004, the incremental administrative expenses were partially offset by a reduction in legal fees resulting from the Audit Committee and SEC investigations as compared to the prior year period. In addition to lease operating and administrative expenses, we also incur depreciation expense on our operating lease equipment.

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

           Our net income per share on a fully diluted basis for the nine months ended September 30, 2004 and 2003 was $1.57 and $1.06, respectively. Annualized return on average stockholders’ equity was 15.2% for the nine months ended September 30, 2004 compared to 11.4% for the year ended December 31, 2003. Excluding the gain on settled insurance litigation ($5,178 net of tax) the annualized return on average stockholder’s equity was 13.6% for the nine months ended September 30, 2004.

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

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

           Equipment Leasing Revenue. Our equipment leasing revenues increased to $98.4 million for the three months ended September 30, 2004, from $95.1 million in the three months ended September 30, 2003, an increase of $3.3 million or 3%. The increase was primarily attributable to incremental container and chassis operating lease revenues of $4.8 million, partially offset by a decrease in finance lease revenues of $1.5 million. The incremental container and chassis operating lease revenues, as compared to the prior year period, are primarily due to the increase in the size of our container operating lease fleet which grew by 2% and an increase in the utilization rates for our chassis. The daily rental rates for the overall container fleet were lower, partially offsetting the incremental revenue resulting from the increased size of our container operating lease fleet. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire. Under this method, utilization rates of our container and domestic intermodal chassis operating lease fleets at September 30, 2004 were 99% and 97%, respectively, as compared to 99% and 95%, respectively, at September 30, 2003. The utilization rates of our container fleet, considering CAI’s actual utilization rates for our containers managed by CAI, was 96% and 95% at September 30, 2004 and 2003, respectively.

          Other Revenue. Our other revenues decreased to $4.2 million for the three months ended September 30, 2004, from $4.7 million in the three months ended September 30, 2003, a decrease of $0.5 million or 11%. The decrease was primarily attributable to a decrease in positioning revenue of $0.8 million (which was primarily attributable to a decrease in billable services for positioning of equipment provided to the United States military); partially offfset by an increase in billable repairs of our lessees at the termination of a lease of $0.3 million.

          Lease Operating and Administrative Expenses. Our lease operating and administrative expenses decreased to $35.9 million for the three months ended September 30, 2004, from $43.0 million in the three months ended September 30, 2003, a decrease of $7.1 million or 17%.

The decrease was primarily due to:

•	A decrease in legal and consulting fees of $2.9 million primarily resulting from a reduction in legal fees incurred as a result of the Audit Committee and SEC investigations in the prior year, partially offset by increased consulting services.

•	A decrease in salaries of $2.0 million primarily due to the accrual for costs in July 2003 in connection with a separation agreement with our former Chief Financial Officer, partially offset by an increase in salary related costs as a result of an increase in headcount and other employee related costs.

•	A decrease in storage costs of $1.0 million primarily due to increased utilization experienced within the domestic intermodal chassis product line, as well as within CAI’s fleet.

•	An impairment loss of $0.5 million recorded during the nine months ended September 30, 2003 based upon changes in our projected cash flows of the underlying direct finance lease receivables in our previously off-balance sheet container securitization facility. As more fully described in our 2003 Form 10-K, this securitization facility could no longer be treated as an off-balance sheet qualified special purpose entity for accounting purposes. Therefore, effective October 1, 2003, we consolidated the assets and liabilities of this special purpose entity.

•	A decrease of $0.5 million in positioning and handling expenses, primarily due to a reduction in services incurred for the United States military.

•	An increase in maintenance and repair costs of $0.8 million primarily due to an increase in chassis repairs.

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

                                        Year Ended      Three Months Ended  Three Months Ended  Three Months Ended
                                       December 31,         March 31,            June 30,         September 30,
(Dollars in millions):                     2003                2004                2004                2004
---------------------                     ------              ------              ------              ------

Audit fees for the reaudits
   and restatements                          $3.6              $0.5                $---               $---
Cost of investigations                        5.9               0.1                 ---                ---
Legal and consulting fees                     3.2               1.6                 0.5                0.3
Separation agreements                         5.9               ---                 ---                ---
Bank waiver fees                              1.6               2.1                 0.3                0.1
                                              ---               ---                 ---                ---
Amounts before tax                          $20.2              $4.3                $0.8               $0.4
                                            =====              ====                ====               ====

Amounts net of tax                          $12.9              $3.0                $0.5               $0.3
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

           Fair Value Adjustment for Derivative Instruments. Our non-cash fair value adjustment for derivative instruments expense amounted to $0.7 million for the three months ended September 30, 2004 as compared to income of $0.1 million for the three months ended September 30, 2003. The expense for the three months ended September 30, 2004, and the income for the three months ended September 30, 2003, prior year period, is primarily due to the change in fair value of interest rate swap agreements held which do not qualify as cash flow hedges.

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

           Interest Income.Our interest income decreased to $0.7 million in the three months ended September 30, 2004 from $1.0 million in the three months ended September 30, 2003, a decrease of $0.3 million or 30%. The decrease in interest income was primarily due to reduced earnings on average invested cash balances due to lower interest rates, as well as a decline in average invested cash balances.

           Minority Interest Expense, Net. The change in minority interest expense, net of $2.2 million for the three months ended September 30, 2004 as compared to the prior year period was primarily due to an increase in net income reported by our 50%-owned but fully consolidated subsidiary, CAI.

           Provision for Income Taxes. We recorded an income tax provision of $4.0 million for the three months ended September 30, 2004 as compared to an income tax benefit of $1.2 million for the three months ended September 30, 2003. This increase was caused by an increase in pre-tax income of $13.7 million and the mix between pre-tax income and losses generated from international sources and United States sources.

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

           Net Income. As a result of the factors described above, our net income increased to $15.0 million in the three months ended September 30, 2004 from $6.5 million in the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

           Equipment Leasing Revenue. Our equipment leasing revenues increased to $289.0 million for the nine months ended September 30, 2004, from $276.5 million in the nine months ended September 30, 2003, an increase of $12.5 million or 5%. The increase was primarily attributable to incremental container and chassis operating lease revenues of $15.2 million, partially offset by a decrease in finance lease revenues of $2.7 million. The incremental container and chassis operating lease revenues, as compared to the prior year period, are primarily due to the increase in the size of our container operating lease fleets which grew by 10% and an increase in the utilization rates for our chassis. The daily rental rates for the overall container fleet were lower, partially offsetting the incremental revenue resulting from the increased size of our container operating lease fleet. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire. Under this method, utilization rates of our container and domestic intermodal chassis operating lease fleets at September 30, 2004 were 99% and 97%, respectively, as compared to 99% and 95%, respectively, at September 30, 2003. The utilization rates of our container fleet, considering CAI’s actual utilization rates for our containers managed by CAI, was 96% and 95% at September 30, 2004 and 2003, respectively.

           Other Revenue. Our other revenues decreased to $12.3 million for the nine months ended September 30, 2004, from $22.6 million in the nine months ended September 30, 2003, a decrease of $10.3 million or 46%. The decrease was primarily attributable to a decrease in positioning revenue of $5.9 million (which was primarily attributable to a decrease in billable services for positioning of equipment provided to the United States military) and a decrease in billable repairs to our lessees at the termination of a lease of $4.4 million.

           Lease Operating and Administrative Expenses. Our lease operating and administrative expenses decreased to $103.0 million for the nine months ended September 30, 2004 from $114.1 million in the nine months ended September 30, 2003, a decrease of $11.1 million or 10%.

The decrease was primarily due to:

•	A decrease in maintenance and repair costs of $3.9 million primarily due to a reduction in chassis repairs.

•	A decrease in storage costs of $3.3 million primarily due to increased utilization experienced within the domestic intermodal chassis product line, as well as within CAI’s fleet.

•	A decrease of $3.2 million in positioning and handling expenses, primarily due to a reduction in services incurred for the United States military.

•	A decrease in commission’s expense of $0.9 million primarily due to the write-off of deferred sales commissions in the prior year period, as well as an overall reduction in agency commissions.

•	An impairment loss of $0.6 million recorded during the nine months ended September 30, 2003 based upon changes in our projected cash flows of the underlying direct finance lease receivables in our previously off-balance sheet container securitization facility. As more fully described in our 2003 Form 10-K, this securitization facility could no longer be treated as an off-balance sheet qualified special purpose entity for accounting purposes. Therefore, effective October 1, 2003, we consolidated the assets and liabilities of this special purpose entity.

•	An increase in legal and consulting fees of $1.1 million primarily due to increased consulting services, partially offset by a reduction in legal fees resulting from the Audit Committee and SEC investigations.

•	An increase in salary expense of $0.8 million primarily due to an increase in salary related costs as a result of an increase in headcount and other employee related costs, partially offset by the accrual for costs in July 2003 in connection with a separation agreement with our former Chief Financial Officer.

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

                                        Year Ended      Three Months Ended  Three Months Ended  Three Months Ended
                                       December 31,         March 31,            June 30,         September 30,
(Dollars in millions):                     2003                2004                2004                2004
---------------------                     -----               ------              ------              ------
Audit fees for the reaudits
   and restatements                         $3.6               $0.5                $---                $---
Cost of investigations                       5.9                0.1                 ---                 ---
Legal and consulting fees                    3.2                1.6                 0.5                 0.3
Separation agreements                        5.9                ---                 ---                 ---
Bank waiver fees                             1.6                2.1                 0.3                 0.1
                                             ---                ---                 ---                 ---
Amounts before tax                         $20.2               $4.3                $0.8                $0.4
                                           =====               ====                ====                ====

Amounts net of tax                         $12.9               $3.0                $0.5                $0.3
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

           Fair Value Adjustment for Derivative Instruments. Our non-cash fair value adjustment for derivative instruments income amounted to $1.1 million for the nine months ended September 30, 2004 as compared to income of $0.5 million for the nine months ended September 30, 2003. The income for the nine months ended September 30, 2004, as well as the prior year period, is primarily due to the change in fair value of interest rate swap agreements held which do not qualify as cash flow hedges.

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

           Provision for Income Taxes. We recorded an income tax provision of $11.1 million for the nine months ended September 30, 2004 as compared $2.7 million for the nine months ended September 30, 2003. This increase was caused by an increase in pre-tax income of $24.2 million and a larger proportion of pre-tax income generated from United States sources as compared to low-taxed international source income.

           Interpool Limited’s pre-tax income (international sourced income) is taxed at a low rate (approximately 3%) due to the income tax convention between the United States and Barbados. The domestic intermodal division’s pre-tax income (United States sourced income), including corporate activities and the results of operations of CAI, is taxed at the higher United States tax rates. During the nine months ended September 30, 2004, 41% of our pre-tax income was generated from United States sources as compared to pre-tax losses (with a resultant tax benefit) during the nine months ended September 30, 2003, thus contributing to the increase in the provision for income taxes. Additionally, the Company wrote-off a tax asset relative to a foreign subsidiary during the three months ended June 30, 2004.

           Net Income. As a result of the factors described above, our net income increased to $46.4 million in the nine months ended September 30, 2004 from $30.7 million in the nine months ended September 30, 2003.

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

Cash Flow

           Net cash provided by operating activities amounted to $125.8 million for the nine months ended September 30, 2004 compared to $94.8 million for the same period last year. The increase in net cash provided by these activities in 2004 as compared to 2003 was primarily due to an increase in net income ($15. 7 million), a decrease in other assets ($9.0 million) and a decrease in other receivables ($24.5 million), offset by a decrease in accounts payable and accrued expenses ($15.4 million).

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

Debt and Capital Lease Obligations:

           The following table summarizes our debt and capital lease obligations as of September 30, 2004 and December 31, 2003:

                                                                                 (Dollars in Millions)
                                                                          September 30, 2004     December 31, 2003
                                                                         --------------------   -------------------
Capital lease obligations payable in varying amounts through 2018                $269.0                $325.2
Chassis Securitization Facility, interest at 5.47% and 5.59% at
  September 30, 2004 and December 31, 2003, respectively
      Warehouse facility                                                           22.5                  25.5
      Debt obligation                                                              61.4                  86.4
      Capital lease obligation                                                    400.1                 404.7
Revolving credit facility, interest rate at 3.66% and 3.09% at
  September 30, 2004 and December 31, 2003, respectively                          158.6                 193.5
Revolving credit facility CAI, interest rate at 3.36% and 3.37% at
  September 30, 2004 and December 31, 2003, respectively                           78.0                  87.0
Container securitization facility, interest at 6.71% and 6.50% at
  September 30, 2004 and December 31, 2003, respectively                           36.8                  76.6
6% Notes due 2014 (unsecured) net of unamortized discount of $22.4
  million at September 30, 2004                                                   127.6                  ---
7.35% Notes due 2007 (unsecured)                                                  115.4                 147.0
7.20% Notes due 2007 (unsecured)                                                   45.3                  62.8
9.25% Convertible redeemable subordinated debentures, mandatory
  redemption 2022 (unsecured)                                                      37.2                  37.2
9.875% Preferred capital securities due 2027 (unsecured)                           75.0                  75.0
Notes and loans payable with various rates ranging from 3.60% to 9.77%
  and maturities from 2004 to 2010                                                273.6                 194.8
                                                                                  -----                 -----
Total Debt and Capital Lease Obligations                                        1,700.5               1,715.7
                                                                                -------               -------
   Less Current Maturities                                                        432.2                 219.2
Total Non-Current Debt and Capital Lease Obligations                           $1,268.3              $1,496.5
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

           We carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004 pursuant to SEC Rules 13a-15 and 15d-15 under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, due to the internal control deficiencies as described herein as of the evaluation date, our disclosure controls and procedures were not effective to give reasonable assurance that information we must disclose in reports filed with the SEC is properly recorded, processed, and summarized, and then reported within the time periods specified in the rules and forms of the SEC. In light of the ineffectiveness of our disclosure controls and procedures as mentioned above, we have performed additional analysis and other procedures to ensure that our consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2004, as amended, have been prepared in accordance with U.S. generally accepted accounting principles.

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

INTERPOOL, INC.

Dated: June 27, 2005	By /s/ Martin Tuchman Martin Tuchman Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Director (Principal Executive Officer)

Dated: June 27, 2005	By /s/ James F. Walsh James F. Walsh Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Filed with Interpool, Inc.
Quarterly Report on Form 10-Q/A for the Quarter Ended September 30, 2004

31.1-- Certification of Martin Tuchman.

31.2-- Certification of James F. Walsh.

32.1-- Certification of Martin Tuchman.

32.2-- Certification of James F. Walsh.