Form 10-Q
period 2005-06-30
INTERPOOL INC
filed 2005-08-05
CIK 898777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2005

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

Indicate by check |X|whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X|   No |__|

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes |X|   No |__|

As of July 20, 2005, there were 27,639,853 shares of common stock, $.001 par value outstanding.

INTERPOOL, INC. AND SUBSIDIARIES

INDEX

Page No.

Part I - Financial Information--Interpool, Inc. and Subsidiaries	1

Item 1: Financial Statements	1

Unaudited Condensed Consolidated Balance Sheets at June 30, 2005 and December 31, 2004	2

Unaudited Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2005 and 2004	3

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004	4

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity at December 31, 2004 and the Six Months Ended June 30, 2005	5

Notes to Condensed Consolidated Financial Statements	6

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3: Quantitative and Qualitative Disclosures About Market Risk	46

Item 4: Controls and Procedures	48

Part II - Other Information	53

Item 5: Legal Proceedings	53

Item 6. Exhibits	53

Item 7. Submission of Matters to a Vote of Security Holders	54

Signatures	55

Exhibits	56

Certifications	58

PART I - FINANCIAL INFORMATION
INTERPOOL, INC. AND SUBSIDIARIES

ITEM 1:	FINANCIAL STATEMENTS

           The Condensed Consolidated Financial Statements as of June 30, 2005 (unaudited) and December 31, 2004 and for the three and six months ended June 30, 2005 (unaudited) and 2004 (unaudited) (the "Condensed Consolidated Financial Statements") of Interpool, Inc. and Subsidiaries (the "Company" or the "Registrant") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. The Company has made certain reclassifications to prior balances to conform to the current year presentation. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s December 31, 2004 Annual Report on Form 10-K, as amended, (the "2004 Form 10-K"). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)
(Unaudited)

                                                                                                       June 30,       December 31,
                                                                                                         2005             2004
                                                                                                       --------       ------------
ASSETS

CASH AND CASH EQUIVALENTS (including restricted cash of $21,939 and $24,927 at June 30, 2005 and
     December 31, 2004, respectively)                                                                  $180,318          $309,458
MARKETABLE SECURITIES, available for sale at fair value                                                      24                27
ACCOUNTS RECEIVABLE, less allowance of $14,278 and $14,091, respectively                                 76,737            72,598
NET INVESTMENT IN DIRECT FINANCING LEASES                                                               373,051           363,445
OTHER RECEIVABLES, net                                                                                    1,717             3,602
LEASING EQUIPMENT, net of accumulated depreciation and amortization of $545,153 and $538,575,
     respectively                                                                                     1,766,130         1,579,196
OTHER ASSETS                                                                                             75,547            75,760
                                                                                                         ------            ------
TOTAL ASSETS                                                                                         $2,473,524        $2,404,086
                                                                                                     ==========        ==========
LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                                  $206,073          $127,057
WARRANT LIABILITY                                                                                        57,515            71,722
INCOME TAXES                                                                                             54,634            51,119
DEFERRED INCOME                                                                                           1,606             2,018
DEBT AND CAPITAL LEASE OBLIGATIONS
     Due within one year                                                                                202,949           240,553
     Due after one year                                                                               1,478,805         1,477,645
                                                                                                      ---------         ---------
         TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS                                                     1,681,754         1,718,198

TOTAL LIABILITIES                                                                                    $2,001,582        $1,970,114
                                                                                                     ----------        ----------
MINORITY INTEREST IN EQUITY OF SUBSIDIARIES                                                              41,448            39,786
                                                                                                         ------            ------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued                          ---               ---
     Common stock, par value $.001 per share; 100,000,000 shares authorized,
       28,286,564 issued at June 30, 2005 and 28,278,759 issued at December 31, 2004                         28                28
     Additional paid-in capital                                                                         138,021           138,021
     Unamortized deferred compensation-stock grants                                                        (484)             (554)
     Treasury stock, at cost, 646,711 shares at June 30, 2005 and December 31, 2004                     (11,508)          (11,508)
     Retained earnings                                                                                  307,397           273,948
     Accumulated other comprehensive loss, net                                                           (2,960)           (5,749)
                                                                                                         -------           -------
TOTAL STOCKHOLDERS' EQUITY                                                                              430,494           394,186
                                                                                                        -------           -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                           $2,473,524        $2,404,086
                                                                                                     ==========        ==========

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (dollars in thousands, except share and per share amounts)
(unaudited)

                                                                        Three Months Ended             Six Months Ended
                                                                             June 30,                      June 30,
                                                                        2005           2004           2005           2004
REVENUES                                                                ----           ----           ----           ----
Equipment leasing revenue, including income recognized on direct financing leases of $9,844, $10,504, 19,403 and
   $21,363, respectively                                                 $95,947        $95,712      $191,089        $190,649
Other revenue                                                              6,501          4,003        11,386           8,104
                                                                           -----          -----        ------           -----
TOTAL REVENUES                                                           102,448         99,715       202,475         198,753
                                                                         -------         ------       -------         -------
COSTS AND EXPENSES:
  Lease operating and administrative expenses                             37,000         34,624        73,936          67,064
  Provision for doubtful accounts                                            233            492           971           1,104
  Fair value adjustment for derivative instruments                         2,802         (2,871)        2,127          (1,889)
  Fair value adjustment for warrants                                      (7,349)           ---       (14,207)            ---
  Depreciation and amortization of leasing equipment                      21,932         22,679        43,925          45,551
  Impairment of leasing equipment                                          1,171          1,439         2,069           3,413
  Income for investments accounted for under the equity method              (291)          (199)         (348)           (384)
  Gain on settled insurance litigation                                       ---         (6,267)          ---          (6,267)
  Other income, net                                                       (1,552)        (3,961)       (5,284)         (4,661)
  Interest expense                                                        30,113         26,290        59,486          54,671
  Interest income                                                         (1,665)          (495)       (5,625)         (1,189)
                                                                          -------          -----       -------         -------
  TOTAL COSTS AND EXPENSES                                                82,394         71,731       157,050         157,413
                                                                          ------         ------       -------         -------
INCOME BEFORE MINORITY INTEREST EXPENSE AND PROVISION FOR
  INCOME TAXES                                                            20,054         27,984        45,425          41,340
Minority interest expense, net                                            (1,505)        (1,944)       (3,411)         (2,803)
                                                                          -------        -------       -------         -------
INCOME BEFORE PROVISION FOR INCOME TAXES                                  18,549         26,040        42,014          38,537
Provision for income taxes                                                 1,639          4,835         4,716           7,125
                                                                           -----          -----         -----           ------
NET INCOME                                                               $16,910        $21,205       $37,298         $31,412
                                                                         =======        =======       =======         =======

NET INCOME PER SHARE:
     Basic                                                                 $0.61          $0.77         $1.35           $1.15
                                                                           =====          =====         =====           =====
     Diluted                                                               $0.54          $0.71         $1.17           $1.07
                                                                           =====          =====         =====           =====
WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
     Basic                                                                27,640         27,379        27,639          27,378
                                                                          ======         ======        ======          ======
     Diluted                                                              32,379         30,575        32,793          30,421
                                                                          ======         ======        ======          ======

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                   2005           2004
                                                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $37,298        $31,412
Adjustments to reconcile net income to net cash provided
 by operating activities --
   Depreciation and amortization                                                  45,294         46,905
   Impairment of leasing equipment                                                 2,069          3,413
   Amortization of debt discount                                                   1,169             --
   Gain on sale of leasing equipment                                              (4,378)        (4,305)
   Provision for doubtful accounts                                                   971          1,104
   Restricted stock grant expense                                                     70             42
   Gain on settled insurance litigation                                               --         (6,267)
   Fair value adjustment for derivative instruments                                2,127         (1,889)
   Fair value adjustment for warrants                                            (14,207)            --
   Income for investments accounted for under the equity method                     (348)          (384)
   (Increase)/decrease in accounts receivable                                     (5,110)         3,684
   Decrease in other receivables                                                   1,885         17,250
   (Increase)/decrease in other assets                                            (1,839)         2,529
   Decrease in accounts payable and accrued expenses                              (2,068)        (8,601)
   Increase in income taxes payable                                                2,072          6,652
   Other, net                                                                      1,250            632
                                                                                   -----            ---
         Net cash provided by operating activities                                66,255         92,177
                                                                                  ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment                                                (212,881)       (90,271)
Proceeds from dispositions of leasing equipment                                   47,375         53,303
Investment in direct financing leases                                            (34,635)       (34,293)
Cash collections on direct financing leases (net of earned income)                45,828         44,563
                                                                                  ------         ------
         Net cash used for investing activities                                 (154,313)       (26,698)
                                                                                --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                     8,481         95,218
Payment of long-term debt and capital lease obligations                          (78,566)      (118,748)
Borrowings of revolving credit lines                                              44,472          4,500
Repayment of revolving credit lines                                              (12,000)       (26,357)
Dividends paid                                                                    (3,469)        (2,904)
                                                                                  ------         ------
Net cash used for financing activities                                           (41,082)       (48,291)
                                                                                 -------        -------
Net (decrease)/increase in cash and cash equivalents                            (129,140)        17,188
CASH AND CASH EQUIVALENTS, beginning of period                                   309,458        141,019
                                                                                 -------        -------
CASH AND CASH EQUIVALENTS, end of period                                        $180,318       $158,207
                                                                                ========       ========

Cash paid for interest                                                           $58,161        $54,389
                                                                                 =======        =======
Cash paid for taxes                                                               $2,356           $435
                                                                                  ======           ====

Supplemental schedule of non-cash investing activities:
Transfers from leasing equipment to direct financing leases                      $21,305         $5,504
                                                                                 =======         ======
Transfer from direct financing leases to leasing equipment                            --         $6,970
                                                                                     ===         ======

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AT DECEMBER 31, 2004 AND THE SIX MONTHS ENDED JUNE 30, 2005
(dollars and shares in thousands)
(unaudited)

                                                Common Stock
                                           -----------------------   Additional       Unamortized
                                           Outstanding      Par        Paid-in         Deferred        Treasury
                                              Shares       Value       Capital       Compensation       Stock
                                           -----------    --------   ----------      ------------      --------

BALANCE, December 31, 2004                    27,632        $28       $138,021           $(554)       $(11,508)

Net income                                        --         --             --              --              --

Other comprehensive income                        --         --             --              --              --

Comprehensive income

Amortization of restricted
stock award                                        8         --             --              70              --

Cash dividends declared:

  Common stock, $0.1375 per
  share                                           --         --             --              --              --
                                              ------        ---       --------           -----        --------
BALANCE, June 30, 2005                        27,640        $28       $138,021           $(484)       $(11,508)
                                              ======        ===       ========           =====        ========

                                                          Acum.
                                                       Other Comp.                  Total Share-
                                            Retained     Income     Comprehensive     holders'
                                            Earnings     (Loss)         Income         Equity
                                            --------  ------------  -------------   ------------

BALANCE, December 31, 2004                  $273,948    $(5,749)                      $394,186

Net income                                    37,298         --         37,298          37,298

Other comprehensive income                        --      2,789          2,789           2,789
                                                                       -------
Comprehensive income                                                   $40,087
                                                                       =======

Amortization of restricted
stock award                                       --         --                             70

Cash dividends declared:

  Common stock, $0.1375 per
  share                                       (3,849)        --                         (3,849)
                                            --------    -------                       --------

BALANCE, June 30, 2005                      $307,397    $(2,960)                      $430,494
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

Note 1 - Nature of Operations and Accounting Policies

A.       Basis of Presentation

           The Condensed Consolidated Financial Statements of Interpool, Inc. and Subsidiaries (the "Company") as of June 30, 2005 (unaudited) and December 31, 2004 and for the three and six months ended June 30, 2005 (unaudited) and 2004 (unaudited) (the "Condensed Consolidated Financial Statements") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company has made certain reclassifications to prior balances to conform to the current year presentation. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s December 31, 2004 Annual Report on Form 10-K, as amended, (the "2004 Form 10-K"). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

B.       Nature of Operations

           The Company and its subsidiaries conduct business principally in a single industry segment, the leasing of intermodal dry freight standard containers, chassis and other transportation related equipment. Within this single industry segment, the majority of the Company’s operations come from two reportable segments: container leasing and domestic intermodal equipment leasing. The container leasing segment specializes primarily in the leasing of intermodal dry freight standard containers, while the domestic intermodal equipment segment specializes primarily in the leasing of intermodal container chassis. The Company leases its containers principally to international container shipping lines located throughout the world. The customers for the Company’s chassis are a large number of domestic companies, many of which are domestic subsidiaries or branches of international shipping lines, as well as major U.S. railroads. Equipment acquired by the Company for lease to its customers is purchased directly or acquired through conditional sales contracts and lease agreements, many of which qualify as capital leases.

           The Company’s container leasing operations are primarily conducted through our wholly-owned subsidiary, Interpool Limited, a Barbados corporation, as well as Container Applications International, Inc. ("CAI"), our 50% owned consolidated subsidiary. Profits of Interpool Limited from international container leasing operations are exempt from federal taxation in the United States. These profits are subject to Barbados tax at rates that are substantially lower than the applicable rates in the United States.

C.       Basis of Consolidation

           The Company’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles. The Condensed Consolidated Financial Statements include the accounts of the Company and subsidiaries which are more than 50% owned or otherwise controlled by the Company. All significant intercompany transactions have been eliminated in consolidation. Minority interest in equity of subsidiaries represents the minority stockholders’ proportionate share of the equity in the income/(losses) of the subsidiaries.

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

D.       Net Income Per Share

           Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period (which is net of treasury shares). Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options and warrants and the un-vested portion of restricted stock grants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price for the period. Stock options and warrants that do not have a dilutive effect (because the exercise price is above the market price) are not included in the diluted income per share. For the three months ended June 30, 2005 options to purchase 3,520 shares were not dilutive and were not included in diluted earnings per share while all warrants to acquire common shares were dilutive. For the six months ended June 30, 2005, all stock options and warrants to acquire common shares were dilutive. For the three and six months ended June 30, 2004 all stock options to acquire common shares were dilutive. There were no warrants outstanding for the three and six months ended June 30, 2004. Unvested restricted stock grants were dilutive for the three and six months ended June 30, 2005 and 2004. The convertible redeemable subordinated debentures were dilutive for both the three and six months ended June 30, 2005 and 2004.

           A reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

(dollars in thousands, except per share amounts)

                                                              Three Months                  Six Months
                                                                  Ended                        Ended
                                                                June 30,                     June 30,
                                                                --------                     --------

                                                           2005          2004           2005          2004
                                                           ----          ----           ----          ----

Numerator
      Net Income - Basic EPS                              $16,910       $21,205        $37,298       $31,412
      Interest expense on convertible debentures,
      net of tax of $344, $344, $688 and $688,
      respectively                                            516           516          1,032         1,032
                                                              ---           ---          -----         -----
      Net Income - Diluted EPS                            $17,426       $21,721        $38,330       $32,444
                                                          =======       =======        =======       =======

Denominator
      Weighted average common shares
      outstanding-Basic                                    27,640        27,379         27,639        27,378
      Dilutive stock options and warrants                   3,241         1,704          3,657         1,552
      Dilutive convertible debentures                       1,487         1,487          1,487         1,487
      Dilutive restricted stock grants                         11             5             10             4
                                                               --             -             --             -
      Weighted average common shares
      outstanding-Diluted                                  32,379        30,575         32,793        30,421
                                                           ======        ======         ======        ======

Earnings per common share
      Basic                                                 $0.61         $0.77          $1.35         $1.15
                                                            =====         =====          =====         =====
      Diluted                                               $0.54         $0.71          $1.17         $1.07
                                                            =====         =====          =====         =====

E.       Comprehensive Income

          Comprehensive income consists of net income or loss for the current period and gains or losses that have been previously excluded from the income statement and were only reported as a component of equity.

           The effect of comprehensive income (net of tax) is as follows:

                                                                               Before Tax         Tax          Net of
Six Months Ended June 30, 2005                                                   Amount          Effect      Tax Amount
                                                                                 ------          ------      ----------
Unrealized holding gains/(losses) arising during the period:
Marketable Securities                                                               $(3)            $1             $(2)
Cumulative foreign currency translation adjustment                                 (216)            79            (137)
Swap agreements                                                                   4,371         (1,443)          2,928
                                                                                  -----         ------           -----
                                                                                 $4,152        $(1,363)         $2,789
                                                                                 ------        -------          ------

                                                                               Before Tax         Tax          Net of
Six Months Ended June 30, 2004                                                   Amount          Effect      Tax Amount
                                                                                 ------          ------      ----------
Unrealized holding gains arising during the period:
Cumulative foreign currency translation adjustment                                   $5            $(2)             $3
Swap agreements                                                                  14,437         (5,977)          8,460
                                                                                 ------         ------           -----
                                                                                $14,442        $(5,979)         $8,463
                                                                                =======        =======          ======

          The components of accumulated other comprehensive income/(loss), net of taxes, are as follows:

                                                                      June 30, 2005              December 31, 2004
                                                                      -------------              -----------------
Marketable securities                                                      $---                           $2
Cumulative foreign currency translation adjustment                          (78)                          59
Swap agreements                                                          (2,882)                      (5,810)
                                                                         ------                       ------
                                                                        $(2,960)                     $(5,749)
                                                                        =======                      =======

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

                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                               --------                          --------
                                                       2005             2004              2005            2004
                                                       ----             ----              ----            ----

Net income, as reported                              $16,910             $21,205        $37,298         $31,412
Add/(Deduct):  Stock based employee compensation
expense/(income) included in net income, net of
related tax effects                                      (20)                 13            (99)             27
(Deduct)/Add: Total stock-based employee
compensation (expense)/income determined under
fair value based method for all awards, net of
related tax effects                                      (54)                (21)           (28)            (43)
                                                         ---                 ---            ---             ---
Pro forma net income                                 $16,836             $21,197        $37,171         $31,396
                                                     =======             =======        =======         =======
Earnings per share:
Basic-as reported                                      $0.61               $0.77          $1.35           $1.15
                                                       =====               =====          =====           =====
Basic-pro forma                                        $0.61               $0.77          $1.34           $1.15
                                                       =====               =====          =====           =====
Diluted-as reported                                    $0.54               $0.71          $1.17           $1.07
                                                       =====               =====          =====           =====
Diluted-pro forma                                      $0.54               $0.71          $1.16           $1.07
                                                       =====               =====          =====           =====

           This pro forma impact only takes into account options granted since January 1, 1995. The average fair value of options granted during 2005 was $9.14 per option. The fair value was estimated using the Black-Scholes Option pricing model based on the market price at Grant Date of $20.38 and the following assumptions: risk-free interest rate of 3.85%, expected life of 7 years, volatility of 45% and dividend yield of 1.44%. The average fair value of options granted during 2004 was $9.76 per option. The fair value was estimated using the Black-Scholes Option pricing model based on the market price at Grant Date of $22.05 and the following assumptions: risk-free interest rate of 3.57%, expected life of 7 years, volatility of 45% and dividend yield of 1.44%.

           Mr. Raoul Witteveen, the Company's former President and Chief Operating Officer, holds 1,140,000 options with an exercise price of $10.25. It is anticipated that these options will be exercised prior to their expiration on October 9, 2005. Mr. Witteveen has the right, if he so elects, to pay the exercise price for these options by tendering outstanding shares of the Company's common stock owned by Mr. Witteveen, valued at the then-current market price.

           Under the Company’s Deferred Bonus Plan, compensation expense for the three and six months ended June 30, 2005 was $20 and $70, respectively. During the first quarter of 2004, our Chief Executive Officer elected to voluntarily relinquish his entire 2002 bonus. This resulted in the reversal of previously recorded compensation expense of $101. Excluding the reversal of previously recorded compensation expense related to this forfeiture, compensation expense for the three and six months ended June 30, 2004 was $21 and $43, respectively. The unamortized deferred compensation remaining in stockholders equity was $484 at June 30, 2005. Although the Board of Directors terminated the Deferred Bonus Plan in September 2004, all stock previously granted under this plan will continue to be subject to the terms of the Plan.

           In connection with employment agreements with certain executive officers, the company granted common stock appreciation rights ("SARS") that provide for the grantees to receive cash payments measured by any appreciation in the market price of the common stock over a specified base price. The Company granted such stock appreciation rights with respect to a total of 275,000 share units at a base price of $14.05. Under the terms of the employment agreements as amended, a total of 266,666 of these stock appreciation rights will vest in 2005 (205,000 during the first quarter of 2005 and 61,666 during the fourth quarter of 2005) with the remaining 8,334 rights vesting on December 31, 2006. Upon vesting, these stock appreciation rights may be exercisable at any time prior to the expiration of the earlier of 10 days following the termination of the employee or June 30, 2014. Financial Accounting Standard Board ("FASB") Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, requires interim calculations of the amount of compensation expense inherent in the SARS (variable plan accounting). This amount is equal to the change in the quoted market price (in excess of the base price of $14.05) since date of grant or award multiplied by the total number of rights outstanding. Compensation expense is recognized ratably over the vesting periods during which the related employee service is rendered. At June 30, 2005, the quoted market price of the Company’s common stock was $21.38 per share. Compensation expense for the six months ended June 30, 2005 was reduced by $252. This decrease was the result of the decline in the market value of the Company’s common stock from $24.00 per share at December 31, 2004 to $21.38 per share at June 30, 2005 partially offset by additional vesting. This credit is included in lease operating and administrative expense on the Condensed Consolidated Statements of Income.

G.      Credit Risk

           At June 30, 2005, approximately 51% (47% at December 31, 2004) of accounts receivable and 73% (70% at December 31, 2004) of the net investment in direct financing leases were from customers outside of the United States.

           During the six months ended June 30, 2005, the Company’s top 25 customers represented approximately 76% of its consolidated billings, with no single customer accounting for more than 8.1%. For the same period in the prior year, the Company’s top 25 customers represented approximately 75% of its consolidated billings with no single customer accounting for more than 7.7%.

H.      Adoption of New Accounting Standards

           In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2004. The Company does not expect the adoption of SFAS 154 to have a material effect on the Company’s consolidated financial position or results of operations.

           In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). The interpretation requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company has not yet determined the impact, if any, of FIN 47 on its financial statements.

           In December 2004, the FASB published SFAS No. 123(R), Share-Based Payment, ("SFAS 123 (R)") which was to be effective for interim periods beginning after June 15, 2005. In April 2005, the effective date was amended. SFAS 123(R) will now be effective for annual periods beginning after June 15, 2005. As a result of this change, the Company will be required to adopt SFAS 123R on January 1, 2006. The Company currently accounts for its stock option plans in accordance with SFAS No. 148, Accounting for Stock-Based Compensation ("SFAS 148"). This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which allows for the retention of principles within Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees ("APB 25"). As permitted, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method described in APB 25 and related interpretations. APB 25 generally requires compensation costs, if any, to be recognized for the difference between the exercise price and the market price of the underlying stock on the date of the grant. Alternatively, SFAS 123 employs fair value-based measurement and generally results in the recognition of compensation expense for all stock-based awards. The adoption of SFAS 123(R) will require the recognition of compensation expense for all share-based compensation. Based on the number of options currently outstanding, the adoption of SFAS 123(R) is not expected to have a significant impact on the Company’s financial condition or results of operations. However, all future grants of share-based compensation will result in the recognition of compensation expense.

           In October 2004, The American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act creates a temporary incentive for the Company to repatriate, before December 31, 2005, accumulated income earned abroad at an effective tax rate of 5.25%. On December 21, 2004 the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("SFAS 109-2"). SFAS 109-2 allows companies additional time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. The Company is currently evaluating the effects of the Act’s repatriation provision and expects to complete and execute its plan, if any, by December 31, 2005. Until that time, the Company expects to make no change in its current intention to indefinitely reinvest accumulated earnings of Interpool Limited. Should the Company decide to repatriate all or any portion of these unremitted foreign earnings, which at December 31, 2004 did not exceed $334,000, or repatriate more than this amount (the Act as applied to the Company limits the repatriation to $500,000), a one-time charge, based on the 5.25% statutory rate in the Act, would be recorded to the Consolidated Statement of Income at the time the Company completes its evaluation of the amounts to be repatriated.

Note 2 - Debt and Capital Lease Obligations

           The following table summarizes the Company’s debt and capital lease obligations as of June 30, 2005 and December 31, 2004:

                                                                                June 30,     December 31,
Total Debt and Capital Lease Obligations                                          2005           2004
----------------------------------------                                          ----           ----
Capital lease obligations payable in varying amounts through 2013               $333,149       $329,623
Chassis Securitization Facility, interest at 5.95% and 5.99% at June
  30, 2005 and December 31, 2004, respectively
Warehouse facility                                                                18,780         22,490
Debt obligation                                                                   38,920         53,875
Capital lease obligation                                                         393,185        397,834
Secured equipment financing facility, interest at 5.01% and 4.45% at
  June 30, 2005 and December 31, 2004, respectively, revolving period
  ending October 31, 2006, term out period ending April 30, 2012                 226,410        243,000
Revolving credit facility CAI, interest at 4.97% and 4.56% at June 30,
  2005 and December 31, 2004, respectively                                        97,472         65,000
6.00% Notes due 2014 (unsecured) net of unamortized discount of $32,560
  and $33,729 at June 30, 2005 and December 31, 2004, respectively               197,440        196,271
7.35% Notes due 2007 (unsecured)                                                 115,395        115,395
7.20% Notes due 2007 (unsecured)                                                  45,335         45,335
9.25% Convertible redeemable subordinated debentures, mandatory
  redemption 2022 (unsecured)                                                     37,182         37,182
9.875% Preferred capital securities due 2027 (unsecured)                          75,000         75,000
Notes and loans repayable with various rates ranging from 4.47% to
  9.77% and maturities from 2005 to 2010                                         103,486        137,193
                                                                                 -------        -------
Total Debt and Capital Lease Obligations                                       1,681,754      1,718,198
                                                                               ---------      ---------
Less Current Maturities                                                          202,949        240,553
Total Non-Current Debt and Capital Lease Obligations                          $1,478,805     $1,477,645
                                                                              ==========     ==========

           New Financings: During the first half of 2005, the Company received an additional $223,000 in net financing commitments. Commitments were received totaling $248,000 under a financing facility established on November 1, 2004 from six financial institutions, while the Company cancelled a financing commitment for $25,000 that existed as of December 31, 2004. This commitment was cancelled to allow the financial institution involved to provide a larger commitment to a $150,000 facility already established during December 2004. As of June 30, 2005, commitments totaling $423,590 were available for future use excluding $71,529 available under CAI's revolving credit facility.

           The additional commitment of $248,000 brings the total committed under the November 2004 facility to $500,000. This financing is secured by shipping containers and related leases owned by a special purpose consolidated subsidiary of the Company and leased to various third parties. The financing allows for advances from time to time up to the amount of available collateral under the facility, subject to a maximum principal amount that may be outstanding under the facility of $500,000. The interest rate under this facility is LIBOR plus 175 basis points, with a reduction to LIBOR plus 150 basis points possible as the Company’s credit rating improves. This agreement, as amended, requires that the Company enter into interest rate swap contracts in order to effectively convert at least seventy percent of the debt associated with operating lease equipment and ninety percent of the debt associated with direct financing leases from floating rate debt to fixed rate debt. On March 31, 2005, the Company entered into three interest rate swap contracts with original notional amounts totaling $204,858. These interest rate swap contracts (which are accounted for as free standing derivatives) satisfied this requirement for the amounts funded to date, and converted a significant portion of the debt outstanding from floating rate debt to fixed rate debt. The facility has a two-year term, after which the outstanding balance will be paid out in full over 66 months if it is not refinanced. At June 30, 2005, $226,410 of debt was outstanding under this facility and $273,590 was available for future use.

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

           On April 28, 2005, CAI replaced its $110,000 secured revolving credit facility, which had an outstanding principal balance of $58,500 as of March 31, 2005 (not including letters of credit in the aggregate amount of $6,000 as of March 31, 2005), that was scheduled to expire on June 27, 2005 with a new secured revolving credit facility. The new credit facility has a total commitment amount of up to $175,000 and was provided by a group of banks. The interest rate under the revolving line of credit varies depending upon whether the loans are characterized as base rate loans or Eurodollar rate loans. In addition, there is a commitment fee on the unused amount of the total commitment which fee is payable quarterly in arrears. The new credit facility provides that swing line loans (up to $10,000 in the aggregate) and standby letters of credit (up to $15,000 in the aggregate) will be available to CAI, which sublimits are part of, and not in addition to, the total commitment of $175,000 under the new credit facility. The term of this revolving credit facility is three years. In connection with its first loan request under the new credit facility, CAI repaid the outstanding principal balance of $58,000 on the existing revolving credit facility (plus interest and additional fees) and repaid $15,143 of the amounts owed to the Company under the outstanding subordinated note issued by CAI to the Company. At June 30, 2005, $97,472 was outstanding under this facility. This senior credit facility contains various financial and other covenants. At June 30, 2005, CAI was in compliance with these covenants.

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

           Debt Modifications: The Company elected not to renew the warehouse facility associated with its chassis securitization financing. As a result of this decision, the warehouse facility was not extended beyond the scheduled expiration date of March 31, 2005. Accordingly, based on the terms of the securitization financing, all cash flow from the securitization that would normally be received by the Company after the requirements of the securitization financing are satisfied will be used to pay down the warehouse facility until it is paid in full. In addition, based on the terms of the securitization financing, the interest rate on the warehouse facility was increased by 100 basis points. At June 30, 2005 $18,780 was outstanding under this facility.

           During the three months ended June 30, 2005, the Company, the holders of a majority in principal amount of the Company’s 6% Notes due 2014 (the "Notes"), the holders of a majority of the Company’s common stock purchase warrants (the "Warrants"), and the Warrant Agent for the holders of the Warrants, entered into amendments to certain agreements relating to the outstanding Notes and Warrants. These amendments extended the dates by which the Company was required to take certain actions with respect to the Notes and Warrants. Specifically, the amendments (i) extended from April 30, 2005 to June 30, 2005 the date by which the Company was required to seek stockholder approval for the purpose of ratifying the issuance of the Series B Warrants, (ii) extended from May 1, 2005 to August 1, 2005 the date by which the Company was required to file a registration statement with the Securities and Exchange Commission (the "SEC") with respect to the Warrants, (iii) extended from May 1, 2005 to August 1, 2005 the date by which the Company was required to file a registration statement with the SEC with respect to the Notes, and (iv) extended from October 1, 2005 to November l, 2005 the date on which liquidated damages will become payable with respect to the Notes and/or the Warrants if they have not been registered with the SEC. The registration statements for both the Notes and the Warrants were submitted to the SEC on August 1, 2005. As a result of these amendments, the Company is obligated to use commercially reasonable efforts to have these registration statements declared effective by the SEC by October 1, 2005. If either of these registration statements is not effective by November 1, 2005, or does not remain effective, the Company would be required to pay liquidated damages to the holders of these securities based upon a value of $150,000 for the Notes and $150,000 for the Warrants. For the first 90 days, the amount of liquidated damages to be paid related to the Warrants and the Notes will be calculated using a rate of 0.25% per annum for each day the registration statements are not effective after November 1, 2005 or if the registration statements do not remain effective and are not restored to effectiveness within a specified period of time. This percentage will be increased by 0.25% for each 90 day period, until these conditions are met, up to a maximum of 1.00% per annum. In addition, the Company and the Indenture Trustee for the Notes entered into a Supplemental Indenture dated as of June 29, 2005 with the consent of the holders of a majority in principal amount of the outstanding Notes. The Supplemental Indenture amended the Indenture dated as of September 14, 2004 relating to the Notes to provide that all determinations of the Company’s consolidated net income for purpose of the restricted payments provisions in Section 4.7 of the Indenture shall be based upon the Company’s adjusted consolidated net income, after excluding the effect on net income of any gain or loss attributable to any valuation adjustment relating to the Warrants.

           At a Special Meeting of Stockholders of the Company held on June 30, 2005, holders of a majority of the outstanding shares of the Company’s Common Stock approved a resolution ratifying the issuance by the Company of the Series B Warrants and the issuance of Common Stock upon exercise of such Series B Warrants by the holders. This affirmative vote satisfied one of the requirements of the Warrant Agreement relating to the Warrants. As a result of this vote, the Series B Warrants are now exercisable to purchase shares of Common Stock in accordance with their terms.

           Covenants: Under the Company’s secured equipment financing facility established during November 2004 (and most of its other debt instruments), the Company was required to maintain covenants (as defined in each agreement) for tangible net worth (the most stringent of which required the Company to maintain tangible net worth of at least $300,000), a fixed charge coverage ratio of at least 1.5 to 1 and a funded debt to tangible net worth ratio (as defined in the agreement) of not more than 4.0 to 1. A servicing agreement to which the Company is a party requires that it maintains a tangible net worth (including the Company’s 9.875% preferred capital securities due 2027) of at least $375,000 plus 50% of any positive net income reported from October 1, 2004 forward. Additionally, under a credit agreement, the Company is required to maintain a security deposit in the aggregate amount of at least 80% of the outstanding loan balances, including interest. This amounted to $4,050 and $4,834 at June 30, 2005 and December 31, 2004, respectively and is included in other assets on the Consolidated Balance Sheet. At June 30, 2005, under a restriction in the Company’s 6.0% Note Indenture, approximately $24,351 of retained earnings were available for dividends.

Note 3 - Segment and Geographic Data

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

           The accounting policies of the segments are the same as those described in Note 1. The Company evaluates performance based on profit or loss before income taxes. The Company’s reportable segments are strategic business units that offer different products and services. All significant transactions between segments have been eliminated. Historically, funds have been borrowed by Interpool, Inc., Trac Lease, and Interpool Limited (or their subsidiaries). Interpool, Inc. has borrowed all of the Company’s public debt. Trac Lease and Interpool, Inc. comprise the Company’s domestic intermodal equipment segment, and Interpool Limited and CAI comprise the container leasing segment. For purposes of segment reporting the outstanding debt and related interest expense are recorded by the borrowing entity. Advance rates for secured loans have been approximately the same for both chassis and containers, and have generally been in the 75-85% range. To the extent that we lease chassis equipment in from other parties, the effective advance rate is generally 100%.

Segment Information:

                                                                         Domestic
                                                         Container      Intermodal
           Six Months Ended June 30, 2005                 Leasing        Equipment        Totals
           ------------------------------                 -------        ---------        ------

Equipment leasing revenue                                  $87,343        $103,746        $191,089

Other revenue                                                5,760           5,626          11,386

Lease operating and administrative expenses                 21,739          52,197          73,936

Provision for doubtful accounts                                485             486             971

Fair value adjustment for derivative instruments             2,166             (39)          2,127

Fair value adjustment warrants                                 ---         (14,207)        (14,207)

Depreciation and amortization of leasing equipment          27,317          16,608          43,925

Impairment of leasing equipment                                842           1,227           2,069

Other (income)/expense, net and minority interest           (2,027)            154          (1,873)

Income for investments under equity method                     ---            (348)           (348)

Interest income                                             (1,151)         (4,474)         (5,625)

Interest expense                                            17,291          42,195          59,486

Income before provision for income taxes                    26,441          15,573          42,014

Net investment in DFL's                                    291,070          81,981         373,051

Leasing equipment, net                                     819,473         946,657       1,766,130

Equipment purchases and investments in DFL's               171,687          75,829         247,516

Total segment assets                                    $1,208,780      $1,264,744      $2,473,524

                                                                          Domestic
                                                         Container       Intermodal
           Six Months Ended June 30, 2004                 Leasing        Equipment        Totals
           ------------------------------                 -------        ---------        ------

Equipment leasing revenue                                  $88,780         $101,869       $190,649

Other revenue                                                4,656            3,448          8,104

Lease operating and administrative expenses                 24,386           42,678         67,064

Provision for doubtful accounts                                637              467          1,104

Fair value adjustment for derivative instruments            (1,338)            (551)        (1,889)

Depreciation and amortization of leasing equipment          29,206           16,345         45,551

Impairment of leasing equipment                              1,266            2,147          3,413

Gain on settled insurance litigation                        (3,781)          (2,486)        (6,267)

Other (income)/expense, net and minority interest           (2,547)             689         (1,858)

Income for investment under equity method                      ---             (384)          (384)

Interest income                                               (717)            (472)        (1,189)

Interest expense                                            17,773           36,898         54,671

Income before provision for income taxes                    28,551            9,986         38,537

Net investment in DFL's                                    294,840           88,020        382,860

Leasing equipment, net                                     729,446          885,005      1,614,451

Equipment purchases and investment in DFL's                105,704           18,860        124,564

Total segment assets                                    $1,187,816       $1,114,520     $2,302,336

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

Geographic Information:

                                                             Six Months Ended June 30,
                                                             -------------------------
                                                              2005              2004
                                                              ----              ----
   EQUIPMENT LEASING REVENUE:
   United States                                            $125,724            $121,936
   International                                              65,365              68,713
                                                              ------              ------
                                                            $191,089            $190,649
                                                            ========            ========

   LEASING EQUIPMENT, NET:
   United States                                          $1,134,341          $1,052,980
   International                                             631,789             561,471
                                                             -------             -------
                                                          $1,766,130          $1,614,451
                                                          ==========          ==========

   ASSETS:
   United States                                          $1,494,338          $1,318,852
   International                                             979,186             983,484
                                                             -------             -------
                                                          $2,473,524          $2,302,336
                                                          ==========          ==========

Note 4 - Derivative Instruments

           The Company’s assets are primarily fixed in nature while a significant portion of its debt instruments are floating. The Company employs derivative financial instruments (interest rate swap agreements) to effectively convert certain floating rate debt instruments into fixed rate instruments and thereby manage its exposure to fluctuations in interest rates.

           As of June 30, 2005 and December 31, 2004, included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets are liabilities of $17,398 and $19,745, respectively, representing the market value of the Company’s interest rate swap contracts.

           The unrealized pre-tax income on cash flow hedges for the six months ended June 30, 2005 of $4,371 and the related income tax effect of $1,443 have been recorded by the Company as a component of accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets.

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

           On March 31, 2005, the Company entered into three interest rate swap contracts with original notional amounts totaling $204,858. These three interest rate swap contracts are a result of the November 2004 facility, as amended, which required that the Company enter into interest rate swap contracts in order to effectively convert at least seventy percent of the debt associated with operating lease equipment and ninety percent of the debt associated with direct financing leases from floating rate debt to fixed rate debt. These interest rate swap contracts (which are accounted for as free standing derivative instruments) satisfied this requirement for the amounts funded to date, and convert a significant portion of the debt outstanding from floating rate debt to fixed rate debt. During the three months ended June 30, 2005, the Company did not enter into any new interest rate swap contracts.

           During the six months ended June 30, 2005, the Company terminated five interest rate swap contracts with outstanding notional amounts totaling $33,969. As a result of terminating these swap contracts, the Company recognized a gain of $103 which is included in fair value adjustment for derivative instruments in the Condensed Consolidated Statement of Income.

           As of June 30, 2005, the Company held interest rate swap agreements with various financial institutions. The aggregate notional balance of the swaps was $559,341 as of June 30, 2005.

           For the three months ended June 30, 2005, the Company reported $2,802 of pre-tax expense in the Condensed Consolidated Statements of Income due to changes in the fair value of interest rate swap agreements which do not qualify as cash flow hedges under SFAS 133. This compares to $2,871 of pre-tax income for the three months ended June 30, 2004.

           For the six months ended June 30, 2005 the Company reported $2,127 of pre-tax expense in the Condensed Consolidated Statements of Income due to changes in the fair value of interest rate swap agreements which do not qualify as cash flow hedges under SFAS133. This compares to $1,889 of pre-tax income for the six months ended June 30, 2004.

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

           The fair value of the warrants at the date of the transaction was estimated at $22,500 and was recorded in warrant liability on the Consolidated Balance Sheet, with the offset recorded as a discount on the Notes. This discount is being amortized as interest expense using the effective interest method over the ten-year life of the Notes. The overall interest rate on the Notes, including the amortization of the original issue discount, is approximately 8.3%.

           EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in a Company’s Own Stock ("EITF 00-19") requires freestanding contracts that are settled in a Company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or liability must be carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. The Company has classified these warrants as a liability because the requirements of EITF 00-19 for classification of the warrants as equity have not been satisfied. During the period in which the warrants are classified as a liability, any changes in fair value will be reported as fair value adjustment for warrants in the Condensed Consolidated Statement of Income. Due to changes to items which affect the calculation of the fair value of the Warrants including the decrease in the market value of the Company’s common stock during the first six months of 2005, the increase in our common stock dividend rate announced during the second quarter, and the reduction in interest rates for U.S. Treasury securities that occurred during the second quarter, the estimated fair market value of these Warrants decreased from $71,722 at December 31, 2004 to $57,515 at June 30, 2005. As a result, during the six-months ended June 30, 2005, the Company recorded non-cash income of $14,207 (for which no tax expense is derived) which has been reflected as fair value adjustment for warrants on the accompanying Condensed Consolidated Statements of Income. Accordingly, future changes to the fair market value of these Warrants have the potential to cause volatility in our future results. For the period of time that these warrants are classified as a liability, any increase in the estimated fair market value of the Warrants will result in a non-cash expense to the Condensed Consolidated Statements of Income. If the estimated fair market value of the Warrants decreases in the future the Company will record non-cash income in its Condensed Consolidated Statements of Income. In the event that the conditions of EITF 00-19 are met for classification of the Warrants as equity, the liability account representing the estimated fair value of the warrants at the date the conditions are met would be reclassified to additional paid-in-capital on the Consolidated Balance Sheets. For further discussion of these Warrants and the conditions that must be met for equity treatment under the provisions of EITF 00-19, see Note 4 to the Consolidated Financial Statements included in our December 31, 2004 Form 10-K.

Note 5 - Income Taxes

           July 2004 Protocol to the United States and Barbados Tax Treaty: Through December 31, 2004 Interpool Limited claimed treaty benefits under the United States and Barbados income tax treaty ("pre-2005 Treaty"). The pre-2005 Treaty contained a limitation on benefits provision which denied treaty benefits under certain circumstances. However, Interpool Limited did not fall within the pre-2005 Treaty’s limitation on benefits provision.

           On July 14, 2004, the United States and Barbados signed a protocol to the pre-2005 Treaty which was ratified on December 20, 2004 ("post-2004 Treaty") that contains a more restrictive limitation on benefits provision than the pre-2005 Treaty. The post-2004 Treaty took effect on January 1, 2005 following its ratification by the United States Senate and the government of Barbados on December 20, 2004. Under the post-2004 Treaty, Interpool Limited is only eligible for Treaty benefits with respect to its container rental and sales income if, among other things, Interpool, Inc., is listed on a "recognized stock exchange" and Interpool, Inc.’s stock is "primarily" and "regularly" traded on such exchange.

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

Note 6 - Contingencies and Commitments

           At June 30, 2005 commitments for capital expenditures totaled approximately $107,884 with approximately $68,060 committed for the remainder of fiscal 2005 and $39,824 committed for 2006.

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

Pending Governmental Investigations

           Following the Company’s announcement in July 2003 that its Audit Committee had commissioned an internal investigation by special counsel into its accounting, the Company was notified that the SEC had opened an informal investigation of Interpool. As the Company anticipated, this investigation was subsequently converted to a formal investigation and remains pending as of the date this Form 10-Q was filed with the SEC. The Company is cooperating fully with this investigation. The New York office of the SEC received a copy of the written report of the internal investigation and has received documents and information from the Company, its Audit Committee and certain other parties pursuant to SEC subpoenas. In late 2003, the Company was advised that the United States Attorney’s office for the District of New Jersey received a copy of the written report of the internal investigation and opened a parallel investigation focusing on certain matters described in the report by the Audit Committee’s special counsel. The Company was informed that Interpool is neither a subject nor a target of the investigation by the U.S. Attorney’s office. The Company cannot predict the final outcome of these investigations and accordingly cannot be assured that they will not result in the taking of actions adverse to us.

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

           At June 30, 2005, the following guarantees were issued and outstanding:

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

           Contractual Relationships

           The Company entered into a number of operating leases as lessee during 2000 and 2002 in which it guaranteed a portion of the residual value of the leased equipment to the lessor. These leases have terms that expire between 6 and 9 years. If at the end of the lease term the fair market value of the equipment is below the guaranteed residual value in the agreement, the Company is liable for a percentage of the deficiency. The total of these guarantees is $12,405 of which $1,451 could be due in 2 to 3 years, $6,560 could be due in 4 to 5 years, and the remaining $4,394 potentially due in greater than 5 years. As of June 30, 2005 and December 31, 2004, included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets are liabilities of $210 and $188, respectively, representing the accrual for the estimated exposure under these guarantees.

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

           Standby Letters of Credit

           As of June 30, 2005, CAI, a consolidated subsidiary, had two outstanding letters of credit totaling $6,000, which guarantee its obligations under certain operating lease agreements. These letters of credit expire in April, 2008.

Settled Insurance Litigation

          In connection with an insurance claim related to the default of a South Korean customer and a subsequent lawsuit filed by the insurance carriers against the Company, on June 17, 2004 the Company signed an agreement settling the lawsuit and our claims under the policy. Under the terms of the settlement agreement, the insurance carriers agreed to pay the Company a total of $26,400 of which $17,390 was received in June 2004 and $9,010 was received in July 2004. In addition, the Company received the right to retain any of the equipment it had recovered since the date of the claim. In addition, the Company recognized a pre-tax gain of $6,267 ($5,178 net of tax) related to the $26,400 settlement of the claim during the three months ended June 30, 2004.

Note 7 - Subsequent Events

Financing Activities

           On July 1, 2005 the Company utilized $30,000 of the $150,000 financing commitment completed during December 2004 to finance previously purchased equipment. Following this funding, $120,000 of this commitment is available for future use.

           On July 1, 2005, the record date for the Company’s common stock dividend payment made on July 15, 2005, the exercise price for the Company’s common stock purchase warrants was adjusted from $18.00 per share to $17.99 per share pursuant to the terms of the Warrant Agreement executed during September 2004.  The change in exercise price was required under the anti-dilution provisions of the Warrant Agreement due to the increase in the Company’s common stock dividend payment made on July 15, 2005 from the previous rate of $0.0625 per share to $0.075 per share. Because the Company has announced that future quarterly dividend payments are expected to be in the amount of $0.075 per share, similar adjustments to the exercise price will be required for subsequent common stock dividend payments; to the extent they exceed $0.625 per share per quarter.

           During the third quarter, the Company extended and amended its employment agreement with Herbert Mertz, Executive Vice President, Chief Administrative Officer and Chief Operating Officer of Trac Lease, for an additional one year term which will commence on January 1, 2006 and expire on December 31, 2006. In addition, the Company granted Mr. Mertz 50,000 common stock options at a price of $21.05 per share, pursuant to the Company’s 2004 Stock Option Plan for Executive officers, vesting in installments through 2007.

           On August 1, 2005, the Company submitted S-1 and S-4 registration statements with the SEC for its common stock purchase warrants (and the underlying shares of common stock) and its 6% Notes due 2014, respectively, pursuant to the requirements of the Registration Rights and Investor Rights Agreements, as amended, that were entered into in connection with the sale of these securities during 2004.

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

          Our primary sources of equipment leasing revenue are derived from operating leases and income earned on direct financing leases. We generate this revenue through leasing transportation equipment, primarily intermodal container chassis and intermodal dry freight standard containers. Operating lease equipment (operating leases) and direct financing leases are the two major asset types that generate this revenue. In the case of operating lease equipment, we retain the substantive risks and rewards of equipment ownership. In the case of direct financing leases, the lessee generally has the substantive risks and rewards of equipment ownership and the right to purchase the equipment at the end of the lease term. This equipment leasing revenue is supplemented by other sources of revenue such as fees charged to the lessee for handling, delivery and repairs earned under contractual agreement with the lease customer. Equipment leasing revenue derived from an operating lease generally consists of the monthly lease payments from the customer. For direct financing leases, the lessee’s payment is segregated into principal and interest components much like a loan. The interest component, calculated using the effective interest method over the term of the lease, is recognized by us as equipment leasing revenue. The principal component of the direct financing lease payment is reflected as a reduction to the net investment in the direct financing lease. Other revenues consist primarily of fees charged to the lessee for handling of our equipment, and repairs for which the customer is responsible under the terms of their lease agreement.

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

          During the first half of 2005, as compared with the first half of 2004, total equipment leasing revenues were essentially unchanged. Our fleet of containers increased from 808,000 twenty-foot equivalent units ("TEU") at December 31, 2004 to 831,000 TEU at June 30, 2005 primarily due to the purchase of new containers. The size of our chassis fleet increased from 208,000 units at December 31, 2004 to 216,000 units at June 30, 2005. We have continued to experience high utilization of equipment, both in our container and chassis business segments during the first half of 2005. Utilization of our container and chassis fleets at June 30, 2005 (including equipment on both operating and direct financing leases) were 97% and 96%, respectively, as compared to 99% and 97%, respectively, at December 31, 2004.

          Daily rental rates for long-term leases of new equipment in our container fleet rose during the first half of 2005 primarily due to the increased cost of new equipment. During the second quarter of 2005, however, an excess supply of new containers has developed in China. While we believe this situation is probably temporary due to the significant deliveries of container ships scheduled for the next several years and the normal retirement of older containers, it has resulted in a slowing of new production, some reduction in new container prices and, in turn, has also resulted in some softness in leasing demand and daily rental rates for long-term leases of new equipment. In addition, daily rental rates for used containers are very competitive and expiring operating leases are sometimes renewed at daily rental rates that are lower than the rental rates during the initial lease term. During the second quarter of 2005, the number of new containers we had available for long-term lease increased, as customer demand for new on-hires was below demand expectations. However, we do expect to place most of this equipment on long-term lease during the third and fourth quarters of 2005.

          Lease rates for new chassis rose during the first half of 2005 due to both the increased cost of new equipment and the overall limitations in production space. Lease rates for used chassis have been gradually rising since mid-2004 largely due to the depletion of used chassis inventories and the rising price of new and remanufactured chassis. The demand for new chassis remained strong during the second quarter of 2005.

          We anticipate that industry demand for chassis and containers will generally be strong in 2006. This expectation is supported by continued anticipation of a major expansion of the world cellular container ship fleet through 2008 as evidenced by recent reports that the major shipyards are experiencing large order backlogs through 2008. As reported in the November 2004 and May 2005 editions of Containerisation International, the world container fleet (excluding vessels to be scrapped) is expected to increase by 13.2% in 2005, 17.4% in 2006, 17.4% in 2007 and 10.0% in 2008 and beyond. As of January 1, 2005, the total container ship order book was comprised of approximately 1,045 ships with a total capacity of approximately 4.1 million TEU, for an increase of approximately 58% of the world cellular container ship capacity. Nevertheless, periods of fluctuation in leasing demand can occur. During the second quarter of 2005, we noted decreases in leasing demand for containers and in daily rental rates for long-term container leases. We are not able currently to predict whether this decrease in demand represents a trend that will continue in the third quarter or thereafter.

          We believe a number of factors have contributed to the high utilization of equipment in the industry. From 2002 to 2003, according to the Containerisation International Yearbook 2005, global containerized traffic increased by 9.6%, from 276.6 million TEU in 2002 to 303.1 million TEU in 2003, fueling demand for transportation equipment generally. In addition, several major shipping lines started to bring new, very large 8,000-9,000 TEU ships to the West Coast of the United States in the fall of 2004. When ships of this size are unloaded, they require the use of a larger number of chassis to move the containers to local railroad terminals or their final destinations. The large quantity of vessels on order will also require additional containers to support them. Demand for chassis has also been affected by the inability of large, fully loaded ships to pass through the Panama Canal. These ships typically discharge their cargo on the West Coast of the United States, with the cargo being moved by "land bridges", by truck and rail, inland and across the country, using chassis at various stages during this process. At the same time, the demand for chassis, along with increased congestion at many of the rail and marine facilities around the country, have fueled an increase in the pooling of chassis for greater efficiencies. Correspondingly, we have experienced an increase in demand for our "PoolStat"TM chassis management services as more shipping lines are entering into these chassis sharing arrangements. In addition, we have continued to experience high demand in our own Trac Lease neutral chassis pools at railroads and marine terminals.

          During the first six months of 2005, we received net additional financing commitments of $223.0 million from several institutions. At June 30, 2005, (excluding $71.5 million available under CAI’s revolving credit facility), we have a total of $423.6 million of unused commitments for growth, to re-finance existing secured debt or for other working capital requirements. Our interest expense was $4.8 million higher during the first half of 2005 than it was during the first half of 2004 as we experienced a higher level of interest rates, coupled with an increase in the amortization of deferred financing fees. These increases were partially offset by the fact that waiver-related bank fees paid during the first half of 2005 were significantly lower than they had been during the first half of 2004. The increase in interest rates is due to an overall increase in interest rates for new borrowings, including the issuance during late 2004 of the $230.0 million of Notes due in 2014 which have an overall interest rate of 8.3%, including the amortization of the original issue discount. We regularly evaluate financing proposals which, when coupled with available cash balances and funds available under commitments mentioned above, could be used for growth, for refinancing existing facilities and for working capital.

          As of June 30, 2005, our commitments for future capital expenditures totaled approximately $107.9 million with approximately $68.1 million committed for the remainder of fiscal 2005. Our available liquidity at June 30, 2005, including $495.1 million available under credit facilities, was $653.5 million after deducting $21.9 million of restricted cash. Required debt repayments and capital lease payments for the next 12 months totaled $202.9 million. Based on our existing cash balances, financings closed, and our financial projections of operating cash flow for the future, we believe that we will have sufficient liquidity to grow our portfolio while meeting our obligations and commitments as they become due.

          Other than interest expense and depreciation expense on our operating lease equipment, our primary expenses are corporate administrative and lease operating expenses, which include maintenance and repair expense, as well as storage and positioning expense. Our lessees are generally responsible for lease operating expenses during the term of their lease. Our corporate administrative expenses are primarily employee related costs such as salary expense, costs of employee benefits, information technology expenses and travel and entertainment costs, as well as expenses incurred for outside services such as legal, consulting and audit related fees. During the first six months of 2005, lease operating and administrative expenses as a percentage of total revenues were 36.5%, compared to 33.7% during the same period in 2004. This increase was primarily due to an increase in maintenance and repair costs partially offset by a decrease in storage costs. The additional personnel and systems enhancements we are adding to improve our internal controls, as well as additional procedures being implemented to comply with Sarbanes-Oxley requirements, have also added incremental administrative expenses in 2005.

          Non-performing receivables totaled $11.7 million at June 30, 2005 compared with $12.5 million at December 31, 2004. Reserves of $11.3 million and $11.8 million, respectively, have been established against these non-performing receivables. During the first six months of 2005, receivable write-offs net of recoveries totaled $0.8 million as compared with $0.9 million for the same period in 2004.

          Our net income for the six months ended June 30, 2005 was $37.3 million as compared with $31.4 million for the six months ended June 30, 2004, an increase of 18.7%. The June 30, 2005 net income included non-cash income of $14.2 million (for which no tax expense is recorded) resulting from the change in fair value of the warrants issued by us during September 2004 in connection with a Securities Purchase Agreement pursuant to which we sold $150.0 million of 6.0% notes due in 2014. Additionally, the June 30, 2004 net income included income of $5.2 million (net of tax) related to an insurance settlement. Our net income per share on a fully diluted basis for the six months ended June 30, 2005 and 2004 was $1.17 and $1.07, respectively. Annualized return on average stockholders' equity was 18.1% for the six months ended June 30, 2005. Excluding the non-cash income for the change in the fair value of the warrants, the annualized return on average stockholder's equity was 11.4% for the six months ended June 30, 2005. Excluding the non-cash expense for the change in the fair value of the warrants and the gain on settled insurance litigation, the annualized return on average stockholders equity was 12.8% for the year ended December 31, 2004.

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

          Through December 31, 2004, we claimed treaty benefits under the United States and Barbados income tax treaty ("pre-2005 Treaty"). The pre-2005 Treaty contained a limitation on benefits provision which denied treaty benefits under certain circumstances. However, we did not fall within the pre-2005 Treaty’s limitation on benefits provision.

          On July 14, 2004, the United States and Barbados signed a protocol to the pre-2005 Treaty which was ratified on December 20, 2004 ("post-2004 Treaty") that contains a more restrictive limitation on benefits provision than the pre-2005 Treaty. The post-2004 Treaty took effect on January 1, 2005 following its ratification by the United States Senate and the government of Barbados on December 20, 2004. Under the post-2004 Treaty, Interpool Limited is only eligible for Treaty benefits with respect to its container rental and sales income if, among other things, Interpool, Inc., is listed on a "recognized stock exchange" and Interpool, Inc.’s stock is "primarily" and "regularly" traded on such exchange.

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

          The sections that follow analyze our results of operations by financial statement caption and provide a more detailed discussion of our performance for the three and six months ended June 30, 2005 as compared to the prior year period.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

          Equipment Leasing Revenue. Our equipment leasing revenues increased to $95.9 million for the three months ended June 30, 2005, from $95.7 million in the three months ended June 30, 2004, an increase of $0.2 million.

          Container leasing segment revenues decreased to $43.5 million for the three months ended June 30, 2005, compared to $44.9 million in the three months ended June 30, 2004, a decrease of $1.4 million or 3%. The decrease was primarily attributable to a reduction in container operating lease revenues of $0.9 million and a reduction in direct financing lease revenues of $0.4 million. The decrease in container operating lease revenues, as compared to the prior year period, is primarily due to a decrease in utilization rates and a reduction in the average size of our container operating lease fleet. The decrease in direct financing lease revenues, as compared to the prior year period, is primarily due to the run-off of the finance lease portfolio at a rate which was faster than the addition of new leases to our direct financing leases portfolio. The daily rental rates for the overall container fleet were higher, partially offsetting the reduced revenue resulting from the reduction in the average size of our container operating lease fleet and the decrease in our utilization rates. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire regardless of whether all of these units are generating revenue. Under this method, utilization rates of our container operating lease fleet were 95% and 98% at June 30, 2005 and 2004, respectively. This reduction in utilization is primarily the result of the acquisition of our new containers which have not yet been placed on lease. The utilization rates of our operating lease container fleet, considering CAI's actual utilization rates for our operating lease containers managed by CAI, were 92% and 94% at June 30, 2005 and 2004, respectively.

          Domestic intermodal equipment segment revenues increased to $52.4 million for the three months ended June 30, 2005, from $50.8 million in the three months ended June 30, 2004, an increase of $1.6 million or 3%. The increase was attributable to an increase in chassis operating lease revenues of $1.8 million, partially offset by a decrease in direct financing lease revenues of $0.2 million. The incremental chassis operating lease revenues are primarily due to an increase in our chassis operating lease fleet which increased in size by 4%. The utilization rates of our domestic intermodal chassis operating lease fleet were 96% and 97% at June 30, 2005 and 2004, respectively.

          Other Revenue. Our other revenues increased to $6.5 million for the three months ended June 30, 2005, from $4.0 million in the three months ended June 30, 2004, an increase of $2.5 million or 63%.

          Container leasing segment other revenues increased to $3.3 million for the three months ended June 30, 2005, compared to $2.2 million in the three months ended June 30, 2004, an increase of $1.1 million or 50%. The increase was primarily attributable to an increase in billable repairs to our lessees at the termination of a lease of $1.0 million.

          Domestic intermodal equipment segment other revenues increased to $3.2 million for the three months ended June 30, 2005, from $1.8 million in the three months ended June 30, 2004, an increase of $1.4 million or 78%. The increase was primarily attributable to an increase in billable repairs to our lessees at the termination of a lease of $0.8 million and an increase in chassis positioning revenue of $0.7 million.

          Lease Operating and Administrative Expenses. Our lease operating and administrative expenses increased to $37.0 million for the three months ended June 30, 2005 from $34.6 million in the three months ended June 30, 2004, an increase of $2.4 million or 7%.

The increase was primarily due to:

•	An increase in maintenance and repair costs of $3.5 million primarily due to an increase in chassis assigned to chassis pools which generate higher daily rental rates and higher repair expenses. In addition, we experienced an increase in the number of chassis that were refurbished or remanufactured during the current period which resulted in an increase to maintenance and repairs costs.

•	An increase in positioning and handling of our equipment resulting in an increase in expense of $0.9 million.

•	A decrease in storage costs of $0.8 million primarily due to increased utilization experienced within CAI's container fleet as well as our containers managed by CAI.

•	A decrease in equipment rental costs of $0.5 million primarily due to the buyout of leases related to container equipment which had previously been leased-in by CAI.

•	A decrease in audit expenses of $0.4 million.

•	A decrease in legal and consulting fees of $0.2 million primarily due to a reduction in services provided by a financial advisor as required by an amendment to a revolving credit facility and reduced legal fees incurred in connection with the SEC investigation, partially offset by increased consulting services in order to comply with the Sarbanes-Oxley Act and other corporate initiatives.

A further breakdown of the lease operating and administrative expense variances, as compared to the prior period, by reportable segment is as follows:

•	Container leasing segment lease operating and administrative expenses decreased to $11.3 million for the three months ended June 30, 2005 from $12.2 million in the three months ended June 30, 2004, a decrease of $0.9 million or 7%. This decrease can be summarized as follows:

                                                                                  Container
                           (Dollars in millions)                                   Leasing
                           ---------------------                                   -------
                           Storage expense                                          $(0.6)
                           Equipment rental expense                                  (0.5)
                           Other, net                                                 0.2
                                                                                      ---
                           Total                                                    $(0.9)
                                                                                    =====
•	Domestic intermodal equipment segment lease operating and administrative expenses increased to $25.7 million for the three months ended June 30, 2005 from $22.4 million in the three months ended June 30, 2004, an increase of $3.3 million or 15%. This increase can be summarized as follows:

                                                                                      Domestic
                                                                                     Intermodal
                          (Dollars in millions)                                      Equipment
                          ---------------------                                      ---------
                          Maintenance and repairs expense                              $3.5
                          Positioning and handling expense                              0.8
                          Audit expense                                                (0.3)
                          Storage expense                                              (0.2)
                          Legal and consulting fees                                    (0.2)
                          Other, net                                                   (0.3)
                                                                                       ----
                          Total                                                        $3.3
                                                                                       ====

           Provision for Doubtful Accounts. Our provision for doubtful accounts decreased to $0.2 million for the three months ended June 30, 2005 from $0.5 million for the three months ended June 30, 2004. During the three months ended June 30, 2005, our nonperforming receivables remained relatively unchanged ($11.7 million at June 30, 2005 and March 31, 2005). As of June 30, 2005 and March 31, 2005, our non-performing receivables, net of applicable reserves, were 0.58% and 0.60%, respectively, of accounts receivable, net. Our provision for doubtful accounts is provided based upon a quarterly review of the receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of direct financing lease receivables.

           Fair Value Adjustment for Derivative Instruments. Our non-cash fair value adjustment for derivative instruments expense amounted to $2.8 million for the three months ended June 30, 2005 as compared to income of $2.9 million for the three months ended June 30, 2004. The expense for the three months ended June 30, 2005, as well as the income for the prior year period, was primarily due to the change in fair value of interest rate swap agreements held which do not qualify as cash flow hedges.

           Fair Value Adjustment for Warrants. Our non-cash fair value adjustment for warrant income amounted to $7.3 million for the three months ended June 30, 2005, without a similar item in the prior year period. The income for the three months ended June 30, 2005 was due to the change during the second quarter of 2005 in the estimated fair value of the Warrants issued during September 2004 in connection with the 6.0% Notes, which Warrants are classified as a liability on the accompanying Consolidated Balance Sheets. This reduction in the value of the Warrants was due to changes to items which affect the calculation of the fair value of the Warrants including the decrease in the market value of our common stock during the second quarter of 2005, the increase in our common stock dividend payments announced during the second quarter, and the reduction in interest rates for U.S. Treasury securities that occurred during the second quarter. The estimated fair market value of these Warrants decreased from $64.9 million at March 31, 2005 to $57.5 million at June 30, 2005. Because these Warrants are classified as a liability, any increase in the estimated fair market value of the Warrants will result in a non-cash expense to the Condensed Consolidated Statements of Income. If the estimated fair market value of the Warrants decreases in the future, we will record non-cash income in our Condensed Consolidated Statements of Income. Accordingly, future changes to the estimated fair market value of these Warrants have the potential to cause volatility in our future results.

           Depreciation and Amortization of Leasing Equipment. Our depreciation and amortization expenses decreased to $21.9 million for the three months ended June 30, 2005, from $22.7 million for the three months ended June 30, 2004, a decrease of $0.8 million or 4%. This decrease was primarily due to reductions in depreciation within the container leasing segment. For a majority of the current year period, the size of the container operating lease fleet was lower than the corresponding fleet size in 2004 due to ongoing sales of used containers. At June 30, 2005, the container fleet showed an increase over 2004 levels due to the acquisition of equipment during the late stages of the current year period.

           Impairment of Leasing Equipment. Our expense related to the impairment of leasing equipment decreased to $1.2 million for the three months ended June 30, 2005, from $1.4 million for the three months ended June 30, 2004, a decrease of $0.2 million. This decrease was primarily due to a reduction in impairment losses related to damaged equipment that was subsequently remanufactured.

           Income for Investments Accounted for Under the Equity Method. The increase in income for investments accounted for under the equity method of $0.1 million during the three months ended June 30, 2005 resulted primarily from increased earnings from those investments.

           Gain on Settled Insurance Litigation. During the three months ended June 30, 2004, the Company signed an agreement settling the lawsuit and claims under our insurance policy related to the default of a South Korean customer. In connection with this settlement, the Company recognized a pre-tax gain of $6.3 million related to the $26.4 million settlement of the claim. (See Note 6 – Commitments and Contingencies – Settled Insurance Litigation).

           Other Income, Net. We had other income of $1.6 million during the three months ended June 30, 2005 compared to $4.0 million of other income for the three months ended June 30, 2004. The decrease of $2.4 million was primarily due to a decrease of $3.0 million in gains on equipment sales to third parties recognized by CAI, partially offset by an increase in gains on equipment sales of $0.5 million primarily due to the favorable market conditions we experienced in the resale sector for containers. The decrease in gains on equipment sales recognized by CAI was primarily due to a decrease in volume of units sold to third parties.

           Interest Expense. Our interest expense increased to $30.1 million in the three months ended June 30, 2005 from $26.3 million in the three months ended June 30, 2004, an increase of $3.8 million or 14%. This increase was primarily attributable to increased interest rates resulting in increased interest expense of $4.1 million and an increase in amortization of deferred financing fees of $0.2 million, partially offset by a decrease of $0.3 million for bank fees in order to obtain waivers related to our delayed SEC filings and reduced borrowings resulting in a reduction in interest expense of $0.2 million. The increase in interest rates is due to an overall increase in interest rates for new borrowings, including the issuance during late 2004 of the $230.0 million of Notes due in 2014 which have an overall interest rate of 8.3%, including the amortization of the original issue discount.

           Interest Income. Our interest income increased to $1.7 million in the three months ended June 30, 2005 from $0.5 million in the three months ended June 30, 2004, an increase of $1.2 million. The increase in interest income was primarily due to an increase in average invested cash balances due to the proceeds received during late 2004 under new debt agreements and higher interest rates on the invested cash balances.

           Minority Interest Expense, Net. The change in minority interest expense, net of $0.4 million for the three months ended June 30, 2005 as compared to the prior year was primarily due to a decrease in net income reported by our 50%-owned consolidated subsidiary, CAI.

           Provision for Income Taxes. We recorded an income tax provision of $1.6 million for the three months ended June 30, 2005 as compared to $4.8 million for the three months ended June 30, 2004. This decrease resulted principally from the net decrease in taxable income of $14.8 million after adjusting for the $7.3 million permanent tax difference that arose from the non-cash income pertaining to the Warrant liability.

           Interpool Limited's pre-tax income (international sourced income) is taxed at a low rate (approximately 3%) due to the income tax convention between the United States and Barbados. The domestic intermodal division's pre-tax income (United States sourced income), including corporate activities and the results of operations of CAI, is taxed at the higher United States tax rates. During the three months ended June 30, 2005, 27% of taxable income was generated from United States sources as compared to 41% during the three months ended June 30, 2004, thus contributing to the reduced provision for income taxes.

           Net Income. As a result of the factors described above, our net income decreased to $16.9 million in the three months ended June 30, 2005 from $21.2 million in the three months ended June 30, 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

           Equipment Leasing Revenue. Our equipment leasing revenues increased to $191.1 million for the six months ended June 30, 2005, from $190.6 million in the six months ended June 30, 2004, an increase of $0.5 million.

           Container leasing segment revenues decreased to $87.3 million for the six months ended June 30, 2005, compared to $88.8 million in the six months ended June 30, 2004, a decrease of $1.5 million or 2%. The decrease was primarily attributable to a reduction in direct financing lease revenues of $1.3 million and a reduction in container operating lease revenues of $0.1 million. The decrease in container operating lease revenues, as compared to the prior year period, is primarily due to a decrease in utilization rates and a reduction in the average size of our container operating lease fleet. The decrease in direct financing lease revenues, as compared to the prior year period, is primarily due to the run-off of the finance lease portfolio at a rate which was faster than the addition of new leases to our direct financing leases portfolio. The daily rental rates for the overall container fleet were slightly higher, partially offsetting the reduced revenue resulting from the reduction in the average size of our container operating lease fleet and the decrease in our utilization rates. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire regardless of whether all of these units are generating revenue. Under this method, utilization rates of our container operating lease fleet were 95% and 98% at June 30, 2005 and 2004, respectively. This reduction in utilization is primarily the result of the acquisition of our new containers which have not yet been placed on lease. The utilization rates of our operating lease container fleet, considering CAI's actual utilization rates for our operating lease containers managed by CAI, were 92% and 94% at June 30, 2005 and 2004, respectively.

           Domestic intermodal equipment segment revenues increased to $103.7 million for the six months ended June 30, 2005, from $101.9 million in the six months ended June 30, 2004, an increase of $1.8 million or 2%. The increase was attributable to an increase in chassis operating lease revenues of $2.5 million, partially offset by a decrease in direct financing lease revenues of $0.6 million. The incremental chassis operating lease revenues are primarily due to an increase in our chassis operating lease fleet which increased in size by 3%. The decrease in direct financing lease revenues, as compared to the prior year period, is primarily due to the run-off of the finance lease portfolio at a rate which is faster than the addition of new leases to our direct financing leases portfolio. The utilization rates of our domestic intermodal chassis operating lease fleet were 96% and 97% at June 30, 2005 and 2004, respectively.

           Other Revenue. Our other revenues increased to $11.4 million for the six months ended June 30, 2005, from $8.1 million in the six months ended June 30, 2004, an increase of $3.3 million or 41%.

           Container leasing segment other revenues increased to $5.8 million for the six months ended June 30, 2005, compared to $4.7 million in the six months ended June 30, 2004, an increase of $1.1 million or 23%. The increase was primarily attributable to an increase in container positioning revenue of $0.6 million and an increase in billable repairs to our lessees at the termination of a lease of $0.5 million.

           Domestic intermodal equipment segment other revenues increased to $5.6 million for the six months ended June 30, 2005, from $3.4 million in the six months ended June 30, 2004, an increase of $2.2 million or 65%. The increase was primarily attributable to an increase in billable repairs to our lessees at the termination of a lease of $1.4 million and an increase in chassis positioning revenue of $0.8 million.

           Lease Operating and Administrative Expenses. Our lease operating and administrative expenses increased to $73.9 million for the six months ended June 30, 2005 from $67.1 million in the six months ended June 30, 2004, an increase of $6.8 million or 10%.

The increase was primarily due to:

•	An increase in maintenance and repair costs of $6.5 million primarily due to an increase in chassis assigned to chassis pools which generate higher daily rental rates and higher repair expenses. In addition, we experienced an increase in the number of chassis that were refurbished or remanufactured during the current period which resulted in an increase to maintenance and repairs costs. These increases were partially offset by a reduction in the repair activity within the container product line.

•	An increase in salary expense of $1.2 million primarily related to an increase in headcount and other employee related costs.

•	An increase in legal and consulting fees of $0.9 million primarily due to increased consulting services in order to comply with the Sarbanes-Oxley Act and other corporate initiatives, partially offset by a reduction in services provided by a financial advisor as required by an amendment to a revolving credit facility and reduced legal fees incurred in connection with the Audit Committee and SEC investigations.

•	An increase in positioning and handling of our equipment resulting in an increase in expense of $0.8 million.

•	A decrease in storage costs of $1.9 million primarily due to increased utilization experienced within CAI's container fleet as well as our containers managed by CAI.

•	A decrease in equipment rental costs of $0.6 million primarily due to the buyout of leases related to container equipment which had previously been leased-in by CAI.

•	A decrease in audit expenses of $0.5 million.

A further breakdown of the lease operating and administrative expense variances, as compared to the prior period, by reportable segment is as follows:

•	Container leasing segment lease operating and administrative expenses decreased to $21.7 million for the six months ended June 30, 2005 from $24.4 million in the six months ended June 30, 2004, a decrease of $2.7 million or 11%. This decrease can be summarized as follows:

                                                                                     Container
                           (Dollars in millions)                                      Leasing
                           ---------------------                                      -------
                           Storage expense                                             $(1.5)
                           Equipment rental expense                                     (0.5)
                           Maintenance and repairs expense                              (0.4)
                           Positioning and handling expense                             (0.3)
                           Audit expense                                                (0.2)
                           Legal and consulting fees                                    (0.2)
                           Salaries expense                                              0.4
                                                                                         ---
                           Total                                                       $(2.7)
                                                                                       =====
•	Domestic intermodal equipment segment lease operating and administrative expenses increased to $52.2 million for the six months ended June 30, 2005 from $42.7 million in the six months ended June 30, 2004, an increase of $9.5 million or 22%. This increase can be summarized as follows:

                                                                                   Domestic
                                                                                  Intermodal
                          (Dollars in millions)                                   Equipment
                          ---------------------                                   ---------
                          Maintenance and repairs expense                            $7.0
                          Legal and consulting fees                                   1.2
                          Positioning and handling expense                            1.1
                          Salaries expense                                            0.8
                          Storage expense                                            (0.4)
                          Audit expense                                              (0.3)
                          Other, net                                                  0.1
                                                                                      ---
                          Total                                                      $9.5
                                                                                     ====

           Provision for Doubtful Accounts. Our provision for doubtful accounts decreased to $1.0 million for the six months ended June 30, 2005 from $1.1 million for the six months ended June 30, 2004. During the six months ended June 30, 2005, our nonperforming receivables decreased $0.8 million ($11.7 million at June 30, 2005 and $12.5 million at December 31, 2004). As of June 30, 2005 and December 31, 2004, our non-performing receivables, net of applicable reserves, were 0.58% and 1.01%, respectively, of accounts receivable, net. Our provision for doubtful accounts is provided based upon a quarterly review of the receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of direct financing lease receivables.

           Fair Value Adjustment for Derivative Instruments. Our non-cash fair value adjustment for derivative instruments expense amounted to $2.1 million for the six months ended June 30, 2005 as compared to income of $1.9 million for the six months ended June 30, 2004. The expense for the six months ended June 30, 2005, as well as the income for the prior year period, was primarily due to the change in fair value of interest rate swap agreements held which do not qualify as cash flow hedges.

           Fair Value Adjustment for Warrants. Our non-cash fair value adjustment for warrant income amounted to $14.2 million for the six months ended June 30, 2005, without a similar item in the prior year period. The income for the six months ended June 30, 2005 was due to the change during the first six months of 2005 in the estimated fair value of the Warrants issued during September 2004 in connection with the 6.0% Notes, which Warrants are classified as a liability on the accompanying Consolidated Balance Sheets. This reduction in the value of the Warrants was due to changes to items which affect the calculation of the fair market value of the Warrants including the decrease in the market value of our common stock during the first six months of 2005, the increase in our common stock dividend payments announced during the second quarter, and the reduction in interest rates for U.S. Treasury securities that occurred during the second quarter. The estimated fair market value of these Warrants decreased from $71.7 million at December 31, 2004 to $57.5 million at June 30, 2005. Because these Warrants are classified as a liability, any increase in the estimated fair market value of the Warrants will result in a non-cash expense to the Condensed Consolidated Statements of Income. If the estimated fair market value of the Warrants decreases in the future, we will record non-cash income in our Condensed Consolidated Statements of Income. Accordingly, future changes to the estimated fair market value of these Warrants have the potential to cause volatility in our future results.

           Depreciation and Amortization of Leasing Equipment. Our depreciation and amortization expenses decreased to $43.9 million for the six months ended June 30, 2005, from $45.6 million for the six months ended June 30, 2004, a decrease of $1.7 million or 4%. This decrease was primarily due to reductions in depreciation within the container leasing segment. For a majority of the current year period, the size of the container operating lease fleet was lower than the corresponding fleet size in 2004 due to ongoing sales of used containers. At June 30, 2005, the container fleet showed an increase over 2004 levels due to the acquisition of equipment during the late stages of the current year period.

           Impairment of Leasing Equipment. Our expense related to the impairment of leasing equipment decreased to $2.1 million for the six months ended June 30, 2005, from $3.4 million for the six months ended June 30, 2004, a decrease of $1.3 million. This decrease was primarily due to a reduction in impairment losses related to damaged equipment that was subsequently remanufactured ($0.8 million), as well as reduction in impairment losses for idle equipment ($0.6 million) which is primarily due to the favorable market conditions in the resale sector for containers.

           Income for Investments Accounted for Under the Equity Method. The decrease in income for investments accounted for under the equity method of $0.1 million during the six months ended June 30, 2005 resulted primarily from reduced earnings from those investments.

           Gain on Settled Insurance Litigation. During the three months ended June 30, 2004, the Company signed an agreement settling the lawsuit and claims under our insurance policy related to the default of a South Korean customer. In connection with this settlement, the Company recognized a gain of $6.3 million ($5.2 million, net of tax) related to the $26.4 million settlement of the claim. (See Note 6 – Commitments and Contingencies – Settled Insurance Litigation).

           Other Income, Net. We had other income of $5.3 million during the six months ended June 30, 2005 compared to $4.7 million of other income for the six months ended June 30, 2004. The increase of $0.6 million was primarily due to an increase in fee income of $0.4 million as compared to the prior year period. In addition we experienced an increase in gains on equipment sales of $1.7 million primarily due to the favorable market conditions in the resale sector for containers, partially offset by a decrease of $1.6 million in gains on equipment sales to third parties recognized by CAI. The decrease in gains on equipment sales recognized by CAI was primarily due to a decrease in volume of units sold to third parties during the second quarter.

           Interest Expense. Our interest expense increased to $59.5 million in the six months ended June 30, 2005 from $54.7 million in the six months ended June 30, 2004, an increase of $4.8 million or 9%. This increase was primarily attributable to increased interest rates resulting in increased interest expense of $6.7 million and an increase in amortization of deferred financing fees of $0.6 million, partially offset by a decrease of $2.4 million for bank fees incurred during the six months ended June 30, 2004 in order to obtain waivers related to our delayed SEC filings. The increase in interest rates is due to an overall increase in interest rates for new borrowings, including the issuance during late 2004 of the $230.0 million of Notes due in 2014 which have an overall interest rate of 8.3%, including the amortization of the original issue discount.

           Interest Income. Our interest income increased to $5.6 million in the six months ended June 30, 2005 from $1.2 million in the six months ended June 30, 2004, an increase of $4.4 million. The increase in interest income was primarily due to an increase in average invested cash balances due to the proceeds received during late 2004 under new debt agreements, the receipt of $1.6 million of past due interest received on a note receivable which was accounted for as non-performing at December 31, 2004 due to the multiple extensions of the repayment terms by the borrower and higher interest rates on the invested cash balances.

           Minority Interest Expense, Net. The change in minority interest expense, net of $0.6 million for the six months ended June 30, 2005 as compared to the prior year was primarily due to an increase in net income reported by our 50%-owned consolidated subsidiary, CAI.

           Provision for Income Taxes. We recorded an income tax provision of $4.7 million for the six months ended June 30, 2005 as compared to $7.1 million for the six months ended June 30, 2004. This decrease resulted principally from the net decrease in taxable income of $10.7 million after adjusting for the $14.2 million permanent tax difference that arose from the non-cash income pertaining to the Warrant liability, and a $0.4 million increase in the valuation allowance for state net operating losses.

           Interpool Limited's pre-tax income (international sourced income) is taxed at a low rate (approximately 3%) due to the income tax convention between the United States and Barbados. The domestic intermodal division's pre-tax income (United States sourced income), including corporate activities and the results of operations of CAI, is taxed at the higher United States tax rates. During the six months ended June 30, 2005, 27% of taxable income was generated from United States sources as compared to 38% during the six months ended June 30, 2004, thus contributing to the reduced provision for income taxes.

           Net Income. As a result of the factors described above, our net income increased to $37.3 million in the six months ended June 30, 2005 from $31.4 million in the six months ended June 30, 2004.

Liquidity and Capital Resources

           Historically, we have used funds from various sources to meet our corporate obligations and to finance the acquisition of equipment for lease to customers. The primary funding sources have been cash provided by operations, borrowings (generally from banks), securitization of lease receivables, the issuance of capital lease obligations, and the sale of our securities. In addition, we have generated cash from the sale of equipment being retired from our fleet. In general, we have sought to meet debt service requirements from the leasing revenue generated by our equipment. During the six months ended June 30, 2005, our cash flow from operations plus cash collections net of earned income on direct financing leases totaled $112.1 million, $33.5 million more than the payments required for long-term debt and capital lease obligations during the same period. In addition, we had $158.4 million of unrestricted cash and marketable securities on hand and had unused financing commitments totaling $423.6 million available for future use as of June 30, 2005 (excluding $71.5 million available under CAI’s revolving credit facility). Further, as described in the Liquidity and Capital Resources section of our 2004 Form 10-K, the combination of unrestricted cash and marketable securities as of December 31, 2004 plus scheduled payments due to us under operating and direct financing lease agreements with our lessees during 2005 and 2006 is significantly more than our scheduled capital lease and debt service payments (principal and estimated interest) for those years.

           Our utilization rates, as well as those of our competitors are at high levels. We anticipate that demand for chassis and containers will continue to be strong in 2006, driven primarily by the fact that all major shipyards are reporting large order backlogs through 2008. As of January 1, 2005, the existing order backlog was enough to account for an increase of approximately 58% in the world’s cellular container ship fleet and is expected to result in demand for a significant number of additional containers and chassis. Lease rates on both new and used chassis have been rising since the middle of 2004, reflecting increases in the cost of new chassis and increased utilization of used chassis. During most of the first half of 2005, lease rates for new containers were also increasing along with the cost of the underlying units. In addition, lease rates for used containers were competitive for much of the past eighteen months. During the second quarter of 2005, however, some softness in the container leasing market has developed which we believe is temporary due to the backlog of new container ships scheduled for delivery over the next several years and the normal retirement of older containers. We are not currently able to predict whether this decrease in demand represents a trend that will continue in the third quarter or thereafter.

           We have usually funded a significant portion of the purchase price for new containers and chassis through secured borrowings from financial institutions under various credit facilities. However, from time to time we have funded new equipment acquisitions through the use of working capital and may finance this equipment at a later date. We have successfully added $223.0 million of net financing commitments for secured financing from January 1, 2005 to June 30, 2005. As of June 30, 2005 (excluding $71.5 million available under CAI’s revolving credit facility), a total of $423.6 million of these financing commitments was available to us for future use. We are currently in negotiations with other potential lenders with regard to additional financings to support business growth.

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

Cash Flow

           Net cash provided by operating activities amounted to $66.3 million for the six months ended June 30, 2005 compared to $92.2 million for the same period last year. While net income for the six months ended June 30, 2005 was $5.9 million higher than net income for the six months ended June 30, 2004, it included non-cash income of $14.2 million related to the adjustment of the estimated fair value of warrants issued by us in the third quarter of 2004. In addition, net income for the six months ended June 30, 2004 included a gain on settled insurance litigation of $6.3 million ($5.2 million, net of tax). Excluding this adjustment for the fair value of the warrants in 2005 and the insurance settlement in 2004, net cash provided by these activities decreased $2.1 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The overall decrease in net cash provided by these activities was primarily due to an increase in accounts receivable ($8.8 million), the previously mentioned decrease in net income and a reduction in cash provided by other receivables ($15.4 million) which is primarily due to the collection of $17.4 million received in June 2004 resulting from the settled insurance claim. The remainder of the change in net cash provided by operating activities is primarily due to changes in other operating assets and liabilities in the ordinary course of business.

           Net cash used for investing activities amounted to $154.3 million for the six months ended June 30, 2005 compared to $26.7 million for the same period in 2004. The increase in net cash used in these activities in 2005 as compared to 2004 was primarily due to an increase in acquisition of leasing equipment ($122.6 million) and a decrease in the proceeds from disposition of leasing equipment ($5.9 million).

           Net cash used for financing activities amounted to $41.1 million for the six months ended June 30, 2005 compared to $48.3 million for the same period in 2004. The change for these activities in 2005 as compared to 2004 was primarily due to a decrease in repayment of long term debt and capital lease obligation ($40.2 million), an increase in the borrowings of revolving credit lines ($40.0 million) and a decrease in repayment of revolving credit lines ($14.4 million), partially offset by a decrease in the proceeds from the issuance of debt ($86.7 million).

Debt and Capital Lease Obligations:

           The following table summarizes our debt and capital lease obligations as of June 30, 2005 and December 31, 2004:

                                                                                     (Dollars in Millions)

Total Debt and Capital Lease Obligations                                    June 30, 2005        December 31, 2004
----------------------------------------                                    -------------        -----------------

Capital lease obligations payable in varying amounts through 2013               $333.2                 $329.6
Chassis Securitization Facility, interest at 5.95% and 5.99% at June
  30, 2005 and December 31, 2004, respectively
      Warehouse facility                                                          18.8                   22.5
      Debt obligation                                                             38.9                   53.9
      Capital lease obligation                                                   393.2                  397.8
Secured equipment financing facility, interest at 5.01% and 4.45% at
  June 30, 2005 and December 31, 2004, respectively, revolving period
  ending October 31, 2006, term out period ending April 30, 2012                 226.4                  243.0
Revolving credit facility CAI, interest at 4.97% and 4.56% at June 30,
  2005 and December 31, 2004, respectively                                        97.5                   65.0
6.00% Notes due 2014 (unsecured) net of unamortized discount of $32.6 million and  $33.7 million at June 30, 2005 and December 31, 2004,
  respectively                                                                   197.4                  196.3
7.35% Notes due 2007 (unsecured)                                                 115.4                  115.4
7.20% Notes due 2007 (unsecured)                                                  45.3                   45.3
9.25% Convertible redeemable subordinated debentures, mandatory
  redemption 2022 (unsecured)                                                     37.2                   37.2
9.875% Preferred capital securities due 2027 (unsecured)                          75.0                   75.0
Notes and loans repayable with various rates ranging from 4.47% to
  9.77% and maturities from 2005 to 2010                                         103.5                  137.2
                                                                                 -----                  -----
Total Debt and Capital Lease Obligations                                       1,681.8                1,718.2
                                                                               -------                -------
   Less Current Maturities                                                       202.9                  240.6
Total Non-Current Debt and Capital Lease Obligations                          $1,478.9               $1,477.6
                                                                              ========               ========

           Our debt consisted of notes and loans and capital lease obligations with installments payable in varying amounts through 2027, with a weighted average interest rate of 6.7% and 6.2% for the six months ended June 30, 2005, and for the year ended December 31, 2004, respectively. The principal amount of debt and capital lease obligations payable under fixed rate contracts was $887.7 million at June 30, 2005. Remaining debt and capital lease obligations of $794.1 million were payable under floating rate arrangements, of which $545.2 million was effectively converted to fixed rate debt through the use of interest rate swap agreements. At June 30, 2005 and December 31, 2004, most of our debt and capital lease obligations were secured by a substantial portion of our leasing equipment, direct financing leases, and accounts receivable. Approximately $470.3 million of debt was unsecured at June 30, 2005 compared to $469.2 million at December 31, 2004. For further information on the accounting treatment for interest rate swap contracts see Note 5 to the Condensed Consolidated Financial Statements.

           New Financings: During the first half of 2005, we received an additional $223.0 million in net financing commitments. Commitments were received totaling $248.0 million under a financing facility established on November 1, 2004 from six financial institutions, while we cancelled a financing commitment for $25.0 million that existed as of December 31, 2004. This commitment was cancelled to allow the financial institution involved to provide a larger commitment to a $150.0 million facility already established during December 2004. As of June 30, 2005, commitments totaling $423.6 million were available for future use excluding $71.5 million available under CAI’s revolving credit facility.

           The additional commitment of $248.0 million brings the total committed under the November 2004 facility to $500.0 million. This financing is secured by shipping containers and related leases owned by a special purpose consolidated subsidiary of the Company and leased to various third parties. The financing allows for advances from time to time up to the amount of available collateral under the facility, subject to a maximum principal amount that may be outstanding under the facility of $500.0 million. The interest rate under this facility is LIBOR plus 175 basis points, with a reduction to LIBOR plus 150 basis points possible as our credit rating improves. This agreement, as amended, required that we enter into interest rate swap contracts in order to effectively convert at least seventy percent of the debt associated with operating lease equipment and ninety percent of the debt associated with direct financing leases from floating rate debt to fixed rate debt. On March 31, 2005, we entered into three interest rate swap contracts with original notional amounts totaling $204.9 million. These interest rate swap contracts satisfied this requirement for the amounts funded to date and converted a significant portion of the debt outstanding from floating rate debt to fixed rate debt. The facility has a two-year term, after which the outstanding balance will be paid out in full over 66 months if it is not refinanced. At June 30, 2005, $226.4 million of debt was outstanding under this facility and $273.6 million was available for future use.

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

           On April 28, 2005, CAI replaced its $110.0 million secured revolving credit facility, which had an outstanding principal balance of $58.5 million as of March 31, 2005 (not including letters of credit in the aggregate amount of $6.0 million as of March 31, 2005), that was scheduled to expire on June 27, 2005 with a new secured revolving credit facility. The new credit facility has a total commitment amount of up to $175.0 million and was provided by a group of banks. The interest rate under the revolving line of credit varies depending upon whether the loans are characterized as base rate loans or Eurodollar rate loans. In addition, there is a commitment fee on the unused amount of the total commitment which fee is payable quarterly in arrears. The new credit facility provides that swing line loans (up to $10.0 million in the aggregate) and standby letters of credit (up to $15.0 million in the aggregate) will be available to CAI, which sublimits are part of, and not in addition to, the total commitment of $175.0 million under the new credit facility. The term of this revolving credit facility is three years. In connection with its first loan request under the new credit facility, CAI repaid the outstanding principal balance of $58.0 million on the existing revolving credit facility (plus interest and additional fees) and repaid $15.2 million of the amounts owed to us under the outstanding subordinated note issued by CAI to Interpool. At June 30, 2005, $97.5 million was outstanding under this facility. This senior credit facility contains various financial and other covenants. At June 30, 2005, CAI was in compliance with these covenants.

           As mentioned above, on April 28, 2005 CAI repaid $15.2 million of its $33.7 million subordinated note. This repayment returned this note to the original payment schedule that had been modified during 2002. The remaining balance of $18.5 million is scheduled to be repaid in eleven equal quarterly installments of approximately $1.7 million beginning on October 30, 2005 and ending on April 30, 2008. In addition, the financial covenants associated with this subordinated note were also amended.

           Debt Modifications: We elected not to renew the warehouse facility associated with our chassis securitization financing. As a result of this decision, the warehouse facility was not extended beyond the scheduled expiration date of March 31, 2005. Accordingly, based on the terms of the securitization financing, all cash flow from the securitization that would normally be received by us after the requirements of the securitization financing are satisfied will be used to pay down the warehouse facility until it is paid in full. In addition, based on the terms of the securitization financing, the interest rate on the warehouse facility was increased by 100 basis points as of March 31, 2005. At June 30, 2005, $18.8 million was outstanding under this facility.

           During the three months ended June 30, 2005, we, the holders of a majority in principal amount of our 6% Notes due 2014 (the "Notes") and holders of a majority of our common stock purchase warrants (the "Warrants"), and the Warrant Agent for the holders of the Warrants, entered into amendments to certain agreements relating to the outstanding Notes and Warrants. These amendments extended the dates by which we are required to take certain actions with respect to the Notes and Warrants. Specifically, the amendments (i) extended from April 30, 2005 to June 30, 2005 the date by which we were required to seek stockholder approval for the purpose of ratifying the issuance of the Series B Warrants, (ii) extended from May 1, 2005 to August 1, 2005 the date by which we were required to file a registration statement with the Securities and Exchange Commission (the "SEC") with respect to the Warrants, (iii) extended from May 1, 2005 to August l, 2005 the date by which we were required to file a registration statement with the SEC with respect to the Notes, and (iv) extend from October 1, 2005 to November 1, 2005 the date on which liquidated damages will become payable with respect to the Notes and/or the Warrants if they have not been registered with the SEC. The registration statements for both the Notes and the Warrants were submitted to the SEC on August 1, 2005. As a result of these amendments, we are obligated to use commercially reasonable efforts to have these registration statements declared effective by the SEC by October l, 2005. If either of these registration statements is not effective by November 1, 2005, or does not remain effective, we would be required to pay liquidated damages to the holders of these securities based upon a value of $150.0 million for the Notes and $150.0 million for the Warrants. For the first 90 days, the amount of liquidated damages to be paid related to the Warrants and the Notes will be calculated using a rate of 0.25% per annum for each day the registration statements are not effective after November 1, 2005 or if the registration statements do not remain effective and are not restored to effectiveness within a specified period of time. This percentage will be increased by 0.25% for each 90 day period, until these conditions are met, up to a maximum of 1.00% per annum. In addition, we and the Indenture Trustee for the Notes entered into a Supplemental Indenture dated as of June 29, 2005 with the consent of the holders of a majority in principal amount of the outstanding Notes. The Supplemental Indenture amended the Indenture dated as of September 14, 2004 relating to the Notes to provide that all determinations of our consolidated net income for purpose of the restricted payments provisions in Section 4.7 of the Indenture shall be based upon our adjusted consolidated net income, after excluding the effect on net income of any gain or loss attributable to any valuation adjustment relating to the Warrants.

           At a Special Meeting of our Stockholders held on June 30, 2005, holders of a majority of the outstanding shares of our Common Stock approved a resolution ratifying the issuance by us of the Series B Warrants and the issuance of Common Stock upon exercise of such Series B Warrants by the holders. This affirmative vote satisfied one of the requirements of the Warrant Agreement relating to the Warrants. As a result of this vote, the Series B Warrants are now exercisable to purchase shares of Common Stock in accordance with their terms.

           Covenants: Under our secured equipment financing facility established during November 2004 (and most of our other debt instruments), we were required to maintain covenants (as defined in each agreement) for tangible net worth (the most stringent of which required us to maintain tangible net worth of at least $300.0 million), a fixed charge coverage ratio of at least 1.5 to 1 and a funded debt to tangible net worth ratio (as defined in the agreement) of not more than 4.0 to 1. A servicing agreement to which we are a party requires that we maintain a tangible net worth (including our 9.875% preferred capital securities due 2027) of at least $375.0 million plus 50% of any positive net income reported from October 1, 2004 forward. Additionally, under a credit agreement, we are required to maintain a security deposit in the aggregate amount of at least 80% of the outstanding loan balances, including interest. This amounted to $4.1 million and $4.8 million at June 30, 2005 and December 31, 2004, respectively and is included in other assets on the Consolidated Balance Sheet. At June 30, 2005, under a restriction in our 6.0% Note Indenture, approximately $24.4 million of retained earnings were available for dividends.

           Other: As of June 30, 2005, our commitments for future capital expenditures totaled approximately $107.9 million with approximately $68.1 million committed for the remainder of fiscal 2005. Our available liquidity at June 30, 2005, including $495.1 million available under credit facilities, was $653.5 million after deducting $21.9 million of cash held within the chassis securitization. Required debt repayments and capital lease payments for the next twelve months totaled $202.9 million as of June 30, 2005 which we anticipate making through our unrestricted cash balances and cash flow from operations.

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

•	classification of operating and direct financing leases,

•	the allowance for doubtful accounts,

•	accounting for leasing equipment,

•	lease residual values,

•	goodwill,

•	accounting for customer defaults,

•	warrant valuation,

•	income taxes,

•	derivative financial instruments.

          In consultation with our Audit Committee, we have reviewed and approved these critical accounting policies, which are further described in our 2004 Form 10-K.

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

           The following table sets forth principal cash flows and related weighted average interest rates by expected maturity dates for debt and capital lease obligations at June 30, 2005:

                                  Total                      13-24        25-36        37-48        49-60
 (Dollars in Thousands)        Obligation    0-12 months    months       months       months       months     Thereafter
 ----------------------        ----------    -----------    ------       ------       ------       ------     ----------

Variable rate facilities        $248,820      $37,474      $29,619     $123,121      $21,173      $29,205       $8,228
Average interest rate %                          5.4%         5.4%         5.8%         5.8%         6.9%         6.9%

Fixed rate facilities(1)       1,432,934      165,475      108,276      246,594      113,340       78,754      720,495
Average interest rate %                          6.8%         6.8%         6.9%         6.9%         7.1%         7.1%

Total Debt                    $1,681,754     $202,949     $137,895     $369,715     $134,513     $107,959     $728,723
Average interest rate %                          6.6%         6.6%         6.8%         6.9%         7.1%         7.1%

(1)  These fixed rate facilities include variable instruments that have been effectively converted to fixed rate debt through the use of interest rate swap agreements.

           The principal amount of debt and capital lease obligations payable under fixed rate contracts is $887.7 million at June 30, 2005. Remaining debt and capital lease obligations of $794.1 million are payable under floating rate arrangement, of which $545.2 million has been effectively converted to fixed rate debt through the use of interest rate swap agreements.

           Based on outstanding debt balances at June 30, 2005 of variable rate facilities, which have not been effectively converted to fixed rate debt through the use of interest rate swaps, a 10% change in variable interest rates would have resulted in a $1.3 million change in pre-tax earnings.

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

           We seek to reduce credit risk by maintaining insurance coverage against customer insolvency and related equipment losses. We maintain contingent physical damage, recovery and loss of revenue insurance, which provides coverage in the event of a customer’s insolvency, bankruptcy or default giving rise to our demand for return of all of our equipment. The policy covers the cost of recovering our equipment from the customer, including repositioning cost, damage to the equipment and the value of equipment which could not be located or was uneconomical to recover. It also covers a portion of the equipment leasing revenue that we might lose as a result of the customer’s default (i.e., up to 180 days of lease payments following an occurrence under the policy). The policy, which expired on April 30, 2005, included coverage of $9.0 million with a $3.0 million deductible, per occurrence. This policy has been renewed for an additional one year term commencing April 30, 2005. The new policy includes coverage of $13.0 million with a $2.0 million deductible, per occurrence. This coverage automatically renews for at least two additional one-year terms on each anniversary of the commencement date. All renewals are subject to maintaining a claim experience that does not exceed stated percentages of the policy premiums. There can be no assurance that this or similar coverage will be available in the future or that such insurance will cover the entirety of any loss.

           At June 30, 2005 approximately 51% of accounts receivable and 73% of the net investment in direct financing leases were from customers outside of the United States.

           At June 30, 2005, our top 25 customers represented approximately 76% of consolidated billings, with no single customer accounting for more than 8.1%.

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

           (a) Disclosure Controls and Procedures

           The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

           Under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of June 30, 2005. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of such date due to the material weaknesses in the Company’s internal control over financial reporting that were identified in connection with the preparation of the Company’s annual financial statements for 2004 and were described in the Company’s Annual Report on Form 10-K (as amended) for the year ended December 31, 2004. These weaknesses were as follows:

•	Non-routine transactions. The Company lacked effective communication and review of the accounting for certain non-routine transactions.

•	Elimination of intercompany transactions. The Company lacked policies and procedures for identifying and reviewing the propriety of the elimination entries within its consolidation on a timely basis.

•	Inadequate review procedures and segregation of duties. There was inadequate management review of transactions generated in the billing and procurement processes to ensure the accuracy and completeness of transactions administered by those departments as well as inadequate segregation of duties in the billing, accounts receivable and accounts payable departments.

•	Interest rate swap transactions. The Company lacked adequate technical expertise related to accounting for derivative instruments, including the preparation of the formal documentation required under SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133").

•	Income taxes. The Company lacked adequate technical expertise related to accounting for income taxes and lacked adequate and effective analysis and management review of the relevant documentation supporting the deferred tax asset and liability accounts.

•	Account reconciliations. The Company’s accounting department was not adequately staffed with trained personnel, which resulted in a lack of complete and timely reconciliations between the subsidiary and general ledger for accounts receivable and intercompany accounts.

•	Direct financing leases. The Company’s lease accounting system was not designed to adequately account for all types of direct financing lease transactions in accordance with U.S. generally accepted accounting principles.

•	Security of information technology. The Company’s information systems lacked security policies and procedures, including appropriate encryption and standard security settings and lacked system access controls over certain spreadsheets supporting financial information and other information systems.

•	Design of equipment leasing systems. The Company's systems for equipment leasing did not have certain automated interfaces thereby requiring significant manual intervention for the billing and processing of lease equipment transactions.

           In light of these material weaknesses, the Company performed additional analyses and other post-closing procedures to ensure the Company's condensed consolidated financial statements included in this Form 10-Q for the period ended June 30, 2005 have been prepared in accordance with U.S. generally accepted accounting principles.

           (b) Changes to Internal Control Over Financial Reporting

            There were no changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described below.

           As disclosed in the Company’s 2002, 2003 and 2004 Form 10-K reports (including the Company’s amended Form 10-K report for 2004), and in the Company’s 2003 and 2004 Form 10-Q reports, the Company had previously concluded that certain internal control deficiencies identified by its external auditors and by management, as well as through the investigation by the Audit Committee of the Board of Directors, constituted "material weaknesses" or "significant deficiencies" as defined by the Public Company Accounting Oversight Board (United States). In addition, management’s review of internal control over financial reporting, using the framework defined by COSO, confirmed that most of the previously disclosed deficiencies still existed as of June 30, 2005. During the years 2003 and 2004, the Company spent a significant amount of time in becoming current with its financial reporting. This was necessary due to the restatement of the Company’s financial results for the years 2000 and 2001 and the first three quarters of 2002, which was not completed until January 9, 2004 and the completion of six quarterly Form 10-Q reports for 2003 and 2004, as well as its Form 10-K annual reports for the years ended December 31, 2003 and December 31, 2004 (including the Company’s amended Form 10-K report for 2004). This work was completed on May 2, 2005. Therefore, the Company was not able to correct all of the deficiencies identified during 2004 and prior years by June 30, 2005.

           The Company has taken various corrective actions to remediate the material weaknesses noted above. By their nature such actions require a period of time to become fully effective. These remedial actions are as follows and are more fully discussed in the Company’s amended Form 10-K:

•	Non-routine transactions. The Company has put in place procedures to address these issues, including the establishment of regularly scheduled meetings attended by management, outside counsel and members of its Audit Committee. The Company believes that these procedures will remediate these deficiencies during 2005.

•	Elimination of intercompany transactions. The Company has implemented a procedure to review intercompany accounts on a quarterly basis to identify appropriate intercompany eliminations and believes that this procedure is generally working effectively. However, a sufficient period of time has not elapsed to effectively evaluate this remediation. After completing a review of the Company’s remaining intercompany elimination entries and reassigning responsibility for the elimination entries, the Company believes that this weakness has been properly addressed.

•	Inadequate review procedures and segregation of duties. The development of narrative descriptions for these processes and the evaluation of the related risks and controls required to complete the work required by Section 404 of the Sarbanes-Oxley Act of 2002, provided documentation of the policies and procedures in these areas as well as the actions required to remediate any deficiencies. Implementation of remedial actions has begun in these areas, and the re-testing of the design and effectiveness of those actions will be performed in each area after all remedial actions in such area have been implemented. The Company believes that these weaknesses will be remediated during 2005.

•	Interest rate swap transactions. The Company has thoroughly reviewed its documentation for all current hedging strategies and is improving the skill sets within the organization in order to improve the accounting of its hedging relationships under the provisions of SFAS 133. The Company believes that this deficiency will be remediated during 2005.

•	Income taxes. During the second half of 2004, the Company hired an experienced tax professional, who is also a certified public accountant. The Company believes that this staffing addition and the procedures being implemented with regard to the communication and review of complex transactions will remediate this weakness during 2005, but the Company will monitor this area closely and take further actions, including additional staffing, if required.

•	Account reconciliations. During 2004, the Company hired eight additional people in its accounting department in order to address the weakness in this area. As of the date of this filing, all account reconciliations are current and the Company believes that it will be able to report that this area has been remediated during 2005. However, the Company believes that additional attention must be paid to staffing within the accounting department and throughout the Company. During 2005, the Company is continuing to review its staffing levels and is continuing to evaluate whether the current skill sets of its employees are adequate to ensure that it has a strong and effective control environment. The Company is monitoring this area closely, will make any necessary staffing changes and will also ensure that additional training is made available to its staff, as required.

•	Direct financing leases. Management has reassigned responsibilities and manually verified the classification and income recognition for all new direct financing leases. In addition, the Company has initiated changes to its lease contracts to simplify the income recognition related to these direct financing leases. The Company also has purchased and installed a new accounting system to address the ongoing accounting and to reduce its reliance on manual verification of the accounting for its direct financing leases. This system became operational for the chassis business on January 1, 2005, and the Company anticipates that it will be operational for the container business during the third quarter of 2005. The Company anticipates that this system, combined with improved knowledge of lease accounting under the provisions of SFAS 13 and the changes made to the lease contracts, will resolve the weaknesses in this area by September 30, 2005.

•	Security of information technology. The lack of comprehensive encryption procedures will be remediated in 2005 by implementing both virtual private network and secure socket layer technologies for employees located outside the Company’s Princeton, NJ, New York, NY, and Westchester, IL offices. For employees located in the three offices mentioned, the problem has been corrected through direct point-to-point network connections to the Company’s data center. The Company has completed the documentation of standards for setting security parameters for its operating systems. The Company has initiated a project that will result in defining and establishing appropriate access to its information systems and spreadsheets, with the exception of its leasing system, and expects that the project will be completed, and appropriate access controls in place, by September 30, 2005. Access controls for the leasing system are being addressed as the Company develops its new asset management system, completion of which is expected during the first half of 2006 with individual modules becoming operational earlier.

•	Design of equipment leasing systems. The development of enhanced information systems is the ultimate remediation in these areas and the Company has already begun to develop such systems. The Company believes that the implementation of such systems will reduce the requirement for substantive manual testing and, therefore, reduce the possibility for error. It is management’s expectation that all systems will be operational during the first half of 2006, with individual modules becoming operational earlier.

           In addition, the Company has hired a Vice President-Internal Audit during the second quarter of 2005.

          Management believes that the actions described above, when fully implemented, will be effective in remediation of the material weaknesses discussed above.

          The Company has assigned the highest priority to the short and long-term correction of the internal control deficiencies that have been identified and is initiating the remedial measures necessary to analyze and monitor its control environment and to address any weaknesses and deficiencies. The adequacy of the remedial measures taken by the Company in resolving these weaknesses will be evaluated during 2005, and in connection with the audit of the Company’s year-end financial statements, by both the Company’s internal auditors and external auditors.

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

PART II - OTHER INFORMATION

ITEM 5:	Legal Proceedings

           See our December 30, 2004 Annual Report on Form 10-K as amended, for discussion of legal proceedings.

ITEM 6:	Exhibits

(a)	Exhibits:

Exhibit 10:	Material Contracts

10.68	Extension and Amendment No. 1 dated as of May 18, 2005 to Employment Agreement between the Company and James F. Walsh (incorporated by reference to the Company's Current Report on Form 8-K dated May 27, 2005).

10.69	Employment Agreement dated as of July 21, 2005 between the Company and Herbert Mertz (incorporated by reference to the Company’s Current Report on Form 8-K dated August 5, 2005).

10.70	Supplemental Indenture dated as of June 29, 2005, to Indenture dated as of September 14, 2004 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to the Company’s Current Report in Form 8-K dated July 6, 2005).

10.71	Second Amendment dated as of June 29, 2005, to Notes Registration Rights Agreements dated as of September 14, 2004 and November 29, 2004, by and among the Company and the Investors named therein (incorporated by reference to the Company’s Current Report on Form 8-K dated July 6, 2005).

10.72	Second Amendment dated as of June 29, 2005, to Investor Rights Agreement dated as of September 14, 2004, by and among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated by reference to the Company’s Current Report on Form 8-K dated July 6, 2005).

31.1	Certification of Martin Tuchman.

31.2	Certification of James F. Walsh.

32.1	Certification of Martin Tuchman.

32.2	Certification of James F. Walsh.

Exhibit 99:	Press Releases dated:

May 6, 2005	Interpool Files March 31, 2005 Form 10-Q with Securities and Exchange Commission.

June 7, 2005	Interpool, Inc. Announces Increases In Cash Dividend on Common Stock.

June 30, 2005	Interpool, Inc. Announces Inclusion In the Russell 3000 Index.

ITEM 7:	Submission of Matters to a Vote of Security Holders

           At a Special Meeting of Stockholders held on June 30, 2005, holders of a majority of the outstanding shares of the Company’s common stock approved the issuance by the Company of Series B Warrants and the issuance of common stock upon the exercise of such Series B Warrants.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPOOL, INC.

Dated: August 5, 2005	By /s/ Martin Tuchman Martin Tuchman Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Director (Principal Executive Officer)

Dated: August 5, 2005	By /s/ James F. Walsh James F. Walsh Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Filed with Interpool, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005

10.68	Extension and Amendment No. 1 dated as of May 18, 2005 to Employment Agreement between the Company and James F. Walsh (incorporated by reference to the Company's Current Report on Form 8-K dated May 27, 2005).

10.69	Employment Agreement dated as of July 21, 2005 between the Company and Herbert Mertz. (incorporated by reference to the Company's Current Report on Form 8-K dated August 5, 2005).

10.70	Supplemental Indenture dated as of June 29, 2005, to Indenture dated as of September 14, 2004 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated July 6, 2005).

10.71	Second Amendment dated as of June 29, 2005, to Notes Registration Rights Agreements dated as of September 14, 2004 and November 29, 2004, by and among the Company and the Investors named therein (incorporated by reference to the Company’s Current Report on Form 8-K dated July 6, 2005).

10.72	Second Amendment dated as of June 29, 2005, to Investor Rights Agreement dated as of September 14, 2004, by and among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated by reference to the Company’s Current Report on Form 8-K dated July 6, 2005).

31.1	Certification of Martin Tuchman.

31.2	Certification of James F. Walsh.

32.1	Certification of Martin Tuchman.

32.2	Certification of James F. Walsh.

99.1	Press Release dated May 6, 2005

99.2	Press Release dated June 7, 2005

99.3	Press Release dated June 30, 2005