Form 10-K/A
period 2004-12-31
INTERPOOL INC
filed 2005-11-08
CIK 898777

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

(609) 452-8900
(Registrant's telephone number including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name on Each Exchange on which Registered

COMMON STOCK, PAR VALUE $.001 9.25% CONVERTIBLE REDEEMABLE SUBORDINATED DEBENTURES	NEW YORK STOCK EXCHANGE NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE

-------------------------------------------------------------------------------------------------------------------

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

The aggregate market value of the common stock, $.001 par value, held by non-affiliates of the registrant was approximately $195,719,057 based upon the closing price of $19.00 per common share as quoted on the New York Stock Exchange on October 25, 2005.

As of October 25, 2005, there were 28,494,973 shares of the registrant’s common stock outstanding.

Explanatory Note

Interpool, Inc. (the "Company") is filing this Amendment No. 2 (the "Amendment No 2") to its Form 10-K for the year ended December 31, 2004, originally filed with the Securities and Exchange Commission (the "SEC") on March 30, 2005 (the "Original Filing"), as amended by Amendment No. 1 to the Original Filing, filed with the SEC on May 2, 2005 (the Original Filing, as so amended, the "2004 Form 10-K"), because, subsequent to the filing of Amendment No. 1, we determined that we had not recorded the full amount of compensation expense required by U.S. generally accepted accounting principles ("GAAP") with respect to a separation agreement with Mr. Raoul Witteveen, our former President, which was entered into in connection with Mr. Witteveen’s resignation in October 2003. When originally preparing our Consolidated Financial Statements for the year ended December 31, 2003, we recorded compensation expense related to the cash separation payments we agreed to make to Mr. Witteveen. However, the separation agreement we entered into with Mr. Witteveen also contained a provision under which Mr. Witteveen’s fully vested stock options, which had a five year remaining term at the time of his resignation, would instead expire two years after his resignation and therefore would not be subject to a provision of our 1993 Stock Option Plan under which vested options terminate if not exercised within ten business days after resignation. In our 2003 Consolidated Financial Statements, we should have re-measured the intrinsic value of the options (the difference between the market price of the underlying stock and the exercise price of the options) at the date of the modification and recorded the intrinsic value of the options at the modification date as additional compensation expense (non-cash) in the fourth quarter of 2003. As a result of the correction, we are recording additional compensation expense and additional paid-in capital of $7.1 million for the year ended December 31, 2003 resulting from the option modification. In addition, we are recording a deferred tax asset of $2.8 million for the tax benefit to be derived in the future related to the additional compensation expense. These changes have the effect of increasing stockholders’ equity by $2.8 million. These adjustments reduced net income for the year ended December 31, 2003 by approximately $4.3 million.

In connection with our decision to correct our Consolidated Financial Statements for the option modification discussed above, we will also be correcting our 2003 and 2004 Consolidated Financial Statements for an accounting error previously disclosed in the Company’s 2004 Form 10-K relating to hedge accounting that affected the Company’s 2003 financial results. Because the hedge accounting error had not been considered sufficiently material to require a modification of the 2003 Consolidated Financial Statements, we recorded a non-cash adjustment to correct this error during the fourth quarter of 2004. This non-cash adjustment increased our net income for 2004 by $0.6 million. In light of the decision to correct our 2003 Consolidated Financial Statements for the option modification, we are adjusting our 2003 and 2004 Consolidated Financial Statements to reflect the correction for the hedge accounting error.

The adjustments to properly account for these transactions are reflected in our Consolidated Financial Statements included as part of this Amendment No. 2 and are more fully discussed in Notes 1, 5, 8, 14 and 18 to the Consolidated Financial Statements.

Because of these changes to our Consolidated Financial Statements, we are amending our 2003 and 2004 Consolidated Financial Statements as included in our 2004 Form 10-K (as previously amended) to:

•	Revise Item 6, "Selected Financial Data." The revisions appear in:

–	the Company’s Income Statement Data for the year ended December 31, 2004 in the line items "Income before cumulative effect of change in accounting principle," "Income per share-Basic" and "Income per share-Diluted";

–	the Company’s Income Statement Data for the year ended December 31, 2003 in the line items "Income before cumulative effect of change in accounting principle," "Income per share-Basic," "Income per share-Diluted" and "Weighted average shares outstanding-Diluted"; and

–	the Company’s Balance Sheet Data as of December 31, 2004 and 2003 in the line item "Stockholders’ equity";

•	Revise Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations." We have amended Item 7 as follows:

–	added an eighth paragraph to the untitled section before the section entitled "General";

–	revised the lease operating and administrative expense percentage for 2003 and the related discussion within the seventh from last paragraph of the section entitled "General";

–	revised net income for 2004 and 2003, net income per share for 2004 and 2003 and the related percentage comparing net income for 2004 with net income for 2003, as well as the return on average shareholders’ equity for 2004 and 2003 within the fourth from the last paragraph of the section entitled "General";

–	revised the discussions regarding "Lease Operating and Administrative Expenses," "Fair Value Adjustment for Derivative Instruments," "Provision for Income Taxes" and "Net Income" within the sections entitled "Results of Operations, Year Ended December 31, 2004 Compared to Year Ended December 31, 2003" and "Year Ended December 31, 2003 Compared to Year Ended December 31, 2002"; and

–	revised the first paragraph of the section entitled "Cash Flow" due to the changes in net income for 2004 and 2003 resulting from compensation expense related to a modification of the terms for the options held by our former President which resulted in a new measurement date and the non-cash adjustment to reflect the correction for the error relating to hedge accounting.

•	Revise Item 8, "Financial Statements and Supplementary Data." The revisions appear in:

–	the Company’s Consolidated Balance Sheet as of December 31, 2004 in the line items "Income taxes-deferred," "Total taxes," "Total liabilities," "Additional paid-in-capital," "Retained earnings" and "Total stockholders’ equity";

–	the Company’s Consolidated Balance Sheet as of December 31, 2003 in the line items "Income taxes-deferred," "Total taxes," "Total liabilities," "Additional paid-in capital," "Retained earnings," "Accumulated other comprehensive loss" and "Total stockholders’ equity";

–	the Company’s Consolidated Statement of Income for the year ended December 31, 2004 in the line items "Fair value adjustment for derivative instruments," "Total costs and expenses," "Income before minority interest expense and provision/(benefit) for income taxes," "Income before provision/(benefit) for income taxes," "Provision (benefit) for income taxes," "Net income," "Net income per share-Basic" and "Net income per share-Diluted";

–	the Company’s Consolidated Statement of Income for the year ended December 31, 2003 in the line items "Lease operating expenses," "Administrative expenses," "Fair value adjustment for derivative instruments," "Total costs and expenses," "Income before minority interest expense and provision/(benefit) for income taxes," "Income before provision/(benefit) for income taxes," "Provision/(benefit) for income taxes," "Net income," "Net income per share-Basic," "Net income per share-Diluted" and "Weighted average shares outstanding-Diluted";

–	the Company’s Consolidated Statements of Changes in Stockholders’ Equity for 2004 in the line items "Net income (restated)," "Other comprehensive income (restated)" and "Balance, December 31, 2004 (restated)";

–	the Company’s Consolidated Statements of Changes in Stockholders’ Equity for 2003 in the line items "Net income (restated)," "Other comprehensive income (restated)" "Comprehensive income (restated)," "Balance, December 31, 2003 (restated)" and added the line item "Intrinsic value of option modification";

–	the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2004 in the line items "Net income," "Provision/(benefit) for deferred income taxes" and "Fair value adjustment for derivative instruments";

–	the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2003 in the line items "Net income," "Provision/(benefit) for deferred income taxes," "Fair value adjustment for derivative instruments" and the new line item "Option modification compensation expense"; and

–	the Company's Notes to Consolidated Financial Statements:

•	Note 1 – revising the subsections "Stock based compensation"; "Comprehensive income/(loss)," "Net income per share"; and adding a new subsection entitled "Restatement";

•	Note 2 – revising years 2004 and 2003 in the table detailing the components of deferred tax assets and liabilities, revising years 2004 and 2003 in the table detailing the reconciliation of the U.S. statutory tax rate to the effective tax rate and revising years 2004 and 2003 in the table detailing the components of the provisions (benefit) for income taxes;

•	Note 5 – revising the unrealized pre-tax income and the related income tax effect on cash flow hedges and the pre-tax income due to changes in the fair value of swap agreements which do not qualify as cash flow hedges for the years ended December 31, 2004 and 2003;

•	Note 8 - revising the subsection "Separation Agreements";

•	Note 13 - revising years 2004 and 2003 in the table entitled "Segment Information";

•	Note 14 - revising the tenth paragraph; and

•	Note 18 – revising the subsection entitled "Restatement of previously reported quarterly results related to hedging transaction" and adding a new subsection entitled "Restatement of previously reported quarterly results related to the modification of a stock option award granted to the former President."

As required by SEC Rule 12b-15, set forth below in their entirety are Item 6 (Selected Financial Data), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 8 (Financial Statements and Supplementary Data).

As part of this Amendment No. 2 the Company is also filing new certifications from our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2).

No attempt has been made in this Form 10-K/A to update other disclosures presented in the 2004 Form 10-K (as previously amended), except as described above. This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

INTERPOOL, INC.

FORM 10-K/A

TABLE OF CONTENTS

Item	Page

PART II

ITEM 6. ITEM 7. ITEM 8. ITEM 15.	SELECTED FINANCIAL DATA MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	7 9 51 113

SIGNATURES	115

PART II

ITEM 6.      SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data, for the periods and at the dates indicated. This information should be read in conjunction with our historical Consolidated Financial Statements included in this Annual Report on Form 10-K/A and the notes thereto. (See Note 1B, Restatement, to the Consolidated Financial Statements for additional details of the restated amounts.)

SELECTED FINANACIAL DATA
(in thousands, except per share amounts)

                                                                   YEAR ENDED DECEMBER 31
                                            2004          2003(1) (2)     2002(1)(2)(3)   2001(1)(2)(4)    2000(1)(2)(4)(5)
                                            ----          -----------     -------------   -------------    ----------------
 INCOME STATEMENT DATA:                  Restated         Restated

 Equipment leasing revenue                $388,183         $374,287        $325,080        $338,718          $287,553

 Depreciation and amortization of
 leasing equipment                         $89,458          $87,498         $88,707         $79,678           $66,075

 Interest expense                         $112,013         $106,688        $108,344         $98,270           $87,809

Fair value adjustment for warrants        $49,222               --              --              --                --

Income before cumulative effect of
 change in accounting principle             $7,869          $37,496          $4,389         $28,104           $44,040

 Income per share:
 Basic                                       $0.29            $1.37           $0.16           $1.03             $1.61
                                             =====            =====           =====           =====             =====
 Diluted                                     $0.27            $1.30           $0.15           $0.97             $1.61
                                             =====            =====           =====           =====             =====
 Weighted average shares
 outstanding:

 Basic                                      27,380           27,365          27,360          27,417            27,421

 Diluted                                    28,960           28,935          29,202          28,973            27,426

 Cash dividends declared per common
 share                                       $0.25            $0.25         $0.2275         $0.1925             $0.15

                                          2004             2003            2002            2001             2000
                                          ----             ----            ----            ----             ----
 BALANCE SHEET DATA:                      Restated         Restated

 Cash and cash equivalents                $309,458         $141,019        $170,613        $103,760          $157,224

 Net investment in direct financing       $363,445         $426,815        $334,129        $275,372          $213,180
 leases

 Leasing equipment, net                 $1,579,196       $1,636,716      $1,557,639      $1,335,610        $1,231,037

 Total assets                           $2,404,086       $2,373,036      $2,241,944      $1,923,052        $2,204,590

 Debt and capital lease obligations     $1,718,198       $1,715,687      $1,672,211      $1,429,680        $1,706,985

 Stockholders' equity                     $397,023         $386,477        $336,996        $352,072          $341,322
(1)	As disclosed in our Quarterly Report on Form 10-Q for the nine months ended September 30, 2004, the Company uncovered an immaterial error related to financial statements not part of any current filing, which has been reported as an adjustment to opening retained earnings. For further information regarding this adjustment, see Note 1 to the Consolidated Financial Statements

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

ITEM. 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The information in this Annual Report on Form 10-K/A contains certain "forward-looking statements" within the meaning of the securities laws. These forward-looking statements reflect the current view of the Company with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included in this report, including the statements under "Management’s Discussion and Analysis of Financial Condition and Results of Operations," regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

During the preparation of the third quarter of 2004 financial statements, we uncovered an immaterial error related to financial statements not part of any current filing, which has been reported as an adjustment to opening retained earnings. For further information regarding this adjustment, see Note 1 to the Consolidated Financial Statements. All financial information for 2004 and prior periods included in this Report on Form 10-K/A gives effect to the adjustment.

During the preparation of the December 31, 2004 Consolidated Financial Statements, a weakness in our documentation of certain hedging relationships was uncovered. It was determined that the previously reported quarterly results for March 31, 2004, June 30, 2004 and September 30, 2004 required restatement. For additional information regarding this restatement, see Notes 1(B) and 18 to the Consolidated Financial Statements.

During the third quarter of 2005, we determined that we had not recorded the full amount of compensation expense required by U.S. generally accepted accounting principles ("GAAP") with respect to a separation agreement with Mr. Raoul Witteveen, our former President, which was entered into in connection with Mr. Witteveen’s resignation in October 2003. When originally preparing our financial statements for the year ended December 31, 2003, we recorded compensation expense related to the cash separation payments we agreed to make to Mr. Witteveen. However, the separation agreement we entered into with Mr. Witteveen also contained a provision under which Mr. Witteveen’s fully vested stock options, which had a five year remaining term at the time of his resignation, would instead expire two years after his resignation and therefore would not be subject to a provision of our 1993 Stock Option Plan under which vested options terminate if not exercised within ten business days after resignation. In our 2003 Consolidated Financial Statements, we should have re-measured the intrinsic value of the options (the difference between the market price of the underlying common stock and the exercise price of the options) at the date of the modification and recorded the intrinsic value of the options as additional compensation expense (non-cash) in the fourth quarter of 2003. In connection with our decision to correct our Consolidated Financial Statements for the option modification discussed above, we are correcting our 2003 and 2004 Consolidated Financial Statements for an accounting error previously disclosed in our 2004 Form 10-K relating to hedge accounting that affected our 2003 financial results. Because the hedge accounting error had not been considered sufficiently material to require a modification of the 2003 Consolidated Financial Statements, we had previously recorded a non-cash adjustment to correct this error during the fourth quarter of 2004.

For further information regarding the restatement, see Note 1(B) to the Consolidated Financial Statements.

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

Other than interest expense and depreciation expense on our operating lease equipment, our primary expenses are corporate administrative and lease operating expenses, which include maintenance and repair expense, as well as storage and positioning expense. Our lessees are generally responsible for lease operating expenses during the term of their lease. Our corporate administrative expenses are primarily employee related costs such as salary expense, costs of employee benefits, information technology expenses and travel and entertainment costs, as well as expenses incurred for outside services such as legal, consulting and audit related fees. During 2004, lease operating and administrative expenses as a percentage of total revenues were 35.9%, compared to 40.7% during the same period in 2003. The additional personnel and systems enhancements we are adding to improve our internal controls, as well as additional procedures being implemented to comply with Sarbanes-Oxley requirements, have added incremental administrative expenses in 2004. During 2004, the incremental administrative expenses were offset by a reduction in legal fees resulting from the Audit Committee and SEC investigations, a reduction in storage costs resulting from an increase in fleet utilization, and a reduction in compensation expense resulting from a one time charge during 2003 for the modification of the terms of stock options held by our former President.

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

Our net income for the year ended December 31, 2004 was $7.9 million as compared with $37.5 million for the year ended December 31, 2003, a reduction of 79%. The December 31, 2004 net income included non-cash expense of $49.2 million (for which no tax benefit is derived) resulting from the change in fair value of the warrants issued by us during September 2004 in connection with a Securities Purchase Agreement pursuant to which we sold $150.0 million of 6.0% notes due in 2014 (See Note 4 to the Consolidated Financial Statements). In addition, our 2004 net income included an after tax gain on the settlement of an insurance litigation of $5.2 million. Our net income per share on a fully diluted basis for the year ended December 31, 2004 and 2003 was $0.27 and $1.30, respectively. Annualized return on average stockholders’ equity was 2.0% for the year ended December 31, 2004 compared to 10.4% for the year ended December 31, 2003. Excluding the non-cash expense for the change in the fair value of the warrants and the gain on settled insurance litigation, the annualized return on average stockholder’s equity was 12.6 for the year ended December 31, 2004.

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

Our container leasing operations are primarily conducted through our subsidiary, Interpool Limited, a Barbados corporation, as well as through CAI, our consolidated 50% owned subsidiary. Our effective tax rate benefits substantially from the application of an income tax convention, pursuant to which the profits of Interpool Limited from international container leasing operations are exempt from federal taxation in the United States. As discussed below, these profits are subject to Barbados tax at rates that are significantly lower than the applicable rates in the United States. For further information regarding the United States and Barbados Tax Treaty and the recently-enacted Protocol to this Treaty, see Note 2 to the Consolidated Financial Statements and the "United States Federal Income Tax" section of Management’s Discussion and Analysis in this Form 10-K/A.

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

Container leasing segment revenues increased to $181.5 million for the year ended December 31, 2004, from $175.1 million in the year ended December 31, 2003, an increase of $6.4 million or 4%. The increase was primarily attributable to an increase in container operating lease revenues of $9.4 million, partially offset by a decrease in direct financing lease revenues of $3.1 million. The incremental container operating lease revenues, as compared to the prior year period, are primarily due to our container operating lease fleet which increased in size by 7%. The daily rental rates for the overall container fleet were lower, partially offsetting the incremental revenue resulting from the increased average size of our container operating lease fleet. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire regardless of whether all of these units are generating revenue. Under this method, utilization rates of our container operating lease fleet were 99% at December 31, 2004 and 2003. The utilization rates of our operating lease container fleet, considering CAI’s actual utilization rates for our operating lease containers managed by CAI, were 96% and 94% at December 31, 2004 and 2003, respectively.

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

Lease Operating and Administrative Expenses. Our lease operating and administrative expenses decreased to $145.3 million for the year ended December 31, 2004 from $163.5 million in the year ended December 31, 2003, a decrease of $18.2 million or 11%.

The decrease was primarily due to:

•	A decrease in storage costs of $4.7 million primarily due to increased utilization experienced within CAI’s container fleet as well as within the domestic intermodal chassis product line.

•	A decrease of $2.7 million in positioning and handling expenses, primarily due to a reduction in services incurred for the United States military.

•	A decrease in maintenance and repair costs of $2.6 million primarily due to a decrease in repairs of equipment for both the chassis and container product lines.

•	A decrease in legal and consulting fees of $2.0 million primarily due to a reduction in legal fees related to the Audit Committee and SEC investigations in 2003 and the class action lawsuit, partially offset by increased consulting services.

•	A decrease in commission expense of $1.1 million primarily due to the write-off of deferred sales commissions in the prior year period, as well as an overall reduction in agency commissions.

•	An increase in foreign exchange gains of $1.1 million primarily due to the effects of foreign currency fluctuations.

•	A decrease in travel and entertainment expense of $0.7 million primarily due to reduced executive travel incurred within the container leasing segment.

•	A decrease in compensation related expense of $3.2 million primarily due to $12.9 million recorded in 2003 related to separation agreements with our former Chief Financial Officer who resigned in July 2003 and our former President who resigned in October 2003. These costs included a $7.1 million charge related to the modification of the options held by our former President. This reduction due to the separation agreements was largely offset by an increase in headcount and other employee related costs.

A further breakdown of the lease operating and administrative expense variances, as compared to the prior period, by reportable segment is as follows:

•	Container leasing segment lease operating and administrative expenses decreased to $46.7 million for the year ended December 31, 2004 from $54.2 million in the year ended December 31, 2003, a decrease of $7.5 million or 14%. This decrease can be summarized as follows:

                                                                      Container
                 (Dollars in millions)                                  Leasing
                 ---------------------                                ---------
                 Storage expense                                        $(3.9)
                 Legal and consulting fees                               (1.7)
                 Commissions expense                                     (1.1)
                 Exchange                                                (1.1)
                 Maintenance and repairs expense                         (0.8)
                 Travel and entertainment expense                        (0.7)
                 Positioning and handling expense                        (0.5)
                 Compensation related expense                             3.0
                 Other, net                                              (0.7)
                                                                         ----
                 Total                                                 $ (7.5)
                                                                       =======
•	Domestic intermodal equipment segment lease operating and administrative expenses decreased to $98.6 million for the year ended December 31, 2004 from $109.2 in the year ended December 31, 2003, a decrease of $10.6 million or 10%. This decrease can be summarized as follows:

                                                                      Domestic
                                                                     Intermodal
                 (Dollars in millions)                                Equipment
                 --------------------                                ----------
                 Compensation related expense                           $(6.2)
                 Positioning and handling expense                        (2.2)
                 Maintenance and repairs expense                         (1.8)
                 Storage expense                                         (0.8)
                 Legal and consulting fees                               (0.3)
                 Other, net                                               0.7
                                                                          ---
                 Total                                                 $(10.6)
                                                                       =======

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

                                                Year Ended        Year Ended
                                               December 31,      December 31,
           (Dollars in millions):                  2003              2004
           ----------------------              ------------      ------------
           Audit fees for the reaudits
              and restatements                      $3.6              $0.5
           Cost of investigations                    5.9               0.2
           Legal and consulting fees                 3.2               2.4
           Separation agreements                    13.0               0.3
           Bank waiver fees                          1.6               2.5
                                                     ---               ---
           Amounts before tax                      $27.3              $5.9
                                                   =====              ====
           Amounts net of tax                      $17.2              $4.0
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

Fair Value Adjustment for Derivative Instruments. Our non-cash fair value adjustment for derivative instruments income amounted to $1.5 million for the year ended December 31, 2004 as compared to income of $1.8 million for the year ended December 31, 2003. The income for the year ended December 31, 2004, as well as the prior year period, was primarily due to the change in fair value of interest rate swap agreements held which do not qualify as cash flow hedges.

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

Provision for Income Taxes. We recorded an income tax provision of $13.4 million for the year ended December 31, 2004 as compared to $0.8 million for the year ended December 31, 2003. This increase was principally caused by an increase in taxable income of $32.2 million as adjusted for the $49.2 million permanent tax difference that arose from the non-cash expense pertaining to the Warrant liability. In addition, a larger proportion of taxable income was generated from United States sources as compared to lower-taxed international source income.

Interpool Limited’s pre-tax income (international sourced income) is taxed at a low rate (approximately 3%) due to the income tax convention between the United States and Barbados. The domestic intermodal division’s pre-tax income (United States sourced income), including corporate activities and the results of operations of CAI, is taxed at the higher United States tax rates. During the year ended December 31, 2004, 35% of taxable income was generated from United States sources as compared to a loss experienced during the year ended December 31, 2003, thus contributing to the increase in the provision for income taxes.

Net Income. As a result of the factors described above, our net income decreased to $7.9 million in the year ended December 31, 2004 from $37.5 million in the year ended December 31, 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Equipment Leasing Revenue. Our equipment leasing revenues increased to $374.3 million for the year ended December 31, 2003, from $325.1 million in the year ended December 31, 2002, an increase of $49.2 million or 15%.

Container leasing segment revenues increased to $175.1 million for the year ended December 31, 2003, from $138.3 million in the year ended December 31, 2002, an increase of $36.8 million or 27%. The increase was attributable to $17.1 million of incremental leasing revenues as a result of consolidating the activities of CAI for a full year in 2003 as compared to approximately six months in 2002. In addition, container operating lease revenues increased $10.1 million and direct financing lease revenues increased $9.6 million. The incremental container operating lease revenues are primarily due to our container operating lease fleet which increased in size by 11% and an increase in the utilization rates for our containers as compared to the prior year period. The daily rental rates for containers were relatively flat as compared to the prior year period. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire regardless of whether all of these units are generating revenue. Under this method, utilization rates of our container operating lease fleet were 99% and 98% at December 31, 2003 and 2002, respectively. The utilization rates of our operating lease container fleet, considering CAI’s actual utilization rates for our operating lease containers managed by CAI, were 94% and 92% at December 31, 2003 and 2002, respectively.

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

Lease Operating and Administrative Expenses. Our lease operating and administrative expenses increased to $163.5 million for the year ended December 31, 2003 from $117.0 million in the year ended December 31, 2002, an increase of $46.5 million or 40%.

The increase was primarily due to:

•	An increase of $13.0 million resulting from the consolidation of the activities of CAI for the full year in 2003 compared to approximately six months in the prior year.

•	An increase in legal fees of $11.6 million primarily related to the Audit Committee and SEC investigations as well as the restatement of our 2001 and 2000 annual financial results and the financial results of the first three quarters of 2002.

•	An increase in compensation related expense of $13.0 million due to the recording of costs related to separation agreements with our former Chief Financial Officer who resigned in July 2003 and our former President who resigned in October 2003. Of this amount, $7.1 million was related to the modification of fully vested stock options held by the former President and $5.9 million related to severance and other costs incurred under the terms of the separation agreements. In addition, salary expense increased by $2.6 million as a result of an increase in headcount and other employee related costs.

•	An increase in maintenance and repair costs of $4.7 million primarily due to the refurbishment of chassis for use within the chassis product line and an increase in repairs within the container product line.

•	An increase in audit expenses of $4.3 million primarily as a result of the restatement of our 2001 and 2000 annual financial results and the financial results of the first three quarters of 2002.

•	An increase of $3.5 million in positioning and handling expenses, primarily due to an increase in services provided for the United States military during 2003.

•	An increase in insurance expense of $0.8 million primarily due to premiums for insurance coverage against customer insolvency and related equipment losses. The premium rates and deductibles for this type of insurance have increased as a result of higher claim experience by the Company and others within the industry.

•	A decrease in storage costs of $6.4 million primarily due to increased utilization, as well as a reduction in storage related expenses as we sold equipment recovered from a customer in default.

•	A decrease in computer leasing equipment segment lease operating and administrative expenses of $0.4 million due to the liquidation of the computer leasing segment which was taking place throughout 2003.

A further breakdown of the lease operating and administrative expense variances, as compared to the prior period, by reportable segment is as follows:

•	Container leasing segment lease operating and administrative expenses (excluding the activities of CAI as CAI was a consolidated entity for the full year in 2003 compared to approximately six months in the prior year) increased to $27.0 million for the year ended December 31, 2003 from $26.1 in the year ended December 31, 2002, an increase of $0.9 million or 3%. This increase can be summarized as follows:

                                                         Container
           (Dollars in millions)                          Leasing
           ---------------------                         ----------
           Legal fees                                       $1.7
           Audit expense                                     1.3
           Compensation related expense                      1.2
           Maintenance and repairs expense                   1.2
           Insurance expense                                 0.3
           Storage expense                                  (5.0)
           Other, net                                        0.2
                                                            -----
           Total                                            $0.9
                                                            ======
•	Domestic intermodal equipment segment lease operating and administrative expenses increased to $109.2 million for the year ended December 31, 2003 from $76.3 in the year ended December 31, 2002, an increase of $32.9 million or 43%. This increase can be summarized as follows:

                                                         Domestic
                                                        Intermodal
           (Dollars in millions)                         Equipment
           ---------------------                        -----------
           Compensation related expense                    $14.4
           Legal fees                                        9.9
           Maintenance and repairs expense                   3.5
           Positioning and handling expense                  3.5
           Audit expense                                     3.0
           Insurance expense                                 0.5
           Storage expense                                  (1.4)
           Other, net                                       (0.5)
                                                           ------
           Total                                           $32.9
                                                           =======

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

Fair Value Adjustment for Derivative Instruments. Our non-cash fair value adjustment for derivative instruments income amounted to $1.8 million for the year ended December 31, 2003 as compared to expense of $5.5 million in the year ended December 31, 2002, a change of $7.3 million. This change is primarily related to the change in the fair market value of interest rate swaps accounted for as free standing derivatives.

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

Provision/(Benefit) for Income Taxes. We recorded an income tax provision of $0.8 million for the year ended December 31, 2003 as compared to a tax benefit of $1.4 million for the year ended December 31, 2002. This increase in the provision for income taxes was caused by an increase in pre-tax income of $35.3 million and the mix between pre-tax income and losses generated from international sources and United States sources. The international container division that is taxed at lower rates (approximately 3%) based upon the income tax convention between the United States and Barbados, contributed favorably to net income. The domestic intermodal division (including corporate activities) which is taxed at higher United States tax rates, experienced reduced losses during the year ended December 31, 2003, as compared to the prior year. Additionally, other provisions for deferred tax asset valuation allowances increased the tax provision by $1.2 million during the year ended December 31, 2003 while the provisions for deferred tax asset valuation allowances decreased tax benefits by $6.3 million for the year ended December 31, 2002.

Net Income. As a result of the factors described above, our net income increased to $37.5 million in the year ended December 31, 2003 from $4.4 million in the year ended December 31, 2002.

Liquidity and Capital Resources

Historically, we have used funds from various sources to meet our corporate obligations and to finance the acquisition of equipment for lease to customers. The primary funding sources have been cash provided by operations, borrowings (generally from banks), securitization of lease receivables, the issuance of capital lease obligations and the sale of our securities. In addition, we have generated cash from the sale of equipment being retired from our fleet. In general, we have sought to meet debt service requirements from the leasing revenue generated by our equipment. Our scheduled capital lease and debt service payments (principal and estimated interest) for 2005 total $341.9 million and for 2006 total $230.0 million. Scheduled payments due to us under non-cancelable operating and direct financing lease agreements with our lessees total $302.2 million for 2005 and $260.6 million for 2006 (see Note 3 to our Consolidated Financial Statements). In addition, as of December 31, 2004, we had approximately $284.6 million of unrestricted cash and marketable securities on hand. The combination of unrestricted cash and marketable securities ($284.6 million) and non-cancelable lease payments due to us during 2005 and 2006 ($562.8 million) exceeds our scheduled debt service payments (principal and estimated interest) of $571.9 million for 2005 and 2006 by approximately $275.5 million. As indicated previously in Item 7 of this document, demand for both chassis and containers is currently strong, and our utilization rates, as well as those of our competitors are at high levels. We anticipate that industry demand for chassis and containers will continue to be strong well into 2006, driven primarily by the fact that all major shipyards are reporting large order backlogs through 2007. As of October 1, 2004, the existing order backlog was enough to account for an increase of approximately 50% in the world’s cellular container ship fleet and is expected to result in demand for a significant number of additional containers and chassis, as well as high utilization of existing units, for the next several years. Lease rates on both new and used chassis have been rising since the middle of 2004, reflecting increases in the cost of new chassis and increased utilization of used chassis. Lease rates for new containers have also been increasing along with the cost of the underlying units. Lease rates for used containers were competitive for much of 2004, although expiring leases are sometimes renewed at lower lease rates. It is management’s expectation that lease rates will also remain strong for the next several years.

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

Cash Flow

Net cash provided by operating activities amounted to $160.3 million in 2004, $150.0 million in 2003 and $120.1 million in 2002. While net income for the year ended December 31, 2004 was $29.6 million lower than net income for the year ended December 31, 2003, it included a non-cash expense of $49.2 million related to the adjustment of the fair value of warrants issued by us in the third quarter of 2004. Net income for the year ended December 31, 2003 included a non-cash charge of $7.1 million ($4.3 million after tax) related to the modification of options held by our former President. Excluding these adjustments for the fair value of the warrants and the option modification, net cash provided by these activities increased $15.3 million. This increase, along with a decrease in other receivables ($26.8 million) was partially offset by a decrease in accounts payable and accrued expenses ($13.6 million) and an increase in other assets ($13.0 million). The increase in net cash provided by these activities in 2003 as compared to 2002 was primarily due to an increase in net income, as well as changes in operating assets and liabilities in the ordinary course of business.

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

The following table sets forth certain historical cash flow information for the three years ended December 31, 2004.

                                                                            Year Ended December 31

                                                                        2004         2003         2002
                                                                        ----         ----         ----
                                                                             (Dollars in millions)
Net cash provided by operating activities                                $160.3     $150.0        $120.1
Proceeds from disposition of leasing equipment                            153.1       54.4          12.0
Acquisition of leasing equipment                                         (206.6)    (237.5)       (191.9)
Investment in direct financing leases                                     (43.7)    (109.3)        (64.1)
Net collections on direct financing leases                                 88.9       77.8          59.7
Net proceeds of issuance of long-term debt and capital lease obligations in excess of payment of long-term debt and capital lease
obligations                                                               240.0        7.6         203.8
Net (repayment) borrowings of revolving credit lines                     (215.5)      31.5         (74.8)

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

                                                                    Amounts Due by Period
                                                                   (Dollars in millions)
                                                    Less than 1                                                More than
      Contractual Obligations            Total         year            1-3 years           4-5 years            5 years
     -------------------------        ---------      ----------        ---------           ----------         ----------
     Long-Term Debt                   $  990.7      $  161.3         $   298.5             $   108.7           $  422.2
     Capital Lease Obligations           727.5          79.3             125.5                 136.8              385.9
     Interest on Long-Term
       Debt and Capital Lease
       Obligations                       732.6         101.3             168.9                 122.8              339.6
     Operating Leases                     56.6          15.2              29.1                   9.6                2.7
     Unconditional Purchase
     Obligations                         149.6         116.7              32.9                   ---                ---
     Employment Agreements                10.3           2.8               2.5                   2.4                2.6
     Separation Agreements                 2.6           1.3               1.3                   ---                ---
                                           ---           ---               ---                   ---                ---
     Total Contractual Cash
     Obligations                      $2,669.9        $477.9            $658.7                $380.3           $1,153.0
                                      ========        ======            ======                ======           ========

                                  Total                        Amount of Commitment Expiration Per Period
                                 Amounts     -------------------------------------------------------------------------
Other Commercial                 Committed      Less than 1
 Commitments                     ---------         year             1-3 years        4-5 years        Over 5 years
----------------                                   ----             ---------        ---------        ------------
Standby Letters of Credit          $ 6.0           $6.0            $---              $---                   $---
Guarantees                          16.8           ---               1.5               6.6                   8.7
                                    ----           ---               ---               ---                   ---
Total Commercial Commitments       $22.8           $6.0             $1.5              $6.6                  $8.7

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
                                                                                                ------
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

CAI

In April 1998, we acquired a 50% common equity interest in CAI. CAI owns and leases its own fleet of containers and also manages, for a fee, containers owned by us and third parties. We entered into an operating relationship with CAI primarily to facilitate the leasing in the short-term market of containers coming off long-term operating lease, to gain access to new companies looking to lease containers on a long-term basis and to realize cost efficiencies from the operation of a coordinated container lease marketing group. For containers managed by CAI for us in the short-term market, we earn the net operating income and pay CAI a fee for managing our equipment and leasing it on our behalf. The calculation is based on the average daily net operating income of CAI’s fleet of owned, leased-in and managed containers (including the portion of CAI’s fleet that consists of our equipment) for each day such managed containers are part of the CAI fleet. The marketing group which is organized as our wholly-owned subsidiary, is responsible for soliciting container lease business for both us and for CAI, including long-term operating and direct financing lease business and short-term lease business on master lease agreements. We have a right to purchase all long-term operating and direct financing lease business generated by the marketing group, subject to offering to CAI, at cost, 10% of this long-term operating and direct financing lease business. By mutual agreement, CAI has purchased for its own account long-term operating and direct financing lease business generated by the marketing group in excess of such amount. In addition, on occasion, we have entered into transactions with CAI pursuant to which we have acquired equipment, and the related leases, from CAI on terms that resulted in a profit for CAI. Such equipment, as well as certain other containers purchased from time to time, are currently managed for us by CAI for a fee based upon the actual net operating income earned by such containers.

In connection with the acquisition of our equity interest in CAI, we loaned CAI $33.7 million under a Subordinated Note Agreement (the "Note") that is collateralized by all containers owned by CAI as of April 30, 1998 or thereafter acquired, subject to the priority security interest lien of CAI’s senior credit facility, except for certain excluded collateral. Interest on the Note is at an annual fixed rate of 10.5% and is payable quarterly. The original repayment terms required mandatory quarterly principal payments of $1.7 million beginning July 30, 2003 through April 30, 2008. The Note was subject to certain financial covenants and was cross-collateralized with CAI’s senior credit facility, subject to the terms of a subordination agreement.

On June 27, 2002, CAI entered into an amended $110.0 million senior revolving credit agreement with a group of financial institutions. To facilitate the closing of this new credit facility, we agreed to extend the repayment terms of our Note so as to require mandatory quarterly principal payments of $1.7 million beginning July 30, 2006 through April 30, 2011 and modified certain financial covenants in the Note. Interest on the Note continues to accrue at an annual fixed rate of 10.5% and is payable quarterly. The Note continues to be cross-collateralized with CAI’s senior credit agreement, subject to the terms of an amended and restated subordination agreement. At the same time, we were provided a majority position on CAI’s board of directors. As a result of these transactions and gaining a majority position on CAI’s board, our financial statements include CAI as a consolidated subsidiary commencing June 27, 2002. Previously, CAI was accounted for under the equity method of accounting. Our share of the equity losses of CAI for the periods from January 1, 2002 through June 26, 2002 have been recorded in losses for investments accounted for under the equity method in the accompanying Consolidated Statements of Income. Since June 27, 2002, CAI’s results of operations have been included in the appropriate captions on the accompanying Consolidated Statements of Income. The assets and liabilities of CAI at December 31, 2004 and 2003 have been included on the accompanying Consolidated Balance Sheets.

A total of $65.0 million was outstanding under CAI’s senior revolving credit facility at December 31, 2004. Borrowings under CAI’s senior credit facility are secured by substantially all of CAI’s assets, other than certain excluded assets, and are payable on June 27, 2005. CAI is currently in discussions with its lenders regarding a renewal of its senior revolving credit facility. The senior credit facility contains various financial and other covenants. At December 31, 2004, CAI was in compliance with these covenants. The senior credit facility was amended in May 2003 to increase the letter of credit commitment by the lenders’ administrative agent.

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

The 420,811 shares withheld by the Company for the exercise price of the options and Mr. Serenbetz’s minimum taxes have been recorded as treasury shares, at their market value at the date of exercise on the accompanying Consolidated Balance Sheets. The exercise also resulted in the issuance of 668,438 shares at a par value of $.001 and increased additional paid-in-capital by $6.9 million. In addition, since these options were granted to Mr. Serenbetz as compensation for services rendered, we are entitled to claim a tax deduction for non-employee compensation on our 2004 federal tax return. Since we did not recognize compensation expense on the grant or exercise of these options, the tax benefit (amounting to $3.1 million) has been recorded as additional paid-in-capital at the time these options were exercised.

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

No deferred U.S. Federal income taxes have been provided on the unremitted earnings of Interpool Limited since it is the Company’s intention to indefinitely reinvest such earnings. At December 31, 2004, unremitted earnings of this subsidiary were approximately $334.0 million. The deferred U.S. Federal Income taxes related to the unremitted earnings of this subsidiary would be approximately $110.0 million, assuming these earnings are taxable at the U.S. statutory rate, net of foreign tax credits. We are now exploring the implications of the repatriation provision recently enacted by the American Jobs Creation Act of 2004, but we have not yet decided whether to repatriate any unremitted earnings.

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

Barbados tax returns. As a company resident in Barbados, Interpool Limited is required to file tax returns in Barbados and pay any tax liability to Barbados. However, no Barbados tax returns have been prepared or filed for Interpool Limited for any period subsequent to its 1997 tax year. We believe the failure to file these returns has not resulted in any material underpayment of taxes, interest or penalties (other than a normal late filing penalty), because we believe no material Barbados taxes would have been due for the years for which returns have not been filed. We further believe Interpool Limited’s failure to file these returns would not present any other material risk to Interpool. Preparation of these tax returns is currently in process, and it is our intent to submit them as promptly as practical.

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

In certain situations, a taxing authority may challenge positions adopted in our income tax filings. We may apply a different tax treatment for these selected transactions in filing the tax return than for income tax financial reporting purposes. We regularly assess the tax positions for such transactions and include reserves for those differences in position. The reserves are utilized or reversed once the statute of limitations has expired or the matter is otherwise resolved. In addition, we believe the ultimate outcome of these matters will not have a material impact on the Company’s financial condition or liquidity.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

INTERPOOL, INC.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets--At December 31, 2004 (restated) and 2003 (restated)
Consolidated Statements of Income For the Years Ended December 31, 2004 (restated),
      2003 (restated) and 2002
Consolidated Statements of Changes in Stockholders' Equity For the Years Ended
      December 31, 2004 (restated), 2003 (restated) and 2002
Consolidated Statements of Cash Flows For the Years Ended December 31, 2004 (restated),
      2003 (restated) and 2002
Notes to Consolidated Financial Statements	Page No. 53 54 55 56 57 58

Report of Independent Registered
Public Accounting Firm

The Board of Directors
Interpool, Inc.:

We have audited the accompanying consolidated balance sheets of Interpool, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 1(B) to the consolidated financial statements, the Company has restated its consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2004.

(signed) KPMG LLP

Short Hills, N.J.
March 28, 2005, except for Note 1(B) which is as of November 8, 2005

INTERPOOL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
(dollars in thousands, except share and per share amounts)

ASSETS                                                                                               2004            2003
                                                                                                   Restated         Restated
                                                                                                   --------         --------
CASH AND CASH EQUIVALENTS (including restricted cash of $24,927 and $24,985 at
     December 31, 2004 and 2003, respectively)                                                      $309,458       $141,019
MARKETABLE SECURITIES, available for sale at fair value                                                   27             24
ACCOUNTS RECEIVABLE, less allowance of $14,091 and $16,358, respectively                              72,598         69,055
NET INVESTMENT IN DIRECT FINANCING LEASES                                                            363,445        426,815
OTHER RECEIVABLES, net                                                                                 3,602         25,485
LEASING EQUIPMENT, net of accumulated depreciation and amortization of $538,575 and
     $522,431, respectively                                                                        1,579,196      1,636,716
OTHER ASSETS                                                                                          75,760         73,922
                                                                                                      ------         ------
TOTAL ASSETS                                                                                      $2,404,086     $2,373,036
                                                                                                  ==========     ==========
LIABILITIES
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                               $127,057       $198,062
WARRANT LIABILITY                                                                                     71,722            ---
INCOME TAXES:
     Current                                                                                           1,915            367
     Deferred                                                                                         46,367         34,555
                                                                                                      ------         ------
TOTAL TAXES                                                                                           48,282         34,922

DEFERRED INCOME                                                                                        2,018          2,704
DEBT AND CAPITAL LEASE OBLIGATIONS
     Due within one year                                                                             240,553        219,192
     Due after one year                                                                            1,477,645      1,496,495
                                                                                                   =========      =========
         TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS                                                  1,718,198      1,715,687

TOTAL LIABILITIES                                                                                 $1,967,277     $1,951,375
                                                                                                  ----------     ----------
MINORITY INTEREST IN EQUITY OF SUBSIDIARIES                                                           39,786         35,184
                                                                                                      ------         ------
STOCKHOLDERS' EQUITY
     Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued                       ---            ---
     Common stock, par value $.001 per share; 100,000,000 shares authorized, 28,278,759
       and 27,602,452 issued at December 31, 2004 and 2003, respectively                                  28             28
     Additional paid-in capital                                                                      145,112        135,629
     Unamortized deferred compensation                                                                  (554)        (1,184)
     Treasury stock, at cost, 646,711 and 225,900 shares at December 31, 2004 and 2003,
       respectively                                                                                  (11,508)        (2,229)
     Retained earnings                                                                               269,694        269,121
     Accumulated other comprehensive loss                                                             (5,749)       (14,888)
                                                                                                      -------       --------
TOTAL STOCKHOLDERS' EQUITY                                                                           397,023        386,477
                                                                                                     -------        -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $2,404,086     $2,373,036
                                                                                                  ==========     ===========

           The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(dollars and shares in thousands)

                                                                                  2004         2003          2002
                                                                                Restated      Restated       -----
REVENUES:                                                                       --------      --------
   Equipment leasing revenue, including income recognized on direct
      financing leases of $41,659, $46,362 and $36,246, respectively             $388,183     $374,287     $325,080
   Other revenue                                                                   16,204       27,825       19,855
                                                                                   ------       ------       ------
TOTAL REVENUES                                                                    404,387      402,112      344,935
                                                                                  -------      -------      -------
COSTS AND EXPENSES:
  Lease operating expenses                                                         95,332      108,465       89,078
  Administrative expenses                                                          49,943       55,052       27,945
  Provision for doubtful accounts                                                   1,476        4,248        7,843
  Fair value adjustment for derivative instruments                                 (1,511)      (1,756)       5,530
  Fair value adjustment for warrants                                               49,222          ---          ---
  Depreciation and amortization of leasing equipment                               89,458       87,498       88,707
  Impairment of leasing equipment                                                   4,610        9,049        9,550
  (Income)/loss for investments accounted for under the equity method                (416)       1,698        6,603
  Other (income)/expense, net                                                     (15,686)      (5,079)       1,131
  Gain on insurance settlement                                                     (6,267)         ---         ---
  Interest expense                                                                112,013      106,688      108,344
  Interest income                                                                  (3,390)      (3,960)      (4,638)
                                                                                   -------      -------      -------
TOTAL COST AND EXPENSES                                                           374,784      361,903      340,093
                                                                                  -------      -------      -------
Income before minority interest expense and provision/(benefit) for income
  taxes                                                                            29,603       40,209        4,842
MINORITY INTEREST EXPENSE                                                          (8,372)      (1,910)      (1,846)
                                                                                   -------      -------      -------
Income before provision/(benefit) for income taxes                                 21,231       38,299        2,996
PROVISION/(BENEFIT) FOR INCOME TAXES                                               13,362          803       (1,393)
                                                                                   -------         ---       -------
NET INCOME                                                                         $7,869      $37,496       $4,389
                                                                                   =======     ========      =======
INCOME PER SHARE
NET INCOME PER SHARE:
     Basic                                                                          $0.29        $1.37        $0.16
                                                                                    =====        =====        =====
     Diluted                                                                        $0.27        $1.30        $0.15
                                                                                    =====        =====        =====
WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
     Basic                                                                         27,380       27,365       27,360
                                                                                   =======     ========      =======
     Diluted                                                                       28,960       28,935       29,202
                                                                                   =======     ========      =======

          The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(dollars and shares in thousands)

                                                                                                    Acum.
                                   Common Stock                 Unamortized                        Other              Total
                                -------------------  Additional   Deferred                          Comp.    Comp-     Share-
                                 Outstanding  Par    Paid-in      Compensa   Treasury  Retained     Income   Income    holder's
                                   Shares    Value    Capital      tion       Stock     Earnings    (Loss)   (Loss)    Equity
                                 --------    ------  ---------   ----------  --------- ---------   --------  -------   --------
BALANCE, December 31, 2001 as
previously reported                27,355     $28    $124,182       $---     $(2,099)  $239,065   $(9,907)            $351,269

Adjustment (see Note 1)               ---     ---         ---        ---         ---        803       ---       ---        803

BALANCE, December 31, 2001, as
adjusted                           27,355      28     124,182        ---      (2,099)   239,868    (9,907)             352,072

Net income                            ---     ---         ---        ---         ---      4,389       ---     4,389      4,389

Other comprehensive loss              ---     ---         ---        ---         ---        ---   (15,091)  (15,091)   (15,091)
                                                                                                            -------
Comprehensive loss                                                                                         $(10,702)
                                                                                                           ========
Purchase of 9,300 shares of
  treasury stock                      ---     ---         ---        ---        (130)       ---       ---                 (130)

Capital contribution by officers
  and directors                       ---     ---       1,983        ---         ---        ---       ---                1,983

Cash dividends declared:

  Common stock, $.2275  per share     ---     ---         ---        ---         ---     (6,227)      ---               (6,227)
                                                                                         ------                         ------
BALANCE, December 31, 2002         27,355      28     126,165        ---      (2,229)   238,030   (24,998)             336,996

Net income (Restated)                 ---     ---         ---        ---         ---     37,496       ---    37,496     37,496

Other comprehensive income
(Restated)                            ---     ---         ---        ---         ---        ---    10,110    10,110     10,110
                                                                                                             ------
Comprehensive income (Restated)                                                                             $47,606
                                                                                                            =======
Capital contribution by officers
  and directors                       ---     ---         698        ---         ---        ---       ---                  698

Options exercised                      22     ---         351        ---         ---        ---       ---                  351

Restricted stock award                ---     ---       1,324     (1,324)        ---        ---       ---                  ---

Amortization of restricted stock
award                                 ---     ---         ---        140         ---        ---       ---                  140

Intrinsic value of option
modification (Restated)               ---     ---       7,091        ---         ---         ---      ---                7,091

Cash dividends declared:

  Common stock, $.25 per share        ---     ---         ---        ---         ---     (6,405)      ---               (6,405)
                                                                                         -------      ---               -------
BALANCE, December 31, 2003
(Restated)                         27,377     $28    $135,629    $(1,184)    $(2,229)  $269,121  $(14,888)            $386,477

Net income (Restated)                 ---     ---         ---        ---         ---      7,869       ---     7,869      7,869

Other comprehensive income
(Restated)                            ---     ---         ---        ---         ---        ---     9,139     9,139      9,139
                                                                                                              -----
Comprehensive income                                                                                        $17,008
                                                                                                            =======
Restricted stock award                  2     ---         371       (371)        ---        ---       ---
Amortization of restricted stock
award                                 ---     ---         ---         85         ---        ---       ---                   85

Forfeitures restricted stock award    ---     ---      (1,017)       916         ---        ---       ---                 (101)

Options exercised (See Note 14)       248     ---      10,006        ---      (9,279)       ---       ---                  727

Stock grant                             5     ---         123        ---         ---        ---       ---                  123

Cash dividends declared:

  Common stock, $0.25 per share       ---     ---         ---        ---         ---     (7,296)      ---               (7,296)
                                                                                         -------                        ------
BALANCE, December 31, 2004
(Restated)                         27,632     $28    $145,112      $(554)  $(11,508)   $269,694   $(5,749)            $397,023
                                  =======     ===    ========      ======  =========   ========   ========            =========

          The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(dollars in thousands)

                                                                                     2004            2003             2002
                                                                                     ----            ----             ----
                                                                                  (Restated)       (Restated)
                                                                                  ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $7,869          $37,496        $4,389
Adjustments to reconcile net income to net cash provided by operating activities --
   Depreciation and amortization                                                     97,123           94,210        91,457
   Impairment of leasing equipment                                                    4,610            9,049         9,550
   Amortization of debt discount                                                        506              ---           ---
   Accrued losses on business transferred under contractual agreement                   ---              ---        13,780
   Provision/(benefit) for deferred income taxes                                     11,124             (670)       (3,118)
   (Gain)/loss on sale of leasing equipment                                         (14,743)          (1,213)        4,257
   Loss on sale of marketable securities                                                ---               50            30
   Gain on sale of land held for sale                                                   ---              ---        (4,766)
   Provision for uncollectible accounts                                               1,476            4,248         7,843
   Gain on retirement of debt                                                           ---              ---        (1,118)
   Restricted stock grant expense                                                        85              140           ---
   Option modification compensation expense                                             ---            7,091           ---
   Fair value adjustment for derivative instruments                                  (1,511)          (1,756)        5,530
   Fair value adjustment for warrants                                                49,222              ---           ---
   (Income)/losses for investments accounted for under the equity method               (416)           1,698         6,603
   Gain on settled insurance litigation                                              (6,267)             ---           ---
   (Increase)/decrease in accounts receivable                                        (3,619)          (9,351)        8,018
   Decrease (increase) in other receivables                                          26,610             (194)       (5,447)
   (Increase)/decrease in other assets                                              (11,342)           1,701        (9,938)
   (Decrease)/increase in accounts payable and accrued expenses                      (5,801)           7,834       (11,168)
   Increase/(decrease) in income taxes payable                                        1,488             (436)         (248)
   Other, net                                                                         3,915              140         4,493
                                                                                      -----              ---         -----
         Net cash provided by operating activities                                  160,329          150,037       120,147
                                                                                    -------          -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment                                                   (206,613)        (237,521)     (191,938)
Proceeds from dispositions of leasing equipment                                     153,058           54,386        12,041
Proceeds from sale of land                                                              ---              ---         7,955
Investment in direct financing leases                                               (43,708)        (109,254)      (64,088)
Cash collections on direct financing leases                                          88,939           77,793        59,749
Purchase of marketable securities                                                       ---              (10)       (1,494)
Sales and matured marketable securities and other investing activities                  ---            1,445           574
Investment in and advances to subsidiary                                                ---              ---           765
Proceeds from minority interest partner in chassis distributor                          ---              500           ---
         Net cash used for investing activities                                      (8,324)        (212,661)     (176,436)
                                                                                     -------        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                      627,296          211,813     1,227,406
Payment of long-term debt and capital lease obligations                            (387,296)        (204,229)   (1,023,645)
Borrowings of revolving credit lines                                                 30,500           88,000        47,000
Repayment of revolving credit lines                                                (245,995)         (56,505)     (121,846)
Purchase of treasury stock                                                              ---              ---          (130)
Dividends paid                                                                       (8,071)          (6,049)       (5,643)
                                                                                     -------          -------       -------
Net cash provided by financing activities                                            16,434           33,030       123,142
                                                                                     ------           ------        ------
Net increase/(decrease) in cash and cash equivalents                                168,439          (29,594)       66,853
CASH AND CASH EQUIVALENTS, beginning of period                                      141,019          170,613       103,760
                                                                                    -------          -------       -------
CASH AND CASH EQUIVALENTS, end of period                                           $309,458         $141,019      $170,613
                                                                                   ========         ========      ========
Supplemental schedule of non-cash investing activities:
Direct financing lease financed through capital lease obligation                        ---           $4,397       $10,284
Transfers from leasing equipment to direct financing leases                         $24,449          $25,775       $40,227
Transfer from direct financing leases to leasing equipment                          $12,546           $3,651           ---
Exercise of stock option on a cashless basis                                           $727              ---           ---

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     Nature of operations, significant accounting policies and restatement:

           A.     Nature of operations and significant accounting policies

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

The Company’s container leasing operations are primarily conducted through our wholly-owned subsidiary, Interpool Limited, a Barbados corporation, as well as CAI, our 50% owned consolidated subsidiaries. Profits of Interpool Limited from international container leasing operations are exempt from federal taxation in the United States. These profits are subject to Barbados tax at rates that are substantially lower than the applicable rates in the United States.

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

Basis of consolidation—

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

Goodwill—

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

Translation of foreign currencies—

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

Maintenance and repair expense—

Maintenance and repair expenses are accounted for under the direct expense method; thus these amounts are charged to operating expenses when incurred.

Cash and cash equivalents—

The Company considers investments with original maturities of three months or less to be cash equivalents. The Company’s policy is to invest cash in excess of short-term operating and debt service requirements in cash equivalents. These instruments are stated at cost, which approximates market value because of the short-term nature of the instruments.

Allowance for doubtful accounts—

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

Non-performing receivables—

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

Direct financing leases—

Direct financing leases are recorded at the aggregate future minimum lease payments, including any purchase options granted to the customer, less unearned income. Income from these leases is recognized over the term of the lease using the effective interest method.

Stock-based compensation—

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

                                                                              Year Ended December 31,
                                                               -------------------------------------------------------
                                                                        2004              2003               2002
                                                                        ----              ----               ----
                                                                     (Restated)         (Restated)
                                                                     ----------         ----------
  Net income, as reported                                             $7,869             $37,496           $4,389
  Add:  Stock based employee compensation expense
  included in net income, net of related tax effects                   1,463               4,637              ---
  Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                          (1,503)             (5,380)            (112)
                                                                      -------             -------            -----
  Pro forma net income                                                $7,829             $36,753           $4,277
                                                                      =======             =======            =====
  Earnings per share:
  Basic-as reported                                                    $0.29               $1.37            $0.16
                                                                       =====               =====            =====
  Basic-pro forma                                                      $0.29               $1.34            $0.16
                                                                       =====               =====            =====
  Diluted-as reported                                                  $0.27               $1.30            $0.15
                                                                       =====               =====            =====
  Diluted-pro forma                                                    $0.27               $1.27            $0.15
                                                                       =====               =====            =====

The average fair value of options granted during 2004 was $9.76 per option. The fair value was estimated using the Black-Scholes Option pricing model based on the market price at Grant Date of $22.05 and the following assumptions: risk-free interest rate of 3.57%, expected life of 7 years, volatility of 45% and dividend yield of 1.44%. No Options were granted by the Company in 2003.

During the third quarter of 2005, the Company determined that it had not recorded the full amount of compensation expense required by U.S. generally accepted accounting principles ("GAAP") with respect to a separation agreement with Mr. Raoul Witteveen, its former President, which was entered into in connection with Mr. Witteveen’s resignation in October 2003. The separation agreement between the Company and Mr. Witteveen contained a provision under which Mr. Witteveen’s fully vested stock options, which had a five year remaining term at the time of his resignation, would instead expire two years after his resignation and therefore would not be subject to a provision of the Company’s 1993 Stock Option Plan under which vested options terminate if not exercised within ten business days after resignation. In the 2003 Consolidated Financial Statements, the Company should have re-measured the intrinsic value of the options (the difference between the market price of the underlying common stock and the exercise price of the options) at the date of the modification and recorded the intrinsic value of the options as additional compensation expense (non-cash) in the fourth quarter of 2003. As a result, the Company’s Consolidated Financial Statements have been restated for the years ended 2003 and 2004. See Note 1(B) for further discussion of this restatement. The modification to these vested stock options resulted in the recognition of compensation expense of $7,091. The fair value of these fully vested options as modified on October 9, 2003 was $8,214 or approximately $7.21 per option. These values are reflected in the above chart in 2003, net of tax. The fair value was estimated using the Black-Scholes Option pricing model based on the market price at the new measurement date of $16.47 and the following assumptions: risk-free interest rate of 1.75%, expected life of 2 years, volatility of 47% and dividend yield of 1.58%.

The average fair value of options granted during 2002 was $6.66 per option. The fair value was estimated using the Black-Scholes Option pricing model based on the market price at Grant Date of $13.73 and the following assumptions: risk-free interest rate of 3.5%, expected life of 7 years, volatility of 50% and dividend yield of 1.31%.

Insurance receivables—

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

Property and equipment—

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

Leasing equipment—

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

During the years ended December 31, 2004, 2003 and 2002, CAI performed a review of its container fleet in order to determine whether these assets were impaired in accordance with SFAS 144. The container fleet is reported in the container leasing segment. The loss was calculated by comparing the equipment’s net book value to the estimated realizable value of the equipment. The total impairment loss recorded by CAI at December 31, 2004 was $275 which reduced income before taxes by $138 after taking into account the Company’s 50% minority interest adjustment. This compares to an impairment loss at December 31, 2003 of $990 which reduced income before taxes by $495 after taking into account the Company’s 50% minority interest adjustment. The total impairment loss at December 31, 2002 was $4,231. The Company’s 50% share of this loss is $2,115 of which $1,732 was recognized by CAI before June 27, 2002 and was recorded by the Company in loss for investments accounted for under the equity method. In addition $766 of additional depreciation was recognized by CAI after June 27, 2002 which reduced income before taxes by $383 after taking into account the Company’s 50% minority interest adjustment.

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

Through September 30, 2003, the Company classified its retained interest in the off-balance sheet direct financing lease securitization completed in March 1999 as an available-for-sale security in the Consolidated Balance Sheets. Effective October 1, 2003, a customer elected to return a portion of the equipment covered by a direct financing lease which had been included in the lease securitization program. This equipment was subsequently leased to another customer under the terms of an operating lease agreement. As such, the lease could no longer be considered a financial asset and the Securitization Trust special purpose entity could no longer be treated as an off-balance sheet qualified special purpose entity for accounting purposes. Therefore, effective October 1, 2003, the Company consolidated the assets and liabilities of this special purpose entity. For further information regarding the lease securitization program and the consolidation of this special purpose entity, see Note 7 to the Consolidated Financial Statements. Impairment losses of $134 for the year ended December 31, 2002, were recorded and included in the accompanying Consolidated Income Statements based upon management’s analysis of projected cash flows of the underlying direct financing lease receivables in the Securitization Trust.

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

The amortized cost and estimated fair value of available for sale securities as of December 31, 2004 and 2003 are as follows:

                                                                       Gross Unrealized
                                                   Amortized        Holding        Holding        Estimated
                                                     Cost            Gains          Losses       Fair Value
                                                   ---------        -------        -------       ----------
           2004
           ----
           Marketable Securities                        $24             $3          $---               $27
                                                        ===             ==          ====               ===
           2003
           ----
           Marketable Securities                        $24            $--          $---               $24
                                                        ===            ===          ====               ===

Comprehensive income/(loss)—

Comprehensive income/(loss) consists of net income for the current period and gains and losses that have been previously excluded from the income statement and were only reported as a component of equity.

The tax effect of other comprehensive income/(loss) is as follows:

                                                                                Before Tax         Tax          Net of
                                                                                  Amount         Effect       Tax Amount
                                                                                ----------       ------       ----------
Year Ended December 31, 2004 (Restated)
Unrealized holding gains arising during the period:
Marketable securities                                                                    $3          $(1)           $2
Cumulative foreign currency translation adjustment                                       88          (32)           56
Swap agreements                                                                      12,941       (3,860)        9,081
                                                                                     ------       -------        -----
                                                                                    $13,032      $(3,893)       $9,139
                                                                                    =======      ========       ======

                                                                                Before Tax         Tax          Net of
                                                                                  Amount         Effect       Tax Amount
                                                                                ----------       ------       ----------
Year Ended December 31, 2003 (Restated)
Unrealized holding gains arising during the period:
Marketable securities (1)(2)                                                            $83         $(29)          $54
Cumulative foreign currency translation adjustment                                       71          (25)           46
Swap agreements                                                                      14,351       (4,341)       10,010
                                                                                     ------       -------       ------
                                                                                    $14,505      $(4,395)      $10,110
                                                                                    =======      ========      =======
(1)	Amounts are net of losses on sales of marketable securities of $50 (before income tax effect of $2) recognized in the income statement.

(2)	Amounts are net of a realized loss of $44 (before income tax effect of $18) considered permanent and recognized in the income statement.

                                                                                Before Tax         Tax          Net of
                                                                                  Amount         Effect       Tax Amount
                                                                                ----------       ------       ----------
Year Ended December 31, 2002
Unrealized holding losses arising during the period:
Marketable securities (3)                                                              $(40)         $14          $(26)
Other investment securities (4)                                                        (304)          15          (289)
Cumulative foreign currency translation adjustment                                      (66)          23           (43)
Swap agreements                                                                     (23,436)       8,703       (14,733)
                                                                                    --------       -----       --------
                                                                                   $(23,846)      $8,755      $(15,091)
                                                                                   =========      ======      ========
(3)	Amounts are net of losses on sales of marketable securities of $30 (before income tax effect of $12) recognized in the income statement.

(4)	Amounts are net of impairments of $134 (before income tax effect of $5) recognized in the income statement.

The components of accumulated other comprehensive loss, net of taxes, are as follows:

                                                                                         December 31,
                                                                                ----------------------------
                                                                                     2004            2003
                                                                                                  (Restated)
                                                                                     ----         ----------
Marketable securities                                                                    $2            $---
Cumulative foreign currency translation adjustment                                       59               3
Swap agreements                                                                      (5,810)        (14,891)
                                                                                     -------        --------
                                                                                    $(5,749)       $(14,888)
                                                                                    --------       ---------

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS 107") requires disclosure of the estimated fair value of the Company’s financial instruments, excluding leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, Accounting for Leases ("SFAS 13"). The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale. Estimated fair values have been determined using the best available data and estimation methodology suitable for each category of financial instrument. The estimation methodologies used to estimate the fair values and recorded book balances of the Company’s financial instruments at December 31, 2004 and 2003 are as follows:

Cash and cash equivalents

For such short-term investments, the carrying value is considered to be a reasonable estimate of fair value.

Marketable securities

For marketable securities in the Company’s portfolio, fair value was determined by reference to quoted market prices, when available.

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

Warrant liability

The warrants issued by the Company during September 2004, are classified as a liability on the Consolidated Balance Sheets. The estimated fair value of this liability (which is also the recorded book value) is calculated quarterly using external market data. Assuming that the warrants are not exercised or expired, the warrants will continue to be classified as a liability until certain conditions set forth in applicable accounting literature (specifically, ETIF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock) are satisfied, at which time the value of the warrants will be reclassified to stockholders’ equity.

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

                                                          December 31, 2004                 December 31, 2003
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

Concentration of Credit risk—

At both December 31, 2004 and 2003, approximately 47% of accounts receivable and 70% of the net investment in direct financing leases were from customers outside of the United States.

In 2004, 2003 and 2002 the Company’s top 25 customers represented approximately 75%, 74% and 71%, respectively, of its consolidated billings, with no single customer accounting for more than 8.2% in any year.

Net income per share—

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period (which is net of treasury shares). Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options and warrants and the unvested portion of restricted stock grants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price for the period. Stock options and warrants that do not have a dilutive effect (because the exercise price is above the market price) are not included in the diluted income per share. For the year ended December 31, 2004 (using the treasury stock method) warrants to purchase 76,052 shares and options to purchase 905 shares were not dilutive and were not included in diluted earnings per share. For the years ended December 31, 2003, and 2002, all stock options to acquire common shares were dilutive. There were no warrants outstanding during the year ended December 31, 2003 and 2002. Unvested restricted stock grants were dilutive for the years ended December 31, 2004 and 2003. See Note 14 to the Consolidated Financial Statements. There were no unvested restricted stock grants outstanding during the year ended December 31, 2002. For the years ended December 31, 2004, 2003 and 2002, the convertible redeemable subordinated debentures issued by the Company in December 2002, January 2003, and February 2003 (convertible into 1,487,285, 1,460,461 (as restated) and 17,599 shares, respectively) were not dilutive and were not included in diluted earnings per share. For further discussion of the debt characteristics of the convertible redeemable subordinated debentures, see Note 4 to the Consolidated Financial Statements.

A reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                             2004         2003         2002
                                                                             ----         ----         ----
                                                                          (Restated)   (Restated)
                                                                          ----------   ----------
        Numerator
             Net Income - Basic and Diluted EPS                              $7,869      $37,496      $4,389

        Denominator
             Weighted average common shares
             outstanding-Basic                                               27,380       27,365      27,360
             Dilutive stock options and warrants                              1,573        1,569       1,842
             Dilutive restricted stock grants                                     7            1         ---
                                                                             ------       ------      ------
             Weighted average common shares
             outstanding-Diluted                                             28,960       28,935      29,202
                                                                             ======       ======      ======

        Earnings per common share
             Basic                                                            $0.29        $1.37       $0.16
                                                                              =====        =====       =====
             Diluted                                                          $0.27        $1.30       $0.15
                                                                              =====        =====       =====

Use of estimates—

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

Reclassifications—

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

Adjustment to Opening Retained Earnings—

During the fourth quarter of 2004, the Company sold certain assets (with a book value of approximately $1,865) of CTC Container Trading (U.K.) Limited ("CTC"), a wholly-owned subsidiary which leased specialized cargo carrying units and other equipment for use by companies operating in the North Sea. While quantifying the approximate impact related to this sale, the Company noted that there was an elimination entry of approximately $803, net of tax, in the Interpool Limited consolidation related to CTC. This entry reduced retained earnings with a comparable reduction to leasing equipment. The entry originated when Interpool Limited sold container equipment to CTC at a profit prior to 1994. The elimination entry was recorded to eliminate the inter-company profits generated from the sale of the equipment. The inter-company profit included in the elimination entry should have been amortized over the period the equipment was being depreciated by CTC using the higher book values. No such amortization ever took place. The depreciation would have ended prior to any period being reported on by the Company in the December 31, 2004 Form 10-K/A. The effect of this error was to understate earnings during the period that the equipment was being depreciated. The Company determined the impact of this error should be reported as an adjustment to opening retained earnings.

          B.      Restatement

During the third quarter of 2005, the Company determined that it had not recorded the full amount of compensation expense required by U.S. GAAP with respect to a separation agreement with Mr. Raoul Witteveen, its former President, which was entered into in connection with Mr. Witteveen’s resignation in October 2003. When originally preparing the consolidated financial statements for the year ended December 31, 2003, the Company recorded compensation expense related to the cash separation payments it agreed to make to Mr. Witteveen. However, the separation agreement between the Company and Mr. Witteveen also contained a provision under which Mr. Witteveen’s fully vested stock options, which had a five year remaining term at the time of his resignation, would instead expire two years after his resignation and therefore would not be subject to a provision of the 1993 Stock Option Plan under which vested options terminate if not exercised within ten business days after termination of employment. In the 2003 Consolidated Financial Statements, the Company should have re-measured the intrinsic value of the options (the difference between the market price of the underlying common stock and the exercise price of the options) at the date of the modification and recorded the intrinsic value of the options at the modification date as additional compensation expense (non-cash) in the fourth quarter of 2003. As a result, the Company should have recorded additional compensation expense and additional paid-in capital of $7,091 for the year ended December 31, 2003 resulting from the option modification. In addition, the Company should have recorded a deferred tax asset of $2,837 for the tax benefit to be derived in the future related to the additional compensation expense. This adjustment would have resulted in an increase in stockholders’ equity of $2,837 and a reduction to net income for the year ended December 31, 2003 of approximately $4,254.

In connection with its decision to restate its Consolidated Financial Statements for the option modification discussed above, the Company is also adjusting these Consolidated Financial Statements for an accounting error that was previously considered immaterial. As previously disclosed in the Company’s original Form 10-K for the year ended December 31, 2004, in April 2003, the Company re-designated certain swap agreements to a number of its debt instruments and the documentation of these hedging relationships did not meet the criteria prescribed by U.S. generally accepted accounting principles to achieve the hedge accounting treatment used by the Company. As a result, the quarterly changes to the market value of these swap agreements during 2004 should have been recorded as fair value adjustment for derivative instruments in the 2004 Consolidated Financial Statements. This problem was identified during the year end 2004 audit and the Company restated its quarterly results in the Form 10Q for the periods March 31, June 30 and September 30, 2004. In addition, the Company had determined that the effect of this error for the period from April 1, 2003 to December 31, 2003 was immaterial to the 2003 Consolidated Financial Statements and, therefore, recorded an entry to correct this error during the fourth quarter of 2004. This adjustment, if properly reflected in the Consolidated Financial Statements at December 31, 2003 would have resulted in an increase to net income of $560 in 2003 and a reduction in net income of a similar amount in the December 31, 2004 Consolidated Financial Statements.

The Consolidated Financial Statements included in this Form 10-K/A Amendment No. 2 include the effect of the adjustments required to correct these errors.

The following table sets forth the effect of the restatement adjustments on the Consolidated Statements of Income for the years ended December 31, 2003 and 2004.

                                                                   As Previously
                                                                   Reported 2003       Change      As Restated 2003
                                                                   -------------       ------      ----------------
Lease operating expenses                                             $ 106,692          $1,773         $108,465
Administrative expenses                                                 49,734           5,318           55,052
Fair value adjustment for derivative instruments                          (837)           (919)          (1,756)
Total cost and expenses                                                355,731           6,172          361,903
Income before minority interest expense and provision/(benefit)
for income taxes                                                        46,381          (6,172)          40,209
Income before provision/(benefit) for income taxes                      44,471          (6,172)          38,299
Provision/(benefit) for income taxes                                     3,281          (2,478)             803
Net income                                                             $41,190         $(3,694)         $37,496

Net income per share:
Basic                                                                    $1.51          $(0.14)           $1.37
Diluted                                                                  $1.42          $(0.12)           $1.30

Weighted average shares outstanding (in thousands)
Diluted                                                                 30,396          (1,461)          28,935

                                                                   As Previously
                                                                   Reported 2004       Change      As Restated 2004
                                                                   -------------       ------      ----------------
Fair value adjustment for derivative instruments                       $(2,430)           $919          $(1,511)
Total cost and expenses                                                373,865             919          374,784
Income before minority interest expense and provision/(benefit)
for income taxes                                                        30,522            (919)          29,603
Income before provision/(benefit) for income taxes                      22,150            (919)          21,231
Provision/(benefit) for income taxes                                    13,721            (359)          13,362
Net income                                                              $8,429           $(560)          $7,869

Net income per share:
Basic                                                                    $0.31          $(0.02)           $0.29
Diluted                                                                  $0.29          $(0.02)           $0.27

The correction of the above items resulted in the restatement of certain amounts on the Consolidated Balance Sheet as of December 31, 2003 and 2004 as follows:

                                                                   As Previously
                                                                   Reported 2003       Change      As Restated 2003
                                                                   -------------       ------      ----------------
Deferred Income Taxes                                                  $37,392         $(2,837)        $34,555
Total taxes                                                             37,759          (2,837)         34,922
Total liabilities                                                    1,954,212          (2,837)      1,951,375
Additional paid-in-capital                                             128,538           7,091         135,629
Retained earnings                                                      272,815          (3,694)        269,121
Accumulated other comprehensive loss                                   (14,328)           (560)        (14,888)
Total stockholders' equity                                            $383,640          $2,837        $386,477

                                                                   As Previously
                                                                   Reported 2004       Change      As Restated 2004
                                                                   -------------       ------      ----------------
Deferred Income Taxes                                                  $49,204         $(2,837)        $46,367
Total taxes                                                             51,119          (2,837)         48,282
Total liabilities                                                    1,970,114          (2,837)      1,967,277
Additional paid-in-capital                                             138,021           7,091         145,112
Retained earnings                                                      273,948          (4,254)        269,694
Total stockholders' equity                                            $394,186          $2,837        $397,023

(2)     Income taxes:

Significant components of deferred tax assets and liabilities as of December 31, 2004 and 2003 were as follows:

                                                                              2004          2003
                                                                              ----          ----
             Deferred tax assets:                                           Restated      Restated
                                                                            --------      --------

                 Loss carry forwards                                         $141,893     $123,607
                 Other                                                         22,262       31,024
                                                                               ------       ------
                    Total deferred tax assets                                 164,155      154,631
                      Valuation allowances                                    (9,963)      (16,009)
                                                                              -------      --------
                    Net deferred tax assets                                   154,192      138,622
                                                                              -------      -------

             Deferred tax liabilities:
                 Operating property, net                                      197,951      170,167
                 Other                                                          2,608        3,010
                                                                                -----        -----
                    Total deferred tax liabilities                            200,559      173,177
                                                                              -------      -------
                    Net deferred tax liability                                $46,367      $34,555
                                                                              -------      -------

One of the Company’s subsidiaries had net operating loss carryforwards ("NOLs") for Federal income tax purposes totaling approximately $15,602 for which a $6,070 valuation allowance had been recorded. Since this $15,602 NOL expired in 2004, the related deferred tax asset of $6,070 was written off during the year resulting in a reduction to the valuation allowance of that amount. Other changes to the valuation allowance during the year related to various items including an equity investment, Chassis Holdings 1, LLC, and state NOLs. In 2003 the Company recorded additional valuation allowances aggregating $1,203 for future tax deductions related to an equity investment, Chassis Holdings I, LLC and for losses incurred with respect to PCR.

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

A significant subsidiary of the Company, Interpool Limited, is a Barbados corporation. Under the terms of an income tax convention between the United States and Barbados, Interpool Limited’s leasing income is fully taxable by Barbados, but exempt from U.S. Federal taxation. For information regarding the July 2004 Protocol between the United States and Barbados, see Note 17 to the Consolidated Financial Statements. The Barbados tax rate is a maximum of 2½% of income earned in Barbados.

No deferred U.S. Federal income taxes have been provided on the unremitted earnings of Interpool Limited since it is the Company’s intention to indefinitely reinvest such earnings. At December 31, 2004 unremitted earnings of Interpool Limited were approximately $334,000. The deferred U.S. Federal income taxes related to the unremitted earnings of Interpool Limited would be approximately $110,000, assuming these earnings were taxable at the U.S. statutory rate, net of foreign tax credits. We are now exploring the implications of the repatriation provision recently enacted by the American Jobs Creation Act of 2004, but we have not yet decided whether to repatriate any unremitted earnings.

As a company resident in Barbados, Interpool Limited is required to file tax returns in Barbados and pay any tax liability to Barbados. However, no Barbados tax returns have been prepared or filed for Interpool Limited for any period subsequent to its 1997 tax year. The Company believes the failure to file these returns has not resulted in any material underpayment of taxes, interest or penalties (other than a nominal late filing penalty), because the Company believes no material Barbados taxes would have been due for the years for which returns have not been filed. The Company further believes Interpool Limited’s failure to file these returns would not present any other material risk to Interpool. Preparation of these tax returns is currently in process, and it is the Company’s intent to submit them as promptly as practical.

A reconciliation of the U. S. statutory tax rate to the effective tax rate follows:

                                                                                  2004         2003          2002
                                                                                  ----         ----          ----
                                                                                Restated     Restated
                                                                                --------     --------
           U.S. statutory rate                                                    35.0%         35.0%         35.0%
           Difference due to operation of subsidiary in Barbados                 (75.8)        (38.0)       (285.5)
           State taxes                                                            10.1           0.7         (52.0)
           Warrant liability                                                      81.2           ---          ---
           Other                                                                  11.7           1.5           4.3
           PCR losses                                                             ---            ---          39.3
           Valuation allowances                                                    0.8           2.9         212.4
                                                                                   ---           ---         -----
           Effective tax rate                                                     63.0%          2.1%        (46.5)%
                                                                                  -----          ----        -------

The non-cash expense of $49,222 recorded in 2004 pertaining to the increase in the Company’s liability for warrants (see Note 4 to the Consolidated Financial Statements) is non-deductible for Federal income tax purposes. This resulted in a 81.2% increase in the Company’s 2004 actual tax rate.

The provision (benefit) for income taxes is as follows:

                                                2004         2003            2002
                                                ----         ----            ----
                                               Restated    Restated
                                               --------    --------
             U.S.                             $13,277        $(754)        $(1,883)
             Other                                 85        1,557             490
                                              $13,362         $803         $(1,393)
                                              =======         ====         ========
             Current                           $2,238       $1,473          $1,725
             Deferred                          11,124         (670)         (3,118)
                                               ------         -----         -------
                                              $13,362         $803         $(1,393)
                                              =======         ====         ========

(3)     Leasing activities:

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

                                                                    December 31, 2004
                                                   --------------------------------------------------
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

As of December 31, 2004, the Company also had noncancelable operating leases, under which it will receive future minimum rental payments as follows:

                           2005                                  $188,249
                           2006                                   160,690
                           2007                                   129,454
                           2008                                    78,831
                           2009                                    45,577
                           Thereafter                              44,510
                                                                 --------
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

Allowance for doubtful accounts—

The following summarizes the activity in the allowance for doubtful accounts:

                                                      2004               2003                  2002
                                                   -------             --------               ------
      Balance, beginning of year                   $16,358              $14,033               $6,674
           Provision charged to expense              1,476                4,248                7,843
           Increase for allowance due to
           consolidation of CAI as of June
           27, 2002                                    ---                  ---                1,898
           Write-offs                               (5,247)              (2,140)              (2,504)
           Recoveries                                1,507                  226                  132
           Other                                        (3)                  (9)                 (10)
                                                   -------              -------              -------
      Balance, end of year                         $14,091              $16,358              $14,033
                                                   =======              =======              =======

The allowance for doubtful accounts includes the Company’s estimate of allowances necessary for receivables on both operating and direct financing lease receivables. The allowance for doubtful accounts is developed based on two key components (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful and (2) reserves for estimated losses inherent in the receivables based upon historical trends. The Company believes its allowance for doubtful accounts is adequate to provide for credit losses inherent on its accounts receivable. The allowance for doubtful accounts is intended to provide for losses inherent in the accounts receivable, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. In addition, changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. Direct financing leases are evaluated on a case by case basis. When evaluating its operating and direct financing lease receivables for impairment, the Company considers, among other things, the level of past-due amounts of the respective receivable, the borrower’s financial condition, credit quality indicators of the borrower, the value of underlying collateral and third party credit enhancements such as guarantees and insurance policies. Once a direct financing lease is determined to be non-performing, Company procedures provide for the following events to take place in order to evaluate collectibility:

•	The past due amounts are reclassified to accounts receivable,

•	The equipment value supporting such direct financing lease is reclassified to leasing equipment, and

•	Collectibility is evaluated, taking into consideration equipment book value, and the total outstanding receivable, as well as the likelihood of collection through the recovery of equipment.

As of December 31, 2004 and 2003, included in accounts receivable are non-performing receivables of $12,498 and $12,795, respectively. The Company’s average non-performing receivables are $12,704 and $11,669 for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, included in the allowance for doubtful accounts are reserves for the non-performing receivables of $11,764 and $11,918, respectively. As of December 31, 2004 and 2003, our non-performing receivables, net of applicable reserves, were 1.01% and 1.27%, respectively, of accounts receivable, net.

All outstanding amounts due for non-performing direct financing lease accounts are reclassified to accounts receivable, therefore an allowance for doubtful accounts for the net investment in direct financing leases is not required.

The Company seeks to reduce credit risk by maintaining insurance coverage against customer insolvency and related equipment losses. The Company maintains contingent physical damage, recovery and loss of revenue insurance, which provides coverage in the event of a customer’s insolvency, bankruptcy or default giving rise to its demand for return of all of its equipment. The policy covers the cost of recovering the Company’s equipment from the customer, including repositioning cost, damage to the equipment and the value of equipment that could not be located or was uneconomical to recover. It also covers a portion of the equipment leasing revenue that the Company might lose as a result of the customer’s default (i.e., up to 180 days of lease payments following an occurrence under the policy). The Company’s current policy, which will expire on April 30, 2005, includes coverage of $9,000 with a $3,000 deductible, per occurrence. While the Company believes it will be able to renew this coverage on comparable or more favorable terms, for an additional twelve month period, there can be no assurance that this or similar coverage will be available in the future or that such insurance coverage will cover the entirety of any loss.

(4)     Debt:

The following table summarizes the Company’s debt and capital lease obligations as of December 31, 2004 and 2003.

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
                                                                            ==========              ==========

At December 31, 2004, the Company had available $223,000 under various facilities which includes approximately $39,000 available under CAI’s revolving credit facility. A commitment for $150,000 was completed on December 29, 2004 and will be open for 364 days, after which it will either be renewed, refinanced, or will be paid out in full over the following 48 months. The advance rate under this facility will be either 60% or 75% at the Company’s option. The interest rate is determined by a pricing grid and can range from LIBOR plus 140 to 180 basis points, depending upon the Company’s tangible debt to total net worth ratio or its corporate credit rating, and the advance rate chosen. As of December 31, 2004, the rate would be LIBOR plus 165 basis points at a 75% advance rate and LIBOR plus 150 basis points at a 60% advance rate. There is a commitment fee of 45 basis points per annum on any unused portion of this commitment, payable quarterly in arrears. Another commitment for $25,000 was available for future use at December 31, 2004. This commitment was scheduled to be open until March 31, 2005, after which any unfunded portion of the commitment would expire. This commitment was subsequently cancelled during February 2005 to allow the financial institution to provide a larger commitment as part of the 150,000 facility mentioned above. During the first quarter of 2005, we received additional commitments under a secured equipment financing established on November 1, 2004 totaling $248,000 from six additional financial institutions. As of the date this Form 10-K was filed, none of these additional commitments had been utilized.

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
                                                                       -------
                                                                      $990,741
                                                                      ========

The Company’s debt consists of notes, loans and capital lease obligations with installments payable in varying amounts through 2027, with a weighted average interest rate of 6.2% and 6.0% in 2004 and 2003, respectively. The principal amount of debt and capital lease obligations payable under fixed rate contracts was $898,712. Remaining debt and capital lease obligations of $819,486 were payable under floating rate arrangements, of which $408,367 was effectively converted to fixed rate debt through the use of interest rate swap agreements. At December 31, 2004, most of the debt and capital lease obligations of the Company are secured by a substantial portion of the Company’s leasing equipment, direct financing leases and accounts receivable, except for $469,183 of debt which is unsecured. For further information on the accounting treatment for interest rate swap contracts see Note 5 to the Consolidated Financial Statements.

In March 2002, the Company established a $500,000 chassis asset-backed securitization facility. This facility is guaranteed by MBIA and was therefore rated AAA by Standard & Poor’s and Aaa by Moody’s. On September 30, 2002, the Company entered into a sale/leaseback transaction and expanded the total debt and capital lease obligations to a total of $540,968 outstanding, of which $129,328 is a debt obligation and $411,640 is a capital lease obligation under the sale/leaseback. In May 2003, the Company established a $200,000 revolving warehouse facility within its chassis securitization facility and received funding from a $25,500 debt obligation issuance. In July 2003 and October 2003, the Company agreed, among other things, to suspend its ability to incur additional funding under the warehouse facility until such time as the loan and guarantee parties have each agreed in their sole discretion to reinstate their funding commitments. Additionally in January 2004, as a result of the downgrade of the ratings on the Company’s debt securities Moody’s reduced the "shadow rating" of the Company’s chassis securitization. The Company was subsequently advised by the provider of the insurance "wrap" portion of the chassis securitization that, as a result of the downgrade of the shadow rating, the Company was liable to indemnify such provider for certain of the provider’s increased capital charge costs. During October 2004, the Company reached an agreement with such provider, pursuant to which it will pay approximately $220 per month in additional premium, declining as the loan is paid down. Such additional premium will be further adjusted downward after eighteen months if the shadow rating improves, potentially going away entirely. In addition, as part of this agreement the wrap provider and the other participants in the chassis securitization have permanently waived any early amortization event or default associated with the downgrade of the shadow rating. At December 31, 2004, the total debt and capital lease obligation outstanding under the facility totaled $474,199 of which $22,490 was outstanding under the warehouse facility, $53,875 is a debt obligation and $397,834 is a capital lease obligation. The interest rate on this facility is 5.99%, including the effect of interest rate swap contracts in place as of December 31, 2004. This facility continues to be accounted for as an on-balance sheet secured financing. The assets used to secure this facility are segregated in a Delaware statutory titling trust (the "Trust") and in a special purpose entity (which is consolidated by the Company) and consist of $18,500 of accounts receivable and fixed assets with a net book value of $522,480 at December 31, 2004. In addition, $24,927 of cash and marketable securities at December 31, 2004 are restricted for use by the Trust and the special purpose entity and included on the Company’s consolidated balance sheet. The assets, which are segregated in the special purpose entity and included on the Company’s consolidated balance sheet, are not available to pay the claims of the Company’s creditors.

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

On June 27, 2002, CAI entered into an amended $110,000 senior revolving credit agreement with a group of financial institutions. To facilitate the closing of this new credit facility, the Company agreed to extend the repayment terms of its Note so as to require mandatory quarterly principal payments of $1,683 beginning July 30, 2006 through April 30, 2011 and modified certain financial covenants in the Note. Interest on the Note continues to accrue at an annual fixed rate of 10.5% and is payable quarterly. The Note continues to be cross-collateralized with CAI’s senior credit agreement, subject to the terms of an amended and restated subordination agreement.

A total of $65,000 was outstanding under CAI’s senior revolving credit facility at December 31, 2004. Borrowings under CAI’s senior credit facility are secured by substantially all of CAI’s assets totaling approximately $181,958 in the Company’s Consolidated Financial Statements at December 31, 2004, and are payable on June 27, 2005. CAI is currently in discussions with its lenders regarding a renewal of their senior revolving credit facility. The senior credit facility contains various financial and other covenants. CAI was in compliance with the covenants at December 31, 2004.

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

EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in a Company’s Own Stock ("EITF 00-19") requires freestanding contracts that are settled in a Company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or liability must be carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. The Company has classified these warrants as a liability, as noted above, because the requirements of EITF 00-19 for classification of the warrants as equity have not yet been met. During the period in which the warrants are classified as a liability, any changes in fair value will be reported as fair value adjustment for warrants in the Consolidated Statement of Income. Due primarily to the increase in the market value of the Company’s common stock during the last quarter of 2004, the fair market value of these Warrants has increased from $22,500 at September 30, 2004 to $71,722 at December 31, 2004. As a result, during the three-months ended December 31, 2004, the Company has recorded a non-cash expense of $49,222 (for which no tax benefit is derived) which has been reflected as fair value adjustment for warrants on the accompanying Consolidated Statements of Income. Accordingly, future changes to the fair market value of these Warrants have the potential to cause volatility in our future results. For the period of time that these warrants are classified as a liability, any increase in the fair market value of the Warrants will result in an additional non-cash expense to the Consolidated Statements of Income. If the fair market value of the Warrants decreases in the future the Company will record non-cash income in its Consolidated Statements of Income. At such time as all of the conditions of EITF 00-19 are met for classification of the Warrants as equity, the liability account representing the fair value of the warrants at the date the conditions are met will be reclassified to additional paid-in-capital on the Consolidated Balance Sheets.

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

A condition that must be met for equity treatment under the provisions of EITF 00-19 is that there can be no possibility of a net cash settlement of the Warrants. Under the terms of the Warrant Agreement, in the event that stockholder approval of the issuance of common stock pursuant to the Series B Warrants is not obtained prior to April 30, 2005, the holders of the Series B Warrants have the right to settle their warrants for cash. In order to do this, the Series B Warrant holders, upon payment of the exercise price of the Series B Warrants, would receive cash from the Company in an amount equal to 105% of the market price of the Company’s common stock on the day prior to exercise. For example, if the market value of the Company’s stock was $22 at the date that the Series B Warrant holders exercised their right for a net cash settlement, the net cash settlement paid to the holders of the Series B Warrants would be approximately $14,574 ($22 market value X 105% X 2,857,565 shares – less exercise price of 2,857,565 shares X $18). The Company intends to hold a special meeting of the Stockholders as soon as practicable and at that meeting will seek stockholder approval for the exercise of the Series B Warrants. It is impossible for the Company to hold this meeting until the Company’s Proxy requesting this approval has been filed with and accepted by the Securities and Exchange Commission and all stockholders have been notified regarding the meeting. In connection with the sale of the Notes and Warrants, certain of the Company’s significant stockholders, whose combined ownership interest represents more than 50% of the issued and outstanding shares of its common stock, entered into a voting agreement pursuant to which they have agreed to vote to approve the exercise of the second series of Warrants by the investors. In addition, Martin Tuchman, the Company’s Chairman and Chief Executive Officer, Warren L. Serenbetz, a former member of its Board of Directors, and an entity controlled by members of Mr. Serenbetz’s family agreed to certain restrictions on their ability to transfer shares of the Company’s common stock in private transactions. If the approval for the issuance of the shares related to the Series B Warrants is obtained after April 30, 2005 and prior to the exercise of the Series B Warrants by the holders of the Warrants, the holders of the Series B Warrants will lose their right to exercise the net cash settlement feature of Series B Warrants once such stockholder approval is received. At that time, this will no longer be a condition for liability treatment under the provisions of EITF 00-19.

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

Covenants: Under the Company’s secured equipment financing facility (and most of its other debt instruments, the Company was required to maintain covenants (as defined) for tangible net worth (the most stringent of which required the Company to maintain tangible net worth of at least $300,000), a fixed charge coverage ratio of 1.5 to 1 and a funded debt to net worth ratio (as defined in the agreement) of 4.0 to 1. A servicing agreement to which the Company is a party requires that it maintains a tangible net worth (as defined in the agreement) of at least $375,000 plus 50% of any positive net income reported from October 1, 2004 forward. Additionally, under a credit agreement, the Company is required to maintain a security deposit in the aggregate amount of at least 80% of the outstanding loan balances, including interest. This amounted to $4,834 at December 31, 2004 and is included in other assets on the Consolidated Balance Sheet. At December 31, 2004, the Company was in compliance with these covenants, as amended. At December 31, 2004, under a restriction in the Company’s 6.0% Note Indenture approximately $3,561 of retained earnings were available for dividends.

(5)     Derivative instruments:

The Company’s assets are primarily fixed rate in nature while its debt instruments are primarily floating rate. The Company employs derivative financial instruments (interest rate swap agreements) to effectively convert certain floating rate debt instruments into fixed rate instruments and thereby manage its exposure to fluctuations in interest rates.

As of December 31, 2004 and December 31, 2003, included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets is a liability of $19,745 and $34,026, respectively, representing the market value of the Company’s interest rate swap contracts.

The unrealized pre-tax income on cash flow hedges for the year ended December 31, 2004 of $12,941 (restated) and the related income tax effect of $3,860 (restated) have been recorded by the Company as a component of other comprehensive income (loss).

The unrealized pre-tax income on cash flow hedges for the year ended December 31, 2003 of $14,351 (restated) and the related income tax effect of $4,341 (restated) have been recorded by the Company as a component of other comprehensive income (loss). See Note 1 to the Consolidated Financial Statements for additional disclosures regarding swap agreements and their impact on other comprehensive income.

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

For the year ended December 31, 2004, the Company reported $1,511 (restated) of pre-tax income in the Consolidated Statements of Income due to changes in the fair value of interest rate swap agreements which do not qualify as cash flow hedges under SFAS 133. This compares to $1,756 (restated) of pre-tax income for the year ended December 31, 2003.

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

As of December 31, 2004, the annual maturities of the notional principal amounts, with installments payable in varying amounts through 2014, and the weighted average interest rates expected to be received or paid for interest rate swap contracts were as follows:

                                     Notional        Receive           Pay
                                      Amount          Rate            Rate
                                     --------        -------          -----
2005                                  $85,248         2.32%           5.08%
2006                                   53,027         2.38%           5.26%
2007                                  161,645         2.40%           5.81%
2008                                   29,337         2.41%           5.56%
2009                                   27,675         2.41%           5.64%
Thereafter                             67,789         2.41%           5.43%
                                       ------         -----           -----
Total                                $424,721         2.39%           5.51%
                                     ========         =====           =====

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

During the fourth quarter of 2002, the Company determined that it was unlikely that PCR would be able to continue as a going concern, and, in the first quarter of 2003, PCR entered bankruptcy proceedings and began the voluntary liquidation of its business. As a result, during the fourth quarter of 2002, the Company accrued for its obligations related to the liquidation of PCR. The amounts accrued by the Company in 2002 included $4,429 related to its guarantee of PCR’s debt, $2,681 in payments made by The Ivy Group (which had assumed the $3,000 guarantee made by certain officers and directors of the Company) to pay off PCR’s bank debt and provide short-term liquidity (see further discussion below), the write-off of $1,400 in computer equipment related receivables due to Microtech, and $1,168 related to consulting and bonus agreements provided to key officers of PCR. These amounts have been included in other (income)/expense, net in the Company’s Consolidated Statements of Income.

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

The Company’s retained interest in this program was accounted for at fair value, with any changes in fair value over its allocated historical book value recorded as a component of accumulated other comprehensive income/(loss), net of tax, in the Consolidated Statement of Changes in Stockholders’ Equity. As of September 30, 2003 the Company’s estimated fair market value of its retained interest was $3,801, using a discounted cash flow model assuming expected credit losses of 1.5% and a discount rate of 12.6%. Prior to October 1, 2003 and for the year ended December 31, 2002, the Company recorded interest income on the retained interest totaling $976 and $1,777, respectively, which is included in equipment leasing revenue in the accompanying Consolidated Statements of Income. Impairment losses of $571 and $134 for the nine months ended September 30, 2003 and for the year ended December 31, 2002 were recorded and included in the accompanying Consolidated Statements of Income based upon changes in management’s projected cash flows of the underlying direct financing lease receivables in the securitization trust. The impairment charge recorded in 2003 resulted primarily from an amendment and waiver dated September 19, 2003, wherein the Company agreed that all future cash flows generated by the securitization facility that would have otherwise been remitted to the Company in satisfaction of its retained interest would be used to reduce the remaining obligations of its container securitization facility until such obligations were fully repaid. In addition, the Company agreed to defer its receipt of servicing fees. Once all obligations are repaid, the Company would then receive the future lease payments in satisfaction of its net investment in direct financing leases and deferred servicing fees. For the nine months ended September 30, 2003 and for the year ended December 31, 2002 cash flows received on the retained interest were $6,923 and $6,435 respectively.

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

Interpool Limited, a subsidiary of the Company (the "Servicer"), acted as servicer for the assets prior to October 1, 2003. Pursuant to the terms of the servicing agreement as amended on October 18, 2002, the Servicer was paid a fee of 0.75% of the assets under management. Prior to the amendment to the servicing agreement, the Servicer was paid a fee of 0.40%. As a result of this amendment, the Company recorded a permanent impairment loss of $240 for the year ended December 31, 2002 in the accompanying Consolidated Statements of Income. The Company’s management determined that the servicing fee paid approximates the fair value for services provided, as such, no servicing asset or liability was recorded. For the nine months ended September 30, 2003 and for the year ended December 31, 2002, the Company received servicing fees totaling $706 and $591 which are included in equipment leasing revenue in the accompanying Consolidated Statement of Income.

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
                                                            -------
                                                            $56,635
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

Separation Agreements: The Company has entered into separation agreements with its former President and Chief Operating Officer and its former Executive Vice President and Chief Financial Officer that provide for payments and benefits for periods of 1 to 3 years. As of December 31, 2004, the remaining obligation related to these agreements approximated $2,555. Expenses related to these separation agreements amounting to $12,935 (restated) were recorded during 2003, including the compensation expense resulting from the modification of the terms of the fully vested options held by the Company’s former President. (See Note 1(B), Restatement, to the Consolidated Financial Statements.) During 2004, as contemplated by the separation agreement with the Company’s former President and Chief Operating Officer, the Company paid and recorded to expense employment related taxes in connection with the previous employment of this executive officer prior to October 9, 2003, amounting to $274. These taxes could not be estimated in 2003 and a portion of these taxes are recoverable in 2005, and possibly in later years, by the Company from the former President and Chief Operating Officer under certain circumstances. For further information regarding a modification of the separation agreement with the former President and Chief Operating Officer, see Note 17 to the Consolidated Financial Statements.

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

Pending Governmental Investigations

Following the Company’s announcement in July 2003 that its Audit Committee had commissioned an internal investigation by special counsel into our accounting, the Company was notified that the SEC had opened an informal investigation of Interpool. As the Company anticipated, this investigation was subsequently converted to a formal investigation and remains pending as of the date this Form 10-K was filed with the SEC. The Company is cooperating fully with this investigation. The New York office of the SEC received a copy of the written report of the internal investigation and has received documents and information from the Company, its Audit Committee and certain other parties pursuant to SEC subpoenas. In late 2003, the Company was also advised that the United States Attorney’s office for the District of New Jersey received a copy of the written report of the internal investigation and opened a parallel investigation focusing on certain matters described in the report by the Audit Committee’s special counsel. The Company was informed that Interpool is neither a subject nor a target of the investigation by the U.S. Attorney’s office. The Company cannot predict the final outcome of these investigations and accordingly cannot be assured that they will not result in the taking of actions adverse to us.

Stockholder Litigation

In February and March 2004, several lawsuits were filed in the United States District Court for the District of New Jersey, by purchasers of the Company’s common stock naming the Company and certain of its present and former executive officers and directors as defendants. The complaints alleged violations of the federal securities laws relating to the Company’s reported Consolidated Financial Statements for the years ended December 31, 2000 and 2001 and the nine months ended September 30, 2002, which the Company announced in March 2003 would require restatement. Each of the complaints purported to be a class action brought on behalf of persons who purchased the Company’s securities during a specified period. In April 2004, the lawsuits, which seek unspecified amounts of compensatory damages and costs and expenses, including legal fees, were consolidated into a single action with lead plaintiffs and lead counsel having been appointed. The plaintiffs filed a consolidated amended complaint in September 2004, which includes allegations of purported misstatements and omissions in the Company’s public disclosures throughout an expanded purported class period from March 31, 1999 through December 26, 2003. In November 2004, the Company filed a motion to dismiss the amended complaint, which is currently pending. In the event the Company’s motion to dismiss is denied, the Company would expect to incur additional defense costs typical of this type of class action litigation. The Company intends to vigorously defend this lawsuit but is unable at this time to ascertain the impact this litigation may have on its financial position or results of operations.

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
                                                       ====       ====         ===

(11)     Relationship with CAI:

The Company holds a 50% common equity interest in CAI, which it acquired in April 1998. CAI owns and leases its own fleet of containers and also manages, for a fee, containers owned by the Company and third parties. The Company entered into its operating relationship with CAI primarily to facilitate the leasing in the short-term market of containers coming off long-term operating lease, to gain access to new companies looking to lease containers on a long-term basis and to realize cost efficiencies from the operation of a coordinated container lease marketing group. For containers managed by CAI for the Company on a short-term basis, the Company earns the net operating income and pays CAI a fee for managing its equipment and leasing it on its behalf. The calculation is based on the average daily net operating income of CAI’s fleet of owned, leased-in and managed containers (including the portion of CAI’s fleet that consists of the Company’s equipment) for each day such managed containers are part of the CAI fleet. The marketing group, which is organized as a wholly-owned subsidiary of the Company, is responsible for soliciting container lease business for both the Company and CAI, including long-term operating and direct financing lease business and short-term lease business on master lease agreements. The Company has a right to purchase all long-term operating and direct financing lease business generated by the marketing group, subject to the Company offering to CAI, at cost, 10% of this long-term operating and direct financing lease business. By mutual agreement, CAI has purchased for its own account long-term operating and direct financing lease business the marketing group has generated in excess of such amounts. During 2003, CAI sold containers to Interpool in the amount of $5,890 and recorded a gain on these sales of $557. During 2002, CAI sold containers to Interpool in the amount of $38,705 and recorded a gain on these sales of $5,102. These gains have been eliminated from the accompanying Consolidated Financial Statements. There were no sales between CAI and Interpool during 2004. Such equipment, as well as certain other containers purchased from time to time, are currently managed for the Company by CAI for a fee based upon the actual net operating income earned by such containers.

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

In connection with the acquisition of its equity interest in CAI, the Company loaned CAI $33,650 under a Subordinated Note Agreement (Note), which is collateralized by all containers owned by CAI as of April 30, 1998 or thereafter acquired, subject to the priority security interest lien of CAI’s senior credit facility, except for certain excluded collateral. Interest on the Note is at an annual fixed rate of 10.5% and is payable quarterly. The original repayment terms required mandatory quarterly principal payments of $1,683 beginning July 30, 2003 through April 30, 2008. The Note was subject to certain financial covenants and was cross-collateralized with CAI’s senior credit facility, subject to the terms of a subordination agreement.

On June 27, 2002, CAI entered into an amended $110,000 senior revolving credit agreement with a group of financial institutions. To facilitate the closing of this new credit facility, the Company agreed to extend the repayment terms of its Note so as to require mandatory quarterly principal payments of $1,683 beginning July 30, 2006 through April 30, 2011 and modified certain financial covenants in the Note. Interest on the Note continues to accrue at an annual fixed rate of 10.5% and is payable quarterly. The Note continues to be cross-collateralized with CAI’s senior credit agreement, subject to the terms of an amended and restated subordination agreement. At the same time, the Company was granted the right to appoint a majority of CAI’s board of directors. As a result of these transactions and gaining a majority position on CAI’s board, the Company’s financial statements include CAI as a consolidated subsidiary commencing June 27, 2002. Previously, CAI was accounted for under the equity method of accounting. The Company’s share of the equity losses of CAI for the period from January 1, 2002 through June 26, 2002 have been recorded in losses for investments accounted for under the equity method in the accompanying Consolidated Statement of Income. Since June 27, 2002 CAI’s results of operations have been included in the appropriate captions on the accompanying Consolidated Statements of Income. The assets and liabilities of CAI at December 31, 2004 and 2003, after elimination of intercompany transactions, have been included on the accompanying Consolidated Balance Sheets.

A total of $65,000 and $87,000 was outstanding under CAI’s senior revolving credit facility at December 31, 2004 and 2003, respectively. Borrowings under CAI’s senior credit facility are secured by substantially all of CAI’s assets, other than certain excluded assets, and are payable on June 27, 2005. CAI is currently in discussions with its lenders regarding a renewal of its senior revolving credit facility. The senior credit facility contains various financial and other covenants. At December 31, 2004, CAI was in compliance with these covenants.

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

In April 2004, the Company reached an agreement with CAI resolving differences in interpretation of certain agreements with CAI including provisions governing payment of appropriate remedial compensation when an age disparity develops between the Company’s containers managed by CAI and the balance of CAI’s fleet. Pursuant to the agreement with CAI, the Company paid CAI $2,000 for resolution of all disputes through February 29, 2004. The impact of this agreement, was a reduction in consolidated pre-tax income of $1,000 ($600 net of tax).

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

The computer leasing segment consisted of two subsidiaries, Microtech Leasing Corporation ("Microtech") and Personal Computer Rentals ("PCR"). During the third quarter of 2001, the Company adopted a plan to exit this segment. As of December 31, 2002 the assets of Microtech continued to be liquidated and PCR’s financial condition had deteriorated. PCR ceased active operations and liquidated in 2003. (See Note 6 to the Consolidated Financial Statements) As of December 31, 2004, all assets of Microtech and PCR were liquidated. For the year ended December 31, 2002, expenses related to the liquidation of PCR are included in the Domestic Intermodal Equipment segment.

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

Segment Information:

                                                                          Domestic       Computer
                                                         Container       Intermodal       Leasing
                        2004                              Leasing        Equipment       Equipment        Totals
                        ----                             ---------       ----------      ---------        ------
Equipment leasing revenue                                 $181,485         $206,698          $---         $388,183

Other revenue                                                8,671            7,533           ---           16,204

Lease operating and administrative expenses                 46,674           98,594             7          145,275

Provision for doubtful accounts                                950              526           ---            1,476

Fair value adjustments for derivative instruments
(restated)                                                  (1,303)            (208)          ---           (1,511)

Fair value adjustment warrants                                 ---           49,222           ---           49,222

Depreciation and amortization                               57,161           32,297           ---           89,458

Impairment of leasing equipment                              1,373            3,237           ---            4,610

Gain on settled insurance litigation                        (3,781)          (2,486)          ---           (6,267)

Other (income)/expense, net and minority interest           (8,485)           1,171           ---           (7,314)

Income for investments under equity method                     ---             (416)          ---             (416)

Interest income                                             (1,865)          (1,520)           (5)          (3,390)

Interest expense                                            36,347           75,666           ---          112,013

Income / (loss) before income taxes (restated)              63,085          (41,852)           (2)          21,231

Net investment in DFL's                                    277,461           85,984            ---         363,445

Leasing equipment, net                                     685,786          893,410            ---       1,579,196

Equipment purchases                                        212,402           37,919            ---         250,321

Total segment assets                                    $1,107,813       $1,296,248            $25      $2,404,086

                                                                          Domestic       Computer
                                                         Container       Intermodal       Leasing
                        2003                              Leasing        Equipment       Equipment        Totals
                        ----                             ---------       ----------      ---------        ------
Equipment leasing revenue                                 $175,131         $198,552           $604         $374,287

Other revenue                                               11,838           15,987            ---           27,825

Lease operating and administrative expenses
(restated)                                                  54,193          109,218            106          163,517

Provision for doubtful accounts                              2,005            2,634           (391)           4,248
Fair value adjustments for derivative instruments
(restated)                                                    (657)          (1,099)           ---           (1,756)

Depreciation and amortization                               56,677           30,821            ---           87,498

Impairment of leasing equipment                              2,688            6,361            ---            9,049

Other (income)/expense, net and minority interest           (5,085)           1,745            171           (3,169)

Losses for investment under equity method                      ---            1,698            ---            1,698

Interest income                                             (2,636)          (1,318)            (6)          (3,960)

Interest expense                                            33,202           73,485              1          106,688

Income/(loss) before income taxes (restated)                46,582           (9,006)           723           38,299

Net investment in DFL's                                    330,090           96,716              9          426,815

Leasing equipment, net                                     747,377          889,339            ---        1,636,716

Equipment purchases and investment in DFL's                279,888           66,887            ---          346,775

Total segment assets                                    $1,210,635       $1,162,357            $44       $2,373,036

                                                                         Domestic       Computer
                                                        Container       Intermodal       Leasing
                        2002                             Leasing        Equipment       Equipment        Totals
                        ----                             -------        ----------      ---------        ------
Equipment leasing revenue                                 $138,276        $185,283         $1,521        $325,080

Other revenue                                                8,094          11,761            ---          19,855

Lease operating and administrative expenses                 40,212          76,303            508         117,023

Provision for doubtful accounts                                325           5,939          1,579           7,843

Fair value adjustments for derivative instruments               96           5,434            ---           5,530

Depreciation and amortization                               51,245          37,384             78          88,707

Impairment of leasing equipment                              4,512           5,038             ---          9,550

Other (income)/expense, net and minority interest           (3,052)          4,579          1,450           2,977

Losses for investment under equity method                      ---           6,603            ---           6,603

Interest income                                             (2,243)         (2,395)           ---          (4,638)

Interest expense                                            27,182          81,016            146         108,344

Income/(loss) before income taxes                          $28,093        $(22,857)       $(2,240)         $2,996

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

Geographic Information:

   EQUIPMENT LEASING REVENUE                                2004                2003               2002
                                                            ----                ----               ----
   United States                                            $251,019            $236,126           $205,923
   International                                             137,164             138,161            119,157
                                                             -------             -------            -------
                                                            $388,183            $374,287           $325,080
                                                            ========            ========           ========

   LEASING EQUIPMENT, NET:
   United States                                          $1,034,212          $1,049,875
   International                                             544,984             586,841
                                                             -------             -------
                                                          $1,579,196          $1,636,716
                                                          ==========          ==========

   ASSETS:
   United States                                          $1,477,714          $1,354,921
   International                                             926,372           1,018,115
                                                             =======           =========
                                                          $2,404,086          $2,373,036
                                                          ==========          ==========

(14)     Capital stock:

The Company’s 2004 Stock Option Plan for Key Employees and Directors (the "2004 Plan"), was adopted by the Board of Directors, and approved by the stockholders at the Company’s Annual Meeting of Stockholders, on December 15, 2004. A total of 1,500,000 shares of common stock have been reserved for issuance under the 2004 Plan. Options may be granted under the 2004 Plan, at the discretion of the Compensation Committee of the Board of Directors (the "Compensation Committee"), to key employees and directors (whether or not they are employees) of Interpool, Inc. and its subsidiaries. The number of shares that may be the subject of options granted during any calendar year to any one individual cannot exceed 250,000 shares. No options were granted under this plan during 2004.

Previously, the Company maintained a 1993 Stock Option Plan for Executive Officers and Directors (the "1993 Stock Option Plan"). A total of 3,803,063 options are currently outstanding under the 1993 Stock Option Plan. No further options may be granted under the 1993 Stock Option Plan.

The Company’s 1993 Stock Option Plan was adopted by the Company’s Board of Directors and approved by the stockholders in March 1993. A total of 6,000,000 shares of common stock had been reserved for issuance under the Stock Option Plan. Options were granted under the Stock Option Plan to executive officers and directors of the Company or a subsidiary (including any executive consultant of the Company and its subsidiaries), whether or not they were employees. These options vested six months from date of grant and expired ten years from the date of grant.

The Company’s 2004 Nonqualified Stock Option Plan for Non-Employee, Non-Officer Directors (the "2004 Directors Plan"), was also adopted by the Board of Directors, and approved by the stockholders at the Company’s 2004 Annual Meeting of Stockholders on December 15, 2004. A total of 250,000 shares of common stock have been reserved for issuance under the 2004 Directors Plan. The exercise price per share is the fair market value of the Company’s common stock on the date on which the option was granted. The options granted pursuant to the 2004 Directors Plan may be exercised at the rate of one-third of the shares on the first anniversary of the options’ grant date and one-third of the shares on the second anniversary of the options’ grant date and one-third of the shares on the third anniversary of the options’ grant date, subject to applicable holding periods required under rules of the Securities and Exchange Commission. Options granted pursuant to the 2004 Directors Plan expire ten years from their grant date.

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

The Company’s 1993 Directors’ Plan was adopted by the Board of Directors and approved by the stockholders in March 1993. The 1993 Directors’ Plan is administered by the Compensation Committee of the Board of Directors. Under the 1993 Directors’ Plan a nonqualified stock option to purchase 15,000 shares of common stock was automatically granted to each non-employee, non-consultant director of the Company, in a single grant at the time the director first joined the Board of Directors. The 1993 Directors’ Plan authorized grants of options up to an aggregate of 150,000 shares of common stock. The exercise price per share is the fair market value of the Company’s common stock on the date on which the option was granted (the "Grant Date"). The options granted pursuant to the 1993 Directors’ Plan vested at the rate of 1/3 of the shares on the first anniversary of the director’s Grant Date, 1/3 of the shares on the second anniversary of the director’s Grant Date, and 1/3 of the shares on the third anniversary of the director’s Grant Date, subject to certain holding periods required under rules of the Securities and Exchange Commission. Options granted pursuant to the 1993 Directors’ Plan expire ten years from their Grant Date.

Through September 16, 1998, options to purchase 4,408,501 shares under the Company’s 1993 Stock Option Plan for Executive Officers and Directors had been granted, 22,500 of which expired due to failure to exercise and 22,500 of which were exercised. Options to purchase 90,000 shares were granted under the Company’s 1993 Nonqualified Stock Option Plan for Non-employee, Non-consultant Directors, 45,000 of which expired due to failure to exercise and 15,000 of which were exercised.

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

In connection with the resignation of Raoul Witteveen, the Company entered into a separation agreement that allows for Mr. Witteveen’s outstanding stock options, all of which were fully vested as of the date of his resignation, to be exercisable until October 9, 2005, rather than ten business days after the termination of his employment as required by the 1993 Stock Option Plan. This modification resulted in the recognition of compensation expense of $7,091. (See Note 1(B), Restatement to the Consolidated Financial Statements) Mr. Witteveen’s future sale of common stock will be subject to certain volume restrictions and a right of first refusal on the part of the Company and its affiliates.

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

Changes during 2004, 2003 and 2002 in options outstanding for the combined plans were as follows:

                                             2004                        2003                        2002
                                    ------------------------    ------------------------    -------------------------
                                                 Weighted                    Weighted                     Weighted
                                                 average                     average                      average
                                    Shares    exercise price    Shares    exercise price    Shares     exercise price
                                    ------    --------------    ------    --------------    ------     --------------
Outstanding at January 1,          4,516,501          10.31    4,539,001        $10.34     4,489,001          $10.30

Granted                               90,000          22.05          ---           ---        50,000           13.73
Exercised                            668,438          10.25       22,500         15.58           ---             ---

                                  --------------------------- --------------------------- ---------------------------
Outstanding at December 31,        3,938,063          10.59    4,516,501        $10.31     4,539,001          $10.34

Exercisable at December 31,        3,798,063          10.30    4,466,501        $10.29     4,384,001          $10.27
The following table summarizes information regarding stock options outstanding at December 31, 2004.

                                 Options Outstanding                                           Options Exercisable
                                 -------------------                                           -------------------
                                             Weighted Average
                             Number             Remaining                                  Number
                           Outstanding         Contractual       Weighted Average        Exercisable       Weighted Average
   Exercise Prices        December 31,         Life (Years)       Exercise Price        December 31,        Exercise Price
   ---------------        ------------       -----------------   ----------------       -------------      ----------------
     $6.375                    15,000               5.2                $6.375                15,000              $6.375

     10.25                  3,683,063               2.8                 10.25             3,683,063               10.25

     11.9375                  100,000               5.8               11.9375                50,000             11.9375

     13.73                     50,000               7.7                 13.73                50,000               13.73

     22.05                     90,000              9.95                 22.05                     0               22.05
-----------------------------------------------------------------------------------------------------------------------------

     $6.375-22.05           3,938,063               3.1                $10.59             3,798,063              $10.30

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

A.	Restatement of previously reported quarterly results related to hedging transaction

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

Because the Company no longer qualifies for hedge accounting on these swap agreements, the amounts previously recorded in accumulated other comprehensive loss through March 31, 2003 (amounting to $3,037) have been amortized over the remaining life of the associated debt (using the effective interest method) and the change in the value of the derivatives from March 31, 2003 have been recorded as a fair value adjustment for derivative instruments in the accompanying Consolidated Financial Statements. These debt instruments were fully repaid by the Company in December 2004 at which time the remaining amount in accumulated other comprehensive loss was recorded as fair value adjustment for derivative instruments in the accompanying Consolidated Statement of Income. In addition, the swap agreements have been treated as speculative hedges for the period from April 1, 2003 until December 31, 2004. As a result, the quarterly changes to the market value of these swap agreements have been recorded as fair value adjustment for derivative instruments in the Consolidated Financial Statements. See Note 1(B) for further discussion of the accounting for these derivatives for the period from April 1, 2003 to December 31, 2003.

The Company had previously determined that the effect of this error for the period from April 1, 2003 to December 31, 2003 was immaterial to the 2003 consolidated financial statements and, therefore, recorded an entry to correct this error during the fourth quarter of 2004. This adjustment has been properly reflected in the 2003 and 2004 quarterly data included below and in the Consolidated Financial Statements included in this Form 10-K/A Amendment No. 2.

B.	Restatement of previously reported quarterly results related to the modification of a stock option award granted to the former President

During the third quarter of 2005, the Company determined that it had not recorded the full amount of compensation expense required by U.S. generally accepted accounting principles ("GAAP") with respect to a separation agreement with Mr. Raoul Witteveen, its former President, which was entered into in connection with Mr. Witteveen's resignation in October 2003. When originally preparing the consolidated financial statements for the year ended December 31, 2003, the Company recorded compensation expense related to the cash separation payments it agreed to make to Mr. Witteveen. However, the separation agreement between the Company and Mr. Witteveen also contained a provision under which Mr. Witteveen's fully vested stock options, which had a five year remaining term at the time of his resignation, would instead expire two years after his resignation and therefore would not be subject to a provision of the 1993 Stock Option Plan under which vested options terminate if not exercised within ten business days after termination of employment. In the 2003 Consolidated Financial Statements, the Company should have re-measured the intrinsic value of the options (the difference between the market price of the underlying common stock and the exercise price of the options) at the date of modification and recorded the intrinsic value of the options at the modification date as additional compensation expense (non-cash) in the fourth quarter of 2003. As a result, the Company should have recorded additional compensation expense and additional paid-in capital of $7,091 for the year ended December 31, 2003 resulting from the option modification. In addition, the Company should have recorded a deferred tax asset of $2,837 for the tax benefit to be derived in the future related to the additional compensation expense. This adjustment would have resulted in an increase in stockholders' equity of $2,837 and a reduction to net income for the year ended December 31, 2003 of approximately $4,254.

The Consolidated Financial Statements included in this Form 10-K/A Amendment No. 2 and the quarterly tables below include the effect of the adjustments required to correct this error.

                                                                       2004
                                                                   As Restated
                                       ---------------------------------------------------------------------
                                             1st               2nd              3rd             4th(b)
                                             ---               ---              ---             ------
Equipment leasing revenue                 $94,937            $95,712          $98,353            $99,181
Net income/(loss)                         $10,207            $21,205          $15,036           $(38,579)
Basic income/(loss)  per share              $0.37              $0.77            $0.55             $(1.41)
Diluted income/(loss) per share             $0.35              $0.71            $0.50             $(1.41)

                                                                       2004
                                                                   As Reported
                                       ---------------------------------------------------------------------
                                             1st               2nd              3rd             4th(b)
                                             ---               ---              ---             ------
Equipment leasing revenue                 $94,937            $95,712          $98,353         $99,181
Net income                                $10,207            $21,205          $15,036        $(38,019)
Basic income per share                      $0.37              $0.77            $0.55          $(1.39)
Diluted income per share                    $0.35              $0.71            $0.50          $(1.39)

                                                                       2003
                                                                   As Restated
                                       ---------------------------------------------------------------------
                                             1st               2nd              3rd              4th
                                             ---               ---              ---             ------
Equipment leasing revenue                 $89,868            $91,549          $95,119          $97,751
Net income                                $11,769            $11,778           $6,700           $7,249
Basic income per share                      $0.43              $0.43            $0.24            $0.26
Diluted income per share                    $0.41              $0.40            $0.23            $0.25

                                                                       2003
                                                                   As Reported
                                       ---------------------------------------------------------------------
                                             1st               2nd              3rd              4th
                                             ---               ---              ---             ------
Equipment leasing revenue                 $89,868            $91,549          $95,119           $97,751
Net income                                $11,769            $12,336           $6,546           $10,539
Basic income per share                      $0.43              $0.45            $0.24             $0.38
Diluted income per share                    $0.41              $0.42            $0.23             $0.36

                                                                       2002
                                                                   As Reported
                                       ---------------------------------------------------------------------
                                             1st               2nd              3rd             4th(a)
                                             ---               ---              ---             ------
Equipment leasing revenue                  $74,483          $75,598          $86,028             $88,971
Net income/(loss)                           $6,190           $4,265           $3,032            $(9,098)
Basic income/(loss) per share                $0.23            $0.16            $0.11             $(0.33)
Diluted income/(loss) per share              $0.21            $0.14            $0.10             $(0.32)
(a)	The net (loss) during the fourth quarter of 2002 was principally due to pre-tax impairment losses of $5,715 relating to idle equipment, $3,417 of pre-tax losses resulting from the Company's share of equity losses and write-downs for certain investments accounted for under the equity method and $9,678 of pre-tax losses recognized as a result of the deteriorating financial condition of PCR.

(b)	The net (loss) during the fourth quarter of 2004 was primarily due to a non-cash expense of $49,222 resulting from the change in fair value of warrants issued by us in connection with a Securities Purchase Agreement pursuant to which the Company sold $150,000 of 6.0% notes due in 2014.

           ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

31.1 31.2 32.1 32.2	— — — —	Certification of Martin Tuchman. Certification of James F. Walsh. Certification of Martin Tuchman. Certification of James F. Walsh.

(b)	Financial Statement Schedules

—	Report of Independent Registered Public Accounting Firm on Supplementary Information.

Report of Independent Registered Public Accounting Firm on Supplementary Information

The Board of Directors
Interpool, Inc.:

We have audited and reported separately herein on the consolidated balance sheets of Interpool, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II included in this Annual Report on Form 10-K/A. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

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

As discussed in Note 1(B) to the consolidated financial statements, the Company has restated its consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2004.

(Signed) KPMG LLP

Short Hills, N.J.
March 28, 2005, except for Note 1(B) which is as of November 8, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPOOL, INC. (Registrant)

November 8, 2005	By /s/ Martin Tuchman Martin Tuchman Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 8, 2005	By /s/ Martin Tuchman Martin Tuchman Chairman of the Board of Directors, Chief Executive Officer, President, Chief Operating Officer and Director

November 8, 2005	By /s/ Warren L. Serenbetz, Jr. Warren L. Serenbetz, Jr. Director

November 8, 2005	By /s/ Arthur L. Burns Arthur L. Burns Executive Vice President, General Counsel and Director

November 8, 2005	By /s/ Peter D. Halstead Peter D. Halstead Director

November 8, 2005	By /s/ Joseph J. Whalen Joseph J. Whalen Director

November 8, 2005	By /s/ Clifton H. W. Maloney Clifton H. W. Maloney Director

November 8, 2005	By /s/ James F. Walsh James F. Walsh Executive Vice President and Chief Financial Officer

November 8, 2005	By /s/ Brian Tracey Brian Tracey Senior Vice President (Chief Accounting Officer)

November 8, 2005	By /s/ Michael S. Mathews Michael S. Mathews Director

November 8, 2005	By /s/ William J. Shea, Jr. William J. Shea, Jr. Director

INDEX TO EXHIBITS

Filed with Interpool, Inc. Report on Form 10-K/A

31.1 31.2 32.1 32.2	— — — —	Certification of Martin Tuchman. Certification of James F. Walsh. Certification of Martin Tuchman. Certification of James F. Walsh.