Form 10-Q/A
period 2005-03-31
INTERPOOL INC
filed 2005-11-08
CIK 898777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

As of October 20, 2005, there were 28,494,973 shares of common stock, $.001 par value outstanding.

Explanatory Note

Interpool, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment No 1”) to its Form 10-Q for the quarter ended March 31, 2005, originally filed with the Securities and Exchange Commission (the “SEC”) on May 6, 2005 (the “Original Filing”), because we determined that we had not recorded the full amount of compensation expense required by U.S. generally accepted accounting principles (“GAAP”) with respect to a separation agreement with Mr. Raoul Witteveen, our former President, which was entered into in connection with Mr. Witteveen’s resignation in October 2003. When originally preparing our Consolidated Financial Statements for the year ended December 31, 2003, we recorded compensation expense related to the cash separation payments we agreed to make to Mr. Witteveen. However, the separation agreement we entered into with Mr. Witteveen contained a provision under which Mr. Witteveen’s fully vested stock options which had a five year remaining term at the time of his resignation, would instead expire two years after his resignation and therefore would not be subject to a provision of our 1993 Stock Option Plan under which vested options terminate if not exercised within ten business days after resignation. In our 2003 Consolidated Financial Statements, we should have re-measured the intrinsic value of the options (the difference between the market price of the underlying stock and the exercise price of the options) at the date of the modification and recorded the intrinsic value of the options at the modification date as additional compensation expense (non-cash) in the fourth quarter of 2003. As a result of the correction, we recorded additional compensation expense and additional paid-in capital of $7.1 million for the year ended December 31, 2003 resulting from the option modification. In addition, we are recording a deferred tax asset of $2.8 million for the tax benefit to be derived in the future related to the additional compensation expense. These changes have the effect of increasing stockholders’ equity by $2.8 million. These adjustments reduced net income for the year ended December 31, 2003 by approximately $4.3 million.

Amendment No. 2 to the 2004 Form 10-K/A was filed with the SEC on November 8, 2005 which updated the 2003 and 2004 Consolidated Financial Statements.

The adjustment to properly account for this transaction is reflected in our Condensed Consolidated Financial Statements included as part of this Amendment No. 1 and is more fully discussed in Notes 1 and 2 to the Condensed Consolidated Financial Statements.

Because of these changes, we are amending the Original Filing to:

•	Revise Item 1, "Financial Statements." The revisions appear in:

-	the second paragraph in the section entitled "Item 1: Financial Statements";

-	the Company’s Condensed Consolidated Balance Sheet as of March 31, 2005 in the line items “Income taxes,” “Total liabilities,” “Additional paid-in-capital,” “Retained earnings” and “Total stockholders’ equity”;

-	the Company’s Condensed Consolidated Balance Sheet as of December 31, 2004 in the line items “Income taxes,” “Total liabilities,” “Additional paid-in-capital,” “Retained earnings” and “Total stockholders’ equity;” as described in Amendment No. 2 to the 2004 Form 10-K/A;

-	the Company’s Condensed Consolidated Statements of Income removing the heading “restated” under the column for the three months ended March 31, 2004;

-	the Company’s Condensed Consolidated Statements of Cash Flows removing the heading “restated” under the column for three months ended March 31, 2004;

-	the Company’s Condensed Consolidated Statements of Changes in Stockholders’ Equity in the line items "Balance, December 31, 2004" and "Balance, March 31, 2005 (restated)";

-	the Company's Notes to Condensed Consolidated Financial Statements:

•	Note 1 - revising paragraph two in the subsection 1A entitled "Basis of Presentation";

•	Note 2 - revising subsection "Restatement of Previously Issued Condensed Consolidated Financial Statements";

•	Note 5 – revising the unrealized pre-tax income and the related income tax effect on cash flow hedges for the year ended December 31, 2004;

•	Revise Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have amended Item 2 as follows:

-	revised the paragraph in the section entitled "Restatement of Prior Condensed Consolidated Financial Statements";

-	revised the return on average shareholders’ equity for the three months ended March 31, 2005, as well as for the year ended December 31, 2004 within the seventh from the last paragraph of the section entitled “General”;

As required by SEC Rule 12b-15, set forth below in their entirety are Item 1 (Financial Statements) and Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), as amended, with these revisions incorporated.

As part of this Amendment No. 1 the Company is also filing new certifications from our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2)

No attempt has been made in this Form 10-Q/A to update other disclosures presented in the original Form 10-Q, except as described above. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

INTERPOOL, INC. AND SUBSIDIARIES

INDEX

                                                                                                     Page
                                                                                                      No.

Part I  -  Financial Information--Interpool, Inc. and Subsidiaries.....................................5

         Item 1:  Financial Statements.................................................................5

                  Unaudited Condensed Consolidated Balance Sheets--March 31, 2005,
                  (Restated), and December 31, 2004....................................................6

                  Unaudited Condensed Consolidated Statements of Income for the Three
                  Months Ended March 31, 2005 and 2004.................................................7

                  Unaudited Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2005 and 2004...........................................8

                  Unaudited Condensed Consolidated Statements of Changes in
                  Stockholders' Equity at December 31, 2004 and the Three Months Ended
                  March 31, 2005 (Restated)............................................................9

                  Notes to Condensed Consolidated Financial Statements................................10

         Item 2:  Management's Discussion and Analysis of Financial Condition and Results of

(dollars in thousands, except per share amounts)

PART I - FINANCIAL INFORMATION
INTERPOOL, INC. AND SUBSIDIARIES

Item 1: FINANCIAL STATEMENTS

          The Condensed Consolidated Financial Statements as of March 31, 2005, as restated, (unaudited) and December 31, 2004 and for the three months ended March 31, 2005 (unaudited) and 2004 (unaudited) (the “Condensed Consolidated Financial Statements”) of Interpool, Inc. and Subsidiaries (the “Company” or the “Registrant”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. The Company has made certain reclassifications to prior balances to conform to the current year presentation. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s December 31, 2004 Annual Report on Form 10-K, Amendment No. 1 to Form 10-K and Amendment No. 2 to Form 10-K (collectively the “2004 Form 10-K”). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

          As discussed in the Company’s 2004 Form 10-K/A Amendment No. 2, the Company restated its 2003 and 2004 Consolidated Financial Statements to properly reflect compensation expense required by U.S. generally accepted accounting principles (“GAAP”) with respect to a modification of the terms of fully vested stock options held by Mr. Raoul Witteveen, its former President. The stock option modification was part of the separation agreement entered into in connection with Mr. Witteveen’s resignation in October 2003. For further information regarding this restatement, see Note 2 to the Condensed Consolidated Financial Statements. All financial information for the three months ended March 31, 2005 and 2004 included in this Form 10-Q/A gives effect to this restatement.

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

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)
(Unaudited)

                                                                                                      March 31,       December 31,
                                                                                                         2005             2004
ASSETS                                                                                                Restated

CASH AND CASH EQUIVALENTS (including restricted cash of $23,700 and $24,927 at
   March 31, 2005 and December 31, 2004, respectively)                                                 $266,322          $309,458
MARKETABLE SECURITIES, available for sale at fair value                                                      25                27
ACCOUNTS RECEIVABLE, less allowance of $14,046 and $14,091, respectively                                 71,992            72,598
NET INVESTMENT IN DIRECT FINANCING LEASES                                                               370,627           363,445
OTHER RECEIVABLES, net                                                                                    1,597             3,602
LEASING EQUIPMENT, net of accumulated depreciation and amortization of $536,656
     and $538,575, respectively                                                                       1,643,470         1,579,196
OTHER ASSETS                                                                                             74,811            75,760
                                                                                                         ------            ------
TOTAL ASSETS                                                                                         $2,428,844        $2,404,086
                                                                                                     ==========        ==========

LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                                  $161,123          $127,057
WARRANT LIABILITY                                                                                        64,864            71,722
INCOME TAXES                                                                                             53,006            48,282
DEFERRED INCOME                                                                                           1,681             2,018
DEBT AND CAPITAL LEASE OBLIGATIONS
     Due within one year                                                                                263,270           240,553
     Due after one year                                                                               1,423,149         1,477,645
                                                                                                      ---------         ---------
         TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS                                                     1,686,419         1,718,198

TOTAL LIABILITIES                                                                                    $1,967,093        $1,967,277
                                                                                                     ----------        ----------
MINORITY INTEREST IN EQUITY OF SUBSIDIARIES                                                              40,885            39,786
                                                                                                         ------            ------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
     Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued                          ---               ---
     Common stock, par value $.001 per share; 100,000,000 shares authorized,
       28,286,564 issued at March 31, 2005 and 28,278,759 issued at December 31, 2004                        28                28
     Additional paid-in capital                                                                         145,112           145,112
     Unamortized deferred compensation-stock grants                                                        (504)             (554)
     Treasury stock, at cost, 646,711 shares at March 31, 2005 and December 31, 2004                    (11,508)          (11,508)
     Retained earnings                                                                                  288,328           269,694
     Accumulated other comprehensive loss                                                                  (590)           (5,749)
                                                                                                           -----           -------
TOTAL STOCKHOLDERS' EQUITY                                                                              420,866           397,023
                                                                                                        -------           -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                           $2,428,844        $2,404,086
                                                                                                     ==========        ==========

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these balance sheets.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share and per share amounts)
(unaudited)

                                                                                                     Three Months Ended
                                                                                                         March 31,
                                                                                                    2005             2004
                                                                                                    ----             ----

EQUIPMENT LEASING REVENUE, including income recognized on direct financing
   leases of $9,558 and $10,859, respectively                                                      $95,142           $94,937
OTHER REVENUE                                                                                        4,885             4,101
                                                                                                     -----             -----
TOTAL REVENUES                                                                                     100,027            99,038
                                                                                                   -------            ------

COSTS AND EXPENSES:
  Lease operating and administrative expenses                                                       36,936            32,440
  Provision for doubtful accounts                                                                      738               612
  Fair value adjustment for derivative instruments                                                    (675)              982
  Fair value adjustment for warrants                                                                (6,858)              ---
  Depreciation and amortization of leasing equipment                                                21,993            22,872
  Impairment of leasing equipment                                                                      898             1,974
  Income for investment accounted for under the equity method                                          (57)             (185)
  Other income, net                                                                                 (3,732)             (700)
  Interest expense                                                                                  29,373            28,381
  Interest income                                                                                   (3,960)             (694)
                                                                                                    -------             -----
                                                                                                    74,656            85,682
                                                                                                    ------            ------
INCOME BEFORE MINORITY INTEREST EXPENSE, NET AND PROVISION
   FOR INCOME TAXES                                                                                 25,371            13,356
Minority interest expense, net                                                                      (1,906)             (859)
                                                                                                    -------             -----
INCOME BEFORE PROVISION FOR INCOME TAXES                                                            23,465            12,497
Provision for income taxes                                                                           3,077             2,290
                                                                                                     -----             -----
NET INCOME                                                                                         $20,388           $10,207
                                                                                                   =======           =======
NET INCOME PER SHARE:
     Basic                                                                                           $0.74             $0.37
                                                                                                     =====             =====
     Diluted                                                                                         $0.63             $0.35
                                                                                                     =====             =====
WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
     Basic                                                                                          27,638            27,378
                                                                                                    ======            ======
     Diluted                                                                                        33,193            30,243
                                                                                                    ======            ======

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                              2005           2004
                                                                                              ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                    $20,388       $10,207
Adjustments to reconcile net income to net cash provided by operating activities --
   Depreciation and amortization                                                               22,988        24,069
   Impairment of leasing equipment                                                                898         1,974
   Amortization of debt discount                                                                  578           ---
   Gain on sale of leasing equipment                                                           (3,128)         (563)
   Provision for doubtful accounts                                                                738           612
   Restricted stock grant expense                                                                  50            21
   Fair value adjustment for derivative instruments                                              (675)          982
   Fair value adjustment for warrants                                                          (6,858)          ---
   Income for investments accounted for under the equity method                                   (57)         (185)
   (Increase)/decrease in accounts receivable                                                    (132)        8,332
   Decrease (increase) in other receivables                                                     2,005          (405)
   (Increase)/decrease in other assets                                                           (735)        1,938
   Decrease in accounts payable and accrued expenses                                          (11,479)      (13,848)
   Increase in income taxes payable                                                             2,023         2,261
   Other, net                                                                                     763          (434)
                                                                                                  ---          -----
         Net cash provided by operating activities                                             27,367        34,961
                                                                                               ------        ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment                                                              (65,087)      (47,544)
Proceeds from dispositions of leasing equipment                                                30,443        15,758
Investment in direct financing leases                                                         (25,477)      (34,420)
Cash collections on direct financing leases                                                    23,704        23,325
                                                                                               ------        ------
         Net cash used for investing activities                                               (36,417)      (42,881)
                                                                                              --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                                  8,481        81,578
Payment of long-term debt and capital lease obligations                                       (34,339)      (62,303)
Repayment of revolving credit lines                                                            (6,500)       (9,500)
Dividends paid                                                                                 (1,728)       (2,067)
                                                                                               -------       -------
Net cash (used for) provided by financing activities                                          (34,086)        7,708
                                                                                              --------        -----
Net decrease in cash and cash equivalents                                                     (43,136)         (212)

CASH AND CASH EQUIVALENTS, beginning of period                                                309,458       141,019
                                                                                              -------       -------
CASH AND CASH EQUIVALENTS, end of period                                                     $266,322      $140,807
                                                                                             ========      ========
Cash paid for interest                                                                        $36,639       $33,854
Cash paid for taxes                                                                              $791          $189
                                                                                                 ====          ====
Supplemental schedule of non-cash investing activities:

Transfers from leasing equipment to direct financing leases                                    $3,738        $5,047
                                                                                               ======        ======
Transfer from direct financing leases to leasing equipment                                        ---        $6,650
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

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AT DECEMBER 31, 2004 AND THE THREE MONTHS ENDED MARCH 31, 2005

(dollars and shares in thousands)
(unaudited)

                                                                                                 Acum.
                               Common Stock                                                      Other
                               ------------      Additional   Unamortized                         Comp.                Total Share-
                             Outstanding  Par     Paid-in      Deferred    Treasury   Retained   Income  Comprehensive   holders'
                              Shares     Value    Capital    Compensation   Stock     Earnings   (Loss)     Income        Equity
                            ------------ -----   ----------  ------------  --------   --------  --------  ------------ ------------
BALANCE, December 31, 2004    27,632      $28     $145,112      $(554)    $(11,508)  $269,694   $(5,749)                 $397,023

Net income                       ---      ---          ---        ---          ---     20,388       ---     20,388         20,388

Other comprehensive income       ---      ---          ---        ---          ---        ---     5,159      5,159          5,159
                                                                                                             -----
Comprehensive income                                                                                       $25,547
                                                                                                           =======
Amortization of restricted
stock award                        8      ---          ---         50        ---          ---       ---                        50

Cash dividends declared:

  Common stock, $0.0625 per
  share                          ---      ---          ---        ---        ---       (1,754)      ---                    (1,754)
                                 ---      ---          ---        ---        ---       -------      ---                    -------
BALANCE, March 31, 2005
(Restated)                    27,640      $28      145,112      $(504)    $(11,508)  $288,328     $(590)                 $420,866
                              ======      ===      =======      ======    =========  ========     ======                 ========

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

(dollars in thousands, except per share amounts)

INTERPOOL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) (Unaudited)

Note 1 - Nature of Operations and Accounting Policies

A. Basis of Presentation

           The Condensed Consolidated Financial Statements of Interpool, Inc. and Subsidiaries (the “Company”) as of March 31, 2005, as restated, (unaudited) and December 31, 2004 and for the three months ended March 31, 2005 (unaudited) and 2004 (unaudited) (the “Condensed Consolidated Financial Statements”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company has made certain reclassifications to prior balances to conform to the current year presentation. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s December 31, 2004 Annual Report on Form 10-K, Amendment No. 1 to Form 10-K and Amendment No. 2 to Form 10-K (collectively the “2004 Form 10-K”). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

           As discussed in the Company’s 2004 Form 10-K/A Amendment No. 2, the Company restated its 2003 and 2004 Consolidated Financial Statements to properly reflect compensation expense required by U.S. generally accepted accounting principles (“GAAP”) with respect to a modification of the terms of fully vested stock options held by Mr. Raoul Witteveen, its former President. The stock option modification was part of the separation agreement entered into in connection with Mr. Witteveen’s resignation in October 2003. For further information regarding this restatement, see Note 2 to the Condensed Consolidated Financial Statements. All financial information for the three months ended March 31, 2005 and 2004 included in this Form 10-Q/A gives effect to this restatement.

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

           The Company’s container leasing operations are primarily conducted through our wholly-owned subsidiary, Interpool Limited, a Barbados corporation, as well as Container Applications, Inc. (“CAI”), our 50% owned consolidated subsidiary. Profits of Interpool Limited from international container leasing operations are exempt from federal taxation in the United States. These profits are subject to Barbados tax at rates that are substantially lower than the applicable rates in the United States.

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

D. Net Income Per Share

           Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period (which is net of treasury shares). Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options and warrants and the un-vested portion of restricted stock grants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price for the period. Stock options and warrants that do not have a dilutive effect (because the exercise price is above the market price) are not included in the diluted income per share. For the three months ended March 31, 2005, all stock options and warrants to acquire common shares are dilutive. For the three months ended March 31, 2004, all stock options were dilutive. There were no warrants outstanding at March 31, 2004. Unvested restricted stock grants were dilutive for the three months ended March 31, 2005 and 2004. The convertible redeemable subordinated debentures were dilutive for the three months ended March 31, 2005 and 2004.

           A reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

                                                                                  Three Months Ended March 31,
                                                                             ----------------------------------------

                                                                                   2005                  2004
                                                                                   ----                  ----
Numerator
      Net Income - Basic EPS                                                      $20,388              $10,207
      Interest expense on convertible debentures, net of tax of $344 in
        both periods                                                                  516                  516
                                                                                      ---                  ---
      Net Income - Diluted EPS                                                    $20,904              $10,723
                                                                                  =======              =======
Denominator
      Weighted average common shares outstanding-Basic                             27,638               27,378
      Dilutive stock options and warrants                                           4,058                1,376
      Dilutive convertible debentures                                               1,487                1,487
      Dilutive restricted stock grants                                                 10                    2
                                                                                       --                    -
      Weighted average common shares outstanding-Diluted                           33,193               30,243
                                                                                   ======               ======
Earnings per common share
      Basic                                                                         $0.74                $0.37
                                                                                    =====                =====
      Diluted                                                                       $0.63                $0.35
                                                                                    =====                =====

E. Comprehensive Income

           Comprehensive income consists of net income or loss for the current period and gains or losses that have been previously excluded from the income statement and were only reported as a component of equity.

           The tax effect of comprehensive income/(loss) is as follows:

                                                                               Before Tax         Tax          Net of
Three Months Ended March 31, 2005                                                Amount          Effect      Tax Amount
                                                                               ----------        ------      ----------
Unrealized holding gains/(losses) arising during the period:
Marketable Securities                                                             $(3)             $1            $(2)
Cumulative foreign currency translation adjustment                                (92)             33            (59)
Swap agreements                                                                 7,922          (2,702)         5,220
                                                                                -----          -------         -----
                                                                               $7,827         $(2,668)        $5,159
                                                                               ------         --------        ------

                                                                               Before Tax         Tax          Net of
Three Months Ended March 31, 2004                                                Amount          Effect      Tax Amount
                                                                               ----------        ------      ----------
Unrealized holding gains/(losses) arising during the period:
Cumulative foreign currency translation adjustment                                $28            $(10)           $18
Swap agreements                                                                (5,916)          2,013         (3,903)
                                                                               -------          -----         -------
                                                                              $(5,888)         $2,003        $(3,885)
                                                                               =======          =====         =======

           The components of accumulated other comprehensive income/(loss), net of taxes, are as follows:

                                                                     March 31, 2005              December 31, 2004
                                                                     --------------              -----------------
Marketable securities                                                      $---                           $2
Cumulative foreign currency translation adjustment                          ---                           59
Swap agreements                                                            (590)                      (5,810)
                                                                           -----                      -------
                                                                          $(590)                     $(5,749)
                                                                          ======                     ========

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

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                   ------------------------
                                                                                     2005            2004
                                                                                     ----            ----

Net income, as reported                                                             $20,388         $10,207
Add/(Deduct):  Stock based employee compensation expense/(income) included in
net income, net of related tax effects                                                  (78)            (88)
Add/(Deduct): Total stock-based employee compensation (expense)/income determined under fair value based method for all awards, net of related tax
effects                                                                                  26              80
                                                                                         --              --
Pro forma net income                                                                $20,336         $10,199
                                                                                    =======         =======
Earnings per share:
Basic-as reported                                                                     $0.74           $0.37
                                                                                      =====           =====
Basic-pro forma                                                                       $0.74           $0.37
                                                                                      =====           =====
Diluted-as reported                                                                   $0.63           $0.35
                                                                                      =====           =====
Diluted-pro forma                                                                     $0.63           $0.35
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

           Under the Company’s Deferred Bonus Plan, compensation expense for the three months ended March 31, 2005 and 2004 was $50 and $21, respectively. The unamortized deferred compensation remaining in stockholders equity was $504 at March 31, 2005. Although the Board of Directors terminated the Deferred Bonus Plan in September 2004, all stock previously granted under this plan will continue to be subject to the terms of the Plan.

           In connection with employment agreements with certain executive officers, the company granted common stock appreciation rights (“SARS”) that provide for the grantees to receive cash payments measured by any appreciation in the market price of the common stock over a specified base price. The Company granted such stock appreciation rights with respect to a total of 275,000 share units at a base price of $14.05. Under the terms of the employment agreements, a total of 260,000 of these stock appreciation rights will vest in 2005 (205,000 during the first quarter of 2005 and 55,000 during the fourth quarter of 2005) with the remaining 15,000 rights vesting in three equal installments on December 31, 2006, 2007 and 2008. Upon vesting, these stock appreciation rights may be exercisable at any time prior to the expiration of the earlier of 10 days following the termination of the employee or June 30, 2014. Financial Accounting Standard Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, requires interim calculations of the amount of compensation expense inherent in the SARS (variable plan accounting). This amount is equal to the increase in the quoted market price since, date of grant or award multiplied by the total number of rights outstanding. Compensation expense is recognized ratably over the vesting periods during which the related employee service is rendered. At March 31, 2005, the quoted market price of the Company’s common stock was $22.10 per share. Compensation expense for the three months ended March 31, 2005 was reduced by $188. This decrease was the result of the decline in the market value of the Company’s common stock from $24.00 per share at December 31, 2004 to $22.10 per share at March 31, 2005 partially offset by additional vesting. This credit is included in lease operating and administrative expense on the Condensed Consolidated Statements of Income.

G. Credit Risk

           At March 31, 2005, approximately 48% (47% at December 31, 2004) of accounts receivable and 71% (70% at December 31, 2004) of the net investment in direct financing leases were from customers outside of the United States.

           During the three months ended March 31, 2005, the Company’s top 25 customers represented approximately 77% of its consolidated billings, with no single customer accounting for more than 8.1%. For the same period in the prior year, the Company’s top 25 customers represented approximately 73% of its consolidated billings with no single customer accounting for more than 7.8%.

H. Adoption of New Accounting Standards

           In December 2004, the FASB published SFAS No. 123(R), Share-Based Payment, (“SFAS 123 (R)”) which was to be effective for interim periods beginning after June 15, 2005. In April 2005, the effective date was amended. SFAS 123(R) will now be effective for annual periods beginning after June 15, 2005. As a result of this change, the Company will be required to adopt SFAS 123R on January 1, 2006. The Company currently accounts for its stock option plans in accordance with SFAS No. 148, Accounting for Stock-Based Compensation (“SFAS 148”). This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), which allows for the retention of principles within Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). As permitted, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method described in APB 25 and related interpretations. APB 25 generally requires compensation costs, if any, to be recognized for the difference between the exercise price and the market price of the underlying stock on the date of the grant. Alternatively, SFAS 123 employs fair value-based measurement and generally results in the recognition of compensation expense for all stock-based awards. The adoption of SFAS 123(R) will require the recognition of compensation expense for all share-based compensation. Based on the number of options currently outstanding, the adoption of SFAS 123(R) is not expected to have a significant impact on the Company’s financial condition or results of operations. However, all future grants of share-based compensation will result in the recognition of compensation expense.

           In October 2004, The American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a temporary incentive for the Company to repatriate, before December 31, 2005, accumulated income earned abroad at an effective tax rate of 5.25%. On December 21, 2004 the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“SFAS 109-2”). SFAS 109-2 allows companies additional time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. The Company is currently evaluating the effects of the Act’s repatriation provision and expects to complete and execute its plan, if any, by December 31, 2005. Until that time, the Company expects to make no change in its current intention to indefinitely reinvest accumulated earnings of Interpool Limited. Should the Company decide to repatriate all or any portion of these unremitted foreign earnings, which at December 31, 2004 did not exceed $334,000, or repatriate more than this amount (the Act as applied to the Company limits the repatriation to $500,000), a one-time charge, based on the 5.25% statutory tax rate in the Act, would be recorded to the Consolidated Statement of Income at the time the Company completes its evaluation of the amounts to be repatriated.

Note 2 - Restatement of Previously Issued Condensed Consolidated Financial Statements

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

           The Condensed Consolidated Financial Statements included in this Form 10-Q/A include the effect of the adjustments required to correct this error.

           The correction of the above item resulted in the restatement of certain amounts on the Condensed Consolidated Balance Sheet as of March 31, 2005 as follows:

                                                                   As Previously
                                                                   Reported 2005       Change      As Restated 2005
                                                                   --------------     ---------   -----------------
Income Taxes                                                           $55,843         $(2,837)        $53,006
Total Liabilities                                                    1,969,930          (2,837)      1,967,093
Additional Paid-In Capital                                             138,021           7,091         145,112
Retained Earnings                                                      292,582          (4,254)        288,328
Total Stockholders' Equity                                            $418,029          $2,837        $420,866

Note 3 - Debt and Capital Lease Obligations

           The following table summarizes the Company’s debt and capital lease obligations as of March 31, 2005 and December 31, 2004:

Total Debt and Capital Lease Obligations                                     March 31, 2005       December 31, 2004
----------------------------------------                                     --------------       -----------------

Capital lease obligations payable in varying amounts through 2013               $346,311              $329,623
Chassis Securitization Facility, interest at 5.96% and 5.99% at March
  31, 2005 and December 31, 2004, respectively
      Warehouse facility                                                          22,490                22,490
      Debt obligation                                                             46,375                53,875
      Capital lease obligation                                                   395,523               397,834
        Secured
equipment financing facility, interest at 4.60% and 4.45% at March 31, 2005 and
December 31, 2004, respectively, revolving period

  ending October 31, 2006, term out period ending April 30, 2012                 237,915               243,000
Revolving credit facility CAI, interest at 4.47% and 4.56% at March 31,
  2005 and December 31, 2004, respectively                                        58,500                65,000
6.00% Notes due 2014 (unsecured) net of unamortized discount of $33,150
  and $33,729 at March 31, 2005 and December 31, 2004, respectively              196,850               196,271
7.35% Notes due 2007 (unsecured)                                                 115,395               115,395
7.20% Notes due 2007 (unsecured)                                                  45,335                45,335
9.25% Convertible redeemable subordinated debentures, mandatory
  redemption 2022 (unsecured)                                                     37,182                37,182
9.875% Preferred capital securities due 2027 (unsecured)                          75,000                75,000
Notes and loans repayable with various rates ranging from 4.0% to 7.90%
  and maturities from 2005 to 2010                                               109,543               137,193
                                                                                 -------               -------
Total Debt and Capital Lease Obligations                                       1,686,419             1,718,198
                                                                               ---------             ---------
   Less Current Maturities                                                       263,270               240,553
Total Non-Current Debt and Capital Lease Obligations                          $1,423,149            $1,477,645
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

           Covenants: Under the Company’s secured equipment financing facility established during November 2004 (and most of its other debt instruments), the Company was required to maintain covenants (as defined) for tangible net worth (the most stringent of which required the Company to maintain tangible net worth of at least $300,000), a fixed charge coverage ratio of 1.5 to 1 and a funded debt to net worth ratio (as defined in the agreement) of 4.0 to 1. A servicing agreement to which the Company is a party requires that it maintains a tangible net worth (as defined in the agreement) of at least $375,000 plus 50% of any positive net income reported from October 1, 2004 forward. Additionally, under a credit agreement, the Company is required to maintain a security deposit in the aggregate amount of at least 80% of the outstanding loan balances, including interest. This amounted to $4,322 and $4,834 at March 31, 2005 and December 31, 2004, respectively and is included in other assets on the Condensed Consolidated Balance Sheet. At March 31, 2005, under a restriction in the Company’s 6.0% Note Indenture, approximately $1,808 of retained earnings were available for dividends.

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

Segment Information:

                                                                          Domestic
                                                          Container      Intermodal
          Three Months Ended March 31, 2005                Leasing        Equipment        Totals
          ---------------------------------             ------------    -------------   -----------

Equipment leasing revenue                                  $43,821         $51,321         $95,142

Other revenue                                                2,482           2,403           4,885

Lease operating and administrative expenses                 10,485          26,451          36,936

Provision for doubtful accounts                                348             390             738

Fair value adjustments for derivative instruments             (208)           (467)           (675)

Fair value adjustment warrants                                 ---          (6,858)         (6,858)

Depreciation and amortization of leasing equipment          13,676           8,317          21,993

Impairment of leasing equipment                                375             523             898

Other (income)/expense, net and minority interest           (1,798)            (28)         (1,826)

Income for investments under equity method                     ---             (57)            (57)

Interest income                                               (609)         (3,351)         (3,960)

Interest expense                                             8,190          21,183          29,373

Income before income taxes                                  15,844           7,621          23,465

Net investment in DFL's                                    285,621          85,006         370,627

Leasing equipment, net                                     721,547         921,923       1,643,470

Equipment purchases and investments in DFL's                44,510          46,054          90,564

Total segment assets                                    $1,166,324      $1,262,520      $2,428,844

                                                                          Domestic
                                                          Container      Intermodal
          Three Months Ended March 31, 2004                Leasing        Equipment        Totals
          ---------------------------------             ------------    -------------   -----------

Equipment leasing revenue                                  $43,902         $51,035        $94,937

Other revenue                                                2,408           1,693          4,101

Lease operating and administrative expenses                 12,172          20,268         32,440

Provision for doubtful accounts                                218             394            612

Fair value adjustments for derivative instruments              440             542            982

Depreciation and amortization of leasing equipment          14,732           8,140         22,872

Impairment of leasing equipment                              1,079             895          1,974

Other (income)/expense, net and minority interest            1,393          (1,234)           159

Income for investment under equity method                      ---            (185)          (185)

Interest income                                               (466)           (228)          (694)

Interest expense                                             9,205          19,176         28,381

Income before income taxes                                   7,537           4,960         12,497

Net investment in DFL's                                    312,581          91,045        403,626

Leasing equipment, net                                     741,850         887,046      1,628,896

Equipment purchases and investment in DFL's                 69,878          12,086         81,964

Total segment assets                                    $1,194,907      $1,134,992     $2,329,899

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
   EQUIPMENT LEASING REVENUE
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

           As of March 31, 2005 and December 31, 2004, included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets are liabilities of $11,047 and $19,745, respectively, representing the market value of the Company’s interest rate swap contracts.

           The unrealized pre-tax income on cash flow hedges for the three months ended March 31, 2005 of $7,922 and the related income tax effect of $2,702 have been recorded by the Company as a component of accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets.

           The unrealized pre-tax income on cash flow hedges for the year ended December 31, 2004 of $12,941 (restated) and the related income tax effect of $3,860 (restated) have been recorded by the Company as a component of accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets.

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

           On September 14, 2004, the Company entered into a Securities Purchase Agreement pursuant to which it sold $150,000 total principal amount of a new series of 6.0% notes due 2014 (the “Notes”) in a private transaction with four investors. In connection with the sale of the Notes, the Company also issued to the investors two series of Warrants exercisable for a total of 8,333,333 shares of the Company’s common stock at an exercise price of $18.00 per share (the “Warrants”). The exercise price will be subject to customary anti-dilution adjustments as set forth in the Warrants.

           The fair value of the warrants at the date of the transaction was estimated at $22,500 and was recorded in warrant liability on the Condensed Consolidated Balance Sheet, with the offset recorded as a discount on the Notes. This discount is being amortized as interest expense using the effective interest method over the ten-year life of the Notes. The overall interest rate on the Notes, considering the amortization of the discount, is approximately 8.3%.

           EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in a Company’s Own Stock (“EITF 00-19”) requires freestanding contracts that are settled in a Company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or liability must be carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. The Company has classified these warrants as a liability because the requirements of EITF 00-19 for classification of the warrants as equity have not been satisfied. During the period in which the warrants are classified as a liability, any changes in fair value will be reported as fair value adjustment for warrants in the Condensed Consolidated Statement of Income. Due primarily to the decrease in the market value of the Company’s common stock during the first quarter of 2005, the fair market value of these Warrants decreased from $71,722 at December 31, 2004 to $64,864 at March 31, 2005. As a result, during the three-months ended March 31, 2005, the Company recorded non-cash income of $6,858 (for which no tax expense is derived) which has been reflected as fair value adjustment for warrants on the accompanying Condensed Consolidated Statements of Income. Accordingly, future changes to the fair market value of these Warrants have the potential to cause volatility in our future results. For the period of time that these warrants are classified as a liability, any increase in the fair market value of the Warrants will result in an additional non-cash expense to the Condensed Consolidated Statements of Income. If the fair market value of the Warrants decreases in the future the Company will record non-cash income in its Condensed Consolidated Statements of Income. At such time as all of the conditions of EITF 00-19 are met for classification of the Warrants as equity, the liability account representing the fair value of the warrants at the date the conditions are met will be reclassified to additional paid-in-capital on the Consolidated Balance Sheets. For further discussion of these Warrants and the conditions that must be met for equity treatment under the provisions of EITF 00-19, see Note 4 to the Consolidated Financial Statements included in our December 31, 2004 Form 10-K.

Note 6 - Income Taxes

           July 2004 Protocol to the United States and Barbados Tax Treaty: Through December 31, 2004 Interpool Limited claimed treaty benefits under the United States and Barbados income tax treaty (“pre-2005 Treaty”). The pre-2005 Treaty contained a limitation on benefits provision which denies treaty benefits under certain circumstances. However, Interpool Limited did not fall within the pre-2005 Treaty’s limitation on benefits provision.

           On July 14, 2004, the United States and Barbados signed a protocol to the pre-2005 Treaty which was ratified on December 20, 2004 (“post-2004 Treaty”) that contains a more restrictive limitation on benefits provision than the pre-2005 Treaty. The post-2004 Treaty took effect on January 1, 2005 following its ratification by the United States Senate and the government of Barbados on December 20, 2004. Under the post-2004 Treaty, Interpool Limited is only eligible for Treaty benefits with respect to its container rental and sales income if, among other things, Interpool, Inc., is listed on a “recognized stock exchange” and Interpool, Inc.’s stock is “primarily” and “regularly” traded on such exchange.

           Although the Company was not listed on a recognized stock exchange at December 31, 2004, on January 13, 2005, the Company was listed, and began trading, on the New York Stock Exchange. The Company believes this listing and its current trading volume satisfies the “primarily” and “regularly” traded requirements of the amended Barbados Tax Treaty (“Treaty”) in effect beginning January 1, 2005, thus qualifying it for benefits under the Treaty on January 13, 2005. The Company estimated there should be no U.S. current tax expense for the period from January 1, 2005 to January 12, 2005, when it was not covered by the Treaty. For further details of the Treaty, see Note 17 to the Consolidated Financial Statements included in the December 31, 2004 10-K.

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

           The estimated fair value of these containers at the end of the lease term guaranteed by the Company amounts to approximately $4,360. The Company has estimated that its potential liability related to these guarantees is less than the estimated potential liability related to the Bargain Purchase Option granted to the lessee. As such, the Company has accrued for the estimated value of its liability for this Bargain Purchase Option amounting to $1,017 that could be due in greater than 5 years. All fees collected from the lessor have been deferred by the Company and included in accounts payable and accrued expenses on the accompanying Condensed Consolidated Balance Sheets. The fees received from the lessor, net of the estimated liability for the Bargain Purchase Option, are being recognized by the Company over the term of the residual guarantee.

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

           As mentioned above, on April 28, 2005, CAI repaid $15,143 of its $33,650 subordinated note with the Company. This repayment returned this note to the original payment schedule that had been modified during 2002. The remaining balance of $18,507 is scheduled to be repaid in eleven equal quarterly installments of approximately $1,683 beginning on October 30, 2005 and ending on April 30, 2008. In addition, the financial covenants associated with this subordinated note were also amended.

           On April 27, 2005, the Company, the holders of a majority in principal amount of the Company’s 6% Notes due 2014 (the “Notes”) and holders of a majority of the Company’s common stock purchase warrants (the “Warrants”), and the Warrant Agent for the holders of the Warrants, entered into amendments dated as of April 26, 2005 to certain agreements relating to the outstanding Notes and Warrants. These amendments extend the dates by which the Company is required to take certain actions with respect to the Notes and Warrants. Specifically, the amendments (i) extend from April 30, 2005 to June 30, 2005 the date by which the Company shall seek stockholder approval for the purpose of ratifying the issuance of the Series B Warrants, (ii) extend from May 1, 2005 to July 1, 2005 the date by which the Company shall file a registration statement with the Securities and Exchange Commission (the “SEC”) with respect to the Warrants, and (iii) extend from May 1, 2005 to July 1, 2005 the date by which the Company shall file a registration statement with the SEC with respect to the Notes.

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

Restatement of Prior Condensed Consolidated Financial Statements

           As discussed in our 2004 Form 10-K/A Amendment No. 2, we restated our 2003 and 2004 Consolidated Financial Statements to properly reflect compensation expense required by U.S. GAAP with respect to a modification of the terms of fully vested stock options held by Mr. Raoul Witteveen, our former President. The stock option modification was part of the separation agreement entered into in connection with Mr. Witteveen’s resignation in October 2003. For further information regarding this restatement, see Note 2 to the Condensed Consolidated Financial Statements. All financial information for the three months ended March 31, 2005 and 2004 included in this Form 10-Q/A gives effect to this restatement.

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

           During the first quarter of 2005, as compared with the first quarter of 2004, total equipment leasing revenues were essentially unchanged. Our fleet of containers decreased from 808,000 twenty-foot equivalent units (“TEU”) at December 31, 2004 to 802,000 TEU at March 31, 2005 primarily due to the sale or retirement of damaged and older containers. The size of our chassis fleet increased from 208,000 units at December 31, 2004 to 211,000 units at March 31, 2005. We have continued to experience high utilization of equipment, both in our container and chassis business segments during the first quarter of 2005. Utilization of our container and chassis fleets (including equipment on both operating and direct financing leases) was 99% and 97%, respectively, at March 31, 2005.

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

           We believe a number of factors have contributed to the strong demand for equipment in the industry. From 2002 to 2003, according to the Containerisation International Yearbook 2005, global containerized traffic increased by 9.6%, from 276.6 million TEU in 2002 to 303.1 million TEU in 2003, fueling demand for transportation equipment generally. In addition, several major shipping lines started to bring new, very large 8,000-9,000 TEU ships to the West Coast of the United States in the fall of 2004. When ships of this size are unloaded, they require the use of a larger number of chassis to move the containers to local railroad terminals or their final destinations. The large quantity of vessels on order will also require additional containers to support them. Demand for chassis has also been affected by the inability of large, fully loaded ships to pass through the Panama Canal. These ships typically discharge their cargo on the West Coast of the United States, with the cargo being moved by “land bridges”, by truck and rail, inland and across the country, using chassis at various stages during this process. At the same time, the demand for chassis, along with increased congestion at many of the rail and marine facilities around the country, have fueled an increase in the pooling of chassis for greater efficiencies. Correspondingly, we have experienced an increase in demand for our “PoolStat”TM chassis management services as more shipping lines are entering into these chassis sharing arrangements. In addition, we have continued to experience high demand in our own Trac Lease neutral chassis pools at railroads and marine terminals.

           During the first three months of 2005, we received net additional financing commitments of $223.0 million from several institutions. At March 31, 2005, (excluding $45.5 million available under CAI’s revolving credit facility), we have a total of $412.1 million of unused commitments for growth, to re-finance existing secured debt or for other working capital requirements. Our interest expense was $1.0 million higher during the first quarter of 2005 than it was during the first quarter of 2004 as we experienced a higher level of interest rates in general, coupled with an increase in the amortization of deferred financing fees. These increases were partially offset by the fact that no waiver-related bank fees were paid during the first quarter of 2005 as they had been during the first quarter of 2004. We regularly evaluate financing proposals which, when coupled with available cash balances and funds available under commitments mentioned above, could be used for growth, for refinancing existing facilities and for working capital.

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

           Our net income for the three months ended March 31, 2005 was $20.4 million as compared with $10.2 million for the three months ended March 31, 2004, an increase of 100.0%. The March 31, 2005 net income included non-cash income of $6.9 million (for which no tax expense is recorded) resulting from the change in fair value of the warrants issued by us during September 2004 in connection with a Securities Purchase Agreement pursuant to which we sold $150.0 million of 6.0% notes due in 2014. Our net income per share on a fully diluted basis for the three months ended March 31, 2005 and 2004 was $0.63 and $0.35, respectively. Annualized return on average stockholders' equity was 19.9% for the three months ended March 31, 2005. Excluding the non-cash income for the change in the fair value of the warrants, the annualized return on average stockholder's equity was 13.4% for the three months ended March 31, 2005. Excluding the non-cash expense for the change in the fair value of the warrants and the gain on settled insurance litigation, the annualized return on average stockholders equity was 12.6% for the year ended December 31, 2004.

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

           Through December 31, 2004, we claimed treaty benefits under the United States and Barbados income tax treaty (“pre-2005 Treaty”). The pre-2005 Treaty contained a limitation on benefits provision which denies treaty benefits under certain circumstances. However, we did not fall within the pre-2005 Treaty’s limitation on benefits provision.

           On July 14, 2004, the United States and Barbados signed a protocol to the pre-2005 Treaty which was ratified on December 20, 2004 (“post-2004 Treaty”) that contains a more restrictive limitation on benefits provision than the pre-2005 Treaty. The post-2004 Treaty took effect on January 1, 2005 following its ratification by the United States Senate and the government of Barbados on December 20, 2004. Under the post-2004 Treaty, Interpool Limited is only eligible for Treaty benefits with respect to its container rental and sales income if, among other things, Interpool, Inc., is listed on a “recognized stock exchange” and Interpool, Inc.’s stock is “primarily” and “regularly” traded on such exchange.

           Although we were not listed on a recognized stock exchange at December 31, 2004, on January 13, 2005, Interpool, Inc. was listed, and began trading, on the New York Stock Exchange. We believe this listing and our current trading volume satisfies the “primarily” and “regularly” traded requirements of the amended Barbados Tax Treaty (“Treaty”) in effect beginning January 1, 2005, thus qualifying us for benefits under the Treaty on January 13, 2005. We estimated there should be no U.S. current tax expense for the period from January 1, 2005 to January 12, 2005, when we were not covered by the Treaty. For details of the Treaty, see Note 17 to the Consolidated Financial Statements included in the December 31, 2004 10-K.

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

           Domestic intermodal equipment segment revenues increased to $51.3 million for the three months ended March 31, 2005, from $51.0 million in the three months ended March 31, 2004, an increase of $0.3 million or 1%. The increase was attributable to an increase in chassis operating lease revenues of $0.7 million, partially offset by a decrease in direct financing lease revenues of $0.4 million. The incremental chassis operating lease revenues were primarily due to an increase in the utilization rates for our chassis fleet as compared to the prior year period and our chassis operating lease fleet which increased in size by 2%. The utilization rates of our domestic intermodal chassis operating lease fleet were 97% and 96% at March 31, 2005 and 2004, respectively.

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

The increase was primarily due to:

•	An increase in maintenance and repair costs of $3.0 million primarily due to an increase in repairs of equipment for the chassis product line, partially offset by a reduction in the repair activity within the container product lines.

•	An increase in legal and consulting fees of $1.2 million primarily due to increased consulting services in order to comply with the Sarbanes-Oxley Act and other corporate initiatives.

•	An increase in salary expense of $1.0 million primarily related to an increase in headcount and other employee related costs.

•	A decrease in storage costs of $1.0 million primarily due to increased utilization experienced within CAI's container fleet as well as our containers managed by CAI.

A further breakdown of the lease operating and administrative expense variances, as compared to the prior period, by reportable segment is as follows:

•	Container leasing segment lease operating and administrative expenses decreased to $10.5 million for the three months ended March 31, 2005 from $12.2 million in the three months ended March 31, 2004, a decrease of $1.7 million or 14%. This decrease can be summarized as follows:

                                                                        Container
                   (Dollars in millions)                                 Leasing
                   ---------------------                                ---------

                   Storage expense                                       $(0.9)
                   Maintenance and repairs expense                        (0.4)
                   Positioning and handling expense                       (0.3)
                   Legal and consulting fees                              (0.2)
                   Salaries expense                                        0.4
                   Other, net                                             (0.3)
                                                                          -----
                   Total                                                 $(1.7)
                                                                         ======
•	Domestic intermodal equipment segment lease operating and administrative expenses increased to $26.4 million for the three months ended March 31, 2005 from $20.3 million in the three months ended March 31, 2004, an increase of $6.1 million or 30%. This increase can be summarized as follows:

                                                                        Domestic
                                                                        Intermodal
                   (Dollars in millions)                                Equipment
                   ---------------------                                ---------

                   Maintenance and repairs expense                        $3.4
                   Legal and consulting fees                               1.4
                   Salaries expense                                        0.6
                   Positioning and handling expense                        0.3
                   Storage expense                                        (0.1)
                   Other, net                                              0.5
                                                                           ---
                   Total                                                  $6.1
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

           Fair Value Adjustment for Warrants. Our non-cash fair value adjustment for warrant income amounted to $6.9 million for the three months ended March 31, 2005, without a similar item in the prior year period. The income for the three months ended March 31, 2005 was due to the change during the first quarter of 2005 in the fair value of the Warrants issued during September 2004 in connection with the 6.0% Notes, which Warrants are classified as a liability on the accompanying Condensed Consolidated Balance Sheets. This reduction in the value of the Warrants is due primarily to the decrease in the market value of our common stock during the first quarter of 2005. The fair market value of these Warrants decreased from $71.7 million at December 31, 2004 to $64.9 million at March 31, 2005. For the period of time that these Warrants are classified as a liability, any further increase in the fair market value of the Warrants will result in an additional non-cash expense to the Condensed Consolidated Statements of Income. If the fair market value of the Warrants decreases in the future, we will record non-cash income in our Condensed Consolidated Statements of Income. Accordingly, future changes to the fair market value of these Warrants have the potential to cause volatility in our future results.

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

Liquidity and Capital Resources

           Historically, we have used funds from various sources to meet our corporate obligations and to finance the acquisition of equipment for lease to customers. The primary funding sources have been cash provided by operations, borrowings (generally from banks), securitization of lease receivables, the issuance of capital lease obligations, and the sale of our securities. In addition, we have generated cash from the sale of equipment being retired from our fleet. In general, we have sought to meet debt service requirements from the leasing revenue generated by our equipment. During the three months ended March 31, 2005, our cash flow from operations plus cash collections on direct financing leases totaled $51.1 million, $16.7 million more than the payments required for long-term debt and capital lease obligations during the same period. In addition, we had $242.6 million of unrestricted cash and marketable securities on hand and had unused financing commitments totaling $412.1 million available for future use as of March 31, 2005 (excluding $45.5 million available under CAI’s revolving credit facility). Further, as described in the Liquidity and Capital Resources section of our 2004 Form 10-K, the combination of unrestricted cash and marketable securities as of December 31, 2004 plus scheduled payments due to us under operating and direct financing lease agreements with our lessees during 2005 and 2006 is significantly more than our scheduled capital lease and debt service payments (principal and estimated interest) for those years.

           Demand for both chassis and containers is currently strong, and our utilization rates, as well as those of our competitors are at high levels. We anticipate that industry demand for chassis and containers will continue to be strong well into 2006, driven primarily by the fact that all major shipyards are reporting large order backlogs through 2007. As of January 1, 2005, the existing order backlog was enough to account for an increase of approximately 53% in the world’s cellular container ship fleet and is expected to result in demand for a significant number of additional containers and chassis. Lease rates on both new and used chassis have been rising since the middle of 2004, reflecting increases in the cost of new chassis and increased utilization of used chassis. Lease rates for new containers have also been increasing along with the cost of the underlying units. Lease rates for used containers were competitive for much of the past fifteen months. We have usually funded a significant portion of the purchase price for new containers and chassis through secured borrowings from financial institutions under various credit facilities. We have successfully added $223.0 million of commitments for secured financing from January 1, 2005 to March 31, 2005. As of March 31, 2005 (excluding $45.5 million available under CAI’s revolving credit facility), a total of $412.1 million of these financing commitments was available to us for future use. We are currently in negotiations with other potential lenders with regard to additional financings to support business growth.

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

Debt and Capital Lease Obligations:

           The following table summarizes our debt and capital lease obligations as of March 31, 2005 and December 31, 2004:

                                                                                     (Dollars in Millions)

Total Debt and Capital Lease Obligations                                     March 31, 2005       December 31, 2004
----------------------------------------                                   -----------------    ---------------------
Capital lease obligations payable in varying amounts through 2013               $346.3                $329.6
Chassis Securitization Facility, interest at 5.96% and 5.99% at March
  31, 2005 and December 31, 2004, respectively
      Warehouse facility                                                          22.5                  22.5
      Debt obligation                                                             46.4                  53.9
      Capital lease obligation                                                   395.5                 397.8
Secured equipment financing facility, interest at 4.60% and 4.45% at
  March 31, 2005 and December 31, 2004, respectively, revolving period
  ending October 31, 2006, term out period ending April 30, 2012                 237.9                  243.0
Revolving credit facility CAI, interest at 4.47% and 4.56% at March 31,
  2005 and December 31, 2004, respectively                                        58.5                   65.0
6.00% Notes due 2014 (unsecured) net of unamortized discount of $33.1 million and  $33.7 million at March 31, 2005 and December 31, 2004,
  respectively                                                                   196.9                  196.3
7.35% Notes due 2007 (unsecured)                                                 115.4                  115.4
7.20% Notes due 2007 (unsecured)                                                  45.3                   45.3
9.25% Convertible redeemable subordinated debentures, mandatory
  redemption 2022 (unsecured)                                                     37.2                   37.2
9.875% Preferred capital securities due 2027 (unsecured)                          75.0                   75.0
Notes and loans repayable with various rates ranging from 4.0% to 7.9%
  and maturities from 2005 to 2010                                               109.5                  137.2
                                                                                 -----                  -----
Total Debt and Capital Lease Obligations                                       1,686.4                1,718.2
                                                                               -------                -------
   Less Current Maturities                                                       263.3                  240.6
Total Non-Current Debt and Capital Lease Obligations                          $1,423.1               $1,477.6
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

           New Financings:During the first quarter of 2005, we received an additional $223.0 million in net financing commitments. Commitments were received totaling $248.0 million under a financing facility established on November 1, 2004 from six financial institutions, while we cancelled a financing commitment for $25.0 million that existed as of December 31, 2004. This commitment was cancelled to allow the financial institution involved to provide a larger commitment to a facility already established during December 2004. As of March 31, 2005, none of these additional commitments had been utilized.

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

           Covenants: Under our secured equipment financing facility established during November 2004 (and most of our other debt instruments), we were required to maintain covenants (as defined) for tangible net worth (the most stringent of which required us to maintain tangible net worth of at least $300.0 million), a fixed charge coverage ratio of 1.5 to 1 and a funded debt to net worth ratio (as defined in the agreement) of 4.0 to 1. A servicing agreement to which we are a party requires that we maintain a tangible net worth (as defined in the agreement) of at least $375.0 million plus 50% of any positive net income reported from October 1, 2004 forward. Additionally, under a credit agreement, we are required to maintain a security deposit in the aggregate amount of at least 80% of the outstanding loan balances, including interest. This amounted to $4.3 million and $4.8 million at March 31, 2005 and December 31, 2004, respectively and is included in other assets on the Condensed Consolidated Balance Sheet. At March 31, 2005, under a restriction in our 6.0% Note Indenture, approximately $1.8 million of retained earnings were available for dividends.

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

ITEM 3. Exhibits

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
Quarterly Report on Form 10-Q/A for the Quarter Ended March 31, 2005

31.1-	Certification of Martin Tuchman.

31.2-	Certification of James F. Walsh.

32.1-	Certification of Martin Tuchman.

32.2-	Certification of James F. Walsh.