Form 10-Q/A
period 2005-06-30
INTERPOOL INC
filed 2005-11-08
CIK 898777

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

Explanatory Note

Interpool, Inc. (the "Company") is filing this Amendment No. 1 (the "Amendment No 1") to its Form 10-Q for the quarter ended June 30, 2005, originally filed with the Securities and Exchange Commission (the "SEC") on August 5, 2005 (the "Original Filing"), because we determined that we had not recorded the full amount of compensation expense required by U.S. generally accepted accounting principles ("GAAP") with respect to a separation agreement with Mr. Raoul Witteveen, our former President, which was entered into in connection with Mr. Witteveen's resignation in October 2003. When originally preparing our Consolidated Financial Statements for the year ended December 31, 2003, we recorded compensation expense related to the cash separation payments we agreed to make to Mr. Witteveen. However, the separation agreement we entered into with Mr. Witteveen contained a provision under which Mr. Witteveen's fully vested stock options, which had a five year remaining term at the time of his resignation, would instead expire two years after his resignation and therefore would not be subject to a provision of our 1993 Stock Option Plan under which vested options terminate if not exercised within ten business days after resignation. In our 2003 Consolidated Financial Statements, we should have re-measured the intrinsic value of the options (the difference between the market price of the underlying stock and the exercise price of the options) at the date of the modification and recorded the intrinsic value of the options at the modification date as additional compensation expense (non-cash) in the fourth quarter of 2003. As a result of the correction, we recorded additional compensation expense and additional paid-in capital of $7.1 million for the year ended December 31, 2003 resulting from the option modification. In addition, we are recording a deferred tax asset of $2.8 million for the tax benefit to be derived in the future related to the additional compensation expense. These changes have the effect of increasing stockholders' equity by $2.8 million. These adjustments reduced net income for the year ended December 31, 2003 by approximately $4.3 million.

Amendment No. 2 to the 2004 Form 10-K/A was filed with the SEC on November 8, 2005 which updated the 2003 and 2004 Consolidated Financial Statements.

The adjustment to properly account for this transaction is reflected in our Condensed Consolidated Financial Statements included as part of this Amendment No. 1 and is more fully discussed in Note 1 to the Condensed Consolidated Financial Statements.

Because of these changes, we are amending the Original Filing to:

•	Revise Item 1, "Financial Statements." The revisions appear in:

–	adding paragraph two in the section entitled "Item 1: Financial Statements;"

–	the Company's Condensed Consolidated Balance Sheet as of June 30, 2005 in the line items "Income taxes," "Total liabilities," "Additional paid-in-capital," "Retained earnings" and "Total stockholders' equity"

–	the Company's Condensed Consolidated Balance Sheet as of December 31, 2004 in the line items "Income taxes," "Total liabilities," "Additional paid-in-capital," "Retained earnings" and "Total stockholders' equity;" as described in Amendment No. 2 to the 2004 Form 10-K/A.

–	the Company's Condensed Consolidated Statements of Changes in Stockholders' Equity in the line items "Balance, December 31, 2004" and "Balance, June 30, 2005 (restated);"

–	the Company's Notes to Condensed Consolidated Financial Statements:

•	Note 1 – adding new paragraph two in the subsection 1A entitled "Basis of Presentation" and adding new subsection 1I entitled "Restatement of Previously Issued Condensed Consolidated Financial Statements;" and

•	Note 2 – revising the subsection "Covenants;"

•	Note 4 – revising the unrealized pre-tax income and the related income tax effect on cash flow hedges for the year ended December 31, 2004;

•	Revise Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations." We have amended Item 2 as follows:

–	added section entitled "Restatement of Prior Condensed Consolidated Financial Statements;"

–	revised the return on average shareholders' equity for the six months ended June 30, 2005, as well as for the year ended December 31, 2004 within the seventh from the last paragraph of the section entitled "General"; and

–	revised the amount of retained earnings available for dividends within the section entitled "Debt and Capital Lease Obligations – Covenants."

As required by SEC Rule 12b-15, set forth below in their entirety are Item 1 (Financial Statements) and Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations), as amended, with these revisions incorporated.

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

INTERPOOL, INC. AND SUBSIDIARIES

INDEX

                                                                                                       Page
                                                                                                        No.

Part I  -  Financial Information--Interpool, Inc. and Subsidiaries........................................1

     Item 1:  Financial Statements........................................................................1

              Unaudited Condensed Consolidated Balance Sheets at June 30, 2005
              (Restated) and December 31, 2004............................................................2

              Unaudited Condensed Consolidated Statements of Income for the Three
              and Six Months Ended June 30, 2005 and 2004.................................................3

              Unaudited Condensed Consolidated Statements of Cash Flows for the Six
              Months Ended June 30, 2005 and 2004.........................................................4

              Unaudited Condensed Consolidated Statements of Changes in
              Stockholders' Equity at December 31, 2004 and the Six Months Ended
              June 30, 2005 (Restated)....................................................................5

              Notes to Condensed Consolidated Financial Statements........................................6

     Item 2:  Management's Discussion and Analysis of Financial Condition

PART I - FINANCIAL INFORMATION
INTERPOOL, INC. AND SUBSIDIARIES

Item 1:	FINANCIAL STATEMENTS

           The Condensed Consolidated Financial Statements as of June 30, 2005, as restated, (unaudited) and December 31, 2004 and for the three and six months ended June 30, 2005 (unaudited) and 2004 (unaudited) (the "Condensed Consolidated Financial Statements") of Interpool, Inc. and Subsidiaries (the "Company" or the "Registrant") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. The Company has made certain reclassifications to prior balances to conform to the current year presentation. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's December 31, 2004 Annual Report on Form 10-K, Amendment No. 1 to Form 10-K and Amendment No. 2 to Form 10-K (collectively the "2004 Form 10-K"). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

           As discussed in the Company's 2004 Form 10-K/A Amendment No. 2, the Company restated its 2003 and 2004 Consolidated Financial Statements to properly reflect compensation expense required by U.S. generally accepted accounting principles ("GAAP") with respect to a modification of the terms of fully vested stock options held by Mr. Raoul Witteveen, its former President. The stock option modification was part of the separation agreement entered into in connection with Mr. Witteveen's resignation in October 2003. For further information regarding this restatement, see Note 1(I) to the Condensed Consolidated Financial Statements. All financial information for the three and six months ended June 30, 2005 and 2004 included in this Form 10-Q/A gives effect to this restatement.

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

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)
(Unaudited)

                                                                                                       June 30,       December 31,
                                                                                                       --------       ------------
                                                                                                         2005             2004
                                                                                                         ----             ----
                                                                                                       Restated
                                                                                                       --------
ASSETS

CASH AND CASH EQUIVALENTS (including restricted cash of $21,939 and $24,927 at
     June 30, 2005 and December 31, 2004, respectively)                                                $180,318          $309,458
MARKETABLE SECURITIES, available for sale at fair value                                                      24                27
ACCOUNTS RECEIVABLE, less allowance of $14,278 and $14,091, respectively                                 76,737            72,598
NET INVESTMENT IN DIRECT FINANCING LEASES                                                               373,051           363,445
OTHER RECEIVABLES, net                                                                                    1,717             3,602
LEASING EQUIPMENT, net of accumulated depreciation and amortization of $545,153
     and $538,575, respectively                                                                       1,766,130         1,579,196
OTHER ASSETS                                                                                             75,547            75,760
                                                                                                         ------            ------
TOTAL ASSETS                                                                                         $2,473,524        $2,404,086
                                                                                                     ==========        ==========
LIABILITIES
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                                  $206,073          $127,057
WARRANT LIABILITY                                                                                        57,515            71,722
INCOME TAXES                                                                                             51,797            48,282
DEFERRED INCOME                                                                                           1,606             2,018
DEBT AND CAPITAL LEASE OBLIGATIONS
     Due within one year                                                                                202,949           240,553
     Due after one year                                                                               1,478,805         1,477,645
                                                                                                      ---------         ---------
         TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS                                                     1,681,754         1,718,198

TOTAL LIABILITIES                                                                                    $1,998,745        $1,967,277
                                                                                                     ----------        ----------

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES                                                              41,448            39,786
                                                                                                         ------            ------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued                          ---               ---
     Common stock, par value $.001 per share; 100,000,000 shares authorized,
       28,286,564 issued at June 30, 2005 and 28,278,759 issued at December 31, 2004                         28                28
     Additional paid-in capital                                                                         145,112           145,112
     Unamortized deferred compensation-stock grants                                                        (484)             (554)
     Treasury stock, at cost, 646,711 shares at June 30, 2005 and December 31, 2004                     (11,508)          (11,508)
     Retained earnings                                                                                  303,143           269,694
     Accumulated other comprehensive loss, net                                                           (2,960)           (5,749)
                                                                                                         ------            ------
TOTAL STOCKHOLDERS' EQUITY                                                                              433,331           397,023
                                                                                                        -------           -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                           $2,473,524        $2,404,086
                                                                                                     ==========        ==========

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share and per share amounts)
(unaudited)

                                                                     Three Months Ended            Six Months Ended
                                                                          June 30,                     June 30,

                                                                     2005           2004          2005           2004
                                                                     ----           ----          ----           ----
REVENUES
Equipment leasing revenue, including income recognized on
   direct financing leases of $9,844, $10,504, 19,403 and
   $21,363, respectively                                            $95,947        $95,712      $191,089        $190,649
Other revenue                                                         6,501          4,003        11,386           8,104
                                                                      -----          -----        ------           -----
TOTAL REVENUES                                                      102,448         99,715       202,475         198,753
                                                                    -------         ------       -------         -------

COSTS AND EXPENSES:
  Lease operating and administrative expenses                        37,000         34,624        73,936          67,064
  Provision for doubtful accounts                                       233            492           971           1,104
  Fair value adjustment for derivative instruments                    2,802         (2,871)         2,127         (1,889)
  Fair value adjustment for warrants                                 (7,349)           ---        (14,207)           ---
  Depreciation and amortization of leasing equipment                 21,932         22,679        43,925          45,551
  Impairment of leasing equipment                                     1,171          1,439         2,069           3,413
  Income for investments accounted for under the equity method         (291)          (199)         (348)           (384)
  Gain on settled insurance litigation                                  ---         (6,267)          ---          (6,267)
  Other income, net                                                  (1,552)        (3,961)       (5,284)         (4,661)
  Interest expense                                                   30,113         26,290        59,486          54,671
  Interest income                                                    (1,665)          (495)       (5,625)         (1,189)
                                                                     ------           ----        ------          ------
  TOTAL COSTS AND EXPENSES                                           82,394         71,731       157,050         157,413
                                                                     ------         ------       -------         -------

INCOME BEFORE MINORITY INTEREST EXPENSE
  AND PROVISION FOR INCOME TAXES                                     20,054         27,984        45,425          41,340
Minority interest expense, net                                       (1,505)        (1,944)       (3,411)         (2,803)
                                                                     ------         ------        ------          ------
INCOME BEFORE PROVISION FOR INCOME TAXES                             18,549         26,040        42,014          38,537
Provision for income taxes                                            1,639          4,835         4,716           7,125
                                                                      -----          -----         -----           -----
NET INCOME                                                          $16,910        $21,205       $37,298         $31,412
                                                                    =======        =======       =======         =======

NET INCOME PER SHARE:
     Basic                                                            $0.61          $0.77         $1.35           $1.15
                                                                      =====          =====         =====           =====
     Diluted                                                          $0.54          $0.71         $1.17           $1.07
                                                                      =====          =====         =====           =====
WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
     Basic                                                           27,640         27,379        27,639          27,378
                                                                     ======         ======        ======          ======
     Diluted                                                         32,379         30,575        32,793          30,421
                                                                     ======         ======        ======          ======

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                          2005           2004
                                                                                          ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $37,298         $31,412
Adjustments to reconcile net income to net cash provided by operating activities --
   Depreciation and amortization                                                          45,294          46,905
   Impairment of leasing equipment                                                         2,069           3,413
   Amortization of debt discount                                                           1,169             ---
   Gain on sale of leasing equipment                                                      (4,378)         (4,305)
   Provision for doubtful accounts                                                           971           1,104
   Restricted stock grant expense                                                             70              42
   Gain on settled insurance litigation                                                      ---          (6,267)
   Fair value adjustment for derivative instruments                                        2,127          (1,889)
   Fair value adjustment for warrants                                                    (14,207)            ---
   Income for investments accounted for under the equity method                             (348)           (384)
   (Increase)/decrease in accounts receivable                                             (5,110)          3,684
   Decrease in other receivables                                                           1,885          17,250
   (Increase)/decrease in other assets                                                    (1,839)          2,529
   Decrease in accounts payable and accrued expenses                                      (2,068)         (8,601)
   Increase in income taxes payable                                                        2,072           6,652
   Other, net                                                                              1,250             632
                                                                                           -----             ---
         Net cash provided by operating activities                                        66,255          92,177
                                                                                          ------          ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment                                                        (212,881)        (90,271)
Proceeds from dispositions of leasing equipment                                           47,375          53,303
Investment in direct financing leases                                                    (34,635)        (34,293)
Cash collections on direct financing leases (net of earned income)                        45,828          44,563
                                                                                          ------          ------
         Net cash used for investing activities                                         (154,313)        (26,698)
                                                                                        --------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                             8,481          95,218
Payment of long-term debt and capital lease obligations                                  (78,566)       (118,748)
Borrowings of revolving credit lines                                                      44,472           4,500
Repayment of revolving credit lines                                                      (12,000)        (26,357)
Dividends paid                                                                            (3,469)         (2,904)
                                                                                          ------          ------
Net cash used for financing activities                                                   (41,082)        (48,291)
                                                                                         -------         -------
Net (decrease)/increase in cash and cash equivalents                                    (129,140)         17,188
CASH AND CASH EQUIVALENTS, beginning of period                                           309,458         141,019
                                                                                         -------         -------
CASH AND CASH EQUIVALENTS, end of period                                                $180,318        $158,207
                                                                                        ========        ========

Cash paid for interest                                                                   $58,161         $54,389
                                                                                         =======         =======
Cash paid for taxes                                                                       $2,356            $435
                                                                                          ======            ====

Supplemental schedule of non-cash investing activities:
Transfers from leasing equipment to direct financing leases                              $21,305          $5,504
                                                                                         =======          ======
Transfer from direct financing leases to leasing equipment                                   ---          $6,970
                                                                                             ===          ======

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AT DECEMBER 31, 2004 AND THE SIX MONTHS ENDED JUNE 30, 2005

(dollars and shares in thousands)
(unaudited)

                                                                                             Acum.
                             Common Stock                                                    Other
                          ------------------  Additional  Unamortized                        Comp.                 Total Share-
                          Outstanding   Par    Paid-in     Deferred   Treasury   Retained    Income  Comprehensive   holders'
                            Shares     Value   Capital   Compensation  Stock     Earnings    (Loss)     Income        Equity
                          -----------  -----  ---------- ------------ --------   --------   -------  ------------- ------------

BALANCE, December 31, 2004   27,632      $28   $145,112      $(554)   $(11,508)  $269,694   $(5,749)                 $397,023

Net income                      ---      ---        ---        ---         ---     37,298       ---       37,298       37,298

Other comprehensive income      ---      ---        ---        ---         ---        ---     2,789        2,789        2,789
                                                                                                           -----

Comprehensive income                                                                                     $40,087
                                                                                                         =======

Amortization of restricted
stock award                       8      ---        ---         70         ---        ---       ---                        70

Cash dividends declared:

  Common stock, $0.1375
  per share                     ---      ---        ---        ---         ---     (3,849)      ---                    (3,849)
                                ---      ---        ---        ---         ---     ------       ---                    ------

BALANCE, June 30, 2005
(Restated)                   27,640      $28   $145,112      $(484)   $(11,508)  $303,143   $(2,960)                 $433,331
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

INTERPOOL, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

Note 1 - Nature of Operations and Accounting Policies

A.       Basis of Presentation

           The Condensed Consolidated Financial Statements of Interpool, Inc. and Subsidiaries (the "Company") as of June 30, 2005, as restated, (unaudited) and December 31, 2004 and for the three and six months ended June 30, 2005 (unaudited) and 2004 (unaudited) (the "Condensed Consolidated Financial Statements") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company has made certain reclassifications to prior balances to conform to the current year presentation. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's December 31, 2004 Annual Report on Form 10-K, Amendment No. 1 to Form 10-K and Amendment No. 2 to Form 10-K (collectively the "2004 Form 10-K"). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

           As discussed in the Company's 2004 Form 10-K/A Amendment No. 2, the Company restated its 2003 and 2004 Consolidated Financial Statements to properly reflect compensation expense required by U.S. generally accepted accounting principles ("GAAP") with respect to a modification of the terms of fully vested stock options held by Mr. Raoul Witteveen, its former President. The stock option modification was part of the separation agreement entered into in connection with Mr. Witteveen's resignation in October 2003. For further information regarding this restatement, see Note 1(I) to the Condensed Consolidated Financial Statements. All financial information for the three and six months ended June 30, 2005 and 2004 included in this Form 10-Q/A gives effect to this restatement.

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

D.       Net Income Per Share

           Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period (which is net of treasury shares). Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options and warrants and the un-vested portion of restricted stock grants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price for the period. Stock options and warrants that do not have a dilutive effect (because the exercise price is above the market price) are not included in the diluted income per share. For the three months ended June 30, 2005, options to purchase 3,520 shares were not dilutive and were not included in diluted earnings per share while all warrants to acquire common shares were dilutive. For the six months ended June 30, 2005, all stock options and warrants to acquire common shares were dilutive. For the three and six months ended June 30, 2004, all stock options to acquire common shares were dilutive. There were no warrants outstanding for the three and six months ended June 30, 2004. Unvested restricted stock grants were dilutive for the three and six months ended June 30, 2005 and 2004. The convertible redeemable subordinated debentures were dilutive for both the three and six months ended June 30, 2005 and 2004.

           A reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

(dollars in thousands, except per share amounts)

                                                              Three Months                  Six Months
                                                                  Ended                        Ended
                                                                June 30,                     June 30,
                                                                --------                     --------

                                                           2005          2004           2005          2004
                                                           ----          ----           ----          ----

Numerator
      Net Income - Basic EPS                              $16,910       $21,205        $37,298       $31,412
      Interest expense on convertible debentures,
      net of tax of $344, $344, $688 and $688,
      respectively                                            516           516          1,032         1,032
                                                              ---           ---          -----         -----
      Net Income - Diluted EPS                            $17,426       $21,721        $38,330       $32,444
                                                          =======        ======        =======        ======

Denominator
      Weighted average common shares
      outstanding-Basic                                    27,640        27,379         27,639        27,378
      Dilutive stock options and warrants                   3,241         1,704          3,657         1,552
      Dilutive convertible debentures                       1,487         1,487          1,487         1,487
      Dilutive restricted stock grants                         11             5             10             4
                                                               --             -             --             -
      Weighted average common shares
      outstanding-Diluted                                  32,379        30,575         32,793        30,421
                                                           ======        ======         ======        ======

Earnings per common share
      Basic                                                 $0.61         $0.77          $1.35         $1.15
                                                             ====          ====           ====          ====
      Diluted                                               $0.54         $0.71          $1.17         $1.07
                                                             ====          ====           ====          ====

E.       Comprehensive Income

           Comprehensive income consists of net income or loss for the current period and gains or losses that have been previously excluded from the income statement and were only reported as a component of equity.

           The effect of comprehensive income (net of tax) is as follows:

                                                                                                         Net of
                                                                       Before Tax         Tax             Tax
Six Months Ended June 30, 2005                                           Amount          Effect          Amount
                                                                         ------          ------          ------
Unrealized holding gains/(losses) arising during the period:
Marketable Securities                                                       $(3)            $1             $(2)
Cumulative foreign currency translation adjustment                         (216)            79            (137)
Swap agreements                                                           4,371         (1,443)          2,928
                                                                          -----         ------           -----
                                                                         $4,152        $(1,363)         $2,789
                                                                         ------         ------          ------

                                                                                                         Net of
                                                                       Before Tax         Tax             Tax
Six Months Ended June 30, 2004                                           Amount          Effect          Amount
                                                                         ------          ------          ------
Unrealized holding gains arising during the period:
Cumulative foreign currency translation adjustment                           $5            $(2)             $3
Swap agreements                                                          14,437         (5,977)          8,460
                                                                         ------         ------           -----
                                                                        $14,442        $(5,979)         $8,463
                                                                        =======        =======          ======

The components of accumulated other comprehensive income/(loss), net of taxes, are as follows:

                                                                      June 30, 2005          December 31, 2004
                                                                      -------------          -----------------
Marketable securities                                                      $---                       $2
Cumulative foreign currency translation adjustment                          (78)                      59
Swap agreements                                                          (2,882)                  (5,810)
                                                                         -------                  ------
                                                                        $(2,960)                 $(5,749)
                                                                        ========                 =======

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

           Under the Company's Deferred Bonus Plan, compensation expense for the three and six months ended June 30, 2005 was $20 and $70, respectively. During the first quarter of 2004, our Chief Executive Officer elected to voluntarily relinquish his entire 2002 bonus. This resulted in the reversal of previously recorded compensation expense of $101. Excluding the reversal of previously recorded compensation expense related to this forfeiture, compensation expense for the three and six months ended June 30, 2004 was $21 and $43, respectively. The unamortized deferred compensation remaining in stockholders equity was $484 at June 30, 2005. Although the Board of Directors terminated the Deferred Bonus Plan in September 2004, all stock previously granted under this plan will continue to be subject to the terms of the Plan.

           In connection with employment agreements with certain executive officers, the company granted common stock appreciation rights ("SARS") that provide for the grantees to receive cash payments measured by any appreciation in the market price of the common stock over a specified base price. The Company granted such stock appreciation rights with respect to a total of 275,000 share units at a base price of $14.05. Under the terms of the employment agreements, as amended, a total of 266,666 of these stock appreciation rights will vest in 2005 (205,000 during the first quarter of 2005 and 61,666 during the fourth quarter of 2005) with the remaining 8,334 rights vesting on December 31, 2006. Upon vesting, these stock appreciation rights may be exercisable at any time prior to the expiration of the earlier of 10 days following the termination of the employee or June 30, 2014. Financial Accounting Standard Board ("FASB") Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, requires interim calculations of the amount of compensation expense inherent in the SARS (variable plan accounting). This amount is equal to the change in the quoted market price (in excess of the base price of $14.05) since, date of grant or award multiplied by the total number of rights outstanding. Compensation expense is recognized ratably over the vesting periods during which the related employee service is rendered. At June 30, 2005, the quoted market price of the Company's common stock was $21.38 per share. Compensation expense for the six months ended June 30, 2005 was reduced by $252. This decrease was the result of the decline in the market value of the Company's common stock from $24.00 per share at December 31, 2004 to $21.38 per share at June 30, 2005 partially offset by additional vesting. This credit is included in lease operating and administrative expense on the Condensed Consolidated Statements of Income.

G.       Credit Risk

           At June 30, 2005, approximately 51% (47% at December 31, 2004) of accounts receivable and 73% (70% at December 31, 2004) of the net investment in direct financing leases were from customers outside of the United States.

           During the six months ended June 30, 2005, the Company's top 25 customers represented approximately 76% of its consolidated billings, with no single customer accounting for more than 8.1%. For the same period in the prior year, the Company's top 25 customers represented approximately 75% of its consolidated billings with no single customer accounting for more than 7.7%.

H.       Adoption of New Accounting Standards

           In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2004. The Company does not expect the adoption of SFAS 154 to have a material effect on the Company's consolidated financial position or results of operations.

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

I.       Restatement of Previously Issued Condensed Consolidated Financial Statements

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

           The correction of the above item resulted in the restatement of certain amounts on the Condensed Consolidated Balance Sheet as of June 30, 2005 as follows:

                                                             As
                                                         Previously
                                                          Reported                       As Restated
                                                            2005            Change          2005
                                                         ----------         ------       -----------

Income Taxes                                                $54,634        $(2,837)         $51,797
Total Liabilities                                         2,001,582         (2,837)       1,998,745
Additional Paid-In Capital                                  138,021          7,091          145,112
Retained Earnings                                           307,397         (4,254)         303,143
Total Stockholders' Equity                                 $430,494         $2,837         $433,331

Note 2 - Debt and Capital Lease Obligations

           The following table summarizes the Company's debt and capital lease obligations as of June 30, 2005 and December 31, 2004:

Total Debt and Capital Lease Obligations                                  June 30, 2005      December 31, 2004
----------------------------------------                                  -------------      -----------------
Capital lease obligations payable in varying amounts through 2013            $333,149              $329,623
Chassis Securitization Facility, interest at 5.95% and 5.99% at
  June 30, 2005 and December 31, 2004, respectively
Warehouse facility                                                             18,780                22,490
Debt obligation                                                                38,920                53,875
Capital lease obligation                                                      393,185               397,834
Secured equipment financing facility, interest at 5.01% and 4.45% at
  June 30, 2005 and December 31, 2004, respectively, revolving period
  ending October 31, 2006, term out period ending April 30, 2012              226,410               243,000
Revolving credit facility CAI, interest at 4.97% and 4.56% at June 30,
  2005 and December 31, 2004, respectively                                     97,472                65,000
6.00% Notes due 2014 (unsecured) net of unamortized discount of $32,560
  and $33,729 at June 30, 2005 and December 31, 2004, respectively            197,440               196,271
7.35% Notes due 2007 (unsecured)                                              115,395               115,395
7.20% Notes due 2007 (unsecured)                                               45,335                45,335
9.25% Convertible redeemable subordinated debentures, mandatory
  redemption 2022 (unsecured)                                                  37,182                37,182
9.875% Preferred capital securities due 2027 (unsecured)                       75,000                75,000
Notes and loans repayable with various rates ranging from 4.47% to
  9.77% and maturities from 2005 to 2010                                      103,486               137,193
                                                                              -------               -------
Total Debt and Capital Lease Obligations                                    1,681,754             1,718,198
                                                                            ---------             ---------
Less Current Maturities                                                       202,949               240,553
Total Non-Current Debt and Capital Lease Obligations                       $1,478,805            $1,477,645
                                                                           ==========            ==========

           New Financings: During the first half of 2005, the Company received an additional $223,000 in net financing commitments. Commitments were received totaling $248,000 under a financing facility established on November 1, 2004 from six financial institutions, while the Company cancelled a financing commitment for $25,000 that existed as of December 31, 2004. This commitment was cancelled to allow the financial institution involved to provide a larger commitment to a $150,000 facility already established during December 2004. As of June 30, 2005, commitments totaling $423,590 were available for future use, excluding $71,529 available under CAI's revolving credit facility.

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

           Debt Modifications: The Company elected not to renew the warehouse facility associated with its chassis securitization financing. As a result of this decision, the warehouse facility was not extended beyond the scheduled expiration date of March 31, 2005. Accordingly, based on the terms of the securitization financing, all cash flow from the securitization that would normally be received by the Company after the requirements of the securitization financing are satisfied will be used to pay down the warehouse facility until it is paid in full. In addition, based on the terms of the securitization financing, the interest rate on the warehouse facility was increased by 100 basis points. At June 30, 2005, $18,780 was outstanding under this facility.

           During the three months ended June 30, 2005, the Company, the holders of a majority in principal amount of the Company's 6% Notes due 2014 (the "Notes"), the holders of a majority of the Company's common stock purchase warrants (the "Warrants"), and the Warrant Agent for the holders of the Warrants, entered into amendments to certain agreements relating to the outstanding Notes and Warrants. These amendments extended the dates by which the Company was required to take certain actions with respect to the Notes and Warrants. Specifically, the amendments (i) extended from April 30, 2005 to June 30, 2005 the date by which the Company was required to seek stockholder approval for the purpose of ratifying the issuance of the Series B Warrants, (ii) extended from May 1, 2005 to August 1, 2005 the date by which the Company was required to file a registration statement with the Securities and Exchange Commission (the "SEC") with respect to the Warrants, (iii) extended from May 1, 2005 to August 1, 2005 the date by which the Company was required to file a registration statement with the SEC with respect to the Notes, and (iv) extended from October 1, 2005 to November l, 2005 the date on which liquidated damages will become payable with respect to the Notes and/or the Warrants if they have not been registered with the SEC. The registration statements for both the Notes and the Warrants were submitted to the SEC on August 1, 2005. As a result of these amendments, the Company is obligated to use commercially reasonable efforts to have these registration statements declared effective by the SEC by October 1, 2005. If either of these registration statements is not effective by November 1, 2005, or does not remain effective, the Company would be required to pay liquidated damages to the holders of these securities based upon a value of $150,000 for the Notes and $150,000 for the Warrants. For the first 90 days, the amount of liquidated damages to be paid related to the Warrants and the Notes will be calculated using a rate of 0.25% per annum for each day the registration statements are not effective after November 1, 2005 or if the registration statements do not remain effective and are not restored to effectiveness within a specified period of time. This percentage will be increased by 0.25% for each 90 day period, until these conditions are met, up to a maximum of 1.00% per annum. In addition, the Company and the Indenture Trustee for the Notes entered into a Supplemental Indenture dated as of June 29, 2005 with the consent of the holders of a majority in principal amount of the outstanding Notes. The Supplemental Indenture amended the Indenture dated as of September 14, 2004 relating to the Notes to provide that all determinations of the Company's consolidated net income for purpose of the restricted payments provisions in Section 4.7 of the Indenture shall be based upon the Company's adjusted consolidated net income, after excluding the effect on net income of any gain or loss attributable to any valuation adjustment relating to the Warrants.

           At a Special Meeting of Stockholders of the Company held on June 30, 2005, holders of a majority of the outstanding shares of the Company's Common Stock approved a resolution ratifying the issuance by the Company of the Series B Warrants and the issuance of Common Stock upon exercise of such Series B Warrants by the holders. This affirmative vote satisfied one of the requirements of the Warrant Agreement relating to the Warrants. As a result of this vote, the Series B Warrants are now exercisable to purchase shares of Common Stock in accordance with their terms.

           Covenants: Under the Company's secured equipment financing facility established during November 2004 (and most of its other debt instruments), the Company was required to maintain covenants (as defined in each agreement) for tangible net worth (the most stringent of which required the Company to maintain tangible net worth of at least $300,000), a fixed charge coverage ratio of at least 1.5 to 1 and a funded debt to tangible net worth ratio (as defined in the agreement) of not more than 4.0 to 1. A servicing agreement to which the Company is a party requires that it maintains a tangible net worth (including the Company's 9.875% preferred capital securities due 2027) of at least $375,000 plus 50% of any positive net income reported from October 1, 2004 forward. Additionally, under a credit agreement, the Company is required to maintain a security deposit in the aggregate amount of at least 80% of the outstanding loan balances, including interest. This amounted to $4,050 and $4,834 at June 30, 2005 and December 31, 2004, respectively and is included in other assets on the Condensed Consolidated Balance Sheet. At June 30, 2005, under a restriction in the Company's 6.0% Note Indenture, approximately $24,097 of retained earnings were available for dividends.

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

Segment Information:

                                                                         Domestic
                                                         Container      Intermodal
           Six Months Ended June 30, 2005                 Leasing        Equipment        Totals
           ------------------------------                ---------      ----------      ----------
Equipment leasing revenue                                  $87,343        $103,746        $191,089
Other revenue                                                5,760           5,626          11,386
Lease operating and administrative expenses                 21,739          52,197          73,936
Provision for doubtful accounts                                485             486             971
Fair value adjustment for derivative instruments             2,166             (39)          2,127
Fair value adjustment warrants                                 ---         (14,207)        (14,207)
Depreciation and amortization of leasing equipment          27,317          16,608          43,925
Impairment of leasing equipment                                842           1,227           2,069
Other (income)/expense, net and minority interest           (2,027)            154          (1,873)
Income for investments under equity method                     ---            (348)           (348)
Interest income                                             (1,151)         (4,474)         (5,625)
Interest expense                                            17,291          42,195          59,486
Income before provision for income taxes                    26,441          15,573          42,014
Net investment in DFL's                                    291,070          81,981         373,051
Leasing equipment, net                                     819,473         946,657       1,766,130
Equipment purchases and investments in DFL's               171,687          75,829         247,516
Total segment assets                                    $1,208,780      $1,264,744      $2,473,524

                                                                          Domestic
                                                         Container       Intermodal
           Six Months Ended June 30, 2004                 Leasing        Equipment        Totals
           ------------------------------                ---------      ----------      ----------
Equipment leasing revenue                                  $88,780         $101,869       $190,649
Other revenue                                                4,656            3,448          8,104
Lease operating and administrative expenses                 24,386           42,678         67,064
Provision for doubtful accounts                                637              467          1,104
Fair value adjustment for derivative instruments            (1,338)            (551)        (1,889)
Depreciation and amortization of leasing equipment          29,206           16,345         45,551
Impairment of leasing equipment                              1,266            2,147          3,413
Gain on settled insurance litigation                        (3,781)          (2,486)        (6,267)
Other (income)/expense, net and minority interest           (2,547)             689         (1,858)
Income for investment under equity method                      ---             (384)          (384)
Interest income                                               (717)            (472)        (1,189)
Interest expense                                            17,773           36,898         54,671
Income before provision for income taxes                    28,551            9,986         38,537
Net investment in DFL's                                    294,840           88,020        382,860
Leasing equipment, net                                     729,446          885,005      1,614,451
Equipment purchases and investment in DFL's                105,704           18,860        124,564
Total segment assets                                    $1,187,816       $1,114,520     $2,302,336

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

           As of June 30, 2005 and December 31, 2004, included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets are liabilities of $17,398 and $19,745, respectively, representing the market value of the Company's interest rate swap contracts.

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

           For the six months ended June 30, 2005, the Company reported $2,127 of pre-tax expense in the Condensed Consolidated Statements of Income due to changes in the fair value of interest rate swap agreements which do not qualify as cash flow hedges under SFAS133. This compares to $1,889 of pre-tax income for the six months ended June 30, 2004.

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

           EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in a Company's Own Stock ("EITF 00-19") requires freestanding contracts that are settled in a Company's own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or liability must be carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. The Company has classified these warrants as a liability because the requirements of EITF 00-19 for classification of the warrants as equity have not been satisfied. During the period in which the warrants are classified as a liability, any changes in fair value will be reported as fair value adjustment for warrants in the Condensed Consolidated Statement of Income. Due to changes to items which affect the calculation of the fair value of the Warrants including the decrease in the market value of the Company's common stock during the first six months of 2005, the increase in our common stock dividend rate announced during the second quarter, and the reduction in interest rates for U.S. Treasury securities that occurred during the second quarter, the estimated fair market value of these Warrants decreased from $71,722 at December 31, 2004 to $57,515 at June 30, 2005. As a result, during the six-months ended June 30, 2005, the Company recorded non-cash income of $14,207 (for which no tax expense is derived) which has been reflected as fair value adjustment for warrants on the accompanying Condensed Consolidated Statements of Income. Accordingly, future changes to the fair market value of these Warrants have the potential to cause volatility in our future results. For the period of time that these warrants are classified as a liability, any increase in the estimated fair market value of the Warrants will result in a non-cash expense to the Condensed Consolidated Statements of Income. If the estimated fair market value of the Warrants decreases in the future the Company will record non-cash income in its Condensed Consolidated Statements of Income. In the event that the conditions of EITF 00-19 are met for classification of the Warrants as equity, the liability account representing the estimated fair value of the warrants at the date the conditions are met would be reclassified to additional paid-in-capital on the Condensed Consolidated Balance Sheets. For further discussion of these Warrants and the conditions that must be met for equity treatment under the provisions of EITF 00-19, see Note 4 to the Consolidated Financial Statements included in our December 31, 2004 Form 10-K.

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

           Standby Letters of Credit

           As of June 30, 2005, CAI, a consolidated subsidiary, had two outstanding letters of credit totaling $6,000, which guarantee its obligations under certain operating lease agreements. These letters of credit expire in April 2008.

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

           On July 1, 2005, the record date for the Company's common stock dividend payment made on July 15, 2005, the exercise price for the Company's common stock purchase warrants was adjusted from $18.00 per share to $17.99 per share pursuant to the terms of the Warrant Agreement executed during September 2004.  The change in exercise price was required under the anti-dilution provisions of the Warrant Agreement due to the increase in the Company's common stock dividend payment made on July 15, 2005 from the previous rate of $0.0625 per share to $0.075 per share. Because the Company has announced that future quarterly dividend payments are expected to be in the amount of $0.075 per share, similar adjustments to the exercise price will be required for subsequent common stock dividend payments; to the extent they exceed $0.625 per share per quarter.

           During the third quarter, the Company extended and amended its employment agreement with Herbert Mertz, Executive Vice President, Chief Administrative Officer and Chief Operating Officer of Trac Lease, for an additional one year term which will commence on January 1, 2006 and expire on December 31, 2006. In addition, the Company granted Mr. Mertz 50,000 common stock options at a price of $21.05 per share, pursuant to the Company's 2004 Stock Option Plan for Executive officers, vesting in installments through 2007.

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

Restatement of Prior Condensed Consolidated Financial Statements

           As discussed in the Company's 2004 Form 10-K/A Amendment No. 2, the Company restated its 2003 and 2004 Consolidated Financial Statements to properly reflect compensation expense required by U.S. GAAP with respect to a modification of the terms of fully vested stock options held by Mr. Raoul Witteveen, its former President. The stock option modification was part of the separation agreement entered into in connection with Mr. Witteveen's resignation in October 2003. For further information regarding this restatement, see Note 1(I) to the Condensed Consolidated Financial Statements. All financial information for the three and six months ended June 30, 2005 and 2004 included in this Form 10-Q/A gives effect to this restatement.

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

           During the first six months of 2005, we received net additional financing commitments of $223.0 million from several institutions. At June 30, 2005, (excluding $71.5 million available under CAI's revolving credit facility), we have a total of $423.6 million of unused commitments for growth, to re-finance existing secured debt or for other working capital requirements. Our interest expense was $4.8 million higher during the first half of 2005 than it was during the first half of 2004 as we experienced a higher level of interest rates, coupled with an increase in the amortization of deferred financing fees. These increases were partially offset by the fact that waiver-related bank fees paid during the first half of 2005 were significantly lower than they had been during the first half of 2004. The increase in interest rates is due to an overall increase in interest rates for new borrowings, including the issuance during late 2004 of the $230.0 million of Notes due in 2014 which have an overall interest rate of 8.3%, including the amortization of the original issue discount. We regularly evaluate financing proposals which, when coupled with available cash balances and funds available under commitments mentioned above, could be used for growth, for refinancing existing facilities and for working capital.

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

           Our net income for the six months ended June 30, 2005 was $37.3 million as compared with $31.4 million for the six months ended June 30, 2004, an increase of 18.7%. The June 30, 2005 net income included non-cash income of $14.2 million (for which no tax expense is recorded) resulting from the change in fair value of the warrants issued by us during September 2004 in connection with a Securities Purchase Agreement pursuant to which we sold $150.0 million of 6.0% notes due in 2014. Additionally, the June 30, 2004 net income included income of $5.2 million (net of tax) related to an insurance settlement. Our net income per share on a fully diluted basis for the six months ended June 30, 2005 and 2004 was $1.17 and $1.07, respectively. Annualized return on average stockholders' equity was 18.0% for the six months ended June 30, 2005. Excluding the non-cash income for the change in the fair value of the warrants, the annualized return on average stockholder's equity was 11.3% for the six months ended June 30, 2005. Excluding the non-cash expense for the change in the fair value of the warrants and the gain on settled insurance litigation, the annualized return on average stockholders equity was 12.6% for the year ended December 31, 2004.

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

           Domestic intermodal equipment segment revenues increased to $52.4 million for the three months ended June 30, 2005, from $50.8 million in the three months ended June 30, 2004, an increase of $1.6 million or 3%. The increase was attributable to an increase in chassis operating lease revenues of $1.8 million, partially offset by a decrease in direct financing lease revenues of $0.2 million. The incremental chassis operating lease revenues were primarily due to an increase in our chassis operating lease fleet which increased in size by 4%. The utilization rates of our domestic intermodal chassis operating lease fleet were 96% and 97% at June 30, 2005 and 2004, respectively.

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

Liquidity and Capital Resources

           Historically, we have used funds from various sources to meet our corporate obligations and to finance the acquisition of equipment for lease to customers. The primary funding sources have been cash provided by operations, borrowings (generally from banks), securitization of lease receivables, the issuance of capital lease obligations, and the sale of our securities. In addition, we have generated cash from the sale of equipment being retired from our fleet. In general, we have sought to meet debt service requirements from the leasing revenue generated by our equipment. During the six months ended June 30, 2005, our cash flow from operations plus cash collections net of earned income on direct financing leases totaled $112.1 million, $33.5 million more than the payments required for long-term debt and capital lease obligations during the same period. In addition, we had $158.4 million of unrestricted cash and marketable securities on hand and had unused financing commitments totaling $423.6 million available for future use as of June 30, 2005 (excluding $71.5 million available under CAI's revolving credit facility). Further, as described in the Liquidity and Capital Resources section of our 2004 Form 10-K, the combination of unrestricted cash and marketable securities as of December 31, 2004 plus scheduled payments due to us under operating and direct financing lease agreements with our lessees during 2005 and 2006 is significantly more than our scheduled capital lease and debt service payments (principal and estimated interest) for those years.

           Our utilization rates, as well as those of our competitors are at high levels. We anticipate that demand for chassis and containers will continue to be strong in 2006, driven primarily by the fact that all major shipyards are reporting large order backlogs through 2008. As of January 1, 2005, the existing order backlog was enough to account for an increase of approximately 58% in the world's cellular container ship fleet and is expected to result in demand for a significant number of additional containers and chassis. Lease rates on both new and used chassis have been rising since the middle of 2004, reflecting increases in the cost of new chassis and increased utilization of used chassis. During most of the first half of 2005, lease rates for new containers were also increasing along with the cost of the underlying units. In addition, lease rates for used containers were competitive for much of the past eighteen months. During the second quarter of 2005, however, some softness in the container leasing market has developed which we believe is temporary due to the backlog of new container ships scheduled for delivery over the next several years and the normal retirement of older containers. We are not currently able to predict whether this decrease in demand represents a trend that will continue in the third quarter or thereafter.

           We have usually funded a significant portion of the purchase price for new containers and chassis through secured borrowings from financial institutions under various credit facilities. However, from time to time we have funded new equipment acquisitions through the use of working capital and may finance this equipment at a later date. We have successfully added $223.0 million of net financing commitments for secured financing from January 1, 2005 to June 30, 2005. As of June 30, 2005 (excluding $71.5 million available under CAI's revolving credit facility), a total of $423.6 million of these financing commitments was available to us for future use. We are currently in negotiations with other potential lenders with regard to additional financings to support business growth.

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

           New Financings: During the first half of 2005, we received an additional $223.0 million in net financing commitments. Commitments were received totaling $248.0 million under a financing facility established on November 1, 2004 from six financial institutions, while we cancelled a financing commitment for $25.0 million that existed as of December 31, 2004. This commitment was cancelled to allow the financial institution involved to provide a larger commitment to a $150.0 million facility already established during December 2004. As of June 30, 2005, commitments totaling $423.6 million were available for future use, excluding $71.5 million available under CAI's revolving credit facility.

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

           As mentioned above, on April 28, 2005, CAI repaid $15.2 million of its $33.7 million subordinated note. This repayment returned this note to the original payment schedule that had been modified during 2002. The remaining balance of $18.5 million is scheduled to be repaid in eleven equal quarterly installments of approximately $1.7 million beginning on October 30, 2005 and ending on April 30, 2008. In addition, the financial covenants associated with this subordinated note were also amended.

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

           Covenants: Under our secured equipment financing facility established during November 2004 (and most of our other debt instruments), we were required to maintain covenants (as defined in each agreement) for tangible net worth (the most stringent of which required us to maintain tangible net worth of at least $300.0 million), a fixed charge coverage ratio of at least 1.5 to 1 and a funded debt to tangible net worth ratio (as defined in the agreement) of not more than 4.0 to 1. A servicing agreement to which we are a party requires that we maintain a tangible net worth (including our 9.875% preferred capital securities due 2027) of at least $375.0 million plus 50% of any positive net income reported from October 1, 2004 forward. Additionally, under a credit agreement, we are required to maintain a security deposit in the aggregate amount of at least 80% of the outstanding loan balances, including interest. This amounted to $4.1 million and $4.8 million at June 30, 2005 and December 31, 2004, respectively and is included in other assets on the Condensed Consolidated Balance Sheet. At June 30, 2005, under a restriction in our 6.0% Note Indenture, approximately $24.1 million of retained earnings were available for dividends.

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

PART II - OTHER INFORMATION

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
Quarterly Report on Form 10-Q/A for the Quarter Ended June 30, 2005

31.1	Certification of Martin Tuchman.

31.2	Certification of James F. Walsh.

32.1	Certification of Martin Tuchman.

32.2	Certification of James F. Walsh.