Form 10-Q
period 2005-09-30
INTERPOOL INC
filed 2005-11-10
CIK 898777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2005

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

Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes |x|    No   |  |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes |x|    No   |  |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes |  |    No   |x|

As of October 20, 2005, there were 28,494,973 shares of common stock, $.001 par value outstanding.

INTERPOOL, INC. AND SUBSIDIARIES

INDEX

Page No.

Part I - Financial Information--Interpool, Inc. and Subsidiaries	1

Item 1: Financial Statements	1

Unaudited Condensed Consolidated Balance Sheets at September 30, 2005 and December 31, 2004	2

Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2005 and 2004	3

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004	4

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity at December 31, 2004 and the Nine Months Ended September 30, 2005	5

Notes to Condensed Consolidated Financial Statements	6

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3: Quantitative and Qualitative Disclosures About Market Risk	52

Item 4: Controls and Procedures	54

Part II - Other Information	59

Item 5: Legal Proceedings	59

Item 6. Exhibits and Reports on Form 8-K	59

Signatures	62

Exhibits	63

Certifications	64

PART I - FINANCIAL INFORMATION
INTERPOOL, INC. AND SUBSIDIARIES

Item 1:	FINANCIAL STATEMENTS

          The Condensed Consolidated Financial Statements as of September 30, 2005 (unaudited) and December 31, 2004 and for the three and nine months ended September 30, 2005 (unaudited) and 2004 (unaudited) (the "Condensed Consolidated Financial Statements") of Interpool, Inc. and Subsidiaries (the "Company" or the "Registrant") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. The Company has made certain reclassifications to prior balances to conform to the current year presentation. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's December 31, 2004 Annual Report on Form 10-K, as amended by Amendment No. 1 to Form 10-K and Amendment No. 2 to Form 10-K (collectively the "2004 Form 10-K"). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)
(unaudited)

                                                                                          September 30,  December 31,
                                                                                               2005          2004
                                                                                          -------------  ------------
ASSETS

CASH AND CASH EQUIVALENTS (including restricted cash of $23,388 and $24,927 at
     September 30, 2005 and December 31, 2004, respectively)                                 $145,575       $309,458
MARKETABLE SECURITIES, available for sale at fair value                                            24             27
ACCOUNTS RECEIVABLE, less allowance of $14,164 and $14,091, respectively                       80,985         72,598
NET INVESTMENT IN DIRECT FINANCING LEASES                                                     373,072        363,445
OTHER RECEIVABLES, net                                                                          3,861          3,602
LEASING EQUIPMENT, net of accumulated depreciation and amortization of $554,698
     and $538,575, respectively                                                             1,782,264      1,579,196
OTHER ASSETS                                                                                   70,749         75,760
                                                                                               ------         ------
TOTAL ASSETS                                                                               $2,456,530     $2,404,086
                                                                                           ==========     ==========

LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                        $154,546       $127,057
WARRANT LIABILITY                                                                              41,544         71,722
INCOME TAXES                                                                                   58,553         48,282
DEFERRED INCOME                                                                                 3,922          2,018
DEBT AND CAPITAL LEASE OBLIGATIONS
     Due within one year                                                                      192,171        240,553
     Due after one year                                                                     1,484,172      1,477,645
                                                                                            ---------      ---------
         TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS                                           1,676,343      1,718,198

TOTAL LIABILITIES                                                                           1,934,908      1,967,277
                                                                                            ---------      ---------
MINORITY INTEREST IN EQUITY OF SUBSIDIARIES                                                    42,907         39,786
                                                                                               ------         ------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued                ---            ---
     Common stock, par value $.001 per share; 100,000,000 shares authorized,
       28,786,564 issued at September 30, 2005 and 28,278,759 issued at December 31, 2004          28             28
     Additional paid-in capital                                                               150,540        145,112
     Unamortized deferred compensation-stock grants                                              (463)          (554)
     Treasury  stock, at cost, 931,591 shares at September 30, 2005 and 646,711
        shares at December 31, 2004                                                           (16,632)       (11,508)
     Retained earnings                                                                        344,300        269,694
     Accumulated other comprehensive income (loss), net                                           942         (5,749)
                                                                                                  ---         ------
TOTAL STOCKHOLDERS' EQUITY                                                                    478,715        397,023
                                                                                              -------        -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $2,456,530     $2,404,086
                                                                                           ==========     ==========

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share and per share amounts)
(unaudited)

                                                                        Three Months Ended             Nine Months Ended
                                                                           September 30,                 September 30,
                                                                      -------------------------     -----------------------
                                                                          2005        2004             2005         2004
                                                                      ------------ ------------     ------------ ----------
REVENUES
Equipment leasing revenue, including income recognized on direct financing leases of $10,178, $9,935, $29,581 and $31,298,
   respectively                                                         $101,006        $98,353      $292,095        $289,002
Other revenue                                                              6,445          4,201        17,831          12,305
                                                                           -----          -----        ------          ------
TOTAL REVENUES                                                           107,451        102,554       309,926         301,307
                                                                         -------        -------       -------         -------

COSTS AND EXPENSES:
  Lease operating and administrative expenses                             39,044         35,942       112,980         103,006
  Provision for doubtful accounts                                            591            183         1,562           1,287
  Fair value adjustment for derivative instruments                        (3,705)           747        (1,578)         (1,142)
  Fair value adjustment for warrants                                     (15,971)           ---       (30,178)            ---
  Depreciation and amortization of leasing equipment                      23,067         22,423        66,992          67,974
  Impairment of leasing equipment                                            811            747         2,880           4,160
  (Income) loss for investment accounted for under the equity
  method                                                                     161           (186)         (187)           (570)
  Gain on settled insurance litigation                                       ---            ---           ---          (6,267)
  Gain on sale of equity investment                                      (13,001)           ---       (13,001)            ---
  Other income, net                                                       (2,703)        (5,303)       (7,987)         (9,964)
  Interest expense                                                        30,819         26,983        90,305          81,654
  Interest income                                                         (2,581)          (676)       (8,206)         (1,865)
                                                                          ------           ----        ------          ------
  TOTAL COSTS AND EXPENSES                                                56,532         80,860       213,582         238,273
                                                                          ------         ------       -------         -------

INCOME BEFORE MINORITY INTEREST EXPENSE AND PROVISION
  FOR INCOME TAXES                                                        50,919         21,694        96,344          63,034
Minority interest expense, net                                            (2,402)        (2,678)       (5,813)         (5,481)
                                                                          ------         ------        ------          ------
INCOME BEFORE PROVISION FOR INCOME TAXES                                  48,517         19,016        90,531          57,553
Provision for income taxes                                                 5,268          3,980         9,984          11,105
                                                                           -----          -----         -----          ------
NET INCOME                                                               $43,249        $15,036       $80,547         $46,448
                                                                         =======        =======       =======         =======

NET INCOME PER SHARE:
     Basic                                                                 $1.56          $0.55         $2.91           $1.70
                                                                           =====          =====         =====           =====
     Diluted                                                               $1.39          $0.50         $2.55           $1.57
                                                                           =====          =====         =====           =====
WEIGHTED AVERAGE SHARES OUTSTANDING
(in thousands):
     Basic                                                                27,666         27,379        27,648          27,378
                                                                          ======         ======        ======          ======
     Diluted                                                              31,521         30,828        32,213          30,567
                                                                          ======         ======        ======          ======

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                            -----------------------
                                                                               2005          2004
                                                                            ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $80,547      $46,448
Adjustments to reconcile net income to net cash provided by operating activities --
   Depreciation and amortization                                              70,251       71,408
   Impairment of leasing equipment                                             2,880        4,160
   Amortization of debt discount                                               1,771         ---
   Loss on retirement of debt                                                    812         ---
   Gain on sale of leasing equipment                                          (7,602)      (9,508)
   Provision for doubtful accounts                                             1,562        1,287
   Restricted stock grant expense                                                 91           64
   Gain on sale of equity investment                                         (13,001)        ---
   Gain on settled insurance litigation                                         ---        (6,267)
   Fair value adjustment for derivative instruments                           (1,578)      (1,142)
   Fair value adjustment for warrants                                        (30,178)        ---
   Income for investments accounted for under the equity method                 (187)        (570)
   Increase in accounts receivable                                            (7,703)      (2,279)
   (Increase)/decrease in other receivables                                     (259)      26,244
   (Increase)/decrease in other assets                                        (1,247)         302
   Increase/(decrease) in accounts payable and accrued expenses                   79      (17,203)
   Increase in income taxes payable                                            6,818       10,377
   Other, net                                                                  2,780        2,498
                                                                               -----        -----
         Net cash provided by operating activities                           105,836      125,819
                                                                             -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment                                            (345,352)    (139,447)
Proceeds from dispositions of leasing equipment                               90,252      101,433
Investment in direct financing leases                                        (47,766)     (37,392)
Cash collections on direct financing leases (net of earned income)            68,110       68,768
Proceeds from sale of equity investment                                       15,002         ---
                                                                              ------         ---
         Net cash used for investing activities                             (219,754)      (6,638)
                                                                            --------       ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                38,299      266,025
Payment of long-term debt and capital lease obligations                     (165,737)    (214,840)
Borrowings of revolving credit lines                                         122,472       21,500
Repayment of revolving credit lines                                          (39,472)     (65,384)
Dividends paid                                                                (5,527)      (3,742)
                                                                              ------       ------
Net cash (used for) provided by financing activities                         (49,965)       3,559
                                                                             -------        -----
Net (decrease) increase in cash and cash equivalents                        (163,883)     122,740

CASH AND CASH EQUIVALENTS, beginning of period                               309,458      141,019
                                                                             -------      -------
CASH AND CASH EQUIVALENTS, end of period                                    $145,575     $263,759
                                                                            ========     ========

Cash paid for interest                                                       $97,231      $86,313
                                                                             =======      =======
Cash paid for taxes                                                           $2,556       $1,000
                                                                              ======       ======

Supplemental schedule of non-cash activities:

Transfers from leasing equipment to direct financing leases                  $31,183       $9,004
                                                                             =======       ======
Transfer from direct financing leases to leasing equipment                       $29       $6,970
                                                                                 ===       ======
Exercise of stock options                                                       $304         ---
                                                                                ====         ===

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AT DECEMBER 31, 2004 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(dollars and shares in thousands)
(unaudited)

                                                                                                  Acum.
                                 Common Stock                                                     Other                 Total
                              ------------------- Additional  Unamortized                         Comp.                 Share-
                              Outstanding   Par   Paid-in     Deferred      Treasury   Retained   Income  Comprehensive holders'
                              Shares        Value Capital     Compensation  Stock      Earnings   (Loss)  Income        Equity
                              -----------   ----- ----------  ------------- ---------  --------   ------  ------------- --------

BALANCE, December 31, 2004    27,632         $28   $145,112       $(554)    $(11,508)  $269,694  $(5,749)               $397,023

Net income                       ---         ---       ---          ---        ---       80,547     ---     80,547        80,547

Other comprehensive income       ---         ---       ---          ---        ---         ---    6,691      6,691         6,691
                                                                                                  -----      -----         =====

Comprehensive income                                                                                       $87,238
                                                                                                           =======
Amortization of restricted
stock award                        8         ---       ---           91        ---         ---      ---                       91

Options exercised                215         ---     5,428          ---     (5,124)         ---     ---                      304

Cash dividends declared:

  Common stock, $0.2125 per
  share                          ---         ---       ---          ---        ---       (5,941)    ---                   (5,941)
                                 ---         ---       ---          ---        ---       ------     ---                   ------

BALANCE, September 30, 2005   27,855         $28   $150,540       $(463)    $(16,632)  $344,300    $942                 $478,715
                              ======         ===   ========       =====     ========   ========    ====                 ========

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

Note 1 - Nature of Operations and Accounting Policies

A.     Basis of Presentation

          The Condensed Consolidated Financial Statements of Interpool, Inc. and Subsidiaries (the "Company") as of September 30, 2005 (unaudited) and December 31, 2004 and for the three and nine months ended September 30, 2005 (unaudited) and 2004 (unaudited) (the "Condensed Consolidated Financial Statements") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company has made certain reclassifications to prior balances to conform to the current year presentation. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's December 31, 2004 Annual Report on Form 10-K, as amended by Amendment No. 1 to Form 10-K and Amendment No. 2 to Form 10-K (collectively the "2004 Form 10-K"). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

          The Company's container leasing operations are primarily conducted through its wholly-owned subsidiary, Interpool Limited, a Barbados corporation, as well as Container Applications International, Inc. ("CAI"), its 50% owned consolidated subsidiary. Profits of Interpool Limited from international container leasing operations are exempt from federal taxation in the United States. These profits are subject to Barbados tax at rates that are substantially lower than the applicable rates in the United States.

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

          In connection with certain investments in which the Company does not own a majority interest or otherwise control, but has the ability to exercise significant influence over the investee, these investments are accounted for using the equity method of accounting. In September 2005, a non-transportation company in which the Company had held a minority equity position since 1997 was sold. As of September 30, 2005, the Company no longer holds any investments which are accounted for using the equity method of accounting. The Company's investment in its equity method investees for the periods prior to September 30, 2005 was included in other assets on the accompanying Condensed Consolidated Balance Sheets.

D.     Net Income Per Share

           Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period (which is net of treasury shares). Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options and warrants and the un-vested portion of restricted stock grants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price for the period. Stock options and warrants that do not have a dilutive effect (because the exercise price is above the market price) are not included in the diluted income per share. For the three months ended September 30, 2005, options to purchase 13,480 shares were not dilutive and were not included in diluted earnings per share while all warrants to acquire common shares were dilutive. For the nine months ended September 30, 2005, options to purchase 2,647 shares were not dilutive and were not included in diluted earnings per share while all warrants to acquire common shares were considered in the calculation of dilutive shares. For the three and nine months ended September 30, 2004, all stock options to acquire common shares were dilutive. For the three months ended September 30, 2004, all warrants to acquire common shares are dilutive. However, for the nine months ended September 30, 2004, warrants to purchase 43,658 shares were not dilutive and were not included in diluted earnings per share. Unvested restricted stock grants were dilutive for the three and nine months ended September 30, 2005 and 2004. The convertible redeemable subordinated debentures were dilutive for both the three and nine months ended September 30, 2005 and 2004.

          A reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

                                                         Three Months              Nine Months
                                                             Ended                    Ended
                                                         September 30,            September 30,
                                                    ---------------------     -------------------
                                                       2005        2004         2005       2004
                                                    ----------  ----------    ---------- --------
Numerator
      Net Income - Basic EPS                         $43,249       $15,036    $80,547    $46,448
      Interest expense on convertible debentures,
      net of tax of $344, $344, $1,032 and $1,032,
      respectively                                       516           516      1,548      1,548
                                                         ---           ---      -----      -----
      Net Income - Diluted EPS                       $43,765       $15,552    $82,095    $47,996
                                                     =======       =======    =======    =======

Denominator
      Weighted average common shares
      outstanding-Basic                               27,666        27,379     27,648     27,378
      Dilutive stock options and warrants              2,357         1,954      3,068      1,697
      Dilutive convertible debentures                  1,487         1,487      1,487      1,487
      Dilutive restricted stock grants                    11             8         10          5
                                                          --             -         --          -
      Weighted average common shares
      outstanding-Diluted                             31,521        30,828     32,213     30,567
                                                      ======        ======     ======     ======

Earnings per common share
      Basic                                            $1.56         $0.55      $2.91      $1.70
                                                       =====         =====      =====      =====
      Diluted                                          $1.39         $0.50      $2.55      $1.57
                                                       =====         =====      =====      =====

E.     Comprehensive Income

           Comprehensive income consists of net income or loss for the current period and gains or losses that have been previously excluded from the income statement and were only reported as a component of equity.

          The effect of comprehensive income (net of tax) is as follows:

                                                                Before Tax               Net of Tax
Nine Months Ended September 30, 2005                              Amount     Tax Effect    Amount
                                                                ----------   ----------  ----------
Unrealized holding gains/(losses) arising during the period:
Marketable securities                                                $(3)         $1           $(2)
Cumulative foreign currency translation adjustment                  (193)         70          (123)
Swap agreements                                                   10,269      (3,453)        6,816
                                                                  ------      ------         -----
                                                                 $10,073     $(3,382)       $6,691
                                                                 -------     -------        ------

                                                                Before Tax               Net of Tax
Nine Months Ended September 30, 2004                              Amount     Tax Effect    Amount
                                                                ----------   ----------  ----------
Unrealized holding gains/(losses) arising during the period:
Cumulative foreign currency translation adjustment                  $(33)        $12          $(21)
Swap agreements                                                    8,063      (2,322)        5,741
                                                                   -----      ------         -----
                                                                  $8,030     $(2,310)       $5,720
                                                                  ======     =======        ======

          The components of accumulated other comprehensive income/(loss), net of taxes, are as follows:

                                                            September 30, 2005     December 31, 2004
                                                            ------------------     -----------------
Marketable securities                                               $---                    $2
Cumulative foreign currency translation adjustment                   (64)                   59
Swap agreements                                                    1,006                (5,810)
                                                                   -----                ------
                                                                    $942               $(5,749)
                                                                    ====               =======

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

                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                     September 30,
                                                       -----------------------------     ---------------------------
                                                          2005             2004              2005            2004
                                                       -------------  --------------     -------------  ------------

Net income, as reported                                $43,249             $15,036        $80,547         $46,448
Add/(Deduct):  Stock based employee compensation
expense/(income) included in net income, net of
related tax effects                                       (523)                367           (622)            394
(Deduct)/Add: Total stock-based employee
compensation (expense)/income determined under
fair value based method for all awards, net of
related tax effects                                        432                (375)           404            (418)
                                                           ---                ----            ---            ----
Pro forma net income                                   $43,158             $15,028        $80,329         $46,424
                                                       =======             =======        =======         =======
Earnings per share:
Basic-as reported                                        $1.56               $0.55          $2.91           $1.70
                                                         =====               =====          =====           =====
Basic-pro forma                                          $1.56               $0.55          $2.91           $1.70
                                                         =====               =====          =====           =====
Diluted-as reported                                      $1.39               $0.50          $2.55           $1.57
                                                         =====               =====          =====           =====
Diluted-pro forma                                        $1.39               $0.50          $2.54           $1.57
                                                         =====               =====          =====           =====

          The weighted average fair value of options granted during 2005 and 2004 was $9.35 and $9.76 per option, respectively. The fair value was estimated using the Black-Scholes Option pricing model based on the following assumptions:

                    Market Price at   Risk-Free
Option Issuance     Grant Date        Interest Rate   Expected Life   Volatility  Dividend Yield
---------------     ---------------   -------------   -------------   ----------  --------------
May, 2005             $20.38            3.850%            7             45%          1.44%
June, 2005            $21.05            3.875%            7             45%          1.44%
December, 2004        $22.05            3.570%            7             45%          1.44%

          In September 2005, Mr. Raoul Witteveen, former President of the Company, advised the Company that he intended to exercise 500,000 stock options under the terms of the 1993 Stock Option Plan. These options had an exercise price of $10.25 per share and the market value at the date he exercised his options was $17.99 per share. In accordance with the terms of the 1993 Stock Option Plan, Mr. Witteveen paid the aggregate exercise price for these options by tendering to the Company a total of 284,880 shares of the Company's common stock he then owned, which under the 1993 Stock Option Plan were valued at their total fair market value based on the market price of the common stock at the date of exercise. In addition, Mr. Witteveen reimbursed the Company in cash for the tax withholding related to the exercise.

          The 284,880 shares delivered to the Company have been recorded as treasury shares, at their market value at the date of exercise on the accompanying Condensed Consolidated Balance Sheets. The exercise resulted in the issuance of 500,000 shares at a par value of $.001 and increased additional paid-in-capital by approximately $5,124. In addition, since these options were granted to Mr. Witteveen as compensation for services rendered, the Company is entitled to claim a tax deduction for non-employee compensation on its 2005 federal tax return. A tax benefit for the difference between the market price of the stock as of the modification date and the exercise price was recorded in October 2003 at the time the Company recognized compensation expense relating to a modification of the options . The increase in the stock price from the modification date ($16.47 per share) to the exercise date ($17.99 per share) resulted in an additional tax benefit (amounting to $304) which has been recorded as additional paid-in-capital at the time these options were exercised in 2005.

           Additionally, in October 2005, Mr. Witteveen exercised the remaining 640,000 stock options held by him under the 1993 Stock Option Plan. See Note 9, Subsequent Events, to the Condensed Consolidated Financial Statements.

           Under the Company's Deferred Bonus Plan, compensation expense for the three and nine months ended September 30, 2005 was $21 and $91, respectively. During the first quarter of 2004, the Company's Chief Executive Officer elected to voluntarily relinquish his entire 2002 bonus. This resulted in the reversal of previously recorded compensation expense of $101. Excluding the reversal of previously recorded compensation expense related to this forfeiture, compensation expense for the three and nine months ended September 30, 2004 was $21 and $64, respectively. The unamortized deferred compensation remaining in stockholders equity was $463 at September 30, 2005. Although the Board of Directors terminated the Deferred Bonus Plan in September 2004, all stock previously granted under this plan will continue to be subject to the terms of this plan.

          In connection with employment agreements with certain executive officers, the Company granted common stock appreciation rights ("SARS") that provide for the grantees to receive cash payments measured by any appreciation in the market price of the common stock over a specified base price. The Company granted such stock appreciation rights with respect to a total of 275,000 share units at a base price of $14.05. Under the terms of the employment agreements, as amended, a total of 266,666 of these stock appreciation rights will vest in 2005 (205,000 during the first quarter of 2005 and 61,666 during the fourth quarter of 2005) with the remaining 8,334 rights vesting on December 31, 2006. Upon vesting, these stock appreciation rights may be exercisable at any time prior to the expiration of the earlier of 10 days following the termination of the employee or June 30, 2014. Financial Accounting Standard Board ("FASB") Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, requires interim calculations of the amount of compensation expense inherent in the SARS (variable plan accounting). This amount is equal to the change in the quoted market price (in excess of the base price of $14.05) since the date of grant or award multiplied by the total number of rights outstanding. Compensation expense is recognized ratably over the vesting periods during which the related employee service is rendered. At September 30, 2005, the quoted market price of the Company's common stock was $18.25 per share. Compensation expense for the three and nine months ended September 30, 2005 was reduced by $745 and $997, respectively. This decrease was the result of the decline in the market value of the Company's common stock from $24.00 per share at December 31, 2004 to $18.25 per share at September 30, 2005, partially offset by additional vesting. This credit is included in lease operating and administrative expense on the Condensed Consolidated Statements of Income.

G.     Credit Risk

          At September 30, 2005, approximately 45% (47% at December 31, 2004) of accounts receivable and 73% (70% at December 31, 2004) of the net investment in direct financing leases were from customers outside of the United States.

           During the nine months ended September 30, 2005, the Company's top 25 customers represented approximately 76% of its consolidated billings, with no single customer accounting for more than 8.3%. For the same period in the prior year, the Company's top 25 customers represented approximately 75% of its consolidated billings with no single customer accounting for more than 7.7%.

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

          In December 2004, the FASB published SFAS No. 123(R), Share-Based Payment, ("SFAS 123 (R)") which was to be effective for interim periods beginning after June 15, 2005. In April 2005, the effective date was amended. SFAS 123(R) will now be effective for annual periods beginning after June 15, 2005. As a result of this change, the Company will be required to adopt SFAS 123(R) on January 1, 2006. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which allows for the retention of principles within Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees ("APB 25"). The Company currently accounts for its stock option plans in accordance with SFAS No. 148, Accounting for Stock-Based Compensation ("SFAS 148"). As permitted, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method described in APB 25 and related interpretations. APB 25 generally requires compensation costs, if any, to be recognized for the difference between the exercise price and the market price of the underlying stock on the date of the grant. Alternatively, SFAS 123 employs fair value-based measurement and generally results in the recognition of compensation expense for all stock-based awards. The adoption of SFAS 123(R) will require the recognition of compensation expense for all share-based compensation. Based on the number of options currently outstanding, the adoption of SFAS 123(R) is not expected to have a significant impact on the Company's financial condition or results of operations. However, all future grants of share-based compensation will result in the recognition of compensation expense.

          In October 2004, The American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act creates a temporary incentive for the Company to repatriate, before December 31, 2005, accumulated income earned abroad at an effective U.S. federal tax rate of 5.25%. On December 21, 2004 the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("SFAS 109-2"). SFAS 109-2 allows companies additional time beyond the financial reporting period of enactment to evaluate the effect of the Act on their plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes. The Company is currently evaluating the effects of the Act's repatriation provision and expects to complete and execute its plan, if any, by December 31, 2005. Should the Company decide to repatriate all or any portion of these unremitted foreign earnings, which at December 31, 2004 did not exceed $500,000 (the limitation under the Act), a one-time charge, based on the 5.25% statutory U.S. federal tax rate in the Act, would be recorded to the Condensed Consolidated Statement of Income at the time the Company completes its evaluation of the amounts to be repatriated. Aside from the possibility that the Company may decide to repatriate all or a portion of its unremitted foreign earnings prior to December 31, 2005, the Company does not intend to make any other change to its policy of indefinitely reinvesting accumulated earnings of Interpool Limited and expects to continue this policy in 2006.

Note 2 - Debt and Capital Lease Obligations

          The following table summarizes the Company's debt and capital lease obligations as of September 30, 2005 and December 31, 2004:

Total Debt and Capital Lease Obligations                                   September 30, 2005      December 31, 2004
----------------------------------------                                   ------------------      -----------------
Capital lease obligations payable in varying amounts through 2015             $350,238                $329,623
Chassis Securitization Facility, interest at 5.95% and 5.99% at
  September 30, 2005 and December 31, 2004, respectively:
       Warehouse facility                                                       13,299                  22,490
       Debt obligation                                                          31,509                  53,875
       Capital lease obligation                                                390,818                 397,834
Secured equipment financing facility, interest at 5.55% and 4.45% at
  September 30, 2005 and December 31, 2004, respectively, revolving
  period ending October 31, 2006, term out period ending April 30, 2012        217,442                 243,000
Revolving credit facility CAI, interest at 5.42% and 4.56% at
  September 30, 2005 and December 31, 2004, respectively                       103,000                  65,000
Revolving credit facility, interest at 6.17% at September 30, 2005,
  revolving period ending September 2010                                        15,000                   ---
Revolving credit facility, interest at 5.52% at September 30, 2005, revolving period ending December 29, 2005,
  term out period ending December 2009                                          30,000                   ---
6.00% Notes due 2014 (unsecured) net of unamortized discount of
  $31,957 and $33,729 at September 30, 2005 and December 31, 2004,
  respectively                                                                 198,043                 196,271
7.35% Notes due 2007 (unsecured)                                                94,160                 115,395
7.20% Notes due 2007 (unsecured)                                                37,875                  45,335
9.25% Convertible redeemable subordinated debentures, mandatory
  redemption 2022 (unsecured)                                                   37,182                  37,182
9.875% Preferred capital securities due 2027 (unsecured)                        75,000                  75,000
Notes and loans repayable with various rates ranging from 4.83% to
  7.90% and maturities from 2006 to 2010                                        82,777                 137,193
                                                                                ------                 -------
Total Debt and Capital Lease Obligations                                     1,676,343               1,718,198
                                                                             ---------               ---------
Less Current Maturities                                                        192,171                 240,553
Total Non-Current Debt and Capital Lease Obligations                        $1,484,172              $1,477,645
                                                                            ==========              ==========

           New Financings: During the nine months ended September 30, 2005, the Company received an additional $345,500 in net financing commitments. Commitments were received totaling $370,500 which included a five year revolving credit facility of $122,500 and an additional $248,000 under a financing facility originally established on November 1, 2004 from a group of financial institutions, while the Company cancelled a financing commitment for $25,000 that existed as of December 31, 2004. This commitment was cancelled to allow the financial institution involved to provide a larger commitment to a $150,000 facility already established during December 2004. On July 1, 2005, the Company utilized $30,000 of this $150,000 commitment to finance equipment purchases. As of September 30, 2005, total commitments of $510,058 were available for future use under the Company's existing lines of credit, excluding $66,000 available under CAI's revolving credit facility.

          The additional commitment of $248,000 brings the total committed under the November 2004 facility to $500,000. This financing is secured by shipping containers and related leases owned by a special purpose consolidated subsidiary of the Company and leased to various third parties. The financing allows for advances from time to time up to the amount of available collateral under the facility, subject to a maximum principal amount that may be outstanding under the facility of $500,000. The interest rate under this facility is LIBOR plus 175 basis points, with a reduction to LIBOR plus 150 basis points possible as the Company's credit rating improves. This agreement, as amended, requires that the Company enter into interest rate swap contracts in order to effectively convert at least seventy percent of the debt associated with operating lease equipment and ninety percent of the debt associated with direct financing leases from floating rate debt to fixed rate debt. On March 31, 2005, the Company entered into three interest rate swap contracts with original notional amounts totaling $204,858. These interest rate swap contracts (which are accounted for as free standing derivatives) satisfied this requirement for the amounts funded to date, and converted a significant portion of the debt outstanding from floating rate debt to fixed rate debt. The facility has a two-year term, after which the outstanding balance will be paid out in full over 66 months if it is not refinanced. At September 30, 2005, $217,442 of debt was outstanding under this facility and $282,558 was available for future use.

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

           During September 2005, the Company completed a secured revolving credit facility of $122,500 for the financing of chassis equipment. The term of this facility is five years. The interest rate is set at LIBOR plus 1.375% until January 1, 2006, after which the rate is determined by a pricing grid related to a defined funded debt to tangible net worth ratio with interest rates ranging from LIBOR plus 1.00% to LIBOR plus 1.625%. The Company has utilized $15,000 of this facility at September 30, 2005.

          The Company also entered into a capital lease obligation transaction with a U.S. bank for $29,817 during September 2005, which continues until September 2015. Interpool has a bargain fixed purchase option at that time that it expects to exercise.

          On April 28, 2005, CAI replaced its $110,000 secured revolving credit facility, which had an outstanding principal balance of $58,500 as of March 31, 2005 (not including letters of credit in the aggregate amount of $6,000 as of March 31, 2005), that was scheduled to expire on June 27, 2005 with a new secured revolving credit facility. The new credit facility has a total commitment amount of up to $175,000 and was provided by a group of banks. The interest rate under the revolving line of credit varies depending upon whether the loans are characterized as base rate loans or Eurodollar rate loans. In addition, there is a commitment fee on the unused amount of the total commitment which fee is payable quarterly in arrears. The new credit facility provides that swing line loans (up to $10,000 in the aggregate) and standby letters of credit (up to $15,000 in the aggregate) will be available to CAI, which sublimits are part of, and not in addition to, the total commitment of $175,000 under the new credit facility. The term of this revolving credit facility is three years. In connection with its first loan request under the new credit facility, CAI repaid the outstanding principal balance of $58,000 on the existing revolving credit facility (plus interest and additional fees) and repaid $15,143 of the amounts owed to the Company under the outstanding subordinated note issued by CAI to the Company. At September 30, 2005, $103,000 was outstanding under this facility. This senior credit facility contains various financial and other covenants. At September 30, 2005, CAI was in compliance with these covenants.

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

           Debt Modifications: The Company elected not to renew the warehouse facility associated with its chassis securitization financing. As a result of this decision, the warehouse facility was not extended beyond the scheduled expiration date of March 31, 2005. Accordingly, based on the terms of the securitization financing, all cash flow from the securitization that would normally be received by the Company after the requirements of the securitization financing are satisfied will be used to pay down the warehouse facility until it is paid in full. In addition, based on the terms of the securitization financing, the interest rate on the warehouse facility was increased by 100 basis points. At September 30, 2005, $13,299 was outstanding under this facility.

           During the three months ended June 30, 2005, the Company, the holders of a majority in principal amount of the Company's 6% Notes due 2014 (the "Notes"), the holders of a majority of the Company's common stock purchase warrants (the "Warrants"), and the warrant agent for the holders of the Warrants, entered into amendments to certain agreements relating to the outstanding Notes and Warrants. These amendments extended the dates by which the Company was required to take certain actions with respect to the Notes and Warrants. Specifically, the amendments (i) extended from April 30, 2005 to June 30, 2005 the date by which the Company was required to seek stockholder approval for the purpose of ratifying the issuance of the Series B Warrants, (ii) extended from May 1, 2005 to August 1, 2005 the date by which the Company was required to file a registration statement with the Securities and Exchange Commission (the "SEC") with respect to the Warrants, (iii) extended from May 1, 2005 to August 1, 2005 the date by which the Company was required to file a registration statement with the SEC with respect to the Notes, and (iv) extended from October 1, 2005 to November l, 2005 the date on which liquidated damages will become payable with respect to the Notes and/or the Warrants if they have not been registered with the SEC. The registration statements for both the Notes and the Warrants were submitted to the SEC on August 1, 2005 but as of the date of this filing these registration statements had not become effective. During October 2005, the Company, the holders of a majority in principal amount of the Notes and the holders of a majority of the Warrants entered into additional amendments which had the effect of extending from November 1, 2005 to February 1, 2006 the date on which liquidated damages will become payable with respect to the Notes and/or the Warrants if they have not been registered with the SEC. As a result of these amendments, the Company is obligated to use commercially reasonable efforts to have these registration statements declared effective by the SEC by January 6, 2006. If either of these registration statements is not effective by February 1, 2006, the Company would be required to pay liquidated damages to the holders of these securities based upon a value of $150,000 for the Notes and $150,000 for the Warrants. For the first 90 days, the amount of liquidated damages to be paid related to the Warrants and the Notes will be calculated using a rate of 0.25% per annum for each day the registration statements are not effective after February 1, 2006. This percentage will be increased by 0.25% for each 90 day period, until these conditions are met, up to a maximum of 1.00% per annum.

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

           During October 2005, the Investor Rights Agreement was amended to permanently eliminate the liquidated damages penalty for the Warrants described above once the registration statement for the Warrants is declared effective by the SEC.

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

          In July and August 1997, the Company issued $225,000 of ten year notes, comprised of $150,000 of 7.35% Notes due 2007 and $75,000 of 7.20% Notes due 2007. The net proceeds from these offerings were used to repay secured indebtedness, to purchase equipment and for other investments. During the third quarter of 2005, the Company retired $21,235 of the 7.35% Notes and $7,460 of the 7.20% Notes and recognized a pre-tax loss on this retirement of $812 which has been reflected within other income, net on the accompanying Condensed Consolidated Statements of Income. As of September 30, 2005, $94,160 and $37,875 principal amount of the 7.35% and 7.20% Notes, respectively, remains outstanding.

           Covenants: Under the Company's secured equipment financing facility established during November 2004 (and most of its other debt instruments), the Company was required to maintain covenants (as defined in each agreement) for tangible net worth (the most stringent of which required the Company to maintain tangible net worth of at least $300,000), a fixed charge coverage ratio of at least 1.5 to 1 and a funded debt to tangible net worth ratio (as defined in the agreement) of not more than 4.0 to 1. A servicing agreement to which the Company is a party requires that it maintains a tangible net worth (including the Company's 9.875% preferred capital securities due 2027) of at least $375,000 plus 50% of any positive net income reported from October 1, 2004 forward. Additionally, under a credit agreement, the Company is required to maintain a security deposit in the aggregate amount of at least 80% of the outstanding loan balances, including interest. This amounted to $3,830 and $4,834 at September 30, 2005 and December 31, 2004, respectively and is included in other assets on the Condensed Consolidated Balance Sheet. At September 30, 2005, under a restriction in the Company's 6.0% Note Indenture, approximately $35,644 of retained earnings were available for dividends.

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

          The accounting policies of the segments are the same as those described in Note 1. The Company evaluates performance based on profit or loss before income taxes. The Company's reportable segments are strategic business units that offer different products and services. All significant transactions between segments have been eliminated. Historically, funds have been borrowed by Interpool, Inc., Trac Lease, Inc. ("Trac Lease"), and Interpool Limited (or their subsidiaries). Interpool, Inc. has borrowed all of the Company's public debt. Trac Lease and Interpool, Inc. comprise the Company's domestic intermodal equipment segment, and Interpool Limited and CAI comprise the container leasing segment. For purposes of segment reporting the outstanding debt and related interest expense are recorded by the borrowing entity. Advance rates for secured loans have been approximately the same for both chassis and containers, and have generally been in the 75-85% range. To the extent that the Company leases chassis equipment in from other parties, the effective advance rate is generally 100%.

Segment Information:

                                                                       Domestic
                                                      Container       Intermodal
       Nine Months Ended September 30, 2005            Leasing        Equipment          Totals
       ------------------------------------          ------------     ------------     ----------

Equipment leasing revenue                               $132,824        $159,271        $292,095

Other revenue                                              8,660           9,171          17,831

Lease operating and administrative expenses               31,318          81,662         112,980

Provision for doubtful accounts                              599             963           1,562

Fair value adjustment for derivative instruments            (775)           (803)         (1,578)

Fair value adjustment for warrants                           ---         (30,178)        (30,178)

Depreciation and amortization of leasing equipment        41,618          25,374          66,992

Impairment of leasing equipment                              993           1,887           2,880

Gain on sale of equity investment                            ---         (13,001)        (13,001)

Other (income)/expense, net and minority interest         (3,134)            960          (2,174)

Income for investment under equity method                    ---            (187)           (187)

Interest income                                           (1,506)         (6,700)         (8,206)

Interest expense                                          27,397          62,908          90,305

Income before provision for income taxes                  44,974          45,557          90,531

Net investment in DFL's                                  291,082          81,990         373,072

Leasing equipment, net                                   795,244         987,020       1,782,264

Equipment purchases and investments in DFL's             277,422         115,696         393,118

Total segment assets                                  $1,186,287      $1,270,243      $2,456,530

                                                                       Domestic
                                                      Container       Intermodal
       Nine Months Ended September 30, 2005            Leasing        Equipment          Totals
       ------------------------------------          ------------     ------------     ----------

Equipment leasing revenue                               $134,977        $154,025       $289,002

Other revenue                                              6,584           5,721         12,305

Lease operating and administrative expenses               35,929          67,077        103,006

Provision for doubtful accounts                              688             599          1,287

Fair value adjustment for derivative instruments          (1,103)            (39)        (1,142)

Depreciation and amortization of leasing equipment        43,724          24,250         67,974

Impairment of leasing equipment                            1,358           2,802          4,160

Gain on settled insurance litigation                      (3,781)         (2,486)        (6,267)

Other (income)/expense, net and minority interest         (5,509)          1,026         (4,483)

Income for investment under equity method                    ---            (570)          (570)

Interest income                                           (1,138)           (727)        (1,865)

Interest expense                                          26,558          55,096         81,654

Income before provision for income taxes                  44,835          12,718         57,553

Net investment in DFL's                                  281,803          84,292        366,095

Leasing equipment, net                                   713,310         882,969      1,596,279

Equipment purchases and investment in DFL's              153,097          23,742        176,839

Total segment assets                                  $1,167,864      $1,201,676     $2,369,540

          The Company's shipping line customers utilize international containers in world trade over many varied and changing trade routes. In addition, most large shipping lines have many offices in various countries involved in container operations. The Company's revenue from international containers is earned while the containers are used in service carrying cargo around the world, while certain other equipment is utilized in the United States. Accordingly, the international information presented below represents the Company's international container leasing operation conducted through Interpool Limited, a Barbados corporation, while the United States information presented below represents its domestic intermodal equipment leasing segment, as well as those revenues and assets relative to CAI which is headquartered in the United States.

Geographic Information:

                                       Nine Months Ended September 30,
                                      ---------------------------------
                                           2005                2004
                                      ---------------   ---------------
   EQUIPMENT LEASING REVENUE:
   United States                         $192,524            $185,895
   International                           99,571             103,107
                                           ------             -------
                                         $292,095            $289,002
                                         ========            ========

   LEASING EQUIPMENT, NET:
   United States                       $1,157,221          $1,040,687
   International                          625,043             555,592
                                          -------             -------
                                       $1,782,264          $1,596,279
                                       ==========          ==========

   ASSETS:
   United States                       $1,485,656          $1,402,077
   International                          970,874             967,463
                                          -------             -------
                                       $2,456,530          $2,369,540
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

          As of September 30, 2005 and December 31, 2004, included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets are liabilities of $7,796 and $19,745, respectively, representing the market value of the Company's interest rate swap contracts.

          The unrealized pre-tax income on cash flow hedges for the nine months ended September 30, 2005 of $10,269 and the related income tax effect of $3,453 have been recorded by the Company as a component of accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets.

          The unrealized pre-tax income on cash flow hedges for the year ended December 31, 2004 of $12,941 and the related income tax effect of $3,860 have been recorded by the Company as a component of accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets.

          The Company may at its discretion terminate or redesignate any such interest rate swap agreements prior to maturity. At that time, any gains or losses previously reported in accumulated other comprehensive income (loss) on termination would continue to amortize into interest expense or interest income to correspond to the recognition of interest expense or interest income on the hedged debt. If such debt instrument was also to be terminated, the gain or loss associated with the terminated derivative included in accumulated other comprehensive income (loss) at the time of termination of the debt would be recognized in the Condensed Consolidated Statement of Income at that time.

          On March 31, 2005, the Company entered into three interest rate swap contracts with original notional amounts totaling $204,858. These three interest rate swap contracts are a result of the November 2004 facility, as amended, which required that the Company enter into interest rate swap contracts in order to effectively convert at least seventy percent of the debt associated with operating lease equipment and ninety percent of the debt associated with direct financing leases from floating rate debt to fixed rate debt. These interest rate swap contracts (which are accounted for as free standing derivative instruments) satisfied this requirement for the amounts funded to date, and convert a significant portion of the debt outstanding from floating rate debt to fixed rate debt. From April 1, 2005 through September 30, 2005, the Company did not enter into any new interest rate swap contracts.

           During the nine months ended September 30, 2005, the Company terminated five interest rate swap contracts with outstanding notional amounts totaling $33,969. As a result of terminating these swap contracts, the Company recognized a gain of $103 which is included in fair value adjustment for derivative instruments in the Condensed Consolidated Statement of Income.

          As of September 30, 2005, the Company held interest rate swap agreements with various financial institutions. The aggregate notional balance of the swaps was $537,371 as of September 30, 2005.

          For the three months ended September 30, 2005, the Company reported $3,705 of pre-tax income in the Condensed Consolidated Statements of Income due to changes in the fair value of interest rate swap agreements which do not qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities("SFAS 133"). This compares to $747 of pre-tax expense for the three months ended September 30, 2004.

          For the nine months ended September 30, 2005, the Company reported $1,578 of pre-tax income in the Condensed Consolidated Statements of Income due to changes in the fair value of interest rate swap agreements which do not qualify as cash flow hedges under SFAS133. This compares to $1,142 of pre-tax income for the nine months ended September 30, 2004.

          On September 14, 2004, the Company entered into a Securities Purchase Agreement pursuant to which it sold $150,000 total principal amount of a new series of 6.0% notes due 2014 (the "Notes") in a private transaction with four investors. In connection with the sale of the Notes, the Company also issued to the investors two series of Warrants exercisable for a total of 8,333,333 shares of the Company's common stock at an exercise price of $18.00 per share (the "Warrants"). The exercise price will be subject to customary anti-dilution adjustments as set forth in the Warrants. Based on adjustments through October 27, 2005 (the record date for a special dividend declared by the Company), the exercise price as of that date is $17.01 and the warrants are exercisable for a total of 8,833,333 shares.

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

          EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in a Company's Own Stock ("EITF 00-19") requires freestanding contracts that are settled in a Company's own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or liability must be carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. The Company has classified these warrants as a liability because the requirements of EITF 00-19 for classification of the warrants as equity have not been satisfied. During the period in which the warrants are classified as a liability, any changes in fair value will be reported as fair value adjustment for warrants in the Condensed Consolidated Statement of Income. Due to changes to items which affect the calculation of the fair value of the Warrants, primarily the change in the market value of the Company's common stock during the first nine months of 2005, the estimated fair market value of these Warrants decreased from $71,722 at December 31, 2004 to $41,544 at September 30, 2005. As a result, during the nine months ended September 30, 2005, the Company recorded non-cash income of $30,178 (for which no tax expense is derived) which has been reflected as fair value adjustment for warrants on the accompanying Condensed Consolidated Statements of Income. Accordingly, future changes to the fair market value of these Warrants have the potential to cause volatility in the Company's future results. For the period of time that these warrants are classified as a liability, any increase in the estimated fair market value of the Warrants will result in a non-cash expense to the Condensed Consolidated Statements of Income. If the estimated fair market value of the Warrants decreases in the future the Company will record non-cash income in its Condensed Consolidated Statements of Income. In the event that the conditions of EITF 00-19 are met for classification of the Warrants as equity, the liability account representing the estimated fair value of the warrants at the date the conditions are met would be reclassified to additional paid-in-capital on the Consolidated Balance Sheets. During October 2005, the Investor Rights Agreement was amended to permanently eliminate the liquidated damages penalty for the Warrants once the registration statement for the Warrants is declared effective by the SEC. Therefore, it is expected that the Warrants will be classified as equity once the SEC has declared the registration statement effective. For further discussion of these Warrants and the conditions that must be met for equity treatment under the provisions of EITF 00-19, see Note 4 to the Consolidated Financial Statements included in the Company's December 31, 2004 Form 10-K.

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

           Although the Company was not listed on a recognized stock exchange at December 31, 2004, on January 13, 2005, the Company was listed, and began trading, on the New York Stock Exchange. The Company believes this listing and its current trading volume satisfies the "primarily" and "regularly" traded requirements of the amended post-2004 Treaty, thus qualifying it for benefits under the post-2004 Treaty on January 13, 2005. The Company estimated there should be no U.S. current tax expense for the period from January 1, 2005 to January 12, 2005, when it was not covered by the post-2004 Treaty. For further details of the post-2004 Treaty, see Note 17 to the Consolidated Financial Statements included in the December 31, 2004 10-K.

           Barbados tax returns. As a company resident in Barbados, Interpool Limited is required to file tax returns in Barbados and pay any tax liability to Barbados. Prior to this quarter, no Barbados tax returns had been prepared or filed for Interpool Limited for any period subsequent to its 1997 tax year. As of September 30, 2005, all previously outstanding Barbados tax returns (1998-2004 tax years) were filed. There was no material underpayment of taxes, interest or penalties (other than a nominal late filing penalty) with the filing of these returns.

Note 6 - Contingencies and Commitments

          At September 30, 2005, commitments for capital expenditures totaled approximately $107,915 with approximately $69,922 committed for the remainder of fiscal 2005 and $37,993 committed for 2006.

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

Pending Governmental Investigations

           Following the Company's announcement in July 2003 that its Audit Committee had commissioned an internal investigation by special counsel into its accounting, the Company was notified that the SEC had opened an informal investigation of the Company. As the Company anticipated, this investigation was subsequently converted to a formal investigation and remains pending as of the date this Form 10-Q was filed with the SEC. The Company is cooperating fully with this investigation. The New York office of the SEC received a copy of the written report of the internal investigation and has received documents and information from the Company, its Audit Committee and certain other parties pursuant to SEC subpoenas. In late 2003, the Company was advised that the United States Attorney's office for the District of New Jersey received a copy of the written report of the internal investigation and opened a parallel investigation focusing on certain matters described in the report by the Audit Committee's special counsel. The Company was informed that it is neither a subject nor a target of the investigation by the U.S. Attorney's office. The Company does not have any information regarding the current status of these investigations. Because the Company cannot predict the final outcome of these investigations, there can be no assurance that they will not result in the taking of actions adverse to the Company.

Stockholder Litigation

          In February and March 2004, several lawsuits were filed in the United States District Court for the District of New Jersey, by purchasers of the Company's common stock naming the Company and certain of its present and former executive officers and directors as defendants. The complaints alleged violations of the federal securities laws relating to the Company's reported Consolidated Financial Statements for the years ended December 31, 2000 and 2001 and the nine months ended September 30, 2002, which the Company announced in March 2003 would require restatement. Each of the complaints purported to be a class action brought on behalf of persons who purchased the Company's securities during a specified period. In April 2004, the lawsuits, seeking unspecified amounts of compensatory damages and costs and expenses, including legal fees, were consolidated into a single action with lead plaintiffs and lead counsel having been appointed. The plaintiffs filed a consolidated amended complaint in September 2004, which included allegations of purported misstatements and omissions in the Company's public disclosures throughout an expanded purported class period from March 31, 1999 through December 26, 2003.

          In November 2004, the Company and other defendants filed a motion to dismiss the amended complaint. The motion to dismiss was granted by the District Court on August 18, 2005, dismissing the plaintiffs' claims in their entirety and with prejudice. On September 19, 2005, the plaintiffs filed a notice of appeal of the dismissal order, thereby initiating a review of the District Court's decision by the United States Court of Appeals for the Third Circuit. In the event the District Court's decision granting the Company's motion to dismiss is reversed, the Company would expect to incur additional defense costs typical of this type of class action litigation. If the Company becomes required to defend this lawsuit beyond the current appellate stage as a consequence of an adverse result on appeal, the Company intends to do so vigorously but is unable at this time to ascertain the impact the litigation may have on its financial condition and results of operations. On the other hand, if the District Court's decision is affirmed after full appellate review, the case and its associated litigation costs will be concluded.

          At September 30, 2005, the following guarantees were issued and outstanding:

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

          Contractual Relationships

          The Company entered into a number of operating leases as lessee during 2000 and 2002 in which it guaranteed a portion of the residual value of the leased equipment to the lessor. These leases have terms that expire between 6 and 9 years. If at the end of the lease term the fair market value of the equipment is below the guaranteed residual value in the agreement, the Company is liable for a percentage of the deficiency. The total of these guarantees is $12,405 of which $8,012 could be due in 2 to 3 years, $2,294 could be due in 4 to 5 years, and the remaining $2,099 potentially due in greater than 5 years. As of September 30, 2005 and December 31, 2004, included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets are liabilities of $221 and $188, respectively, representing the accrual for the estimated exposure under these guarantees.

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

          Standby Letters of Credit

          As of September 30, 2005, CAI, a consolidated subsidiary, had two outstanding letters of credit totaling $1,474, which guarantee its obligations under certain operating lease agreements. One letter of credit for $263 expires in December 2006. The second letter of credit for $1,211 expires in April 2008.

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

Note 7 - Gain on Sale of Equity Investment

          In September 2005, the Company received cash proceeds of approximately $15,002 from the sale of a non-transportation company in which it had held a minority equity position since 1997. The Company has accounted for this investment using the equity method of accounting. The carrying value of its initial investment of $11,254 had been reduced to $2,001 through the recording of equity losses and through the Company's recognition of impairment losses on this investment. No tax benefits related to these losses had been recorded by the Company since the realization of these benefits was not assured. The sale of the Company's investment has resulted in a pre-tax gain of $13,001 ($11,501 after tax) and has been reflected as gain on the sale of equity investment in the accompanying Condensed Consolidated Statements of Income. Additional funds that may become due to the Company (subject to indemnity provisions and any contractual post-closing adjustments) totaling approximately $2,300 (which are included in other receivables in the accompanying Condensed Consolidated Balance Sheets) are being held in escrow by the buyers for a period of up to 18 months.

Note 8 - Relationship with CAI

          The Company holds a 50% common equity interest in its consolidated subsidiary CAI, with the remaining 50% equity interest being owned by CAI's chief executive officer, Mr. Hiro Ogawa. During the third quarter of 2005, Mr. Ogawa notified the Company that he was exercising his right, under a Shareholders Agreement that was entered into when the Company first acquired its equity interest in 1998, to request an independent valuation of CAI. An investment banking firm has been engaged by CAI's Board of Directors to conduct this valuation, which is expected to be completed during the fourth quarter of 2005. Under the terms of the Shareholders Agreement, following this valuation, the Company would be entitled to make a written offer to acquire Mr. Ogawa's 50% equity interest for an amount equal to 50% of the fair value of CAI as indicated in the valuation. The Company will determine whether to make such an offer once the valuation is completed. If the Company elects not to make such an offer, Mr. Ogawa would have the right under the Shareholders Agreement to require CAI to take the necessary steps to effect an initial public offering to sell his equity interest.

Note 9 - Subsequent Events

          Option Exercise

          On October 3, 2005, Mr. Raoul Witteveen, former President of the Company, exercised his remaining 640,000 options under the terms of the 1993 Stock Option Plan. These options had an exercise price of $10.25 per share and the shares had a market value of $18.32 per share at the exercise date. In connection with the exercise, Mr. Witteveen remitted $6,560 in cash to the Company for the exercise of the options and an additional sum to pay for his estimated tax withholding. The exercise resulted in the issuance of 640,000 shares at a par value of $.001 and increased additional paid-in-capital of approximately $6,559. In addition, since these options were granted to Mr. Witteveen as compensation for services rendered, the Company is entitled to claim a tax deduction for non-employee compensation on its 2005 federal tax return. A tax benefit for the difference between the market price of the stock as of the modification date and the exercise price was recorded in October 2003 at the time the Company recognized compensation expense relating to a modification of the options. The increase in the stock price from the modification date ($16.47 per share) to the exercise date ($18.32 per share) resulted in an additional tax benefit (amounting to $474) which has been recorded as additional paid in-capital during the fourth quarter of 2005.

           Notes and Warrants

           During October 2005, the Company, the holders of a majority in principal amount of the Notes and the holders of a majority of the Warrants entered into amendments which had the effect of extending from November 1, 2005 to February 1, 2006 the date on which liquidated damages will become payable with respect to the Notes and/or the Warrants if they have not been registered with the SEC. As a result of these amendments, the Company is obligated to use commercially reasonable efforts to have these registration statements declared effective by the SEC by January 6, 2006. If either of these registration statements is not effective by February 1, 2006, the Company would be required to pay liquidated damages to the holders of these securities. It is expected that the Warrants will be classified as equity once the SEC has declared the registration statement effective.

          In addition, during October 2005, the Investor Rights Agreement was amended to permanently eliminate the liquidated damages penalty for the Warrants described above once the registration statement for the Warrants is declared effective by the SEC.

           During October 2005, the exercise price for the Company's common stock purchase warrants was adjusted, pursuant to the terms of the Warrant Agreement executed during September 2004, due to the Board of Directors' declaration of a regular quarterly cash dividend on the Company's common stock (with a record date of October 3, 2005 and a payment date of October 15, 2005) and a subsequent special cash dividend on the common stock (having a record date of October 27, 2005 and a payment date of November 10, 2005). As a result of these dividends, the exercise price for the Warrants decreased from $17.99 per share at July 1, 2005 to $17.01 per share at October 27, 2005. The change in exercise price for the October 15, 2005 quarterly dividend, approximately $0.01 per share, was required under the anti-dilution provisions of the Warrant Agreement because the amount of the Company's regular quarterly common stock dividend payment had been increased earlier in 2005 to $0.075 per share from the rate of $0.0625 per share that had been in effect at the time of the Warrant Agreement in 2004. The change in exercise price for the special cash dividend, approximately $0.97 per share, was also required under the anti-dilution provisions of the Warrant Agreement. As a result of these adjustments to the exercise price for the Warrants, under the terms of the Warrant Agreement, the total number of shares for which the Warrants are exercisable was also adjusted so that as of October 27, 2005 the Warrants represents the right to purchase a total of 8,833,333 shares of common stock. Because the Company has announced that future quarterly dividend payments are expected to be in the amount of $0.075 per share, similar adjustments to the exercise price of approximately $0.01 per share will be required for subsequent common stock dividend payments, to the extent they exceed $0.625 per share per quarter.

Special Dividend

          On October 13, 2005, the Company's Board of Directors declared a special cash dividend of $1.00 per share. This special dividend will be payable on November 10, 2005 to shareholders of record on October 27, 2005. The aggregate amount of the dividend is expected to be approximately $28,500 and will not affect the Company's normal quarterly dividend.

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

           During the first nine months of 2005, as compared with the first nine months of 2004, total equipment leasing revenues were essentially unchanged. Our fleet of containers increased from 808,000 twenty-foot equivalent units ("TEU") at December 31, 2004 to 836,000 TEU at September 30, 2005 primarily due to the purchase of new containers. The size of our chassis fleet increased from 208,000 units at December 31, 2004 to 221,000 units at September 30, 2005. We have continued to experience high utilization of equipment, both in our container and chassis business segments during the first nine months of 2005. Utilization of our container and chassis fleets at September 30, 2005 (including equipment on both operating and direct financing leases) was 98% and 96%, respectively, as compared to 99% and 97%, respectively, at December 31, 2004.

           During the second quarter of 2005, an excess supply of new containers started to develop in China. While we believe this situation is probably temporary due to the significant deliveries of container ships scheduled for the next several years and the normal retirement of older containers, it has resulted in a slowing of new production, a reduction in new container prices and, in turn, has also resulted in some softness in leasing demand and daily rental rates for long-term leases of new equipment. In addition, daily rental rates for used containers are very competitive and expiring operating leases are sometimes renewed at daily rental rates that are lower than the rental rates during the initial lease term. During the second quarter of 2005, the number of new containers we had available for long-term lease increased, as customer demand for new on-hires was below demand expectations. However, a significant portion was subsequently placed on lease during the third quarter of 2005 and we expect to place the remainder of this equipment on long-term lease during the fourth quarter of 2005 and the first quarter of 2006. In general, demand for leasing of new containers in the third quarter has been slower than earlier periods in 2005.

           Lease rates for new chassis rose steadily during the first half of 2005 due to both the increased cost of new equipment and the overall limitations in production space. Similarly, lease rates for used chassis rose from mid-2004 through the first half of 2005, largely due to the depletion of used chassis inventories and the rising price of new and remanufactured chassis. Although demand for new chassis remained strong in the third quarter of 2005, lease rates for both new and used chassis have leveled off in the third quarter.

          We anticipate that industry demand for chassis and containers will generally be strong in 2006. This expectation is supported by continued anticipation of a major expansion of the world cellular container ship fleet through 2008 as evidenced by recent reports that the major shipyards are experiencing large order backlogs through 2008. As reported in the November 2004 and May 2005 editions of Containerisation International, the world container fleet (excluding vessels to be scrapped) is expected to increase by 13.2% in 2005, 17.4% in 2006, 17.4% in 2007 and 10.0% in 2008 and beyond. As of January 1, 2005, the total container ship order book was comprised of approximately 1,045 ships with a total capacity of approximately 4.1 million TEU, for an increase of approximately 58% of the world cellular container ship capacity. Nevertheless, periods of fluctuation in leasing demand can occur. During the second and third quarters of 2005, we noted decreases in leasing demand for containers and in daily rental rates for long-term container leases. We are not able currently to predict whether this decrease in demand represents a trend that will continue in the fourth quarter or thereafter.

          We believe a number of factors have contributed to the high utilization of equipment in the industry. From 2002 to 2003, according to the Containerisation International Yearbook 2005, global containerized traffic increased by 9.6%, from 276.6 million TEU in 2002 to 303.1 million TEU in 2003, fueling demand for transportation equipment generally. In addition, several major shipping lines started to bring new, very large 8,000-9,000 TEU ships to the West Coast of the United States in the fall of 2004. When ships of this size are unloaded, they require the use of a larger number of chassis to move the containers to local railroad terminals or their final destinations. The large quantity of vessels on order will also require additional containers to support them. Demand for chassis has also been affected by the inability of the larger, fully loaded ships to pass through the Panama Canal. These ships typically discharge their cargo on the West Coast of the United States, with the cargo being moved by "land bridges", by truck and rail, inland and across the country, using chassis at various stages during this process. At the same time, the demand for chassis, along with increased congestion at many of the rail and marine facilities around the country, has fueled an increase in the pooling of chassis for greater efficiencies. Correspondingly, we have experienced an increase in demand for our "PoolStat"TM chassis management services as more shipping lines are entering into these chassis sharing arrangements. In addition, we have continued to experience high demand in our own Trac Lease neutral chassis pools at railroads and marine terminals. As a result of these factors, pool revenues increased significantly during the third quarter of 2005.

           Recently, Hurricane Katrina caused damage to some of our equipment when it struck two facilities in New Orleans where about 200 of our containers and 550 of our chassis were located. Under the terms and conditions of our agreements with the facilities and the lessees, we believe they will either repair the damage at their expense or pay us for the cost of making such repairs. In addition, our physical damage insurance policy also covers such damage, subject to a $0.5 million policy deductible. We have received no other reports of damage to our equipment resulting from recent hurricanes.

           During the first nine months of 2005, we received net additional financing commitments of $345.5 million from several institutions. At September 30, 2005, (excluding $66.0 million available under CAI's revolving credit facility), we have a total of $510.1 million of unused commitments for growth, to re-finance existing secured debt or for other working capital requirements. Our interest expense was $8.7 million higher during the first nine months of 2005 than it was during the first nine months of 2004 as we experienced a higher level of interest rates, coupled with an increase in the amortization of deferred financing fees. These increases were partially offset by the fact that waiver-related bank fees paid during the first nine months of 2005 were significantly lower than they had been during the first nine months of 2004, at which time we were required to obtain waivers related to our delayed SEC filings. The increase in interest rates is due to an overall increase in interest rates for new borrowings, including the issuance during late 2004 of the $230.0 million of Notes due in 2014 which have an overall interest rate of 8.3%, including the amortization of the original issue discount. We regularly evaluate financing proposals which, when coupled with available cash balances and funds available under commitments mentioned above, could be used for growth, for refinancing existing facilities and for working capital.

          As of September 30, 2005, our commitments for future capital expenditures totaled approximately $107.9 million with approximately $69.9 million committed for the remainder of fiscal 2005. Our available liquidity at September 30, 2005, including $576.1 million available under credit facilities, was $698.3 million after deducting $23.4 million of restricted cash. Required debt repayments and capital lease payments for the next 12 months totaled $192.2 million. Based on our existing cash balances, financings closed, and our financial projections of operating cash flow for the future, we believe that we will have sufficient liquidity to grow our portfolio while meeting our obligations and commitments as they become due.

           Other than interest expense and depreciation expense on our operating lease equipment, our primary expenses are corporate administrative and lease operating expenses, which include maintenance and repair expense, as well as storage and positioning expense. Our lessees are generally responsible for lease operating expenses during the term of their lease. Our corporate administrative expenses are primarily employee related costs such as salary expense, costs of employee benefits, information technology expenses and travel and entertainment costs, as well as expenses incurred for outside services such as legal, consulting and audit related fees. During the first nine months of 2005, lease operating and administrative expenses as a percentage of total revenues were 36.5%, compared to 34.2% during the same period in 2004. This increase was primarily due to an increase in maintenance and repair costs as well as positioning and handling expenses, partially offset by a decrease in storage and equipment rental costs. The additional personnel and systems enhancements we are adding to improve our internal controls, as well as additional procedures being implemented to comply with Sarbanes-Oxley requirements, have also added incremental administrative expenses in 2005.

           Non-performing receivables totaled $11.2 million at September 30, 2005 compared with $12.5 million at December 31, 2004. Reserves of $10.7 million and $11.8 million, respectively, have been established against these non-performing receivables. During the first nine months of 2005, receivable write-offs net of recoveries totaled $1.5 million as compared with $2.3 million for the same period in 2004.

          Our net income for the nine months ended September 30, 2005 was $80.5 million as compared with $46.4 million for the nine months ended September 30, 2004, an increase of 73%. The September 30, 2005 net income included non-cash income of $30.2 million (for which no tax expense is recorded) resulting from the change in fair value of the warrants issued by us during September 2004 in connection with a Securities Purchase Agreement pursuant to which we sold $150.0 million of 6.0% notes due in 2014. In addition, the September 30, 2005 net income included $11.5 million resulting from the gain on sale of an equity investment. The September 30, 2004 net income included income of $5.2 million (net of tax) related to an insurance settlement. Our net income per share on a fully diluted basis for the nine months ended September 30, 2005 and 2004 was $2.55 and $1.57, respectively. Annualized return on average stockholders' equity was 24.5% for the nine months ended September 30, 2005. Excluding the non-cash income for the change in the fair value of the warrants and the gain on sale of equity investment, the annualized return on average stockholder's equity was 12.4% for the nine months ended September 30, 2005. Excluding the non-cash expense for the change in the fair value of the warrants and the gain on settled insurance litigation, the annualized return on average stockholders' equity was 12.6% for the year ended December 31, 2004.

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

          Our container leasing operations are primarily conducted through our subsidiary, Interpool Limited, a Barbados corporation, as well as through CAI, our consolidated 50% owned subsidiary. Our effective U.S. federal tax rate benefits substantially from the application of an income tax convention, pursuant to which the profits of Interpool Limited from international container leasing operations are exempt from federal taxation in the United States. These profits are subject to Barbados tax at rates that are significantly lower than the applicable rates in the United States.

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

           Although we were not listed on a recognized stock exchange at December 31, 2004, on January 13, 2005, Interpool, Inc. was listed, and began trading, on the New York Stock Exchange. We believe this listing and our current trading volume satisfies the "primarily" and "regularly" traded requirements of the amended post-2004 Treaty, thus qualifying us for benefits under the post-2004 Treaty on January 13, 2005. We estimated there should be no U.S. current tax expense for the period from January 1, 2005 to January 12, 2005, when we were not covered by the post-2004 Treaty. For details of the post-2004 Treaty, see Note 17 to the Consolidated Financial Statements included in the December 31, 2004 10-K.

          As a company resident in Barbados, Interpool Limited is required to file tax returns in Barbados and pay any tax liability to Barbados. Prior to this quarter, no Barbados tax returns had been prepared or filed for Interpool Limited for any period subsequent to its 1997 tax year. As of September 30, 2005, all previously outstanding Barbados tax returns (1998-2004 tax years) were filed. There was no material underpayment of taxes, interest or penalties (other than a nominal late filing penalty) with the filing of these returns.

          The sections that follow analyze our results of operations by financial statement caption and provide a more detailed discussion of our performance for the three and nine months ended September 30, 2005 as compared to the prior year period.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

           Equipment Leasing Revenue. Our equipment leasing revenues increased to $101.0 million for the three months ended September 30, 2005, from $98.4 million in the three months ended September 30, 2004, an increase of $2.6 million.

           Container leasing segment revenues decreased to $45.5 million for the three months ended September 30, 2005, compared to $46.2 million in the three months ended September 30, 2004, a decrease of $0.7 million or 2%. The decrease was primarily attributable to a reduction in container operating lease revenues of $1.1 million partially offset by an increase in direct financing lease revenues of $0.4 million. The decrease in container operating lease revenues was primarily due to a decrease in utilization rates and a reduction in the daily rental rates for the overall container fleet. These decreases were partially offset by an increase in the average size of our container operating lease fleet. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire regardless of whether all of these units are generating revenue. Under this method, utilization rates of our container operating lease fleet were 97% and 99% at September 30, 2005 and 2004, respectively. This reduction in utilization was primarily the result of the acquisition of our new containers which have not yet been placed on lease. The utilization rates of our operating lease container fleet, considering CAI's actual utilization rates for our operating lease containers managed by CAI, were 94% and 96% at September 30, 2005 and 2004, respectively.

           Domestic intermodal equipment segment revenues increased to $55.5 million for the three months ended September 30, 2005, from $52.2 million in the three months ended September 30, 2004, an increase of $3.3 million or 6%. The increase was attributable to an increase in chassis operating lease revenues of $3.5 million, partially offset by a decrease in direct financing lease revenues of $0.1 million. The incremental chassis operating lease revenues were primarily due to an increase in our chassis operating lease fleet of 7% and an increase in the size and the performance of our chassis pool fleet which generally earns a higher daily rental rate. These increases were partially offset by a decrease in utilization rates resulting from the acquisition of new chassis which have not yet been placed on lease. The utilization rates of our domestic intermodal chassis operating lease fleet were 96% and 97% at September 30, 2005 and 2004, respectively.

           Other Revenue.Our other revenues increased to $6.4 million for the three months ended September 30, 2005, from $4.2 million in the three months ended September 30, 2004, an increase of $2.2 million or 52%.

           Container leasing segment other revenues increased to $2.9 million for the three months ended September 30, 2005, compared to $1.9 million in the three months ended September 30, 2004, an increase of $1.0 million or 53%. The increase was primarily attributable to an increase in billable repairs to our lessees at the termination of a lease of $0.6 million and an increase in container positioning revenue of $0.4 million.

           Domestic intermodal equipment segment other revenues increased to $3.5 million for the three months ended September 30, 2005, from $2.3 million in the three months ended September 30, 2004, an increase of $1.2 million or 52%. The increase was primarily attributable to an increase in billable repairs to our lessees at the termination of a lease of $0.9 million and an increase in chassis positioning revenue of $0.4 million.

           Lease Operating and Administrative Expenses. Our lease operating and administrative expenses increased to $39.0 million for the three months ended September 30, 2005 from $35.9 million in the three months ended September 30, 2004, an increase of $3.1 million or 9%.

The increase was primarily due to:

•	An increase in maintenance and repair costs of $2.1 million primarily due to an increase in chassis assigned to chassis pools which generate higher daily rental rates and higher repair expenses. In addition, we experienced an increase in the number of chassis that were refurbished or remanufactured during the current period which resulted in an increase to maintenance and repairs costs.

•	An increase in positioning and handling expense for our equipment of $1.8 million.

•	An increase in salary and employee related expenses of $1.3 million primarily due to an increase in headcount and other employee related costs, partially offset by the reduction in compensation related expenses associated with the variable accounting for our stock appreciation rights. The reduction in compensation related expense relative to our stock appreciation rights was primarily due to the decline in the market value of our common stock during the current year period as compared to the prior year period.

•	A decrease in equipment rental costs of $1.5 million primarily due to the buyout of leases related to container equipment which had previously been leased-in by CAI.

•	A decrease in audit expenses of $0.6 million.

A further breakdown of the lease operating and administrative expense variances, as compared to the prior period, by reportable segment is as follows:

•	Container leasing segment lease operating and administrative expenses decreased to $9.6 million for the three months ended September 30, 2005 from $11.5 million in the three months ended September 30, 2004, a decrease of $1.9 million or 17%. This decrease can be summarized as follows:

                                                                      Container
             (Dollars in millions)                                     Leasing
             ---------------------                                     --------
             Equipment rental expense                                  $(1.5)
             Salaries and employee related expense                      (0.2)
             Positioning and handling expense                           (0.2)
                                                                        -----
             Total                                                     $(1.9)
                                                                       ======
•	Domestic intermodal equipment segment lease operating and administrative expenses increased to $29.5 million for the three months ended September 30, 2005 from $24.4 million in the three months ended September 30, 2004, an increase of $5.1 million or 21%. This increase can be summarized as follows:

                                                                Domestic
                                                               Intermodal
             (Dollars in millions)                              Equipment
             ----------------------                            -----------
             Maintenance and repairs expense                      $2.1
             Positioning and handling expense                      2.0
             Salaries and employee related expense                 1.5
             Audit expense                                        (0.5)
                                                                  -----
             Total                                                $5.1
                                                                  ====

           Provision for Doubtful Accounts. Our provision for doubtful accounts increased to $0.6 million for the three months ended September 30, 2005 from $0.2 million for the three months ended September 30, 2004. This increase was primarily due to the reversal of reserves during the three months ended September 30, 2004 resulting from favorable experience in recoveries from bankrupt customers. During the three months ended September 30, 2005, our non-performing receivables, after write-offs during the period, decreased $0.5 million ($11.2 million at September 30, 2005 and $11.7 million at June 30, 2005). As of September 30, 2005 and June 30, 2005, our non-performing receivables, net of applicable reserves, were 0.54% and 0.56%, respectively, of accounts receivable, net. Our provision for doubtful accounts is provided based upon a quarterly review of the receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of direct financing lease receivables.

           Fair Value Adjustment for Derivative Instruments. Our non-cash fair value adjustment for derivative instruments income amounted to $3.7 million for the three months ended September 30, 2005 as compared to expense of $0.7 million for the three months ended September 30, 2004. The income for the three months ended September 30, 2005, as well as the expense for the prior year period, was primarily due to the change in fair value of interest rate swap agreements held which do not qualify as cash flow hedges.

           Fair Value Adjustment for Warrants. Our non-cash fair value adjustment for warrant income amounted to $16.0 million for the three months ended September 30, 2005, without a similar item in the prior year period. The income for the three months ended September 30, 2005 was due to the change during the third quarter of 2005 in the estimated fair value of the Warrants issued in September 2004 in connection with the 6.0% Notes, which Warrants are classified as a liability on the accompanying Condensed Consolidated Balance Sheets. The estimated fair market value of these Warrants decreased from $57.5 million at June 30, 2005 to $41.5 million at September 30, 2005. This reduction in the fair value of the Warrants resulted primarily from the change in the market value of our common stock during the third quarter of 2005. Because these Warrants are currently classified as a liability, any increase in the estimated fair market value of the Warrants results in a non-cash expense to the Condensed Consolidated Statements of Income. If the estimated fair market value of the Warrants decreases from period to period, the decrease in the liability is recorded as non-cash income in our Condensed Consolidated Statements of Income. Accordingly, future changes to the estimated fair market value of these Warrants have the potential to cause volatility in our future results.

           Depreciation and Amortization of Leasing Equipment. Our depreciation and amortization expenses increased to $23.1 million for the three months ended September 30, 2005, from $22.4 million for the three months ended September 30, 2004, an increase of $0.7 million or 3%. This increase was primarily due to additions to our chassis operating lease fleet.

           Impairment of Leasing Equipment. Our expense related to the impairment of leasing equipment increased to $0.8 million for the three months ended September 30, 2005, from $0.7 million for the three months ended September 30, 2004, an increase of $0.1 million. This increase was primarily due to an increase in impairment losses related to idle equipment.

           Income (Loss) for Investment Accounted for Under the Equity Method.The decrease in income for the investment accounted for under the equity method of $0.3 million during the three months ended September 30, 2005 resulted primarily from reduced earnings from this investment, which was sold during the third quarter of 2005. (See Note 7 for further information on the sale of our equity investment).

           Gain on Sale of Equity Investment. During the three months ended September 30, 2005, we sold our share of a non-transportation company in which we held a minority equity position since 1997. In connection with this sale, we recognized a pre-tax gain of $13.0 million. (See Note 7 for further information on the sale of our equity investment).

           Other Income, Net. We had other income of $2.7 million during the three months ended September 30, 2005 compared to $5.3 million of other income for the three months ended September 30, 2004. The decrease of $2.6 million was primarily due to a decrease of $2.1 million in gains on equipment sales to third party investors recognized by CAI, and $0.8 million of costs related to the retirement of debt recognized during the three months ended September 30, 2005, without a similar item in the prior year period. The decrease in gains on equipment sales recognized by CAI was primarily due to a decrease in the margin recognized by CAI on sales to third party investors.

           Interest Expense. Our interest expense increased to $30.8 million in the three months ended September 30, 2005 from $27.0 million in the three months ended September 30, 2004, an increase of $3.8 million or 14%. This increase was primarily attributable to increased interest rates ($3.4 million), increased borrowings ($0.3 million) and an increase in amortization of deferred financing fees ($0.2 million). The increase in interest rates was due to an overall increase in interest rates for new borrowings, including the issuance during late 2004 of the $230.0 million of Notes due in 2014 which have an overall interest rate of 8.3%, including the amortization of the original issue discount.

           Interest Income. Our interest income increased to $2.6 million in the three months ended September 30, 2005 from $0.7 million in the three months ended September 30, 2004, an increase of $1.9 million. The increase in interest income was primarily due to the partial liquidation of our investment in a private equity investment fund ($1.3 million) and higher interest rates on the invested cash balances.

           Minority Interest Expense, Net. The change in minority interest expense, net of $0.3 million for the three months ended September 30, 2005 as compared to the prior year was primarily due to a decrease in net income reported by our 50%-owned consolidated subsidiary, CAI.

           Provision for Income Taxes. We recorded an income tax provision of $5.3 million for the three months ended September 30, 2005 as compared to $4.0 million for the three months ended September 30, 2004. This increase resulted principally from the net increase in pre-tax income of $13.5 million, after adjusting for the $16.0 million permanent tax difference that arose from the non-cash income pertaining to the Warrant liability. A low effective tax rate (11.5%) applied against the pre-tax gain on the sale of an equity investment for the three months ended September 30, 2005, however, contributed to a reduction to the provision for income taxes.

           As described in Note 7, in September 2005, we sold an equity investment at a pre-tax gain of $13.0 million. In prior years, we recorded no tax benefits relating to $9.2 million in recorded equity and impairment losses, since the realization of these tax benefits was not assured. With the sale of the equity investment, however, the tax benefits associated with the $9.2 million in losses were recorded. This resulted in a recorded net tax expense of $1.5 million on the 13.0 million pre-tax gain, or an effective tax rate applied against the gain of only 11.5%.

           Interpool Limited's pre-tax income (international sourced income) is taxed at a low rate (approximately 3%) due to the income tax convention between the United States and Barbados. The domestic intermodal division's pre-tax income (United States sourced income), including corporate activities and the results of operations of CAI, is taxed at the higher United States tax rates. During the three months ended September 30, 2005, 59% of taxable income was generated from United States sources, including the gain on sale associated with the equity investment, as compared to 46% during the three months ended September 30, 2004, thus contributing to the reduced provision for income taxes.

           Net Income.As a result of the factors described above, our net income increased to $43.2 million in the three months ended September 30, 2005 from $15.0 million in the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

           Equipment Leasing Revenue.Our equipment leasing revenues increased to $292.1 million for the nine months ended September 30, 2005, from $289.0 million in the nine months ended September 30, 2004, an increase of $3.1 million.

           Container leasing segment revenues decreased to $132.8 million for the nine months ended September 30, 2005, compared to $135.0 million in the nine months ended September 30, 2004, a decrease of $2.2 million or 2%. The decrease was primarily attributable to a reduction in container operating lease revenues of $1.2 million and a reduction in direct financing lease revenues of $1.0 million. The decrease in container operating lease revenues was primarily due to a decrease in utilization rates and a reduction in the average size of our container operating lease fleet. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire regardless of whether all of these units are generating revenue. Under this method, utilization rates of our container operating lease fleet were 97% and 99% at September 30, 2005 and 2004, respectively. This reduction in utilization was primarily the result of the acquisition of our new containers which have not yet been placed on lease. The utilization rates of our operating lease container fleet, considering CAI's actual utilization rates for our operating lease containers managed by CAI, were 94% and 96% at September 30, 2005 and 2004, respectively.

           Domestic intermodal equipment segment revenues increased to $159.3 million for the nine months ended September 30, 2005, from $154.0 million in the nine months ended September 30, 2004, an increase of $5.3 million or 3%. The increase was attributable to an increase in chassis operating lease revenues of $6.0 million, partially offset by a decrease in direct financing lease revenues of $0.8 million. The incremental chassis operating lease revenues were primarily due to an increase in our chassis operating lease fleet of 5% and an increase in the size and the performance of our chassis pool fleet which generally earns a higher daily rental rate. The decrease in direct financing lease revenues, as compared to the prior year period, was primarily due to the run-off of the finance lease portfolio at a rate which was faster than the addition of new leases to our direct financing leases portfolio. The utilization rates of our domestic intermodal chassis operating lease fleet were 96% and 97% at September 30, 2005 and 2004, respectively.

           Other Revenue. Our other revenues increased to $17.8 million for the nine months ended September 30, 2005, from $12.3 million in the nine months ended September 30, 2004, an increase of $5.5 million or 45%.

           Container leasing segment other revenues increased to $8.7 million for the nine months ended September 30, 2005, compared to $6.6 million in the nine months ended September 30, 2004, an increase of $2.1 million or 32%. The increase was primarily attributable to an increase in billable repairs to our lessees at the termination of a lease of $1.1 million and an increase in container positioning revenue of $0.9 million.

           Domestic intermodal equipment segment other revenues increased to $9.2 million for the nine months ended September 30, 2005, from $5.7 million in the nine months ended September 30, 2004, an increase of $3.5 million or 61%. The increase was primarily attributable to an increase in billable repairs to our lessees at the termination of a lease of $2.3 million and an increase in chassis positioning revenue of $1.2 million.

           Lease Operating and Administrative Expenses.Our lease operating and administrative expenses increased to $113.0 million for the nine months ended September 30, 2005 from $103.0 million in the nine months ended September 30, 2004, an increase of $10.0 million or 10%.

The increase was primarily due to:

•	An increase in maintenance and repair costs of $8.5 million primarily due to an increase in chassis assigned to chassis pools which generate higher daily rental rates and higher repair expenses. In addition, we experienced an increase in the number of chassis that were refurbished or remanufactured during the current period which resulted in an increase to maintenance and repairs costs. These increases were partially offset by a reduction in the repair activity within the container product line.

•	An increase in salary and employee related expenses of $3.0 million primarily related to an increase in headcount and other employee related costs.

•	An increase in positioning and handling expense for our equipment of $2.6 million.

•	An increase in legal and consulting fees of $0.7 million primarily due to increased consulting services in order to comply with the Sarbanes-Oxley Act and other corporate initiatives, partially offset by a reduction in services provided by a financial advisor as required by an amendment to a revolving credit facility and reduced legal fees incurred in connection with the Audit Committee and SEC investigations.

•	A decrease in equipment rental costs of $2.2 million primarily due to the buyout of leases related to container equipment which had previously been leased-in by CAI.

•	A decrease in storage costs of $2.0 million primarily due to increased utilization experienced within CAI's container fleet as well as our containers managed by CAI.

•	A decrease in audit expenses of $1.1 million.

A further breakdown of the lease operating and administrative expense variances, as compared to the prior period, by reportable segment is as follows:

•	Container leasing segment lease operating and administrative expenses decreased to $31.3 million for the nine months ended September 30, 2005 from $35.9 million in the nine months ended September 30, 2004, a decrease of $4.6 million or 13%. This decrease can be summarized as follows:

                                                                      Container
      (Dollars in millions)                                            Leasing
      ---------------------                                           ---------
       Equipment rental expense                                          $(1.9)
       Storage expense                                                    (1.6)
       Maintenance and repairs expense                                    (0.5)
       Positioning and handling expense                                   (0.5)
       Audit expense                                                      (0.3)
       Legal and consulting fees                                          (0.3)
       Salaries and employee related expense                               0.4
       Other, net                                                          0.1
                                                                           ----
       Total                                                             $(4.6)
                                                                         ======
•	Domestic intermodal equipment segment lease operating and administrative expenses increased to $81.7 million for the nine months ended September 30, 2005 from $67.1 million in the nine months ended September 30, 2004, an increase of $14.6 million or 22%. This increase can be summarized as follows:

                                                                     Domestic
                                                                    Intermodal
       (Dollars in millions)                                         Equipment
       ----------------------                                       -----------
       Maintenance and repairs expense                                   $9.1
       Positioning and handling expense                                   3.1
       Salaries and employee related expense                              2.5
       Legal and consulting fees                                          1.0
       Audit expense                                                     (0.7)
       Storage expense                                                   (0.4)
       Equipment rental expense                                          (0.3)
       Other, net                                                         0.3
                                                                         -----
       Total                                                            $14.6
                                                                        ======

           Provision for Doubtful Accounts. Our provision for doubtful accounts increased to $1.6 million for the nine months ended September 30, 2005 from $1.3 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, our nonperforming receivables, after write-offs during the period, decreased $1.3 million ($11.2 million at September 30, 2005 and $12.5 million at December 31, 2004). As of September 30, 2005 and December 31, 2004, our non-performing receivables, net of applicable reserves, were 0.54% and 1.01%, respectively, of accounts receivable, net. Our provision for doubtful accounts is provided based upon a quarterly review of the receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of direct financing lease receivables.

           Fair Value Adjustment for Derivative Instruments. Our non-cash fair value adjustment for derivative instruments income amounted to $1.6 million for the nine months ended September 30, 2005 as compared to income of $1.1 million for the nine months ended September 30, 2004. The income for the nine months ended September 30, 2005, as well as the prior year period, was primarily due to the change in fair value of interest rate swap agreements held which do not qualify as cash flow hedges.

           Fair Value Adjustment for Warrants. Our non-cash fair value adjustment for warrant income amounted to $30.2 million for the nine months ended September 30, 2005, without a similar item in the prior year period. The income for the nine months ended September 30, 2005 was due to the change during the first nine months of 2005 in the estimated fair value of the Warrants issued in September 2004 in connection with the 6.0% Notes, which Warrants are classified as a liability on the accompanying Condensed Consolidated Balance Sheets. The estimated fair market value of these Warrants decreased from $71.7 million at December 31, 2004 to $41.5 million at September 30, 2005. This reduction in the fair value of the Warrants resulted primarily from the change in the market value of our common stock during the first nine months of 2005. Because these Warrants are currently classified as a liability, any increase in the estimated fair market value of the Warrants results in a non-cash expense to the Condensed Consolidated Statements of Income. If the estimated fair market value of the Warrants decreases from period to period, the decrease in the liability is recorded as non-cash income in our Condensed Consolidated Statements of Income. Accordingly, future changes to the estimated fair market value of these Warrants have the potential to cause volatility in our future results.

           Depreciation and Amortization of Leasing Equipment. Our depreciation and amortization expenses decreased to $67.0 million for the nine months ended September 30, 2005, from $68.0 million for the nine months ended September 30, 2004, a decrease of $1.0 million or 1%. This decrease was primarily due to reductions in depreciation within the container leasing segment, partially offset by additions to our chassis operating lease fleet. For a majority of the current year period, the size of the container operating lease fleet was lower than the corresponding fleet size in 2004 due to ongoing sales of used containers. At September 30, 2005, the container fleet showed an increase over 2004 levels due to the acquisition of equipment during the late stages of the current year period.

           Impairment of Leasing Equipment. Our expense related to the impairment of leasing equipment decreased to $2.9 million for the nine months ended September 30, 2005, from $4.2 million for the nine months ended September 30, 2004, a decrease of $1.3 million. This decrease was primarily due to a reduction in impairment losses related to damaged equipment that was subsequently remanufactured ($0.8 million), as well as reduction in impairment losses for idle equipment ($0.5 million) which was primarily due to the favorable market conditions in the resale sector for containers.

           Income for Investment Accounted for Under the Equity Method. The decrease in income for the investment accounted for under the equity method of $0.4 million during the nine months ended September 30, 2005 resulted primarily from reduced earnings from this investment which was sold during the third quarter of 2005. (See Note 7 for further information on the sale of our equity investment).

           Gain on Settled Insurance Litigation. During the three months ended June 30, 2004, we signed an agreement settling the lawsuit and claims under our insurance policy related to the default of a South Korean customer. In connection with this settlement, we recognized a one-time gain of $6.3 million ($5.2 million, net of tax) related to the $26.4 million settlement of the claim. (See Note 6 – Commitments and Contingencies – Settled Insurance Litigation).

           Gain on Sale of Equity Investment During the three months ended September 30, 2005, we sold our share of a non-transportation company in which we held a minority equity position since 1997. In connection with this sale, we recognized a pre-tax gain of $13.0 million. (See Note 7 for further information on the sale of our equity investment).

           Other Income, Net. We had other income of $8.0 million during the nine months ended September 30, 2005 compared to $10.0 million of other income for the nine months ended September 30, 2004. The decrease of $2.0 million was primarily due to a decrease of $3.6 million in gains on equipment sales to third party investors recognized by CAI, and $0.8 million of costs related to the retirement of debt recognized during the three months ended September 30, 2005, without a similar item in the prior year period. The decrease in gains on equipment sales recognized by CAI was primarily due to a decrease in volume of units sold to third party investors during the current year period as well as a decrease in the margin recognized by CAI on sales to third parties. These decreases were partially offset by an increase in fee income of $0.5 million as compared to the prior year period. In addition we experienced an increase in gains on equipment sales of $1.5 million primarily due to the favorable market conditions in the resale sector for containers.

           Interest Expense. Our interest expense increased to $90.3 million in the nine months ended September 30, 2005 from $81.7 million in the nine months ended September 30, 2004, an increase of $8.6 million or 11%. This increase was primarily attributable to increased interest rates ($10.1 million) and an increase in amortization of deferred financing fees ($0.8 million). These increases were partially offset by a decrease of $2.5 million for bank fees incurred during the nine months ended September 30, 2004 in order to obtain waivers related to our delayed SEC filings. The increase in interest rates was due to an overall increase in interest rates for new borrowings, including the issuance during late 2004 of the $230.0 million of Notes due in 2014 which have an overall interest rate of 8.3%, including the amortization of the original issue discount.

           Interest Income. Our interest income increased to $8.2 million in the nine months ended September 30, 2005 from $1.9 million in the nine months ended September 30, 2004, an increase of $6.3 million. The increase in interest income was primarily due to an increase in average invested cash balances due to the proceeds received during late 2004 under new debt agreements, the partial liquidation of our investment in a private equity investment fund ($1.9 million), the receipt of $1.6 million of past due interest received on a note receivable which was accounted for as non-performing at December 31, 2004 due to the multiple extensions of the repayment terms by the borrower and higher interest rates on the invested cash balances.

           Minority Interest Expense, Net. The change in minority interest expense, net of $0.3 million for the nine months ended September 30, 2005 as compared to the prior year was primarily due to an increase in net income reported by our 50%-owned consolidated subsidiary, CAI.

           Provision for Income Taxes. We recorded an income tax provision of $10.0 million for the nine months ended September 30, 2005 as compared to $11.1 million for the nine months ended September 30, 2004. Even though there was a net increase in pre-tax income of $2.8 million, after adjusting for the $30.2 million permanent tax difference that arose from the non-cash income pertaining to the Warrant liability, the $1.1 million net decrease in the income tax provision resulted in part from a low effective tax rate (11.5%) applied against the pre-tax gain realized on the sale of an equity investment. This net decrease in the income tax provision was partially offset by a $0.4 million increase in the valuation allowance for state net operating losses.

           As described in Note 7, in September 2005, we sold an equity investment at a pre-tax gain of $13.0 million. In prior years we recorded no tax benefits relating to $9.2 million in recorded equity and impairment losses, since the realization of these tax benefits was not assured. With the sale of the equity investment, however, the tax benefits associated with the $9.2 million in losses were recorded. This resulted in a recorded net tax expense of $1.5 million on the $13.0 million pre-tax gain, or an effective tax rate applied against the gain of only 11.5%.

           Interpool Limited's pre-tax income (international sourced income) is taxed at a low rate (approximately 3%) due to the income tax convention between the United States and Barbados. The domestic intermodal division's pre-tax income (United States sourced income), including corporate activities and the results of operations of CAI, is taxed at the higher United States tax rates. During the nine months ended September 30, 2005, 44% of taxable income was generated from United States sources as compared to 41% during the nine months ended September 30, 2004. However, the lower effective tax rate associated with the sale of the equity investment resulted in a lower overall tax provision for 2005.

           Net Income.As a result of the factors described above, our net income increased to $80.5 million in the nine months ended September 30, 2005 from $46.4 million in the nine months ended September 30, 2004.

Liquidity and Capital Resources

           Historically, we have used funds from various sources to meet our corporate obligations and to finance the acquisition of equipment for lease to customers. The primary funding sources have been cash provided by operations, borrowings (generally from banks), securitization of lease receivables, the issuance of capital lease obligations, and the sale of our securities. In addition, we have generated cash from the sale of equipment being retired from our fleet. In general, we have sought to meet debt service requirements from the leasing revenue generated by our equipment. During the nine months ended September 30, 2005, our cash flow from operations plus cash collections net of earned income on direct financing leases totaled $173.9 million, $8.2 million more than the payments required for long-term debt and capital lease obligations during the same period. In addition, we had $122.2 million of unrestricted cash and marketable securities on hand and had unused financing commitments of $510.1 million available for future use under our existing lines of credit as of September 30, 2005 (excluding $66.0 million available under CAI's revolving credit facility). Further, as described in the Liquidity and Capital Resources section of our 2004 Form 10-K, the combination of unrestricted cash and marketable securities as of December 31, 2004 plus scheduled payments due to us under operating and direct financing lease agreements with our lessees during 2005 and 2006 is significantly more than our scheduled capital lease and debt service payments (principal and estimated interest) for those years.

           Our utilization rates, as well as those of our competitors are at high levels. We anticipate that demand for chassis and containers will continue to be strong in 2006, driven primarily by the fact that all major shipyards are reporting large order backlogs through 2008. As of September 30, 2005, the existing order backlog was enough to account for an increase of approximately 58% in the world's cellular container ship fleet and is expected to result in demand for a significant number of additional containers and chassis. Lease rates for new chassis rose steadily during the first half of 2005 due to both the increased cost of new equipment and the overall limitations in production space. Similarly, lease rates for used chassis rose from mid-2004 through the first half of 2005, largely due to the depletion of used chassis inventories and the rising price of new and remanufactured chassis. Although demand for new chassis remained strong in the third quarter of 2005, lease rates for both new and used chassis have leveled off in the third quarter. During the second and third quarters of 2005, we noted decreases in leasing demand for containers and in daily rental rates for long-term container leases. In addition lease rates for used containers were competitive for much of the past two years. We believe the recent softness in the container leasing market should be temporary due to the backlog of new container ships scheduled for delivery over the next several years and the normal retirement of older containers. We are not currently able to predict whether this decrease in demand represents a trend that will continue in the fourth quarter or thereafter although in general there has been a slowdown in third quarter container leasing demand as compared to earlier periods in 2005.

           We have usually funded a significant portion of the purchase price for new containers and chassis through secured borrowings from financial institutions under various credit facilities. However, from time to time we have funded new equipment acquisitions through the use of working capital and may finance this equipment at a later date. We have successfully added $345.5 million of net financing commitments for secured financing from January 1, 2005 to September 30, 2005. As of September 30, 2005 (excluding $66.0 million available under CAI's revolving credit facility), a total of $510.1 million of these financing commitments was available to us for future use. We are currently in negotiations with other potential lenders with regard to additional financings to support business growth.

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

Cash Flow

           Net cash provided by operating activities amounted to $105.8 million for the nine months ended September 30, 2005 compared to $125.8 million for the same period last year. While net income for the nine months ended September 30, 2005 was $34.1 million higher than net income for the nine months ended September 30, 2004, it included non-cash income of $30.2 million related to the adjustment of the estimated fair value of warrants issued by us in the third quarter of 2004 and a $13.0 million gain (11.5 million, net of tax) related to the sale of an equity investment. In addition, net income for the nine months ended September 30, 2004 included a gain on settled insurance litigation of $6.3 million ($5.2 million, net of tax). Excluding these adjustments for the fair value of the warrants and the gain on the sale of our equity investment in 2005 and the insurance settlement in 2004, net cash provided by these activities decreased $2.8 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The overall decrease in net cash provided by these activities was primarily due to an increase in accounts receivable ($5.4 million), the previously mentioned decrease in net income (as adjusted) and a reduction in cash provided by other receivables ($26.5 million) which is primarily due to the collection of $26.4 million received during the first nine months of 2004 resulting from the settled insurance claim, partially offset by a reduction in cash used for accounts payable and accrued expenses ($17.3 million). The remainder of the change in net cash provided by operating activities is primarily due to changes in other operating assets and liabilities in the ordinary course of business.

           Net cash used for investing activities amounted to $219.8 million for the nine months ended September 30, 2005 compared to $6.6 million for the same period in 2004. The increase in net cash used in these activities in 2005 as compared to 2004 was primarily due to an increase in acquisition of leasing equipment ($205.9 million) and a decrease in the proceeds from disposition of leasing equipment ($11.2 million), partially offset by proceeds from the sale of our equity investment (15.0 million).

           Net cash used for financing activities amounted to $50.0 million for the nine months ended September 30, 2005 compared to $3.6 million of net cash provided by financing activities for the same period in 2004. The change for these activities in 2005 as compared to 2004 was primarily due to an increase in the borrowings of revolving credit lines ($101.0 million), a decrease in repayment of long term debt and capital lease obligation ($49.1 million) and a decrease in repayment of revolving credit lines ($25.9 million), partially offset by a decrease in the proceeds from the issuance of debt ($227.7 million).

Debt and Capital Lease Obligations:

           The following table summarizes our debt and capital lease obligations as of September 30, 2005 and December 31, 2004:

                                                                                   (Dollars in Millions)
Total Debt and Capital Lease Obligations                                 September 30, 2005      December 31, 2004
-----------------------------------------                               --------------------    -------------------
Capital lease obligations payable in varying amounts through 2015              $350.2                  $329.6
Chassis Securitization Facility, interest at 5.95% and 5.99% at
  September 30, 2005 and December 31, 2004, respectively:
      Warehouse facility                                                        13.3                    22.5
      Debt obligation                                                           31.5                    53.9
      Capital lease obligation                                                 390.8                   397.8
Secured equipment financing facility, interest at 5.55% and 4.45% at
  September 30, 2005 and December 31, 2004, respectively, revolving period ending October 31, 2006, term out period ending April 30,
  2012                                                                         217.4                   243.0
Revolving credit facility CAI, interest at 5.42% and 4.56% at
  September 30, 2005 and December 31, 2004, respectively                       103.0                    65.0
Revolving credit facility, interest at 6.17% at September 30, 2005,
  revolving period ending September 2010                                        15.0                    ---
Revolving credit facility, interest at 5.52% at September 30, 2005 revolving period ending December 29, 2005,
  term out period ending December 29                                            30.0                    ---
6.00% Notes due 2014 (unsecured) net of unamortized discount of
  $32.0 million and  $33.7 million at September 30, 2005 and
  December 31, 2004, respectively                                              198.0                   196.3
7.35% Notes due 2007 (unsecured)                                                94.2                   115.4
7.20% Notes due 2007 (unsecured)                                                37.9                    45.3
9.25% Convertible redeemable subordinated debentures, mandatory
  redemption 2022 (unsecured)                                                   37.2                    37.2
9.875% Preferred capital securities due 2027 (unsecured)                        75.0                    75.0
Notes and loans repayable with various rates ranging from 4.83% to
  7.90% and maturities from 2006 to 2010                                        82.8                   137.2
                                                                                ----                   -----
Total Debt and Capital Lease Obligations                                     1,676.3                 1,718.2
                                                                             --------                --------
   Less Current Maturities                                                     192.2                   240.6
Total Non-Current Debt and Capital Lease Obligations                        $1,484.1                $1,477.6
                                                                            ========                ========

           Our debt consisted of notes and loans and capital lease obligations with installments payable in varying amounts through 2027, with a weighted average interest rate of 6.8% and 6.2% for the nine months ended September 30, 2005, and for the year ended December 31, 2004, respectively. The principal amount of debt and capital lease obligations payable under fixed rate contracts was $878.8 million at September 30, 2005. Remaining debt and capital lease obligations of $797.5 million were payable under floating rate arrangements, of which $524.5 million was effectively converted to fixed rate debt through the use of interest rate swap agreements. At September 30, 2005 and December 31, 2004, most of our debt and capital lease obligations were secured by a substantial portion of our leasing equipment, direct financing leases, and accounts receivable. Approximately $442.3 million of debt was unsecured at September 30, 2005 compared to $469.2 million at December 31, 2004. For further information on the accounting treatment for interest rate swap contracts see Note 4 to the Condensed Consolidated Financial Statements.

           New Financings:During the nine months ended September 30, 2005, we received an additional $345.5 million in net financing commitments. Commitments were received totaling $370.5 million, which included a five year revolving credit facility of $122.5 million, and an additional $248.0 million under a financing facility originally established on November 1, 2004 from a group of financial institutions, while we cancelled a financing commitment for $25.0 million that existed as of December 31, 2004. This commitment was cancelled to allow the financial institution involved to provide a larger commitment to a $150.0 million facility already established during December 2004. On July 1, 2005, we utilized $30.0 million of this $150.0 million commitment to finance equipment purchases. As of September 30, 2005, total commitments of $510.1 million were available for future use under our existing lines of credit, excluding $66.0 million available under CAI's revolving credit facility.

           The additional commitment of $248.0 million brings the total committed under the November 2004 facility to $500.0 million. This financing is secured by shipping containers and related leases owned by a special purpose consolidated subsidiary of the Company and leased to various third parties. The financing allows for advances from time to time up to the amount of available collateral under the facility, subject to a maximum principal amount that may be outstanding under the facility of $500.0 million. The interest rate under this facility is LIBOR plus 175 basis points, with a reduction to LIBOR plus 150 basis points possible as our credit rating improves. This agreement, as amended, required that we enter into interest rate swap contracts in order to effectively convert at least seventy percent of the debt associated with operating lease equipment and ninety percent of the debt associated with direct financing leases from floating rate debt to fixed rate debt. On March 31, 2005, we entered into three interest rate swap contracts with original notional amounts totaling $204.9 million. These interest rate swap contracts satisfied this requirement for the amounts funded to date and converted a significant portion of the debt outstanding from floating rate debt to fixed rate debt. The facility has a two-year term, after which the outstanding balance will be paid out in full over 66 months if it is not refinanced. At September 30, 2005, $217.4 million of debt was outstanding under this facility and $282.6 million was available for future use.

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

           During September 2005, we completed a secured revolving credit facility of $122.5 million for the financing of chassis equipment. The term of this facility is five years. The interest rate is set at LIBOR plus 1.375% until January 1, 2006, after which the rate is determined by a pricing grid related to a defined funded debt to tangible net worth ratio with interest rates ranging from LIBOR plus 1.00% to LIBOR plus 1.625%. We have utilized $15.0 million of this facility as of September 30, 2005.

           We also entered into a capital lease obligation transaction with a U.S. bank for $29.8 million during September 2005, which continues until September 2015. We have a bargain fixed purchase option at that time that we expect to exercise.

           On April 28, 2005, CAI replaced its $110.0 million secured revolving credit facility, which had an outstanding principal balance of $58.5 million as of March 31, 2005 (not including letters of credit in the aggregate amount of $6.0 million as of March 31, 2005), that was scheduled to expire on June 27, 2005 with a new secured revolving credit facility. The new credit facility has a total commitment amount of up to $175.0 million and was provided by a group of banks. The interest rate under the revolving line of credit varies depending upon whether the loans are characterized as base rate loans or Eurodollar rate loans. In addition, there is a commitment fee on the unused amount of the total commitment which fee is payable quarterly in arrears. The new credit facility provides that swing line loans (up to $10.0 million in the aggregate) and standby letters of credit (up to $15.0 million in the aggregate) will be available to CAI, which sublimits are part of, and not in addition to, the total commitment of $175.0 million under the new credit facility. The term of this revolving credit facility is three years. In connection with its first loan request under the new credit facility, CAI repaid the outstanding principal balance of $58.0 million on the existing revolving credit facility (plus interest and additional fees) and repaid $15.2 million of the amounts owed to us under the outstanding subordinated note issued by CAI to Interpool. At September 30, 2005, $103.0 million was outstanding under this facility. This senior credit facility contains various financial and other covenants. At September 30, 2005, CAI was in compliance with these covenants.

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

           Debt Modifications: We elected not to renew the warehouse facility associated with our chassis securitization financing. As a result of this decision, the warehouse facility was not extended beyond the scheduled expiration date of March 31, 2005. Accordingly, based on the terms of the securitization financing, all cash flow from the securitization that would normally be received by us after the requirements of the securitization financing are satisfied will be used to pay down the warehouse facility until it is paid in full. In addition, based on the terms of the securitization financing, the interest rate on the warehouse facility was increased by 100 basis points as of March 31, 2005. At September 30, 2005, $13.3 million was outstanding under this facility.

           During the three months ended June 30, 2005, we, the holders of a majority in principal amount of our 6% Notes due 2014 (the "Notes") and holders of a majority of our common stock purchase warrants (the "Warrants"), and the warrant agent for the holders of the Warrants, entered into amendments to certain agreements relating to the outstanding Notes and Warrants. These amendments extended the dates by which we are required to take certain actions with respect to the Notes and Warrants. Specifically, the amendments (i) extended from April 30, 2005 to June 30, 2005 the date by which we were required to seek stockholder approval for the purpose of ratifying the issuance of the Series B Warrants, (ii) extended from May 1, 2005 to August 1, 2005 the date by which we were required to file a registration statement with the Securities and Exchange Commission (the "SEC") with respect to the Warrants, (iii) extended from May 1, 2005 to August 1, 2005 the date by which we were required to file a registration statement with the SEC with respect to the Notes, and (iv) extended from October 1, 2005 to November l, 2005 the date on which liquidated damages will become payable with respect to the Notes and/or the Warrants if they have not been registered with the SEC. The registration statements for both the Notes and the Warrants were submitted to the SEC on August 1, 2005 but as of the date of this filing these registration statements had not become effective. During October 2005, we, the holders of a majority in principal amount of the Notes and the holders of a majority of the Warrants entered into additional amendments which had the effect of extending from November 1, 2005 to February 1, 2006 the date on which liquidated damages will become payable with respect to the Notes and/or the Warrants if they have not been registered with the SEC. As a result of these amendments, we are obligated to use commercially reasonable efforts to have these registration statements declared effective by the SEC by January 6, 2006. If either of these registration statements is not effective by February 1, 2006, we would be required to pay liquidated damages to the holders of these securities based upon a value of $150.0 million for the Notes and $150.0 million for the Warrants. For the first 90 days, the amount of liquidated damages to be paid related to the Warrants and the Notes will be calculated using a rate of 0.25% per annum for each day the registration statements are not effective after February 1, 2006. This percentage will be increased by 0.25% for each 90 day period, until these conditions are met, up to a maximum of 1.00% per annum.

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

           During October 2005, the Investor Rights Agreement was amended to permanently eliminate the liquidated damages penalty for the Warrants described above once the registration statement for the Warrants is declared effective by the SEC.

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

           In July and August 1997, we issued $225.0 million of ten year notes, comprised of $150.0 million of 7.35% Notes due 2007 and $75.0 million of 7.20% Notes due 2007. The net proceeds from these offerings were used to repay secured indebtedness, to purchase equipment and for other investments. During the third quarter of 2005, we retired $21.2 million of the 7.35% Notes and $7.4 million of the 7.20% Notes and recognized pre-tax costs related to this retirement of $0.8 million which has been reflected within other income, net on the accompanying Condensed Consolidated Statements of Income. As of September 30, 2005, $94.2 million and $37.9 million principal amount of the 7.35% and 7.20% Notes, respectively, remains outstanding.

           Covenants:Under our secured equipment financing facility established during November 2004 (and most of our other debt instruments), we were required to maintain covenants (as defined in each agreement) for tangible net worth (the most stringent of which required us to maintain tangible net worth of at least $300.0 million), a fixed charge coverage ratio of at least 1.5 to 1 and a funded debt to tangible net worth ratio (as defined in the agreement) of not more than 4.0 to 1. A servicing agreement to which we are a party requires that we maintain a tangible net worth (including our 9.875% preferred capital securities due 2027) of at least $375.0 million plus 50% of any positive net income reported from October 1, 2004 forward. Additionally, under a credit agreement, we are required to maintain a security deposit in the aggregate amount of at least 80% of the outstanding loan balances, including interest. This amounted to $3.8 million and $4.8 million at September 30, 2005 and December 31, 2004, respectively and is included in other assets on the Condensed Consolidated Balance Sheet. At September 30, 2005, under a restriction in our 6.0% Note Indenture, approximately $35.6 million of retained earnings were available for dividends.

           Other: As of September 30, 2005, our commitments for future capital expenditures totaled approximately $107.9 million with approximately $69.9 million committed for the remainder of fiscal 2005. Our available liquidity at September 30, 2005, including $576.1 million available under credit facilities, was $698.3 million after deducting $23.4 million of cash held within the chassis securitization. Required debt repayments and capital lease payments for the next 12 months totaled $192.2 million. Based on our existing cash balances, financings closed, and our financial projections of operating cash flow for the future, we believe that we will have sufficient liquidity to grow our portfolio while meeting our obligations and commitments as they become due.

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

Potential Repatriation of Foreign Earnings

           In October 2004, The American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act creates a temporary incentive for us to repatriate, before December 31, 2005, accumulated income earned abroad at an effective U.S. federal tax rate of 5.25%. We are currently evaluating the effects of the Act's repatriation provision and expect to complete and execute our plan, if any, by December 31, 2005. Should we decide to repatriate all or any portion of these unremitted foreign earnings, which at December 31, 2004 did not exceed $500.0 million (the limitation under the Act), a one-time charge, based on the 5.25% statutory U.S. federal tax rate in the Act, would be recorded to the Condensed Consolidated Statement of Income at the time we complete our evaluation of the amounts to be repatriated. Aside from the possibility that we may decide to repatriate all or a portion of our unremitted foreign earnings prior to December 31, 2005, we do not intend to make any other change to our policy of indefinitely reinvesting accumulated earnings of Interpool Limited and expect to continue this policy in 2006.

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

           The following table sets forth principal cash flows and related weighted average interest rates by expected maturity dates for debt and capital lease obligations at September 30, 2005:

                              Total                      13-24        25-36        37-48        49-60
 (Dollars in Thousands)    Obligation    0-12 months    months       months       months       months     Thereafter
------------------------ ------------- --------------- ---------- ----------- ------------- ----------- -------------

Variable rate facilities    $273,021      $25,453      $36,624     $133,771      $25,005      $45,986       $6,182
Average interest rate %                      5.4%         5.4%         5.4%         5.5%         5.4%         5.4%

Fixed rate facilities(1)   1,403,322      166,718      235,272       88,117      104,424       80,982      727,809
Average interest rate %                       6.8%        6.8%         6.9%          7.0         7.1%         7.1%

Total Debt                $1,676,343     $192,171     $271,896     $221,888     $129,429     $126,968     $733,991
Average interest rate %                      6.6%         6.6%         6.8%         6.9%         7.1%         7.1%

(1)  These fixed rate facilities include variable instruments that have been effectively converted to fixed rate debt through the use of interest rate swap agreements.

           The principal amount of debt and capital lease obligations payable under fixed rate contracts was $878.8 million at September 30, 2005. Remaining debt and capital lease obligations of $797.5 million are payable under floating rate arrangement, of which $524.5 million has been effectively converted to fixed rate debt through the use of interest rate swap agreements.

           Based on outstanding debt balances at September 30, 2005 of variable rate facilities, which have not been effectively converted to fixed rate debt through the use of interest rate swaps, a 10% change in variable interest rates would have resulted in approximately a $1.1 million change in pre-tax earnings.

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

           At September 30, 2005, approximately 45% of accounts receivable and 73% of the net investment in direct financing leases were from customers outside of the United States.

           At September 30, 2005, our top 25 customers represented approximately 76% of consolidated billings, with no single customer accounting for more than 8.3%.

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

           Under the supervision and with the participation of its management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of September 30, 2005. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of such date due to the material weaknesses in the Company's internal control over financial reporting that were identified in connection with the preparation of the Company's annual financial statements for 2004 and were described in the Company's Annual Report on Form 10-K (as amended) for the year ended December 31, 2004. These weaknesses were as follows:

•	Non-routine transactions. The Company lacked effective communication and review of the accounting for certain non-routine transactions.

•	Elimination of intercompany transactions. The Company lacked policies and procedures for identifying and reviewing the propriety of the elimination entries within its consolidation on a timely basis.

•	Inadequate review procedures and segregation of duties. There was inadequate management review of transactions generated in the billing and procurement processes to ensure the accuracy and completeness of transactions administered by those departments as well as inadequate segregation of duties in the billing, accounts receivable and accounts payable departments.

•	Interest rate swap transactions. The Company lacked adequate technical expertise related to accounting for derivative instruments, including the preparation of the formal documentation required under SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133").

•	Income taxes.The Company lacked adequate technical expertise related to accounting for income taxes and lacked adequate and effective analysis and management review of the relevant documentation supporting the deferred tax asset and liability accounts.

•	Account reconciliations.The Company's accounting department was not adequately staffed with trained personnel, which resulted in a lack of complete and timely reconciliations between the subsidiary and general ledger for accounts receivable and intercompany accounts.

•	Direct financing leases. The Company's lease accounting system was not designed to adequately account for all types of direct financing lease transactions in accordance with U.S. generally accepted accounting principles.

•	Security of information technology. The Company's information systems lacked security policies and procedures, including appropriate encryption and standard security settings and lacked system access controls over certain spreadsheets supporting financial information and other information systems.

•	Design of equipment leasing systems. The Company's systems for equipment leasing did not have certain automated interfaces thereby requiring significant manual intervention for the billing and processing of lease equipment transactions.

           In light of these material weaknesses, the Company performed additional analyses and other post-closing procedures to ensure the Company's condensed consolidated financial statements included in this Form 10-Q for the period ended September 30, 2005 have been prepared in accordance with U.S. generally accepted accounting principles.

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

           As disclosed in the Company's 2002, 2003 and 2004 Form 10-K reports (including the Company's amended Form 10-K report for 2004), and in the Company's 2003, 2004 and 2005 Form 10-Q reports, the Company had previously concluded that certain internal control deficiencies identified by its external auditors and by management, as well as through the investigation by the Audit Committee of the Board of Directors, constituted "material weaknesses" or "significant deficiencies" as defined by the Public Company Accounting Oversight Board (United States).

           The Company has taken various corrective actions to remediate the material weaknesses noted above. By their nature such actions require a period of time to become fully effective. These remedial actions are as follows and are more fully discussed in the Company's amended Form 10-K:

•	Non-routine transactions. The Company has put in place procedures to address these issues, including the establishment of regularly scheduled meetings attended by management, outside counsel and members of its Audit Committee. The Company believes that these procedures will remediate these deficiencies during 2005.

•	Elimination of intercompany transactions. The Company has implemented a procedure to review intercompany accounts on a quarterly basis to identify appropriate intercompany eliminations and believes that this procedure is generally working effectively. However, a sufficient period of time has not elapsed to effectively evaluate this remediation. After completing a review of the Company's remaining intercompany elimination entries and reassigning responsibility for the elimination entries, the Company believes that this weakness has been properly addressed.

•	Inadequate review procedures and segregation of duties. The development of narrative descriptions for these processes and the evaluation of the related risks and controls required to complete the work required by Section 404 of the Sarbanes-Oxley Act of 2002, provided documentation of the policies and procedures in these areas as well as the actions required to remediate any deficiencies. Implementation of remedial actions has begun in these areas, and the re-testing of the design and effectiveness of those actions will be performed in each area after all remedial actions in such area have been implemented. The Company believes that these weaknesses will be remediated during 2005.

•	Interest rate swap transactions. The Company has thoroughly reviewed its documentation for all current hedging strategies and is improving the skill sets within the organization in order to improve the accounting of its hedging relationships under the provisions of SFAS 133. The Company believes that this deficiency will be remediated during 2005.

•	Income taxes. During the second half of 2004, the Company hired an experienced tax professional, who is also a certified public accountant. The Company believes that this staffing addition and the procedures being implemented with regard to the communication and review of complex transactions will remediate this weakness during 2005, but the Company will monitor this area closely and take further actions, including additional staffing, if required.

•	Account reconciliations. During 2004, the Company hired eight additional people in its accounting department in order to address the weakness in this area. As of the date of this filing, all account reconciliations are current and the Company believes that it will be able to report that this area has been remediated during 2005. However, the Company believes that additional attention must be paid to staffing within the accounting department and throughout the Company. During 2005, the Company is continuing to review its staffing levels and is continuing to evaluate whether the current skill sets of its employees are adequate to ensure that it has a strong and effective control environment. The Company is monitoring this area closely, will make any necessary staffing changes and will also ensure that additional training is made available to its staff, as required.

•	Direct financing leases. Management has reassigned responsibilities and manually verified the classification and income recognition for all new direct financing leases. In addition, the Company has initiated changes to its lease contracts to simplify the income recognition related to these direct financing leases. The Company also has purchased and installed a new accounting system to address the ongoing accounting and to reduce its reliance on manual verification of the accounting for its direct financing leases. This system became operational for the chassis business on January 1, 2005, and for the container business during the third quarter of 2005. The Company believes that this system, combined with improved knowledge of lease accounting under the provisions of SFAS 13 and the changes made to the lease contracts, has resolved the weaknesses in this area as of September 30, 2005.

•	Security of information technology. The lack of comprehensive encryption procedures will be remediated in 2005 by implementing both virtual private network and secure socket layer technologies for employees located outside the Company's Princeton, NJ, New York, NY, and Westchester, IL offices. For employees located in the three offices mentioned, the problem has been corrected through direct point-to-point network connections to the Company's data center. The Company has completed the documentation of standards for setting security parameters for its operating systems. The Company has initiated a project that will result in defining and establishing appropriate access to its information systems and spreadsheets, with the exception of its leasing system, and expects that the project will be completed, and appropriate access controls in place, by December 31, 2005. Access controls for the leasing system are being addressed as the Company develops its new asset management system, completion of which is expected during the first half of 2006 with individual modules becoming operational earlier.

•	Design of equipment leasing systems. The development of enhanced information systems is the ultimate remediation in these areas and the Company has already begun to develop such systems. The Company believes that the implementation of such systems will reduce the requirement for substantive manual testing and, therefore, reduce the possibility for error. It is management's expectation that all systems will be operational during the first half of 2006, with individual modules becoming operational earlier. Nevertheless, the Company believes the implementation of manual compensating controls will resolve this weakness during 2005.

           In addition, the Company hired a Vice President–Internal Audit during the second quarter of 2005.

           Management believes that the actions described above, when fully implemented, will be effective in remediation of the material weaknesses discussed above.

           The Company has assigned the highest priority to the short and long-term correction of the internal control deficiencies that have been identified and is initiating the remedial measures necessary to analyze and monitor its control environment and to address any weaknesses and deficiencies. The adequacy of the remedial measures taken by the Company in resolving these weaknesses will be evaluated during 2005, and in connection with the audit of the Company's year-end financial statements, by both the Company's internal auditors and external auditors.

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

Stockholder Litigation

           In February and March 2004, several lawsuits were filed in the United States District Court of the District of New Jersey, by purchasers of the Company's common stock naming the Company and certain of its present and former executive officers and directors as defendants. The complaints alleged violations of the federal securities laws relating to the Company's reported Consolidated Financial Statements for the years ended December 31, 2000 and 2001 and the nine months ended September 30, 2002, which the Company announced in March 2003 would require restatement. Each of the complaints purported to be a class action brought on behalf of persons who purchased the Company's securities during a specified period. In April 2004, the lawsuits, seeking unspecified amounts of compensatory damages and costs and expenses, including legal fees, were consolidated into a single action with lead plaintiffs and lead counsel having been appointed. The plaintiffs filed a consolidated amended complaint in September 2004, which included allegations of purported misstatements and omissions in the Company's public disclosures throughout an expanded purported class period from March 31, 1999 through December 26, 2003.

           In November 2004, the Company and other defendants filed a motion to dismiss the amended complaint. The motion to dismiss was granted by the District Court on August 18, 2005, dismissing the plaintiffs' claims in their entirety and with prejudice. On September 19, 2005, the plaintiffs filed a notice of appeal of the dismissal order, thereby initiating a review of the District Court's decision by the United States Court of Appeals for the Third Circuit. In the event the District Court's decision granting the Company's motion to dismiss is reversed, the Company would expect to incur additional defense costs typical of this type of class action litigation. If the Company becomes required to defend this lawsuit beyond the current appellate stage as a consequence of an adverse result on appeal, the Company intends to do so vigorously but is unable at this time to ascertain the impact the litigation may have on its financial condition and results of operations. On the other hand, if the District Court's decision is affirmed after full appellate review, the case and its associated litigation costs will be concluded.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits: Exhibit 10:	Material Contracts

10.73	Employment Agreement dated July 2, 2005 between the Company and Herbert Mertz (incorporated by reference to Report on Form 8-K dated August 1, 2005).

10.74	Third Amendment to the Investor Rights Agreement dated October 27, 2005.

10.75	Fourth Amendment to the Investor Rights Agreement dated October 28, 2005.

10.76	Third Amendment to the Registration Rights Agreement dated October 28, 2005.

Exhibit 31:	31.1 31.2 32.1 32.2	Certification of Martin Tuchman. Certification of James F. Walsh. Certification of Martin Tuchman. Certification of James F. Walsh.

Exhibit 99:	Press Releases dated:

August 5, 2005	Interpool Files June 30, 2005 Form 10-Q with Securities and Exchange Commission.

August 19, 2005	Court Dismisses Class Action Lawsuit Against Interpool.

September 14, 2005	Interpool, Inc. To Pay Cash Dividend on Common Stock.

(b) Reports on Form 8-K:

           On July 6, 2005, the Company filed a Form 8-K in which it was reported that the Company had entered into certain amendments effective June 29, 2005 relating to the Company's 6% Notes Due 2014 and Warrants. As amended, the agreements extend the time within which the Company must file a registration statement on the appropriate forms with the Securities and Exchange Commission in connection with both the Notes and the Warrants. In the event that the Registration Statements are not filed by August 1, 2005 and effective on or before November 1, 2005, certain liquidated damages will become payable by the Company.

           On July 23, 2005, the Company filed a Form 8-K for the purpose of refiling a Form 8-K which was previously filed on May 27, 2005 inadvertently using the Edgar codes for the Company's wholly owned subsidiary, Interpool Limited. The Form 8-K reported that the Employment Agreement between the Company and James F. Walsh, Executive Vice President and Chief Financial Officer, had been extended through November 16, 2006 and amended. Under the terms of the Extension and Amendment No. 1 dated as of May 18, 2005 to Employment Agreement, Mr. Walsh's base salary for fiscal 2005 was increased to $315,000.00, the vesting schedule of Mr. Walsh's stock appreciation rights was accelerated and options to purchase 25,000 shares of the Company's common stock were granted.

           On August 5, 2005, the Company filed a Form 8-K in which it was reported that the Company's wholly owned subsidiary, Trac Lease, Inc. had entered into an Employment Agreement dated July 21, 2005 with Executive Vice President of the Company and Chief Operating Officer of Trac Lease, Inc., Herbert Mertz, for a term commencing July 1, 2006 and expiring on December 31, 2006. The subject Employment Agreement serves to renew the term and revise certain provisions of the existing agreement between the Company and Mr. Mertz which expires on December 31, 2005. Under the terms of the Employment Agreement, Mr. Mertz will be paid a base salary of $300,000.00 and be entitled to receive discretionary bonuses and a target bonus upon the successful completion of performance objectives as determined by the Compensation Committee from time to time. In addition, options to purchase 50,000 shares of the Company's common stock, vesting in installments in 2006 and 2007, were granted. The Employment Agreement also contains provisions which entitle Mr. Mertz to severance payments in the event that the Employment Agreement is not renewed, is terminated for any reason other than cause or disability or upon a change of control. In the event of termination, Mr. Mertz has agreed not to compete with the Company for a period of two years.

           On August 23, 2005, the Company filed a Form 8-K in which the Company reported that the Company's motion to dismiss the consolidated class action lawsuit against the Company relating to the restatement of the financial results for the years 2000 through 2002 had been granted by the United States District Court for the District of New Jersey.

           On September 23, 2005, the Company filed a Form 8-K reporting that an appeal to the decision to dismiss the consolidated class action complaint against the Company relating to the restatement of the financial results for the years 2000 through 2002 had been filed by the plaintiffs in the United States District Court for the Third Circuit.

ITEM 7.	Submission of Matters to a Vote of Security Holders None

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2005	INTERPOOL, INC. By /s/ Martin Tuchman Martin Tuchman Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Director (Principal ExecutiveOfficer)

Dated: November 9, 2005	INTERPOOL, INC. By /s/ James F. Walsh James F. Walsh Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Filed with Interpool, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005

Exhibit 10:	Material Contracts

10.73	Employment Agreement dated July 21, 2005 between the Company and Herbert Mertz (incorporated by reference to Report on Form 8-K dated August 1, 2005).

10.74	Third Amendment to the Investor Rights Agreement dated October 27, 2005.

10.75	Fourth Amendment to the Investor Rights Agreement dated October 28, 2005.

10.76	Third Amendment to the Registration Rights Agreement dated October 28, 2005.

31.1	Certification of Martin Tuchman.

31.2	Certification of James F. Wash.

32.1	Certification of Martin Tuchman.

32.2	Certification of James F. Walsh.

99.1	Press Release dated August 5, 2005

99.2	Press Release dated August 19, 2005

99.3	Press Release dated September 14, 2005