Form 10-K
period 2005-12-31
INTERPOOL INC
filed 2006-03-31
CIK 898777

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

_________________

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name on Each Exchange on which Registered

COMMON STOCK, PAR VALUE $.001 9.25% CONVERTIBLE REDEEMABLE SUBORDINATED DEBENTURES	NEW YORK STOCK EXCHANGE NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  |_|  No  |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes  |_|  No  |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  |X|  No  |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  |_|

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b(2) of the Exchange Act. (Check one).

Large accelerated filer  |_|   Accelerated filer  |X|  Non-accelerated filer  |_|

Indicate by check mark if the registrant is a shell company, in Rule 12b(2) of the Exchange Act.  Yes  |_|  No  |X|

The aggregate market value of the 10,326,072 shares of the registrant’s voting stock held by non-affiliates of the registrant was $203,836,661, based upon the closing price of $19.74 per common share, as quoted on the New York Stock Exchange on March 1, 2006.

At March 1, 2006, there were 28,500,496 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

INTERPOOL, INC.

FORM 10-K

TABLE OF CONTENTS

Item	Page

PART I ITEM 1. ITEM 1A. ITEM 1B. ITEM 2. ITEM 3. ITEM 4.	BUSINESS RISK FACTORS UNRESOLVED STAFF COMMENTS PROPERTIES LEGAL PROCEEDINGS SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	3 3 18 27 27 28 29

PART II ITEM 5. ITEM 6. ITEM 7. ITEM 7A. ITEM 8. ITEM 9. ITEM 9A. ITEM 9B.
MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
SELECTED FINANCIAL DATA
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
CONTROLS AND PROCEDURES
	OTHER INFORMATION	30 30 31 32 82 86 149 149 157

PART III ITEM 10. ITEM 11. ITEM 12. ITEM 13. ITEM 14.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
EXECUTIVE COMPENSATION
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
	PRINCIPAL ACCOUNTANT FEES AND SERVICES	158 158 165 180 183 186

PART IV ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	188 188

SIGNATURES	197

PART I

ITEM 1.	BUSINESS

General

All fleet statistics including the size of the fleet, utilization of the leasing equipment or the rental rates per day that are set forth in this Annual Report on Form 10-K include only our equipment, including that portion of our equipment managed by Container Applications, Inc. ("CAI"). To the extent that our equipment is managed by CAI, the equipment is considered fully utilized since it is not available for us to put on hire regardless of whether all of the units are generating income. All equipment owned by CAI or managed by CAI (with the exception of equipment owned by us and managed by CAI) is excluded from all statistics, unless otherwise indicated. In addition, all of our chassis assigned to chassis pools are considered fully utilized. This exclusion of information relative to CAI, unless indicated otherwise, provides a focus on the drivers, which are critical to our core business. The market share, ranking and other data contained in this Annual Report on Form 10-K are based either on our management's own estimates, independent industry publications, reports by market research firms or other published independent sources and, in each case, are believed by management to be reasonable estimates. However, market share data is subject to change and cannot always be verified with certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, might not be reliable.

We believe we are the largest lessor of intermodal chassis in North America and one of the world's leading lessors of intermodal dry freight standard containers. At December 31, 2005, our chassis fleet totaled approximately 226,000 chassis and our container fleet totaled approximately 832,000 twenty-foot equivalent units ("TEU"). From 1999 to 2004, we increased the size of our chassis fleet at a compound annual rate of approximately 18%, primarily as the result of the chassis fleet acquired during 2000 from the North American Intermodal Division of Transamerica Leasing, Inc. ("TA"), and the purchase and leaseback of approximately 20,000 chassis with a shipping line customer during 2001 and 2002. During 2005 our chassis fleet grew by 9%. During the period from 1999 to 2004, we increased our container fleet at a compound annual rate of 7%. During 2005, our total container fleet increased by 3%, which was primarily impacted by the contractual runoff of the container direct financing lease portfolio.

We concentrate on leasing equipment to our customers on a long-term basis (leases for a term greater than one year). Substantially all of our new equipment is initially leased for terms of five to eight years and approximately 75% of our total fleet of chassis and 77% of our total fleet of containers are currently on long-term lease. We believe our focus on long-term leasing has enabled us to:

•	Maintain high utilization rates of our equipment fleet, consisting of both operating and direct financing leases, which over the last five years averaged 98% for containers and 95% for chassis;

•	Achieve more stable and predictable operating results; and

•	Concentrate on the expansion of our asset base through the purchase and lease of new equipment.

Approximately 7% of our chassis are currently leased on a short-term basis, representing long term leases winding down, or to satisfy customers' seasonal requirements and to provide operational flexibility, generally at higher rates than under long-term leases. In addition, for customers who require daily or weekly chassis rentals, we operate chassis pools at major domestic shipping ports and rail terminals, comprising about 12% of our chassis fleet.

Approximately 20% of our containers are currently leased on a short-term basis. Our 50%-owned consolidated subsidiary, CAI, markets our containers available for short-term leasing as part of its fleet, facilitating redeployment of our containers at the end of long-term leases. Our relationship with CAI maximizes utilization of our container fleet and increases our influence in the marketplace by giving us one of the world's largest container lessor fleets on a combined basis. At December 31, 2005, CAI had a container fleet of approximately 597,000 TEU. Approximately 143,000 TEU were owned by CAI (or financed under operating leases) with the remaining 454,000 TEU managed for others. CAI's managed equipment included approximately 149,000 TEU that were managed for us.

We have been involved in the business of leasing transportation equipment since 1968. We lease our chassis and containers to a diversified customer base of almost 600 shipping and transportation companies throughout the world, including nearly all of the world's 25 largest international container-shipping lines and major North American railroads. We provide customer service and market to our customers through a worldwide network of offices and agents. We believe one of the key factors in our ability to compete effectively has been the long-standing relationships that we have established with most of the world's large shipping lines and major North American railroads. As a result of these relationships, 23 of our top 25 customers have been customers for at least 10 years.

March 2006 Sale of Containers

On March 29, 2006, our wholly owned container leasing subsidiary, Interpool Containers Limited ("ICL"), completed the sale of approximately 273,200 standard dry marine cargo containers, together with an assignment of all rights of ICL under existing leases for these containers with our customers, to a newly formed subsidiary of an investor group based in Switzerland (the "Purchaser"), pursuant to a Sale Agreement dated March 14, 2006 (the "Sale Agreement"). Although the sale was completed on March 29, 2006, the Sale Agreement stipulates that the Purchaser will be entitled to the net operating income attributable to the containers sold to the Purchaser from and after April 1, 2006. The aggregate cash purchase price paid by the Purchaser was approximately $515.9 million. The containers sold represent approximately 74% of the standard dry marine cargo containers owned by us at December 31, 2005 that were in our operating lease fleet, including most of the containers managed for us by our 50% subsidiary CAI. The sale did not include containers subject to existing direct financing leases with customers.

In connection with the Sale Agreement, both we and CAI entered into management agreements with the Purchaser (the "Management Agreements") under which CAI agreed to perform management services on behalf of the Purchaser with respect to the containers sold, including billing, collecting, lease renewal, operations and disposition activities, in consideration of a management fee equal to 4% of the net operating income attributable to containers under long-term operating leases, and 9% of the net operating income attributable to containers under short-term operating leases. The Management Agreements designate ICL to serve as sub-manager of the containers currently under long-term lease for such period of time as we may elect, up to the respective dates when the containers are returned by their current lessees. During that period, ICL will be entitled to receive the management fees described above. The duration of the Management Agreements will be ten years from the closing date, subject to extension for up to two additional years at the Purchaser's option. Our existing agreements with CAI are being modified to reflect these new arrangements.

We intend to continue to make container acquisitions in the future and will continue to be engaged in the business of leasing containers and related equipment to our customers under both operating and direct financing leases. Neither the Sale Agreement nor the Management Agreements restricts us from engaging in any business in the future or from acquiring containers for lease to customers.

The Sale Agreement does not contain any provision that would require us to repurchase the containers from the Purchaser based upon the occurrence of future events.

We will use the proceeds from the sale of the containers to reduce indebtedness, for equipment acquisitions and for other general corporate purposes.

As a result of the consummation of these transactions, we expect to report a gain on the sale of the containers to the Purchaser during the quarter ending March 31, 2006. The after-tax amount of this gain is expected to be approximately $61.0 million, subject to closing adjustments and final accounting review. Effective April 1, 2006, we will no longer record leasing revenue relating to the containers sold to the Purchaser, but we or CAI will instead record management fee revenue relating to the sold containers under the Management Agreements.

Industry Overview

The fundamental components of intermodal transportation are the chassis and the container. When a container ship arrives in port, each marine container is removed from the ship and loaded onto a chassis or rail car. Most containers are constructed of steel in accordance with recommendations of the International Standards Organization ("ISO"). The basic container type is the general-purpose dry freight standard container, which measures 20 or 40 feet long, 8 feet wide and 8 1/2 or 9 1/2 feet high. In general, 20-foot containers are used to carry heavy, dense cargo loads (such as industrial parts and certain food products) and can also operate in areas where transportation facilities are less developed, while 40-foot containers are used for lighter weight finished goods (such as apparel, electronic appliances and other consumer goods) in areas with better developed transportation facilities. A chassis is a rectangular, wheeled steel frame, generally 23 1/2 or 40 feet in length, built specifically for the purpose of transporting a container. Longer sized chassis, designed solely to accommodate domestic containers, can be up to 53 feet in length. Once mounted, the chassis and container are the functional equivalent of a trailer. When mounted on a chassis, the container may be trucked either to its final destination or to a railroad terminal for loading onto a rail car. Similarly, a container shipped by rail may be transferred to a chassis to travel over-the-road to its final destination. As the use of containers has become a predominant factor in the intermodal movement of cargo, the chassis has become a prerequisite for the domestic segment of the journey. A chassis seldom travels permanently with a single container, but instead serves as a transport vehicle for containers that are loaded or unloaded at ports or railroad terminals. Because of differing international road regulations and non-uniformity of international standards for chassis, chassis used in the United States are seldom used in other countries.

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

Between 1990 and 2004, worldwide container traffic at the world's major ports has grown at a compound annual rate of 10.4%, calculated using the Containerisation International Yearbook of 1992 and 2006.

The demand for containers is influenced primarily by the volume of international and domestic trade. In recent years, however, the rate of growth in the container industry has exceeded that of world trade as a whole due to several factors, including:

•	The existence of geographical trade imbalances;

•	The trend in outsourcing manufacturing to lower labor rate areas;

•	The expansion of shipping lines including the increasing capacity of container vessels;

•	The growing reliance by manufacturers on "just-in-time" delivery methods; and

•	Increased exports by technologically advanced countries of component parts for assembly in other countries and the subsequent re-importation of finished products.

In recent years, domestic railroads and trucking lines have begun actively marketing intermodal services for the domestic transportation of freight. We believe that this trend should serve to accelerate the growth of intermodal transportation resulting in increased chassis and container demand. In addition, due to the increased volume of cargo movement in and out of railroad terminals, the railroads are reconfiguring the patterns of container and chassis activity on the terminals. In a growing number of locations they are requiring empty containers to be moved off of the terminal, a process that requires additional chassis to service the additional container movements. Railroads are also increasing the use of neutral chassis pooling operated by leasing companies to aid efficiency.

The Leasing Market

Leasing companies own a significant portion of North America's chassis and of the world's container fleet and we believe the balance is owned predominantly by shipping lines and railroads. Leasing companies have maintained this market position because container shipping lines and railroads receive both financial and operational benefits by leasing a portion of their equipment. The principal benefits of leasing are the following:

•	To provide shipping lines and railroads with an alternative source of financing in a traditionally capital-intensive industry;

•	To enable shipping lines and railroads to expand their routes and market shares at a relatively inexpensive cost without making a permanent commitment to support their new structure;

•	To enable shipping lines and railroads to benefit from leasing companies' relationships with equipment manufacturers;

•	To enable shipping lines and railroads to accommodate seasonal use and/or geographic concentration, thereby limiting their capital investment and storage costs;

•	To enable shipping lines and railroads to maintain an optimal mix of equipment types in their fleets; and

•	To enable shipping lines, railroads, and terminal facilities to operate more efficiently by offering pools of equipment at selected locations for daily rental.

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

Business Strategy

Our objective is to continue to expand on our market position as a leading long-term lessor of intermodal transportation equipment. To achieve this objective, we intend to continue to:

•	Focus on our core business of North American chassis and international marine container leasing. Our strong market positions in the chassis and container leasing businesses provide us with economies of scale that benefit our customers. Our equipment and operations are located worldwide to meet our domestic and international customers' needs in a timely manner. In addition, we are able to focus our management and financial resources to compete effectively for equipment leasing requirements of all quantities.

•	Concentrate on long-term leasing to achieve high utilization rates and to minimize the impact of economic cycles on earnings. We concentrate on long-term leases in order to minimize the impact of economic cycles on our equipment leasing revenues and to achieve high utilization and more stable and predictable earnings. The lower rate of turnover provided by long-term leases enables us to concentrate on the expansion of our asset base through the purchase and lease of new equipment, rather than on the repeated re-marketing of our existing fleet.

•	Acquire assets at the lowest possible cost through volume purchases and joint venture arrangements with manufacturers. In the last several years, China has emerged as the primary supplier of chassis for the U.S. market. We believe our position as a significant purchaser of Chinese produced chassis allows us to create preferential pricing programs with all major foreign chassis suppliers.

•	Re-marketing of equipment when returned by lessees. When long-term leases reach their termination date, we make every effort to extend the lease with the customer that originally leased the equipment, or we may offer a lease term extension with a purchase option, resulting in the lease becoming a direct financing lease. In addition, we may lease the equipment to another customer for an extended term or we may make the containers available to our 50%-owned consolidated subsidiary, CAI, which manages our containers in the short-term marketplace. This allows us to maintain our focus on long-term leasing while CAI expands its fleet of equipment that it manages for us and for others, providing CAI with further economies of scale.

•	Maximize residual value. At the end of the economic life of a container, it will be sold in the second hand market place for use in less developed trades or in the non-maritime sector for storage purposes. We maintain relationships with wholesalers, depot operators, mini storage operators, construction companies and others that are in the market to purchase used containers. In addition, we can authorize CAI to sell containers, which they have been managing for us. We typically do not sell used chassis because a chassis usually can be re-manufactured to give it essentially a new useful life.

•	Make strategic acquisitions of complementary businesses as well as strategic acquisitions or dispositions of asset portfolios on an opportunistic and financially disciplined basis. We have acquired, and may continue to acquire, equipment portfolios from time to time when attractive opportunities arise to expand our fleet. At the same time, we consider opportunities to sell assets on favorable terms. For example, our March 29, 2006 sale of a substantial majority of our operating lease container fleet to an investor group enabled us to substantially reduce our secured debt, improve our capital structure and reduce our future borrowing costs, while at the same time ensuring that we or our subsidiary CAI would continue to collect management fee revenue from this equipment portfolio as we will be performing ongoing management services on behalf of the investor group. We intend to continue to review both acquisition and disposition opportunities whenever asset prices and market conditions are favorable.

•	Work with port terminals and railroads to offer attractive chassis pool management services and availability of equipment, to increase our chassis pool fleet. We intend to continue to offer management services through "Poolstat"(TM)which will forge both short-term and long-term opportunities.

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

Frequently, a lessee will desire to retain long-term leased equipment well beyond the initial lease term. In these cases, long-term leases will be renewed at the then prevailing market rate, for one to five-year periods or as a direct financing lease.

Chassis Pools. Chassis have been leased in pooled arrangements at marine ports since the mid 1980's. Chassis pools are locations where a lessor provides a group of chassis in a single port terminal location to be rented on a daily basis. A customer who signs our pool agreement and has appropriate credit is allowed to rent any chassis in the pool at any time. The industry term for this type of chassis pool is called a "neutral" pool, because the chassis are provided by a neutral third party rather than the shipping lines themselves. A shipping line notifies a trucker to pick up a chassis from the pool and then proceed to pick up the designated container for movement. The chassis is returned by the trucker to the pool when the move is complete. The shipping line or other customer pays only for the number of days it uses the chassis. Pool rental rates are higher than term lease rates because the customer pays only when the chassis is in use (and we may experience some idle, unpaid period between uses of the chassis) and because the customer generally does not pay for any maintenance and repair--the costs being also bundled into the overall chassis pool rate.

Recently, we have established two more advanced "neutral" chassis pools. These pools are clusters of locations in a region. We call them "metro pools" and such pools have been established in the New York metropolitan area, and the Houston metropolitan area. These pools differ from traditional neutral pools in that customers are able to pick up chassis in one location and return them to other locations that are all in the "network." The logistics of the networking process are managed by our proprietary "PoolStat"(TM)software, which also manages the inventory and billing functions of the pools. This form of neutral pool is growing, and should see continued rapid growth in the next several years.

In 2000, we acquired the North American Intermodal Division of Transamerica Leasing, Inc. which included chassis pool operations at railroad terminals. This program has continued to expand, and today we have neutral chassis pools at over 40 rail terminals across the United States. Some of these terminals are linking up with the metro pools to create a more integrated marine/rail pool network.

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

Repositioning and Other Operating Expenses. If lessees return large numbers of equipment to a location with a larger supply than demand, we may incur expenses in repositioning the equipment to a more favorable location. Repositioning expenses generally range between $75 and $1,000 per unit, depending on geographic location, distance and other factors, and may not be fully covered by any drop-off charge collected from the lessee. We also incur storage costs, which generally range between $0.20 and $3.18 per unit per day depending on location and equipment type. In addition, we bear other operating expenses associated with our chassis and containers, such as costs of maintenance and repairs not required to be made by lessees, agent fees, depot expenses for handling, inspection and storage, and any insurance coverage in excess of that maintained by the lessee.

Maintenance, Repairs and Refurbishment. As chassis and containers age, the need for maintenance increases. Our customers are generally responsible for maintenance and repairs of equipment other than normal wear and tear. For containers, when normal wear and tear or other damage is extensive, the container is usually sold or scrapped since major repairs are typically not cost effective. For older chassis, refurbishing and remanufacturing involve substantial cost, but remanufacture or refurbishment costs are substantially less than the cost of purchasing a new chassis, therefore chassis are typically repaired or remanufactured and are not sold.

Redeployment and Disposition of Containers. Pursuant to our relationship with CAI, containers that have come off long-term lease and have been designated for short-term leasing (not including renewals with existing lessees) are generally provided to CAI for deployment in CAI's fleet. For containers that continue to be owned by us and managed by CAI, CAI pays us its average total fleet per diem rate (net of operating expenses) less a management fee. This payment may be subject to reduction to the extent the average age of the Interpool containers exceeds the average age of the CAI containers. Containers made available for short-term leasing under our agreement with CAI are reported by us as fully utilized. Containers that were previously leased are also sold to shipping or transportation companies for continued use in the intermodal transportation industry or to secondary market buyers, such as wholesalers, depot operators, mini storage operators, construction companies and others, for use as storage sheds and similar structures. The decision to sell depends on the equipment's condition, remaining useful life and suitability for continued leasing or for other uses, as well as prevailing local market resale prices and an assessment of the economic benefits of repairing and continuing to lease the equipment compared to the benefits of selling.

The selling price of a container will depend upon, among other factors, mechanical or economic obsolescence, its physical condition and location. While there have been no major technological advances in the history of containerization that have made active equipment obsolete, several changes in standards have decreased the demand for older equipment, such as the increase in the standard height of containers from 8 feet to 8 1/2 feet in the early 1970's and for 20 foot long containers, an increase in the gross weight rating to 30 tons from 24 tons.

Sources of Supply. Over 90% of the world's container production occurs in China. Historically, most chassis used in the United States have been manufactured domestically; however, China began producing ISO standard chassis for the U.S. market in 2003 and in 2005 accounted for approximately 58% of new chassis placed in service.

When manufacturing is complete, new chassis and containers are inspected to ensure that they conform to applicable standards of the International Standards Organization and other international self-regulatory bodies, as well as our internal standards.

Chassis Management Services

Our chassis customers are turning to outside service companies to help them manage chassis that they own and lease. We offer management services under the trademarked name "PoolStat"TM. "PoolStat"TM aggregates chassis activity data from over 400 locations around the country and reports on this activity, processing more than 3.5 million transactions monthly. Customers contract with us to track their chassis nationally and determine usage patterns, ongoing requirements, and overall fleet efficiencies. Reports are provided using a "PoolStat"TM proprietary Internet based report generator. "PoolStat"TM services also include the use of field staff under contract where field management of chassis operations is involved.

A major chassis management service requested by our customers is assistance in the formation and running of "cooperative chassis pools." Cooperative chassis pools consist of chassis contributed for common use by the shipping lines (chassis owned and/or leased and under their control) to be pooled at marine terminals and railroad depots. These chassis pools are different from the "neutral" chassis pools in that the shipping lines supply the chassis rather than us supplying the chassis on a rental basis. Our "PoolStat"TM software compiles data from each location and reports on levels of chassis contribution as compared to the levels of chassis usage by each shipping line in the cooperative pool. Each participating line is required to supply a fair share of equipment relative to its usage. The management services we provide for cooperative chassis pools often involves field staff assisting in the repositioning of chassis as well as overseeing the maintenance and repair process. Benefits to the participants of this program include:

•	More efficient use of chassis leading to lower overall inventory requirements at each location;

•	Decreased maintenance, repair and other operating expenses;

•	Improved equipment control capabilities;

•	Reduced customer administrative time and expense of managing a chassis fleet; and

•	The ability to participate in cooperative pool net revenues

By providing the "PoolStat"TM service, we are able to forge closer relationships with our customers for both short-term and long-term leasing opportunities. There are now approximately 238,000 chassis covered by various Trac Lease, Inc. ("Trac Lease")/ "PoolStat"TM management contracts and we are continuing to seek opportunities to increase its level of business. We believe that Trac Lease is the leading provider of chassis management services in the United States.

Direct Financing Leases

In addition to providing our customers with operating leases for our equipment, we also offer them the option of direct financing leases. These leases generally provide that, after a stated lease term, the lessee has the option to purchase the equipment, typically for amounts below the estimated fair market value of the equipment at that time. Under the terms of these leases, the substantive risks and rewards of equipment ownership are passed to the lessee. The lease payments are segregated into principal and interest components similar to a loan. The interest component, calculated using the effective interest method over the term of the lease, is recognized by us as equipment leasing revenue. The principal component of the lease payment is reflected as a reduction to the net investment in the direct financing lease.

Marketing and Customers

We lease our chassis and containers to almost 600 shipping and transportation companies throughout the world, including nearly all of the world's 25 largest international container-shipping lines and major North American railroads. The customers for our chassis include a large number of domestic lessees, many of which are domestic subsidiaries or branches of international shipping lines to which we also lease containers. With a network of offices and agents covering major ports in the United States, Europe and the Far East, we have been able to supply containers in nearly all locations requested by our customers. In 2005, our top 25 customers represented approximately 76% of our consolidated net billing, with no single customer accounting for more than 8.3%.

Credit Process

We maintain detailed credit records about our customers. Our credit policy sets different maximum exposure limits for our customers. Credit criteria may include, but are not limited to, customer trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, operational history and financial strength.

We seek to reduce credit risk by maintaining insurance coverage against customer insolvency and related equipment losses. We maintain contingent physical damage, recovery and loss of revenue insurance, which provides coverage upon the occurrence of a customer's insolvency, bankruptcy or default giving rise to our demand for return of all of our equipment. The policy covers the cost of recovering our equipment from the customer, including repositioning cost, damage to the equipment and the value of equipment which could not be located or was uneconomical to recover. It also covers a portion of the equipment leasing revenues that we might lose as a result of the customer's default (i.e., up to 180 days of lease payments following an occurrence under the policy). Our current policy, which commenced April 30, 2005, includes coverage of $13.0 million with a $2.0 million deductible, per occurrence. This coverage automatically renews for at least two additional one-year terms on each anniversary of the commencement date. All renewals are subject to maintaining a claim experience that does not exceed stated percentages of the policy premiums. There can be no assurance that this or similar coverage will be available in the future or that such insurance will cover the entirety of any loss.

Beginning January 31, 2006, we also maintain credit insurance which provides complementary coverage upon the occurrence of a customer's insolvency, bankruptcy or default giving rise to our demand for return of all our equipment. The policy covers a portion of the equipment leasing revenues we might lose as a result of the customer's default (i.e., up to 90 days of lease payments that accrue prior to an occurrence under the policy). Our current policy includes coverage of $10.0 million with a $0.2 million deductible per year, in the aggregate. The policy has a one-year term. There can be no assurance that this or similar coverage will be available in the future or that such insurance will cover the entirety of any loss.

Competition

There are many companies leasing intermodal transportation equipment with which we compete. Some of our competitors have greater financial resources than we do, or are affiliates of much larger companies. Historically, there has been consolidation in the container leasing business resulting from several acquisitions. During the past few years, several chassis lessors have sold their fleets. This resulted in an environment at the end of 2004, where only two major chassis lessors remained; Interpool and Flexi-Van Leasing, Inc. In 2005, a third company, Transamerica Leasing, Inc., began offering chassis for lease.

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

Relationship with CAI

We own a 50% common equity interest in CAI, which we acquired in April 1998. The remaining 50% common equity interest in CAI is owned by CAI's Chief Executive Officer, Hiro Ogawa. CAI owns and leases-in its own fleet of containers and also manages, for a fee, containers owned by us and by third parties. We entered into our operating relationship with CAI primarily to facilitate the leasing in the short-term market of containers coming off long-term operating lease, to gain access to new companies looking to lease containers on a long-term basis and to realize cost efficiencies from the operation of a coordinated container lease marketing group. For containers managed by CAI for us in the short-term market, we earn the net operating income and pay CAI a fee for managing our equipment and leasing it on our behalf. The management fee calculation is based on the average daily net operating income of CAI's fleet of owned, leased-in and managed containers (including the portion of CAI's fleet that consists of our equipment) for each day such managed containers are part of the CAI fleet. The marketing group, which is organized as a wholly-owned subsidiary of Interpool, is responsible for soliciting container lease business for both Interpool and CAI, including long-term operating and direct financing lease business and short-term lease business under master lease agreements. Pursuant to our agreements with CAI, we have a right to purchase all long-term operating and direct financing lease business generated by the marketing group, subject to offering to CAI, at cost, 10% of this long-term operating and direct financing lease business plus an additional portion of the long-term lease business to be mutually agreed with CAI for sale by CAI to investors for whom CAI manages containers. By mutual agreement, CAI has purchased for its own account and for the account of third party investors long-term operating and direct financing lease business the marketing group has generated in excess of 10% of the marketing group's long-term operating and direct financing lease business. Our existing agreements with CAI also contemplated that we would pay CAI an annual "Earn Out" fee in consideration for the transfer of CAI's marketing employees to the marketing group, but, to date, by mutual agreement, this provision has been waived. In addition, on occasion, we have entered into transactions with CAI pursuant to which we have acquired equipment, and the related leases, from CAI on terms that resulted in a profit for CAI. Such equipment, as well as certain other containers purchased from time to time, are currently managed for us by CAI for a fee based upon the actual net operating income earned by such containers, or in certain instances, for a flat fee.

In April 2004, we reached an agreement with CAI resolving a number of open matters relating to the various agreements between the two companies, including appropriate remedial compensation for age differences between our containers managed by CAI and the balance of CAI's managed fleet, pursuant to certain provisions of the Operating and Administration Agreement between us and CAI (the "CAI Agreement"). Pursuant to this agreement with CAI, during 2004 we paid CAI $2.0 million for resolution of these open issues through February 29, 2004. The impact of this agreement was recorded by us during the three months ended March 31, 2004, as a reduction in consolidated pre-tax income of $1.0 million ($0.6 million net of tax). As a result of this agreement, we anticipate that the earnings related to certain of our containers managed by CAI will be reduced to the extent the average age of such containers exceeds the average age of all other containers in CAI's fleet.

In connection with the acquisition of our 50% common equity interest in CAI in 1998, we loaned CAI $33.7 million under a subordinated note agreement, which is collateralized by all containers owned by CAI as of April 30, 1998 or thereafter acquired, subject to the priority security interest lien of CAI's senior credit facility, except for certain excluded collateral. Interest on this subordinated note is at an annual fixed rate of 10.5% and is payable quarterly. The original repayment terms required mandatory quarterly principal payments of $1.7 million beginning July 30, 2003 and ending on April 30, 2008. The subordinated note was subject to certain financial covenants and was cross-collateralized with CAI's senior credit facility, subject to the terms of a subordination agreement.

On June 27, 2002, CAI entered into an amended $110.0 million senior revolving credit agreement with a group of financial institutions. To facilitate the closing of this new credit facility, we agreed to extend the repayment terms of our subordinated note so as to require mandatory quarterly principal payments of $1.7 million beginning July 30, 2006 and ending on April 30, 2011. We also agreed to modify certain financial covenants in the subordinated note. Interest on the subordinated note continues to accrue at an annual fixed rate of 10.5%, payable quarterly. The subordinated note continued to be cross-collateralized with CAI's senior credit agreement, subject to the terms of an amended and restated subordination agreement. In connection with these modifications, Mr. Ogawa, CAI's Chief Executive Officer and the owner of the 50% common equity interest in CAI that we do not own, agreed that we would have the right to designate a majority of the members of CAI's board of directors, so long as the subordinated note remained outstanding. As a result of these transactions and gaining a majority position on CAI's board, our financial statements have included CAI as a consolidated subsidiary since June 27, 2002.

On April 28, 2005, in connection with the first advance under a new secured revolving credit facility established by CAI, CAI repaid $15.2 million of the amounts owed to us under the outstanding $33.7 million subordinated note held by us. This repayment returned the subordinated note to the original payment schedule in effect before it was modified in 2002. The remaining balance of the subordinated note, totaling $16.8 million as of December 31, 2005, is required to be repaid in equal quarterly installments of approximately $1.7 million through April 30, 2008. In addition, the financial covenants associated with this subordinated note were also amended.

As noted above, in connection with the June 2002 modifications to our subordinated note, Mr. Ogawa agreed that, until the subordinated note is paid in full, we would have the right to designate a majority of the members of CAI's board of directors. Since the time this agreement was entered into, CAI's board has consisted of five directors, three of whom were appointed by us and two of whom were appointed by Mr. Ogawa. CAI management has advised us that CAI may wish to repay the remaining balance of the subordinated note during 2006 and CAI has obtained the consent of the lenders under its new secured revolving credit facility to make such repayment. Under the terms of the amended Shareholder Agreement between us and Mr. Ogawa, this repayment would result in CAI's board of directors being comprised of an equal number of directors appointed by us and by Mr. Ogawa. Any such change in the composition of CAI's board of directors would require that we no longer consolidate CAI in our financial statements from and after the date of such change. Instead, we would record our investment in CAI under the equity method of accounting. We have had preliminary discussions with Mr. Ogawa about potential modifications to the Shareholder Agreement that would preserve our majority position on CAI's board of directors for some period of time after a repayment of the subordinated note. To date, no agreement has been reached on any such modifications, nor has CAI made a firm decision to repay the subordinated note prior to its final maturity in April 2008.

In May 1998, CAI granted options to certain of its key employees to purchase Series A cumulative preferred stock of CAI. Each of these individuals was given the opportunity to exercise these options by investing the after tax proceeds from stock appreciation rights previously granted to these employees. In addition, CAI provided a full recourse loan to finance the remaining portion of the exercise price. This loan was in the form of a promissory note that was secured by a pledge of the stock acquired through the exercise of the options. The options were exercised in May 1998 at an exercise price of $496.11 per share and, at December 31, 2005, there were 1,726 outstanding shares of this CAI preferred stock.

So long as the preferred stock has not yet been redeemed by CAI or the employee, at such time as a liquidity event takes place, defined as an initial public offering or a sale to parties other than Mr. Ogawa or Interpool, the preferred stock will be converted into an equal number of shares of CAI's common stock. This preferred stock is subject to variable accounting in CAI's financial statements for the portion of the preferred stock acquired using the proceeds of the loan from CAI. During the years ended December 31, 2003 and 2004, the management of CAI concluded that there was no change to the valuation of the preferred shares of CAI and, therefore, no stock compensation charge was recorded in CAI's financial statements for those periods. In the fourth quarter of 2005, CAI determined that a change in the valuation of its preferred shares had, in fact, taken place during these periods as well as for the year ended December 31, 2005. We have determined that the effect of this previously undetected error related to CAI's valuation of its preferred stock and corresponding stock compensation charge is immaterial to our consolidated financial statements for the years ended December 31,2003 and 2004. In order to properly reflect these adjustments for the three years ended December 31, 2005, we recorded additional compensation expense of 4.5 million (2.2 million, net of minority interest income) during the fourth quarter of 2005.

During the third quarter of 2005, pursuant to the terms of the Shareholder Agreement we entered into with Mr. Ogawa when we acquired our 50% common equity interest in CAI in 1998, Mr. Ogawa notified us that he was exercising his contractual right to request an independent valuation of CAI. An investment banking firm was engaged by CAI's board of directors to conduct this valuation and the valuation was completed during the fourth quarter of 2005. We advised Mr. Ogawa that, after review of this valuation, we had decided not to exercise our right under the Shareholder Agreement to make an offer to acquire his 50% common equity interest in CAI for an amount equal to his percentage interest of the fair value of CAI as determined by the investment banking firm. The Shareholder Agreement provides that if we do not elect to make such an offer, Mr. Ogawa has a right to require CAI to take the necessary steps to effect an initial public offering to sell his equity, with all costs associated with any such initial public offering of CAI being borne by CAI. Mr. Ogawa has requested that CAI proceed with the steps necessary to register his equity interest in CAI for sale by him in an initial public offering. In response to Mr. Ogawa's request, CAI has engaged an investment banking firm to manage an initial public offering. CAI and its investment bankers, together with their advisors, have commenced preparation of an S-1 registration statement for filing with the SEC sometime during 2006. In the event that CAI's initial public offering is consummated, CAI would become a public company. In connection with CAI's anticipated public offering, we expect to consider potential changes to the terms of the existing agreements between us and CAI and to the terms of the Shareholder Agreement between us and Mr. Ogawa. To date, however, no agreement has been reached regarding any such changes. In addition, we are currently evaluating the impact of CAI's initial public offering on our current 50% common equity position in CAI. CAI's ability to complete a public offering will depend upon a number of factors, including market conditions, industry conditions and developments in CAI's business. Accordingly, there is no assurance that CAI's public offering will be completed within the anticipated time frame or at all.

For additional information about CAI, see Note 11 to the Consolidated Financial Statements.

Other Business Operations

In addition to our chassis and container leasing operations, we also receive revenues from the leasing of approximately 274 freight rail cars to railroad companies through our Illinois based Railpool division. Also, our former computer leasing segment consisted of two majority owned subsidiaries, Microtech Leasing Corporation ("Microtech") and Personal Computer Rental Corporation ("PCR"). During the third quarter of 2001, we adopted a plan to exit this segment. We liquidated the assets of Microtech as of March 31, 2004. PCR ceased active operations and began to liquidate in the first quarter of 2003. At March 31, 2004, all of the assets of PCR were liquidated.

On occasion, we have entered into joint ventures with shipping lines and other third parties, primarily for the purpose of funding the construction of facilities in Asia to manufacture chassis and other equipment. In general, we have agreed to make a specified financial contribution of capital to these joint ventures in return for a minority equity interest and the right to representation on the entity's board of directors. It is anticipated that we would be a major purchaser of equipment manufactured by these joint ventures. Through December 31, 2005, our equity commitments to such joint ventures have totaled $4.4 million, of which $0.5 million has been funded. In certain cases, we have agreed to provide technical information and assistance in setting up the production lines and providing certain specified services in connection with the marketing of the equipment produced by the factories. We view our participation in these joint ventures as advantageous because they provide us with a stable source of equipment for lease to customers. See Chassis Distribution Agreement in Liquidity and Capital Resource section of Item 7.

Employees

As of December 31, 2005, excluding CAI's 60 employees, we had 254 employees, 234 of whom were based in the United States. None of our employees are covered by a collective bargaining agreement. We believe our employee relations are good.

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

ITEM 1A.	RISK FACTORS

Investors in Interpool should consider the following risk factors as well as the other information contained herein.

We are subject to the cyclicality and uncertainties of world trade which may impair demand for our chassis and containers.

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

The transportation equipment leasing industry is highly competitive. We compete with many domestic and foreign leasing companies, as well as container and chassis manufacturers, banks offering financing leases and promoters of equipment ownership and leasing as an investment in the U.S. and abroad. Some of these competitors have greater financial resources and access to capital than we do. From time to time, the industry may have large under-utilized inventories of chassis and containers, which could lead to significant downward pressure on pricing and margins. In addition, if the available supply of intermodal transportation equipment were to increase significantly as a result of, among other factors, new companies entering the business of leasing and selling intermodal transportation equipment, our competitive position could be adversely affected. New entrants attracted by the projected high rate of containerized trade growth, together with the already highly competitive nature of our business, could put significant downward pressure on lease rates and margins and adversely affect our ability to achieve our growth plans. The expansion of such competition has, at times, led to overproduction of new containers and overbuying by shipping lines and leasing competitors and could continue to impact lease rates and utilization in the future. Certain of our leasing industry competitors have shifted their strategies toward an increase in long-term leasing of shipping containers which has also added to competitive pressures.

Potential customers may decide to buy rather than lease chassis and containers.

We, like other suppliers of leased chassis and containers, are dependent upon decisions by shipping lines and other transportation companies to lease rather than buy their equipment. If major shipping lines elect to construct their own facilities to manufacture containers or chassis, or to make investments in such facilities, these customers may decide to own a larger portion of their equipment fleets. In addition, our ability to achieve our strategy of expanding our business in response to customer demand for long-term leasing would be adversely affected if our customers shifted to more short-term leasing over long-term leasing. Most of the factors affecting the decisions of our customers are outside our control. Operating costs such as storage and repair and maintenance costs also increase as utilization decreases.

Pending governmental investigations may adversely affect us.

Following our announcement in July 2003 that our Audit Committee had commissioned an internal investigation by special counsel into our accounting, we were notified that the SEC had opened an informal investigation of Interpool. As we anticipated, this investigation was converted to a formal investigation later in 2003. We have fully cooperated with this investigation. During 2003 and 2004, the New York office of the SEC received a copy of the written report of the internal investigation and received documents and information from us, our Audit Committee and certain other parties pursuant to SEC subpoenas. During late 2003, we were also advised that the United States Attorney's office for the District of New Jersey received a copy of the written report of the internal investigation by our Audit Committee's Special Counsel and opened an investigation focusing on certain matters described in the report. We were informed that Interpool was neither a subject nor a target of the investigation by the U.S. Attorney's office. We have not had any communications with either the SEC or the U.S. Attorney's office relating to their respective investigations since 2004. We do not have any information regarding the current status of either of these investigations. Therefore, we cannot predict the final outcome of either of these investigations and cannot be assured that they may not result in the taking of some action that may be adverse to us.

Our internal controls and procedures may require further improvements.

As indicated elsewhere in this Form 10-K report, our management's review of our internal controls over financial reporting, using the framework defined by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), has indicated that certain internal control deficiencies existed as of December 31, 2005 which constitute "significant deficiencies" or "material weaknesses" as defined by the Public Company Accounting Oversight Board (United States) ("PCAOB"). As disclosed in our prior SEC filings, we have previously concluded that other internal control deficiencies identified by our external auditors and by management, as well as through the investigation by the Audit Committee of the Board of Directors, constituted "material weaknesses" or "significant deficiencies" as defined by the PCAOB as of December 31, 2004. Based on remedial actions taken during 2005 and the testing of our key financial controls that has been completed, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that some, but not all, of the previously identified deficiencies and weaknesses had been corrected as of December 31, 2005. However, other "significant deficiencies" and/or "material weaknesses" in our controls over financial reporting as of December 31, 2005 were identified, as disclosed in Item 9A of this 2005 Form 10-K report.

We believe that actions to be implemented in 2006 and beyond will remediate the significant deficiencies and material weaknesses in our internal controls and information systems identified in Item 9A of this 2005 Form 10-K Report and that, after the required remediation, our processes and systems of internal controls will be effective. However, we cannot give assurances that any of the previously identified material weaknesses or significant deficiencies have been fully remediated or that any remaining weaknesses or deficiencies in internal controls will be effectively remediated in the future. Additional internal control weaknesses or deficiencies may also be identified from time to time in the future. Any material internal control weaknesses or deficiencies could materially affect our financial results.

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

Terrorist attacks or hostilities could adversely affect us.

Potential acts of terrorism or hostilities may affect the ports and depots at which we and our customers operate as well as our other facilities or those of our customers and suppliers. In addition, any such incident or similar act of violence could lead to a disruption to the worldwide ports system and flow of goods or contribute to economic instability in other respects. To the extent any such event were to result directly or indirectly in a reduction in the level of international trade and reduced demand for transportation equipment, our business would be adversely affected. In addition, if one of our containers were to be involved in a terrorist attack, our customer agreements and insurance policies might not be adequate to fully protect us from any liability. We also may be subject to domestic or international regulations designed to prevent the use of containers for international terrorism or other illegal activities. As such regulations develop and change, we may incur increased compliance or related competitive costs affecting existing inventories or future containers that are acquired which could have a material adverse effect on our financial condition and results of operations.

Environmental liability may adversely affect our business and financial situation.

Like other companies, we are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those regulating the use and disposal of hazardous substances. We could incur substantial costs, including cleanup costs, fines and third-party claims for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations in connection with our current or historical operations. Under some environmental laws in the United States and certain other countries, the owner of a leased container may be liable for environmental damage, cleanup or other costs in the event of a spill or discharge of material from a container without regard to the owner's fault. While we maintain insurance and require lessees to indemnify against certain losses, such insurance and indemnities may not cover or be sufficient to protect us against losses arising from environmental damage.

Many countries, including the United States, restrict, prohibit or otherwise regulate the use of chlorofluorocarbon compounds ("CFCs") due to their ozone depleting and global warming effects. CFCs have historically been used in the manufacture and operation of older refrigerated containers, including some of our refrigerated containers. Regulation of CFCs or other refrigerants may become stricter in the future, and it may become necessary for us to retrofit any refrigerated containers in our fleet using CFCs with non-CFC refrigerants at substantial cost to us. The replacement refrigerant used in our new refrigerated containers also may become subject to similar regulation. In addition, refrigerated containers that are not retrofitted may command lower prices in the market for used containers once we retire these containers from our fleet. At December 31, 2005, 3% of our fleet is composed of refrigerated containers.

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

Changes in market price, availability or transportation costs of equipment manufactured in China could adversely affect our ability to maintain our supply of containers.

Changes in the political, economic or financial condition of China, which would increase the market price, availability or transportation costs of containers or chassis, could adversely affect our ability to maintain our supply of equipment. China is currently the largest container producing nation in the world and a significant supplier of chassis. We currently purchase substantially all of our containers and a majority of our chassis from manufacturers in China. In the event that it were to become more expensive for us to procure containers and chassis in China or to transport these containers or chassis at a low cost from China to the locations where they are needed, because of a shift in U.S. trade policy toward China, increased tariffs imposed by the United States or other governments, a significant downturn in the political, economic or financial condition of China, or for any other reason, we would have to seek alternative sources of supply. We may not be able to make alternative arrangements quickly enough to meet our equipment needs, and the alternative arrangements may increase our costs.

We are controlled by a limited number of stockholders; this concentrated ownership could discourage acquisition bids for us that are not supported by our majority stockholders or limit the price investors will be willing to pay in the future for shares of our common stock.

As of March 1, 2006, approximately 66.7% of our common stock is beneficially owned, directly or indirectly, in the aggregate by Martin Tuchman, Warren L. Serenbetz, Jr., Raoul J. Witteveen and Arthur L. Burns, together with certain members of their immediate families and certain related entities. Each of Messrs. Tuchman, Serenbetz and Burns is a member of our Board of Directors and Mr. Tuchman and Mr. Burns are executive officers. Mr. Witteveen is a former director and executive officer. These individuals, either directly or indirectly, have the ability to elect all of the members of our Board of Directors and to control the outcome of all matters submitted to a vote of our stockholders. Our concentrated ownership may discourage acquisition bids for us that are not supported by our majority stockholders. This concentration of ownership could limit the price that investors might be willing to pay in the future for shares of our common stock.

We have relationships with and have entered into transactions with members of our management and affiliated entities that may involve inherent conflicts of interest.

Various relationships exist and various transactions have been entered into between or among us, on the one hand, and members of our management and affiliated entities, on the other hand. Some of these relationships and transactions may involve inherent conflicts of interest. See Item 13, "Certain Relationships and Related Transactions" and Note 10 to the Consolidated Financial Statements for more information.

We are dependent on the knowledge and experience of members of our senior management; loss of these members could adversely affect our ability to formulate and achieve our strategy and pursue new business initiatives.

Our growth and continued profitability are dependent upon, among other factors, the abilities, experience and continued service of certain members of our senior management, including Martin Tuchman, our Chairman and Chief Executive Officer. Mr. Tuchman holds, either directly or indirectly, a substantial equity interest in Interpool (approximately 30% at March 1, 2006) and also is a director of Interpool. Additionally, other members of our senior management possess knowledge of, and extensive experience in, the intermodal transportation industry. We rely on this knowledge and experience in our strategic planning and in our day-to-day business operations. If one or more members of our senior management were to resign or otherwise be unavailable to serve us, the loss could adversely affect our ability to formulate and achieve our strategy and pursue new business initiatives. In addition, we do not currently have employment agreements with all of our executive officers.

The volatility of the residual value of chassis and containers upon expiration of their leases could adversely affect our operating results.

Although our operating results primarily depend upon equipment leasing, our profitability is also affected by the residual values (either for sale or re-leasing) of our chassis and containers upon expiration of their leases. These values, which can vary substantially, depend upon, among other factors,

•	The maintenance standards observed by lessees;

•	Expenses associated with off-hire, storage, repair, repositioning and re-marketing of returned equipment;

•	Our ability to negotiate lease extensions and remarket equipment profitably, which can be substantially impacted by the timing and volume of off-hired equipment;

•	The current cost of comparable new equipment;

•	Changes in lessees' requirements for leased containers;

•	The availability of used equipment;

•	Rates of inflation;

•	Prevailing market conditions, including used equipment prices at the locations of equipment returns;

•	The cost to remanufacture chassis;

•	The costs of materials and labor; and

•	The obsolescence of certain types of equipment in our fleet.

Most of these factors are outside of our control. Operating leases are subject to greater residual risk than direct financing leases.

A recharacterization of our repatriation plan by the IRS could increase our tax liability.

On December 27, 2005, Interpool, Inc.'s wholly-owned Barbados subsidiary, Interpool Limited, made a distribution to Interpool, Inc. of approximately $305.0 million (the "Distribution"), as part of a plan approved by Interpool, Inc.'s Board of Directors to repatriate accumulated and current earnings and profits of Interpool Limited which previously had been considered permanently reinvested outside the United States. Pursuant to the American Jobs Creation Act of 2004 (the "AJCA"), the Distribution was subject to U.S. federal tax at a reduced rate of approximately 5.25%.

In connection with our repatriation plan, on December 14, 2005, effective as of close of business on November 30, 2005, Interpool Limited, which operated our international container leasing business, transferred substantially all of its operating assets and related liabilities to Interpool Containers Limited ("ICL"), a newly formed Barbados company which is a subsidiary of Interpool, Inc. ICL now operates our international container leasing business.

We received a tax opinion from outside tax counsel which concluded, based on certain assumptions and representations (including representations regarding the reinvestment of proceeds of the Distribution), that the Distribution should qualify for the special 5.25% federal tax rate as provided for in the AJCA. In addition, we received a second tax opinion from another law firm confirming their agreement with the overall conclusions reached in the original opinion. In the event the IRS took a contrary view, and successfully challenged our tax positions pertaining to our repatriation plan, our tax liability could increase significantly.

Loss of our eligibility for tax benefits under the U.S.-Barbados tax treaty could increase our tax liability.

Through December 31, 2005, we claimed tax benefits under an income tax convention between the United States and Barbados (the "Tax Treaty"), the jurisdiction in which our subsidiaries, Interpool Limited and, as discussed above, ICL, operate our international container leasing business, were incorporated. Specifically, under the Tax Treaty, any profits of Interpool Limited and ICL from leasing of containers used in international trade generally are taxable only in Barbados and not in the United States.

Interpool Limited and ICL are entitled to the benefits of the Tax Treaty for each year by satisfying the two-pronged test to the "limitation of benefits" provision: (1) more than 50% of the shares of Interpool Limited and ICL were owned, directly or indirectly, by any combination of individual United States residents or citizens (the "51% U.S. ownership test"), and (2) its income was not used in substantial part, directly or indirectly, to meet liabilities to persons who were not residents or citizens of the United States (the "base erosion test"). We believe Interpool Limited and ICL passed both of these tests through December 31, 2005.

For periods beginning on or after January 1, 2005, in addition to having to satisfy the 51% U.S. ownership and base erosion tests described above, Interpool Limited and ICL are only eligible for the Tax Treaty benefits with respect to its container rental and sales income if Interpool, Inc. is listed on a "recognized stock exchange" and Interpool, Inc.'s stock is "primarily" and "regularly" traded on such exchange.

During April 2004 Interpool, Inc. was de-listed by the New York Stock Exchange. However, on January 13, 2005 Interpool, Inc. was again listed, and began trading, on the New York Stock Exchange. We believe this listing and its current trading volume satisfies the "primarily" and "regularly" traded requirements of the Tax Treaty, that Interpool Limited qualified again for benefits under the Tax Treaty on January 13, 2005, and that ICL qualified under the Tax Treaty when it began operations as of close of business on November 30, 2005. We have estimated there should be no U.S. current tax expense for the period from January 1, 2005 to January 12, 2005, when Interpool Limited was not eligible for the Tax Treaty.

There is no assurance we will continue to satisfy the "primarily" and "regularly" traded, 51% U.S. ownership or base erosion tests of the Tax Treaty. In addition, at some future date the Tax Treaty could be further modified in a manner adverse to us or repealed in its entirety, or we might not continue to be eligible for these tax benefits.

As companies resident in Barbados, Interpool Limited and ICL are required to file tax returns in Barbados and pay any tax liability to Barbados. Prior to the third quarter of 2005, no Barbados tax returns had been prepared or filed for Interpool Limited for any period subsequent to its 1997 tax year. As of September 30, 2005, all previously outstanding Barbados tax returns (1998-2004 tax years) were filed. There was no underpayment of taxes, interest or penalties (other than a nominal late filing penalty) with the filing of these returns.

A substantial portion of our future cash flows will be needed to service our indebtedness.

Historically, we have made, and continue to make, use of indebtedness to finance our equipment leasing activities and for other general corporate purposes. As of December 31, 2005, our total outstanding indebtedness was approximately $2.0 billion. We anticipate that we will incur additional indebtedness in the future. We are required to dedicate a substantial portion of our cash flow to payments on our indebtedness, thereby reducing the amount of cash flow available to fund working capital, capital expenditures, including fleet growth, and other corporate requirements. Should our cash flow be insufficient to service our debt obligations, we would be required to seek additional funds to meet our obligations. Additional funds, if needed, might not be available to us or, if available, might not be made available on terms acceptable to us.

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

After considering borrowings payable under floating rate agreements which have been converted to fixed rate debt through the use of interest rate swap agreements, approximately 20% of our borrowings at December 31, 2005 were at variable rates of interest and expose us to interest rate risk. At December 31, 2005, we also had approximately $404.7 million of unrestricted cash and marketable securities on hand. As interest rates rise, our debt service obligations increase. A significant rise in interest rates could have a material adverse effect on results of operations in future periods. For further discussion on interest rate risk see Item 7A.

The price of our common stock may fluctuate.

The market price for our common stock has fluctuated in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include:

•	Announcements of developments related to our business;

•	Announcements of strategic acquisitions or dispositions of assets;

•	Exercise of outstanding Options or Warrants;

•	Fluctuations in our quarterly results of operations;

•	Sales of substantial amounts of our shares into the marketplace;

•	General conditions in our industry or the worldwide economy;

•	A shortfall in revenues or earnings compared to securities analysts' expectations;

•	Changes in analysts' recommendations or projections; and

•	An outbreak of war or hostilities.

The current market price of our common stock may not be indicative of future market prices.

Fluctuations in foreign exchange rates could affect our profitability.

The majority of our revenues and costs are billed in U.S. dollars. Most of our non-U.S. transactions are individually of small amounts and in various denominations and thus are not suitable for cost-effective hedging. In addition, almost all of our container and chassis purchases are paid in U.S. dollars. There can be no assurance that exchange rate fluctuations will not adversely affect our results of operation and financial position.

Our future business prospects could be adversely affected by consolidation within the container shipping industry.

Recently there have been several large shipping line acquisitions that have resulted in some consolidation within the container shipping industry. This has resulted in a reduction of the number of large shipping lines and also in an increase in concentration of business that we have with the combined groups. Our future business prospects could be adversely affected if there was a continued reduction in the number of shipping lines in the world. In addition, due to concentration risk, we might decide to limit the amount of business exposure we have with any single combined group if the exposure was deemed unacceptable.

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

Potential Initial Public Offering of CAI

Our 50% subsidiary, CAI, has engaged an investment banking firm to manage an initial public offering of CAI's common stock and a registration statement is currently being prepared for filing with the Securities and Exchange Commission during 2006. CAI's ability to complete a public offering will depend upon a number of factors, and there can be no assurance that CAI's public offering will be completed within the anticipated time frame or at all. In the event CAI was to become a public company, CAI would become subject to the requirements of the federal securities laws and the costs associated with compliance therewith. In addition, in the event that CAI ultimately completes its public offering, the relationship between us and CAI could present additional conflicts of interest for us as well as potential liability under the securities laws for us and our representatives who serve on CAI's board of directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We purchased our main office building located at 211 College Road East, Princeton, NJ in 2002. We use approximately 80% of this 39,000 square foot building. The remainder is leased to a third party. We also own approximately 18,000 square feet of condominium office space located on the 27th floor at 633 Third Avenue, New York, NY that serves as our New York office. We use approximately 49% of this 18,000 square foot condominium. The remainder is leased to third parties. All of our other commercial office space is leased.

ITEM 3.	LEGAL PROCEEDINGS

Following our announcement in July 2003 that our Audit Committee had commissioned an internal investigation by special counsel into our accounting, we were notified that the SEC had opened an informal investigation of Interpool. As we had anticipated, this investigation was converted to a formal investigation later in 2003. We have fully cooperated with this investigation. During 2003 and 2004, the New York office of the SEC received a copy of the written report of the internal investigation and received documents and information from us, our Audit Committee and certain other parties pursuant to SEC subpoenas. During late 2003, we were also advised that the United States Attorney's office for the District of New Jersey received a copy of the written report of the internal investigation by our Audit Committee's special counsel and opened an investigation focusing on certain matters described in the report. We were informed that Interpool was neither a subject nor a target of the investigation by the U.S. Attorney's office. We have not had any communications with either the SEC or the U.S. Attorney's office relating to their respective investigations since 2004. We do not have any information regarding the current status of either of these investigations. Therefore, we cannot predict the final outcome of either of these investigations and cannot be assured that they may not result in the taking of some action that may be adverse to us.

In February and March 2004, several lawsuits were filed in the United States District Court for the District of New Jersey, by purchasers of our common stock naming us and certain of our present and former executive officers and directors as defendants. The complaints alleged violations of the federal securities laws relating to our reported Consolidated Financial Statements for the years ended December 31, 2000 and 2001 and the nine months ended September 30, 2002, which we announced in March 2003 would require restatement. Each of the complaints purported to be a class action brought on behalf of persons who purchased our securities during a specified period. In April 2004, the lawsuits, which seek unspecified amounts of compensatory damages and costs and expenses, including legal fees, were consolidated into a single action with lead plaintiffs and lead counsel having been appointed. The plaintiffs filed a consolidated amended complaint in September 2004, which included allegations of purported misstatements and omissions in our public disclosures throughout an expanded purported class period from March 31, 1999 through December 26, 2003. In November 2004, we filed a motion to dismiss the amended complaint. The motion to dismiss was granted by the District Court on August 18, 2005, dismissing the plaintiffs' claims in their entirety and with prejudice. On September 19, 2005, the plaintiffs filed a notice of appeal of the dismissal order, thereby initiating a review of the District Court's decision by the United States Court of Appeals for the Third Circuit.

In view of the costs and uncertainties described above and which are inherent in the litigation process, we elected to participate in the Third Circuit's mediation program through which a settlement of this litigation was negotiated. Following the conclusion of these negotiations, we received a letter dated December 8, 2005 from the Director of the Appellate Mediation Program for the United States Court of Appeals for the Third Circuit, confirming the settlement terms for this class action litigation, to which all parties have agreed, which are: (1) a cash payment on behalf of defendants in the total amount of $1.0 million, inclusive of all of the fees and expenses of plaintiffs' counsel, and (2) the dismissal of all claims against the Company and the other defendants on a class-wide basis. The entire $1.0 million payment will be funded by the Company's insurance carrier. The agreed settlement terms have been embodied in a formal settlement agreement that will be submitted to the United States District Court for the District of New Jersey, and will be subject to approval by the District Court. The Court of Appeals has remanded the case to the District Court for consideration of the settlement.

In the event that the settlement is not approved, and if the appeal were thereby revived and if the District Court's decision granting our motion to dismiss were to be reversed, we would expect to incur additional defense costs typical of this type of class action litigation, which should be substantially recoverable under our insurance policies. If we are required to defend this lawsuit, we intend to do so vigorously but we are unable at this time to ascertain the impact the litigation may have on our financial condition and results of operations. On the other hand, if the settlement is approved or the District Court's decision is affirmed after full appellate review, the case and its associated litigation costs will be concluded.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 15, 2005, we held our Annual Meeting of Stockholders. The following matters were voted upon by shareholders:

1.	The following individuals were elected to our Board of Directors as Class III directors to hold office for a term of three years and until their respective successors are duly elected and qualified.

Nominee	Vote For	Vote Withheld
Martin Tuchman	23,867,139	551,155
Arthur L. Burns	23,389,859	1,028,435
Peter D. Halstead	23,387,744	1,030,550

2.	Our shareholders also ratified the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005.

Vote For 24,129,973	Vote Against 287,546	Abstained 675

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was listed on the New York Stock Exchange from 1993 to December 2003. Effective December 29, 2003, due to the delay in filing our 2002 Annual Report on Form 10-K with the Securities and Exchange Commission, our common stock and other listed securities were suspended from trading on the New York Stock Exchange and delisting proceedings were commenced. Although we filed our 2002 Form 10-K on January 9, 2004 and appealed the suspension, our listed securities were delisted in April 2004. During the period the suspension and delisting were in effect, our common stock was traded on the over-the-counter market under the symbol IPLI. In December 2004, after making all delinquent SEC filings, we applied for relisting on the New York Stock Exchange and on January 13, 2005, our common stock and other listed securities were relisted on the New York Stock Exchange. Our common stock is traded on the New York Stock Exchange under the symbol “IPX”. The following table sets forth for the periods indicated commencing on January 1, 2004, the high and low closing sale prices for our common stock. All share and per share data have been rounded to the nearest cent.

	HIGH	LOW
Fiscal Year 2004*
First Quarter	$16.50	$14.00
Second Quarter	17.50	15.50
Third Quarter	19.10	16.50
Fourth Quarter	24.00	17.25
Fiscal Year 2005
First Quarter	$24.00	$21.60
Second Quarter	22.23	18.60
Third Quarter	21.79	17.75
Fourth Quarter	20.25	17.70

*	All closing prices for 2004 were obtained from the over-the-counter market.

As of March 1, 2006 there were approximately 3,268 stockholders of record of our common stock. On March 23, 2006, the last reported sale price of our common stock on the New York Stock Exchange was $19.63 per share.

We paid a quarterly dividend of $0.0625 per share on our common stock in January and April of 2005 and $0.075 per share in July and October of 2005. In addition, a special cash dividend of $1.00 per share was paid on November 10, 2005.

On November 23, 2005, we announced that our Board of Directors had approved an increase in our quarterly cash dividend on our common stock to $0.08 per share, commencing with the fourth quarter 2005 dividend payable in January 2006.

On January 17, 2006, we paid a cash dividend of $0.20 per share, consisting of a special dividend of $0.12 per share, together with the previously declared regular fourth quarter 2005 dividend payment of $0.08 per share. Future quarterly dividend payments are expected to be at the previously announced quarterly rate of $0.08 per share.

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

SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

		YEARS ENDED DECEMBER 31,
	2005	2004(1)	2003(1)	2002(1)(2)	2001(1)
INCOME STATEMENT DATA:
Equipment leasing revenue	$393,852	$388,183	$374,287	$325,080	$338,718
Depreciation and amortization of
leasing equipment	$90,047	$89,458	$87,498	$88,707	$79,678
Interest expense	$121,098	$112,013	$106,688	$108,344	$98,270
Fair value adjustment for
warrants--(income)/expense	$(18,491)	$49,222	--	--	--
Net Income	$60,531	$7,869	$37,496	$4,389	$28,104
Income per share:
Basic	$2.17	$0.29	$1.37	$0.16	$1.03
Diluted	$1.94	$0.27	$1.30	$0.15	$0.97
Weighted average shares
outstanding:
Basic	27,858	27,380	27,365	27,360	27,417
Diluted	32,296	28,960	28,935	29,202	28,973
Cash dividends declared per
common share	$1.41	$0.25	$0.25	$0.2275	$0.1925

	2005	2004	2003	2002	2001

BALANCE SHEET DATA:
Cash and cash equivalents	$427,265	$309,458	$141,019	$170,613	$103,760
Net investment in direct financing
leases	$362,874	$363,445	$426,815	$334,129	$275,372
Leasing equipment, net	$1,771,190	$1,579,196	$1,636,716	$1,557,639	$1,335,610
Total assets	$2,715,116	$2,404,086	$2,373,036	$2,241,944	$1,923,052
Debt and capital lease obligations	$1,963,659	$1,718,198	$1,715,687	$1,672,211	$1,429,680
Stockholders' equity	$433,618	$397,023	$386,477	$336,996	$352,072

(1)	Certain reclassifications have been made to the 2004, 2003, 2002 and 2001 amounts in order to conform to the 2005 presentation.

(2)	Effective June 27, 2002, our financial statements include CAI as a consolidated subsidiary. See Note 11 to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our historical financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this report. (All fleet statistics including the size of the fleet, utilization of the leasing equipment or the rental rates per day that are set forth in this Annual Report on Form 10-K include only our equipment, including that portion of our equipment managed by CAI. To the extent that our equipment is managed by CAI, the equipment is considered fully utilized since it is not available for us to put on hire regardless of whether all of the units are generating equipment leasing revenue. All equipment owned by CAI or managed by CAI (with the exception of equipment owned by us and managed by CAI) is excluded from all statistics, unless otherwise indicated. In addition, all of our chassis assigned to chassis pools are considered fully utilized. This exclusion of information relative to CAI, unless indicated otherwise, provides a focus on the drivers which are critical to our core business.)

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

During the third quarter of 2005, we determined that we had not recorded the full amount of compensation expense required by U.S. generally accepted accounting principles (“GAAP”) with respect to a separation agreement entered into with our former president in October 2003. As a result, we concluded that it was necessary to restate our Consolidated Financial Statements for the years ended December 31, 2003 and 2004. In connection with our decision to correct our Consolidated Financial Statements for the additional compensation expense, we also corrected our 2003 and 2004 Consolidated Financial Statements for an accounting error previously disclosed in our 2004 Form 10-K relating to hedge accounting that affected our 2003 financial results that had not been considered sufficiently material to require a modification of the 2003 Consolidated Financial Statements. Our restated Consolidated Financial Statements for 2003 and 2004 were included in the Form 10-K/A we filed with the Securities and Exchange Commission on November 8, 2005. For further information regarding this restatement, see Note 1(B) in our 2004 Form 10-K/A.

Certain reclassifications have been made to the 2004 and 2003 amounts in order to conform to the 2005 presentation.

March 2006 Sale of Containers

On March 29, 2006, our wholly owned container leasing subsidiary, Interpool Containers Limited (“ICL”), completed the sale of approximately 273,200 standard dry marine cargo containers, together with an assignment of all rights of ICL under existing leases for these containers with our customers, to a newly formed subsidiary of an investor group based in Switzerland (the “Purchaser”), pursuant to a Sale Agreement dated March 14, 2006 (the “Sale Agreement”). Although the sale was completed on March 29, 2006, the Sale Agreement stipulates that the Purchaser will be entitled to the net operating income attributable to the containers sold to the Purchaser from and after April 1, 2006. The aggregate cash purchase price paid by the Purchaser was approximately $515.9 million. The containers sold represent approximately 74% of the standard dry marine cargo containers owned by us at December 31, 2005 that were in our operating lease fleet, including most of the containers managed for us by our 50% subsidiary CAI. The sale did not include containers subject to existing direct financing leases with customers.

In connection with the Sale Agreement, both we and CAI entered into management agreements with the Purchaser (the “Management Agreements”) under which CAI agreed to perform management services on behalf of the Purchaser with respect to the containers sold, including billing, collecting, lease renewal, operations and disposition activities, in consideration of a management fee equal to 4% of the net operating income attributable to containers under long-term operating leases, and 9% of the net operating income attributable to containers under short-term operating leases. The Management Agreements designate ICL to serve as sub-manager of the containers currently under long-term lease for such period of time as we may elect, up to the respective dates when the containers are returned by their current lessees. During that period, ICL will be entitled to receive the management fees described above. The duration of the Management Agreements will be ten years from the closing date, subject to extension for up to two additional years at the Purchaser’s option. Our existing agreements with CAI are being modified to reflect these new arrangements.

We intend to continue to make container acquisitions in the future and will continue to be engaged in the business of leasing containers and related equipment to our customers under both operating and direct financing leases. Neither the Sale Agreement nor the Management Agreements restricts us from engaging in any business in the future or from acquiring containers for lease to customers.

The Sale Agreement does not contain any provision that would require us to repurchase the containers from the Purchaser based upon the occurrence of future events.

We will use the proceeds from the sale of the containers to reduce indebtedness, for equipment acquisitions and for other general corporate purposes.

As a result of the consummation of these transactions, we expect to report a gain on the sale of the containers to the Purchaser during the quarter ending March 31, 2006. The after-tax amount of this gain is expected to be approximately $61.0 million, subject to closing adjustments and final accounting review. Effective April 1, 2006, we will no longer record leasing revenue relating to the containers sold to the Purchaser, but we or CAI will instead record management fee revenue relating to the sold containers under the Management Agreements.

First Quarter 2006 Impairment Charge

Beginning in late 2005 and continuing into the first quarter of 2006, one of our larger shipping line customers began returning a significant number of containers under leases entered into during 1999 and 2000 that had expired. Based upon an analysis of the quantity of containers involved, then-existing conditions in the short-term leasing market and related expenses associated with major equipment returns, we entered into negotiations with this customer regarding the parties’ on-going and future business relationships. Following extensive discussions, we reached an agreement with the customer whereby the leases for these containers would be converted to direct financing leases by extending the lease terms, with the lessee obtaining ownership at expiration. As a result of this modification to the lease terms, we concluded on March 29, 2006 that it would be necessary under U.S. generally accepted accounting principles to record a charge for impairment for these assets. The amount of this impairment charge, which will be recorded in the first quarter of 2006, is expected to be approximately $6.5 million. No portion of this impairment charge will result in any cash expenditures by us. To the extent that this agreement is extended to cover additional containers, by mutual agreement of the parties, we may incur an additional impairment charge in the future.

General

Interpool is one of the world’s leading suppliers of equipment and services to the intermodal transportation industry. We believe we are the world’s largest lessor of intermodal container chassis and a leading lessor of international dry freight standard containers used in international trade.

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

Chassis have been leased in pooled arrangements at marine ports since the mid 1980‘s. Chassis pools are locations where a lessor provides a group of chassis in a single port terminal location to be rented on a daily basis. A customer who signs our pool agreement and has appropriate credit is allowed to rent any chassis in the pool at any time. The industry term for this type of chassis pool is called a “neutral” pool, because the chassis are provided by a neutral third party rather than the shipping lines themselves. A shipping line notifies a trucker to pick up a chassis from the pool and then proceed to pick up the designated container for movement. The chassis is returned by the trucker to the pool when the move is complete. The shipping line or other customer pays only for the number of days it uses the chassis. Pool rental rates are higher than term lease rates because the customer pays only when the chassis is in use (and we may experience some idle, unpaid period between uses of the chassis) and because the customer generally does not pay for any maintenance and repair—the costs being also bundled into the overall chassis pool rate.

Recently, we have established two more advanced “neutral” chassis pools. These pools are clusters of locations in a region. We call them “metro pools” and such pools have been established in the New York metropolitan area, and the Houston metropolitan area. These pools differ from traditional neutral pools in that customers are able to pick up chassis in one location and return them to other locations that are all in the “network.” The logistics of the networking process are managed by our proprietary “PoolStat”™ software, which also manages the inventory and billing functions of the pools. This form of neutral pool is growing, and should see continued rapid growth in the next several years.

In 2000, we acquired the North American Intermodal Division of Transamerica Leasing, Inc. which included chassis pool operations at railroad terminals. This program has continued to expand, and today we have neutral chassis pools at over 40 rail terminals across the United States. Some of these terminals are linking up with the metro pools to create a more integrated marine/rail pool network.

In addition to neutral chassis pools involving the rental of Trac Lease chassis, Trac Lease also provides management services to the shipping lines who want to pool only their chassis in a port terminal for increased efficiency. The industry terms for these pools are “cooperative” or “co-op” chassis pools. The participating shipping lines contribute the chassis under their control to the overall pool. Once in the pool, any contributor can use any other contributor’s chassis. Trac Lease’s “PoolStat”™ software performs a number of complex management functions, including keeping track of the number of chassis used per day by a contributor versus the number of chassis contributed. Cooperative pools like neutral pools are growing in popularity with our customer base.

During the year ended December 31, 2005, as compared with the year ended December 31, 2004, our equipment leasing revenues for chassis increased due to an increase in the size of our operating lease chassis fleet and an increase in the size and performance of our chassis pool fleet, partially offset by a decline in utilization (including equipment on both operating and direct financing leases) from 97% to 95%. During 2005, the size of our chassis fleet increased to 226,000 chassis from 208,000 chassis at December 31, 2004.

During the year ended December 31, 2005, as compared with the year ended December 31, 2004, the decline in equipment leasing revenues for containers was primarily due to the contractual runoff of the container direct financing lease portfolio as well as a reduction in utilization rates. This reduction in utilization resulted from both the acquisition of new containers which have not yet been placed on lease and other containers being returned at the end of their lease term. Our fleet of containers increased to 832,000 twenty-foot equivalent units (“TEU”) at December 31, 2005 from 808,000 TEU at December 31, 2004. Utilization of our container fleet (including equipment on both operating and direct financing leases) was 97% and 99% at December 31, 2005 and 2004, respectively.

Since the second quarter of 2005, an excess supply of new containers has developed in China. While we believe this situation is probably temporary due to the significant deliveries of container ships scheduled for the next several years and the normal retirement of older containers, it has resulted in a slowing of new production, a reduction in new container prices and, in turn, has also resulted in softness in leasing demand and daily rental rates for long-term leases of new equipment. In addition, daily rental rates for used containers are very competitive and expiring operating leases are often renewed at daily rates that are lower than the rental rates during the initial lease term. During the second quarter of 2005, the number of new containers we had available for long-term lease increased, as customer demand for new on-hires was below demand expectations. However, a significant portion was subsequently placed on lease during the second half of 2005 and we expect to place the remainder of this equipment on long-term lease during the first half of 2006. In general, demand for leasing of new containers in the second half of 2005 has been slower than the first half of 2005.

Lease rates for new chassis rose steadily during the first half of 2005 due to both the increased cost of new equipment and the overall limitations in production space. Similarly, lease rates for used chassis rose from mid-2004 through the first half of 2005, largely due to the depletion of used chassis inventories and the rising price of new and remanufactured chassis. Demand for new chassis remained strong in the third and fourth quarters of 2005 and lease rates have remained at the levels experienced in the first half of 2005. We expect rates to remain at current levels through the first half of 2006.

We anticipate that industry demand for chassis will remain generally strong through 2006. In part this is due to the increased volume of cargo movement in and out of railroad terminals, causing the railroads to reconfigure the patterns of container and chassis activity on the terminals. In a growing number of locations, they are requiring empty containers to be moved off of the terminal, a process that requires additional chassis to service the additional container movements. Railroads are also increasing the use of neutral chassis pooling operated by leasing companies to aid efficiency. Marine ports are experiencing similar congestion, and are beginning to take similar measures to ease this congestion. Overall, more chassis will be needed to service these anti-congestion efforts.

Periods of fluctuation in leasing demand can occur. During the second half of 2005, we noted decreases in leasing demand for containers and in daily rental rates for long-term container leases. We anticipate that industry demand for chassis and containers will continue to grow. This expectation is supported by continued anticipation of a major expansion of the world cellular container ship fleet through 2008 as evidenced by recent reports that the major shipyards are experiencing large order backlogs through 2008. As reported in the Containerisation International Yearbook 2006, the world container fleet (excluding vessels to be scrapped) is expected to increase by 15.7% in 2006 and 15.5% in 2007 and beyond. As of November 1, 2005, the total container ship order book was comprised of approximately 1,165 ships with a total capacity of approximately 4.4 million TEU, for an increase of approximately 55.3% of the world cellular container ship capacity. We are not able to predict when this anticipated growth will impact container leasing demand.

We believe a number of factors have contributed to the high utilization of equipment in the industry. From 2003 to 2004, according to the Containerisation International Yearbook 2006, global containerized traffic increased by 12.6%, from 299.3 million TEU in 2003 to 336.9 million TEU in 2004, increasing demand for transportation equipment generally. In addition, several major shipping lines started to bring new, very large 8,000-9,000 TEU ships to the West Coast of the United States in the fall of 2004. When ships of this size are unloaded, they require the use of a larger number of chassis to move the containers to local railroad terminals or their final destinations. The large quantity of vessels on order will also require additional containers to support them. Demand for chassis has also been affected by the inability of the larger, fully loaded ships to pass through the Panama Canal. These ships typically discharge their cargo on the West Coast of the United States, with the cargo being moved by “land bridges”, by truck and rail, inland and across the country, using chassis at various stages during this process. At the same time, the demand for chassis, along with increased congestion at many of the rail and marine facilities around the country, has fueled an increase in the pooling of chassis for greater efficiencies. Correspondingly, we have experienced an increase in demand for our “PoolStat”™ based chassis management services as more shipping lines are entering into these chassis sharing arrangements. In addition, we have continued to experience high demand in our own Trac Lease neutral chassis pools at railroads and marine terminals. As a result of these factors, pool revenues increased significantly during 2005 and will continue to do so in 2006.

In late August 2005, Hurricane Katrina caused damage to some of our equipment when it struck two facilities in New Orleans where about 200 of our containers and 550 of our chassis were located. Under the terms and conditions of our agreements with the facilities and the lessees in possession of our equipment at the time, it is their responsibility to repair the damage at their expense. To date, most equipment has been repaired under these terms and at no cost to the Company.

During 2005, we received net additional financing commitments of $272.7 million from several institutions. At December 31, 2005 (excluding $110.7 million available under CAI’s revolving credit facility), we had a total of $221.5 million of unused commitments for growth, to re-finance existing secured debt or for other working capital requirements. Our interest expense was $9.1 million higher during 2005 than it was during 2004 as we experienced a higher level of interest rates, partially offset by the fact that waiver-related bank fees paid during 2005 were significantly lower than they had been during 2004, at which time we were required to obtain waivers related to our delayed SEC filings. The increase in interest rates was due to an overall increase in interest rates for new borrowings, including the issuance during late 2004 of the $230.0 million of Notes due in 2014 which have an overall interest rate of 8.3%, including the amortization of the original issue discount. We regularly evaluate financing proposals which, when coupled with available cash balances and funds available under commitments mentioned above, could be used for growth, for refinancing existing facilities and for working capital.

As of December 31, 2005, our commitments for future capital expenditures totaled approximately $74.2 million with approximately $63.8 million committed for 2006. Our available liquidity at December 31, 2005, including $221.5 million available under credit facilities (which excludes CAI’s credit facility), was $626.2 million after deducting $22.6 million of restricted cash. Required debt repayments and capital lease payments for the next 12 months totaled $229.1 million. Based on our existing cash balances, financings closed, and our financial projections of operating cash flow for the future, we believe that we will have sufficient liquidity to grow our portfolio while meeting our obligations and commitments as they become due.

Other than interest expense and depreciation expense on our operating lease equipment, our primary expenses are corporate administrative and lease operating expenses, which include maintenance and repair expense, as well as storage and positioning expense. Our lessees are generally responsible for lease operating expenses during the term of their lease. Our corporate administrative expenses are primarily employee related costs such as salary expense, costs of employee benefits, information technology expenses and travel and entertainment costs, as well as expenses incurred for outside services such as legal, consulting and audit related fees. During 2005, lease operating and administrative expenses as a percentage of total revenues were 37.7%, compared to 35.9% during the same period in 2004. This increase was primarily due to an increase in maintenance and repair costs, positioning and handling expenses, and compensation expense for the variable accounting associated with the change in the fair value for the portion of CAI’s preferred stock held by certain employees of CAI which was acquired using the proceeds of the loan from CAI. These increases were partially offset by a decrease in storage and equipment rental costs. The additional personnel and systems enhancements we are adding to improve our internal controls, as well as additional procedures being implemented to comply with the requirements of the Sarbanes-Oxley Act, have also added incremental administrative expenses in 2005.

Non-performing receivables totaled $11.5 million at December 31, 2005 compared with $12.5 million at December 31, 2004. Reserves of $11.5 million and $11.8 million, respectively, have been established against these non-performing receivables. During 2005, receivable write-offs net of recoveries totaled $2.8 million as compared with $3.7 million in 2004.

Our net income for the year ended December 31, 2005 was $60.5 million as compared with $7.9 million for the year ended December 31, 2004. The December 31, 2005 net income included non-cash income of $18.5 million (for which no tax expense is recorded) resulting from the change in fair value of the warrants issued by us during September 2004 in connection with a Securities Purchase Agreement pursuant to which we sold $150.0 million of 6.0% notes due in 2014. In addition, the December 31, 2005 net income included $11.5 million (net of tax) resulting from the gain on sale of an equity investment and $23.1 million (net of tax) of expenses related to repatriation. The December 31, 2004 net income included income of $5.2 million (net of tax) related to an insurance settlement. Additionally, the December 31, 2004 net income included non-cash expense of $49.2 million (for which no tax benefit is derived) resulting from the change in fair value of the warrants mentioned above. Our net income per share on a fully diluted basis for the year ended December 31, 2005 and 2004 was $1.94 and $0.27, respectively. Annualized return on average stockholders’ equity was 14.6% for the year ended December 31, 2005. Excluding the non-cash income for the change in the fair value of the warrants, the gain on sale of equity investment and the repatriation expenses, the annualized return on average stockholder’s equity was 13.0% for the year ended December 31, 2005. Excluding the non-cash expense for the change in the fair value of the warrants and the gain on settled insurance litigation, the annualized return on average stockholders’ equity was 12.6% for the year ended December 31, 2004.

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

On December 27, 2005, Interpool, Inc.‘s wholly owned Barbados subsidiary, Interpool Limited, made a distribution to Interpool, Inc. of approximately $305.0 million (the “Distribution”), as part of a plan approved by Interpool, Inc.‘s Board of Directors to repatriate accumulated and current earnings and profits of Interpool Limited, which previously had been considered permanently reinvested outside the United States. Pursuant to the American Jobs Creation Act of 2004 (the “AJCA”), the Distribution was subject to U.S. federal tax at a reduced rate of approximately 5.25%.

In connection with our repatriation plan, on December 14, 2005, effective as of close of business on November 30, 2005, Interpool Limited, which operated our international container leasing business, transferred substantially all of its operating assets and related liabilities to Interpool Containers Limited (“ICL”), a newly formed Barbados company which is a subsidiary of Interpool, Inc. ICL now operates our international container leasing business.

Our container leasing operations are primarily conducted through our Barbados subsidiaries, previously Interpool Limited, and beginning November 30, 2005, ICL, as well as through our consolidated subsidiary CAI, of which we own a 50% common equity interest and currently appoint a majority of the members of the board of directors. Our effective U.S. federal tax rate benefits substantially from the application of an income tax convention, pursuant to which the profits of Interpool Limited and beginning November 30, 2005, ICL from international container leasing operations are exempt from federal taxation in the United States. These profits are subject to Barbados tax at rates that are significantly lower than the applicable rates in the United States. For further information regarding the United States and Barbados Tax Treaty, see Note 5 to the Consolidated Financial Statements and the “United States Federal Income Tax” section of Management’s Discussion and Analysis in this Form 10-K.

Through December 31, 2005, we claimed treaty benefits under the United States and Barbados income tax treaty (the “Tax Treaty”). The Tax Treaty contained a limitation on the benefits provision which denied treaty benefits under certain circumstances. However, we did not fall within the Tax Treaty’s limitation on benefits provision.

Beginning January 1, 2005, in addition to having to satisfy the limitation on benefits provision, Interpool Limited and ICL are only eligible for the Tax Treaty benefits with respect to its container rental and sales income if Interpool Inc is listed on a “recognized stock exchange” and Interpool Inc.‘s stock is primarily and regularly traded on such exchange.

Although our common stock was not listed on a recognized stock exchange at January 1, 2005, on January 13, 2005, our common stock was listed, and began trading, on the New York Stock Exchange. We believe this listing and our current trading volume satisfies the “primarily” and “regularly” traded requirements of the Tax Treaty, thus qualifying us for benefits under the Tax Treaty again on January 13, 2005. We estimated there should be no U.S. current tax expense for the period January 1, 2005 to January 12, 2005, when we were not covered by the Tax Treaty.

As companies resident of Barbados, Interpool Limited and ICL are required to file tax returns in Barbados and pay any tax liability to Barbados. Prior to the third quarter of 2005, no Barbados tax returns had been prepared and filed for Interpool Limited for any period subsequent to its 1997 tax year. As of September 30, 2005, all previously outstanding Barbados tax returns (1998 – 2004 tax years) were filed. There was no underpayment of taxes, interest or penalties (other than a nominal late filing penalty) with the filing of these returns.

Results of Operations

The sections that follow analyze our results of operations by financial statement caption and provide a more detailed discussion of our performance for the year ended December 31, 2005 as compared to December 31, 2004 and for the year ended December 31, 2004 compared to the year ended December 31, 2003.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Equipment Leasing Revenue. Our equipment leasing revenues increased to $393.9 million for the year ended December 31, 2005, from $388.2 million in the year ended December 31, 2004, an increase of $5.7 million or 1%.

Container leasing segment revenues decreased to $178.1 million for the year ended December 31, 2005, from $181.5 million in the year ended December 31, 2004, a decrease of $3.4 million or 2%. The decrease was primarily attributable to a reduction in container operating lease revenues of $1.8 million and a reduction in direct financing lease revenues of $1.6 million. The decrease in container operating lease revenues was primarily due to a decrease in utilization rates, partially offset by an increase in the daily rental rates. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire regardless of whether all of these units are generating revenue. Under this method, utilization rates of our container operating lease fleet were 95% and 99% at December 31, 2005 and 2004, respectively. This reduction in utilization resulted from both the acquisition of new containers which have not yet been placed on lease and other containers being returned at the end of their lease term. The utilization rates of our operating lease container fleet, considering CAI’s actual utilization rates for our operating lease containers managed by CAI, were 92% and 96% at December 31, 2005 and 2004, respectively.

Domestic intermodal equipment segment revenues increased to $215.7 million for the year ended December 31, 2005, from $206.7 million in the year ended December 31, 2004, an increase of $9.0 million or 4%. The increase was primarily attributable to an increase in chassis operating lease revenues of $9.9 million, partially offset by a decrease in direct financing lease revenues of $0.9 million. The incremental chassis operating lease revenues were primarily due to an increase in our chassis operating lease fleet of 5% and an increase in the size and the performance of our chassis pool fleet which generally earns a higher daily rental rate, partially offset by a decrease in utilization rates. The decrease in direct financing lease revenues, as compared to the prior year period, was primarily due to the run-off of the finance lease portfolio at a rate which was faster than the addition of new leases to this portfolio. The utilization rates of our domestic intermodal chassis operating lease fleet were 95% and 97% at December 31, 2005 and 2004, respectively.

Other Revenue. Our other revenues increased to $22.7 million for the year ended December 31, 2005, from $16.2 million in the year ended December 31, 2004, an increase of $6.5 million or 40%.

Container leasing segment other revenues increased to $10.7 million for the year ended December 31, 2005, from $8.7 million in the year ended December 31, 2004, an increase of $2.0 million or 23%. The increase was primarily attributable to an increase in billable repairs to our lessees at the termination of a lease of $1.6 million and an increase in container positioning revenue of $0.4 million.

Domestic intermodal equipment segment other revenues increased to $12.0 million for the year ended December 31, 2005, from $7.5 million in the year ended December 31, 2004, an increase of $4.5 million or 60%. The increase was primarily attributable to an increase in billable repairs to our lessees at the termination of a lease of $3.1 million and an increase in chassis positioning revenue of $1.3 million.

Lease Operating and Administrative Expenses. Our lease operating and administrative expenses increased to $156.9 million for the year ended December 31, 2005 from $145.3 million in the year ended December 31, 2004, an increase of $11.6 million or 8%.

The increase was primarily due to:

•	An increase in maintenance and repair costs of $9.9 million primarily due to an increase in chassis assigned to chassis pools which generate higher daily rental rates and higher repair expenses. In addition, we experienced an increase in the number of chassis that were refurbished or remanufactured during the current period which resulted in an increase to maintenance and repairs costs.

•	An increase in salary and employee related expenses of $4.7 million primarily due to $4.4 million of compensation expense for the variable accounting associated with the change in the fair value for the portion of CAI’s preferred stock held by certain employees of CAI which was acquired using the proceeds of the loan from CAI and an increase in headcount and employee related costs, partially offset by a reduction in compensation related expenses associated with the variable accounting for our stock appreciation rights. The reduction in compensation related expense relative to our stock appreciation rights was primarily due to the decline in the market value of our common stock during the current year period as compared to the prior year period.

•	An increase in positioning and handling expense for our equipment of $2.9 million which was primarily due to the repositioning of equipment to chassis pool locations and to customers at the outset of new term leases.

•	An increase in consulting fees of $1.0 million primarily due to increased consulting services to facilitate compliance with the Sarbanes-Oxley Act during the first four months of 2005 and the development of our new IT systems, partially offset by a reduction in consulting services associated with our financial planning and analysis activities as we added personnel to bring those activities in-house.

•	An increase of $0.9 million due to the effects of foreign currency translation.

•	A decrease in equipment rental costs of $4.2 million primarily due to the buyout of leases related to container equipment which had previously been leased-in by CAI.

•	A decrease in storage costs of $1.5 million primarily due to increased utilization experienced within CAI’s container fleet as well as our containers managed by CAI.

•	A decrease in audit expenses of $1.3 million resulting from incremental audit fees incurred for the year ended December 31, 2004 due to the delay in filing our financial statements for 2003 and 2004 and additional costs incurred in 2004 related to the implementation requirements of the Sarbanes-Oxley Act.

•	A decrease in legal fees of $1.2 million primarily due to reduced legal costs incurred in connection with the Audit Committee and SEC investigations.

A further breakdown of the lease operating and administrative expense variances, as compared to the prior period, by reportable segment is as follows:

•	Container leasing segment lease operating and administrative expenses decreased to $46.2 million for the year ended December 31, 2005 from $46.7 million in the year ended December 31, 2004, a decrease of $0.5 million or 1%. This decrease can be summarized as follows:
(Dollars in millions)	Container Leasing

Equipment rental expense	$(3.8)
Storage expense	(1.2)
Positioning and handling expense	(0.7)
Maintenance and repairs expense	(0.4)
Audit expense	(0.3)
Legal fees	(0.2)
Salary and employee related expenses	4.5
Foreign exchange	0.7
Consulting fees	0.6
Other, net	0.3

Total	$(0.5)

•	Domestic intermodal equipment segment lease operating and administrative expenses increased to $110.7 million for the year ended December 31, 2005 from $98.6 million in the year ended December 31, 2004, an increase of $12.1 million or 12%. This increase can be summarized as follows:
(Dollars in millions)	Domestic Equipment Intermodal

Maintenance and repairs expense	$10.3
Positioning and handling expense	3.6
Consulting fees	0.3
Salary and employee related expenses	0.2
Foreign exchange	0.2
Legal fees	(1.0)
Audit expense	(0.9)
Equipment rental expense	(0.4)
Storage expense	(0.3)
Other, net	0.1

Total	$12.1

During 2004, we incurred costs totaling $5.9 million ($4.0 million, net of tax) related to the investigations by our Audit Committee and the SEC, separation agreements with our former Chief Financial Officer and our former President, legal representation for the Company as well as our officers, directors and employees, the payment of fees in order to obtain necessary waivers from our financial institutions and the proceedings before The New York Stock Exchange to delist our securities. The largest components of these costs incurred in 2004 were $2.4 million of legal and consulting fees and $2.5 million of bank waiver fees. It is possible that we could continue to incur additional costs relating to the formal investigation by the SEC and the class action lawsuit, including the cost of legal representation for the Company and our current and former officers, directors and employees.

Provision for Doubtful Accounts. Our provision for doubtful accounts increased to $2.1 million for the year ended December 31, 2005 from $1.5 million for the year ended December 31, 2004. The increase was primarily attributable to additional provisions for specific customers which became delinquent during 2005. During the year ended December 31, 2005, our non-performing receivables decreased $1.0 million ($11.5 million at December 31, 2005 and $12.5 million at December 31, 2004). As of December 31, 2005 and December 31, 2004, our non-performing receivables, net of applicable reserves, were 0.05% and 1.01%, respectively, of accounts receivable, net. Our provision for doubtful accounts is provided based upon a quarterly review of the receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of direct financing lease receivables.

Fair Value Adjustment for Derivative Instruments. Our fair value adjustment for derivative instruments income amounted to $2.9 million for the year ended December 31, 2005 as compared to income of $1.5 million for the year ended December 31, 2004. The income for the year ended December 31, 2005, as well as the prior year period, was primarily due to the change in fair value of interest rate swap agreements held which do not qualify as cash flow hedges.

Fair Value Adjustment for Warrants. Our non-cash fair value adjustment for warrants income amounted to income of $18.5 million for the year ended December 31, 2005, as compared to expense of $49.2 million for the prior year period. The income for the year ended December 31, 2005, as well as the expense for the prior year period, were due to the change in the estimated fair value of the Warrants issued in September 2004 in connection with the 6.0% Notes. The Warrants are classified as a liability on the accompanying Consolidated Balance Sheets. The estimated fair market value of these Warrants decreased from $71.7 million at December 31, 2004 to $53.2 million at December 31, 2005. This reduction in the fair value of the Warrants resulted primarily from the change in the market value of our common stock during 2005. A registration statement for the Warrants was filed with the SEC and was declared effective on February 21, 2006. It is management’s belief that this was the final criteria to be met under the provisions of EITF 00-19 for classification of the Warrants as equity. Therefore, the volatility of our earnings resulting from the classification of these Warrants as a liability will be limited to the change in the value of these Warrants between December 31, 2005 and February 21, 2006. See Note 18 to the Consolidated Financial Statements.

Depreciation and Amortization of Leasing Equipment. Our depreciation and amortization expenses increased to $90.0 million for the year ended December 31, 2004, from $89.5 million for the year ended December 31, 2004, an increase of $0.5 million or 1%. This increase was primarily due to additions to our chassis operating lease fleet, partially offset by reductions in depreciation within the container leasing segment. For a majority of the current year period, the size of the container operating lease fleet was lower than the corresponding fleet in 2004 due to ongoing sales of used containers. At December 31, 2005, the container fleet showed an increase over 2004 levels due to the acquisition of equipment during the late stages of the year.

Impairment of Leasing Equipment. Our impairment of leasing equipment expense decreased to $4.0 million for year ended December 31, 2005, from $4.6 million for the year ended December 31, 2004, a decrease of $0.6 million. This decrease was primarily due to a reduction in impairment losses related to damaged equipment that was subsequently remanufactured ($1.3 million), partially offset by an increase in impairment losses for idle equipment ($0.7 million).

(Income)/Loss for Investments Accounted for Under the Equity Method. The decrease in (income)/loss for investments accounted for under the equity method of $0.2 million during the year ended December 31, 2005 resulted primarily from reduced earnings from the investment which was sold during the third quarter of 2005. See Note 15 to the Consolidated Financial Statements for further information on the sale of our equity investment.

Loss on Retirement of Debt. During the year ended December 31, 2005, in connection with the repatriation of foreign earnings and profits and the repayment of certain debt instruments, we incurred $3.0 million of fees as a result of the early extinguishment of debt which was paid off prior to its contractual maturity.

Gain on Sale of Leasing Equipment. We had a gain on sale of leasing equipment of $13.4 million during the year ended December 31, 2005 compared to $14.7 million for the prior year. The decrease of $1.3 million was primarily due to a decrease of $3.1 million in gains on equipment sales to third party investors recognized by CAI. The decrease in gains on equipment sales recognized by CAI was primarily due to a decrease in volume of units sold to third party investors during the current year period as well as a decrease in the margin recognized by CAI on sales to third parties. This decrease was partially offset by a $1.7 million increase in gains on equipment sales within our container and chassis product lines as compared to the prior year period.

Other Income, Net. We had other income of $1.4 million during the year ended December 31, 2005 compared to $0.9 million of other income for the year ended December 31, 2004. The increase of $0.5 million was primarily due to an increase in fee income as compared to the prior year period.

Gain on Insurance Settlement. During the year ended December 31, 2004, we signed an agreement settling the lawsuit and claims under our insurance policy related to the default of a South Korean customer. In connection with this settlement, we recognized a one-time gain of $6.3 million ($5.2 million, net of tax) related to the $26.4 million settlement of the claim. See Note 16 to the Consolidated Financial Statements.

Gain on Sale of Equity Investment. During the year ended December 31, 2005, a non-transportation company in which we held a minority equity position since 1997 was sold. In connection with this sale, we recognized a pre-tax gain of $13.0 million ($11.5 million net of tax). See Note 15 to the Consolidated Financial Statements for further information on the sale of our equity investment.

Interest Expense. Our interest expense increased to $121.1 million in the year ended December 31, 2005 from $112.0 million in the year ended December 31, 2004, an increase of $9.1 million or 8%. This increase was primarily attributable to increased interest rates ($10.7 million) and increased borrowings ($1.0 million). These increases were partially offset by a decrease in waiver-related bank fees of $2.5 million. This decrease was due to the bank fees paid throughout 2004 in order to obtain waivers from our lenders necessitated by our delayed SEC filings. As of December 27, 2004, we were no longer delinquent with regard to our SEC filings; therefore we did not incur such fees during 2005. The increase in interest rates was due to an overall increase in interest rates for new borrowings, including the issuance during late 2004 of the $230.0 million of Notes due in 2014 which have an overall interest rate of 8.3%, including the amortization of the original issue discount.

Interest Income. Our interest income increased to $9.4 million in the year ended December 31, 2005 from $3.4 million in the year ended December 30, 2004, an increase of $6.0 million. The increase in interest income was primarily due to an increase in average invested cash balances due to the proceeds received during late 2004 under new debt agreements, higher interest rates on the invested cash balances, the partial liquidation of our investment in a private equity investment fund ($2.1 million) and the receipt of $1.6 million of past due interest received on a note receivable which was accounted for as non-performing at December 31, 2004 due to the multiple extensions of the repayment terms by the borrower.

Minority Interest Expense, Net. The decrease in minority interest expense, net of $1.6 million for the year ended December 31, 2005 as compared to the prior year was primarily due to changes in net income reported by our partially owned consolidated subsidiaries.

Provision for Income Taxes. We recorded an income tax provision of $30.8 million for the year ended December 31, 2005 as compared to $13.4 million for the year ended December 31, 2004. Although pre-tax income, as adjusted for the non-cash fair market adjustment for warrants which have no tax effect, increased by only $2.4 million, the $17.4 million net increase in the income tax provision resulted primarily from three factors: (i) the $17.6 million federal and state tax incurred on the $305.0 million repatriation distribution made by Interpool Limited to Interpool, Inc. during December, (ii) the $2.4 million increase in state taxes incurred by Interpool Limited in connection with its sale of substantially all of its operating assets and liabilities to Interpool Containers Limited, and (iii) a higher proportion of pre-tax income derived during 2005, as compared to 2004, from the domestic intermodal division, which is taxed at the higher United States rates, as opposed to the lower taxed (approximately 3%) international container division. These increases to the income tax provision were offset by a low effective tax rate (11.5%) applied against the pre-tax gain realized on the sale of an equity investment, because for tax purposes the equity investment had never been written down, and $6.4 million net reversals in valuation allowances for certain deferred tax assets. The $6.4 million net reversals in the valuation allowances includes an $0.8 million increase relating to an equity investment, Chassis Holdings I, LLC, and complete valuation allowance reversals of $7.2 million pertaining to certain equity investments which have been fully disposed of and to state net operating losses which were reclassified as state passive activity losses.

Net Income. As a result of the factors described above, our net income increased to $60.5 million in the year ended December 31, 2005 from $7.9 million in the year ended December 31, 2004.

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

The decrease was primarily due to:

•	A decrease in storage costs of $4.7 million primarily due to increased utilization experienced within CAI’s container fleet as well as within the domestic intermodal chassis product line.

•	A decrease of $2.7 million in positioning and handling expenses, primarily due to a reduction in services incurred for the United States military.

•	A decrease in maintenance and repair costs of $2.6 million primarily due to a decrease in repairs of equipment for both the chassis and container product lines.

•	A decrease in legal and consulting fees of $2.0 million primarily due to a reduction in legal fees related to the Audit Committee and SEC investigations in 2003 and the class action lawsuit, partially offset by increased consulting services.

•	A decrease in commission expense of $1.1 million primarily due to the write-off of deferred sales commissions in the prior year period, as well as an overall reduction in agency commissions.

•	An increase in foreign exchange gains of $1.1 million primarily due to the effects of foreign currency fluctuations.

•	A decrease in travel and entertainment expense of $0.7 million primarily due to reduced executive travel incurred within the container leasing segment.

•	A decrease in compensation related expense of $3.2 million primarily due to $12.9 million recorded in 2003 related to separation agreements with our former Chief Financial Officer who resigned in July 2003 and our former President who resigned in October 2003. These costs included a $7.1 million charge related to the modification of the options held by our former President. This reduction due to the separation agreements was largely offset by an increase in headcount and other employee related costs.

A further breakdown of the lease operating and administrative expense variances, as compared to the prior period, by reportable segment is as follows:

•	Container leasing segment lease operating and administrative expenses decreased to $46.7 million for the year ended December 31, 2004 from $54.2 million in the year ended December 31, 2003, a decrease of $7.5 million or 14%. This decrease can be summarized as follows:
(Dollars in millions)	Container Leasing

Storage expense	$(3.9)
Legal and consulting fees	(1.7)
Commissions expense	(1.1)
Foreign exchange	(1.1)
Maintenance and repairs expense	(0.8)
Travel and entertainment expense	(0.7)
Positioning and handling expense	(0.5)
Compensation related expense	3.0
Other, net	(0.7)

Total	$(7.5)

•	Domestic intermodal equipment segment lease operating and administrative expenses decreased to $98.6 million for the year ended December 31, 2004 from $109.2 in the year ended December 31, 2003, a decrease of $10.6 million or 10%. This decrease can be summarized as follows:
(Dollars in millions)	Domestic Intermodal Equipment

Compensation related expense	$(6.2)
Positioning and handling expense	(2.2)
Maintenance and repairs expense	(1.8)
Storage expense	(0.8)
Legal and consulting fees	(0.3)
Other, net	0.7

Total	$(10.6)

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

(Dollars in millions):	Year Ended December 31, 2003	Year Ended December 31, 2004

Audit fees for the reaudits
and restatements	$3.6	$0.5
Cost of investigations	5.9	0.2
Legal and consulting fees	3.2	2.4
Separation agreements	13.0	0.3
Bank waiver fees	1.6	2.5

Amounts before tax	$27.3	$5.9

Amounts net of tax	$17.2	$4.0

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

Gain on Insurance Settlement. During the year ended December 31, 2004, we signed an agreement settling the lawsuit and claims under our insurance policy related to the default of a South Korean Customer. In connection with this settlement, we recognized a pre-tax gain of $6.3 million related to the $26.4 million settlement of the claim during the three months ended June 30, 2004. See Note 16 to the Consolidated Financial Statements.

Gain on Sale of Leasing Equipment. We had a gain on sale of leasing equipment of $14.7 million during the year ended December 31, 2004 compared to $1.0 million for the prior year. The increase of $13.7 million was primarily due to an increase of $10.4 million in gains on equipment sales to third parties recognized by CAI. The increase in gains on equipment sales recognized by CAI was due to an increase in volume, as well as an increase in the returns generated on the equipment sales due to the favorable market conditions within the container resale sector. In addition, during the fourth quarter of 2004, we sold certain assets of CTC Container Trading (U.K.) Limited, a wholly-owned subsidiary which leased specialized cargo carrying units and other equipment for use by companies operating in the North Sea, which resulted in a pre-tax profit of approximately $0.9 million. The remainder of the increase in gains on equipment sales was primarily due to the favorable market conditions we experienced in the resale sector for containers as compared to the prior year period, as well as sales of certain railcars which contributed favorably to profits on equipment sales.

Other Income, Net. We had other income of $0.9 million during the year ended December 31, 2004 compared to $4.1 million of other income for the year ended December 31, 2003. The decrease of $3.2 million was primarily due to a $2.9 million gain recorded in October 2003 resulting from the consolidation of assets and liabilities of a special purpose entity (which no longer qualified for off-balance sheet treatment for accounting purposes) formed as part of our container lease securitization program. This gain resulted primarily from the favorable credit loss experience through September 30, 2003 on the underlying direct financing leases as compared to the assumed credit losses of 1.5%. See Note 7 to the Consolidated Financial Statements for further discussion of the accounting for this special purpose entity.

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

Liquidity and Capital Resources

Historically, we have used funds from various sources to meet our corporate obligations and to finance the acquisition of equipment for lease to customers. The primary funding sources have been cash provided by operations, borrowings (generally from banks) and securitization of lease receivables, issuance of capital lease obligations and the sale of our securities. In addition, we have generated cash from the sale of equipment being retired from our fleet. In general, we have sought to meet debt service requirements from the leasing revenue generated by our equipment. At December 31, 2005, our scheduled capital lease and debt service payments (principal and estimated interest) for 2006 totaled $352.5 million and for 2007 totaled $422.9 million. Scheduled payments due to us under non-cancelable operating and direct financing lease agreements with our lessees total $315.7 million for 2006 and $277.1 million for 2007 (see Note 2 to our Consolidated Financial Statements). In addition, as of December 31, 2005, we had approximately $404.7 million of unrestricted cash and marketable securities on hand. The combination of unrestricted cash and marketable securities ($404.7 million) and non-cancelable lease payments due to us during 2006 and 2007 ($592.8 million) exceeds our scheduled debt service payments (principal and estimated interest) of $775.4 million for 2006 and 2007 by approximately $222.1 million.

Our utilization rates of containers and chassis, as well as those of our competitors are at high levels. However, there has been softness in the container sector due to an excess supply of new containers in China resulting in decreased demand for containers and decreases in daily rental rates for long term container leases. In addition, lease rates for used containers were competitive for much of the past two years. We anticipate that industry demand for chassis and containers will continue to grow. This expectation is supported by continued anticipation of a major expansion of the world cellular container ship fleet through 2008 as evidenced by recent reports that the major shipyards are experiencing large order backlogs through 2008. As of December 31, 2005, the existing order backlog was enough to account for an increase of approximately 12.2% in the world’s cellular container ship fleet and is expected to result in demand for a significant number of additional containers and chassis. We are not able to predict when this anticipated growth will impact container leasing demand. Lease rates for new chassis rose steadily during the first half of 2005 due to both the increased cost of new equipment and the overall limitations in production space. Similarly, lease rates for used chassis rose from mid-2004 through the first half of 2005, largely due to the depletion of used chassis inventories and the rising price of new and remanufactured chassis. Demand for new chassis remained strong in the second half of 2005 and lease rates have remained at the levels experienced in the first half of 2005. During the second half of 2005, we noted decreases in leasing demand for containers and in daily rental rates for long-term container leases. In addition, lease rates for used containers were competitive for much of the past two years. We are not currently able to predict whether this decrease in demand represents a trend that will continue in 2006, although demand for leasing of new containers in the second half of 2005 has been slower than the first half of 2005.

We have usually funded a significant portion of the purchase price for new containers and chassis through secured borrowings from financial institutions under various credit facilities. However, from time to time we have funded new equipment acquisitions through the use of working capital and may finance this equipment at a later date. We have successfully added $272.7 million of net financing commitments for secured financing from January 1, 2005 to December 31, 2005. As of December 31, 2005 (excluding $110.7 million available under CAI’s revolving credit facility), a total of $221.5 million of these financing commitments was available to us for future use. We are currently in negotiations with other potential lenders with regard to additional financings to support business growth.

Cash Flow

Net cash provided by operating activities amounted to $150.0 million in 2005 as compared to $160.3 million in 2004. While net income for the year ended December 31, 2005 was $52.7 million higher than net income for the year ended December 31, 2004, the change in cash provided by these activities was affected by the following:

•	2005 net income included non-cash income of $18.5 million related to the adjustment of the estimated fair value of warrants issued by us in the third quarter of 2004 as compared to non-cash expense of $49.2 million reported in 2004 net income.
•	2005 net income included a $13.0 million gain ($11.5 million, net of tax) related to the sale of a company in which we held a minority equity investment.
•	2005 net income included an increase in taxes payable due primarily to the $20.0 million provision associated with the December 2005 repatriation of cash from our Barbados subsidiary, Interpool Limited.
•	Net income for the year ended December 31, 2004 included a gain on settled insurance litigation of $6.3 million ($5.2 million, net of tax).

Excluding the items noted above, net cash provided by these activities decreased $1.4 million for the year ended December 31, 2005 as compared to the prior year period. The remaining change in cash provided by operating activities resulted primarily from the following:

•	a reduction in cash provided by other receivables ($27.8 million) which resulted primarily from the collection of $26.4 million for a settled insurance claim received during 2004 and
•	a reduction in cash used for accounts payable and accrued expenses ($18.0 million).

The remainder of the change in net cash provided by operating activities was primarily due to changes in other operating assets and liabilities in the ordinary course of business.

Net cash provided by operating activities amounted to $160.3 million in 2004 as compared to $150.0 million in 2003. While net income for the year ended December 31, 2004 was $29.6 million lower than net income for the year ended December 31, 2003, the change in cash provided by these activities was affected by the following:

•	2004 net income included a gain on settled insurance litigation of $6.3 million ($5.2 million, net of tax) and
•	2004 net income included a non-cash expense of $49.2 million related to the adjustment of the estimated fair value of warrants issued by us in the third quarter of 2004.
•	Net income for the year ended December 31, 2003 included a non-cash charge of $7.1 million ($4.3 million after tax) related to the modification of options held by our former President.

Excluding the items noted above, net cash provided by these activities increased $10.2 million for the year ended December 31, 2004 as compared to the prior year. The remaining change in cash provided by operating activities resulted primarily from the following:

•	an increase in cash provided by other receivables ($26.8 million) resulting primarily from the collection of an outstanding claim receivable related to the insurance settlement noted above and
•	a decrease in cash provided by operating activities as a result of a decrease in accounts payable and accrued expenses ($13.6 million) and an increase in other assets ($13.0 million).

The remainder of the change in net cash provided by operating activities was primarily due to changes in other operating assets and liabilities in the ordinary course of business.

Net cash used for investing activities amounted to $243.3 million in 2005 as compared to $8.3 million in 2004. The increase in net cash used for investing activities in 2005 was primarily due to the following:

•	an increase in acquisition of leasing equipment ($226.6 million) and investment in direct finance leases ($17.2 million),
•	a decrease in the proceeds from disposition of leasing equipment ($7.2 million) partially offset by
•	proceeds from the sale of a company in which we held an equity investment ($15.0 million).

Net cash used for investing activities amounted to $8.3 million in 2004 as compared to $212.7 million in 2003. The decrease in net cash used for investing activities in 2004 was primarily due to the following:

•	a decrease in the investment in direct financing leases ($65.5 million),
•	a decrease in acquisition of leasing equipment ($30.9 million),
•	an increase in cash collections on direct financing leases ($11.1 million) and
•	an increase in the proceeds from disposition of leasing equipment ($98.7 million).

Net cash provided by financing activities amounted to $211.2 million in 2005 as compared to $16.4 million in 2004. The change was primarily due to the following:

•	an increase in the proceeds from the issuance of debt ($252.0 million),
•	an increase in the borrowings under revolving credit lines ($167.0 million),
•	a decrease in repayment under revolving credit lines ($62.5 million), partially offset by
•	an increase in repayment of long term debt and capital lease obligation ($265.2 million) and
•	an increase in dividends paid ($28.1 million).

Net cash provided by financing activities amounted to $16.4 million in 2004 as compared to $33.0 million in 2003. The change was primarily due to the following:

•	an increase in repayment of revolving credit lines ($189.5 million),
•	an increase in repayment of long term debt and capital lease obligations ($183.1 million),
•	a decrease in the borrowings under revolving credit facilities ($57.5 million), partially offset by
•	an increase in the proceeds from the issuance of debt ($415.5 million).

The following table sets forth certain historical cash flow information for the three years ended December 31, 2005.

	Year Ended December 31
	2005	2004	2003
	(Dollars in millions)
Net cash provided by operating activities	$150.0	$160.3	$150.0
Proceeds from disposition of leasing equipment	145.9	153.1	54.4
Acquisition of leasing equipment	(433.2)	(206.6)	(237.5)
Investment in direct financing leases	(60.9)	(43.7)	(109.3)
Net collections on direct financing leases	89.9	88.9	77.8
Net proceeds of issuance of long-term debt and capital lease obligations in excess of payment of long-term debt and capital lease
obligations	226.8	240.0	7.6
Net borrowings (repayment) under revolving credit lines	14.0	(215.5)	31.5

Contractual Obligations and Commercial Commitments

We and our subsidiaries are parties to various operating and capital leases and are obligated to make payments related to our long-term borrowings. See Notes 3 and 8 to the Consolidated Financial Statements. We are also obligated under various commercial commitments, including obligations to our equipment manufacturers.

The following tables summarize our contractual obligations and commercial commitments at December 31, 2005.

                                                                       Amounts Due by Period
                                                                       (Dollars in millions)
                                             -------------------------------------------------------------------
                                               Less than 1                                             More than
Contractual Obligations           Total           year          1-3 years           4-5 years           5 years
--------------------------      --------     -------------    ------------         -----------        ----------
Long-Term Debt                  $1,290.4     $     187.3      $     430.9          $     190.3        $    481.9
Capital Lease Obligations          673.3            41.8            138.3                107.4             385.8
Interest on Long-Term
  Debt and Capital Lease
  Obligations                      794.6           123.4            192.0                139.6             339.6
Operating Leases                    33.8            10.5             15.7                  7.5               0.1
Unconditional Purchase
Obligations                         74.2            63.8             10.4                  ---               ---
Employment Agreements               10.5             3.0              2.3                  2.5               2.7
Separation Agreements                1.3             0.8              0.5                  ---               ---
                                     ---             ---              ---                  ---               ---
Total Contractual Cash
Obligations                     $2,878.1          $430.6           $790.1               $447.3          $1,210.1
                                ========          ======           ======               ======          ========

                                                       Amounts of Commitment Expiration Per Peroid
                                  Total      -------------------------------------------------------------------
Other Commercial                 Amounts       Less than 1                                               Over
  Commitments                   Committed         year          1-3 years           4-5 years           5 years
----------------------------    --------     -------------    ------------         -----------        ----------

Standby Letters of Credit           $0.3            $0.3             $---                 $---              $---
Guarantees                          16.8             ---              8.0                  3.8               5.0
                                    ----             ---              ---                  ---               ---
Total Commercial Commitments       $17.1            $0.3             $8.0                 $3.8              $5.0
                                   =====            ====             ====                 ====              ====

Debt and Capital Lease Obligations:

The following table summarizes our debt and capital lease obligations as of December 31, 2005 and 2004:

	(Dollars in Millions)
Total Debt and Capital Lease Obligations	December 31, 2005	December 31, 2004
2005 Fortis Facility - Secured container equipment financing facility, interest at 6.41% at December 31, 2005, revolving
period ending October 31, 2007, term out period ending
April 30, 2013	$463.2	$ --
2005 DVB Facility - Secured container equipment financing
facility, interest at 6.55% at December 31, 2005	250.7	--
Chassis Securitization Facility, interest at 5.94% and
5.99% at December 31, 2005 and 2004, respectively
Warehouse facility	8.4	22.5
Debt obligation	24.1	53.9
Capital lease obligation	388.4	397.8
2004 Fortis Facility - Secured container equipment financing
facility, interest at 4.45% at December 31, 2004	--	243.0
Revolving credit facility for chassis, interest at 5.64% at
December 31, 2005, revolving period ending September 9, 2010	15.0	--
Notes and loans repayable with various rates ranging from
5.75% to 7.90% and maturities from 2006 to 2010	22.0	137.2
Capital lease obligations payable in varying amounts through 2015	284.9	329.6
Revolving credit facility CAI, interest at 5.97% and 4.56% at
December 31, 2005 and 2004, respectively	64.0	65.0
6.00% Notes due 2014 (unsecured) net of unamortized discount of $31.3 and $33.7 at December 31, 2005 and 2004,
respectively	198.7	196.3
7.35% Notes due 2007 (unsecured)	94.2	115.4
7.20% Notes due 2007 (unsecured)	37.9	45.3
9.25% Convertible redeemable subordinated debentures,
mandatory redemption 2022 (unsecured)	37.2	37.2
9.875% Preferred capital securities due 2027 (unsecured)	75.0	75.0

Total Debt and Capital Lease Obligations	1,963.7	1,718.2

Less Current Maturities	229.1	240.6
Total Non-Current Debt and Capital Lease Obligations	$1,734.6	$1,477.6

Our debt consists of notes, loans and capital lease obligations with installments payable in varying amounts through 2027, with a weighted average interest rate of 6.8% in 2005. The principal amount of debt and capital lease obligations payable under fixed rate contracts is $1,075.5 million. Remaining debt and capital lease obligations of $888.2 million is payable under floating rate arrangements, of which $492.6 million has been converted to fixed rate debt through the use of interest rate swap agreements. At December 31, 2005, most of our debt and capital lease obligations are secured by a substantial portion of our leasing equipment, direct financing leases, and accounts receivable, except for $443.0 million of debt which is unsecured. For further information on the accounting treatment for interest rate swap contracts see Note 4 to the Consolidated Financial Statements.

New Financings and Committed Financing Available: During 2005, we drew down $994.3 million in new debt and capital lease obligations as shown in the following table (excluding amounts drawn under CAI’s revolving credit facility). As of December 31, 2005, total commitments of $221.5 million were available for future use by us under two lines of credit, of which $114.0 million was available under the 2005 Fortis Facility and $107.5 million, was available under the chassis revolving credit facility we established in September 2005. In addition, $110.7 million was available at December 31, 2005 under CAI’s revolving credit facility described below. The new financings during 2005 consisted of the following:

Total New Debt and Capital Lease Obligations	(Dollars in Millions) 2005

2005 Fortis Facility - Secured container equipment financing facility, interest at 6.41% at December 31, 2005, revolving
period ending October 31, 2007, term out period ending
April 30, 2013	$463.2
2005 DVB Facility - Secured container equipment financing
facility, interest at 6.55% at December 31, 2005	250.7
Revolving credit facility for chassis, interest at 5.64% at
December 31, 2005, revolving period ending September 9, 2010	15.0
Capital lease obligations payable in varying amounts through 2015	75.4
Borrowings during 2005 under secured financing facilities paid-off in 2005	190.0

Total New Debt and Capital Lease Obligations	$994.3

The following is a description of the significant components of our indebtedness as of December 31, 2005:

December 2005 Financings:

On December 21, 2005, we established two secured credit facilities for our international container leasing operations. The facilities were established with two financial institutions who are the agents for the lenders under these two credit facilities, and they replaced two previous secured credit facilities established in 2004 by these financial institutions.

Of the $713.9 million we drew down under these facilities on December 21, 2005, we used $429.3 million to reduce previously existing indebtedness, including $403.8 million outstanding under our previous facilities with the same lenders for the new facilities. The remaining portion of the initial borrowings under the facilities, totaling $284.6 million, together with other existing funds, was used to repay inter-company indebtedness owed to our Barbados subsidiary, Interpool Limited. Interpool Limited, in turn, used these proceeds, together with other funds, to pay a special cash dividend to Interpool Inc., our U.S. parent company, on December 27, 2005.

The new term loan and revolving credit facility (the “2005 Fortis Facility”) was established pursuant to a Credit Agreement dated as of December 21, 2005 among Interpool Inc. and certain of its subsidiaries, Fortis Bank (the agent lender) and certain other lenders. The facility allows for borrowings up to $577.2 million, consisting of A notes ($500.0 million maximum advance, of which $386.0 million has been funded) and B notes in the amount of $77.2 million. Borrowings under the facility are secured by shipping containers owned by a consolidated, indirect special purpose finance subsidiary of Interpool Inc. that are leased to various customers, primarily under long-term operating leases, and by the related lease receivables. The 2005 Fortis Facility allows for advances from time to time under the A notes up to the amount of available collateral under the facility, subject to a maximum principal amount that may be outstanding under the A notes of $500.0 million. The facility has a revolving period ending October 31, 2007 and at which time we then have the option to pay off the remaining balance over a 66 month period.

The interest rate for the A notes under the facility is LIBOR plus 200 basis points, with reductions of up to 50 basis points possible as our credit rating or funded debt to tangible net worth ratio (as defined in the Credit Agreement) improves. Currently, based upon the funded debt to tangible net worth ratio as of September 30, 2005, the interest rate for the A notes is LIBOR plus 175 basis points. The interest rate for the B notes is LIBOR plus 350 basis points for the first twelve months the loan is outstanding and LIBOR plus 500 basis points thereafter. The 2005 Fortis Facility requires that by April 20, 2006 we enter into interest rate swap contracts in order to effectively convert at least seventy-five percent of the debt associated with operating lease equipment and ninety percent of the debt associated with direct financing leases from floating rate debt to fixed rate debt. As of December 31, 2005, we have not entered into any of these interest rate swap contracts. The 2005 Fortis Facility also includes covenants related to a minimum level of tangible net worth, a minimum fixed charge coverage ratio, and a maximum funded debt to tangible net worth ratio, as well as other customary restrictive covenants. In addition, the 2005 Fortis Facility contains restrictions on payments of dividends and distributions by certain subsidiaries of Interpool Inc., after December 31, 2005 until the B notes are paid in full, and prohibits our parent company, Interpool Inc., from making payments to our stockholders with the proceeds of the B notes. Interpool Containers Limited (“ICL”), a newly formed Barbados subsidiary of Interpool Limited, acts as servicer of the collateral securing the advances under the 2005 Fortis Facility for the benefit of the lenders.

The other new credit facility (the “2005 DVB Facility”) was established pursuant to a Credit Agreement dated as of December 21, 2005 among Interpool Inc., ICL, DVB (the agent lender) and certain other lenders. The facility consists of A notes ($219.7 million funded) and B notes ($31.0 million funded), and is secured by shipping containers owned by our subsidiary, ICL, which are leased to customers under long-term direct financing lease arrangements, and by the related lease receivables and other receivables of ICL. A total of $250.7 million was borrowed under the 2005 DVB Facility on December 21, 2005 and remained outstanding at December 31, 2005.

The interest rate for the A notes under the 2005 DVB Facility is fixed at 6.365%. The A notes amortize over a five year term. The interest rate for the B notes is LIBOR plus 350 basis points for the first twelve months the loan is outstanding and LIBOR plus 500 basis points thereafter. The B notes amortize to a balloon payment over twelve months, but may be extended for an additional two years at our option. The 2005 DVB Facility also includes covenants related to a minimum level of tangible net worth, a minimum fixed charge coverage ratio, and a maximum funded debt to tangible net worth ratio, as well as other customary restrictive covenants. In addition, the 2005 DVB Facility contains restrictions on the payments of dividends and distributions by certain subsidiaries of Interpool Inc. after December 31, 2005 until the B notes under the 2005 DVB Facility are paid in full, and prohibits our parent company, Interpool Inc., from making payments to our stockholders with the proceeds of the advances under this facility.

We used $403.8 million of the December 21, 2005 advances under the 2005 Fortis Facility and the 2005 DVB Facility to repay debt outstanding under secured equipment financing facilities we had established in November 2004 with the agent and several other lenders (the “2004 Fortis Facility”) and a separate facility we had established earlier in 2004 with DVB (the “2004 DVB Facility)", under which no funds were drawn until July 2005 and we terminated these 2004 facilities. For descriptions of the 2004 Fortis Facility and the 2004 DVB Facility, see below.

Chassis Securitization Facility: Our current chassis securitization facility was established in September 2002. This facility was initially limited to $541.0 million and was increased in May 2003 to provide for a $200.0 million revolving warehouse facility within the chassis securitization facility. In July 2003 and October 2003, we agreed, among other things, to suspend our ability to incur additional funding under this warehouse facility until such time as the loan and guarantee parties have each agreed in their sole discretion to reinstate their funding commitments. This warehouse facility remained suspended throughout 2004. In early 2005, we elected not to renew the warehouse facility. As a result of this decision, the warehouse facility was not extended beyond its scheduled expiration date of March 31, 2005. Accordingly, under the terms of the securitization facility, beginning April 1, 2005, all cash flow from the securitization that would normally have been received by us after the requirements of the securitization financing are satisfied is being used to pay down the warehouse facility until it is paid in full. In addition, based on the terms of the securitization financing, the interest rate on the warehouse facility was increased by 100 basis points as of March 31, 2005. At December 31, 2005, $8.4 million remained outstanding under the warehouse facility; this balance will be paid during 2006. The total amount outstanding under our chassis securitization facility at December 31, 2005 was $420.9 million.

Other 2005 Financings:

In February 2005, we entered into a lease arrangement with a Japanese lessor involving $29.9 million of equipment previously financed with a financial institution during December 2003 and May 2004. This transaction closed in two approximately equal tranches, the first of which occurred on February 28, 2005, and the second of which occurred on March 31, 2005. The lease ends in December 2008, and we have a fixed purchase option at that time that we expect to exercise. The aggregate fixed rate of interest on the lease is 7.44%. We received additional cash proceeds totaling $4.2 million at the February closing and $4.3 million at the March closing. A total of $27.4 million was outstanding under these leases at December 31, 2005.

During September 2005, we completed a secured revolving credit facility for $122.5 million with an agent bank and other lenders for the financing of chassis equipment. The term of this facility is five years. The interest rate is set at LIBOR plus 1.375% until January 1, 2006, after which the rate is determined by a pricing grid related to a defined funded debt to tangible net worth ratio (as defined in the Credit Agreement) with interest rates ranging from LIBOR plus 1.00% to LIBOR plus 1.625%. The initial $15.0 million drawdown under this facility was used to refinance a $15.0 million secured loan made by the agent bank during July 2004 which had borne interest at a rate of LIBOR plus 2.5% and which had been used, in part, to satisfy a note payable from PCR to an unrelated financial institution, which we had guaranteed for PCR. The Credit Agreement for this facility also includes covenants related to a minimum level of tangible net worth, a minimum fixed charge coverage ratio and a maximum funded debt to tangible net worth ratio, as well as other customary restrictive covenants. As of December 31, 2005, $15.0 million was outstanding under the facility established in September 2005.

We also entered into a capital lease obligation transaction with a U.S. bank for $29.8 million with an interest rate of 4.93% during September 2005, which continues until September 2015. We have a bargain fixed purchase option at that time that we expect to exercise. A total of $29.5 million was outstanding under this capital lease at December 31, 2005.

In December 2005, we completed a capital lease obligation transaction totaling $7.1 million with a U.S. bank with an interest rate of 5.16%, which continues until December 2015. We also entered into a capital lease obligation transaction with another bank for $30.0 million with an interest rate of 5.39%, which continues until December 2013. Both these leases have a bargain fixed purchase option at lease end that we expect to exercise. These amounts remained outstanding at December 31, 2005.

In addition to the financings specifically identified above, at December 31, 2005, we had additional notes and loans outstanding with various financial institutions in the aggregate amount of $22.0 million, at interest rates ranging from 5.75% to 7.90%, and additional capital lease obligations of $190.9 million.

During the fourth quarter of 2005, we paid off 14 container financing facilities with outstanding balances of $553.1 million at the time they were paid off, including the 2004 Fortis Facility and 2004 DVB Facility as described above, to further rationalize our debt structure and facilitate the establishment of the 2005 Fortis Facility and 2005 DVB Facility.

CAI Revolving Credit Facility: On April 28, 2005, CAI replaced its $110.0 million secured revolving credit facility, which had an outstanding principal balance of $58.5 million as of March 31, 2005 (not including letters of credit in the aggregate amount of $6.0 million as of March 31, 2005) and was scheduled to expire on June 27, 2005, with a new senior secured revolving credit facility. The new credit facility has a total commitment amount of up to $175.0 million and was provided by a group of banks. The interest rate under the revolving line of credit varies depending upon whether the loans are characterized as base rate loans or Eurodollar rate loans. In addition, there is a commitment fee on the unused amount of the total commitment which fee is payable quarterly in arrears. The new credit facility provides that swing line loans (up to $10.0 million in the aggregate) and standby letters of credit (up to $15.0 million in the aggregate) will be available to CAI, which sublimits are part of, and not in addition to, the total commitment of $175.0 million under the new credit facility. The term of this revolving credit facility is three years. In connection with the first loan advance under the new revolving credit facility, CAI repaid the outstanding principal balance of $58.0 million on its then existing revolving credit facility (plus interest and additional fees) and repaid $15.2 million of the amounts owed to us under the outstanding subordinated note issued by CAI to us in 1998. At December 31, 2005, $64.0 million was outstanding under CAI’s revolving credit facility. This revolving credit facility contains various financial and other covenants. At December 31, 2005, CAI was in compliance with these covenants.

As mentioned above, on April 28, 2005, CAI repaid $15.2 million of its $33.7 million subordinated note held by us. This repayment returned this subordinated note to the original payment schedule in effect before it was modified during 2002. The remaining balance of the subordinated note, totaling $16.8 million as of December 31, 2005, is required to be repaid in equal quarterly installments of approximately $1.7 million through April 30, 2008. In addition, the financial covenants associated with this subordinated note were also amended in April 2005.

6% Notes and Warrants: On September 14, 2004, we entered into a Securities Purchase Agreement pursuant to which we sold $150.0 million total principal amount of a new series of 6.0% Notes due 2014 (the “6% Notes”) in a private transaction with four investors. In connection with the sale of the 6% Notes, we also issued to the investors two series of warrants that were originally exercisable for a total of 8,333,333 shares of our common stock at an initial exercise price of $18.00 per share (the “Warrants”). The exercise price of the Warrants is subject to customary anti-dilution adjustments as set forth in the Warrants. As of December 31, 2005, as a result of anti-dilution adjustments, the Warrants were exercisable for a total of 8,833,333 shares at an exercise price of $17.01 per share. Based on adjustments through January 3, 2006 (the record date for the most recent dividend declared by the Company), the exercise price is currently $16.88 per share and the Warrants are currently exercisable for a total of 8,916,666 shares.

The 6% Notes mature on September 1, 2014, with interest payable semi-annually at a rate of 6.0% per annum. We have the right to redeem the 6% Notes at any time after September 1, 2009 with a declining premium. The maturity of the 6% Notes can be accelerated upon the occurrence of an “Event of Default” as such term is defined in the indenture governing the 6% Notes (the “Indenture”). The Indenture also contains various restrictive covenants, including limitations on the payment of dividends and other restricted payments, limitations on incurrence of indebtedness, and limitations on asset sales, the violation of which would result in an Event of Default.

The first series of Warrants (the “Series A” Warrants) is exercisable at any time and as of January 3, 2006 represents a total of 5,859,071 shares. The second series of Warrants (the “Series B” Warrants) became exercisable following stockholder approval of such exercise at a special meeting of our stockholders on June 30, 2005 and as of January 3, 2006 represents a total of 3,057,595 shares. We also entered into agreements with the investors to file registration statements with the Securities and Exchange Commission, for the benefit of the investors, with respect to the 6% Notes and the Warrants. Under the terms of the Warrants, the exercise price will be paid by the investors to us solely in cash. The sale of the 6% Notes and Warrants pursuant to the Securities Purchase Agreement was made in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act.

The Warrants expire on September 1, 2014, although we have the right under certain conditions to require that they be exercised at any time if our common stock trades at $30.00 per share or more for five consecutive trading days assuming the shares being issued upon exercise are registered shares.

The fair value of the Warrants at the date of the transaction was estimated at $22.5 million and was recorded in warrant liability on the Consolidated Balance Sheet, with the offset recorded as a discount on the 6% Notes. This discount is being amortized as interest expense using the effective interest method over the ten-year life of the 6% Notes. The overall interest rate on the 6% Notes, considering the amortization of the discount, is approximately 8.3%.

EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock (“EITF 00-19”) requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or liability must be carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. As of December 31, 2004 and 2005, we have classified these Warrants as a liability, as noted above, because the requirements of EITF 00-19 for classification of the Warrants as equity had not been met. During the period the Warrants are classified as a liability, any changes in fair value are and will continue to be reported as fair value adjustment for Warrants in the Consolidated Statement of Income. Due primarily to the increase in the market value of our common stock during the last quarter of 2004, the fair market value of the Warrants increased from $22.5 million at September 30, 2004 to $71.7 million at December 31, 2004. As a result, during the three months ended December 31, 2004, we recorded a non-cash expense of $49.2 million (for which no tax benefit is derived) which was reflected as fair value adjustment for warrants on the accompanying Consolidated Statements of Income. Due to changes to items which affect the calculation of the fair value of the Warrants, primarily the change in the market value of our common stock during the year of 2005, the estimated fair market value of these Warrants decreased from $71.7 million at December 31, 2004 to $53.2 million at December 31, 2005. As a result, during the year ended December 31, 2005, we recorded non-cash income of $18.5 million (for which no tax expense is derived) which has been reflected as fair value adjustment for warrants on the accompanying Consolidated Statements of Income. A registration statement for the Warrants was filed with the SEC and declared effective on February 21, 2006. It is management’s belief that this was the final criteria to be met under the provisions of EITF 00-19 for classification of the Warrants as equity. Therefore, the volatility of our earnings resulting from the classification of these Warrants as a liability will be limited to the change in the value of these Warrants between December 31, 2005 and February 21, 2006. We estimate that the value of the Warrants was $58.4 million at February 21, 2006, which will result in a non-cash expense of $5.2 million to be recorded during the three months ending March 31, 2006. The value of the Warrants at February 21, 2006 will be re-classified from liabilities to additional paid-in-capital during the quarter ending March 31, 2006.

On November 29, 2004, we sold $80.0 million total principal amount of additional 6% Notes (the “November 2004 6% Notes”) due 2014 to eight investors under the same Indenture used for the $150.0 million unsecured financing completed during September 2004. The terms of the November 2004 6% Notes are identical to those of the 6% Notes sold during September 2004 (as described previously in this document) with the following exceptions: (1) there were no warrants associated with the November 2004 6% Notes and (2) the original issue discount on the November 2004, 6% Notes was approximately 14.7% versus 15.0% for the September 2004 6% Notes. The November 2004, 6% Notes were sold at a discount which provided net proceeds totaling $68.1 million. The net proceeds have been used for general corporate purposes, including, but not limited to the purchase of equipment, retirement of debt, acquisitions, and/or working capital.

During 2005 and the first quarter of 2006, we, the holders of a majority in principal amount of the 6% Notes and holders of a majority of the Warrants, and the warrant agent for the holders of the Warrants, entered into a series of amendments to certain agreements relating to the outstanding 6% Notes and Warrants. These amendments extended the dates by which we were required to take certain actions with respect to the 6% Notes and Warrants. Specifically, the amendments (i) extended from April 30, 2005 to June 30, 2005 the date by which we were required to seek stockholder approval for the purpose of ratifying the issuance of the Series B Warrants, (ii) extended from May 1, 2005 to August 1, 2005 the date by which we were required to file a registration statement with the SEC with respect to the Warrants, (iii) extended from May 1, 2005 to August 1, 2005 the date by which we were required to file a registration statement with the SEC with respect to the 6% Notes, and (iv) extended from October 1, 2005 to April l, 2006 the date on which liquidated damages were to become payable with respect to the 6% Notes and/or the Warrants if they had not been registered with the SEC. The registration statements for both the 6% Notes and the Warrants were originally submitted to the SEC on August 1, 2005. As a result of these amendments, we were obligated to use commercially reasonable efforts to have these registration statements declared effective by the SEC by March 6, 2006. If either of these registration statements had not been effective by April 1, 2006, we would have been required to pay liquidated damages to the holders of these securities based upon a value of $150.0 million for the 6% Notes and $150.0 million for the Warrants. For the first 90 days, the amount of liquidated damages to be paid related to the Warrants and the 6% Notes would have been calculated using a rate of 0.25% per annum for each day the registration statements were not effective after April 1, 2006. This percentage would have been increased by 0.25% for each 90 day period, until these conditions were met, up to a maximum of 1.00% per annum. The registration statement for the Warrants was declared effective on February 21, 2006. Therefore, we will not be required to pay liquidated damages related to the Warrants. In addition, it is management’s belief that this was the final criteria to be met under the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, for classification of the Warrants as equity. Therefore, the volatility of our earnings resulting from the classification of these Warrants as a liability will be limited to the change in the value of these Warrants between December 31, 2005 and February 21, 2006. We estimate that the value of the Warrants was $58.4 million at February 21, 2006, which will result in a non-cash expense of $5.2 million to be recorded during the three months ending March 31, 2006. The value of the Warrants at February 21, 2006 will be re-classified from liabilities to additional paid-in-capital during the quarter ending March 31, 2006. The registration statement for the 6% Notes was declared effective on February 27, 2006.

During October 2005, the Investor Rights Agreement relating to the Warrants was amended to permanently eliminate the liquidated damages penalty for the Warrants described above once the registration statement for the Warrants was declared effective by the SEC. As noted above, the registration statement for the Warrants was declared effective on February 21, 2006, permanently eliminating the liquidated damages penalty.

In addition, during 2005, we and the Indenture Trustee for the 6% Notes (the “Indenture Trustee”), with the consent of the holders of a majority in principal amount of the outstanding 6% Notes, entered into several Supplemental Indentures amending the terms of the Indenture governing the 6% Notes. Pursuant to a Supplemental Indenture dated as of June 29, 2005, the Indenture was amended to provide that all determinations of our consolidated net income for purpose of the restricted payments provisions in Section 4.7 of the Indenture shall be based upon our adjusted consolidated net income, after excluding the effect on net income of any gain or loss attributable to any valuation adjustment relating to the Warrants. Pursuant to a Supplemental Indenture dated as of December 16, 2005, Section 4.8 of the Indenture, which generally prohibits the existence of contractual restrictions on the ability of our subsidiaries to pay dividends or distributions to the parent company, Interpool Inc., was amended. The December 16, 2005 Supplemental Indenture added a new exception to Section 4.8(b) so as to permit our subsidiaries to agree to those restrictions that are contained in the 2005 Fortis Facility and in the 2005 DVB Facility on the ability of Interpool Limited and ICL to pay dividends and distributions to Interpool Inc., as described above. Finally, pursuant to a Supplemental Indenture dated as of December 19, 2005, Section 4.7 of the Indenture, which limits the amount of cash dividends, distributions and other restricted payments that may be made by our parent company Interpool Inc. to our stockholders, was amended. The December 19, 2005 Supplemental Indenture modified clause (9) of Section 4.7(b) to provide that, in addition to the other specified exceptions, dividends and distributions may be paid in the aggregate amount of $13.0 million (an increase from the $7.0 million permitted under the original Indenture) from and after the date of the Indenture.

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

As of December 31, 2005, a total of $198.7 million ($230.0 million principal less $31.3 million unamortized discount) of the 6% Notes issued during September and November 2004 was outstanding.

7.35% and 7.20% Notes: In July and August 1997, we issued $225.0 million of ten year notes, comprised of $150.0 million of 7.35% Notes due 2007 and $75.0 million of 7.20% Notes due 2007. The net proceeds from these offerings were used to repay secured indebtedness, to purchase equipment and for other investments. During the third quarter of 2005, we retired $21.2 million of the 7.35% Notes and $7.4 million of the 7.20% Notes and recognized pre-tax costs related to this retirement of $0.8 million which has been reflected within loss on retirement of debt on the accompanying Consolidated Statements of Income. As of December 31, 2005, $94.2 million and $37.9 million principal amount of the 7.35% and 7.20% Notes, respectively, remained outstanding.

9.25% Convertible Redeemable Subordinated Debentures: In December 2002, we issued $32.1 million of 9.25% Convertible Redeemable Subordinated Debentures, and subsequently issued an additional $5.1 million of such debentures in January and February 2003, resulting in a total of $37.2 million of debentures issued and outstanding at December 31, 2005. The debentures bear interest at an annual rate of 9.25%. They have a mandatory redemption feature upon the earlier of the occurrence of a change of control or on December 27, 2022. They have an optional redemption feature after the third anniversary at a price of 100% of outstanding principal plus accrued interest. They have a special redemption feature between December 27, 2006 and December 27, 2007, during which period we may redeem the debentures by issuing common stock at $25.50 per debenture plus accrued interest if the average closing price of our common stock for five consecutive trading days equals or exceeds $25.50 per share. Lastly, at any time, a holder of the debentures may convert the debentures into our common stock at a per share conversion price of $25.00. As of December 31, 2005, $37.2 million of the 9.25% Convertible Redeemable Subordinated Debentures remained outstanding.

9.875% Preferred Capital Securities: On January 27, 1997, Interpool Capital Trust, a Delaware business trust and special purpose entity (the “Trust”), issued to outside investors 75,000 shares of 9.875% Capital Securities with an aggregate liquidation preference of $75.0 million (the “Capital Securities”) for proceeds of $75.0 million. Interpool owns all the common securities of the Trust. The proceeds received by the Trust from the sale of the Capital Securities were used by the Trust to acquire $75.0 million of our 9.875% Junior Subordinated Deferrable Interest Debentures due February 15, 2027 (the “Debentures”). The sole asset of the Trust is $77.3 million aggregate principal amount of the Debentures. The Capital Securities represent preferred beneficial interests in the Trust’s assets. Distributions on the Capital Securities are cumulative and payable at the annual rate of 9.875% of the liquidation amount, semi-annually in arrears, and commenced February 15, 1997. We have the option to defer payment of distributions for an extension period of up to five years if it is in compliance with the terms of the Capital Securities. Interest at 9.875% will accrue on such deferred distributions throughout the extension period. The Capital Securities will be subject to mandatory redemption upon repayment of the Debentures to the Trust. The redemption price decreases from 104.9375% of the liquidation preference in 2007 to 100% in 2017 and thereafter. Under certain limited circumstances, we may, at our option, prepay the Debentures and redeem the Capital Securities prior to 2007 at a prepayment price specified in the governing instruments. Our obligations under the Debentures, under the Indenture pursuant to which the Debentures were issued, under certain guarantees and under certain back-up obligations, in the aggregate constitute a full and unconditional guarantee by Interpool, Inc. of the obligations of the Trust under the Capital Securities. As of December 31, 2005, $75.0 million of the 9.875% preferred capital securities remained outstanding.

Description of Certain Indebtedness Repaid During 2005:

2004 Fortis Facility: As noted above, in December 2005 we repaid the entire $303.8 million of borrowings outstanding under our 2004 Fortis Facility, using a portion of the initial advance under the 2005 Fortis Facility. Advances under the 2004 Fortis Facility were secured by shipping containers and related leases owned by a special purpose consolidated subsidiary and leased to various third parties. The 2004 Fortis Facility allowed for advances from time to time up to the amount of available collateral under the facility, subject to a maximum principal amount that could be outstanding under the facility. The maximum amount of the 2004 Fortis Facility was initially $252.0 million and was increased by $248.0 million during February 2005, thereby bringing the total commitments under the 2004 Fortis Facility to $500.0 million. When this facility was originally established in November 2004, we drew down $243.0 million, of which $224.4 million was used to refinance other indebtedness outstanding at the time (including the entire $154.8 million of outstanding borrowings under a secured revolving credit facility which we terminated in November 2004, as well as a $69.6 million loan from Fortis entered into in March 2004. The remaining $18.6 million of the initial advance under the 2004 Fortis Facility was used for transaction fees and working capital purposes. Borrowings under this facility bore interest at LIBOR plus 175 basis points. As required by this facility, on March 31, 2005 we entered into three interest rate swap contracts with original notional amounts totaling $204.9 million in order to effectively convert a significant portion of the debt under the 2004 Fortis Facility from floating rate debt to fixed rate debt. These interest rate swap contracts have now been reassigned to the 2005 Fortis Facility. The 2004 Fortis Facility had a two-year term, after which the outstanding balance would have been paid out in full over 66 months if it had not been refinanced.

2004 DVB Facility: In December 2005, $100.0 million of proceeds from the initial borrowings under the 2005 DVB Facility were used to repay the outstanding balance under a prior facility with DVB and certain other lenders, which was originally established on December 29, 2004 with a commitment of $150.0 million. No amounts were borrowed under this facility prior to July 1, 2005. Under the terms of this facility, the advance rate was either 60% or 75% at our option. The interest rate was to be determined by a pricing grid and could range from LIBOR plus 140 to 180 basis points, depending upon our tangible debt to total net worth ratio (as defined in the agreement) or our corporate credit rating, and the advance rate chosen. There was a commitment fee of 45 basis points per annum on any unused portion of this commitment, payable quarterly in arrears. As indicated above, this facility was terminated in December 2005.

Covenants:

At December 31, 2005, under the 2005 Fortis and DVB Facilities, the chassis revolving credit facility established during September 2005, and most of our other debt instruments, we are required to maintain covenants (as defined in each agreement) for tangible net worth (the most stringent of which required us to maintain tangible net worth of at least $300.0 million), a fixed charge coverage ratio of at least 1.5 to 1 and a funded debt to tangible net worth ratio of not more than 4.0 to 1. For the most restrictive covenants, tangible net worth includes stockholders’ equity plus any “warrant liability”, our 9.875% preferred capital securities and our 9.25% convertible redeemable subordinated debentures and any future subordinated debt, and is reduced by goodwill and adjusted to eliminate the impact of adjustments associated with derivative instruments; funded debt excludes the portion of debt and capital lease obligations due within one year, our 9.875% preferred capital securities and our 9.25% convertible redeemable subordinated debentures, and any future subordinated debt; fixed charges include interest expense, excluding those related to our 9.875% preferred capital securities and our 9.25% convertible redeemable subordinated debentures and any future subordinated debt, and lease rentals; earnings available for fixed charges include income before depreciation and income taxes, excluding the impact of any non-cash fair value adjustments for warrants, plus fixed charges, plus interest expense associated with our 9.875% preferred capital securities and our 9.25% convertible redeemable subordinated debentures and any future subordinated debt. As of December 31, 2005, we were in compliance with all covenants.

A servicing agreement to which we are a party requires that we maintain a tangible net worth (including our 9.875% preferred capital securities due 2027) of at least $375.0 million plus 50% of any positive net income reported from October 1, 2004 forward.

Additionally, under a credit agreement, we are required to maintain a security deposit in the aggregate amount of at least 80% of the outstanding loan balances, including interest. This amounted to $3.6 million at December 31, 2005, and is included in other assets on the Consolidated Balance Sheet. At December 31, 2005, under a restriction in our 6.0% Note Indenture, approximately $9.9 million of retained earnings were available for dividends.

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

Gain on Sale of Equity Investment

In September 2005, we received cash proceeds of approximately $15.0 million from the sale of a non-transportation company in which we held a minority equity position since 1997. We accounted for this investment using the equity method of accounting. The carrying value of our initial investment of $11.3 million had been reduced to $2.0 million through the recording of equity losses and through the recognition of impairment losses on this investment. No tax benefits related to these losses had been recorded since the realization of these benefits was not assured. The sale of our investment resulted in a pre-tax gain of $13.0 million ($11.5 million after tax) and has been reflected as gain on the sale of equity investment in the accompanying Consolidated Statements of Income. Additional funds that may become due to us (subject to indemnity provisions and any contractual post-closing adjustments) totaling approximately $2.3 million (which are included in other receivables in the accompanying Consolidated Balance Sheets) are being held in escrow by the buyers for a period of up to 18 months.

CAI

We own a 50% common equity interest in CAI, which we acquired in April 1998. The remaining 50% common equity interest in CAI is owned by CAI’s Chief Executive Officer, Hiro Ogawa. CAI owns and leases-in its own fleet of containers and also manages, for a fee, containers owned by us and by third parties. We entered into our operating relationship with CAI primarily to facilitate the leasing in the short-term market of containers coming off long-term operating lease, to gain access to new companies looking to lease containers on a long-term basis and to realize cost efficiencies from the operation of a coordinated container lease marketing group. For containers managed by CAI for us in the short-term market, we earn the net operating income and pay CAI a fee for managing our equipment and leasing it on our behalf. The management fee calculation is based on the average daily net operating income of CAI’s fleet of owned, leased-in and managed containers (including the portion of CAI’s fleet that consists of our equipment) for each day such managed containers are part of the CAI fleet. The marketing group, which is organized as a wholly-owned subsidiary of Interpool, is responsible for soliciting container lease business for both Interpool and CAI, including long-term operating and direct financing lease business and short-term lease business under master lease agreements. Pursuant to our agreements with CAI, we have a right to purchase all long-term operating and direct financing lease business generated by the marketing group, subject to offering to CAI, at cost, 10% of this long-term operating and direct financing lease business plus an additional portion of the long-term lease business to be mutually agreed with CAI for sale by CAI to investors for whom CAI manages containers. By mutual agreement, CAI has purchased for its own account and for the account of third party investors long-term operating and direct financing lease business the marketing group has generated in excess of 10% of the marketing group’s long-term operating and direct financing lease business. Our existing agreements with CAI also contemplated that we would pay CAI an annual “Earn Out” fee in consideration for the transfer of CAI’s marketing employees to the marketing group, but, to date, by mutual agreement, this provision has been waived. In addition, on occasion, we have entered into transactions with CAI pursuant to which we have acquired equipment, and the related leases, from CAI on terms that resulted in a profit for CAI. Such equipment, as well as certain other containers purchased from time to time, are currently managed for us by CAI for a fee based upon the actual net operating income earned by such containers, or in certain instances, for a flat fee.

In April 2004, we reached an agreement with CAI resolving a number of open matters relating to the various agreements between the two companies, including appropriate remedial compensation for age differences between our containers managed by CAI and the balance of CAI’s managed fleet, pursuant to certain provisions of the Operating and Administration Agreement between us and CAI (the “CAI Agreement”). Pursuant to this agreement with CAI, during 2004 we paid CAI $2.0 million for resolution of these open issues through February 29, 2004. The impact of this agreement was recorded by us during the three months ended March 31, 2004, as a reduction in consolidated pre-tax income of $1.0 million ($0.6 million net of tax). As a result of this agreement, we anticipate that the earnings related to certain of our containers managed by CAI will be reduced to the extent the average age of such containers exceeds the average age of all other containers in CAI’s fleet.

In connection with the acquisition of our 50% common equity interest in CAI in 1998, we loaned CAI $33.7 million under a subordinated note agreement, which is collateralized by all containers owned by CAI as of April 30, 1998 or thereafter acquired, subject to the priority security interest lien of CAI’s senior credit facility, except for certain excluded collateral. Interest on this subordinated note is at an annual fixed rate of 10.5% and is payable quarterly. The original repayment terms required mandatory quarterly principal payments of $1.7 million beginning July 30, 2003 and ending on April 30, 2008. The subordinated note was subject to certain financial covenants and was cross-collateralized with CAI’s senior credit facility, subject to the terms of a subordination agreement.

On June 27, 2002, CAI entered into an amended $110.0 million senior revolving credit agreement with a group of financial institutions. To facilitate the closing of this new credit facility, we agreed to extend the repayment terms of our subordinated note so as to require mandatory quarterly principal payments of $1.7 million beginning July 30, 2006 and ending on April 30, 2011. We also agreed to modify certain financial covenants in the subordinated note. Interest on the subordinated note continues to accrue at an annual fixed rate of 10.5%, payable quarterly. The subordinated note continued to be cross-collateralized with CAI’s senior credit agreement, subject to the terms of an amended and restated subordination agreement. In connection with these modifications, Mr. Ogawa, CAI’s Chief Executive Officer and the owner of the 50% common equity interest in CAI that we do not own, agreed that we would have the right to designate a majority of the members of CAI’s board of directors, so long as the subordinated note remained outstanding. As a result of these transactions and gaining a majority position on CAI’s board, our financial statements have included CAI as a consolidated subsidiary since June 27, 2002.

On April 28, 2005, CAI replaced its $110.0 million secured revolving credit facility, which had an outstanding principal balance of $58.5 million as of March 31, 2005 (not including letters of credit in the aggregate amount of $6.0 million as of March 31, 2005) and was scheduled to expire on June 27, 2005, with a new senior secured revolving credit facility. The new credit facility has a total commitment amount of up to $175.0 million and was provided by a group of banks. The interest rate under the revolving line of credit varies depending upon whether the loans are characterized as base rate loans or Eurodollar rate loans. In addition, there is a commitment fee on the unused amount of the total commitment which fee is payable quarterly in arrears. The new credit facility provides that swing line loans (up to $10.0 million in the aggregate) and standby letters of credit (up to $15.0 million in the aggregate) will be available to CAI, which sublimits are part of, and not in addition to, the total commitment of $175.0 million under the new credit facility. The term of this revolving credit facility is three years. The revolving credit facility contains various financial and other covenants.

On April 28, 2005, in connection with the first advance under a new secured revolving credit facility established by CAI, CAI repaid the outstanding principal balance of $58.0 million on the existing revolving credit facility (plus interest and additional fees) and repaid $15.2 million of the amounts owed to us under the outstanding $33.7 million subordinated note issued by CAI to us in 1998. This repayment returned the subordinated note to the original payment schedule in effect before it was modified in 2002. The remaining balance of the subordinated note, totaling $16.8 million as of December 31, 2005, is required to be repaid in equal quarterly installments of approximately $1.7 million through April 30, 2008. In addition, the financial covenants associated with this subordinated note were amended in April 2005.

A total of $64.0 million and $65.0 million was outstanding under CAI’s senior revolving credit facilities at December 31, 2005 and 2004, respectively. Borrowings under CAI’s senior credit facility are secured by substantially all of CAI’s assets, other than certain excluded assets. The senior credit facility contains various financial and other covenants. At December 31, 2005, CAI was in compliance with these covenants.

As noted above, in connection with the June 2002 modifications to our subordinated note, Mr. Ogawa agreed that, until the subordinated note is paid in full, we would have the right to designate a majority of the members of CAI’s board of directors. Since the time this agreement was entered into, CAI’s board of directors has consisted of five directors, three of whom were appointed by us and two of whom were appointed by Mr. Ogawa. CAI management has advised us that CAI may wish to repay the remaining balance of the subordinated note during 2006 and CAI has obtained the consent of the lenders under its new secured revolving credit facility to make such repayment. Under the terms of the amended Shareholder Agreement between us and Mr. Ogawa, this repayment would result in CAI’s board of directors being comprised of an equal number of directors appointed by us and by Mr. Ogawa. Any such change in the composition of CAI’s board of directors would require that we no longer consolidate CAI in our financial statements from and after the date of such change. Instead, we would record our investment in CAI under the equity method of accounting. We have had preliminary discussions with Mr. Ogawa about potential modifications to the Shareholder Agreement that would preserve our majority position on CAI’s board of directors for some period of time after a repayment of the subordinated note. To date, no agreement has been reached on any such modifications, nor has CAI made a firm decision to repay the subordinated note prior to its final maturity in April 2008. See Note 11 to the Consolidated Financial Statements.

In May 1998, CAI granted options to certain of its key employees to purchase Series A cumulative preferred stock of CAI. Each of these individuals was given the opportunity to exercise these options by investing the after tax proceeds from stock appreciation rights previously granted to these employees. In addition, CAI provided a full recourse loan to finance the remaining portion of the exercise price. This loan was in the form of a promissory note that was secured by a pledge of the stock acquired through the exercise of the options. The options were exercised in May 1998 at an exercise price of $496.11 per share and, at December 31, 2005, there were 1,726 outstanding shares of this CAI preferred stock.

So long as the preferred stock has not yet been redeemed by CAI or the employee, at such time as a liquidity event takes place, defined as an initial public offering or a sale to parties other than Mr. Ogawa or Interpool, the preferred stock will be converted into an equal number of shares of CAI’s common stock. This preferred stock is subject to variable accounting in CAI’s financial statements for the portion of the preferred stock acquired using the proceeds of the loan from CAI. During the years ended December 31, 2003 and 2004, the management of CAI concluded that there was no change to the valuation of the preferred shares of CAI and, therefore, no stock compensation charge was recorded in CAI's financial statements for those periods. In the fourth quarter of 2005, CAI determined that a change in the valuation of its preferred shares had, in fact, taken place during these periods as well as for the year ended December 31, 2005. We have determined that the effect of this previously undetected error related to CAI's valuation of its preferred stock and corresponding stock compensation charge is immaterial to our consolidated financial statements for the years ended December 31, 2003 and 2004. In order to properly reflect these adjustments for the three years ended December 31, 2005, we recorded additional compensation expense of $4.5 million ($2.2 million, net of minority interest income) during the fourth quarter of 2005.

During the third quarter of 2005, pursuant to the terms of the Shareholder Agreement we entered into with Mr. Ogawa when we acquired our 50% common equity interest in CAI in 1998, Mr. Ogawa notified us that he was exercising his contractual right to request an independent valuation of CAI. An investment banking firm was engaged by CAI’s board of directors to conduct this valuation and the valuation was completed during the fourth quarter of 2005. We advised Mr. Ogawa that, after review of this valuation, we had decided not to exercise our right under the Shareholder Agreement to make an offer to acquire his 50% common equity interest in CAI for an amount equal to his percentage interest of the fair value of CAI as determined by the investment banking firm. The Shareholder Agreement provides that if we do not elect to make such an offer, Mr. Ogawa has a right to require CAI to take the necessary steps to effect an initial public offering to sell his equity, with all costs associated with any such initial public offering of CAI being borne by CAI. Mr. Ogawa has requested that CAI proceed with the steps necessary to register his equity interest in CAI for sale by him in an initial public offering. In response to Mr. Ogawa’s request, CAI has engaged an investment banking firm to manage an initial public offering. CAI and its investment bankers, together with their advisors, have commenced preparation of an S-1 registration statement for filing with the SEC sometime during 2006. In the event that CAI’s initial public offering is consummated, CAI would become a public company. In connection with CAI’s anticipated public offering, we expect to consider potential changes to the terms of the existing agreements between us and CAI and to the terms of the Shareholder Agreement between us and Mr. Ogawa. To date, however, no agreement has been reached regarding any such changes. In addition, we are currently evaluating the impact of CAI’s initial public offering on our current 50% common equity position in CAI. CAI’s ability to complete a public offering will depend upon a number of factors, including market conditions, industry conditions and developments in CAI’s business. Accordingly, there is no assurance that CAI’s public offering will be completed within the anticipated time frame or at all.

Chassis Holdings I, LLC

For many years, The Ivy Group, a New Jersey general partnership composed directly or indirectly of certain of our current and former directors and executive officers, together with certain of its principals, leased chassis to our wholly-owned subsidiary Trac Lease, Inc. (“Trac Lease”) for use in Trac Lease’s business. As of January 1, 2001, Trac Lease leased a total of 6,047 chassis from The Ivy Group and its principals for an aggregate annual lease payment of approximately $2.6 million. On July 1, 2001, we restructured our relationship with The Ivy Group and its principals to provide us with managerial control over the 6,047 chassis previously leased by Trac Lease from The Ivy Group and its principals. As a result of the restructuring, the partners of The Ivy Group contributed these 6,047 chassis and certain other assets and liabilities to a newly formed subsidiary, Chassis Holdings I, LLC (“Chassis Holdings”), in exchange for $26.0 million face value of preferred membership units and 10% of the common membership units, and Trac Lease contributed 902 chassis and two thousand dollars in cash to Chassis Holdings in exchange for $3.0 million face value of preferred membership units and 90% of the common membership units. The preferred membership units are entitled to receive a preferred return prior to the receipt of any distributions by the holders of the common membership units. The value of the contributed chassis was determined by taking the arithmetic average of the results of independent appraisals performed by three nationally recognized appraisal firms in connection with our establishment of a chassis securitization facility in July 2000. As the managing member of Chassis Holdings, Trac Lease exercises sole managerial control over the entity’s operations. Chassis Holdings leases all of its chassis to Trac Lease at a rental rate equal to the then current Trac Lease fleet average per diem. Chassis Holdings and the holders of the preferred membership units are party to a Put/Call Agreement providing that the holders of preferred units may put such units to Chassis Holdings under certain circumstances and Chassis Holdings has the right to redeem such units under certain circumstances. Chassis Holdings will be required to make certain option payments to the holders of the preferred membership units in order to preserve its right to redeem such units. Dividends paid on the common units and distributions on the preferred units totaling $3.1 million, $3.1 million and $2.9 million for the years ended December 31, 2005, 2004 and 2003, respectively, are included in minority interest expense, net in the accompanying Consolidated Statements of Income.

Chassis Distribution Agreement

In April 2003, we agreed to become a 50% owner through an initial investment of $0.5 million of a limited liability company (the “LLC”) formed with a foreign chassis manufacturer. The purpose of the LLC is to be the exclusive worldwide distributor of chassis built by this manufacturer and for us to share in the profits the LLC earns in selling these chassis to third parties. Under the terms of the distribution agreement for this equipment, we have agreed to purchase at least 15,000 chassis at preferred pricing over a ten-year period, of which 10,151 chassis were purchased or ordered by us through December 31, 2005. We may elect to purchase additional equipment during the ten-year period at identical terms. The LLC began operations during the second quarter of 2003. We consolidate the financial statements of the LLC.

Share Repurchases Associated with Exercise of Stock Options

In September 2005, Mr. Raoul Witteveen, our former President, advised us that he intended to exercise 500,000 stock options under the terms of the 1993 Stock Option Plan. These options had an exercise price of $10.25 per share and the market value at the date he exercised his options was $17.99 per share. In accordance with the terms of the 1993 Stock Option Plan, Mr. Witteveen paid the aggregate exercise price for these options by tendering to us a total of 284,880 shares of the Company’s common stock he then owned, which under the 1993 Stock Option Plan were valued at their total fair market value based on the market price of the common stock at the date of exercise. In addition, Mr. Witteveen reimbursed us in cash for the tax withholding related to the exercise.

The 284,880 shares delivered to us have been recorded as treasury shares, at their market value at the date of exercise on the accompanying Consolidated Balance Sheets. The exercise resulted in the issuance of 500,000 shares at a par value of $.001 and increased additional paid-in-capital by approximately $5.1 million. In addition, since these options were granted to Mr. Witteveen as compensation for services rendered, we are entitled to claim a tax deduction for non-employee compensation on our 2005 federal tax return. A tax benefit based on the difference between the market price of the stock as of the modification date and the exercise price was recorded in October 2003 at the time we recognized compensation expense relating to a modification of the options. The increase in the stock price from the modification date ($16.47 per share) to the exercise date ($17.99 per share) resulted in an additional tax benefit (amounting to $0.3 million), which has been recorded as additional paid-in capital at the time these options were exercised in 2005.

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

The 420,811 shares withheld by the Company for the exercise price of the options and Mr. Serenbetz’s minimum taxes have been recorded as treasury shares, at their market value at the date of exercise on the accompanying Consolidated Balance Sheets. The exercise also resulted in the issuance of 668,438 shares at a par value of $0.001 and increased additional paid-in-capital by $6.9 million. In addition, since these options were granted to Mr. Serenbetz as compensation for services rendered, we are entitled to claim a tax deduction for non-employee compensation on our 2004 federal tax return. Since we did not recognize compensation expense on the grant or exercise of these options, the tax benefit (amounting to $3.1 million) has been recorded as additional paid-in-capital at the time these options were exercised.

No shares were repurchased during 2003.

Stock Options Exercised for Cash

On October 3, 2005, Mr. Raoul Witteveen, former President of the Company, exercised his remaining 640,000 options under the terms of the 1993 Stock Option Plan. These options had an exercise price of $10.25 per share and the shares had a market value of $18.32 per share at the exercise date. In connection with the exercise, Mr. Witteveen remitted $6.6 million in cash to the Company for the exercise of the options and an additional sum to pay for his estimated tax withholding. The exercise resulted in the issuance of 640,000 shares at a par value of $0.001 and increased additional paid-in-capital of approximately $6.6 million. In addition, since these options were granted to Mr. Witteveen as compensation for services rendered, the Company is entitled to claim a tax deduction for non-employee compensation on its 2005 federal tax return. A tax benefit based on the difference between the market price of the stock as of the modification date and the exercise price was recorded in October 2003 at the time the Company recognized compensation expense relating to a modification of the options. The increase in the stock price from the modification date ($16.47 per share) to the exercise date ($18.32 per share) resulted in an additional tax benefit (amounting to $0.5 million), which has been recorded as additional paid in-capital during the fourth quarter of 2005.

United States Federal Income Tax

We are subject to federal and state income taxes as a Subchapter “C” corporation under the Internal Revenue Code. Interpool, Trac Lease and other United States subsidiaries file a consolidated United States federal income tax return. This consolidated group is liable for federal income taxes on its worldwide income.

Personal Holding Company Issues. The federal income tax laws have two requirements for classifying a company as a personal holding company. We and our subsidiaries currently satisfy the first requirement, the ownership of more than 50% of the value of Interpool’s stock by five or fewer individuals. The second requirement is that at least 60% of such corporation’s adjusted ordinary gross income constitutes personal holding company income, which depends upon the income mix for the year.

Based upon the operating results for 2005, and principally due to the $305.0 million distribution made by Interpool Limited pursuant to the implemented repatriation plan, we will be considered a personal holding company for federal income tax purposes for 2005. As a personal holding company, in addition to our regular federal income tax liability our undistributed personal holding company income (generally taxable income with certain adjustments, including a deduction for federal income taxes and dividends paid) will be subject to a personal holding company tax at the rate of 15%. However, the regular dividends and the special dividends paid during 2005 combined with the additional special dividend paid on January 17, 2006 are sufficient to avoid having any undistributed personal holding company income for 2005, and no personal holding company tax will be imposed for 2005. There can be no assurance, however, that we will not at some point in the future become liable for personal holding company tax. Furthermore, we may at some point in the future elect to increase the dividend rate on our common stock in order to avoid personal holding company tax.

We have incurred certain losses from leasing activities that are characterized for tax purposes as “Suspended Passive Activity Losses.” These losses can be carried forward indefinitely to offset income from future leasing activities. As of December 31, 2005, such suspended passive activity loss carryovers, including the passive activity loss carryovers of CAI, totaled approximately $371.0 million.

Interpool Limited and ICL. Under certain circumstances, Interpool may be liable for United States federal income taxes on earnings of Interpool Limited, ICL and any other foreign subsidiaries of ours, whether or not such earnings are distributed to us. This would occur if Interpool Limited, ICL or any other foreign subsidiary of ours, realized “Subpart F income” as defined in the Code or if it were to have an increase in earnings invested in United States property.

Subpart F income includes foreign personal holding company income, such as dividends, interest and rents. Although a substantial portion of Interpool Limited’s and ICL’s income consists of rents from container leasing activities, we believe that such rents are not Subpart F income because they are derived from the active conduct of a trade or business and received from unrelated persons. However, Interpool Limited has received some dividend and interest income in past years, which was taxed as Subpart F income. In addition, during 2005 another foreign subsidiary of ours, Interpool Finance Corporation, received some interest income which was taxed as Subpart F income.

A parent company is also subject to taxation when a foreign subsidiary increases the amount of its earnings invested in United States property during any calendar year. We do not expect that Interpool Limited, ICL or any other foreign subsidiary of ours will invest any earnings in United States property.

Repatriation. In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was signed into law. The AJCA created a temporary incentive for U.S. multinationals, such as Interpool, to repatriate accumulated income earned outside the U.S. at an effective U.S. federal tax rate of approximately 5.25%. On December 27, 2005, pursuant to the AJCA, Interpool, Inc.‘s wholly-owned Barbados subsidiary, Interpool Limited, made a distribution to Interpool, Inc. of approximately $305.0 million (the “Distribution”), as part of a plan approved by Interpool, Inc.‘s Board of Directors to repatriate accumulated and current earnings and profits of Interpool Limited, which previously had been considered permanently reinvested outside the United States. During 2005, we recorded expenses related to the Distribution of $23.1 million which included a federal tax provision expense and current tax liability of $17.6 million due to the Distribution and a state tax provision expense and current tax liability of $2.4 million due to Interpool Limited’s transfer of substantially all of its operating assets and liabilities to Interpool Containers Limited.

United States/Barbados Income Tax Convention. The business of Interpool Limited and ICL is managed and controlled in Barbados. Under the income tax convention between the United States and Barbados, including any protocols and amendments (the “Tax Treaty”), any profits of Interpool Limited or ICL from leasing of containers used in international trade generally are taxable only in Barbados and not in the United States.

Interpool Limited and ICL are entitled to the benefits of the Tax Convention for each year by satisfying the two-pronged test to the “limitation of benefits” provision: (1) more than 50% of the shares of Interpool Limited and ICL are owned, directly or indirectly, by any combination of individual United States residents or citizens (the “51% U.S. ownership test”), and (2) its income is not used in substantial part, directly or indirectly, to meet liabilities to persons who are not residents or citizens of the United States (the “base erosion test”). We believe Interpool Limited and ICL passed both of these tests and were eligible for the benefits of the Tax Treaty through December 31, 2005. If Interpool Limited or ICL had ceased to be eligible for the benefits of the Tax Treaty, a substantial portion of its income would become subject to the 35% United States federal income tax and the 30% branch profits tax.

In addition to having to satisfy the 51% U.S. ownership and base erosion tests described above, starting January 1, 2005 Interpool Limited and ICL are only eligible for the Tax Treaty benefits with respect to its container rental and sales income if Interpool, Inc. is listed on a “recognized stock exchange” and Interpool, Inc.‘s stock is “primarily” and “regularly” traded on such exchange.

During April 2004 Interpool, Inc. was de-listed by the New York Stock Exchange. During this de-listing, our common stock was traded on the over-the-counter market under the symbol IPLI. In December 2004, after making all delinquent SEC filings, we applied for relisting on the New York Stock Exchange. On January 13, 2005 our common stock was re-listed on the New York Stock Exchange; a “recognized stock exchange” within the meaning of the Tax Treaty. Interpool believes this listing and its current trading volume satisfies the “primarily” and “regularly” traded requirements of the Tax Treaty, that Interpool Limited qualified again for benefits under the Tax Treaty on January 13, 2005, and that ICL qualified under the Tax Treaty when it began operations as of close of business on November 30, 2005. We have estimated there should be no U.S. current tax expense for the period January 1, 2005 to January 12, 2005, when Interpool Limited was not eligible for the Tax Treaty.

Barbados Tax Returns. As companies resident in Barbados, Interpool Limited and ICL are required to file tax returns in Barbados and pay any tax liability to Barbados. Prior to the third quarter of 2005, no Barbados tax returns had been prepared or filed for Interpool Limited for any period subsequent to its 1997 tax year. As of September 30, 2005, all previously outstanding Barbados tax returns (1998-2004 tax years) were filed. There was no underpayment of taxes, interest or penalties (other than a nominal late filing penalty) with the filing of these returns.

State and Local Taxes

Income Taxes. Interpool and Trac Lease are liable for state and local income taxes on their income, and Interpool Limited and ICL are liable for state and local income taxes on its earnings attributable to operations in the United States, if any.

Sales Tax. To date, Interpool, Trac Lease, Interpool Limited, and ICL generally have not paid sales taxes on their long-term leasing revenues to the states in which they conduct business because management believes such revenues to be exempt from state sales taxes on several grounds, including a long-standing interpretation of the Commerce Clause of the United States Constitution that would prohibit the imposition of a tax on cargo containers and chassis used primarily for transportation of goods in interstate commerce or international trade. Under the terms of our equipment leases, in the event sales tax is imposed, we would generally be entitled to recover any such sales tax from our lessees. We do, however, collect and remit sales tax on their short-term chassis pool (intrastate) activity.

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

Goodwill — Goodwill, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) is reviewed for possible impairment at least annually during the fourth quarter of each fiscal year. A review of goodwill may be initiated prior to conducting the annual analysis if events or changes in circumstances indicate that the carrying value of goodwill may be impaired. During this review, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and market place data.

Accounting for Customer Defaults — We have sought to reduce credit risk by maintaining insurance against customer insolvency and equipment related losses. We cease the recognition of lease revenues for amounts billable to the lessee after the lease default date at the time we determine that such amounts are not probable of collection from the lessee. In connection with the accounting for the insurance policy, we record a receivable which is limited to the actual costs incurred or losses recognized that would have been billable to the lessee pursuant to the lease contract (which are also covered by the insurance contracts). Items that are covered under the insurance contracts, for amounts billable to the lessee in accordance with the lease, that are in excess of costs incurred and losses recognized by us, are considered a gain contingency.

Derivative Financial Instruments — We utilize interest rate swaps to hedge against the effects of future interest rate fluctuations. We do not enter into derivative financial instruments for trading or speculative purposes.

On January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Derivative instruments are included in the Consolidated Balance Sheet at their fair values in accounts payable and accrued expenses and changes in fair values are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in accumulated other comprehensive income/(loss) as a separate component of equity, and contractual cash flows, along with the related impact of the hedged items, continue to be recognized in earnings. Any ineffective portion of a hedge is reported in current earnings. Amounts accumulated in other comprehensive income/(loss) are reclassified to earnings in the same period that the hedged transaction impacts earnings.

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

Warrant Valuation — As of December 31, 2005, our outstanding warrants are classified as a liability in accordance with EITF 00-19. Under the provisions of EITF 00-19, a contract designated as an asset or liability must be carried at fair value until the contract meets the requirements for treatment as equity, until the contract is exercised or until the contract expires. Accordingly, future changes to the fair market value of these Warrants have the potential to cause volatility in our future results. For the period of time that these Warrants are classified as a liability, any increase in the fair market value of the Warrants will result in an additional non-cash expense to the Consolidated Statements of Income. To the extent the fair market value of the Warrants decreases during this period, we will record non-cash income in our Consolidated Statements of Income. A registration statement for the Warrants was filed with the SEC and was declared effective on February 21, 2006. It is management’s belief that this was the final criteria to be met under the provisions of EITF 00-19 for classification of the Warrants as equity. Therefore, the volatility of our earnings resulting from the classification of these Warrants as a liability will be limited to the change in the value of these Warrants between December 31, 2005 and February 21, 2006. See Note 18 to the Consolidated Financial Statements.

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

Through December 31, 2005 we claimed tax benefits under an income tax convention between the United States and Barbados (“Tax Treaty”), the jurisdiction in which our subsidiaries, Interpool Limited and ICL, operate our international container leasing business, are incorporated. Specifically, under the Tax Treaty, any profits of Interpool Limited or ICL from leasing of containers used in international trade generally are taxable only in Barbados at an approximate 3% tax rate, and not in the United States. Interpool Limited and ICL are entitled to the benefits of the Tax Treaty for each year that more than 50% of the shares of Interpool Limited and ICL were owned, directly or indirectly, by any combination of individual United States residents or citizens (the “51% U.S. ownership test”) and its income was not used in substantial part, directly or indirectly, to meet liabilities to persons who were not residents or citizens of the United States (the “base erosion test”). We believe Interpool Limited and ICL passed both of these tests through December 31, 2005.

Beginning January 1, 2005, in addition to having to satisfy the 51% U.S. ownership and base erosion tests described above, Interpool Limited and ICL are only eligible for the Tax Treaty benefits with respect to its container rental and sales income if Interpool, Inc. is listed on a “recognized stock exchange” and Interpool, Inc.‘s stock is “primarily” and “regularly” traded on such exchange.

As described elsewhere in this report, on January 13, 2005 our common stock was listed on the New York Stock Exchange, a “recognized stock exchange” within the meaning of the post-2004 Treaty. Interpool believes this listing and its current trading volume satisfies the “primarily” and “regularly” traded requirements of the Tax Treaty, that Interpool Limited qualified for benefits under the Tax Treaty again on January 13, 2005, and that ICL qualified for the benefits under the Tax Treaty when it began operations. We have estimated there should be no U.S. current tax expense for the period January 1, 2005 to January 12, 2005, when Interpool Limited was not eligible for the Tax Treaty.

Historically, no deferred U.S. Federal income taxes have been provided on the unremitted earnings of Interpool Limited since it is our past practice and future intention to permanently reinvest such earnings. No deferred U.S. Federal income taxes have been provided on the unremitted earnings of ICL since it is our current and future intention to permanently reinvest such earnings. We have documented our ability to reinvest earnings generated annually from our international operations. This documentation contains certain management judgments and estimates of economic conditions and the future demand for containers. Any unremitted earnings that we would be unable to reinvest in our international operations could be subject to taxation at United States tax rates.

In October 2004, the AJCA was signed into law. The AJCA created a temporary incentive for U.S. multinationals, such as Interpool, to repatriate accumulated income earned outside the U.S. at an effective U.S. federal tax rate of approximately 5.25%. On December 27, 2005, pursuant to the AJCA, Interpool Limited made a distribution to Interpool, Inc. of approximately $305.0 million (the “Distribution”), as part of a plan approved by Interpool, Inc.‘s Board of Directors to repatriate accumulated and current earnings and profits of Interpool Limited, which previously had been considered permanently reinvested outside the United States. During 2005, we recorded expenses related to the Distribution of $23.1 million which included federal tax provision expense and current tax liability of $17.6 million due to the Distribution and a state tax provision expense and current tax liability of $2.4 million due to Interpool Limited’s transfer of substantially all of its operating assets and liabilities to Interpool Containers Limited.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS 154”). This new standard replaces Accounting Principles Board Opinion 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We believe the adoption of the provisions of SFAS 154 will not have a material impact on our results of operations, financial positions or liquidity.

In December 2004, the FASB published SFAS No. 123(R), Share-Based Payment, (“SFAS 123 (R)”) which will be effective for periods beginning after June 15, 2005. We currently account for our stock option plans in accordance with SFAS No. 148, Accounting for Stock-Based Compensation (“SFAS 148”). This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), which allows for the retention of principles within Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). As permitted, we have chosen to continue to account for stock-based compensation using the intrinsic value method described in APB 25 and related interpretations. APB 25 generally requires compensation costs, if any, to be recognized for the difference between the exercise price and the market price of the underlying stock on the date of the grant. Alternatively, SFAS 123(R) employs fair value-based measurement and generally results in the recognition of compensation expense for all stock-based awards. The adoption of SFAS 123(R) will require the recognition of compensation expense for all share-based compensation. Based on the number of options currently outstanding, the adoption of SFAS 123(R) is expected to result in compensation expense, net of tax, of approximately $0.4 million and $0.3 million for the years ended December 31, 2006 and 2007, respectively. All future grants of share-based compensation will result in the recognition of additional compensation expense.

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

The following table sets forth principal cash flows and related weighted average interest rates by expected maturity dates for debt and capital lease obligations at December 31, 2005:

(Dollars in Thousands)	Total Obligation	2006	2007	2008	2009	2010	Thereafter

Variable rate facilities	$395,533	$84,703	$18,017	$102,310	$41,138	$61,902	$87,463
Average interest rate %		6.3%	6.2%	6.4%	6.4%	6.5%	6.5%
Fixed rate facilities(1)	$1,568,126	$144,409	$299,647	$149,208	$111,516	$83,098	$780,248
Average interest rate %		6.8%	6.8%	6.8%	7.0%	7.1%	7.1%
Total Debt	$1,963,659	$229,112	$317,664	$251,518	$152,654	$145,000	$867,711
Average interest rate %		6.7%	6.7%	6.8%	6.9%	7.0%	7.0%

(1)           These fixed rate facilities include variable instruments that have been converted to fixed rate debt through the use of interest rate swap agreements.

Based on outstanding debt balances at December 31, 2005 of variable rate facilities, which have not been converted to fixed rate debt through the use of interest rate swaps, a 10% change in variable interest rates would have resulted in a $2.5 million change in pre-tax earnings.

For further information regarding our floating and fixed rate debt, see Note 3 to the Consolidated Financial Statements.

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

We seek to reduce credit risk by maintaining insurance coverage against customer insolvency and related equipment losses. We maintain contingent physical damage, recovery and loss of revenue insurance, which provides coverage in the event of a customer’s insolvency, bankruptcy or default giving rise to our demand for return of all of our equipment. The policy covers the cost of recovering our equipment from the customer, including repositioning cost, damage to the equipment and the value of equipment which could not be located or was uneconomical to recover. It also covers a portion of the equipment leasing revenue that we might lose as a result of the customer’s default (i.e., up to 180 days of lease payments following an occurrence under the policy). Our current policy, which commenced April 30, 2005, includes coverage of $13.0 million with a $2.0 million deductible, per occurrence. This coverage automatically renews for at least two additional one-year terms on each anniversary of the commencement date. All renewals are subject to maintaining a claim experience that does not exceed stated percentages of the policy premiums. There can be no assurance that this or similar coverage will be available in the future or that such insurance will cover the entirety of any loss.

Beginning January 31, 2006, we also maintain credit insurance which provides complementary coverage upon the occurrence of a customer’s insolvency, bankruptcy or default giving rise to our demand for return of all our equipment. The policy covers a portion of the equipment leasing revenues we might lose as a result of the customer’s default (i.e., up to 90 days of lease payments that accrue prior to an occurrence under the policy). Our current policy includes coverage of $10.0 million with a $0.2 million deductible, per year, in the aggregate. The policy has a one-year term. There can be no assurance that this or similar coverage will be available in the future or that such insurance will cover the entirety of any loss.

At December 31, 2005, approximately 44% of accounts receivable and 73% of the net investment in direct financing leases were from customers outside of the United States.

In 2005, our top 25 customers represented approximately 76% of consolidated billings, with no single customer accounting for more than 8.3%.

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

The adequacy of our allowance for doubtful accounts is provided based upon a quarterly review of the collectibility of our receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of direct financing lease receivables. See Note 2 to the Consolidated Financial Statements.

As of December 31, 2005 and 2004, included in accounts receivable are non-performing receivables of $11.5 million and $12.5 million, respectively. Our average non-performing receivables are $11.5 million and $12.7 million for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, included in the allowance for doubtful accounts are reserves for the non-performing receivables of $11.5 million and $11.8 million, respectively. As of December 31, 2005 and 2004 our non-performing receivables, net of applicable reserves, were 0.05% and 1.01%, respectively, of accounts receivable, net.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

INTERPOOL, INC.

Report of Independent Registered Public Accounting Firm	Page No. 87

Consolidated Balance Sheets at December 31, 2005 and 2004	88

Consolidated Statements of Income For the Years Ended December 31, 2005, 2004 and 2003	89

Consolidated Statements of Changes In Stockholders' Equity For The Years Ended December 31, 2005, 2004 and 2003	90

Consolidated Statements of Cash Flows For The Years Ended December 31, 2005, 2004 and 2003	91

Notes to Consolidated Financial Statements	92

Report of Independent Registered
Public Accounting Firm

The Board of Directors
Interpool, Inc.:

We have audited the accompanying consolidated balance sheets of Interpool, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interpool, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Interpool, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 31, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

(signed) KPMG LLP

Short Hills, N.J.
March 31, 2006

INTERPOOL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
(dollars in thousands, except share and per share amounts)

ASSETS	2005	2004

CASH AND CASH EQUIVALENTS (including restricted cash of $22,572 and $24,927 at
December 31, 2005 and 2004, respectively)	$427,265	$309,458
ACCOUNTS RECEIVABLE, less allowance of $13,315 and $14,091, respectively	80,925	72,598
NET INVESTMENT IN DIRECT FINANCING LEASES	362,874	363,445
OTHER RECEIVABLES, net	4,814	3,602
LEASING EQUIPMENT, net of accumulated depreciation and amortization of $566,217 and $538,575,
respectively	1,771,190	1,579,196
OTHER ASSETS	68,048	75,787

TOTAL ASSETS	$2,715,116	$2,404,086

LIABILITIES
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$139,960	$127,057
WARRANT LIABILITY	53,231	71,722
INCOME TAXES:
Current	17,682	1,915
Deferred	55,797	46,367
TOTAL TAXES	73,479	48,282
DEFERRED INCOME	3,776	2,018
DEBT AND CAPITAL LEASE OBLIGATIONS
Due within one year	229,112	240,553
Due after one year	1,734,547	1,477,645
TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS	1,963,659	1,718,198

TOTAL LIABILITIES	2,234,105	1,967,277

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES	47,393	39,786
STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued	--	--
Common stock, par value $.001 per share; 100,000,000 shares authorized, 29,426,564
and 28,278,759 issued at December 31, 2005 and 2004, respectively	28	28
Additional paid-in capital	157,573	145,112
Unamortized deferred compensation	(442)	(554)
Treasury stock, at cost, 931,591 and 646,711 shares at December 31, 2005 and 2004,
respectively	(16,632)	(11,508)
Retained earnings	290,106	269,694
Accumulated other comprehensive income/(loss)	2,985	(5,749)

TOTAL STOCKHOLDERS' EQUITY	433,618	397,023

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,715,116	$2,404,086

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
 (dollars and shares in thousands)

	2005	2004	2003

REVENUES:
Equipment leasing revenue, including income recognized on direct
financing leases of $39,232, $41,659 and $46,362, respectively	$393,852	$388,183	$374,287
Other revenue	22,660	16,204	27,825

TOTAL REVENUES	416,512	404,387	402,112

COSTS AND EXPENSES:
Lease operating expenses	103,826	95,332	108,465
Administrative expenses	53,113	49,943	55,052
Provision for doubtful accounts	2,063	1,476	4,248
Fair value adjustment for derivative instruments	(2,860)	(1,511)	(1,756)
Fair value adjustment for warrants	(18,491)	49,222	--
Depreciation and amortization of leasing equipment	90,047	89,458	87,498
Impairment of leasing equipment	4,032	4,610	9,049
(Income)/loss for investments accounted for under the equity method	(187)	(416)	1,698
Loss on retirement of debt	2,997	--	--
Gain on sale of leasing equipment	(13,424)	(14,743)	(991)
Other income, net	(1,412)	(943)	(4,088)
Gain on insurance settlement	--	(6,267)	--
Gain on sale of equity investment	(13,001)	--	--
Interest expense	121,098	112,013	106,688
Interest income	(9,386)	(3,390)	(3,960)

TOTAL COST AND EXPENSES	318,415	374,784	361,903

INCOME BEFORE MINORITY INTEREST EXPENSE AND
PROVISION FOR INCOME TAXES	98,097	29,603	40,209
Minority Interest Expense	(6,791)	(8,372)	(1,910)

INCOME BEFORE PROVISION FOR INCOME TAXES	91,306	21,231	38,299
Provision for income taxes	30,775	13,362	803

NET INCOME	$60,531	$7,869	$37,496

NET INCOME PER SHARE:
Basic	$2.17	$0.29	$1.37
Diluted	$1.94	$0.27	$1.30

WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
Basic	27,858	27,380	27,365
Diluted	32,296	28,960	28,935

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
 (dollars and shares in thousands)

	Common Stock
	Outstanding Shares	Par Value	Additional Paid-in Capital	Unamortized Deferred Compensation	Treasury Stock	Retained Earnings	Acum. Other Comp. Income (Loss)	Comp-Income	Total Share- holder's Equity
BALANCE, December 31, 2002	27,355	$28	$126,165	$---	$(2,229)	$238,030	$(24,998)		$336,996
Net income	--	--	--	--	--	37,496	--	37,496	37,496
Other comprehensive income	--	--	--	--	--	--	10,110	10,110	10,110
Comprehensive income								$47,606
Capital contribution by
officers and directors	--	--	698	--	--	--	--		698
Options exercised	22	--	351	--	--	--	--		351
Restricted stock award	--	--	1,324	(1,324)	--	--	--		--
Amortization of restricted
stock award	--	--	--	140	--	--	--		140
Intrinsic value of option
modification	--	--	7,091	--	--	--	--		7,091
Cash dividends declared:
Common stock, $0.25 per share	--	--	--	--	--	(6,405)	--		(6,405)
BALANCE, December 31, 2003	27,377	28	135,629	(1,184)	(2,229)	269,121	(14,888)		386,477
Net income	--	--	--	--	--	7,869	--	7,869	7,869
Other comprehensive income	--	--	--	--	--	--	9,139	9,139	9,139
Comprehensive income	--	--	--	--	--	--	--	$17,008	--
Restricted stock award	2	--	371	(371)	--	-	--		--
Amortization of restricted
stock award	--	--	--	85	--	--	--		85
Forfeitures restricted stock
award	--	--	(1,017)	916	--	--	--		(101)
Options exercised	248	--	10,006	--	(9,279)	--	--		727
Stock grant	5	--	123	--	--	--	--		123
Cash dividends declared:
Common stock, $0.25 per share	--	--	--	--	--	(7,296)	--		(7,296)
BALANCE, December 31, 2004	27,632	28	145,112	(554)	(11,508)	269,694	(5,749)		397,023
Net income	--	--	--	--	--	60,531	--	60,531	60,531
Other comprehensive income	--	--	--	--	--	--	8,734	8,734	8,734
Comprehensive income								69,265
Amortization of restricted
stock award	8	--	--	112	--	--	--	--	112
Options exercised	855	--	12,461		(5,124)	--	--		7,337
Cash dividends declared
Common stock, $1.41 per share	--	--	--	--	--	(40,119)	--		(40,119)

BALANCE, December 31, 2005	28,495	$28	$157,573	$(442)	$(16,632)	$290,106	$2,985		$433,618

(The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.)

INTERPOOL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(dollars in thousands)

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,531	$7,869	$37,496
Adjustments to reconcile net income to net cash provided by operating activities --
Depreciation and amortization	96,449	97,123	94,210
Impairment of leasing equipment	4,032	4,610	9,049
Amortization of debt discount	2,386	506	--
Provision/(benefit) for deferred income taxes	5,960	11,124	(670)
Gain on sale of leasing equipment	(13,424)	(14,743)	(991)
Loss on sale of marketable securities	--	--	50
Provision for uncollectible accounts	2,063	1,476	4,248
Loss on retirement of debt	2,997	--	--
Restricted stock grant expense	112	85	140
Option modification compensation expense	--	--	7,091
Fair value adjustment for preferred stock	4,451	--	--
Fair value adjustment for derivative instruments	(2,860)	(1,511)	(1,756)
Fair value adjustment for warrants	(18,491)	49,222	--
(Income)/losses for investments accounted for under the equity method	(187)	(416)	1,698
Gain on sale of equity investment	(13,001)	--	--
Gain on settled insurance litigation	--	(6,267)	--
Increase in accounts receivable	(8,144)	(3,619)	(9,351)
(Increase)/decrease in other receivables	(1,212)	26,610	(194)
(Increase)/decrease in other assets	(2,190)	(11,342)	1,701
Increase/(decrease) in accounts payable and accrued expenses	12,168	(5,801)	7,834
Increase/(decrease) in income taxes payable	15,643	1,488	(436)
Other, net	2,669	3,915	(82)

Net cash provided by operating activities	149,952	160,329	150,037

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment	(433,189)	(206,613)	(237,521)
Proceeds from dispositions of leasing equipment	145,903	153,058	54,386
Investment in direct financing leases	(60,885)	(43,708)	(109,254)
Cash collections on direct financing leases	89,865	88,939	77,793
Proceeds from sale of equity investment	15,002	--	--
Purchase of marketable securities	--	--	(10)
Sales and matured marketable securities and other investing activities	--	--	1,445
Proceeds from minority interest partner in chassis distributor	--	--	500

Net cash used for investing activities	(243,304)	(8,324)	(212,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	879,299	627,296	211,813
Payment of long-term debt and capital lease obligations	(652,540)	(387,296)	(204,229)
Borrowings of revolving credit lines	197,472	30,500	88,000
Repayment of revolving credit lines	(183,472)	(245,995)	(56,505)
Proceeds from issuance of common stock	6,560	--	--
Dividends paid	(36,160)	(8,071)	(6,049)

Net cash provided by financing activities	211,159	16,434	33,030

Net increase/(decrease) in cash and cash equivalents	117,807	168,439	(29,594)
CASH AND CASH EQUIVALENTS, beginning of period	309,458	141,019	170,613
CASH AND CASH EQUIVALENTS, end of period	$427,265	$309,458	$141,019

Supplemental schedule of non-cash investing activities:
Direct financing lease financed through capital lease obligation	--	--	$4,397
Transfers from leasing equipment to direct financing leases	$33,719	$24,449	$25,775
Transfer from direct financing leases to leasing equipment	$2,040	$12,546	$3,651
Change in additional paid-in-capital due to exercise of stock options	$777	$727	--

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIESNOTES
TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of operations and significant accounting policies:

Nature of operations and significant accounting policies

The nature of operations and the significant accounting policies used by Interpool, Inc. and subsidiaries (the “Company” or “Interpool”) in the preparation of the accompanying consolidated financial statements are summarized below. The Company’s accounting records are maintained in United States dollars and the consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

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

The Company’s container leasing operations are primarily conducted through a wholly-owned subsidiary incorporated in Barbados, as well as through Container Applications, Inc. (“CAI”), the Company’s consolidated subsidiary, of which the Company owns a 50% common equity interest and currently appoints a majority of the members of the board of directors. Until November 30, 2005, the Company’s Barbados subsidiary Interpool Limited conducted the Company’s container leasing operations, other than those of CAI. In connection with its repatriation plan, on December 14, 2005, effective as of November 30, 2005, Interpool Limited transferred substantially all its operating assets and related liabilities to Interpool Containers Limited (“ICL”), a newly formed Barbados company which is a subsidiary of the Company. See Note 5 to the Consolidated Financial Statements. As a result, since November 30, 2005, ICL has conducted the container leasing operations of the Company formerly conducted by Interpool Limited, with Interpool Limited holding preferred stock and promissory notes issued by ICL. Profits of the Company’s Barbados subsidiaries from international container leasing operations are exempt from federal taxation in the United States to the extent such profits are retained outside the United States. These profits are subject to Barbados tax at rates that are substantially lower than the applicable rates in the United States.

Within the historical financial statements, the Company also previously had limited operations in a third reportable segment that specialized in leasing microcomputers and related equipment. The computer leasing segment consisted of two majority owned subsidiaries, Microtech Leasing Corporation (“Microtech”) and Personal Computer Rental Corporation (“PCR”). During the third quarter of 2001, the Company adopted a plan to exit this segment. The Company liquidated the assets of Microtech as of March 31, 2004. PCR ceased active operations and began to liquidate in the first quarter of 2003. At March 31, 2004, all of the assets of PCR were liquidated.

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

In connection with certain investments in which the Company does not own a majority interest or otherwise control, but where it has the ability to exercise significant influence over the investee, such investments were accounted for using the equity method of accounting. In September 2005, a non-transportation company in which the Company had held a minority equity position since 1997 was sold. As of September 30, 2005, the Company no longer holds any investments which are accounted for using the equity method of accounting. The Company’s investment in its equity method investees for the periods prior to September 30, 2005 was included in other assets on the accompanying Consolidated Balance Sheets.

Goodwill—

On June 29, 2001, the FASB approved its proposed SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual value, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

Commencing January 1, 2002, as a result of adopting SFAS 142, goodwill is no longer amortized but is reviewed for impairment. During December 2005 and 2004, the Company conducted its annual goodwill impairment tests. The tests disclosed that at both December 31, 2005 and 2004, the implied fair value of the goodwill was in excess of its carrying value, therefore impairment charges were not required. Total goodwill recorded at December 31, 2005 and 2004 was $5,495 for both years and is included in other assets on the accompanying Consolidated Balance Sheet. This goodwill is included in total assets within the Domestic Intermodal Leasing segment.

Translation of foreign currencies—

The Company has determined that the U.S. dollar is its functional currency for each of its overseas operations; therefore, all gains and losses resulting from translating foreign currency transactions into the functional currency are included in income.

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

Allowance for doubtful accounts—

The Company’s allowance for doubtful accounts is provided based upon a quarterly review of the collectibility of its receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral. An account is considered past due when a payment has not been received in accordance with the contractual terms. Accounts are generally charged off after an analysis is completed which indicates that collection of the full principal balance is in doubt. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance for doubtful accounts is intended to provide for losses inherent in the accounts receivable, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. The Company believes its allowance for doubtful accounts is adequate to provide for credit losses inherent in its accounts receivable. See Note 2 to the Consolidated Financial Statements for further discussion regarding the allowance for doubtful accounts.

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

	Year Ended December 31,
	2005	2004	2003(1)
Net income, as reported	$60,531	$7,869	$37,496
Add/(Deduct): Stock based employee compensation
expense/(income) included in net income, net of related
tax effects	(482)	1,463	4,637
(Deduct)/Add: Total stock-based employee compensation
(expense)/income determined under fair value based method
for all awards, net of related tax effects	(957)	(1,503)	(5,380)

Pro forma net income	$59,092	$7,829	$36,753

Earnings per share:
Basic-as reported	$2.17	$0.29	$1.37

Basic-pro forma	$2.12	$0.29	$1.34

Diluted-as reported	$1.94	$0.27	$1.30

Diluted-pro forma	$1.89	$0.27	$1.27

_________________
(1)           In connection with a separation agreement with Mr. Raoul Witteveen, the Company’s former President, the terms of fully vested options were modified. This modification resulted in compensation expense of $7,091 ($4,254 net of tax included above). The fair value of these options as modified was $8,214 ($4,928 net of tax included above). For further discussion see the Company’s 2004 Form 10-K/A.

The weighted average fair value of options granted or modified during 2005, 2004 and 2003 was $6.61, $9.76 and $7.21 per option, respectively. The fair value was estimated using the Black-Scholes Option pricing model based on the following assumptions:

Option Issuance	Fair Value	Market Price at Grant Date	Risk-Free Interest Rate	Expected Life	Volatility	Dividend Yield

2005	$8.18	$19.24	4.410	6.5	43%	1.54%
2005	$5.83	$18.77	4.450	4.6	34%	1.54%
2005	$5.68	$18.77	4.450	4.3	34%	1.54%
2005	$9.45	$21.05	3.875	7.0	45%	1.44%
2005	$9.14	$20.38	3.850	7.0	45%	1.44%
2004	$9.76	$22.05	3.570	7.0	45%	1.44%
2003	$7.21	$16.47	1.750	2.0	47%	1.58%

Insurance receivables—

The Company has maintained insurance coverage in the event of a lessee’s insolvency, bankruptcy or default. Amounts recorded as an insurance claim receivable would be included in other receivables, net in the Consolidated Balance Sheets and are limited to those amounts that are probable of collection and include only incurred costs and losses related to the insurable event. There are no insurance receivables at December 31, 2005 and 2004. Amounts recorded as insurance claim receivable would be recorded in other income, net in the Consolidated Statements of Income. Upon collection of the receivable from the insurance carriers, any amounts in excess of or less than the receivable recorded would be recorded as gain or loss on insurance settlement in the Consolidated Statements of Income.

Property and equipment—

The Company records property and equipment at cost, except for property and equipment that have been impaired, for which the Company reduces the carrying amount to the estimated fair value at the impairment date. Property and equipment is included in other assets on the accompanying Consolidated Balance Sheet. The Company capitalizes significant improvements; the Company charges repairs and maintenance costs that do not extend the lives of the assets to expense as incurred. The Company removes the cost and accumulated depreciation of assets sold or otherwise disposed of from the accounts and recognizes any resulting gain or loss upon the disposition of the assets.

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

Gains or losses resulting from the disposition of leasing equipment are recorded in the year of disposition. These amounts are recorded in gains on sale of leasing equipment on the Consolidated Statements of Income.

At December 31, 2005, 2004 and 2003, the Company performed a review of its container and chassis fleets in order to determine whether these assets are impaired in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”). The container fleet is reported within the container leasing segment, while the chassis are reported within the domestic intermodal equipment segment. This review indicated that there was no impairment to the fleet with the exception of specific units that were idle, some of which were badly damaged, and other specific units with design flaws. The Company performed a review of this equipment to determine whether the units would be repaired and returned to service or sold based upon the best economic alternative for the Company. This determination was based on the condition of the unit, its location and the resale market within that location. All units identified for sale were then written down, if required, to estimated net realizable value in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The measurement of an impairment loss requires a determination of fair value, which is based on the best information available. The Company uses market prices of similar equipment when available and the estimated residual value of a used chassis within the remanufacturing process to determine fair value. For the years ended December 31, 2005, 2004 and 2003, the impairment loss on chassis and containers (excluding CAI) was $3,459, $4,335 and $8,059, respectively. Impairment amounts are recorded in impairment of leasing equipment on the accompanying Consolidated Statements of Income.

During the years ended December 31, 2005, 2004 and 2003, CAI performed a review of its container fleet in order to determine whether these assets were impaired in accordance with SFAS 144. The container fleet is reported in the container leasing segment. The loss was calculated by comparing the equipment’s net book value to the estimated realizable value of the equipment. For the years ended December 31, 2005, 2004 and 2003, the impairment loss recorded by CAI was $573, $275, and $990, respectively. This reduced income before taxes in those periods by $287, $138 and $495, respectively after taking into account the Company’s 50% minority interest adjustment.

Derivative financial instruments—

The Company reports all derivative financial instruments on its balance sheet at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes. The fair value is calculated externally using market data taking into account current market rates.

The Company employs derivative financial instruments (limited to interest rate swap agreements) from time to time to effectively convert certain floating rate debt instruments into fixed rate instruments and thereby manage its exposure to fluctuations in interest rates. The Company does not enter into other derivative financial instruments for trading or speculative purposes. The Company faces credit risk if the counterparties to these transactions are unable to perform their obligations. However, the Company seeks to minimize this risk by entering into transactions with counterparties that are major financial institutions with high credit ratings.

The Company records gains and losses on derivative financial instruments qualifying as cash flow hedges in other comprehensive income/(loss), to the extent that hedges are effective and until the underlying transactions are recognized in the Consolidated Statements of Income, at which time the Company recognizes the gains and losses in the Consolidated Statements of Income. For those derivative financial instruments which do not qualify as cash flow hedges, any changes in fair value are recorded in the Consolidated Statements of Income.

The Company may at its discretion terminate or redesignate any such interest rate swap agreements prior to maturity. At that time, any gains or losses previously reported in accumulated other comprehensive income/(loss) on termination would continue to amortize into interest expense or interest income to correspond to the recognition of interest expense or interest income on the hedged debt. If such debt instrument was also terminated, the gain or loss associated with the terminated derivative included in accumulated other comprehensive income/(loss) at the time of termination of the debt would be recognized in the Consolidated Statements of Income at that time.

Comprehensive income—

Comprehensive income consists of net income for the current period and gains that have been previously excluded from the income statement and were only reported as a component of equity.

The tax effect of other comprehensive income is as follows:

	Before Tax Amount	Tax Effect	Net of Tax Amount

Year Ended December 31, 2005
Unrealized holding (losses)/gains arising during the period:
Marketable securities	$(2)	$1	$(1)
Cumulative foreign currency translation adjustment	(162)	60	(102)
Swap agreements	13,190	(4,353)	8,837

	$13,026	$(4,292)	$8,734

	Before Tax Amount	Tax Effect	Net of Tax Amount

Year Ended December 31, 2004
Unrealized holding gains arising during the period:
Marketable securities	$3	$(1)	$2
Cumulative foreign currency translation adjustment	88	(32)	56
Swap agreements	12,941	(3,860)	9,081

	$13,032	$(3,893)	$9,139

	Before Tax Amount	Tax Effect	Net of Tax Amount

Year Ended December 31, 2003
Unrealized holding gains arising during the period:
Marketable securities (1)(2)	$83	$(29)	$54
Cumulative foreign currency translation adjustment	71	(25)	46
Swap agreements	14,351	(4,341)	10,010

	$14,505	$(4,395)	$10,110

(1)	Amounts are net of losses on sales of marketable securities of $50 (before income tax effect of $2) recognized in the income statement.

(2)	Amounts are net of a realized loss of $44 (before income tax effect of $18) considered permanent and recognized in the income statement.

The components of accumulated other comprehensive income/(loss), net of taxes, are as follows:

	December 31,
	2005	2004
Marketable securities	$1	$2
Cumulative foreign currency translation adjustment	(43)	59
Swap agreements	3,027	(5,810)

	$2,985	$(5,749)

Concentration of credit risk—

At December 31, 2005, approximately 44% of accounts receivable and 73% of net investment in direct financing leases were from customers outside of the United States. This compares to approximately 47% of accounts receivable and 70% of net investment in direct financing leases at December 31, 2004.

In 2005, 2004 and 2003, the Company’s top 25 customers represented approximately 76%, 75% and 74%, respectively, of its consolidated billings, with no single customer accounting for more than 8.3% in any year.

Net income per share—

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period (which is net of treasury shares). Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options and warrants and the unvested portion of restricted stock grants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price for the period. Stock options and warrants that do not have a dilutive effect (because the exercise price is above the market price) are not included in the diluted income per share. For the year ended December 31, 2005 (using the treasury stock method) warrants were dilutive while options to purchase 6,133 shares were not dilutive and were not included in diluted earnings per share. For the year ended December 31, 2004 warrants to purchase 76,052 shares and options to purchase 905 shares were not dilutive and were not included in diluted earnings per share. For the year ended December 31, 2003, all stock options to acquire common shares were dilutive. There were no warrants outstanding during the year ended December 31, 2003. Unvested restricted stock grants were dilutive for the years ended December 31, 2005, 2004 and 2003. See Note 14 to the Consolidated Financial Statements. For the year ended December 31, 2005, the convertible redeemable subordinated debentures were dilutive. For the years ended December 31, 2004 and 2003, the convertible redeemable subordinated debentures issued by the Company (convertible into 1,487,285 and 1,460,461 shares, respectively) were not dilutive and were not included in diluted earnings per share. For further discussion of the debt characteristics of the convertible redeemable subordinated debentures, see Note 3 to the Consolidated Financial Statements.

A reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

	Year Ended December 31,
	2005	2004	2003
Numerator
Net Income - Basic and Diluted EPS	$60,531	$7,869	$37,496
Denominator
Weighted average common shares
outstanding-Basic	27,858	27,380	27,365
Dilutive stock options and warrants	2,941	1,573	1,569
Dilutive convertible debentures	1,487	--	--
Dilutive restricted stock grants	10	7	1

Weighted average common shares
outstanding-Diluted	32,296	28,960	28,935

Earnings per common share
Basic	$2.17	$0.29	$1.37

Diluted	$1.94	$0.27	$1.30

Software capitalization—

The Company accounts for the cost of internally developed software in accordance with the provisions of SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). SOP 98-1 outlines the various stages of internally generated system software and describes the portion of the costs which should be capitalized. The Company has capitalized software costs amounting to $2,897 for the year ended December 31, 2005 which has been included in other assets on the accompanying Consolidated Balance Sheet at December 31, 2005. Amortization of these costs is being recorded on a straight line basis over a five year period and begins as each defined phase of the system development is completed. The amortization of these costs amounted to $60 and has been included in administrative expenses on the Consolidated Statements of Income for the year ended December 31, 2005.

Use of estimates—

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

Reclassifications—

Certain reclassifications have been made to the 2004 and 2003 amounts in order to conform to the 2005 presentation.

(2)	Leasing activities:

As lessor—

The Company has entered into various leases of equipment that qualify as direct financing leases. At the inception of a direct financing lease, the Company records a net investment based on the total investment (representing the total future minimum lease payments plus unguaranteed residual value), net of unearned lease income. The unguaranteed residual value is generally equal to the purchase option of the lessee, and is included in total lease receivables (approximately $65,590 and $66,298 at December 31, 2005 and 2004, respectively). Unearned income represents the excess of total future minimum lease payments plus residual value over equipment cost. Receivables under these direct financing leases, net of unearned income, are collectible through 2017 as follows:

                                                            December 31, 2005
                                                Total Lease       Unearned            Net Lease
                                                 Receivable     Lease Income         Receivable
                 2006                           $120,119           $33,353            $86,766
                 2007                            114,741            24,074             90,667
                 2008                             77,209            15,770             61,439
                 2009                             50,526            10,597             39,929
                 2010                             38,851             7,086             31,765
                 Thereafter                       62,271             9,963             52,308
                                                  ------             -----             ------
                                                $463,717          $100,843           $362,874
                                                 ========          ========           ========

As of December 31, 2004, the Company had total lease receivable, unearned lease income and net lease receivables of $472,543, $109,098 and $363,445 respectively.

As of December 31, 2005, the Company also had noncancelable operating leases, under which it will receive future minimum rental payments as follows:

                 2006                           $195,596
                 2007                            162,385
                 2008                            108,353
                 2009                             67,997
                 2010                             42,272
                 Thereafter                       34,589
                                                  ------
                                                $611,192
                                                ========

The Company capitalizes lease commissions and amortizes this cost over the average life of the related lease contract. At December 31, 2005 and 2004, $1,469 and $2,473 of these commissions were included in other assets on the accompanying Consolidated Balance Sheet.

Allowance for doubtful accounts—

The following summarizes the activity in the allowance for doubtful accounts:

	2005	2004	2003

Balance, beginning of year	$14,091	$16,358	$14,033
Provision charged to expense	2,063	1,476	4,248
Write-offs	(2,799)	(5,247)	(2,140)
Recoveries	7	1,507	226
Other	(47)	(3)	(9)

Balance, end of year	$13,315	$14,091	$16,358

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

As of December 31, 2005 and 2004, included in accounts receivable are non-performing receivables of $11,492 and $12,498, respectively. The Company’s average non-performing receivables are $11,523 and $12,704 for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, included in the allowance for doubtful accounts are reserves for the non-performing receivables of $11,453 and $11,764, respectively. As of December 31, 2005 and 2004, our non-performing receivables, net of applicable reserves, were 0.05% and 1.01%, respectively, of accounts receivable, net.

All outstanding amounts due for non-performing direct financing lease accounts are reclassified to accounts receivable, therefore an allowance for doubtful accounts for the net investment in direct financing leases is not required.

The Company seeks to reduce credit risk by maintaining insurance coverage against customer insolvency and related equipment losses. The Company maintains contingent physical damage, recovery and loss of revenue insurance, which provides coverage in the event of a customer’s insolvency, bankruptcy or default giving rise to its demand for return of all of its equipment. The policy covers the cost of recovering the Company’s equipment from the customer, including repositioning cost, damage to the equipment and the value of equipment that could not be located or was uneconomical to recover. It also covers a portion of the equipment leasing revenue that the Company might lose as a result of the customer’s default (i.e., up to 180 days of lease payments following an occurrence under the policy). The Company’s current policy, which commenced on April 30, 2005, includes coverage of $13,000 with a $2,000 deductible, per occurrence. This coverage automatically renews for at least two additional one year terms on each anniversary of the commencement date. All renewals are subject to maintaining a claim experience that does not exceed stated percentages of the policy premiums. There can be no assurance that this or similar coverage will be available in the future or that such insurance coverage will cover the entirety of any loss.

(3)	Debt and capital lease obligations:

The following table summarizes the Company’s debt and capital lease obligations as of December 31, 2005 and 2004:

Total Debt and Capital Lease Obligations	December 31, 2005	December 31, 2004

2005 Fortis Facility - Secured container equipment financing facility, interest at 6.41% at December 31, 2005, revolving
period ending October 31, 2007, term out period ending
April 30, 2013	$463,186	$ --
2005 DVB Facility - Secured container equipment financing
facility, interest at 6.55% at December 31, 2005	250,718	--
Chassis Securitization Facility, interest at 5.94% and
5.99% at December 31, 2005 and 2004, respectively
Warehouse facility	8,416	22,490
Debt obligation	24,144	53,875
Capital lease obligation	388,422	397,834
2004 Fortis Facility - Secured container equipment financing
facility, interest at 4.45% at December 31, 2004	--	243,000
Revolving credit facility for chassis, interest at 5.64% at
December 31, 2005, revolving period ending September 9, 2010	15,000	--
Notes and loans repayable with various rates ranging from
5.75% to 7.90% and maturities from 2006 to 2010	22,049	137,193
Capital lease obligations payable in varying amounts through 2015	284,849	329,623
Revolving credit facility CAI, interest at 5.97% and 4.56% at
December 31, 2005 and 2004, respectively	64,000	65,000
6.00% Notes due 2014 (unsecured) net of unamortized discount of $31,342 and $33,729 at December 31, 2005 and 2004,
respectively	198,658	196,271
7.35% Notes due 2007 (unsecured)	94,160	115,395
7.20% Notes due 2007 (unsecured)	37,875	45,335
9.25% Convertible redeemable subordinated debentures,
mandatory redemption 2022 (unsecured)	37,182	37,182
9.875% Preferred capital securities due 2027 (unsecured)	75,000	75,000

Total Debt and Capital Lease Obligations	1,963,659	1,718,198

Less Current Maturities	229,112	240,553
Total Non-Current Debt and Capital Lease Obligations	$1,734,547	$1,477,645

At December 31, 2005, the Company had available $332,249 under various facilities which includes approximately $110,737 available under CAI’s revolving credit facility.

As of December 31, 2005, the annual maturities of capital leases and related interest were as follows:

	Payment	Interest	Principal

2006	$58,008	$16,227	$41,781
2007	70,443	13,953	56,490
2008	93,450	11,699	81,751
2009	69,245	7,303	61,942
2010	50,378	4,886	45,492
Thereafter	396,590	10,775	385,815

	$738,114	$64,843	$673,271

As of December 31, 2005 the scheduled principal maturities of debt were as follows:

2006	$187,331
2007	261,174
2008	169,767
2009	90,712
2010	99,508
Thereafter	481,896

$1,290,388

The Company’s debt consists of notes, loans and capital lease obligations with installments payable in varying amounts through 2027, with a weighted average interest rate of 6.8% and 6.2% in 2005 and 2004, respectively. The principal amount of debt and capital lease obligations payable under fixed rate contracts was $1,075,545. Remaining debt and capital lease obligations of $888,114 were payable under floating rate arrangements, of which $492,581 was effectively converted to fixed rate debt through the use of interest rate swap agreements. At December 31, 2005, most of the debt and capital lease obligations of the Company are secured by a substantial portion of the Company’s leasing equipment, direct financing leases and accounts receivable, except for $442,875 of debt which is unsecured. For further information on the accounting treatment for interest rate swap contracts see Note 4 to the Consolidated Financial Statements.

The following is a description of the significant components of the Company’s indebtedness as of December 31, 2005:

December 2005 Financings: On December 21, 2005, the Company established two secured credit facilities for its international container leasing operations. The facilities were established with two financial institutions who are the agents for the lenders under these two credit facilities, and they replaced two previous secured credit facilities established in 2004 by these financial institutions.

Of the $713,904 the Company drew down under these facilities on December 21, 2005, the Company used $429,300 to reduce previously existing indebtedness, including $403,786 outstanding under its previous facilities with the same lenders for the new facilities. The remaining portion of the initial borrowings under the facilities, totaling $284,604, together with other existing funds, was used to repay inter-company indebtedness owed to the Company’s Barbados subsidiary, Interpool Limited. Interpool Limited, in turn, used these proceeds, together with other funds, to pay a special cash dividend to Interpool Inc., its U.S. parent company, on December 27, 2005.

The new term loan and revolving credit facility (the “2005 Fortis Facility”) was established pursuant to a Credit Agreement dated as of December 21, 2005 among Interpool Inc., certain of its subsidiaries, Fortis Bank (the agent lender) and certain other lenders. The facility allows for borrowings up to $577,198, consisting of A notes ($500,000 maximum advance, of which $385,988 has been funded) and B notes in the amount of $77,198. Borrowings under the facility are secured by shipping containers owned by a consolidated, indirect special purpose finance subsidiary of Interpool, Inc. that are leased to various customers, primarily under long-term operating leases, and by the related lease receivables. The 2005 Fortis Facility allows for advances from time to time under the A notes up to the amount of available collateral under the facility, subject to a maximum principal amount that may be outstanding under the A notes of $500,000. The facility has a revolving period ending October 31, 2007 at which time the Company then has the option to pay off the remaining balance over a 66 month period.

The interest rate for the A notes under the facility is LIBOR plus 200 basis points, with reductions of up to 50 basis points possible as the Company’s credit rating or funded debt to tangible net worth ratio (as defined in the Credit Agreement) improves. Currently, based upon the funded debt to tangible net worth ratio as of September 30, 2005, the interest rate for the A notes is LIBOR plus 175 basis points. The interest rate for the B notes is LIBOR plus 350 basis points for the first twelve months the loan is outstanding and LIBOR plus 500 basis points thereafter. The 2005 Fortis Facility requires that by April 20, 2006 the Company enter into interest rate swap contracts in order to effectively convert at least seventy five percent of the debt associated with operating lease equipment and ninety percent of the debt associated with direct financing leases from floating rate debt to fixed rate debt. As of December 31, 2005, the Company has not entered into any of these interest rate swap contracts. The 2005 Fortis Facility also includes covenants related to a minimum level of tangible net worth, a minimum fixed charge coverage ratio, and a maximum funded debt to tangible net worth ratio, as well as other customary restrictive covenants. In addition, the 2005 Fortis Facility contains restrictions on payments of dividends and distributions by certain subsidiaries of Interpool Inc. after December 31, 2005 until the B notes are paid in full, and prohibits the parent company Interpool Inc. from making payments to its stockholders with the proceeds of the B notes. Interpool Containers Limited (“ICL”), a newly formed Barbados subsidiary of Interpool, Inc., acts as servicer of the collateral securing the advances under the 2005 Fortis Facility for the benefit of the lenders.

The other new credit facility (the “2005 DVB Facility”) was established pursuant to a Credit Agreement dated as of December 21, 2005 among Interpool Inc., ICL, DVB (the agent lender) and certain other lenders. The facility consists of A notes ($219,701 funded) and B notes ($31,017 funded), and is secured by shipping containers owned by its subsidiary, ICL, which are leased to customers under long-term finance lease arrangements, and by the related lease receivables and other receivables of ICL. A total of $250,718 was borrowed under the 2005 DVB Facility on December 21, 2005 and remained outstanding at December 31, 2005.

The interest rate for the A notes under the 2005 DVB Facility is fixed at 6.365%. The A notes amortize over a five year term. The interest rate for the B notes is LIBOR plus 350 basis points for the first twelve months the loan is outstanding and LIBOR plus 500 basis points thereafter. The B notes amortize to a balloon payment over twelve months, but may be extended for an additional two years at the Company’s option. The 2005 DVB Facility also includes covenants related to a minimum level of tangible net worth, a minimum fixed charge coverage ratio, and a maximum funded debt to tangible net worth ratio, as well as other customary restrictive covenants. In addition, the 2005 DVB Facility contains restrictions on the payments of dividends and distributions by certain subsidiaries of Interpool, Inc. after December 31, 2005 until the B notes under the 2005 DVB Facility are paid in full, and prohibits the parent company Interpool, Inc. from making payments to its stockholders with the proceeds of the advances under this facility.

The Company used $403,786 of the December 21, 2005 advances under the 2005 Fortis Facility and the 2005 DVB Facility to repay debt outstanding under secured equipment financing facilities it had established in November 2004 with the agent and several other lenders (the “2004 Fortis Facility”) and a separate facility it had established earlier in 2004 with DVB (the “2004 DVB Facility”) and not drawn upon until 2005, and the Company terminated these 2004 facilities. For descriptions of the November 2004 Fortis Facility and the 2004 DVB Facility, see below.

Chassis Securitization Facility: The Company’s current chassis securitization facility was established in September 2002. This facility was initially limited to $540,968 and was increased in May 2003 to provide for a $200,000 revolving warehouse facility within the chassis securitization facility. In July 2003 and October 2003, the Company agreed, among other things, to suspend its ability to incur additional funding under this warehouse facility until such time as the loan and guarantee parties have each agreed in their sole discretion to reinstate their funding commitments. This warehouse facility remained suspended throughout 2004. In early 2005, the Company elected not to renew the warehouse facility. As a result of this decision, the warehouse facility was not extended beyond its scheduled expiration date of March 31, 2005. Accordingly, under the terms of the securitization facility, beginning April 1, 2005, all cash flow from the securitization that would normally have been received by the Company after the requirements of the securitization financing are satisfied is being used to pay down the warehouse facility until it is paid in full. In addition, based on the terms of the securitization financing, the interest rate on the warehouse facility was increased by 100 basis points as of March 31, 2005. At December 31, 2005, $8,416 remained outstanding under the warehouse facility. This balance will be paid during 2006. The total amount outstanding under the Company’s chassis securitization facility at December 31, 2005 was $420,982.

Other 2005 Financings:

In February 2005, the Company entered into a lease arrangement with a Japanese lessor involving $29,922 of equipment previously financed with a financial institution during December 2003 and May 2004. This transaction closed in two approximately equal tranches, the first of which occurred on February 28, 2005, and the second of which occurred on March 31, 2005. The lease ends in December 2008, and the Company has a fixed purchase option at that time that it expects to exercise. The aggregate fixed rate of interest on the lease is 7.44%. The Company received additional cash proceeds totaling $4,210 at the February closing and $4,271 the March closing. A total of $27,404 was outstanding under these leases at December 31, 2005.

During September 2005, the Company completed a secured revolving credit facility for $122,500 with an agent bank and other lenders for the financing of chassis equipment. The term of this facility is five years. The interest rate is set at LIBOR plus 1.375% until January 1, 2006, after which the rate is determined by a pricing grid related to a defined funded debt to tangible net worth ratio (as defined in the Credit Agreement) with interest rates ranging from LIBOR plus 1.00% to LIBOR plus 1.625%. The initial $15,000 drawdown under this facility was used to refinance a $15,000 secured loan made by the agent bank during July 2004 which had borne interest at a rate of LIBOR plus 2.5% and which had been used, in part, to satisfy a note payable from PCR to an unrelated financial institution, which the Company had guaranteed for PCR. The Credit Agreement for this facility also includes covenants related to a minimum level of tangible net worth, a minimum fixed charge coverage ratio, and a maximum funded debt to tangible net worth ratio, as well as other customary restrictive covenants. As of December 31, 2005, $15,000 was outstanding under the facility established in September 2005.

The Company also entered into a capital lease obligation transaction with a U.S. bank for $29,817 with an interest rate of 4.93% during September 2005, which continues until September 2015. The Company has a bargain fixed purchase option at that time that it expects to exercise. A total of $29,469 was outstanding under this lease at December 31, 2005.

In December 2005, the Company completed a capital lease obligation transaction for $7,096 with a U.S. bank with an interest rate of 5.16%, which continues until December 2015. We also entered into a capital lease obligation transaction with another bank for $30,000 with an interest rate of 5.39%, which continues until December 2013. Both these leases have a bargain fixed purchase option at lease end which the Company expects to exercise. These amounts remained outstanding at December 31, 2005.

In addition to the financings identified above, at December 31, 2005, the Company had additional notes and loans outstanding with various financial institutions in the aggregate amount of $22,049, at interest rates ranging from 5.75% to 7.90% and additional capital lease obligations of $190,880.

During the fourth quarter of 2005, the Company paid off 14 container financing facilities with outstanding balances of $553,085 at the time they were paid off, including the 2004 Fortis Facility and 2004 DVB Facility as described above, to further rationalize its debt structure and facilitate the establishment of the 2005 Fortis Facility and 2005 DVB Facility.

CAI Revolving Credit Facility: On April 28, 2005, CAI replaced its $110,000 secured revolving credit facility, which had an outstanding principal balance of $58,500 as of March 31, 2005 (not including letters of credit in the aggregate amount of $6,000 as of March 31, 2005) and was scheduled to expire on June 27, 2005, with a new senior secured revolving credit facility. The new credit facility has a total commitment amount of up to $175,000 and was provided by a group of banks. The interest rate under the revolving line of credit varies depending upon whether the loans are characterized as base rate loans or Eurodollar rate loans. In addition, there is a commitment fee on the unused amount of the total commitment which fee is payable quarterly in arrears. The new credit facility provides that swing line loans (up to $10,000 in the aggregate) and standby letters of credit (up to $15,000 in the aggregate) will be available to CAI, which sublimits are part of, and not in addition to, the total commitment of $175,000 under the new credit facility. The term of this revolving credit facility is three years. In connection with the first loan advance under the new credit facility, CAI repaid the outstanding principal balance of $58,000 on its then-existing revolving credit facility (plus interest and additional fees) and repaid $15,143 of the amounts owed to the Company under the outstanding subordinated note issued by CAI to the Company in 1998. At December 31, 2005, $64,000 was outstanding under CAI’s revolving credit facility. This revolving credit facility contains various financial and other covenants. At December 31, 2005, CAI was in compliance with these covenants.

As mentioned above, on April 28, 2005, CAI repaid $15,143 of its $33,650 subordinated note held by the Company. This repayment returned this subordinated note to the original payment schedule in effect before it was modified during 2002. The remaining balance of the subordinated note, totaling $16,825 as of December 31, 2005, is required to be repaid in equal quarterly installments of approximately $1,683 through April 30, 2008. In addition, the financial covenants associated with this subordinated note were also amended in April 2005.

6% Notes and Warrant: On September 14, 2004, the Company entered into a Securities Purchase Agreement pursuant to which it sold $150,000 total principal amount of a new series of 6.0% Notes due 2014 (the “6% Notes”) in a private transaction with four investors. In connection with the sale of the 6% Notes, the Company also issued to the investors two series of warrants that were originally exercisable for a total of 8,333,333 shares of its common stock at an initial exercise price of $18.00 per share (the “Warrants”). The exercise price of the Warrants is subject to customary anti-dilution adjustments as set forth in the Warrants. As of December 31, 2005, as a result of anti-dilution adjustments, the Warrants were exercisable for a total of 8,833,333 shares at an exercise price of $17.01 per share. Based on adjustments through January 3, 2006 (the record date for the most recent dividend declared by the Company), the exercise price is currently $16.88 per share and the Warrants are currently exercisable for a total of 8,916,666 shares.

The 6% Notes mature on September 1, 2014, with interest payable semi-annually at a rate of 6.0% per annum. The Company has the right to redeem the 6% Notes at any time after September 1, 2009 with a declining premium. The maturity of the 6% Notes can be accelerated upon the occurrence of an “Event of Default” as such term is defined in the indenture governing the 6% Notes (the “Indenture”). The Indenture also contains various restrictive covenants, including limitations on the payment of dividends and other restricted payments, limitations on incurrence of indebtedness, and limitations on asset sales, the violation of which would result in an Event of Default.

The first series of Warrants (the “Series A” Warrants) is exercisable at any time and as of January 3, 2006 represents a total of 5,859,071 shares. The second series of Warrants (the “Series B” Warrants) became exercisable following stockholder approval of such exercise at a special meeting of its stockholders on June 30, 2005 and as of January 3, 2006 represents a total of 3,057,595 shares. The Company also entered into agreements with the investors to file registration statements with the Securities and Exchange Commission, for the benefit of the investors, with respect to the 6% Notes and the Warrants. Under the terms of the Warrants, the exercise price will be paid by the investors to the Company solely in cash. The sale of the 6% Notes and Warrants pursuant to the Securities Purchase Agreement was made in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act.

The Warrants expire on September 1, 2014, although the Company has the right under certain conditions to require that they be exercised at any time if its common stock trades at $30.00 per share or more for five consecutive trading days assuming the shares being issued upon exercise are registered shares.

The fair value of the Warrants at the date of the transaction was estimated at $22,500 and was recorded in warrant liability on the Consolidated Balance Sheet, with the offset recorded as a discount on the 6% Notes. This discount is being amortized as interest expense using the effective interest method over the ten-year life of the 6% Notes. The overall interest rate on the 6% Notes, considering the amortization of the discount, is approximately 8.3%.

EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock (“EITF 00-19”) requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or liability must be carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. As of December 31, 2004 and 2005, the Company has classified these Warrants as a liability, as noted above, because the requirements of EITF 00-19 for classification of the Warrants as equity had not been met. During the period the Warrants are classified as a liability, any changes in fair value are and will continue to be reported as fair value adjustment for Warrants in the Consolidated Statement of Income. Due primarily to the increase in the market value of its common stock during the last quarter of 2004, the fair market value of the Warrants increased from $22,500 at September 30, 2004 to $71,722 at December 31, 2004. As a result, during the three months ended December 31, 2004, the Company recorded a non-cash expense of $49,222 (for which no tax benefit is derived) which was reflected as fair value adjustment for warrants on the accompanying Consolidated Statements of Income. Due to changes to items which affect the calculation of the fair value of the Warrants, primarily the change in the market value of the Company common stock during the year of 2005, the estimated fair market value of these Warrants decreased from $71,722 at December 31, 2004 to $53,231 at December 31, 2005. As a result, during the year ended December 31, 2005, the Company recorded non-cash income of $18,491 (for which no tax expense is derived) which has been reflected as fair value adjustment for warrants on the accompanying Consolidated Statements of Income. See Note 18 for additional information regarding the registration statement pertaining to the Warrants.

On November 29, 2004, the Company sold $80,000 total principal amount of additional 6% Notes (the “November 2004 6% Notes”) due 2014 to eight investors under the same Indenture used for the $150,000 unsecured financing completed during September 2004. The terms of the November 2004 6% Notes are identical to those of the 6% Notes sold during September 2004 (as described previously in this document) with the following exceptions: (1) there were no warrants associated with the November 2004 6% Notes and (2) the original issue discount on the November 2004 6% Notes was approximately 14.7% versus 15.0% for the September 2004 6% Notes. The November 2004 6% Notes were sold at a discount which provided net proceeds totaling $68,065. The net proceeds have been used for general corporate purposes, including, but not limited to the purchase of equipment, retirement of debt, acquisitions, and/or working capital.

During 2005 and the first quarter of 2006, the Company, the holders of a majority in principal amount of the 6% Notes and holders of a majority of the Warrants, and the warrant agent for the holders of the Warrants, entered into a series of amendments to certain agreements relating to the outstanding 6% Notes and Warrants. These amendments extended the dates by which the Company was required to take certain actions with respect to the 6% Notes and Warrants. Specifically, the amendments (i) extended from April 30, 2005 to June 30, 2005 the date by which the Company was required to seek stockholder approval for the purpose of ratifying the issuance of the Series B Warrants, (ii) extended from May 1, 2005 to August 1, 2005 the date by which the Company was required to file a registration statement with the SEC with respect to the Warrants, (iii) extended from May 1, 2005 to August 1, 2005 the date by which the Company was required to file a registration statement with the SEC with respect to the 6% Notes, and (iv) extended from October 1, 2005 to April l, 2006 the date on which liquidated damages were to become payable with respect to the 6% Notes and/or the Warrants if they had not been registered with the SEC. The registration statements for both the 6% Notes and the Warrants were submitted to the SEC on August 1, 2005. As a result of these amendments, the Company was obligated to use commercially reasonable efforts to have these registration statements declared effective by the SEC by March 6, 2006. If either of these registration statements had not been effective by April 1, 2006, the Company would have been required to pay liquidated damages to the holders of these securities based upon a value of $150,000 for the 6% Notes and $150,000 for the Warrants. For the first 90 days, the amount of liquidated damages to be paid related to the Warrants and the 6% Notes would have been calculated using a rate of 0.25% per annum for each day the registration statements were not effective after April 1, 2006. This percentage would have been increased by 0.25% for each 90 day period, until these conditions were met, up to a maximum of 1.00% per annum. See Note 18 for additional information regarding the registration statement pertaining to the Warrants.

During October 2005, the Investor Rights Agreement relating to the Warrants was amended to permanently eliminate the liquidated damages penalty for the Warrants described above once the registration statement for the Warrants was declared effective by the SEC. See Note 18 for additional information regarding the registration statement pertaining to the Warrants.

In addition, during 2005, the Company and the Indenture Trustee for the 6% Notes (the “Indenture Trustee”), with the consent of the holders of a majority in principal amount of the outstanding 6% Notes, entered into several Supplemental Indentures amending the terms of the Indenture governing the 6% Notes. Pursuant to a Supplemental Indenture dated as of June 29, 2005, the Indenture was amended to provide that all determinations of the Company’s consolidated net income for purpose of the restricted payments provisions in Section 4.7 of the Indenture, shall be based upon its adjusted consolidated net income, after excluding the effect on net income of any gain or loss attributable to any valuation adjustment relating to the Warrants. Pursuant to a Supplemental Indenture dated as of December 16, 2005, Section 4.8 of the Indenture, which generally prohibits the existence of contractual restrictions on the ability of its subsidiaries to pay dividends or distributions to the parent company, Interpool Inc., was amended. The December 16, 2005 Supplemental Indenture added a new exception to Section 4.8(b) so as to permit its subsidiaries to agree to those restrictions that are contained in the 2005 Fortis Facility and in the 2005 DVB Facility on the ability of Interpool Limited and ICL to pay dividends and distributions to Interpool, Inc., as described above. Finally, pursuant to a Supplemental Indenture dated as of December 19, 2005, Section 4.7 of the Indenture, which limits the amount of cash dividends, distributions and other restricted payments that may be made by its parent company Interpool, Inc. to its stockholders, was amended. The December 19, 2005 Supplemental Indenture modified clause (9) of Section 4.7(b) to provide that, in addition to the other specified exceptions, dividends and distributions may be paid in the aggregate amount of $13,000 (an increase from the $7,000 permitted under the original Indenture) from and after the date of the Indenture.

At a Special Meeting of the Company’s Stockholders held on June 30, 2005, holders of a majority of the outstanding shares of its common stock approved a resolution ratifying the issuance by the Company of the Series B Warrants and the issuance of common stock upon exercise of such Series B Warrants by the holders. This affirmative vote satisfied one of the requirements of the Warrant Agreement relating to the Warrants. As a result of this vote, the Series B Warrants are now exercisable to purchase shares of common stock in accordance with their terms.

As of December 31, 2005, a total of $198,658 ($230,000 principal less $31,342 unamortized discount) of the 6% Notes issued during September and November 2004 was outstanding.

7.35% and 7.20% Notes: In July and August of 1997, the Company issued $225,000 of ten year notes, comprised of $150,000 of 7.35% Notes due 2007 and $75,000 of 7.20% Notes due 2007. The net proceeds from these offerings were used to repay secured indebtedness, to purchase equipment and for other investments. During the third quarter of 2005, the Company retired $21,235 of the 7.35% Notes and $7,460 of the 7.20% Notes and recognized pre-tax costs related to this retirement of $812 which has been reflected within loss on retirement of debt on the accompanying Consolidated Statements of Income. As of December 31, 2005, $94,160 and $37,875 principal amount of the 7.35% and 7.20% Notes, respectively, remained outstanding.

9.25% Convertible Redeemable Subordinated Debentures: In December 2002, the Company issued $32,118 of 9.25% Convertible Redeemable Subordinated Debentures, and subsequently issued an additional $5,064 of such debentures in January and February 2003, resulting in a total of $37,182 of debentures issued and outstanding at December 31, 2005. The debentures bear interest at an annual rate of 9.25%. They have a mandatory redemption feature upon the earlier of the occurrence of a change of control or on December 27, 2022. They have an optional redemption feature after the third anniversary at a price of 100% of outstanding principal plus accrued interest. They have a special redemption feature between December 27, 2006 and December 27, 2007, during which period the Company may redeem the debentures by issuing common stock at $25.50 per debenture plus accrued interest if the average closing price of its common stock for five consecutive trading days equals or exceeds $25.50 per share. Lastly, at any time, a holder of the debentures may convert the debentures into the Company’s common stock at a per share conversion price of $25.00. As of December 31, 2005 $37,182 of the 9.25% Convertible Redeemable Subordinated Debentures remained outstanding.

9.875% Preferred Capital Securities: On January 27, 1997, Interpool Capital Trust, a Delaware business trust and special purpose entity (the “Trust”), issued to outside investors 75,000 shares of 9.875% Capital Securities with an aggregate liquidation preference of $75,000 (the “Capital Securities”) for proceeds of $75,000. Interpool, Inc. owns all the common securities of the Trust. The proceeds received by the Trust from the sale of the Capital Securities were used by the Trust to acquire $75,000 of the Company’s 9.875% Junior Subordinated Deferrable Interest Debentures due February 15, 2027 (the “Debentures”). The sole asset of the Trust is $77,320 aggregate principal amount of the Debentures. The Capital Securities represent preferred beneficial interests in the Trust’s assets. Distributions on the Capital Securities are cumulative and payable at the annual rate of 9.875% of the liquidation amount, semi-annually in arrears and commenced February 15, 1997. The Company has the option to defer payment of distributions for an extension period of up to five years if it is in compliance with the terms of the Capital Securities. Interest at 9.875% will accrue on such deferred distributions throughout the extension period. The Capital Securities will be subject to mandatory redemption upon repayment of the Debentures to the Trust. The redemption price decreases from 104.9375% of the liquidation preference in 2007 to 100% in 2017 and thereafter. Under certain limited circumstances, the Company may, at its option, prepay the Debentures and redeem the Capital Securities prior to 2007 at a prepayment price specified in the governing instruments. The obligations of the Company under the Debentures, under the Indenture pursuant to which the Debentures were issued, under certain guarantees and under certain back-up obligations, in the aggregate constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the Capital Securities. As of December 31, 2005, $75,000 of the 9.875% Preferred Capital Securities remained outstanding.

Description of Certain Indebtedness Repaid During 2005:

2004 Fortis Facility: As noted above, in December 2005 the Company repaid the entire $303,786 of borrowings outstanding under its 2004 Fortis Facility, using a portion of the initial advance under the 2005 Fortis Facility. Advances under the 2004 Fortis Facility were secured by shipping containers and related leases owned by a special purpose consolidated subsidiary and leased to various third parties. The 2004 Fortis Facility allowed for advances from time to time up to the amount of available collateral under the facility, subject to a maximum principal amount that could be outstanding under the facility. The maximum amount of the 2004 Fortis Facility was initially $252,000 and was increased by $248,000 during February 2005, thereby bringing the total commitments under the 2004 Fortis Facility to $500,000. When this facility was originally established in November 2004, the Company drew down $243,000, of which $224,400 was used to refinance other indebtedness outstanding at the time (including the entire $154,800 of outstanding borrowings under a secured revolving credit facility which the Company terminated in November 2004, as well as a $69,600 loan from Fortis entered into in March 2004). The remaining $18,600 of the initial advance under the 2004 Fortis Facility was used for transaction fees and working capital purposes. Borrowings under the 2004 Fortis Facility bore interest at LIBOR plus 175 basis points. As required by this facility, on March 31, 2005, the Company entered into three interest rate swap contracts with original notional amounts totaling $204,858 in order to effectively convert a significant portion of the debt under the 2004 Fortis Facility from floating rate debt to fixed rate debt. These interest rate swap contracts have now been reassigned to the 2005 Fortis Facility. The 2004 Fortis Facility had a two-year term, after which the outstanding balance would have been paid out in full over 66 months if it had not been refinanced.

2004 DVB Facility: In December 2005, $100,000 of proceeds from the initial borrowings under the 2005 DVB Facility were used to repay the outstanding balance under a prior facility with DVB and certain other lenders, which was originally established on December 29, 2004 with a commitment of $150,000. No amounts were borrowed under this facility prior to July 1, 2005. Under the terms of this facility, the advance rate was either 60% or 75% at the Company’s option. The interest rate was to be determined by a pricing grid and could range from LIBOR plus 140 to 180 basis points, depending upon the Company’s tangible debt to total net worth ratio (as defined in the agreement) or its corporate credit rating, and the advance rate chosen. There was a commitment fee of 45 basis points per annum on any unused portion of this commitment, payable quarterly in arrears. As indicated above, this facility was terminated in December 2005.

Financing Commitments Available: As of December 31, 2005, total commitments of $221,512 were available for future use by the Company under two existing lines of credit, of which $114,012 was available under the 2005 Fortis Facility and $107,500 was available under the chassis facility the Company established in September 2005. In addition, $110,737 was available at December 31, 2005 under CAI’s revolving credit facility.

Covenants: At December 31, 2005, under the Company’s 2005 Fortis Facility and DVB Facility, the chassis revolving credit facility established during September 2005, and most of its other debt instruments, the Company is required to maintain covenants (as defined in each agreement) for tangible net worth (the most stringent of which required the Company to maintain tangible net worth of at least $300,000), a fixed charge coverage ratio of at least 1.5 to 1 and a funded debt to tangible net worth ratio of not more than 4.0 to 1. For the most restrictive covenants, tangible net worth includes stockholders’ equity plus any “warrant liability”, its 9.875% preferred capital securities and its 9.25% convertible redeemable subordinated debentures and any future subordinated debt, and is reduced by goodwill and adjusted to eliminate the impact of adjustments associated with derivative instruments; funded debt excludes the portion of debt and capital lease obligations due within one year, its 9.875% preferred capital securities and its 9.25% convertible redeemable subordinated debentures, and any future subordinated debt; fixed charges include interest expense, excluding that related to its 9.875% preferred capital securities and its 9.25% convertible redeemable subordinated debentures and any future subordinated debt, and lease rentals; earnings available for fixed charges include income before depreciation and income taxes, excluding the impact of any non-cash fair value adjustments for warrants, plus fixed charges, plus interest expense associated with its 9.875% preferred capital securities and its 9.25% convertible redeemable subordinated debentures and any future subordinated debt. As of December 31, 2005, the Company was in compliance with all covenants.

A servicing agreement to which the Company is a party requires that the Company maintain a tangible net worth (including its 9.875% preferred capital securities due 2027) of at least $375,000 plus 50% of any positive net income reported from October 1, 2004 forward.

Additionally, under a credit agreement, the Company is required to maintain a security deposit in the aggregate amount of at least 80% of the outstanding loan balances, including interest. This amounted to $3,600 at December 31, 2005, and is included in other assets on the Consolidated Balance Sheet. At December 31, 2005, under a restriction in its 6.0% Note Indenture, approximately $9,862 of retained earnings were available for dividends.

(4)	Derivative instruments:

The Company’s assets are primarily fixed rate in nature while its debt instruments are primarily floating rate. The Company employs derivative financial instruments (limited to interest rate swap agreements) to effectively convert certain floating rate debt instruments into fixed rate instruments and thereby manage its exposure to fluctuations in interest rates.

As of December 31, 2005 and December 31, 2004, included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets is a liability of $3,246 and $19,745, respectively, representing the market value of the Company’s interest rate swap contracts.

The unrealized pre-tax income on cash flow hedges for the year ended December 31, 2005 of $13,190 and the related income tax effect of $4,353 have been recorded by the Company as a component of accumulated other comprehensive income/(loss) on the Consolidated Balance Sheets.

The unrealized pre-tax income on cash flow hedges for the year ended December 31, 2004 of $12,941 and the related income tax effect of $3,860 have been recorded by the Company as a component of accumulated other comprehensive income/(loss) on the Consolidated Balance Sheets.

On March 31, 2005, the Company entered into three interest rate swap contracts with original notional amounts totaling $204,858. These three interest rate swap contracts are a result of the November 2004 facility, as amended, which required that the Company enter into interest rate swap contracts in order to effectively convert at least seventy percent of the debt associated with operating lease equipment and ninety percent of the debt associated with direct financing leases from floating rate debt to fixed rate debt. During December 2005, borrowings under the November 2004 Fortis facility were repaid with the proceeds from a new facility with the same lender, the (“2005 Fortis Facility”). These interest rate swap contracts (which are accounted for as freestanding derivative instruments) have been reassigned to the 2005 Fortis Facility. From April 1, 2005 through December 31, 2005, the Company did not enter into any new interest rate swap contracts.

During the year ended December 31, 2005, the Company terminated six interest rate swap contracts, with outstanding notional amounts totaling $46,035 following repayment of the related debt. As a result of terminating these swap contracts, the Company recognized a loss of $378 which is included in fair value adjustment for derivative instruments in the Consolidated Statements of Income.

As of December 31, 2005, the Company held interest rate swap agreements with various financial institutions. The aggregate notional balance of the swaps was $492,581 as of December 31, 2005.

For the year ended December 31, 2005, the Company reported $2,860 of pre-tax income in the Consolidated Statements of Income primarily due to changes in the fair value of interest rate swap agreements which do not qualify as cash flow hedges under SFAS 133. This compares to $1,511 of pre-tax income for the year ended December 31, 2004.

In addition to the amounts included in the fair value adjustment for derivative instruments related to changes in the fair value of interest rate swap agreements, a change in the fair value of the Warrants issued during September 2004 in connection with the 6.0% Notes, which is classified as a liability on the accompanying Consolidated Balance Sheets, resulted in non-cash income of $18,491 for the year ended December 31, 2005 (for which no tax expense was derived). This compares to a non cash charge of $49,222 for the year ended December 31, 2004 (for which no tax benefit was derived). These amounts are included in fair value adjustment for warrants on the accompanying Consolidated Statements of Income.

As of December 31, 2005, the annual maturities of the notional principal amounts, with installments payable in varying amounts through 2014, and the weighted average interest rates expected to be received or paid for interest rate swap contracts were as follows:

	Notional Amount	Receive Rate	Pay Rate

2006	$61,118	4.37%	5.00%
2007	198,211	4.37%	5.52%
2008	60,526	4.37%	5.00%
2009	51,219	4.37%	5.10%
2010	51,815	4.37%	5.09%
Thereafter	69,692	4.37%	4.95%

Total	$492,581	4.37%	5.22%

The weighted average receive rate is based on the floating rate option specified by the interest rate swap contract which is either one-month or three-month USD-LIBOR.

(5)	Income taxes:

Significant components of deferred tax assets and liabilities as of December 31, 2005 and 2004 were as follows:

	2005	2004

Deferred tax assets:
Loss carry forwards	$147,761	$141,893
Other	9,905	22,262

Total deferred tax assets	157,666	164,155
Valuation allowances	(3,567)	(9,963)

Net deferred tax assets	154,099	154,192

Deferred tax liabilities:
Operating property, net	207,499	197,951
Other	2,397	2,608

Total deferred tax liabilities	209,896	200,559

Net deferred tax liability	$55,797	$46,367

The $6,396 net reduction to the valuation allowance during the year related to various items. An $848 increase to the valuation allowance relates to an equity investment, Chassis Holdings I, LLC. Complete reversals to the valuation allowances of $7,244 pertain to certain equity investments which have been fully disposed of, and to state net operating losses which were reclassified as state passive activity losses. Unlike net operating losses, which have an expiring life, passive activity losses can be carried forward indefinitely to offset income from future leasing activities.

Through December 31, 2005, the Company, including CAI, has incurred passive activity loss carryovers of approximately $371,373 for U.S. federal income tax purposes and $335,404 for state income tax purposes. These losses can be carried forward indefinitely to offset income from future leasing activities.

Two significant subsidiaries of the Company, Interpool Limited and Interpool Containers Limited ("ICL"), are Barbados corporations. Under the terms of an income tax convention between the United States and Barbados (the “Tax Treaty”), Interpool Limited’s and ICL’s leasing income is fully taxable by Barbados, but exempt from U.S. Federal taxation. The Barbados tax rate is a maximum of 2½% of income earned in Barbados.

The Tax Treaty contains a limitation on benefits provision which denies treaty benefits under certain circumstances. On July 14, 2004, the United States and Barbados signed a protocol (the “Protocol”) to the Tax Treaty which was ratified on December 20, 2004 that contains an even more restrictive limitation of benefits provision. The Protocol took effect on January 1, 2005. Under the Protocol, Interpool Limited and ICL are only eligible for Treaty benefits with respect to its container rental and sales income if, among other things, the Company is listed on a “recognized stock exchange” and its stock is “primarily” and “regularly” traded on such exchange.

During April 2004, the Company was de-listed by the New York Stock Exchange. During this de-listing, its common stock was traded on the over-the-counter market under the symbol IPLI. In December 2004, after making all delinquent SEC filings, the Company applied for re-listing on the New York Stock Exchange. On January 13, 2005 the Company was again listed, and began trading on the New York Stock Exchange. The Company’s listing and trading volume satisfies the “primarily” and “regularly” traded requirements of the Protocol, and Interpool Limited qualified for benefits under the Protocol on January 13, 2005. The Company has estimated there was no U.S. current tax expense for the period from January 1, 2005 to January 12, 2005.

No deferred U.S. Federal income taxes have been provided on the unremitted earnings of Interpool Limited or ICL since it is the Company’s intention to indefinitely reinvest such earnings. At December 31, 2005 the combined unremitted earnings of Interpool Limited and ICL were approximately $74,697. The deferred U.S. Federal income taxes related to the unremitted earnings of Interpool Limited and ICL would be approximately $19,515, assuming these earnings were taxable at the U.S. statutory rate, net of foreign tax credits.

In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was signed into law. The AJCA created a temporary incentive for U.S. multinationals, such as the Company, to repatriate accumulated income earned outside the U.S. at an effective rate of approximately 5.25%. On December 27, 2005, pursuant to the AJCA, Interpool Limited made a distribution to Interpool, Inc. of approximately $305,000 (the “Distribution”), as part of a plan approved by Interpool, Inc.‘s Board of Directors to repatriate accumulated and current earnings and profits of Interpool Limited, which previously had been considered permanently reinvested outside the United States. During 2005, the Company recorded expenses related to this repatriation of $23,061 which included federal tax provision expense and current tax liability of $17,566 due to the Distribution and a state tax provision expense and current tax liability of $2,413 due to Interpool Limited’s transfer of substantially all of its operating assets and liabilities to ICL.

As companies resident in Barbados, Interpool Limited and ICL are required to file tax returns in Barbados and pay any tax liability to Barbados. Prior to the third quarter of 2005, no Barbados tax returns had been prepared or filed for Interpool Limited for any period subsequent to its 1997 tax year. As of September 30, 2005, all previously outstanding Barbados tax returns (1998-2004 tax years) were filed. There was no underpayment of taxes, interest or penalties (other than a nominal late filing penalty) with the filing of these returns.

A reconciliation of the U. S. statutory tax rate to the effective tax rate follows:

	2005	2004	2003

U.S. statutory rate	35.0%	35.0%	35.0%
Difference due to operation of subsidiaries in Barbados	(15.0)	(75.8)	(38.0)
State taxes	6.1	10.1	0.7
Warrant liability	(7.1)	81.2	--
Distribution	17.5	0.0	0.0
CAI--stock option compensation	1.7	0.0	0.0
Other	1.9	11.7	1.5
Valuation allowances	(6.2)	0.8	2.9

Effective tax rate	33.9%	63.0%	2.1%

Non-cash income of $18,491 recorded in 2005 pertaining to the decrease in the Company’s liability for warrants is not recognized for Federal income tax purposes. This resulted in a 7.1% decrease in the Company’s actual tax rate. This compares to non-cash expense of $49,222 recorded in 2004 pertaining to an increase in the Company’s liability for warrants. This expense is non-deductible for Federal income tax purposes. This resulted in an 81.2% increase in the Company’s 2004 actual tax rate.

The provision (benefit) for income taxes is as follows:

	2005	2004	2003

U.S.	$9,853	$13,277	$(754)
U.S. Distribution (repatriation
related taxes)	$19,979	--	--
Other	943	85	1,557

	$30,775	$13,362	$803

Current	$3,793	$2,238	$1,473
Current-Distribution (repatriation
related taxes)	21,022	--	--
Deferred	7,003	11,124	(670)
Deferred-Distribution (repatriation
related taxes)	(1,043)	--	--

	$30,775	$13,362	$803

(6)	Sale of PCR and discontinuation of Microtech’s operations

During the three months ended September 30, 2001, the Company adopted a formal plan to dispose of PCR and to discontinue the operations of Microtech, and liquidate its lease portfolio. Within the historical financial statements of the Company, PCR and Microtech comprised the computer-leasing segment and specialized in the leasing of microcomputers and related equipment.

On December 31, 2001, the Company acquired from the management of Microtech (who are the same individuals who managed PCR) the remaining 24.5% ownership interest in Microtech for $792 in cash, thereby increasing the Company’s ownership in Microtech to 100%.

In addition, on December 31, 2001, the Company completed the contractual sale of its 51% ownership stake of PCR to an investment group comprised of the management of PCR. Under the agreement, the Company sold its share of PCR for $3,200. The purchase price was satisfied through the issuance of a non-recourse note in the amount of $2,560 and a cash payment of $640 received by the Company on January 2, 2002. This transaction was not accounted for as a sale by the Company because of the level of the Company’s continued involvement in PCR.

During the fourth quarter of 2002, the Company determined that it was unlikely that PCR would be able to continue as a going concern, and, in the first quarter of 2003, PCR entered bankruptcy proceedings and began the voluntary liquidation of its business. As a result, during the fourth quarter of 2002, the Company accrued for its obligations related to the liquidation of PCR including its guarantee of PCR’s debt, payments made by The Ivy Group, a related company which had assumed guarantees made by certain officers and directors of the Company, the write-off of computer equipment related receivables due to Microtech, and the cost of consulting and bonus agreements provided to key officers of PCR.

The Ivy Group is a partnership controlled by certain current and former officers and directors of the Company. The advances made by The Ivy Group to PCR were considered capital contributions to the Company and payments by the Company to PCR. The payments to PCR were determined to be uncollectible and, accordingly, were written off by the Company as described above. Payments made by the Ivy Group in 2002 amounting to $1,983 were included in additional paid-in-capital. The remaining payments made in 2003 amounting to $698 were recorded in additional paid-in-capital during 2003 when the payments were made.

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

The Company’s retained interest in this program was accounted for at fair value, with any changes in fair value over its allocated historical book value recorded as a component of accumulated other comprehensive income/(loss), net of tax, in the Consolidated Statement of Changes in Stockholders’ Equity. As of September 30, 2003 the Company’s estimated fair market value of its retained interest was $3,801, using a discounted cash flow model assuming expected credit losses of 1.5% and a discount rate of 12.6%. Prior to October 1, 2003, the Company recorded interest income on the retained interest totaling $976 which is included in equipment leasing revenue in the accompanying Consolidated Statements of Income. Impairment losses of $571 for the nine months ended September 30, 2003 were recorded and included in the accompanying Consolidated Statements of Income based upon changes in management’s projected cash flows of the underlying direct financing lease receivables in the securitization trust. The impairment charge recorded in 2003 resulted primarily from an amendment and waiver dated September 19, 2003, wherein the Company agreed that all future cash flows generated by the securitization facility that would have otherwise been remitted to the Company in satisfaction of its retained interest would be used to reduce the remaining obligations of its container securitization facility until such obligations were fully repaid. In addition, the Company agreed to defer its receipt of servicing fees. Once all obligations were repaid, the Company began receiving the future lease payments in satisfaction of its net investment in direct financing leases and deferred servicing fees. For the nine months ended September 30, 2003 cash flows received on the retained interest were $6,923.

Effective October 1, 2003, a customer elected to return a portion of the equipment covered by a direct financing lease which had been included in a qualified special purpose entity as part of the lease securitization program. The equipment was subsequently leased to another customer under the terms of an operating lease agreement. As such, the lease could no longer be considered a financial asset and the Securitization Trust special purpose entity could no longer be treated as an off-balance sheet qualified special purpose entity for accounting purposes. Therefore, effective October 1, 2003, the Company consolidated the assets and liabilities of this special purpose entity. As a result, the Company recorded the net investment in direct financing leases of $19,742 on the Consolidated Balance Sheets which represents the remaining lease payments for the direct financing leases in the securitization, net of the interest implicit in the leases. In addition, the Company recorded leasing equipment of $1,326 related to the equipment subsequently leased under the terms of the operating lease agreement. The remaining obligations under the ABN’s amounting to $17,793 were recorded as debt and capital lease obligations on the Consolidated Balance Sheets at October 1, 2003. After consolidating these and other assets and liabilities of the special purpose entity, net of the book value of the Company’s retained interest in the securitization of $3,801 on October 1, 2003, the Company recognized income of $2,870 in other (income)/expense, net in the Consolidated Statements of Income at October 1, 2003. This income resulted from the favorable credit loss experience through September 30, 2003 on the underlying direct financing leases as compared to the assumed credit losses of 1.5%.

Interpool Limited (the “Servicer”) a subsidiary of the Company acted as servicer for the assets prior to October 1, 2003. Pursuant to the terms of the servicing agreement as amended on October 18, 2002, the Servicer was paid a fee of 0.75% of the assets under management. The Company’s management determined that the servicing fee paid approximates the fair value for services provided, as such, no servicing asset or liability was recorded. For the nine months ended September 30, 2003 the Company received servicing fees totaling $706 which are included in equipment leasing revenue in the accompanying Consolidated Statement of Income.

(8)	Other contingencies and commitments:

Lease Commitments: The Company and its subsidiaries are parties to various operating leases relating to office facilities, transportation vehicles, and certain other equipment with various expiration dates through 2012. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses. Rental expense under operating leases aggregated $16,788, $20,927, and $21,470 for the years ended December 31, 2005, 2004 and 2003, respectively.

As of December 31, 2005, the aggregate minimum rental commitment under operating leases having initial or remaining noncancelable lease terms in excess of one year was as follows:

2006	$10,545
2007	9,489
2008	6,247
2009	4,286
2010	3,160
Thereafter	59

$33,786

The Company and its subsidiaries are parties to various capital leases and obligated to make payments related to its long-term borrowings. See Note 3 to the Consolidated Financial Statements.

Employment Agreements: The Company has entered into employment agreements with certain executive officers and employees which provide for minimum salary, bonus arrangements and benefits for periods from 1 to 7 years. As of December 31, 2005, the minimum obligation related to these agreements approximated $10,467.

Separation Agreements: As previously disclosed, the Company has entered into separation agreements with its former President and Chief Operating Officer and its former Executive Vice President and Chief Financial Officer that provided for payments and benefits for periods of 1 to 5 years. As of December 31, 2005, the remaining obligation related to these agreements approximated $1,259 and is payable through 2008. Expenses related to these separation agreements amounting to $12,935 were recorded during 2003, including the compensation expense resulting from the modification of the terms of the fully vested options held by the Company’s former President. During 2004, as contemplated by the separation agreement with the Company’s former President and Chief Operating Officer, the Company paid and recorded to expense, employment related taxes in connection with the previous employment of this executive officer prior to October 9, 2003, amounting to $274. These taxes could not be estimated in 2003 and a portion of these taxes may be recoverable by the Company from the former President and Chief Operating Officer under certain circumstances.

Guarantees: At December 31, 2005, the following guarantees were issued and outstanding:

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

Contractual Relationships: The Company entered into a number of operating leases during 2000 and 2002 in which it guaranteed a portion of the residual value of the leased equipment. These leases have terms that expire between 6 and 9 years. If at the end of the lease term the fair market value of the equipment is below the guaranteed residual value in the agreement, the Company is liable for a percentage of the deficiency. The total of these guarantees is $12,405 of which $8,012 could be due in 2 to 3 years, $3,793 could be due in 4 to 5 years, and the remaining $600 potentially due in greater than 5 years. As of December 31, 2005 and 2004, included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets is a liability of $232 and $188, respectively, representing the accrual for these guarantees.

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

Standby Letters of Credit: As of December 31, 2005, CAI, a consolidated subsidiary of the Company, has an outstanding letter of credit totaling $263 which guarantees its obligation under an operating lease agreement. This letter of credit expires in December 2006.

Other:

At December 31, 2005, commitments for capital expenditures for leasing equipment totaled approximately $74,198, with approximately $63,818 committed for 2006 and $10,380 committed for 2007.

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

Pending Governmental Investigations

Following the Company’s announcement in July 2003 that its Audit Committee had commissioned an internal investigation by special counsel into its accounting, the Company was notified that the SEC had opened an informal investigation of Interpool. As the Company had anticipated, this investigation was converted to a formal investigation later in 2003. The Company has fully cooperated with this investigation. During 2003 and 2004, the New York office of the SEC received a copy of the written report of the internal investigation and received documents and information from the Company, its Audit Committee and certain other parties pursuant to SEC subpoenas. During late 2003, the Company was also advised that the United States Attorney’s office for the District of New Jersey received a copy of the written report of the internal investigation by its Audit Committee’s special counsel and opened an investigation focusing on certain matters described in the report. The Company was informed that Interpool was neither a subject nor a target of the investigation by the U.S. Attorney’s office. The Company has not had any communications with either the SEC or the U.S. Attorney’s office relating to their respective investigations since 2004 and it does not have any information regarding the current status of either of these investigations. Therefore, the Company cannot predict the final outcome of either of these investigations and cannot be assured that they may not result in the taking of some action that may be adverse to the Company.

Stockholder Litigation

In February and March 2004, several lawsuits were filed in the United States District Court for the District of New Jersey, by purchasers of the Company’s common stock naming the Company and certain of its present and former executive officers and directors as defendants. The complaints alleged violations of the federal securities laws relating to the Company’s reported Consolidated Financial Statements for the years ended December 31, 2000 and 2001 and the nine months ended September 30, 2002, which the Company announced in March 2003 would require restatement. Each of the complaints purported to be a class action brought on behalf of persons who purchased the Company’s securities during a specified period. In April 2004, the lawsuits, which seek unspecified amounts of compensatory damages and costs and expenses, including legal fees, were consolidated into a single action with lead plaintiffs and lead counsel having been appointed. The plaintiffs filed a consolidated amended complaint in September 2004, which includes allegations of purported misstatements and omissions in the Company’s public disclosures throughout an expanded purported class period from March 31, 1999 through December 26, 2003. In November 2004, the Company filed a motion to dismiss the amended complaint. The motion to dismiss was granted by the District Court on August 18, 2005, dismissing the plaintiffs’ claims in their entirety and with prejudice. On September 19, 2005, the plaintiffs filed a notice of appeal of the dismissal order, thereby initiating a review of the District Court’s decision by the United States Court of Appeals for the Third Circuit.

In view of the costs and uncertainties described above and which are inherent in the litigation process, the Company elected to participate in the Third Circuit’s mediation program through which a settlement of this litigation was negotiated. Following the conclusion of these negotiations, the Company received a letter dated December 8, 2005 from the Director of the Appellate Mediation Program for the United States Court of Appeals for the Third Circuit, confirming the settlement terms for this class action litigation, to which all parties have agreed, which are: (1) a cash payment on behalf of defendants in the total amount of $1,000, inclusive of all of the fees and expenses of plaintiffs’ counsel, and (2) the dismissal of all claims against the Company and the other defendants on a class-wide basis. The entire $1,000 payment will be funded by the Company’s insurance carrier. The agreed settlement terms have been embodied in a formal settlement agreement that will be submitted to the United States District Court for the District of New Jersey, and will be subject to approval by the District Court. The Court of Appeals has remanded the case to the District Court for consideration of the settlement.

In the event that the settlement is not approved and if the appeal were thereby revived and if the District Court’s decision granting the Company’s motion to dismiss is reversed, the Company would expect to incur additional defense costs typical of this type of class action litigation, which should be substantially recoverable under the Company’s insurance policies. If the Company is required to defend this lawsuit, the Company intends to do so vigorously but is unable at this time to ascertain the impact the litigation may have on its financial condition and results of operations. On the other hand, if the settlement is approved or the District Court’s decision is affirmed after full appellate review, the case and its associated litigation costs will be concluded.

(9)	Cash flow information:

For purposes of the Consolidated Statements of Cash Flows, the Company includes all highly liquid short-term investments with an original maturity of three months or less in cash and cash equivalents.

For the years ended December 31, 2005, 2004 and 2003, cash paid for interest was approximately $119,226, $108,542 and $105,272, respectively. Cash paid for income taxes was approximately $8,831, $1,202 and $2,175, respectively.

(10)	Related party transactions:

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

Eurochassis L.P., a New Jersey limited partnership in which Raoul J. Witteveen, our former President and Chief Operating Officer, is one of the limited partners and the general partner, leases 100 chassis to Trac Lease, a subsidiary of Interpool. Annual lease expense amounted to $78, $86 and $91 for the years ended December 31, 2005, 2004, and 2003, respectively. The annual lease term renews automatically unless canceled or renewed under renegotiated lease rate terms by either party prior to the first day of the renewal period. The members of the Board of Directors have unanimously determined that the terms of all arrangements between Eurochassis L.P. and Trac Lease are beneficial and fair to the Company.

In January 1998, the Company entered into a non-exclusive Consulting Agreement with Atlas Capital Partners, LLC (“Atlas”) pursuant to which Atlas provided investment banking consultation services. Mitchell I. Gordon, a Director of Interpool from 1998 to October 2003 and Chief Financial Officer and Executive Vice President from October 2000 to July 2003 also served as president of Atlas when the Consulting Agreement was entered into. Under the terms of the Consulting Agreement, Atlas was to have been paid $240 (plus reimbursement of reasonable expenses), additional compensation of $560 and a twenty percent carried interest in investments made with funds provided by Interpool. In addition, Atlas was contractually entitled to an annual bonus in an amount that is usual and customary in the investment banking business for investment opportunities actually completed by the Company subject to set-off of the $560 additional compensation. As of October 2000, the Consulting Agreement was terminated with the exception of the deferred compensation related to the acquisition of Transamerica. Mr. Gordon resigned as an officer and director of the Company in 2003.

Chassis Holdings I, LLC

The Ivy Group, which is a New Jersey general partnership composed directly or indirectly of Martin Tuchman, Radcliff Group, Inc., Raoul J. Witteveen, Thomas P. Birnie and Graham K. Owen, has previously leased chassis to Trac Lease, Inc. (“Trac Lease”). As of December 31, 2000, pursuant to various equipment lease agreements, Trac Lease leased 6,047 chassis from The Ivy Group and its principals for an aggregate annual lease payment of approximately $2,900. On January 1, 2001, the various leases for the 6,047 units were combined into a single lease pursuant to which The Ivy Group and its principals were paid an aggregate lease payment of $2,691 through June 30, 2001. On July 1, 2001, the Company restructured its relationship with The Ivy Group and its principals to provide the Company with managerial control over 6,047 chassis previously leased by Trac Lease, a wholly owned subsidiary of the Company, from The Ivy Group. As a result of the restructuring, the partners of The Ivy Group contributed these 6,047 chassis and certain other assets and liabilities to a newly formed subsidiary, Chassis Holdings I, LLC (“Chassis Holdings”), in exchange for $26,000 face value of preferred membership units and 10% of the common membership units, and Trac Lease contributed 902 chassis and $2 in cash to Chassis Holdings in exchange for $3,000 face value of preferred membership units and 90% of the common membership units. The preferred membership units are entitled to receive a preferred return prior to the receipt of any distributions by the holders of the common membership units. The value of the contributed chassis was determined by taking the arithmetic average of the results of independent appraisals performed by three nationally recognized appraisal firms in connection with the Company’s establishment of a chassis securitization facility in July 2000. As the managing member of Chassis Holdings, Trac Lease exercises sole managerial control over the entity’s operations. Chassis Holdings leases all of its chassis to Trac Lease at a rental rate equal to the then current Trac Lease fleet average per diem. Chassis Holdings and the holders of the preferred membership units are party to a Put/Call Agreement which provides that the holders of preferred units may put such units to Chassis Holdings under certain circumstances and Chassis Holdings may redeem such units under certain circumstances. Chassis Holdings will be required to make certain option payments to the holders of the preferred membership units in order to preserve its right to redeem such units.

Based on 90% common unit ownership held by Trac Lease, the Company’s Consolidated Financial Statements include the accounts of Chassis Holdings. The Ivy Group’s interest in the common and preferred units of Chassis Holdings of approximately $26,271 is classified as minority interest in equity of subsidiaries in the accompanying Consolidated Balance Sheets. Dividends paid on the common units and distributions on the preferred units totaling $3,071, $3,071 and $2,906 for the years ended December 31, 2005, 2004 and 2003, are included in minority interest expense in the accompanying Consolidated Statements of Income.

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

In connection with the sale of PCR in December 2001, Martin Tuchman and Raoul Witteveen agreed in March 2002 to guarantee this line of credit between PCR and Yardville National Bank which had been reduced to $3,000 and the Company was released from a guarantee it had previously executed. This guarantee was subsequently paid off through advances made to PCR by The Ivy Group. PCR’s line of credit with Yardville National Bank was reduced to $1,656 in March 2002 and later increased to $2,000 in September 2002. Advances amounting to $698 and $1,983 in 2003 and 2002, respectively, were made to PCR by The Ivy Group to pay off borrowings under the line of credit and to provide working capital. The Ivy Group is a partnership controlled by certain current and former officers and directors of the Company. The advances made by The Ivy Group to PCR are considered capital contributions to the Company and payments by the Company to PCR. The payments to PCR were determined to be uncollectible and were expensed by the Company in 2002. Payments made in 2002 amounting to $1,983 were included in additional paid-in-capital. The remaining payments made in 2003 of $698 were recorded in additional paid-in-capital during 2003 when the payments were made.

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

Fathom Co., LTD Agency Fees

The Company paid Fathom Co., LTD (“Fathom”), its local representative in Taiwan, $116 for each of the years ended December 31, 2005, 2004 and 2003 to represent the Company with the Taiwan depots that store and repair damaged containers and to provide customer support. Fathom is owned by a Regional Vice President of Interpool Limited (who is not an executive officer of the Company) and members of his family. Management has determined that the fee for these services between Fathom and Interpool Limited were beneficial and fair to the Company. The arrangement with Fathom was terminated as of February 28, 2006. Effective March 1, 2006, the services previously provided by Fathom were undertaken by a Taiwan branch office of a wholly owned subsidiary of the Company.

Summary of Related Party Transactions

The effects of the above related party transactions included in the accompanying Consolidated Statement of Income are as follows:

	2005	2004	2003

Lease operating expense	$3,149	$3,157	$2,997
Administrative expense	$116	$116	$157
Interest expense	$---	$733	$540

(11)	Relationship with CAI:

The Company owns a 50% common equity interest in CAI, which the Company acquired in April 1998. The remaining 50% common equity interest in CAI is owned by CAI’s Chief Executive Officer, Hiro Ogawa. CAI owns and leases-in its own fleet of containers and also manages, for a fee, containers owned by the Company and by third parties. The Company entered into its operating relationship with CAI primarily to facilitate the leasing in the short-term market of containers coming off long-term operating lease, to gain access to new companies looking to lease containers on a long-term basis and to realize cost efficiencies from the operation of a coordinated container lease marketing group. For containers managed by CAI for the Company in the short-term market, the Company earns the net operating income and pays CAI a fee for managing the Company’s equipment and leasing it on the Company’s behalf. The management fee calculation is based on the average daily net operating income of CAI’s fleet of owned, leased-in and managed containers (including the portion of CAI’s fleet that consists of our equipment) for each day such managed containers are part of the CAI fleet. The marketing group, which is organized as a wholly-owned subsidiary of Interpool, is responsible for soliciting container lease business for both Interpool and CAI, including long-term operating and direct financing lease business and short-term lease business under master lease agreements. Pursuant to the Company’s agreements with CAI, the Company has a right to purchase all long-term operating and direct financing lease business generated by the marketing group, subject to offering to CAI, at cost, 10% of this long-term operating and direct financing lease business plus an additional portion of the long-term lease business to be mutually agreed with CAI for sale by CAI to investors for whom CAI manages containers. By mutual agreement, CAI has purchased for its own account and for the account of third party investors long-term operating and direct financing lease business the marketing group has generated in excess of 10% of the marketing group’s long-term operating and direct financing lease business. The Company’s existing agreements with CAI also contemplated that the Company would pay CAI an annual “Earn Out” fee in consideration for the transfer of CAI’s marketing employees to the marketing group, but, to date, by mutual agreement, this provision has been waived. In addition, on occasion, the Company has entered into transactions with CAI pursuant to which the Company has acquired equipment, and the related leases, from CAI on terms that resulted in a profit for CAI. Such equipment, as well as certain other containers purchased from time to time, are currently managed for the Company by CAI for a fee based upon the actual net operating income earned by such containers, or in certain instances, for a flat fee.

In April 2004, the Company reached an agreement with CAI resolving a number of open matters relating to the various agreements between the two companies, including appropriate remedial compensation for age differences between the Company’s containers managed by CAI and the balance of CAI’s managed fleet, pursuant to certain provisions of the Operating and Administration Agreement between the Company and CAI (the “CAI Agreement”). Pursuant to this agreement with CAI, during 2004 the Company paid CAI $2,000 for resolution of these open issues through February 29, 2004. The impact of this agreement was recorded by the Company during the three months ended March 31, 2004, as a reduction in consolidated pre-tax income of $1,000 ($600 net of tax). As a result of this agreement, the Company anticipates that the earnings related to certain of the Company’s containers managed by CAI will be reduced to the extent the average age of such containers exceeds the average age of all other containers in CAI’s fleet.

In connection with the acquisition of its 50% common equity interest in CAI in 1998, the Company loaned CAI $33,650 under a subordinated note agreement, which is collateralized by all containers owned by CAI as of April 30, 1998 or thereafter acquired, subject to the priority security interest lien of CAI’s senior credit facility, except for certain excluded collateral. Interest on this subordinated note is at an annual fixed rate of 10.5% and is payable quarterly. The original repayment terms required mandatory quarterly principal payments of $1,683 beginning July 30, 2003 and ending on April 30, 2008. The subordinated note was subject to certain financial covenants and was cross-collateralized with CAI’s senior credit facility, subject to the terms of a subordination agreement.

On June 27, 2002, CAI entered into an amended $110,000 senior revolving credit agreement with a group of financial institutions. To facilitate the closing of this new credit facility, the Company agreed to extend the repayment terms of its subordinated note so as to require mandatory quarterly principal payments of $1,683 beginning July 30, 2006 and ending on April 30, 2011. The Company also agreed to modify certain financial covenants in the subordinated note. Interest on the subordinated note continues to accrue at an annual fixed rate of 10.5%, payable quarterly. The subordinated note continued to be cross-collateralized with CAI’s senior credit agreement, subject to the terms of an amended and restated subordination agreement. In connection with these modifications, Mr. Ogawa, CAI’s Chief Executive Officer and owner of the 50% common equity interest in CAI that the Company does not own, agreed that the Company would have the right to designate a majority of the members of CAI’s board of directors so long as the subordinated note remained outstanding. As a result of these transactions and gaining a majority position on CAI’s board, the Company’s financial statements have included CAI as a consolidated subsidiary since June 27, 2002.

On April 28, 2005, CAI replaced its $110,000 secured revolving credit facility, which had an outstanding principal balance of $58,500 as of March 31, 2005 (not including letters of credit in the aggregate amount of $6,000 as of March 31, 2005) and was scheduled to expire on June 27, 2005, with a new senior secured revolving credit facility. The new credit facility has a total commitment amount of up to $175,000 and was provided by a group of banks. The interest rate under the revolving line of credit varies depending upon whether the loans are characterized as base rate loans or Eurodollar rate loans. In addition, there is a commitment fee on the unused amount of the total commitment which fee is payable quarterly in arrears. The new credit facility provides that swing line loans (up to $10,000 in the aggregate) and standby letters of credit (up to $15,000 in the aggregate) will be available to CAI, which sublimits are part of, and not in addition to, the total commitment of $175,000 under the new credit facility. The term of this revolving credit facility is three years. The revolving credit facility contains various financial and other covenants.

On April 28, 2005, in connection with the first advance under its new revolving credit facility, CAI repaid the outstanding principal balance of $58,000 on the existing revolving credit facility (plus interest and additional fees) and repaid $15,143 of the amounts owed to the Company under the outstanding $33,650 subordinated note issued by CAI to the Company in 1998. This repayment returned the subordinated note to the original payment schedule in effect before it was modified in 2002. The remaining balance of the subordinated note, totaling $16,825 as of December 31, 2005, is required to be repaid in equal quarterly installments of approximately $1,683 through April 30, 2008. In addition, the financial covenants associated with this subordinated note were amended in April 2005.

A total of $64,000 and $65,000 was outstanding under CAI’s senior revolving credit facilities at December 31, 2005 and 2004, respectively. Borrowings under CAI’s senior credit facility are secured by substantially all of CAI’s assets, other than certain excluded assets. The senior credit facility contains various financial and other covenants. At December 31, 2005, CAI was in compliance with these covenants.

As noted above, in connection with the June 2002 modifications to the Company’s subordinated note, Mr. Ogawa agreed that, until the subordinated note is paid in full, the Company would have the right to designate a majority of the members of CAI’s board of directors. Since the time this agreement was entered into, CAI’s board of directors has consisted of five directors, three of whom were appointed by the Company and two of whom were appointed by Mr. Ogawa.

In May 1998, CAI granted options to certain of its key employees to purchase Series A cumulative preferred stock of CAI. Each of these individuals was given the opportunity to exercise these options by investing the after tax proceeds from stock appreciation rights previously granted to these employees. In addition, CAI provided a full recourse loan to finance the remaining portion of the exercise price. This loan was in the form of a promissory note that was secured by a pledge of the stock acquired through the exercise of the options. The options were exercised in May 1998 at an exercise price of $496.11 per share and, at December 31, 2005, there were 1,726 outstanding shares of this CAI preferred stock.

So long as the preferred stock has not yet been redeemed by CAI or the employee, at such time as a liquidity event takes place, defined as an initial public offering or a sale to parties other than Mr. Ogawa or the Company, the preferred stock will be converted into an equal number of shares of CAI’s common stock. This preferred stock is subject to variable accounting in CAI’s financial statements for the portion of the preferred stock acquired using the proceeds of the loan from CAI. During the years ended December 31, 2003 and 2004, the management of CAI concluded that there was no change to the valuation of the preferred shares of CAI and, therefore, no stock compensation charge was recorded in CAI's financial statements for those periods. In the fourth quarter of 2005, CAI determined that a change in the valuation of its preferred shares had, in fact, taken place during these periods as well as for the year ended December 31, 2005. The Company has determined that the effect of this previously undetected error related to CAI's valuation of its preferred stock and corresponding stock compensation charge is immaterial to the consolidated financial statements of the Company for the years ended December 31, 2003 and 2004. In order to properly reflect these adjustments for the three years ended December 31, 2005, the Company recorded additional compensation expense of $4,451 ($2,226, net of minority interest income) during the fourth quarter of 2005.

During the third quarter of 2005, pursuant to the terms of the Shareholder Agreement the Company entered into with Mr. Ogawa when the Company acquired its 50% common equity interest in CAI in 1998, Mr. Ogawa notified the Company that he was exercising his contractual right to request an independent valuation of CAI. An investment banking firm was engaged by CAI’s board of directors to conduct this valuation and the valuation was completed during the fourth quarter of 2005. The Company advised Mr. Ogawa that, after review of this valuation, the Company had decided not to exercise its right under the Shareholder Agreement to make an offer to acquire his 50% common equity interest in CAI for an amount equal to his percentage interest of the fair value of CAI as determined by the investment banking firm. The Shareholder Agreement provides that if the Company does not elect to make such an offer, Mr. Ogawa has a right to require CAI to take the necessary steps to effect an initial public offering to sell his equity, with all costs associated with any such initial public offering of CAI being borne by CAI.

In addition, CAI has entered into sale-leaseback transactions with third parties pursuant to which CAI sells maritime shipping containers to such third parties and then leases the shipping containers back from such third parties. Certain of these leases contain financial and other covenants. At December 31, 2005, CAI was in compliance with these covenants.

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

During 2005, 2004, and 2003, Interpool paid CAI $1,996, $1,761 and $1,774 respectively for the management of its equipment.

Subsequent to June 27, 2002, revenues and expenses for transactions between the Company and CAI are eliminated in consolidation. Minority interest expense recorded by the Company related to its investment in CAI for the years ended December 31, 2005 and 2004 was $3,908 and $5,696, respectively. This compares to minority interest income recorded by the Company for the year ended December 31, 2003 of $1,151.

See Note 18 for additional information about CAI.

(12)	Retirement plans:

Certain subsidiaries have defined contribution plans covering substantially all full-time employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 75% of the employee’s contribution to the extent such employee contribution did not exceed 6% of their compensation. During the years ended December 31, 2005, 2004 and 2003, the Company expensed approximately $643, $533 and $454, respectively, related to this plan. These amounts are included in administrative expense on the Consolidated Statement of Income.

(13)	Segment and geographic data:

The Company and its subsidiaries conduct business principally in a single industry segment, the leasing of intermodal dry freight standard containers, chassis and other transportation related equipment. Within this single industry segment, the majority of the Companies operations come from two reportable segments: container leasing, and domestic intermodal equipment leasing. The container leasing segment specializes primarily in the leasing of dry freight standard containers, while the domestic intermodal equipment segment specializes primarily in the leasing of intermodal container chassis. Within the historical financial statements, the Company also previously had limited operations in a third reportable segment that specialized in leasing microcomputers and related equipment.

The computer leasing segment consisted of two subsidiaries, Microtech Leasing Corporation (“Microtech”) and Personal Computer Rentals (“PCR”). During the third quarter of 2001, the Company adopted a plan to exit this segment. As of December 31, 2002 the assets of Microtech continued to be liquidated and PCR’s financial condition had deteriorated. PCR ceased active operations and liquidated in 2003. See Note 6 to the Consolidated Financial Statements. As of December 31, 2004, all assets of Microtech and PCR were liquidated.

The accounting policies of the segments are the same as those described in Note 1. The Company evaluates performance based on profit or loss before income taxes. The Company’s reportable segments are strategic business units that offer different products and services. All significant transactions between segments have been eliminated. Historically, funds have been borrowed by Interpool, Inc. Trac Lease, and Interpool Limited (or their subsidiaries). Interpool, Inc. has borrowed all of the Company’s public debt. Trac Lease and Interpool, Inc. comprise the Company’s domestic intermodal equipment segment. Interpool Limited (and its subsidiaries) along with ICL and CAI comprise the container leasing segment. For purposes of segment reporting the outstanding debt and related interest expense are recorded by the borrowing entity. Advance rates for secured loans have been approximately the same for both chassis and containers, and have generally been in the 75-85% range. To the extent that we lease chassis equipment in from other parties, the effective advance rate is generally 100%.

Segment Information:

2005	Container Leasing	Domestic Intermodal Equipment	Computer Leasing Equipment	Totals

Equipment leasing revenue	$178,104	$215,748	$---	$393,852
Other revenue	10,701	11,959	--	22,660
Lease operating and administrative expenses	46,247	110,692	--	156,939
Provision for doubtful accounts	993	1,070	--	2,063
Fair value adjustment for derivative instruments	(1,538)	(1,322)	--	(2,860)
Fair value adjustment for warrants	--	(18,491)	--	(18,491)
Depreciation and amortization of leasing equipment	55,990	34,057	--	90,047
Impairment of leasing equipment	1,690	2,342	--	4,032
Loss on retirement of debt	2,185	812	--	2,997
Gain on sale of leasing equipment	(12,107)	(1,317)	--	(13,424)
Other expense, net and minority interest	3,681	1,698	--	5,379
Income for investments under equity method	--	(187)	--	(187)
Gain on sale of equity investment	--	(13,001)	--	(13,001)
Interest expense	37,956	83,142	--	121,098
Interest income	(1,795)	(7,591)	--	(9,386)
Income before income taxes	55,503	35,803	--	91,306
Net investment in DFL's	283,507	79,367	--	362,874
Leasing equipment, net	741,860	1,029,330	--	1,771,190
Equipment purchases	324,036	170,038	--	494,074
Total segment assets	$1,143,102	$1,571,989	$25	$2,715,116

2004	Container Leasing	Domestic Intermodal Equipment	Computer Leasing Equipment	Totals

Equipment leasing revenue	$181,485	$206,698	$---	$388,183
Other revenue	8,671	7,533	--	16,204
Lease operating and administrative expenses	46,674	98,594	7	145,275
Provision for doubtful accounts	950	526	--	1,476
Fair value adjustment for derivative instruments	(1,303)	(208)	--	(1,511)
Fair value adjustment for warrants	--	49,222	--	49,222
Depreciation and amortization of leasing equipment	57,161	32,297	--	89,458
Impairment of leasing equipment	1,373	3,237	--	4,610
Gain on insurance settlement	(3,781)	(2,486)	--	(6,267)
Other (income)/expense, net and minority interest	(8,485)	1,171	--	(7,314)
Income for investments under equity method	--	(416)	--	(416)
Interest expense	36,347	75,666	--	112,013
Interest income	(1,865)	(1,520)	(5)	(3,390)
Income / (loss) before income taxes	63,085	(41,852)	(2)	21,231
Net investment in DFL's	277,461	85,984	--	363,445
Leasing equipment, net	685,786	893,410	--	1,579,196
Equipment purchases	212,402	37,919	--	250,321
Total segment assets	$1,107,813	$1,296,248	$25	$2,404,086

2003	Container Leasing	Domestic Intermodal Equipment	Computer Leasing Equipment	Totals

Equipment leasing revenue	$175,131	$198,552	$604	$374,287
Other revenue	11,838	15,987	--	27,825
Lease operating and administrative expenses	54,193	109,218	106	163,517
Provision for doubtful accounts	2,005	2,634	(391)	4,248
Fair value adjustment for derivative instruments	(657)	(1,099)	--	(1,756)
Depreciation and amortization of leasing equipment	56,677	30,821	--	87,498
Impairment of leasing equipment	2,688	6,361	--	9,049
Other (income)/expense, net and minority interest	(5,085)	1,745	171	(3,169)
Losses for investment under equity method	--	1,698	--	1,698
Interest expense	33,202	73,485	1	106,688
Interest income	(2,636)	(1,318)	(6)	(3,960)
Income/(loss) before income taxes	46,582	(9,006)	723	38,299

The Company’s shipping line customers utilize international containers in world trade over many varied and changing trade routes. In addition, most large shipping lines have many offices in various countries involved in container operations. The Company’s revenue from international containers is earned while the containers are used in service carrying cargo around the world, while certain other equipment is utilized in the United States. Accordingly, the international information presented below represents our international container leasing operation conducted through Interpool Limited and ICL, Barbados corporations, while the United States information presented below represents our domestic intermodal equipment leasing segment, as well as those revenues and assets relative to CAI which is headquartered in the United States of America. Such presentation is consistent with industry practice.

Geographic Information:

EQUIPMENT LEASING REVENUE	2005	2004	2003
United States	$260,165	$251,019	$236,126
International	133,687	137,164	138,161
	–––––––––	–––––––––	––––––––
	$393,852	$388,183	$374,287
	–––––––––	–––––––––	––––––––
LEASING EQUIPMENT, NET:	2005	2004
United States	$1,163,600	$1,034,212
International	607,590	544,984
	–––––––––	–––––––––
	$1,771,190	$1,579,196
	–––––––––	–––––––––
ASSETS:	2005	2004
United States	$1,750,753	$1,477,714
International	964,363	926,372
	–––––––––	–––––––––
	$2,715,116	$2,404,086
	–––––––––	–––––––––

(14)	Capital stock:

The Company’s 2004 Stock Option Plan for Key Employees and Directors (the “2004 Plan”), was adopted by the Board of Directors, and approved by the stockholders at the Company’s Annual Meeting of Stockholders, on December 15, 2004. A total of 1,500,000 shares of common stock have been reserved for issuance under the 2004 Plan. Options may be granted under the 2004 Plan, at the discretion of the Compensation Committee of the Board of Directors (the “Compensation Committee”), to key employees and directors (whether or not they are employees) of Interpool, Inc. and its subsidiaries. The number of shares that may be the subject of options granted during any calendar year to any one individual cannot exceed 250,000 shares. During 2005 350,000 options were granted under this plan. No options were granted under this plan during 2004.

Previously, the Company maintained a 1993 Stock Option Plan for Executive Officers and Directors (the “1993 Stock Option Plan”). At December 31, 2005 a total of 2,663,063 options were outstanding under the 1993 Stock Option Plan. No further options may be granted under the 1993 Stock Option Plan.

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

The Company’s 2004 Nonqualified Stock Option Plan for Non-Employee, Non-Officer Directors (the “2004 Directors Plan”), was also adopted by the Board of Directors, and approved by the stockholders at the Company’s 2004 Annual Meeting of Stockholders on December 15, 2004. A total of 250,000 shares of common stock have been reserved for issuance under the 2004 Directors Plan. The exercise price per share is the fair market value of the Company’s common stock on the date on which the option was granted. The options granted pursuant to the 2004 Directors Plan may be exercised at the rate of one-third of the shares on the first anniversary of the options’ grant date and one-third of the shares on the second anniversary of the options’ grant date and one-third of the shares on the third anniversary of the options’ grant date, subject to applicable holding periods required under rules of the Securities and Exchange Commission. Options granted pursuant to the 2004 Directors Plan expire ten years from their grant date.

The 2004 Directors Plan provides for the automatic grant of nonqualified options to non-employee non-officer directors. Under the 2004 Directors Plan, each person who is not an employee or officer and who serves as a member of the Board of Directors received a grant of options for 15,000 shares of common stock on the business day following the annual meeting. As a result, options for 90,000 shares of common stock were granted on December 16, 2004 to six non-employee, non-officer directors at an exercise price of $22.05. In addition, each person who becomes a non-employee non-officer director following the 2004 Annual Meeting will automatically receive a grant of options for 15,000 shares on the first business day after becoming a director. The 2004 Directors Plan also provides for additional automatic grants of options for 5,000 shares on an annual basis to each continuing director, other than an employee or officer, on the first business day following each future annual meeting, beginning with the annual meeting held during 2005. As a result, options for 30,000 shares of common stock were granted on December 16, 2005 to six non-employee, non-officer directors at an exercise price of $19.24. These options vest one-third per year on the anniversary date of the grant and expire ten years from the grant date.

Previously, the Company maintained the 1993 Non-Qualified Stock Option Plan for Non-Employee, Non-Consultant Directors (the “1993 Directors Plan”). A total of 45,000 options were outstanding under the 1993 Directors Plan at December 31, 2005. No further options may be granted under the 1993 Directors Plan.

The Company’s 1993 Directors’ Plan was adopted by the Board of Directors and approved by the stockholders in March 1993. The 1993 Directors’ Plan is administered by the Compensation Committee of the Board of Directors. Under the 1993 Directors’ Plan a nonqualified stock option to purchase 15,000 shares of common stock was automatically granted to each non-employee, non-consultant director of the Company, in a single grant at the time the director first joined the Board of Directors. The 1993 Directors’ Plan authorized grants of options up to an aggregate of 150,000 shares of common stock. The exercise price per share is the fair market value of the Company’s common stock on the date on which the option was granted (the “Grant Date”). The options granted pursuant to the 1993 Directors’ Plan vested at the rate of 1/3 of the shares on the first anniversary of the director’s Grant Date, 1/3 of the shares on the second anniversary of the director’s Grant Date, and 1/3 of the shares on the third anniversary of the director’s Grant Date, subject to certain holding periods required under rules of the Securities and Exchange Commission. Options granted pursuant to the 1993 Directors’ Plan expire ten years from their Grant Date.

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

In connection with the resignation of the Company’s former President, Raoul Witteveen, the Company entered into a separation agreement that allowed for Mr. Witteveen’s outstanding stock options, all of which were fully vested as of the date of his resignation, to be exercisable until October 9, 2005, rather than ten business days after the termination of his employment as required by the 1993 Stock Option Plan. This modification resulted in the recognition of compensation expense in the fourth quarter of 2003 of $7,091 ($4,254 net of tax) and is included in administrative expenses in the accompanying Consolidated Statements of Income. (See Note 1(B) in the Company’s 2004 Form 10-K/A) Mr. Witteveen’s future sale of common stock will be subject to certain volume restrictions and a right of first refusal on the part of the Company and its affiliates.

On September 5, 2002, options to purchase 50,000 shares of the Company’s common stock were granted to the Company’s former Chief Financial Officer, Mitchell I. Gordon. The newly issued options were granted under the 1993 Stock Option Plan for Executive Officers and Directors with an exercise price equal to the closing market price of the Company’s stock as of the grant date. The options were to vest 20% per year beginning January 1, 2003 and expire ten years from the grant date. In connection with the resignation of Mitchell I. Gordon, the Company entered into a separation agreement that provided for the immediate vesting of the options. The compensation cost recognized by the Company in July 2003, as a result of the immediate vesting of these options was $496 ($298 net of tax) and is included in administrative expenses in the accompanying Consolidated Statements of Income.

As of December 31, 2005, there were 1,280,000 shares of common stock reserved for issuance under both of the 2004 stock option plans. No options may be granted under the 1993 Plans which expired in March 2003.

Changes during 2005, 2004 and 2003 in options outstanding for the combined plans were as follows:

	2005		2004		2003
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at January 1,	3,938,063	$10.59	4,516,501	$10.31	4,539,001	$10.34
Granted	380,000	19.21	90,000	22.05	---	---
Exercised	1,140,000	10.25	668,438	10.25	22,500	15.58

Outstanding at December 31,	3,178,063	$11.75	3,938,063	$10.59	4,516,501	$10.31
Exercisable at December 31,	3,013,063	$11.24	3,798,063	$10.30	4,466,501	$10.29

The following table summarizes information regarding stock options outstanding at December 31, 2005.

                                  Options Outstanding                                   Options Exercisable
                          ----------------------------------                      ----------------------------
                                             Weighted Average
                             Number             Remaining                               Number
                           Outstanding         Contractual      Weighted Average     Exercisable     Weighted Average
   Exercise Prices        December 31,         Life (Years)      Exercise Price      December 31,     Exercise Price
--------------------     ----------------    ---------------    ----------------    --------------   -----------------
       $6.375                 15,000                4.2               $6.375              15,000           $6.375
       10.25               2,543,063                2.7               10.25            2,543,063           10.25
       11.9375               100,000                4.8               11.9375            100,000           11.9375
       13.73                  50,000                6.7               13.73               50,000           13.73
       18.77                 275,000                8.5               18.77              266,667           18.77
       19.24                  30,000                9.95              19.24                  ---           19.24
       20.38                  25,000                9.4               20.38                8,333           20.38
       21.05                  50,000                9.6               21.05                  ---           21.05
       22.05                  90,000                8.95              22.05               30,000           22.05
----------------------------------------------------------------------------------------------------------------------
    $6.375-$22.05          3,178,063                3.7              $11.75            3,013,063          $11.24

In connection with the Company’s delayed SEC filings and the receipt of waivers from its lenders necessitated by the delayed filings, beginning in January 2004, the members of the Company’s Board of Directors and certain affiliates who own shares of the Company’s common stock agreed to defer their receipt of any dividend payments, until the Company was in compliance with all SEC filing requirements. As of December 27, 2004, the Company was no longer delinquent with regard to its SEC filings, and the deferred dividends described above were paid prior to December 31, 2004.

The Company declared a quarterly dividend of $0.0625 per share on its common stock in March of 2005 and $0.075 per share in June and September of 2005. In November a special cash dividend of $1.00 per share was paid. Also, in November 2005, the Company announced an increase in its regular quarterly dividend to $0.08 per share. In December 2005, the Company declared its regular dividend of $0.08 per share of common stock and an additional special dividend of $0.12 per share bringing the total dividend to $0.20 per share, payable in January 2006. Total dividends declared during 2005 were $1.4125 per share.

In 2004, the Company declared a quarterly dividend of $0.0625 for each quarter. Total dividends declared during 2004 were $0.25 per share.

Common stock dividends declared and unpaid at December 31, 2005 and 2004 amounted to $5,700 and $1,741, respectively, and are included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets.

Deferred Bonus Plan

In November 2002, the Company’s Board of Directors approved a Deferred Bonus Plan (the “Plan”) under which employees of the Company and its affiliates who received discretionary year-end bonuses of greater than $50 received such bonuses partly in cash and partly in the form of an award of Interpool common stock. Under the Plan, the first $50 of a participant’s bonus amount was paid in cash. Any amount which exceeded $50 but was less than $150 was paid 50% in cash and 50% in stock. Any bonus amount which exceeded $150 was paid 100% in stock. Bonus stock awards under this Plan cliff vest in equal installments over a five-year period, unless the recipient elected to have the award vest over a ten-year period or the Board of Directors specified another period. The unvested portion of any bonus stock award will vest immediately if a change in control of Interpool occurs, if the employee is terminated without cause, if the employee resigns for a good reason, if the employee dies or becomes permanently disabled, or in any other circumstance deemed appropriate by the Board of Directors. If a recipient resigns voluntarily without a good reason or is terminated for cause the employee will forfeit any unvested portion of any bonus stock award.

The number of shares of stock awarded was calculated by dividing the dollar value of the stock portion of the bonus by the average stock price for the last ten trading days ending on December 31 of the grant year.

Additional stock was awarded based on the vesting period selected by the employee. If a five year vesting period was selected, the shares were increased by 10%. If a ten year vesting period was selected the shares awarded were increased by 30%. Under the Plan, each employee granted a bonus stock award has a right from time to time to require the Company to purchase a total number of shares of stock equal to the number of shares of stock underlying the Participant’s Bonus Stock Award. The shares may be vested shares or shares which were otherwise acquired by the participant providing that all shares were beneficially owned by the participant for at least 6 months. The purchase price shall be equal to the fair market value of a share of stock on the trading day preceding the date of such purchase.

On January 2, 2003, under this Plan, the Company granted to eligible employees 139,067 shares of restricted stock that had a fair value of $16.83 per share at the grant date. At the date of grant, $2,342 of deferred compensation was credited to paid-in-capital with an offset to unamortized deferred compensation–stock grant in the equity section of the Consolidated Balance Sheet. Compensation costs are recognized ratably over the vesting periods during which the related employee service is rendered. During the fourth quarter 2003, in accordance with the terms of the separation agreement with the Company’s previous President and Chief Operating Officer, 60,407 unvested shares with a value of $1,018 were forfeited. This forfeiture resulted in the reversal of $1,018 of previously recorded unamortized deferred compensation, as well as the reversal of previously recorded compensation expense of $102. For the year ended December 31, 2003 compensation expense was $140 and 60,407 shares with a value of $1,018 lapsed. The unamortized deferred compensation remaining in stockholders equity was $1,184 at December 31, 2003.

On January 2, 2004, under the Company’s Deferred Bonus Plan, the Company granted to eligible employees 27,259 shares of restricted stock that had a fair value of $13.60 per share at the grant date. At the date of grant, $371 of deferred compensation was credited to paid-in capital with an offset to unamortized deferred compensation–stock grant in the equity section of the Consolidated Balance Sheet. During the first quarter of 2004, our Chief Executive Officer elected to voluntarily relinquish his entire 2002 bonus. This resulted in the forfeiture of 60,407 unvested shares of restricted stock valued at $1,017. This forfeiture resulted in the reversal of $916 of previously recorded unamortized deferred compensation expense, as well as the reversal of previously recorded compensation expense of $101. Excluding the reversal of previously recorded compensation related to this forfeiture, compensation expense for the year ended December 31, 2004 was $85. The unamortized deferred compensation remaining in stockholders equity was $554 at December 31, 2004. In September 2004, the Board of Directors terminated the Deferred Bonus Plan. All stock previously granted under this Plan will continue to be subject to the terms of the Plan. However, future bonuses will not be subject to the terms of the Deferred Bonus Plan.

During 2005 compensation expense related to the Deferred Bonus Plan was $112 which included $29 that resulted from the immediate vesting of shares due a retiring employee. The unamortized deferred compensation remaining in stockholders’ equity at December 31, 2005 was $442.

Stock Appreciation Rights

On July 1, 2004, in connection with employment agreements with certain executive officers, the Company granted common stock appreciation rights (“SARS”) that provide for the grantees to receive cash payments measured by any appreciation in the market price of the common stock over a specified base price. The Company granted such stock appreciation rights with respect to a total of 275,000 share units at a base price of $14.05. The $14.05 base price reflected the price on the over-the-counter market on February 20, 2004, the business day before the date on which the terms of the stock appreciation rights were fixed. The grant of stock appreciation rights was subsequently ratified by the Board of Directors on March 30, 2004, by which time the closing price of the Company’s common stock had increased to $15.00. At July 1, 2004, the date the employment agreements became effective, the most recent closing stock price of the Company’s common stock was $16.55. Under the terms of the employment agreements, a total of 260,000 of these stock appreciation rights vested in 2005 with the remaining 15,000 rights vesting in three equal installments on December 31, 2006, 2007 and 2008. Any unvested stock appreciation rights will vest immediately upon a change in control. Upon vesting, these stock appreciation rights may be exercisable at any time prior to the expiration of the earlier of 10 days following the termination of the employee or June 30, 2014.

FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, requires interim calculations of the amount of compensation expense inherent in the SARS (variable plan accounting). This amount is equal to the increase in the quoted market price since date of grant or award multiplied by the total number of rights outstanding. Compensation expense is recognized ratably over the vesting periods during which the related employee service is rendered. At December 31, 2004, the quoted market price of the Company’s common stock was $24.00. Compensation expense for the year ended December 31, 2004 was $2,120 and is included in administrative expense on the Consolidated Statements of Income.

On November 18, 2005, the Compensation Committee of the Board of Directors agreed to an arrangement with the holders of these SARS whereby all SARS granted to such executive officers would be voluntarily cancelled. In connection with the cancellation of these SARS, each of these executive officers was granted new stock options under the Company’s 2004 Stock Option Plan for Executive Officers and Directors for the same number of shares as the cancelled SARS. The 275,000 stock options granted on November 18, 2005 have an exercise price of $18.77 per share (the closing price of the Company’s common stock on the date of grant) and similar terms to those of the cancelled SARS. At December 31, 2005 266,666 of these options were vested with the remaining 8,334 scheduled to vest on December 31, 2006. These options expire June 30, 2014. In addition, in connection with the cancellation of the SARS, each of these executive officers became entitled to receive from the Company a cash amount equal to the difference between the $18.77 exercise price of the new stock options and the $14.05 exercise price of the cancelled SARS, multiplied by the number of SARS (vested and unvested) previously held by the executive officer. This resulted in a liability due to the executive officers of $1,298 at November 18, 2005, the date the SARS were cancelled. At December 31, 2004, based on a closing stock price of $24.00, the liability (and the associated compensation expense for the year ended December 31, 2004) related to these SARS was $2,120. Since the price of the Company’s common stock declined to $18.77 on November 18, 2005, the outstanding liability and associated compensation expense for 2005 was reduced by $822.

Option Exercise and Share Repurchases

Share Repurchases

In September 2005, Mr. Raoul Witteveen, former President of the Company, advised the Company that he intended to exercise 500,000 stock options under the terms of the 1993 Stock Option Plan. These options had an exercise price of $10.25 per share and the market value at the date he exercised his options was $17.99 per share. In accordance with the terms of the 1993 Stock Option Plan, Mr. Witteveen paid the aggregate exercise price for these options by tendering to the Company a total of 284,880 shares of the Company’s common stock he then owned, which under the 1993 Stock Option Plan were valued at their total fair market value based on the market price of the common stock at the date of exercise. In addition, Mr. Witteveen reimbursed the Company in cash for the tax withholding related to the exercise.

The 284,880 shares delivered to the Company have been recorded as treasury shares, at their market value at the date of exercise on the accompanying Consolidated Balance Sheets. The exercise resulted in the issuance of 500,000 shares at a par value of $0.001 and increased additional paid-in-capital by approximately $5,124. In addition, since these options were granted to Mr. Witteveen as compensation for services rendered, the Company is entitled to claim a tax deduction for non-employee compensation on its 2005 federal tax return. A tax benefit for the difference between the market price of the stock as of the modification date and the exercise price was recorded in October 2003 at the time the Company recognized compensation expense relating to a modification of the options. The increase in the stock price from the modification date ($16.47 per share) to the exercise date ($17.99 per share) resulted in an additional tax benefit (amounting to $304) which has been recorded as additional paid-in-capital at the time these options were exercised in 2005.

In December 2004, Warren L. Serenbetz (a former member of the Company’s Board of Directors) advised the Company that he intended to exercise 668,438 stock options which represented the remaining options issued to him under the terms of the 1993 Stock Option Plan. In addition, Mr. Serenbetz requested, and the Compensation Committee of the Board of Directors allowed him, to exercise these options on a cashless basis. While the cashless exercise of options is allowed under the terms of the 1993 Stock Option Plan with Board of Directors approval, it is not the intent of the Company to allow this in most cases. The Board of Directors considered Mr. Serenbetz’s request in light of the limited period of time he had to exercise these options having resigned as a Board member, and approved his request at a meeting held on December 15, 2004. These options had an exercise price of $10.25 per share and the market value at the date he exercised his options was $22.05 per share.

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

The 420,811 shares withheld by the Company for the exercise price of the options and Mr. Serenbetz’s minimum taxes have been recorded as treasury shares, at their market value at the date of exercise on the accompanying Consolidated Balance Sheets. The exercise also resulted in the issuance of 668,438 shares at a par value of $0.001 and increased additional paid-in-capital by $6,852. In addition, since these options were granted to Mr. Serenbetz as compensation for services rendered, the Company is entitled to claim a tax deduction for non-employee compensation on its 2004 federal tax return. Since the Company did not recognize compensation expense on the grant or exercise of these options, the tax benefit (amounting to $3,154) has been recorded in additional paid-in-capital at the time these options were exercised.

No shares were repurchased in 2003.

Option Exercise

On October 3, 2005, Mr. Raoul Witteveen, former President of the Company, exercised his remaining 640,000 options under the terms of the 1993 Stock Option Plan. These options had an exercise price of $10.25 per share and the shares had a market value of $18.32 per share at the exercise date. In connection with the exercise, Mr. Witteveen remitted $6,560 in cash to the Company for the exercise of the options and an additional sum to pay for his estimated tax withholding. The exercise resulted in the issuance of 640,000 shares at a par value of $0.001 and increased additional paid-in-capital of approximately $6,559. In addition, since these options were granted to Mr. Witteveen as compensation for services rendered, the Company is entitled to claim a tax deduction for non-employee compensation on its 2005 federal tax return. A tax benefit based on the difference between the market price of the stock as of the modification date and the exercise price was recorded in October 2003 at the time the Company recognized compensation expense relating to a modification of the options. The increase in the stock price from the modification date ($16.47 per share) to the exercise date ($18.32 per share) resulted in an additional tax benefit (amounting to $473) which has been recorded as additional paid in-capital during the fourth quarter of 2005.

(15)	Gain on sale of equity investment:

In September 2005, the Company received cash proceeds of approximately $15,002 from the sale of a non-transportation company in which it held a minority equity position since 1997. The Company accounted for this investment using the equity method of accounting. The carrying value of its initial investment of $11,254 had been reduced to $2,001 through the recording of equity losses and through the Company’s recognition of impairment losses on this investment. No tax benefits related to these losses had been recorded by the Company since the realization of these benefits was not assured. The sale of the Company’s investment resulted in a pre-tax gain of $13,001 ($11,501 after tax) and has been reflected as gain on the sale of equity investment in the accompanying Consolidated Statements of Income. Additional funds that may become due to the Company (subject to indemnity provisions and any contractual post-closing adjustments) totaling approximately $2,300 (which are included in other receivables in the accompanying Consolidated Balance Sheets) are being held in escrow by the buyers for a period of up to 18 months.

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

(17)	Fair value of financial instruments:

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”) requires disclosure of the estimated fair value of the Company’s financial instruments, excluding leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, Accounting for Leases (“SFAS 13”). The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale. Estimated fair values have been determined using the best available data and estimation methodology suitable for each category of financial instrument. The estimation methodologies used to estimate the fair values and recorded book balances of the Company’s financial instruments at December 31, 2005 and 2004 are as follows:

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

Warrant liability

The warrants issued by the Company during September 2004, were classified as a liability on the Consolidated Balance Sheets as of December 31, 2005. The estimated fair value of this liability (which is also the recorded book value) is calculated quarterly using external market data. See Note 18 to the Consolidated Financial Statements.

Debt and capital securities

The fair value of the Company’s debt and capital securities was based on quoted market prices where available. For those borrowings with floating interest rates, it is presumed their estimated fair value generally approximates their carrying value. The fixed-rate debt instruments, where quoted market prices were not available, were valued using a present value discounted cash flow analysis with a discount rate approximating current market rates of similar term debt at the end of the year. The discount rates used in the present value calculations ranged from 6.58% to 6.59% at December 31, 2005 and 5.20% to 5.86% at December 31, 2004.

	December 31, 2005		December 31, 2004
	Estimated Fair Value	Recorded Book Balance	Estimated Fair Value	Recorded Book Balance
Financial Assets:
Cash and cash equivalents	$427,265	$427,265	$309,458	$309,458
Accounts receivable	80,925	80,925	72,598	72,598
Financial Liabilities:
Accounts payable and accrued expenses (excluding
interest rate swap contracts)	136,714	136,714	107,312	107,312
Interest rate swap contracts	3,246	3,246	19,745	19,745
Warrant liability	53,231	53,231	71,722	71,722
Debt	1,187,391	1,215,388	922,568	915,741
Capital securities	73,500	75,000	66,375	75,000

(18)	Subsequent events:

Notes and Warrants

On January 30, 2006, the Company, the holders of a majority in principal amount of the Notes and the holders of a majority of the Warrants entered into amendments to certain existing agreements which had the effect of extending from February 1, 2006 to April 1, 2006 the date on which liquidated damages would have become payable with respect to the Notes and/or the Warrants if they were not registered with the SEC. As a result of these amendments, the Company was obligated to use commercially reasonable efforts to have these registration statements declared effective by the SEC by March 6, 2006. On February 21, 2006, the registration statement for the Warrants was declared effective by the SEC. The registration statement for the 6% Notes was declared effective on February 27, 2006.

Classification of Warrants

On February 21, 2006, the registration statement for the Warrants was declared effective by the SEC, satisfying the final condition required under EITF 00-19 for classification of the Warrants as equity (as opposed to liabilities) on the Company’s Consolidated Balance Sheets. A final valuation of the Warrants as of February 21, 2006 has been obtained from an independent third party. The fair value was determined to be $58,440 as compared with a fair value of $53,231 as of December 31, 2005. The increase in value of $5,209 (net of tax) was primarily related to an increase in the market price of the Company’s common stock during 2006, and will be reflected in the Consolidated Statements of Income for the period ending March 31, 2006.

CAI

As discussed in Note 11 above, during the third quarter of 2005, an investment banking firm was engaged by CAI’s board of directors to conduct a valuation of CAI’s equity and the valuation was completed during the fourth quarter of 2005. The Company advised Mr. Ogawa, CAI’s Chief Executive Officer and the holder of the 50% common equity interest in CAI not owned by the Company, that, after review of this valuation, the Company had decided not to exercise its right under the Shareholder Agreement between the Company and Mr. Ogawa to make an offer to acquire his 50% common equity interest in CAI for an amount equal to his percentage interest of the fair value of CAI as determined by the investment banking firm. Pursuant to the Shareholder Agreement, Mr. Ogawa has requested that CAI proceed with the steps necessary to register his equity interest in CAI for sale by him in an initial public offering. In response to Mr. Ogawa’s request, CAI engaged an investment banking firm in 2006 to manage an initial public offering. CAI and its investment bankers, together with their advisors, have commenced preparation of an S-1 registration statement for filing with the SEC sometime during 2006. In the event that CAI’s initial public offering is consummated, CAI would become a public company. In connection with CAI’s anticipated public offering, the Company expects to consider potential changes to the terms of the existing agreements between the Company and CAI and to the terms of the Shareholder Agreement between the Company and Mr. Ogawa. To date, however, no agreement has been reached regarding any such changes. In addition, the Company is currently evaluating the impact of CAI’s initial public offering on its current 50% common equity position in CAI. CAI’s ability to complete a public offering will depend upon a number of factors, including market conditions, industry conditions and developments in CAI’s business. Accordingly, there is no assurance that CAI’s public offering will be completed within the anticipated time frame or at all.

CAI’s management has advised the Company that CAI may wish to repay the remaining balance of the subordinated note issued by CAI and held by the Company ($16,825 at December 31, 2005) during 2006. CAI has obtained the consent of the lenders under its new secured revolving credit facility to make such repayment. Under the terms of the amended Shareholder Agreement between the Company and Mr. Ogawa, this repayment would result in CAI’s board of directors being comprised of an equal number of directors appointed by the Company and by Mr. Ogawa. Any such change in the composition of CAI’s board of directors would require that the Company no longer consolidate CAI in the Company’s financial statements from and after the date of such change. Instead, the Company would record its investment in CAI under the equity method of accounting. The Company had preliminary discussions with Mr. Ogawa about potential modifications to the Shareholder Agreement that would preserve the Company’s majority position on CAI’s board of directors for some period of time after a repayment of the subordinated note. To date, no agreement has been reached on any such modifications, nor has CAI made a firm decision to repay the subordinated note prior to its final maturity in April 2008.

March 2006 Sale of Containers

On March 29, 2006, the Company’s wholly owned container leasing subsidiary, ICL, completed the sale of approximately 273,200 standard dry marine cargo containers, together with an assignment of all rights of ICL under existing leases for these containers with the Company’s customers, to a newly formed subsidiary of an investor group based in Switzerland (the “Purchaser”), pursuant to a Sale Agreement dated March 14, 2006 (the “Sale Agreement”). Although the sale was completed on March 29, 2006, the Sale Agreement stipulates that the Purchaser will be entitled to the net operating income attributable to the containers sold to the Purchaser from and after April 1, 2006. The aggregate cash purchase price paid by the Purchaser was approximately $515,869. The containers sold represent approximately 74% of the standard dry marine cargo containers in the Company’s operating lease fleet at December 31, 2005, including most of the containers managed for the Company by its 50% subsidiary CAI. The sale did not include containers subject to existing direct financing leases with customers.

In connection with the Sale Agreement, both the Company and CAI entered into management agreements with the Purchaser (the “Management Agreements”) under which CAI agreed to perform management services on behalf of the Purchaser with respect to the containers sold, including billing, collecting, lease renewal, operations and disposition activities, in consideration of a management fee equal to 4% of the net operating income attributable to containers under long-term operating leases, and 9% of the net operating income attributable to containers under short-term operating leases. The Management Agreements designate ICL to serve as sub-manager of the containers currently under long-term lease for such period of time as the Company may elect, up to the respective dates when the containers are returned by their current lessees. During that period, ICL will be entitled to receive the management fees described above. The duration of the Management Agreements will be ten years from the closing date, subject to extension for up to two additional years at the Purchaser’s option. The Company’s existing agreements with CAI are being modified to reflect these new arrangements.

The Company intends to continue to make container acquisitions in the future and will continue to be engaged in the business of leasing containers and related equipment to its customers under both operating and direct financing leases. Neither the Sale Agreement nor the Management Agreements restricts the Company from engaging in any business in the future or from acquiring containers for lease to customers.

The Sale Agreement does not contain any provision that would require the Company to repurchase the containers from the Purchaser based upon the occurrence of future events.

The Company will use the proceeds from the sale of the containers to reduce indebtedness, for equipment acquisitions and for other general corporate purposes.

In light of the transaction’s closing, the Company expects to report a gain on the sale of the containers to the Purchaser during the quarter ending March 31, 2006 subject to closing adjustments and final accounting review. Effective April 1, 2006, the Company will no longer record leasing revenue relating to the containers sold to the Purchaser, but the Company or CAI will instead record management fee revenue relating to the sold containers under the Management Agreement.

First Quarter 2006 Impairment Charge

Beginning in late 2005 and continuing into the first quarter of 2006, one of the Company’s larger shipping line customers began returning a significant number of containers under leases entered into during 1999 and 2000 that had expired. Based upon an analysis of the quantity of containers involved, then-existing conditions in the short-term leasing market and related expenses associated with major equipment returns, the Company entered into negotiations with this customer regarding the parties’ on-going and future business relationships. Following extensive discussions, the Company reached an agreement with the customer whereby the leases for these containers would be converted to direct financing leases by extending the lease terms, with the lessee obtaining ownership at expiration. As a result of this modification to the lease terms, the Company concluded on March 29, 2006 that it would be necessary under U.S. generally accepted accounting principles to record a charge for impairment for these assets. The amount of this impairment charge, which will be recorded in the first quarter of 2006, is expected to be approximately $6,545. No portion of this impairment charge will result in any cash expenditures by the Company. To the extent that this agreement is extended to cover additional containers, by mutual agreement of the parties, the Company may incur an additional impairment charge in the future.

(19)	Quarterly financial data (unaudited)

	2005(a)
	1st	2nd	3rd(b)	4th(c)
Equipment leasing revenue	$95,142	$95,947	$101,006	$101,757
Net income/(loss)	$20,388	$16,910	$43,249	$(20,016)
Basic income/(loss) per share	$0.74	$0.61	$1.56	$(0.70)
Diluted income/(loss) per share	$0.63	$0.54	$1.39	$(0.70)

	2004
	1st	2nd	3rd	4th(d)
Equipment leasing revenue	$94,937	$95,712	$98,353	$99,181
Net income/(loss)	$10,207	$21,205	$15,036	$(38,579)
Basic income/(loss) per share	$0.37	$0.77	$0.55	$(1.41)
Diluted income/(loss) per share	$0.35	$0.71	$0.50	$(1.41)
	2003
	1st	2nd	3rd	4th
Equipment leasing revenue	$89,868	$91,549	$95,119	$97,751
Net income	$11,769	$11,778	$6,700	$7,249
Basic income per share	$0.43	$0.43	$0.24	$0.26
Diluted income per share	$0.41	$0.40	$0.23	$0.25

(a)	Quarterly net income/(loss) during 2005 has been materially affected by the change in fair value of warrants issued by us in connection with a Securities Purchase Agreement pursuant to which the Company sold $150,000 of 6% notes due in 2014. The amounts are as follows:

1st Qtr: $6,858 non-cash income 2nd Qtr: $7,349 non-cash income 3rd Qtr: $15,971 non-cash income 4th Qtr: $11,687 non-cash expense

(b)	Net income during the third quarter of 2005 includes a gain related to the sale of an equity investment of $11,501 (net of tax).

(c)	Net (loss) during the fourth quarter of 2005 includes repatriation expenses of $23,061 which includes tax expense of $19,979. See Note 5 to the Consolidated Financial Statement for further discussion.

(d)	The net (loss) during the fourth quarter of 2004 was primarily due to a non-cash expense of $49,222 resulting from the change in fair value of warrants issued by us in connection with a Securities Purchase Agreement pursuant to which the Company sold $150,000 of 6.0% notes due in 2014.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

          (a) Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

           The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

           Under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2005.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of such date due to the material weaknesses described below in Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)).

           In light of these material weaknesses, in preparing its consolidated financial statements as of and for the fiscal year ended December 31, 2005, the Company performed additional analyses and other post-closing procedures to ensure that the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have been prepared in accordance with U.S. generally accepted accounting principles.

          (b) Management’s Report on Internal Control Over Financial Reporting

           The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in Exchange Act Rule 13a-15(f). The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s management, Board of Directors and shareholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

           The Company’s internal control over financial reporting includes policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

           Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

           Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control-Integrated Framework. As a result of its assessment, management identified material weaknesses in the Company’s internal control over financial reporting. Based on the material weaknesses identified as described below, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2005.

           A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. As a result of its assessment, the Company has identified the following material weaknesses in its internal control over financial reporting as of December 31, 2005:

Technical accounting expertise.The Company and its 50%-owned consolidated subsidiary were not adequately staffed with accounting personnel possessing an appropriate level of technical expertise in U.S generally accepted accounting principles, as further described below:

•	Interest rate swap transactions. The Company did not have personnel possessing sufficient technical expertise related to accounting for derivative instruments and hedging activities in accordance with generally accepted accounting principles. As a result, the interest rate swap transactions entered into during the quarter ended March 31, 2005 did not qualify for hedge accounting as intended and a misstatement was identified in the fair value adjustment for derivative instruments in the Company’s consolidated statement of income for the quarter ended March 31, 2005. This error was detected and corrected prior to the issuance of the Company’s March 31, 2005 consolidated financial statements. This deficiency results in more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected.

•	Accounting for debt modification. The Company did not have personnel possessing sufficient technical expertise related to the accounting for the modification of revolving debt facilities in accordance with generally accepted accounting principles. During December 2005, in connection with the repatriation of earnings and profits previously held offshore, the Company repaid certain revolving debt facilities and replaced them with new, larger facilities with the same lenders. The Company’s treatment of the deferred financing fees related to these refinancings was not in accordance with generally accepted accounting principles. As a result, material misstatements were identified in the loss on impairment of debt in the Company’s 2005 consolidated statement of income and other assets in the Company’s 2005 consolidated balance sheet. This error was detected and corrected prior to the issuance of the Company’s 2005 consolidated financial statements. This deficiency results in more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected.

•	Accounting for stock compensation. The Company’s 50%-owned consolidated subsidiary, Container Applications International, Inc. (“CAI”), did not have personnel possessing sufficient technical expertise related to the accounting for redeemable convertible preferred stock in accordance with generally accepted accounting principles. Specifically, CAI had not performed valuations of the preferred stock that was acquired by two employees under that subsidiary’s Executive Management Incentive Program and, thus, had not reflected any change in the value of the preferred shares in its consolidated financial statements. As a result, a material misstatement was identified in compensation expense in the Company’s 2005 consolidated financial statements. This error was detected and corrected prior to the issuance of the Company’s 2005 consolidated financial statements. This deficiency results in more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected.

Review of subsidiary financial statements. The Company did not have adequate policies and procedures in place to provide for the review of the financial statements of its 50%-owned consolidated subsidiary, CAI, at a sufficient level of detail. This deficiency resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected.

Security of information technology. The Company’s information systems lacked security policies and procedures, including appropriate encryption and standard security settings. Additionally, the Company did not have system access controls over access to its equipment leasing system and certain spreadsheets supporting financial information. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected.

Monitoring of internal control over financial reporting. The Company lacked adequate procedures related to the monitoring of its internal control over financial reporting, including procedures related to the timely evaluation of internal controls to ensure that appropriate personnel regularly obtain evidence that controls are functioning effectively. This deficiency resulted in more than a remote likelihood that a material misstatement of the Company's annual or interim consolidated financial statements would not be prevented or detected.

           The independent registered public accounting firm that audited the Company’s consolidated financial statements has issued an audit report on management’s assessment of, and the effectiveness of, the Company’s internal control over financial reporting as of December 31, 2005. Their report appears in Item 9A(c).

          (c) Report of Independent Registered Public Accounting Firm

The Board of Directors
Interpool, Inc.:

           We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)) that Interpool, Inc. and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

           We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

           A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

           Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

           A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Management has identified, and included in its assessment, the following material weaknesses in its internal control over financial reporting as of December 31, 2005:

Technical accounting expertise. The Company and its 50%-owned consolidated subsidiary were not adequately staffed with accounting personnel possessing an appropriate level of technical expertise in U.S generally accepted accounting principles, as further described below:

•	Interest rate swap transactions. The Company did not have personnel possessing sufficient technical expertise related to accounting for derivative instruments and hedging activities in accordance with generally accepted accounting principles. As a result, the interest rate swap transactions entered into during the quarter ended March 31, 2005 did not qualify for hedge accounting as intended and a misstatement was identified in the fair value adjustment for derivative instruments in the Company’s consolidated statement of income for the quarter ended March 31, 2005. This deficiency results in more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected.

•	Accounting for debt modification. The Company did not have personnel possessing sufficient technical expertise related to the accounting for the modification of revolving debt facilities in accordance with generally accepted accounting principles. During December 2005, in connection with the repatriation of earnings and profits previously held offshore, the Company repaid certain revolving debt facilities and replaced them with new, larger facilities with the same lenders. The Company’s treatment of the deferred financing fees related to these refinancings was not in accordance with generally accepted accounting principles. As a result, material misstatements were identified in the loss on impairment of debt in the Company’s 2005 consolidated statement of income and other assets in the Company’s 2005 consolidated balance sheet. This deficiency results in more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected.

•	Accounting for stock compensation. The Company’s 50%-owned consolidated subsidiary, Container Applications International, Inc. (“CAI”), did not have personnel possessing sufficient technical expertise related to the accounting for redeemable convertible preferred stock in accordance with generally accepted accounting principles. Specifically, CAI had not performed valuations of the preferred stock that was acquired by two employees under that subsidiary’s Executive Management Incentive Program and, thus, had not reflected any change in the value of the preferred shares in its consolidated financial statements. As a result, a material misstatement was identified in compensation expense in the Company’s 2005 consolidated financial statements. This deficiency results in more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected.

Review of subsidiary financial statements. The Company did not have adequate policies and procedures in place to provide for the review of the financial statements of its 50%-owned consolidated subsidiary, CAI, at a sufficient level of detail. This deficiency resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected.

Security of information technology. The Company’s information systems lacked security policies and procedures, including appropriate encryption and standard security settings. Additionally, the Company did not have system access controls over access to its equipment leasing system and certain spreadsheets supporting financial information. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected.

Monitoring of internal control over financial reporting. The Company lacked adequate procedures related to the monitoring of its internal control over financial reporting, including procedures related to the timely evaluation of internal controls to ensure that appropriate personnel regularly obtain evidence that controls are functioning effectively. This deficiency resulted in more than a remote likelihood that a material misstatement of the Company's annual or interim consolidated financial statements would not be prevented or detected.

           We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Interpool Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2005. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 31, 2006, which expressed an unqualified opinion on those consolidated financial statements.

           In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

(signed) KPMG LLP Short Hills, NJ
March 31, 2006

(d) Changes to Internal Control Over Financial Reporting

           There were no changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described below.

           The Company has taken, or plans to take, various corrective actions to remediate the material weaknesses noted in Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). By their nature, such actions require a period of time to become fully effective. The remedial actions associated with these material weaknesses are as follows:

•	Technical accounting expertise. During 2004 the Company added seven positions to its accounting department, and during 2005 five more positions were added. At December 31, 2005, three of these positions were open due to employee turnover. In addition, staffing was augmented in other areas such as Taxes, Internal Audit, and Financial Planning & Analysis, with six employees added in those areas as of the date of this report. Of the employees added, five are Certified Public Accountants, three have MBA degrees, one has significant experience with SEC reporting, and two have significant experience with interest rate swaps. In addition, another individual in the accounting department passed all portions of the CPA exam during 2005. Effective January 1, 2006, the Company has assigned responsibility for its interest rate swap transactions to the two individuals with significant prior experience in this area. During 2006, the Company will continue to review its staffing levels, as will CAI, and will continue to evaluate whether the skill sets of its employees are adequate to meet its financial reporting needs and to ensure that it has a strong and effective control environment. The Company and CAI will monitor this area closely, make any necessary staffing changes, and will also ensure that additional training is made available to their staffs as required.

•	Review of subsidiary financial statements. The Company will dedicate additional resources to reviewing and analyzing the financial statements of its 50%-owned consolidated subsidiary, CAI, before those statements are included in the Company’s own consolidated financial statements each quarter.

•	Security of information technology. The Company completed the documentation of standards for setting security parameters for its operating systems during 2005. In addition, the lack of encryption procedures for the Company’s three main offices (Princeton, NJ, New York, NY, and Westchester, IL) was remediated during 2005 by implementing direct point-to-point network connections to the Company’s data center. For employees located outside those three offices, remediation will take place during 2006 by implementing both virtual private network and secure socket layer technologies. The Company also initiated a project during 2005 with regard to defining and establishing appropriate access to its “critical” spreadsheets. All “critical” spreadsheets were identified, and a secure server for storing them was installed during 2005. The final evaluation and migration of spreadsheets to the controlled environment will take place during 2006. Access controls for the Company’s information systems were evaluated during the last half of 2005, and interim changes required are currently being addressed with further access controls to be implemented as the Company develops its new asset management system currently in process.

•	Monitoring of internal control over financial reporting. Prior to submitting this Annual Report on Form 10-K, management completed additional procedures that confirmed its determination that no material weaknesses existed in the Company's internal control over financial reporting other than those described in Management's Report on Internal Control Over Financial Reporting. The Company intends to implement additional procedures during 2006 that will facilitate the monitoring of internal controls over financial reporting throughout the year, and will review the results of these additional procedures with its audit committee and independent public accounting firm periodically during the year.

           Management believes that the actions described above, when fully implemented and tested, will be effective in remediation of the material weaknesses identified in Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)).

           The Company has assigned the highest priority to the short and long-term correction of the internal control deficiencies that have been identified and has initiated the steps necessary to analyze and monitor its control environment and to address any weaknesses and deficiencies. In addition to the weakness mentioned above, the Company has identified other, less significant, deficiencies that it does not consider to be “material weaknesses” but which it nonetheless believes should be remedied. These significant deficiencies have been disclosed to the Company’s Audit Committee and to its independent auditors. Management has discussed its remedial action plans with the Audit Committee and will continue to provide periodic updates to the Audit Committee on progress made.

(e)      Limitations of Effectiveness of Controls

           As of the date of this filing, the Company is satisfied that actions implemented to date (including augmenting its internal audit function) and those in progress will remediate the material weaknesses and significant deficiencies in the internal controls and information systems that have been identified. The Company notes that, like other companies, any system of internal controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the internal control system will be met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of the limitations inherent in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our current directors and executive officers are as follows:

NAME	AGE	POSITION

Martin Tuchman

Arthur L. Burns (a)
Peter D. Halstead (a)(b)(c)
Clifton H.W. Maloney (a)(b)(d)(f)
Michael S. Mathews (d)(e)
Warren L. Serenbetz, Jr. (d)(g)
William J. Shea (g)
Joseph J. Whalen (a)(b)(d)(f)
James F. Walsh
Richard W. Gross

Herbert Mertz

Brian Tracey
Christopher N. Fermanis

William Geoghan
Allen M. Olinger
Hiro Ogawa	65 61 63 68 65 53 51 74 56 60 52 57 57 55 52 65	Chairman of the Board of Directors, Chief Executive
Officer, President and Chief Operating Officer
General Counsel, Executive Vice President and Director
Director
Director
Director
Director
Director
Director
Executive Vice President and Chief Financial Officer
Executive Vice President and Chief Operating Officer of
Interpool Containers Limited
Executive Vice President and Chief Operating Officer of
Trac Lease
Senior Vice President (Chief Accounting Officer)
Senior Vice President-Law, General Counsel Interpool
Containers Limited and Trac Lease
Senior Vice President
Senior Vice President - Finance
Chairman, President and Chief Executive Officer of
Container Applications International, Inc.

__________________________________
(a) member of the Corporate Governance Committee in 2004
(b) member of the Audit Committee in 2004 and 2005
(c) member of the Compensation Committee in 2004 and 2005
(d) member of Corporate Governance Committee in 2005
(e) member of the Audit Committee in 2005
(f) member of the Compensation Committee in 2004
(g) member of Compensation Committee in 2005

Martin Tuchman has served as our Chairman of the Board of Directors and Chief Executive Officer of Interpool, Inc. since February 1988 and as President and Chief Operating Officer since October 2003. He is also Chairman of the Board of Directors, Chief Executive Officer and a director of Interpool Limited, which he co-founded in 1968. He also has served as a director of Trac Lease since June 1987 through January 1994 and currently serves as its Chairman and Chief Executive Officer. Mr. Tuchman is Chairman of the Board of Directors of Princeton International Properties, Inc., a family-owned real estate company, which owns and has interests in properties located in Princeton, New Jersey. Mr. Tuchman was previously a member of the Society of Automotive Engineers as well as the American National Standards Institute. Currently, Mr. Tuchman is a member of the United Nations Business Council, comprised of leading international executives organized to promote understanding and cooperation between business and government. He was formerly a member of the Board of Trustees of the New Jersey Institute of Technology and currently, a member of the NJIT Board of Overseers. He is also a member of the Board of Directors of Stevens Institute of Technology’s Web Campus. In 1995, Mr. Tuchman was honored as Entrepreneur Of The Year in an awards program sponsored by Ernst & Young LLP and in 1996 was named Alumnus of the Year by the New Jersey Institute of Technology. Mr. Tuchman is a member of the Board of Trustees of The Parkinson’s Alliance and serves on the Board of Directors of the Parkinson’s Disease Foundation of Columbia Presbyterian Hospital in New York. As Chairman of The Tuchman Foundation, he works closely with all Parkinsons organizations whose scientists select grants seeking National Institute of Health’s (NIH) approval. In 2000, Mr. Tuchman was honored by The Smithsonian Institution for his extensive case study of Interpool for the 2000 Computerworld Smithsonian Collection and Interpool was nominated for the World Smithsonian Award. Interpool’s material is now part of the Permanent Research Collection on Information Technology at The Smithsonian’s National Museum of American History. Mr. Tuchman is a member of the Yardville National Bancorp’s Board of Directors and serves on its Executive Committee of the Board of Directors. In addition, Mr. Tuchman is Treasurer and serves on the Board of Trustees and the Finance Committee of TASK, the Trenton Area Soup Kitchen. Mr. Tuchman holds a bachelor’s degree in mechanical engineering from the New Jersey Institute of Technology (Newark College of Engineering) and a master’s degree in business administration from Seton Hall University.

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

Clifton H. W. Maloney has served as a member of our Board of Directors since February 2000. He has been President of C.H.W. Maloney & Co., Incorporated, a private investment firm, since 1981. He was a Vice President in investment banking at Goldman, Sachs & Co. from 1974 to 1981. Mr. Maloney is a Director of Chromium Industries, Inc., Vicon Industries, Inc. and The Wall Street Fund. Mr. Maloney holds a bachelor’s degree in Engineering from Princeton University and an MBA degree from Harvard Business School.

Michael S. Mathews has served as a member of our Board of Directors since November 2004. He is currently the managing director of Westgate Capital Co., a firm he founded in 1993. Mr. Mathews served on the Board of Petroleum Geo-Services from 1993 until September 2002. From 1998 to 2002, he served as Vice Chairman of Petroleum Geo-Services and held the position as Chairman of the Compensation Committee and was a member of the Audit Committee. He is currently a director of Particle Drilling Technologies, Inc. and of Applix. From 1989 to 1992, Mr. Mathews served as managing director of Bradford Ventures Ltd., a private investment firm involved in equity investments, including acquisitions. Mr. Mathews received an A.B. from Princeton University and received a J.D. from the University of Michigan Law School.

Warren L. Serenbetz, Jr. has served as a member of our Board of Directors since December 2004. He is currently President and Chief Executive Officer of Radcliff Group, Inc., an investment management company. From 1992 through 2003, Mr. Serenbetz was Vice-President of Marketing at Pechiney Plastic Packaging, Inc., a multinational consumer packaging business with facilities in North America, Europe, Latin America and Asia. From 1986 to 1992, he was Managing Director – Marketing, of American Can Company. Mr. Serenbetz holds a Bachelor of Science degree in engineering from Lehigh University and an MBA–Finance from the Wharton School at the University of Pennsylvania.

William J. Shea, Jr. has served as a member of our Board of Directors since November 2004. He is president and co-founder of Kelley Transportation Services, Inc, a transportation equipment manufacturing and leasing business headquartered in San Francisco. From 1987-2004, he served as president of Bay Cities Leasing LLC, an operating leasing company specializing in domestic containers, chassis and intermodal trailers. In 1994, Mr. Shea was named program manager of the EMP Program — a national pool of 30,000 domestic containers and chassis operating on Union Pacific, Norfolk Southern, CP Rail, CN and other Class 1 rail systems. To facilitate EMP Program expansion, Bay Cities Leasing formed a joint venture with Union Pacific, called Bay Pacific Financial, to provide $400 million of capital to the program. Mr. Shea served as co-chairman of Bay Pacific Financial from 1994-2004, when he and his partner completed the sale of Bay Cities Leasing to Transport International Pool, a unit of GE Capital Services. He received a B.S. in Economics from the Wharton School of the University of Pennsylvania.

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

James F. Walsh was appointed to serve as our Executive Vice President, Finance in December 2003 and Executive Vice President and Chief Financial Officer in February 2004. In 1998 Mr. Walsh joined C-S Aviation Services, an aircraft operating lease company, as Senior Vice President and Chief Financial Officer and also served as President from 2000 to 2003. From 1987 to 1993 Mr. Walsh served as Senior Vice President and Chief Financial Officer of Polaris Aircraft Leasing Corporation, a GE Capital company, and, following the incorporation of Polaris into GE Capital Aviation Services (GECAS) in 1993, Mr. Walsh was named Senior Vice President and Chief Financial Officer of GECAS. Prior to joining Polaris, Mr. Walsh held various financial positions during sixteen years with GE Capital and General Electric Company. Mr. Walsh holds a Bachelor of Arts degree in Economics from Rutgers College and a Master’s Degree in Business Administration from the University of Bridgeport.

Richard W. Gross served as Acting Chief Financial Officer from July 2003 to February 2004 and was appointed Executive Vice President in December 2003. Mr. Gross currently serves as Executive Vice President of the Company and Director and Chief Operating Officer of Interpool Limited. Mr. Gross rejoined us in 2002 as Senior Vice President of Finance after serving as Vice President of Finance and Chief Financial Officer of Balboa Capital Corporation from 1998 to 2001. Previously Mr. Gross had been with us for more than twenty years in various senior financial positions, having responsibility for investor and lender relations. Prior to first joining Interpool in 1972, Mr. Gross spent five years with Arthur Andersen and Co. in their New York office. Mr. Gross is a certified public accountant and received a Bachelor of Science degree in Accounting from Long Island University.

Herbert Mertz served as our Director of Information Systems from December 1988 to September 2000. In September 2000, he was appointed Executive Vice President and Chief Operating Officer of Trac Lease. Prior to joining us, Mr. Mertz was an independent consultant in the computer industry. From 1980 to 1983, Mr. Mertz was President of Princeton Energy Partners, an international franchise company in the field of energy conservation. Mr. Mertz holds a bachelor’s degree in engineering from Princeton University. He is an associate member of Sigma Xi, the North American Research Society.

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

Allen M. Olinger became Senior Vice President of Financing in July of 2005. Over the previous two years, he provided consulting services to us in the area of finance. Prior to that, Mr. Olinger was president of Personal Computer Rental Corporation, a technology rental and services company, from 1999 to 2003. From 1987 to 2000, he was president of MicroTech Leasing Corporation, a computer leasing company which he co-founded. Each of Personal Computer Rental Corporation and MicroTech Leasing Corporation were subsidiaries of ours. Mr. Olinger previously held positions as Vice President of the Telecommunications Group of Prime Capital Corporation, Vice President of Lease Equity Sales at Finalco, Inc. and Vice President of Financing at Interpool, Inc. He began his career in leasing at Manufacturers Hanover Leasing Corporation in 1975. Mr. Olinger holds a BA degree in Economics from Claremont McKenna College, from which he graduated in 1975.

Hiro Ogawa is 50% owner and founder of our consolidated subsidiary Container Applications International, Inc. (“CAI”). Mr. Ogawa is the Chairman and Chief Executive Officer of CAI. Prior to starting CAI in 1989, he was with Itel Containers for 12 years as Vice President of Marketing for Japan/Korea. Earlier in his career, he also held the position of Executive Managing Director of Heublein Japan Co. Ltd. He was also Sales Promotion Manager with Coca-Cola Japan Co. Ltd. Mr. Ogawa graduated from Kyoto University of Foreign Studies with a B.A. in Economics and English followed by two years of post-graduate work at the University of Washington Business School.

Board Compensation

Each non-officer, non-executive consultant member of the Board of Directors receives an annual service fee of $25,000 for serving on the Board plus $2,000 and reimbursement of expenses for each Board of Directors’ meeting attended and $1,000 for each committee meeting attended. The chairman of each committee also receives an additional $500 for each attended committee meeting. Additional compensation may be paid for participation in teleconferences and attendance at other meetings.

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

Board Committees

The Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Corporate Governance Committee. The Audit Committee’s function is to monitor the integrity of the Company’s financial statements and our financial reporting and disclosure practices. The Audit Committee also reviews management’s systems of internal control relating to finance and accounting and the application of U.S. generally accepted accounting principles. In addition, the Audit Committee reviews the scope of the services of our independent auditors and may recommend the independent auditors for appointment by the Board of Directors subject to stockholder approval. The members of the Audit Committee for 2005 were Messrs. Maloney (Chairman), Halstead, Mathews and Whalen.

The Compensation Committee’s functions are to review our general compensation strategy, establish salaries, review benefit programs, approve certain employment contracts and administer our 2004 Stock Option Plan For Key Employees and Directors and the 1993 stock option plans. The members of the Compensation Committee for 2005 were Messrs. Halstead (Chairman), Shea and Serenbetz.

In addition, our Board of Directors created a Corporate Governance Committee. The Corporate Governance Committee is responsible for the selection, qualification and compensation of Board members and candidates. This committee also acts as a nominating committee for Board membership and oversees corporate governance matters. The members of the Corporate Governance Committee for 2005 were Messrs. Mathews (Chairman), Whalen, Maloney and Serenbetz.

Our Board of Directors may establish other committees from time to time to facilitate the management of our business and affairs.

The Charters of the Company’s Audit, Compensation and Corporate Governance Committees are available on our website at www.interpool.com. Printed copies are also available to any shareholder upon request.

Board Independence

The Board of Directors of the Company has determined that a majority of the members of the Company’s Board of Directors as a whole, and each member of the Audit Committee, the Compensation Committee and the Corporate Governance Committee for 2005, has no material relationship with the Company and therefore are “independent” within the meaning of the New York Stock Exchange’s director independence standards. Messrs. Halstead, Maloney, Mathews, Serenbetz, Shea and Whalen are considered to be independent directors. Messrs. Tuchman and Burns, who are executive officers of the Company, are not considered to be independent.

Executive Sessions

The non-management directors of the Company meet in executive session of the Board without management at many regular board meetings and at each regular meeting of the Audit Committee, Compensation Committee and Corporate Governance Committee, and as otherwise scheduled from time to time. In view of the relatively small size of the Board of Directors, the Board has not appointed a lead director to preside at executive sessions of the Board. However, the Chairmen of each of the Audit Committee, the Compensation Committee, and the Corporate Governance Committees preside at the executive sessions of their respective committees. Interested parties who would like to communicate with the non-management directors or any individual non-management director may do so by sending a letter to any of these directors in care of the General Counsel of the Company at the corporate headquarters at 211 College Road East, Princeton, New Jersey 08540.

Communications with the Board

Individuals may communicate with the Board in writing by submitting a letter addressed to the “Board of Directors” or to any of the directors by name in care of the General Counsel of the Company at the corporate headquarters at the corporate headquarters at 211 College Road East, Princeton, New Jersey 08540. The communication should indicate the name(s) of any specific director(s) for whom it is intended, or the “Board of Directors” as a whole.

Code of Ethics

On December 30, 2003 we adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The purpose of the code is to promote the highest standards of integrity among Interpool officers and employees in their dealings with and on behalf of Interpool, including dealings with our stockholders, investors and with others from whom we obtain financing. The Code of Ethics is available for viewing at our website at www.interpool.com.

Compliance and Ethics Hotline

We have established procedures to receive, retain and address employee complaints received by the Company. These procedures include a confidential hotline to answer employees’ ethics questions and to report employees’ ethical concerns and incidents including, without limitation, concerns about accounting, internal controls or auditing matters. This hotline is available 24 hours a day, seven days a week, and callers may choose to remain anonymous.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2005, Messrs. Geoghan, Gross, Mertz, Tracey, Tuchman and Walsh failed to file timely Form 4‘s in compliance with the prescribed requirements as set forth under Section 16(a) of the Securities Exchange Act of 1934. All of these required reports were subsequently filed. In making this disclosure, we have relied solely on written representations of our directors, officers and more than 10% holders and on a review of copies of reports that have been filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information for the calendar years ended December 31, 2005, 2004, and 2003 concerning the annual compensation earned by our Chief Executive Officer and our four other most highly compensated executive officers:

SUMMARY COMPENSATION TABLE

	Annual Compensation								Long-Term Compensation
						Awards
Name And Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Com- pensation(1) ($)		Long-Term Com- pensation #(of Stock Options (2)	Securities Underlying Options/ SARS (2)	All Other Compen- sation ($)(10)
Martin Tuchman	2005	989,966		1,810,550		86,454	(3)	0	0	--
Chairman of the Board	2004	942,826		2,617,492		155,239	(3)	0	0	--
of Directors, Chief	2003	897,929		751,041		17,297		0	0	--
Executive Officer,
President and
Chief Operating Officer
Arthur L. Burns	2005	393,750		300,000		80,978	(4)	150,000	0	708,000
Executive Vice President	2004	375,000		225,000		93,006	(4)	0	150,000	--
and General Counsel	2003	88,459	(5)	50,000		51,327	(4)	0	0	--
James F. Walsh	2005	315,000		275,000		69,906	(7)	50,000	0	118,000
Executive Vice President	2004	275,000		265,551	(6)	81,341	(7)	0	25,000	--
and Chief Financial	2003	33,712	(8)	25,000		---(9)		0	0	--
Officer
Richard W. Gross	2005	315,000		175,000		19,608		100,000	0	472,000
Executive Vice	2004	300,000		260,551	(6)	---(9)		0	100,000	--
President and Chief	2003	163,756		136,244		0		0	0	--
Operating Officer,
Interpool Limited
Hiro Ogawa	2005	495,924		505,648		---(9)		0	0	--
Chief Executive	2004	474,625		486,200		---(9)		0	0	--
Officer, Container	2003	492,525		--		---(9)		0	0	--
Applications
International, Inc.
(1)	Amounts listed include payments made to or on behalf of the Executive as provided for in the Executive’s employment agreement.

(2)	Options granted in connection with the cancellation of the Stock Appreciation Rights pursuant to which the recipient was to have received an amount equal to the amount of any appreciation in the Company’s common stock value above the grant price of $14.05 per share. These SARS were cancelled in November 2005 and common stock options were granted in lieu thereof.

(03)	In 2005 and 2004, Mr. Tuchman received payment in the amount of $76,145 and $108,778 respectively for vacation that had accrued but had not been taken.

(4)	Mr. Burns’ living expenses and taxes associated with such living expenses were paid on his behalf by the Company. See Employment Agreements.

(5)	Mr. Burns rejoined the Company in October 2003. Amount shown includes payments made for the period including 10/08/03 through 12/31/03. See Employment Agreements.

(6)	Amount includes a stock bonus of 25 shares of the Company which had a fair market value on the day it was awarded of $551.

(7)	Mr. Walsh’s living expenses and taxes associated with such living expenses were paid on his behalf by the Company. See Employment Agreements.

(8)	Mr. Walsh joined the Company in November 2003. Amount shown includes payments made for the period including November 17, 2003 through December 31, 2004. See Employment Agreements.

(9)	Amount is less than the lesser of $50,000 or 10% of total annual salary and bonus.

(10)	Amounts paid in connection with the cancellation of Stock Appreciation Rights.

Stock Option Activity During Fiscal Year 2005

In May 2005, an option to purchase 25,000 shares was granted to the company’s Executive Vice-President and Chief Financial Officer, James F. Walsh. In July 2005, an option to purchase 50,000 shares was granted to another executive officer.

On November 18, 2005, we agreed with three executive officers (Arthur Burns, Richard W. Gross and James F. Walsh) upon an arrangement whereby all stock appreciation rights (“SARS”) granted to such executive officers in 2004 in connection with their employment agreements would be voluntarily cancelled. In connection with the cancellation of these SARS, each of these executive officers was granted new stock options pursuant to the Company’s 2004 Stock Option Plan for Executive Officers and Directors with respect to the same number of shares as the cancelled SARS. Pursuant to this arrangement, Mr. Burns was granted options with respect to 150,000 shares of common stock, all of which are vested; Mr. Gross was granted options with respect to 100,000 shares of common stock, all of which are vested; and Mr. Walsh was granted options with respect to 25,000 shares, of which 16,666 are vested, and the remaining 8,334 are scheduled to vest on December 31, 2006.

On December 16, 2005, an option for 5,000 shares was granted to each of Peter D. Halstead, Clifton H.W. Maloney, Michael S. Mathews, Warren L. Serenbetz, Jr., William J. Shea Jr. and Joseph J. Whalen pursuant to the 2004 Directors Plan.

In September 2005, former executive Raoul J. Witteveen exercised 500,000 stock options under the terms of the 1993 Stock Option Plan. In accordance with the terms of the 1993 Stock Option Plan, Mr. Witteveen paid the aggregate exercise price for these options by tendering to the Company a total of 284,880 shares of the Company’s common stock he then owned, which under the 1993 Stock Option Plan were valued at their total fair market value based on the market price of the common stock at the date of exercise. In addition, Mr. Witteveen reimbursed the Company in cash for the tax withholding related to the exercise.

In October 2005, Mr. Witteveen exercised his remaining 640,000 options under the terms of the 1993 Stock Option Plan. In connection with the exercise, Mr. Witteveen remitted payment to the Company for the exercise of the options and an additional sum to pay for his estimated tax withholding.

None of our executive officers exercised any stock options during 2005.

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

Options are exercisable by the holder subject to terms fixed by the Compensation Committee. An option will be exercisable immediately upon the occurrence of any of the following (but in no event subsequent to the expiration of the term of an option):

(1) (2) (3)	the holder’s retirement on or after attainment of age 65; the holder’s disability or death; or special circumstances or events as the Compensation Committee determines merits special consideration.

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

However, all options held by an option holder will terminate immediately if the termination is for cause, including but not limited to violation of the holder’s duties. If cessation of employment or service is due to retirement on or after attainment of age 65, disability or death, the option holder or the holder’s successor-in-interest, as the case may be, is permitted to exercise any option within three months of retirement or within six months of disability or twelve months of death. Shares subject to options granted under the 2004 Stock Option Plan which expire, terminate or are cancelled without having been exercised in full become available again for option grants.

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

As of December 31, 2005, a total of 350,000 options, 274,999 of which are exercisable, were held by 4 persons under the 2004 Stock Option Plan.

Previously, we maintained a 1993 Stock Option Plan for Executive Officers and Directors, which is discussed below.

1993 Stock Option Plan

No options may be granted under the 1993 Stock Option Plan more than 10 years after the adoption of the Stock Option Plan, which period expired in March 2003. Our 1993 Stock Option Plan for Executive Officers and Directors was adopted by our Board of Directors and approved by the stockholders in March 1993. A total of 6,000,000 shares of common stock were reserved for issuance under the 1993 Stock Option Plan. Options could have been granted under the 1993 Stock Option Plan to executive officers and Directors of Interpool or a subsidiary (including any executive consultant of Interpool and its subsidiaries), whether or not they were employees. As of December 31, 2005, 2,663,063 options were issued and outstanding under the 1993 Stock Option Plan, all of which are exercisable by 15 persons.

Effective January 1, 2004 the Compensation Committee began to administer the 1993 Stock Option Plan. During 2003, the 1993 Stock Option Plan was administered by a committee of the Board of Directors consisting of Martin Tuchman and Peter Halstead, Directors.

The 1993 Stock Option Plan does not require that the members of the Compensation Committee be “disinterested persons” within the meaning of Rule 16b-3, as from time to time amended, under the Securities Exchange Act of 1934. The Compensation Committee has the authority, within limitations as set forth in the 1993 Stock Option Plan, to establish rules and regulations concerning the 1993 Stock Option Plan. In addition, the Compensation Committee has the authority, subject to the terms of the 1993 Stock Option Plan, to determine the appropriate adjustments in the terms of each outstanding option in the event of a change in the common stock or our capital structure.

Options are exercisable by the holder subject to terms fixed by the Compensation Committee. No option can be exercised until at least six months after the date of grant. However, an option will be exercisable immediately upon the occurrence of any of the following (but in no event during the six-month period following the date of grant or subsequent to the expiration of the term of an option):

(1) (2) (3)	the holder’s retirement on or after attainment of age 65; the holder’s disability or death; or special circumstances or events as the Compensation Committee determines merits special consideration.

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

2004 Directors Plan

Our 2004 Nonqualified Stock Option Plan for Non-Employee, Non-Officer Directors was adopted by our Board of Directors on November 3, 2004 and approved by our stockholders at our 2004 Annual Meeting. A total of 250,000 shares of common stock have been reserved for issuance under the 2004 Directors Plan. The exercise price per share is the fair market value of our common stock on the grant date. The options granted pursuant to the 2004 Directors Plan may be exercised at the rate of one-third of the shares on the first anniversary of the options’ grant date, one-third of the shares on the second anniversary of the options’ grant date and one-third of the shares on the third anniversary of the options’ grant date, subject to applicable, holding periods required under rules of the Securities and Exchange Commission. Options granted pursuant to the 2004 Directors Plan expire ten years from their grant date. In the event of disability or death of a director, the option must be exercised prior to the expiration of the term of the option and within six months of the option holder’s disability or within twelve months of the option holder’s death. In the event of resignation of a director, the option must be exercised within ten days of the date of resignation.

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

As of December 31, 2005, a total of 120,000 options, 30,000 of which are exercisable, were held by 6 persons under the 2004 Directors Plan.

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

Under the 1993 Directors’ Plan, a holder may pay the exercise price in cash, by check, by delivery to us of shares of common stock already owned by the holder, or, subject to approval by the Compensation Committee, in shares issuable in connection with the option, or by such other method as the Compensation Committee may permit from time to time.

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

As of December 31, 2005, a total of 45,000 options were issued and outstanding under the 1993 Directors Plan. These options were held by three directors and all are exercisable.

401(k) Plan

We have adopted a deferred savings plan which is intended to qualify under Section 401(k) of the Code. All our employees who are based in the United States are eligible to participate in the 401(k) Plan. Each participant may elect to contribute up to 6% of such participant’s compensation on a pre-tax basis for which the Company makes matching contributions equal to 75% of the participant’s contribution. In addition, participants can elect to make additional unmatched contributions to the 401(k) Plan up to an additional 9% of the participant’s compensation. Such salary deferral contributions are 100% vested at all times. Amounts credited to a participant’s account are distributed to the participant at the earliest of (1) the termination of his or her employment with us, (2) a requested withdrawal after age 59 1/2 or upon evidence of disability or (3) a requested withdrawal due to financial hardship. The 401(k) Plan administrator may authorize loans from the 401(k) Plan to participants in a manner which is uniform and nondiscriminatory. Under the Code, salary deferral contributions are not taxable to the employee until the amounts are distributed to the employee, and all matching contributions are tax deductible to us. The 401(k) Plan provides for the making by us of any matching or profit sharing contributions to the 401(k) Plan, in the form of shares of common stock of Interpool.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2005, Mr. Tuchman participated in deliberations of our Board of Directors concerning executive officer compensation. Mr. Tuchman did not participate in discussions regarding his own compensation.

Employment Agreements With Named Executive Officers

We have an employment agreement with Martin Tuchman which currently expires on December 31, 2012, except that on each January 1, the expiration date is automatically extended for an additional year unless we or Mr. Tuchman give written notice of an election not to extend beyond the end of the then current seven-year term. Notice of any election not to extend the expiration date must be delivered not less than six months prior to the next occurring January 1.

As compensation for the services to be rendered under his employment agreement, Mr. Tuchman will be paid an annual base salary of $1,039,464 in 2006. The base salary under the employment agreement increases by a minimum of 5% each year. In addition, Mr. Tuchman is entitled to receive an annual bonus equal to 2% of the amount of any increase in our net income during the year from its net income during the preceding year.

As described below, Mr. Tuchman is entitled, under the terms of his employment agreement and under the bonus plan approved by our Compensation Committee in 2000, to receive a performance bonus each year based upon several factors, including the amount of any increase in our net income over the previous year’s net income and, if applicable, for any increase over the highest net income previously reported by the Company. Because our 2004 net income was lower than our net income in 2003, Mr. Tuchman did not earn a bonus for 2004 based upon these measures. The Compensation Committee noted, however, that our 2004 net income was adversely affected by a non-cash expense in the amount of $49,222,339 resulting from an increase during the fourth quarter of 2004 in the fair value of our common stock purchase warrants issued in September 2004, as described elsewhere in this report, and that without this expense our 2004 net income would have been $57,650,843, representing the highest net income ever reported by the Company. It also noted that, when all accounting conditions are met by the Company, the valuation of these warrants would be reclassified to equity without affecting net income, the measurement used to compensate Mr. Tuchman under the plans discussed above. Although this expense was required by generally accepted accounting principles, the members of the Compensation Committee concluded that Mr. Tuchman should receive a discretionary bonus reflecting Interpool’s profitable operations and other accomplishments during 2004, notwithstanding the adverse effect on net income of the non-cash expense relating to the warrants. Accordingly, the Compensation Committee agreed to pay Mr. Tuchman a discretionary bonus for 2004 in the amount of $1,861,025, which represented the amount of the additional bonuses to which Mr. Tuchman would have been entitled under the terms of his employment agreement and under his bonus plan if our 2004 net income had not been adversely affected by the warrant expense. This discretionary bonus, together with a bonus in the amount of $406,467 which Mr. Tuchman earned for 2004 under the terms of the bonus plan based upon increases in the market price of Interpool’s common stock during 2004, was paid to Mr. Tuchman in cash during the first quarter of 2005. The Compensation Committee and Mr. Tuchman also agreed that Mr. Tuchman’s eligibility in 2005 and thereafter for bonuses based on any future increases in our net income would be measured against adjusted net income for 2004 of $57,650,843. In addition, because no bonus had been paid to Mr. Tuchman for 2003, during 2004 the Compensation Committee awarded Mr. Tuchman an additional discretionary bonus of $350,000 in recognition of Mr. Tuchman’s efforts on the Company’s behalf during 2003 and 2004.

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

In addition to the compensation (including bonuses) provided for under his employment agreement, as more fully described above, Mr. Tuchman also receives bonuses under a bonus plan the Compensation Committee of our Board of Directors adopted effective January 1, 2000, with three measures of incentive bonus performance: (1) increase in stock price; (2) increase in net income over the highest previous year; and (3) maintaining an investment grade debt rating. Based upon the plan as adopted, Mr. Tuchman received additional bonuses for 2005, 2004 and 2003 in amounts of $1,810,550, $406,467 and $751,041, respectively.

Increase in Net Income: To the extent that our net income exceeds that of the highest previous year, a bonus equal to 10% of the increase is to be paid to our Chief Executive Officer. No bonus was paid to Mr. Tuchman in respect to this performance measure for 2005, 2004 or 2003.

Investment Grade Rating: Our Chief Executive Officer is entitled to a bonus of $100,000 for each year in which we maintain an investment grade debt rating by either Moody’s or Standard and Poor’s at year-end. No bonus under this performance measure was awarded in 2005, 2004 or 2003.

Increased Stock Price: To the extent our average stock price for a year exceeds the highest average stock price for any prior year, our Chief Executive Officer will receive a bonus in the amount of 1.5% of the increase in our average aggregate market capitalization (the product of the increase in the average stock price times the weighted average of outstanding shares plus the dilutive effect of options). Because our 2005 average stock price exceeded the previous “high water mark,” a bonus in the amount of $1,810,550 was awarded to Mr. Tuchman for 2005 under this performance measure. Because our 2004 average stock price exceeded the previous “high water mark,” a bonus in the amount of $406,467 was awarded to Mr. Tuchman for 2004 under this performance measure. No bonus under this performance measure was awarded in 2003.

We have entered into an employment agreement with Arthur L. Burns, Executive Vice President, General Counsel and Director of the Company. Mr. Burns’s employment agreement with the Company became effective on July 1, 2004 and currently expires on October 16, 2006, except that on October 17, 2006 and on each three year anniversary of such date, the term shall be automatically extended for an additional three year period, unless the Company or Mr. Burns shall have given written notice of intention not to renew 180 days prior to the expiration of the then current term. During 2005, Mr. Burns was paid an annual base salary of $393,750, participated in all Company fringe benefits programs, and was entitled to receive a target bonus in the amount of $125,000 upon the successful completion of performance objectives as determined from time to time. Additional discretionary bonuses may be paid in such amounts as shall be determined at the sole discretion of the Compensation Committee. Commencing as of January 1, 2005 and on each subsequent January 1, Mr. Burns’s salary and target bonus shall be either maintained or adjusted upwards as determined in the sole discretion of the Compensation Committee. In addition, Mr. Burns is reimbursed for all transition expenses through June 30, 2005 and will receive up to $100,000 in transition expenses thereafter in lieu of relocation expenses should he elect not to relocate. In the event that the Company terminates the employment agreement during the term for any reason other than cause or disability or elects not to renew Mr. Burns’s employment agreement or if Mr. Burns terminates the employment agreement for good reason (which, as defined in the employment agreement, would include a change of control of the Company), Mr. Burns is entitled to a severance payment in an amount equal to 36 months of his then current base salary and target bonus and continued paid participation in all health, life and disability insurance programs offered by the Company to all employees. In the event of a change of control, the obligations of the Company under the employment agreement, including severance obligations shall expire no earlier than 36 months following the change of control. In addition, the Company granted Mr. Burns stock appreciation rights to 150,000 shares of common stock at a price of $14.05 per share, pursuant to which Mr. Burns would have been entitled to receive an amount equal to any appreciation in the Company’s common stock market value. The stock appreciation rights vested as of January 15, 2005. In November 2005 the Company exercised its right to substitute common stock options under the same terms and conditions of the stock appreciation rights and agreed to pay Mr. Burns an amount equal to the difference between the common stock closing price on November 18, 2005 and the grant price of the stock appreciation rights. The common stock options are exercisable by Mr. Burns at any time prior to the expiration of the earlier of 10 days following the termination of Mr. Burns (except that the ten day period shall not apply in the event of a termination by the Company without cause, executive disability or termination by Mr. Burns for good reason) or June 30, 2014. Upon the termination of the employment agreement and payment of the severance payment, Mr. Burns has agreed not to compete with the Company, directly or indirectly, for a period of one year.

We have entered into an employment agreement with James F. Walsh, Executive Vice President and Chief Financial Officer of the Company. Mr. Walsh’s employment agreement dated July 1, 2004, as amended in July, 2005, currently expires on November 16, 2006, provided, however, that the term shall automatically be extended for an additional one year period unless either the Company or Mr. Walsh shall have given written notice of intention not to renew 180 days prior to the expiration of the then current term. During 2005, Mr. Walsh was paid an annual base salary of $315,000, participated in all Company related fringe benefit programs, and was entitled to receive a target bonus in the amount of $165,000 upon the successful completion of performance objectives as determined from time to time. Additional discretionary bonuses may be paid in such amounts as shall be determined at the sole discretion of the Compensation Committee. Commencing as of January 1, 2005 and on each subsequent anniversary date, Mr. Walsh’s salary and target bonus shall either be maintained or adjusted upwards as determined in the sole discretion of the Compensation Committee. In addition, Mr. Walsh is reimbursed for all transition expenses in lieu of relocation expenses should he elect not to relocate. In addition, the Company granted Mr. Walsh stock appreciation rights to 25,000 shares of common stock at a price of $14.05 per share, pursuant to which Mr. Walsh would have been entitled to receive an amount equal to any appreciation in the Company’s common stock market value. In November 2005 the Company exercised its right to substitute common stock options under the same terms and conditions of the stock appreciation rights and agreed to pay Mr. Walsh an amount equal to the difference between the common stock closing price on November 18, 2005 and the grant price of the stock appreciation rights. The common stock options, of which 16,666 are vested, and the remaining 8,334 are scheduled to vest on December 31, 2006, are exercisable by Mr. Walsh at any time prior to the expiration of the earlier of 10 days following the termination of Mr. Walsh (except that the ten day period shall not apply in the event of a termination by the Company without cause, executive disability or termination by Mr. Walsh for good reason) or June 30, 2014. In the event that the employment agreement is terminated during the term by either the Company for any reason other than cause or disability or by Mr. Walsh for good reason, Mr. Walsh shall be entitled to a severance payment in an amount equal to 24 months of his then current salary and target bonus and continued paid participation in all Company health, disability and life insurance programs. In the event of a change of control, the obligations of the Company under the employment agreement, including severance obligations, shall expire no earlier than 24 months following the change of control. If the Company does not renew Mr. Walsh’s employment agreement following a change in control, Mr. Walsh is entitled to a severance payment equal to his then current base salary and target bonus. Upon the termination of the employment agreement and payment of the severance payment, Mr. Walsh has agreed not to compete with the Company, directly or indirectly, for a period of one year.

We have entered into an employment agreement with Richard W. Gross, Executive Vice President of the Company and Chief Operating Officer of Interpool Limited. Mr. Gross’s employment agreement with the Company became effective on July 1, 2004 and currently expires on October 14, 2006, provided, however, that the term shall automatically be extended for an additional one year period unless either the Company or Mr. Gross shall have given written notice of intention not to renew 180 days prior to the expiration of the then current term. During 2005, Mr. Gross was paid an annual base salary of $315,000, participated in all Company related fringe benefit programs, and was entitled to receive a target bonus in the amount of $160,000 upon the successful completion of performance objectives as determined from time to time. Additional discretionary bonuses may be paid in such amounts as shall be determined at the sole discretion of the Compensation Committee. Commencing on January 1, 2005 and on each subsequent anniversary date, Mr. Gross’s salary and target bonus shall either be maintained or adjusted upwards in the sole discretion of the Compensation Committee. In addition, the Company granted Mr. Gross stock appreciation rights to 100,000 shares of common stock at a price of $14.05 per share, pursuant to which Mr. Gross would have been entitled to receive an amount equal to any appreciation in the Company’s common stock market value. The stock appreciation rights vested as of October 15, 2005. In November 2005 the Company exercised its right to substitute common stock options under the same terms and conditions of the stock appreciation rights and agreed to pay Mr. Gross an amount equal to the difference between the common stock closing price on November 18, 2005 and the grant price of the stock appreciation rights. The common stock options are exercisable by Mr. Gross at any time prior to the expiration of the earlier of 10 days following the termination of Mr. Gross (except that the ten day period shall not apply in the event of a termination by the Company without cause, executive disability or termination by Mr. Gross for good reason) or June 30, 2014. In the event that the employment agreement is terminated during the term by either the Company for any reason other than cause or disability or by Mr. Gross for good reason, Mr. Gross shall be entitled to a severance payment in an amount equal to 24 months of his then current salary and target bonus and 24 months continued paid participation in all Company health, disability and life insurance programs. In the event of a change of control, the obligations of the Company under the employment agreement including severance obligations shall expire no earlier than 24 months following the change of control. If the Company does not renew Mr. Gross’s employment agreement following a change in control, Mr. Gross is entitled to a severance payment equal to his then current salary and target bonus. Upon the termination of the employment agreement and payment of the severance payment, Mr. Gross has agreed not to compete with the Company, directly or indirectly, for a period of one year.

In October 2004, we entered into an employment agreement with Herbert Mertz, Executive Vice President of the Company and Chief Operating Officer of Trac Lease for the period commencing on January 1, 2005 and expiring on December 31, 2005. During 2005 Mr. Mertz was paid an annual base salary of $288,750, participated in all Company related fringe benefit programs and earned a bonus in the amount of $375,000 for the successful completion of performance objectives. In July 2005, Mr. Mertz’s employment agreement was extended for an additional one year term which commenced on January 1, 2006 and will expire on December 31, 2006, provided, however, that the term shall automatically be extended for an additional one year period unless either the Company or Mr. Mertz shall have given written notice of intention not to renew 180 days prior to the expiration of the then current term. During 2006, Mr. Mertz will be paid an annual base salary of $300,000, participate in all Company related fringe benefit programs, and receive a target bonus in the amount of $160,000 upon the successful completion of performance objectives as determined from time to time. Additional discretionary bonuses may be paid in such amounts as shall be determined at the sole discretion of the Compensation Committee. Commencing on January 1, 2007 and on each subsequent anniversary date, Mr. Mertz’s salary and target bonus shall either be maintained or adjusted upwards in the sole discretion of the Compensation Committee. In addition, the Company granted Mr. Mertz 50,000 common stock options, pursuant to the Company’s 2004 Stock Option Plan for Executive officers, vesting in installments through 2007. In the event that the employment agreement is terminated during the term by either the Company for any reason other than cause or disability or by Mr. Mertz for good reason, Mr. Mertz shall be entitled to a severance payment in an amount equal to 24 months of his then current salary and target bonus and continued paid participation in all Company health, disability and life insurance programs. In the event of a change of control, the obligations of the Company under the employment agreement, including severance obligations, shall expire no earlier than 24 months following the change of control. If the Company does not renew Mr. Mertz’s employment agreement following a change in control, Mr. Mertz is entitled to a severance payment equal to his then current base salary and target bonus. Upon the termination of the employment agreement and payment of the severance payment, Mr. Mertz has agreed not to compete with the Company, directly or indirectly, for a period of two years.

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

On October 9, 2003, Raoul Witteveen, who had served as our President and Chief Operating Officer, resigned as an employee, officer and director of the Company and its affiliates. At the time of his resignation, we and Mr. Witteveen reached an understanding regarding the severance and other principal terms that would be set forth in a separation agreement to be entered into between us and Mr. Witteveen. Under the terms agreed upon, Mr. Witteveen received an amount equal to his full 2003 annual base salary ($632,835) for each year through October 9, 2005 as well as health, life, disability and accident insurance and reimbursements through the same date. Mr. Witteveen was provided with an office allowance, an allowance for an executive assistant, and an automobile allowance, in each case through October 9, 2004. The cost to us of these continued benefits to the former executive was approximately $211,000. It was also agreed that Mr. Witteveen’s outstanding stock options, all of which were fully vested as of the date of his resignation, would be exercisable until October 9, 2005, and that Mr. Witteveen’s future sale of common stock would be subject to certain volume restrictions and a right of first refusal on the part of Interpool and its affiliates. As part of the separation agreement, Mr. Witteveen agreed not to engage in a competing business, either directly or indirectly, for a period of two years from his resignation date. In connection with Mr. Witteveen’s separation agreement, Mr. Witteveen’s prior employment agreement (which would have continued until 2010) was terminated and Mr. Witteveen relinquished his rights thereunder. A definitive separation agreement incorporating these terms was executed on August 10, 2004.

In January 2005, in response to a recent change in United States tax laws potentially affecting future payments to be made to Mr. Witteveen under his separation agreement, we and Mr. Witteveen entered into a modification to his separation agreement pursuant to which, in lieu of the remaining monthly payments through October 2005 and other amounts to which Mr. Witteveen would have been entitled under his original separation agreement, we paid him a lump sum of $467,473. To secure the performance of his future obligations to us under the separation agreement, Mr. Witteveen pledged to us a total of 22,114 shares of our common stock (having a market value at that time of approximately $520,000). Such pledged shares were released to Mr. Witteveen in installments through October 2005, based on his continued compliance with his obligations under the modified separation agreement.

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

On January 2, 2003, the Company granted to 12 eligible employees 139,067 shares of restricted stock that had a fair value of $16.83 per share at the grant date, 4,641 of which vest over a five year period, 74,019 vest over a ten year period and 60,407 were forfeited. During the fourth quarter 2003, in accordance with the terms of the separation agreement with the Company’s previous President and Chief Operating Officer, 60,407 unvested shares were forfeited.

On January 2, 2004, the Company granted to 17 eligible employees 27,259 shares of restricted stock that had a fair value of $13.60 per share at the grant date, 7,301 of which vest over a five year period and 19,958 vest over a ten year period. During the first quarter 2004, our Chief Executive Officer elected to voluntarily relinquish his entire 2002 bonus including 60,407 unvested shares of restricted stock.

In September 2004, the Board of Directors terminated the Deferred Bonus Plan. All stock previously issued under the Deferred Bonus Plan will continue to be subject to the terms of the Deferred Bonus Plan. However, future bonuses will not be subject to the terms of the Deferred Bonus Plan.

Compensation expense related to the deferred bonus plan for the years ended December 31, 2005, 2004 and 2003 was $112,000, $85,000 and $140,000, respectively and is included in administrative expenses in the accompanying Consolidated Statements of Income. The unamortized deferred compensation remaining in stockholders equity at December 31, 2005 was approximately $442,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the Company’s common stock as of March 1, 2006 by certain beneficial owners, each of the Company’s directors, certain executive officers and all executive officers and directors as a group.

Name of Beneficial Owner Officers and Directors:	Number of Shares (1)	Options Exercisable Within 60 Days	Percentage Of Class (1)
Martin Tuchman (2)(3)
Arthur L. Burns
Warren L. Serenbetz, Jr. (4)(5)(6)(11)
Peter D. Halstead
Clifton H. W. Maloney
Joseph J. Whalen
William J. Shea, Jr.
Michael S. Mathews
William A. Geoghan (7)
Herbert Mertz (7)
Richard W. Gross (7)
Brian Tracey
James F. Walsh (7)
Christopher N. Fermanis (7)
Hiro Ogawa
Allen M. Olinger (7)
Executive officers and directors as a
group (16 persons, as of March 1, 2006)
Other Stockholders:
Hickory Enterprises, L.P. (8)(9)
165 Signal Hill North
Wilton, CT 06897
Raoul J. Witteveen (10)
   Surinamesttaat 37
  2585 CH The Hague
   The Netherlands
Warren L. Serenbetz (4)(5)(6)(12)
   695 West Street
   Harrison, NY 10528
Paul H. Serenbetz (4)(5)
   12 Howard Avenue
   New Haven, CT 06519
Stuart W. Serenbetz (4)(5)
   Stonebridge Development Corp.
   6 Hickory Drive
   Stamford, CT 06902
Clay R. Serenbetz(4) (5)
   695 West Street
   Harrison, NY 10528
The Chartres Limited Partnership (13)
   c/o Interpool, Inc.
   633 Third Avenue
   New York, NY 10017
Other Stockholders as a group
*Less than 1%	9,260,674 360,008 478,726 72,500 20,000 42,500 5,000 5,000 9,471 59,467 102,664 1,914 25,004 2,144 2,500 1,278 10,448,850 4,471,390 4,427,549 741,142 291,756 292,096 292,646 90,000 10,606,579	2,280,000 246,563 5,000 65,000 20,000 42,500 5,000 5,000 7,500 57,500 100,000 0 24,999 0 0 0 2,859,062 0 0 0 0 0 0 0 0	30.09% 1.25% 1.68% * * * * * * * * * * * * * 33.32% 15.69% 15.53% 2.60% 1.02% 1.02% 1.03% * 37.22%

_________________

(1)	Includes shares subject to options which are exercisable within 60 days. The percentage of class is calculated on the basis of an assumption that only the named individual exercised all of his options. Does not include the following options not exercisable within 60 days: Herbert Mertz; 50,000; James Walsh, 25,001; Peter D. Halstead, 15,000; Joseph J. Whalen, 15,000; Clifton H. W. Maloney, 15,000; Michael S. Mathews, 15, 000; William J. Shea, Jr., 15,000; Warren L. Serenbetz, Jr., 15,000. Does not include shares which could be issued upon conversion in connection with holdings of the Company’s 9.25% Convertible Redeemable Subordinated Debentures with a conversion price of $25.00 per share. Conversion of the holdings of the Debentures would result in a share issuance as follows: Martin Tuchman 80,000 shares; Warren L. Serenbetz and related entities and family members 106,906 shares; Arthur Burns 9,600 shares; Peter Halstead 1,000 shares; Joseph Whalen 8,000 shares; Clifton Maloney 2,000 shares; Richard W. Gross 8,000 shares; and Herbert Mertz 2,400 shares.
(2)	The business address of Mr. Tuchman is 211 College Road East, Princeton, New Jersey 08540.
(3)	Includes 6,725,672 shares directly held by Mr. Tuchman; 8,668 shares held by a pension plan f/b/o Mr. Tuchman; 46,619 shares held by a revocable grantor trust of which Mr. Tuchman is the grantor and trustee and Mr. Tuchman’s brother is the beneficiary; 7,000 shares held by the Tuchman Foundation; 5,797 shares representing Mr. Tuchman’s 51.3% interest in shares held by Kingstone Capital Group, LLC, a New Jersey limited liability company; 1,500 shares held by a pension plan f/b/o Mr. Tuchman’s wife; 182,381 shares held by Princeton International Properties, Inc., a New Jersey corporation owned by Mr. Tuchman and his wife; and 3,037 shares held by Mr. Tuchman’s wife.
(4)	Does not include Mr. Serenbetz’s interest in shares held by Hickory described in footnote (8) below.
(5)	Each of Warren L. Serenbetz, Jr., Paul H. Serenbetz, Stuart W. Serenbetz and Clay R. Serenbetz is a son of Warren L. Serenbetz. None of Mr. Serenbetz’s sons are minors.
(6)	At the stockholder meeting on December 15, 2004, Warren L. Serenbetz, Jr. was elected to the Board of Directors. Warren L. Serenbetz, who previously served as a director, did not stand for re-election to the board.
(7)	Includes indirect beneficial ownership of shares held by immediate family members.
(8)	In 1994, Hickory Enterprises, L.P., a Delaware limited partnership (“Hickory”) was formed. Warren L. Serenbetz contributed shares of the Company’s common stock in exchange for a limited partnership interest in Hickory. Each of Warren L. Serenbetz, Jr., Stuart W. Serenbetz, Paul H. Serenbetz and Clay R. Serenbetz contributed shares of the Company’s common stock in exchange for a general partnership and limited partnership interest in Hickory. Each of the four general partners in Hickory has one vote in matters before Hickory. Warren L. Serenbetz, as solely a limited partner, does not have any voting rights or rights to participate in the management or operations of Hickory.
(9)	Includes 117,000 shares held by an exchange fund as to which Hickory Enterprises retains certain voting rights.
(10)	Includes 3,467,730 shares directly held by Mr. Witteveen; 101,210 shares held by an exchange fund as to which Mr. Witteveen retains certain voting rights; 1,500 shares of which Mr. Witteveen’s wife is the record owner; and 1,989 shares representing Mr. Witteveen’s interest in shares held by Kingstone Capital Group, LLC, a New Jersey limited liability company.
(11)	Includes 182,380 shares held by the Radcliff Group, Inc. and 1,200 shares owned by family members.
(12)	The Warren L. Serenbetz Revocable Trust, of which Warren L. Serenbetz is the trustee, is the record owner of these shares of the Company’s common stock. The beneficiaries of the Warren L. Serenbetz Revocable Trust are members of the immediate family of Warren L. Serenbetz.
(13)	On February 1, 1995, Arthur L. Burns entered into an Agreement of Limited Partnership pursuant to which Mr. Burns contributed 90,000 shares of restricted common stock to The Chartres Limited Partnership (“Chartres”), in exchange for a 98% limited partnership interest in Chartres. Each of Meredith K. Burns and Kristin M. Reynolds, daughters of Arthur L. Burns, are the other limited partners and the general partners of Chartres. Limited partners do not have any voting rights or rights to participate in the management or operation of Chartres.

Equity Compensation Plan Information

The following presents equity compensation plan information as of December 31, 2005. This table does not include shares issuable under the Deferred Bonus Plan (the “Bonus Plan”) as outlined in Note 16 to the Consolidated Financial Statements. In September 2004, the Board of Directors terminated the Bonus Plan. All stock previously granted under the Plan will continue to be subject to the terms of the Plan.

Plan Category Equity compensation plans approved by security holders Equity compensation plans not approved by security holders Total	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights 3,178,063 ----- ________ 3,178,063	(b) Weighted-average exercise price of outstanding options, warrants and rights $11.75 ----- _________ $11.75	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) 1,280,000 ----- ___________ 1,280,000

For a description of these plans see Item 10 and Note 14 to the Consolidated Financial Statements.

Rule 10b5-1 Trading Plans

In March 2005, Mr. Tuchman, our Chief Executive Officer, adopted a personal trading plan as part of a long-term strategy for asset diversification and liquidity, in accordance with the Securities and Exchange Commission’s Rule 10b5-1. Under the plan, up to 153,000 shares of common stock Mr. Tuchman currently owns may be systematically sold at market prices on sale dates beginning April 18, 2005 in daily amounts predetermined by the plan. Mr. Tuchman’s 10b5-1 plan terminates on the date on which all the shares subject to the plan have been sold, or on April 20, 2006, whichever occurs first.

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

Effective as of July 1, 2001, we restructured our relationship with The Ivy Group and its principals to provide us with managerial control over these 6,047 chassis. As a result of the restructuring, the partners of The Ivy Group contributed these 6,047 chassis and certain other assets and liabilities to our newly formed subsidiary, Chassis Holdings I, LLC, in exchange for $26.0 million face value of preferred membership units and 10% of the common membership units, and Trac Lease contributed 902 chassis and two thousand dollars in cash to Chassis Holdings in exchange for $3.0 million face value of preferred membership units and 90% of the common membership units. The preferred membership units are entitled to receive a preferred return prior to the receipt of any distributions by the holders of the common membership units. The value of the contributed chassis was determined by taking the arithmetic average of the results of independent appraisals performed by three nationally recognized appraisal firms that were engaged by us in connection with our establishment of a chassis securitization facility in July 2000. As the managing member of Chassis Holdings, Trac Lease exercises sole managerial control over the entity’s operations. Chassis Holdings leases all of its chassis to Trac Lease at a rental rate equal to the then current Trac Lease fleet average per diem. Chassis Holdings and the holders of the preferred membership units are party to a Put/Call Agreement, which provides that the holders of preferred units may put such units to Chassis Holdings under certain circumstances and Chassis Holdings has the right to redeem such units under certain circumstances. Chassis Holdings will be required to make certain option payments to the holders of the preferred membership units in order to preserve its right to redeem such units. Dividends paid on the common units and distributions on the preferred units totaling $3.1 million, $3.1 million, and $2.9 million for 2005, 2004 and 2003, respectively, are included in minority interest expense in the accompanying consolidated statement of income.

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

Eurochassis L.P. Transactions

Eurochassis L.P., a New Jersey limited partnership in which Raoul J. Witteveen, our former President and a major stockholder, is one of the limited partners and the general partner, leases 100 chassis to Trac Lease, a subsidiary of Interpool. Annual lease expense amounted to $78,000, $86,000, and $91,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The annual lease term renews automatically unless cancelled or renewed upon renegotiated lease rate terms by either party prior to the first day of the renewal period. The members of the Board of Directors have unanimously determined that the terms of all arrangements between Eurochassis L.P. and Trac Lease are beneficial and fair to the Company.

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

Bank Loans

In April 2003 and August 2003 we borrowed $16,000,000 and $7,000,000, respectively, from Yardville National Bank, a subsidiary of an entity in which our Chief Executive Officer owns approximately five percent of the common stock and serves on the Executive Committee of the Board of Directors. The term of the $16,000,000 loan was three years. Thirty-four fixed monthly principal payments of $250,000 commencing May 25, 2003 were due with a final principal payment of $7,500,000 due on March 25, 2006. Interest, at an initial rate of 4.25%, was adjusted monthly to the prime rate as published in the Wall Street Journal subject to a 4% minimum and 5% maximum per annum rate.

The term of the $7,000,000 loan was five years. Fifty-nine fixed monthly principal payments of $75,000 commencing September 7, 2003 were due with a final principal payment of $2,575,000 due on August 7, 2008. Interest, at an initial rate of 4% was adjusted monthly to the prime rate as published in the Wall Street Journal subject to a 4% minimum and 6% maximum per annum rate.

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

In addition to our borrowings from Yardville National Bank, beginning in May 2000 Yardville National Bank provided a revolving line of credit to our subsidiary PCR. The line of credit was initially $2,500,000 and was increased to $5,000,000 in July 2000 (upon termination of a similar line of credit provided to our subsidiary Microtech). The interest rate was Yardville National Bank’s base interest rate minus 0.5%. Advances under this line of credit were secured by a first lien on PCR’s business assets. In connection with our sale of our interest in PCR in December 2001, Yardville National Bank released its security interest in PCR’s assets and reduced the amount of the line to $3,000,000. At the same time, we provided a guarantee of this line of credit on PCR’s behalf. In March 2002, the amount of the credit line was further reduced to approximately $1,650,000, the balance then outstanding, and, at our request, Yardville National Bank terminated our guarantee and accepted in lieu thereof a guarantee from certain of our officers and directors. The PCR line of credit was renewed and increased to $2,000,000 in September 2002.

During November 2004, all outstanding borrowings from Yardville National bank were paid in full.

Fathom Co., LTD Agency Fees

We paid Fathom Co., LTD (“Fathom”), our local representative in Taiwan, $116,400 for each of the years ended December 31, 2005, 2004 and 2003 to represent us with the Taiwan depots that store and repair damaged containers and to provide customer support. Fathom is owned by a Regional Vice President of Interpool Limited (who is not an executive officer of the Company) and members of his family. Management has determined that the fee for these services between Fathom and Interpool Limited were beneficial and fair to the Company. The arrangement with Fathom was terminated as of February 28, 2006. Effective March 1, 2006, the services previously provided by Fathom were undertaken by a Taiwan branch office of a wholly owned subsidiary of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accounting Fees and Services

The following table sets forth the aggregate fees billed to the Company by KPMG for professional services rendered for the fiscal year ended December 31 of the year indicated:

Audit Fees (1) Audit Related (2) Tax Services-Compliance Other Fees Total Fees	2005 $2,195,000 $ 283,000 $ 165,800 0 ------------- $2,643,888 ========	2004 $ 2,225,000 --- $ 10,000 0 -------------- $ 2,235,000 =========

_________________

(1)           Includes services relating to audit of the annual consolidated financial statements included in our Annual Report on Form 10-K, the review of interim financial information included in our quarterly reports on Form 10-Q and the audit of internal controls over financial reporting.

(2)           "Audit-Related Fees" include fees paid for the professional services rendered in connection with SEC filings.

All fees described above under Audit-Related Fees and Tax Fees were approved by our Audit Committee or by the chairman of our Audit Committee.

All Other Fees

There were no fees billed by our independent auditors during the years ended December 31, 2005 and 2004 for products and services, other than the services rendered in connection with the audit of the annual consolidated financial statements included in our Annual Report on Form 10-K, the review of interim financial information included in our quarterly reports on Form 10-Q and services primarily related to consultation on tax planning matters.

Relationship with Independent Registered Public Accounting Firm

In accordance with policies adopted by our Audit Committee, all non-audit related services to be performed by our independent registered public accounting firm must be approved in advance by our Audit Committee or by the chairman of our Audit Committee. However, no pre-approval is required with respect to the provision of a non-audit service if (i) the aggregate amount of all non-audit services constitutes not more than 5% of the total amount of revenues we have provided to the auditors during the fiscal year in which the non-audit services are provided; (ii) we did not recognize such services at the time of the engagement to be non-audit services; and (iii) such services are promptly brought to the attention of our Audit Committee and approved prior to the completion of the audit by our Audit Committee or the chairman of our Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

INTERPOOL, INC.

Report of Independent Public Accountants
Consolidated Balance Sheets—At December 31, 2005 and 2004
Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable regulations of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) EXHIBITS

3.1	—	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

3.2	—	Form of Restated Bylaws of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

4.1	—	Form of Certificate representing the Common Stock (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

4.2	—	Form of Indenture between the Company and The Bank of New York, as trustee, relating to the 9.25% Convertible Redeemable Subordinated Debentures (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

4.3	—	Form of First Supplemental Indenture between the Company and The Bank of New York, as trustee, relating to the 9.25% Convertible Redeemable Subordinated Debentures (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

4.4	—	Indenture between the Company and United States Trust Company of New York, as Trustee, related to the 7.35% Notes dated July 29, 1997 (incorporated herein by reference to the Company's Current Report on Form 8-K, filed July 29, 1997).

4.5	—	Indenture between the Company and United States Trust Company of New York, as trustee, related to the 7.20% Notes, dated August 5, 1997 (incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-38705)).

4.6	—	Indenture between the Company and IBJ Schroeder Bank & Trust Company, as Trustee, related to the Junior Subordinated Debt Securities dated January 27, 1997 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1996).

4.7	—	First Supplemental Indenture between the Company and IBJ Schroeder Bank & Trust Company, as Trustee, related to the 9-7/8% Series A and Series B Junior Subordinated Deferrable Interest Debentures dated January 27, 1997 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1996).

4.8	—	Indenture dated as of September 14, 2004, between the Company and US Bank, as trustee relating to the 6.0% Notes (incorporated by reference to the Company's report on Form 8-K filed on September 15, 2004).

10.1	—	Employment Agreement dated as of January 1, 1992 by and between Martin Tuchman and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.2	—	Employment Agreement dated as of October 1, 2004 by and between Herbert Mertz and the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2004)

10.3	—	Employment Agreement dated as of July 21, 2005 between the Company and Herbert Mertz. (incorporated by reference to the Company's Current Report on Form 8-K filed August 5, 2005).

10.4	—	Employment Agreement dated as of July 1, 2004 by and between Arthur L. Burns and the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003).

10.5	—	Employment Agreement dated as of July 1, 2004 by and between James F. Walsh and the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003).

10.6	—	Extension and Amendment No. 1 dated as of May 18, 2005 to Employment Agreement between the Company and James F. Walsh (incorporated by reference to the Company's Current Report on Form 8-K filed July 29, 2005).

10.7	—	Employment Agreement dated as of July 1, 2004 by and between Richard W. Gross and the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003).

10.8	—	Employment Agreement dated as of June 5, 1992, by and between William Geoghan and the Company.

10.9	—	Cancellation of Stock Appreciation Rights dated as of November 18, 2005 from the Company and confirmed and accepted by James F. Walsh.

10.10	—	Cancellation of Stock Appreciation Rights dated as of November 18, 2005 from the Company and confirmed and accepted by Arthur L. Burns.

10.11	—	Cancellation of Stock Appreciation Rights dated as of November 18, 2005 from the Company and confirmed and accepted by Richard W. Gross.

10.12	—	Consultation Services Agreement dated as of January 1, 1992 by and between Radcliff Group and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.13	—	1993 Stock Option Plan for Executive Officers and Directors (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.14	—	Non-Compete Agreement dated as of May 4, 1993, by and between The Ivy Group and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-71538)).

10.15	—	Chassis Lease Agreement dated as of August 15, 1992 by and between Eurochassis L.P. and Trac Lease (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.16	—	Indemnity Agreement between the Company and other directors (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.17	—	Series A Capital Securities Guarantee Agreement dated January 27, 1997 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1996).

10.18	—	Chassis Holdings I LLC Operating Agreement dated as of July 1, 2001 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2001).

10.19	—	Chassis Holdings I LLC Put/Call Agreement dated as of July 1, 2001 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2001).

10.20	—	Separation Agreement between Mitchell I. Gordon and Interpool, Inc. dated as of July 15, 2003 (incorporated by reference to the Company's Form 8-K filed on August 5, 2003).

10.21	—	Separation Agreement between Raoul Witteveen and Interpool, Inc. dated as of August 10, 2004 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003).

10.22	—	Securities Purchase Agreement dated as of September 14, 2004 among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated by reference to the Company's report on Form 8-K filed on September 15, 2004).

10.23	—	Warrant Agreement dated as of September 14, 2004, between the Company and US Bank, as warrant agent (incorporated by reference to the Company's report on Form 8-K filed on September 15, 2004).

10.24	—	Notes Registration Rights Agreement dated as of September 14, 2004 among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated by reference to the Company's report on Form 8-K filed on September 15, 2004).

10.25	—	Investor Rights Agreement dated as of September 14, 2004 among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated by reference to the Company's report on Form 8-K filed on September 15, 2004).

10.26	—	Amended and Restated Credit Agreement dated as of November 1, 2004 among Interpool Container Funding, SRL, the Company and Fortis Bank (Nederland) N.V. (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2004 filed on November 12, 2004).

10.27	—	Form of Note Purchase Agreement dated as of November 29, 2004 among the Company and eight institutional investors (incorporated by reference to the Company's report on Form 8-K filed on December 2, 2004).

10.28	—	Form of Notes Registration Rights Agreement dated as of November 29, 2004 between the Company and eight institutional investors (incorporated by reference to the Company's report on Form 8-K filed on December 2, 2004).

10.29	—	2004 Stock Option Plan for Key Employees and Directors of Interpool, Inc. (incorporated herein by reference to the Company Schedule 14A filed on November 24, 2004).

10.30	—	Interpool, Inc. 2004 Non-Qualified Stock Option Plan for Non-Employee, Non-Officer Directors. (incorporated herein by reference to the Company Schedule 14A filed on November 24, 2004).

10.31	—	Revolving Credit Agreement dated as of December 29, 2004 among Interpool Limited, DVB Bank N.V. and the Lenders named therein (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2004).

10.32	—	Security Agreement dated as of December 29, 2004 made by Interpool Limited in favor of DVB Bank N.V. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2004).

10.33	—	Third Amended and Restated Credit Agreement dated as of March 15, 2005 among Interpool Container Funding, SRL, the Company, Fortis Bank (Netherlands) N.V. and the Lenders named therein (incorporated by reference to the Company's report on Form 8-K filed March 23, 2005).

10.34	—	Third Amended and Restated Servicing Agreement dated as of March 15, 2005 between Interpool Limited and Interpool Container Funding, SRL (incorporated by reference to the Company's report on Form 8-K filed March 23, 2005).

10.35	—	Rule 10b5-1 Sales Plan between Martin Tuchman and Goldman, Sachs & Co., dated as of March 16, 2005 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2004).

10.36	—	Amendment, dated as of April 26, 2005, to Warrant Agreement dated as of September 14, 2004 between the Company and U.S. Bank, as warrant agent (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.37	—	Amendment, dated as of April 26, 2005, to Notes Registration Rights Agreements dated as of September 14, 2004 and November 29, 2004, by and among the Company and the Investors named therein (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.38	—	Amendment, dated as of April 26, 2005, to Investor Rights Agreement dated as of September 14, 2004, by and among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.39	—	Supplemental Indenture dated as of June 29, 2005, to Indenture dated as of September 14, 2004 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to the Company's Current Report on Form 8-K dated July 6, 2005).

10.40	—	Second Amendment dated as of June 29, 2005, to Notes Registration Rights Agreements dated as of September 14, 2004 and November 29, 2004, by and among the Company and the Investors named therein (incorporated by reference to the Company's Current Report on Form 8-K dated July 6, 2005).

10.41	—	Second Amendment dated as of June 29, 2005, to Investor Rights Agreement dated as of September 14, 2004, by and among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated by reference to the Company's Current Report on Form 8-K dated July 6, 2005).

10.42	—	Third Amendment to the Investor Rights Agreement dated October 27, 2005 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.43	—	Fourth Amendment to the Investor Rights Agreement dated October 28, 2005 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.44	—	Third Amendment to the Notes Registration Rights Agreement dated October 28, 2005 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.45	—	Fifth Amendment to the Investor Rights Agreement dated January 30, 2006.

10.46	—	Fourth Amendment to the Notes Registration Rights Agreement dated January 30, 2006.

10.47	—	Revolving Credit Agreement dated as of April 28, 2005 by and among CAI, Bank of America, N.A., as administrative agent, Banc of America Securities LLC, as lead arranger and book manager, LaSalle Bank National Association, as Syndication Agent, Union Bank of California, N.A., as co-agent and the lenders named therein.

10.48	—	Amendment No. 1 dated as of February 22, 2006 to the CAI Revolving Credit Agreement dated as of April 28, 2005

10.49	—	Credit and Security Agreement dated September 9, 2005, by and among Interpool, Inc. and TRAC Lease, Inc., as the Borrowers, the lenders named therein, and National City Bank, as Agent

10.50	—	Credit Agreement dated as of December 21, 2005, among Interpool Container Funding II, SRL, as the Borrower, the Company, as the Parent Guarantor, Fortis Capital Corp., as the Agent and the lenders named herein.

10.51	—	Guaranty dated as of December 21, 2005, by the Company for the benefit of Fortis Capital Corp.

10.52	—	Credit Agreement dated as of December 21, 2005, among Interpool Containers Limited, as the Borrower, the Company, as the Parent Guarantor, Interpool Limited, DVB Bank N.V., as the Agent and the lenders named therein.

10.53	—	Guaranty dated as of December 21, 2005, by the Company in favor of DVB Bank N.V.

10.54	—	Sale Agreement dated as of March 14, 2006 by and among Interpool Containers Limited, Interpool, Inc. and P & R Equipment and Finance Corp.

10.55	—	Note Purchase Agreement dated as of April 30, 1998 between CAI, as seller and the Company, as purchaser.

10.56	—	Shareholders Agreement dated as of April 29, 1998 by and among CAI, the Company and Mr. Hiro Ogawa.

10.57	—	Amendment No 1 dated as of April 2000 to Note Purchase Agreement dated as of April 30, 1998.

10.58	—	Amendment No. 2 dated as of March 2002 to Note Purchase Agreement dated as of April 30, 1998.

10.59	—	Amendment No. 3 dated as of June 27, 2002 to Note Purchase Agreement dated as of April 30, 1998.

10.60	—	Amendment No. 4 dated as of February 25, 2003 to Note Purchase Agreement dated as of April 30, 1998.

10.61	—	Amendment No. 1 dated as of March 29, 2002 to Shareholders Agreement dated as of April 29, 1998.

10.62	—	Supplemental Indenture dated as of December 16, 2005, to Indenture dated as of September 14, 2004.

10.63	—	Supplemental Indenture dated as of December 20, 2005, to Indenture dated as of September 14, 2004.

12.1	—	Statement of Computation of Ratio of Earnings to Fixed Charges.

14.1	—	Code of Business Conduct and Ethics (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002).

21.1	—	Subsidiaries of the Company.

23.1	—	Consent of Independent Registered Public Accounting Firm

31.1	—	Certification of Martin Tuchman.

31.2	—	Certification of James F. Walsh.

32.1	—	Certification of Martin Tuchman.

32.2	—	Certification of James F. Walsh.

(b) Financial Statement Schedules

—	Report of Independent Registered Public Accounting Firm on Supplementary Information.

Report of Independent Registered Public Accounting Firm on Supplementary Information

The Board of Directors
Interpool, Inc.:

We have audited and reported separately herein on the consolidated balance sheets of Interpool, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II included in this Annual Report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

(Signed) KPMG LLP

Short Hills, N.J.
March 31, 2006

INTERPOOL, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

ALLOWANCE FOR DOUBTFUL ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Charge to Costs and Expenses	(Write-offs)	Recoveries	Other	Balance at End of Year
Year Ended December 31, 2005	$14,091	$2,063	$(2,799)	$7	$(47)	$13,315
Year Ended December 31, 2004	$16,358	$1,476	$(5,247)	$1,507	$(3)	$14,091
Year Ended December 31, 2003	$14,033	$4,248	$(2,140)	$226	$(9)	$16,358

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPOOL, INC. (Registrant)

March 31, 2006	By /s/ Martin Tuchman Martin Tuchman Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2006	By /s/ Martin Tuchman Martin Tuchman Chairman of the Board of Directors, Chief Executive Officer, President, Chief Operating Officer and Director

March 31, 2006	By /s/ Warren L. Serenbetz, Jr. Warren L. Serenbetz, Jr. Director

March 31, 2006	By /s/ Arthur L. Burns Arthur L. Burns Executive Vice President, General Counsel and Director

March 31, 2006	By /s/ Peter D. Halstead Peter D. Halstead Director

March 31, 2006	By /s/ Joseph J. Whalen Joseph J. Whalen Director

March 31, 2006	By /s/ Clifton H. W. Maloney Clifton H. W. Maloney Director

March 31, 2006	By /s/ James F. Walsh James F. Walsh Executive Vice President and Chief Financial Officer

March 31, 2006	By /s/ Brian Tracey Brian Tracey Senior Vice President (Chief Accounting Officer)

March 31, 2006	By /s/ Michael S. Mathews Michael S. Mathews Director

March 31, 2006	By /s/ William J. Shea, Jr. William J. Shea, Jr. Director

EXHIBIT INDEX

3.1	—	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

3.2	—	Form of Restated Bylaws of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

4.1	—	Form of Certificate representing the Common Stock (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

4.2	—	Form of Indenture between the Company and The Bank of New York, as trustee, relating to the 9.25% Convertible Redeemable Subordinated Debentures (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

4.3	—	Form of First Supplemental Indenture between the Company and The Bank of New York, as trustee, relating to the 9.25% Convertible Redeemable Subordinated Debentures (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

4.4	—	Indenture between the Company and United States Trust Company of New York, as Trustee, related to the 7.35% Notes dated July 29, 1997 (incorporated herein by reference to the Company's Current Report on Form 8-K, filed July 29, 1997).

4.5	—	Indenture between the Company and United States Trust Company of New York, as trustee, related to the 7.20% Notes, dated August 5, 1997 (incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-38705)).

4.6	—	Indenture between the Company and IBJ Schroeder Bank & Trust Company, as Trustee, related to the Junior Subordinated Debt Securities dated January 27, 1997 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1996).

4.7	—	First Supplemental Indenture between the Company and IBJ Schroeder Bank & Trust Company, as Trustee, related to the 9-7/8% Series A and Series B Junior Subordinated Deferrable Interest Debentures dated January 27, 1997 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1996).

4.8	—	Indenture dated as of September 14, 2004, between the Company and US Bank, as trustee relating to the 6.0% Notes (incorporated by reference to the Company's report on Form 8-K filed on September 15, 2004).

10.1	—	Employment Agreement dated as of January 1, 1992 by and between Martin Tuchman and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.2	—	Employment Agreement dated as of October 1, 2004 by and between Herbert Mertz and the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2004)

10.3	—	Employment Agreement dated as of July 21, 2005 between the Company and Herbert Mertz. (incorporated by reference to the Company's Current Report on Form 8-K filed August 5, 2005).

10.4	—	Employment Agreement dated as of July 1, 2004 by and between Arthur L. Burns and the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003).

10.5	—	Employment Agreement dated as of July 1, 2004 by and between James F. Walsh and the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003).

10.6	—	Extension and Amendment No. 1 dated as of May 18, 2005 to Employment Agreement between the Company and James F. Walsh (incorporated by reference to the Company's Current Report on Form 8-K filed July 29, 2005).

10.7	—	Employment Agreement dated as of July 1, 2004 by and between Richard W. Gross and the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003).

10.8	—	Employment Agreement dated as of June 5, 1992, by and between William Geoghan and the Company.

10.9	—	Cancellation of Stock Appreciation Rights dated as of November 18, 2005 from the Company and confirmed and accepted by James F. Walsh.

10.10	—	Cancellation of Stock Appreciation Rights dated as of November 18, 2005 from the Company and confirmed and accepted by Arthur L. Burns.

10.11	—	Cancellation of Stock Appreciation Rights dated as of November 18, 2005 from the Company and confirmed and accepted by Richard W. Gross.

10.12	—	Consultation Services Agreement dated as of January 1, 1992 by and between Radcliff Group and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.13	—	1993 Stock Option Plan for Executive Officers and Directors (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.14	—	Non-Compete Agreement dated as of May 4, 1993, by and between The Ivy Group and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-71538)).

10.15	—	Chassis Lease Agreement dated as of August 15, 1992 by and between Eurochassis L.P. and Trac Lease (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.16	—	Indemnity Agreement between the Company and other directors (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.17	—	Series A Capital Securities Guarantee Agreement dated January 27, 1997 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1996).

10.18	—	Chassis Holdings I LLC Operating Agreement dated as of July 1, 2001 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2001).

10.19	—	Chassis Holdings I LLC Put/Call Agreement dated as of July 1, 2001 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2001).

10.20	—	Separation Agreement between Mitchell I. Gordon and Interpool, Inc. dated as of July 15, 2003 (incorporated by reference to the Company's Form 8-K filed on August 5, 2003).

10.21	—	Separation Agreement between Raoul Witteveen and Interpool, Inc. dated as of August 10, 2004 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003).

10.22	—	Securities Purchase Agreement dated as of September 14, 2004 among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated by reference to the Company's report on Form 8-K filed on September 15, 2004).

10.23	—	Warrant Agreement dated as of September 14, 2004, between the Company and US Bank, as warrant agent (incorporated by reference to the Company's report on Form 8-K filed on September 15, 2004).

10.24	—	Notes Registration Rights Agreement dated as of September 14, 2004 among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated by reference to the Company's report on Form 8-K filed on September 15, 2004).

10.25	—	Investor Rights Agreement dated as of September 14, 2004 among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated by reference to the Company's report on Form 8-K filed on September 15, 2004).

10.26	—	Amended and Restated Credit Agreement dated as of November 1, 2004 among Interpool Container Funding, SRL, the Company and Fortis Bank (Nederland) N.V. (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2004 filed on November 12, 2004).

10.27	—	Form of Note Purchase Agreement dated as of November 29, 2004 among the Company and eight institutional investors (incorporated by reference to the Company's report on Form 8-K filed on December 2, 2004).

10.28	—	Form of Notes Registration Rights Agreement dated as of November 29, 2004 between the Company and eight institutional investors (incorporated by reference to the Company's report on Form 8-K filed on December 2, 2004).

10.29	—	2004 Stock Option Plan for Key Employees and Directors of Interpool, Inc. (incorporated herein by reference to the Company Schedule 14A filed on November 24, 2004).

10.30	—	Interpool, Inc. 2004 Non-Qualified Stock Option Plan for Non-Employee, Non-Officer Directors. (incorporated herein by reference to the Company Schedule 14A filed on November 24, 2004).

10.31	—	Revolving Credit Agreement dated as of December 29, 2004 among Interpool Limited, DVB Bank N.V. and the Lenders named therein (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2004).

10.32	—	Security Agreement dated as of December 29, 2004 made by Interpool Limited in favor of DVB Bank N.V. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2004).

10.33	—	Third Amended and Restated Credit Agreement dated as of March 15, 2005 among Interpool Container Funding, SRL, the Company, Fortis Bank (Netherlands) N.V. and the Lenders named therein (incorporated by reference to the Company's report on Form 8-K filed March 23, 2005).

10.34	—	Third Amended and Restated Servicing Agreement dated as of March 15, 2005 between Interpool Limited and Interpool Container Funding, SRL (incorporated by reference to the Company's report on Form 8-K filed March 23, 2005).

10.35	—	Rule 10b5-1 Sales Plan between Martin Tuchman and Goldman, Sachs & Co., dated as of March 16, 2005 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2004).

10.36	—	Amendment, dated as of April 26, 2005, to Warrant Agreement dated as of September 14, 2004 between the Company and U.S. Bank, as warrant agent (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.37	—	Amendment, dated as of April 26, 2005, to Notes Registration Rights Agreements dated as of September 14, 2004 and November 29, 2004, by and among the Company and the Investors named therein (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.38	—	Amendment, dated as of April 26, 2005, to Investor Rights Agreement dated as of September 14, 2004, by and among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.39	—	Supplemental Indenture dated as of June 29, 2005, to Indenture dated as of September 14, 2004 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to the Company's Current Report on Form 8-K dated July 6, 2005).

10.40	—	Second Amendment dated as of June 29, 2005, to Notes Registration Rights Agreements dated as of September 14, 2004 and November 29, 2004, by and among the Company and the Investors named therein (incorporated by reference to the Company's Current Report on Form 8-K dated July 6, 2005).

10.41	—	Second Amendment dated as of June 29, 2005, to Investor Rights Agreement dated as of September 14, 2004, by and among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated by reference to the Company's Current Report on Form 8-K dated July 6, 2005).

10.42	—	Third Amendment to the Investor Rights Agreement dated October 27, 2005 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.43	—	Fourth Amendment to the Investor Rights Agreement dated October 28, 2005 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.44	—	Third Amendment to the Notes Registration Rights Agreement dated October 28, 2005 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.45	—	Fifth Amendment to the Investor Rights Agreement dated January 30, 2006.

10.46	—	Fourth Amendment to the Notes Registration Rights Agreement dated January 30, 2006.

10.47	—	Revolving Credit Agreement dated as of April 28, 2005 by and among CAI, Bank of America, N.A., as administrative agent, Banc of America Securities LLC, as lead arranger and book manager, LaSalle Bank National Association, as Syndication Agent, Union Bank of California, N.A., as co-agent and the lenders named therein.

10.48	—	Amendment No. 1 dated as of February 22, 2006 to the CAI Revolving Credit Agreement dated as of April 28, 2005

10.49	—	Credit and Security Agreement dated September 9, 2005, by and among Interpool, Inc. and TRAC Lease, Inc., as the Borrowers, the lenders named therein, and National City Bank, as Agent

10.50	—	Credit Agreement dated as of December 21, 2005, among Interpool Container Funding II, SRL, as the Borrower, the Company, as the Parent Guarantor, Fortis Capital Corp., as the Agent and the lenders named herein.

10.51	—	Guaranty dated as of December 21, 2005, by the Company for the benefit of Fortis Capital Corp.

10.52	—	Credit Agreement dated as of December 21, 2005, among Interpool Containers Limited, as the Borrower, the Company, as the Parent Guarantor, Interpool Limited, DVB Bank N.V., as the Agent and the lenders named therein.

10.53	—	Guaranty dated as of December 21, 2005, by the Company in favor of DVB Bank N.V.

10.54	—	Sale Agreement dated as of March 14, 2006 by and among Interpool Containers Limited, Interpool, Inc. and P & R Equipment and Finance Corp.

10.55	—	Note Purchase Agreement dated as of April 30, 1998 between CAI, as seller and the Company, as purchaser.

10.56	—	Shareholders Agreement dated as of April 29, 1998 by and among CAI, the Company and Mr. Hiro Ogawa.

10.57	—	Amendment No 1 dated as of April 2000 to Note Purchase Agreement dated as of April 30, 1998.

10.58	—	Amendment No. 2 dated as of March 2002 to Note Purchase Agreement dated as of April 30, 1998.

10.59	—	Amendment No. 3 dated as of June 27, 2002 to Note Purchase Agreement dated as of April 30, 1998.

10.60	—	Amendment No. 4 dated as of February 25, 2003 to Note Purchase Agreement dated as of April 30, 1998.

10.61	—	Amendment No. 1 dated as of March 29, 2003 to Shareholders Agreement dated as of April 29, 1998.

10.62	—	Supplemental Indenture dated as of December 16, 2005, to Indenture dated as of September 14, 2004.

10.63	—	Supplemental Indenture dated as of December 20, 2005, to Indenture dated as of September 14, 2004.

12.1	—	Statement of Computation of Ratio of Earnings to Fixed Charges.

14.1	—	Code of Business Conduct and Ethics (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002).

21.1	—	Subsidiaries of the Company.

23.1	—	Consent of Independent Registered Public Accounting Firm

31.1	—	Certification of Martin Tuchman.

31.2	—	Certification of James F. Walsh.

32.1	—	Certification of Martin Tuchman.

32.2	—	Certification of James F. Walsh.