Form 10-Q
period 2006-03-31
INTERPOOL INC
filed 2006-05-05
CIK 898777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2006

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

Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes |x|    No   |  |

Indicate by check mark whether the registrant is an accelerated filer, or a non-accelerated filer. See definition of "accelerate filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes |  |    No   |x|

As of May 1, 2006, there were 28,498,052 shares of common stock, $.001 par value outstanding.

INTERPOOL, INC. AND SUBSIDIARIES

INDEX

Page No.

Part I - Financial Information--Interpool, Inc. and Subsidiaries	1

Item 1: Financial Statements	1

Unaudited Condensed Consolidated Balance Sheets at March 31, 2006 and December 31, 2005	3

Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2006 and 2005	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005	5

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity at December 31, 2005 and the Three Months Ended March 31, 2006	6

Notes to Condensed Consolidated Financial Statements	7

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3: Quantitative and Qualitative Disclosures About Market Risk	45

Item 4: Controls and Procedures	47

Part II - Other Information	51

Item 1: Legal Proceedings	51

Item 6: Exhibits	53

Signatures	54

Exhibits	55

Certifications	56

PART I — FINANCIAL INFORMATION
INTERPOOL, INC. AND SUBSIDIARIES

Item 1: FINANCIAL STATEMENTS

          The Condensed Consolidated Financial Statements as of March 31, 2006 (unaudited) and December 31, 2005 and for the three months ended March 31, 2006 (unaudited) and 2005 (unaudited) (the "Condensed Consolidated Financial Statements") of Interpool, Inc. and Subsidiaries (the "Company" or the "Registrant") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. The Company has made certain reclassifications to prior balances to conform to the current year presentation. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's December 31, 2005 Annual Report on Form 10-K (the "2005 Form 10-K"). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

          On March 29, 2006, the Company's wholly owned container leasing subsidiary, Interpool Containers Limited ("ICL"), completed the sale of approximately 273,300 standard dry marine cargo containers (the "March 2006 Container Sale"), together with an assignment of all rights of ICL under existing operating leases for these containers with the Company's customers, to a newly formed subsidiary of an investor group based in Switzerland (the "Purchaser"), pursuant to a Sale Agreement dated March 14, 2006 (the "Sale Agreement"). The containers sold represented approximately 74% of the standard dry marine cargo containers in the Company's operating lease fleet at December 31, 2005, including most of the containers managed for the Company by Container Applications International, Inc. ("CAI"), the Company's consolidated subsidiary, of which the Company owns a 50% common equity interest and currently appoints a majority of the members of the board of directors. The sale did not include containers subject to existing direct financing leases with customers. See Note 6 to the Condensed Consolidated Financial Statements for further information.

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

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2006	December 31 2005

ASSETS
CASH AND CASH EQUIVALENTS (including restricted cash of $21,459 and $22,575 at March 31, 2006
and December 31, 2005, respectively)	$ 400,218	$ 427,265
ACCOUNTS RECEIVABLE, less allowance of $12,079 and $13,315, respectively	74,861	80,925
NET INVESTMENT IN DIRECT FINANCING LEASES	387,265	362,874
OTHER RECEIVABLES, net	4,458	4,814
LEASING EQUIPMENT, net of accumulated depreciation and amortization of $382,655 and $566,217,
respectively	1,274,668	1,771,190
OTHER ASSETS	57,821	68,048

TOTAL ASSETS	$ 2,199,291	$ 2,715,116

LIABILITIES
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$ 102,436	$ 139,960
WARRANT LIABILITY	--	53,231
INCOME TAXES	62,340	73,479
DEFERRED INCOME	9,846	3,776
DEBT AND CAPITAL LEASE OBLIGATIONS
Due within one year	139,443	229,112
Due after one year	1,291,099	1,734,547

TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS	1,430,542	1,963,659
TOTAL LIABILITIES	$ 1,605,164	$ 2,234,105

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES	49,217	47,393

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued	--	--
Common stock, par value $.001 per share; 100,000,000 shares authorized,
29,432,087 issued at March 31, 2006 and 29,426,564 issued at December 31, 2005	29	28
Additional paid-in capital	215,773	157,131
Treasury stock, at cost, 931,591 shares at March 31, 2006 and December 31, 2005	(16,632)	(16,632)
Retained earnings	340,301	290,106
Accumulated other comprehensive income	5,439	2,985

TOTAL STOCKHOLDERS' EQUITY	544,910	433,618

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,199,291	$ 2,715,116

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these balance sheets.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2006	2005
REVENUES:
Equipment leasing revenue, including income recognized on direct financing leases of $9,748
and $9,558, respectively	$ 96,848	$ 95,142
Other revenues	6,139	4,885

TOTAL REVENUES	102,987	100,027

COSTS AND EXPENSES:
Lease operating and administrative expenses	43,528	36,936
Provision for doubtful accounts	501	738
Fair value adjustment for derivative instruments	(1,658)	(675)
Fair value adjustment for warrants	5,209	(6,858)
Depreciation and amortization of leasing equipment	23,133	21,993
Impairment of leasing equipment	7,212	898
Income for investment accounted for under the equity method	--	(57)
Loss on retirement of debt	8,153	--
Gain on sale of leasing equipment	(68,490)	(3,128)
Other income, net	(351)	(604)
Interest expense	34,374	29,373
Interest income	(4,876)	(3,960)

TOTAL COSTS AND EXPENSES	46,735	74,656

INCOME BEFORE MINORITY INTEREST EXPENSE, NET AND PROVISION FOR INCOME TAXES	56,252	25,371
Minority interest expense, net	(1,932)	(1,906)

INCOME BEFORE PROVISION FOR INCOME TAXES	54,320	23,465
Provision for income taxes	1,010	3,077

NET INCOME	$ 53,310	$ 20,388

NET INCOME PER SHARE:
Basic	$ 1.87	$ 0.74

Diluted	$ 1.65	$ 0.63

WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
Basic	28,500	27,638

Diluted	32,527	33,193

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 53,310	$ 20,388
Adjustments to reconcile net income to net cash provided by operating activities --
Depreciation and amortization	25,208	22,988
Impairment of leasing equipment	7,212	898
Amortization of debt discount	628	578
Gain on sale of leasing equipment	(68,490)	(3,128)
Provision for doubtful accounts	501	738
Loss on retirement of debt	8,153	--
Stock based compensation expense	202	50
Fair value adjustment for derivative instruments	(1,658)	(675)
Fair value adjustment for warrants	5,209	(6,858)
Income for investments accounted for under the equity method	--	(57)
Decrease/(increase) in accounts receivable	5,563	(132)
Decrease in other receivables	356	2,005
Increase in other assets	(1,001)	(735)
Decrease in accounts payable and accrued expenses	(20,932)	(11,479)
(Decrease)/increase in income taxes payable	(12,469)	2,023
Increase/(decrease) in deferred income	6,070	(336)
Other, net	989	1,099

Net cash provided by operating activities	8,851	27,367

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment	(45,973)	(65,087)
Proceeds from dispositions of leasing equipment	534,548	30,443
Investment in direct financing leases	(6,864)	(25,477)
Cash collections on direct financing leases	21,891	23,704

Net cash provided by (used for) investing activities	503,602	(36,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	23,834	8,481
Payment of long-term debt and capital lease obligations	(544,634)	(34,339)
Borrowings of revolving credit lines	6,000	--
Repayment of revolving credit lines	(19,000)	(6,500)
Dividends paid	(5,700)	(1,728)

Net cash used for financing activities	(539,500)	(34,086)

Net decrease in cash and cash equivalents	(27,047)	(43,136)
CASH AND CASH EQUIVALENTS, beginning of period	427,265	309,458

CASH AND CASH EQUIVALENTS, end of period	$ 400,218	$ 266,322

Cash paid for interest	$ 43,226	$ 36,639

Cash paid for taxes	$ 13,561	$ 791

Supplemental schedule of non-cash investing activities:
Transfers from leasing equipment to direct financing leases	$ 44,632	$ 3,738

Transfer from direct financing leases to leasing equipment	$ 5,215	--

Transfer of warrant liability to additional paid in capital	$ 58,440	--

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AT DECEMBER 31, 2005 AND THE THREE MONTHS ENDED MARCH 31, 2006
(dollars in thousands)
(unaudited)

	Common Stock
	Outstanding Shares	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Acum. Other Comp. Income	Comprehensive Income	Total Share- holders' Equity
BALANCE, December 31, 2005	28,495	$28	$157,131	$(16,632)	$ 290,106	$2,985		$ 433,618
Net income	--	--	--	--	53,310	--	$ 53,310	53,310
Other comprehensive income	--	--	--	--	--	2,454	2,454	2,454
Comprehensive income							$ 55,764
Stock incentive plans	5	1	202	--	--	--		203
Warrant reclassification	--	--	58,440	--	--	--		58,440
Accretion of preferred
stock in a
consolidated subsidiary	--	--	--	--	(835)	--		(835)
Cash dividends declared:
Common stock, $0.08 per
share	--	--	--	--	(2,280)	--		(2,280)

BALANCE, March 31, 2006	28,500	$29	$ 215,773	$(16,632)	$ 340,301	$5,439		$ 544,910

INTERPOOL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

Note 1 — Nature of Operations and Significant Accounting Policies

A.	Basis of Presentation

          The Condensed Consolidated Financial Statements of Interpool, Inc. and Subsidiaries (the "Company") as of March 31, 2006, (unaudited) and December 31, 2005 and for the three months ended March 31, 2006 (unaudited) and 2005 (unaudited) (the "Condensed Consolidated Financial Statements") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company has made certain reclassifications to prior balances to conform to the current year presentation. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's December 31, 2005 Annual Report on Form 10-K, (the "2005 Form 10-K"). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

          The Company and its subsidiaries conduct business principally in a single industry segment, the leasing of intermodal dry freight standard containers, chassis and other transportation related equipment. Within this single industry segment, the majority of the Company's operations comes from two reportable segments: container leasing and domestic intermodal equipment leasing. The container leasing segment specializes primarily in the leasing of intermodal dry freight standard containers, while the domestic intermodal equipment segment specializes primarily in the leasing of intermodal container chassis. The Company leases its containers principally to international container shipping lines located throughout the world. The customers for the Company's chassis are a large number of domestic companies, many of which are domestic subsidiaries or branches of international shipping lines, as well as major U.S. railroads. Equipment is purchased directly or acquired through conditional sales contracts and lease agreements, many of which qualify as capital leases.

          The Company's container leasing operations are primarily conducted through a wholly-owned subsidiary, incorporated in Barbados, as well as through Container Applications International, Inc. ("CAI"), the Company's consolidated subsidiary, of which the Company owns a 50% common equity interest and currently appoints a majority of the members of the board of directors. Profits of the Company's Barbados subsidiaries from international container leasing operations are exempt from federal taxation in the United States to the extent such profits are retained outside the United States. These profits are subject to Barbados tax at rates that are substantially lower than the applicable rates in the United States.

C.	Basis of Consolidation

          The Company's Condensed Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles. The Condensed Consolidated Financial Statements include the accounts of the Company and subsidiaries more than 50% owned or otherwise controlled by the Company. All significant intercompany transactions have been eliminated in consolidation. Minority interest in equity of subsidiaries represents the minority stockholders' proportionate share of the equity in the income/(losses) of the subsidiaries.

          Certain investments in which the Company does not own a majority interest or otherwise control, but where it has the ability to exercise significant influence over the investee, have historically been accounted for using the equity method of accounting. In September 2005, a non-transportation company in which the Company held a minority equity position since 1997 was sold. As of September 30, 2005, the Company no longer held any investments which are accounted for using the equity method of accounting.

D.	Net Income Per Share

          Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period (which is net of treasury shares). Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options and warrants and the un-vested portion of restricted stock grants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price for the period. Stock options and warrants that do not have a dilutive effect (because the exercise price is above the market price) are not included in the diluted income per share. For the three months ended March 31, 2006, options to purchase 35,585 shares were not dilutive and were not included in diluted earnings per share while the warrants to acquire common shares were dilutive. For the three months ended March 31, 2005, all stock options and warrants to acquire common shares were dilutive. Unvested restricted stock grants were dilutive for the three months ended March 31, 2006 and 2005. The convertible redeemable subordinated debentures were dilutive for the three months ended March 31, 2006 and 2005.

          A reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

	Three Months Ended March 31,
	2006	2005
Numerator
Net Income - Basic EPS	$53,310	$20,388
Interest expense on convertible debentures, net of tax of $344 in
both periods	516	516

Net Income - Diluted EPS	$53,826	$20,904

Denominator
Weighted average common shares outstanding-Basic	28,500	27,638
Dilutive stock options and warrants	2,535	4,058
Dilutive convertible debentures	1,487	1,487
Dilutive restricted stock grants	5	10

Weighted average common shares outstanding-Diluted	32,527	33,193

Earnings per common share
Basic	$ 1.87	$ 0.74

Diluted	$ 1.65	$ 0.63

E.	Comprehensive Income

          Comprehensive income consists of net income or loss for the current period and gains or losses that have been previously excluded from the income statement and were only reported as a component of equity.

          The components of the change in accumulated comprehensive income are as follows:

Three Months Ended March 31, 2006	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized holding gains/(losses) arising during the period:
Cumulative foreign currency translation adjustment	$ (23)	$ 8	$ (15)
Swap agreements	3,799	(1,330)	2,469

	$ 3,776	$(1,322)	$ 2,454

Three Months Ended March 31, 2005	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized holding gains/(losses) arising during the period:
Marketable Securities	$ (3)	$ 1	$ (2)
Cumulative foreign currency translation adjustment	(92)	33	(59)
Swap agreements	7,922	(2,702)	5,220

	$ 7,827	$(2,668)	$ 5,159

The components of accumulated other comprehensive income, net of taxes, are as follows:

	March 31, 2006	December 31, 2005
Marketable securities	$ 1	$ 1
Cumulative foreign currency translation adjustment	(58)	(43)
Swap agreements	5,496	3,027

	$ 5,439	$ 2,985

F.	Stock-Based Compensation Stock Options

          At March 31, 2006, the Company had four stock option plans as described below:

          The Company's 2004 Stock Option Plan for Key Employees and Directors (the "2004 Plan"), was adopted by the Board of Directors, and approved by the stockholders at the Company's Annual Meeting of Stockholders, on December 15, 2004. A total of 1,500,000 shares of common stock have been reserved for issuance under the 2004 Plan. Options may be granted under the 2004 Plan, at the discretion of the Compensation Committee of the Board of Directors (the "Compensation Committee"), to key employees and directors (whether or not they are employees) of Interpool, Inc. and its subsidiaries. Options granted under the plan will be exercisable at such times and under such conditions as may be determined by the Compensation Committee at the time of grant; however, options may not be granted for terms in excess of ten years. The number of shares that may be the subject of options granted during any calendar year to any one individual cannot exceed 250,000 shares. At March 31, 2006, a total of 350,000 options were outstanding under this plan with options for 1,150,000 shares available for future grant.

          Previously, the Company maintained a 1993 Stock Option Plan for Executive Officers and Directors (the "1993 Stock Option Plan"). At March 31, 2006, a total of 2,663,063 fully vested options were outstanding under the 1993 Stock Option Plan. No further options may be granted under the 1993 Stock Option Plan.

          The Company's 2004 Nonqualified Stock Option Plan for Non-Employee, Non-Officer Directors (the "2004 Directors Plan"), was also adopted by the Board of Directors, and approved by the stockholders at the Company's 2004 Annual Meeting of Stockholders on December 15, 2004. A total of 250,000 shares of common stock have been reserved for issuance under the 2004 Directors Plan. Options granted under the 2004 Directors Plan are granted with an exercise price per share equal to the fair market value of the Company's common stock on the date on which the option is granted. The options granted pursuant to the 2004 Directors Plan may be exercised at the rate of one-third of the shares on each anniversary of the options' grant date, subject to applicable holding periods required under rules of the Securities and Exchange Commission. Options granted pursuant to the 2004 Directors Plan expire ten years from their grant date.

          The 2004 Directors Plan provides for the automatic grant of nonqualified options to non-employee non-officer directors. Under the 2004 Directors Plan, each person who was not an employee or officer and who served as a member of the Board of Directors received a grant of options for 15,000 shares of common stock on the business day following the 2004 Annual Meeting. In addition, each person who becomes a non-employee non-officer director following the 2004 Annual Meeting will automatically receive a grant of options for 15,000 shares on the first business day after becoming a director. The 2004 Directors Plan also provides for additional automatic grants of options for 5,000 shares on an annual basis to each continuing director, other than an employee or officer, on the first business day following each future annual meeting, beginning with the annual meeting held during 2005. At March 31, 2006, a total of 120,000 options were outstanding under this plan with options for 130,000 shares available for future grant.

          Previously, the Company maintained the 1993 Non-Qualified Stock Option Plan for Non-Employee, Non-Consultant Directors (the "1993 Directors Plan"). A total of 45,000 fully vested options were outstanding under the 1993 Directors Plan at March 31, 2006. No further options may be granted under the 1993 Directors Plan.

          Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123(R), Share-Based Payment, ("SFAS 123(R)"). Prior to January 1, 2006, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plans using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company's stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") and SFAS No. 148, Accounting for Stock-Based Compensation, ("SFAS 148"). The Company has adopted the modified prospective transition method provided by SFAS 123(R), and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first three months of 2006 includes expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006 based on the grant date fair value estimated in accordance with the original provision of SFAS 123. No options were granted during the first quarter of 2006; however, compensation expense will be recorded for all future awards based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

          As a result of the adoption of SFAS 123(R), the Company's net income for the three months ended March 31, 2006 included $182 of compensation expense and $73 of income tax benefits related to the Company's stock options. The compensation expense related to all of the Company's stock-based compensation arrangements is recorded as a component of lease operating and administrative expenses in the Condensed Consolidated Statements of Income. For the three months ended March 31, 2006, there was no impact on basic or diluted earnings per share as a result of adoption.

          Prior to the adoption of SFAS 123(R), the Company presented all tax benefits related to deductions resulting from the exercise of stock options as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. SFAS 123(R) requires that cash flows resulting from tax benefits related to tax deductions in excess of the cumulative compensation expense recognized for those options (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. There were no stock options exercised during the three months ending March 31, 2006; however, all future excess tax benefits will be presented as financing cash inflows.

          For stock options granted prior to the adoption of SFAS123(R), the following table illustrates the pro forma effect on net income and earnings per share as if the Company had accounted for all employee stock options granted prior to January 1, 2006 under the fair valued based accounting method of SFAS 123:

Three Months Ended March 31, 2005
Net income, as reported	$20,388
Add/(Deduct): Stock based employee compensation expense/(income) included
in net income, net of related tax effects	(78)
Add/(Deduct): Total stock-based employee compensation (expense)/income determined under fair value based method for all awards, net of related tax
effects	26

Pro forma net income	$20,336

Earnings per share:

Basic-as reported	$0.74

Basic-pro forma	$0.74

Diluted-as reported	$0.63

Diluted-pro forma	$0.63

          No options were granted by the Company during the first quarter of 2006 or the first quarter of 2005. The Company plans to continue to use the Black-Scholes option valuation model in estimating the fair value of stock option awards issued under SFAS 123(R).

          A summary of the Company's stock option activity for the three months ended March 31, 2006 for the combined plans were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	3,178,063	$ 11.75	3.7	--
Granted	--	--	--	--
Forfeited or Expired	--	--	--	--
Exercised	--	--	--	--

Outstanding at March 31, 2006	3,178,063	$ 11.75	3.5	$27,083
Vested and expected to vest in the	3,178,063	$ 11.75	3.5	$27,083
future at March 31, 2006
Exercisable at March 31,	3,013,063	$ 11.24	3.2	$27,042
Available for grant at March 31,	1,280,000

           As of March 31, 2006, there was $718 of unamortized compensation cost (net of tax) related to 165,000 non-vested stock option awards with a weighted average grant date fair value of $9.12. The unvested shares were unchanged from December 31, 2005 since there were no grants, vesting or forfeitures during the first quarter of 2006. Approximately $329 will be recorded during the remainder of 2006 with $342 and $47 to be recorded in 2007 and 2008, respectively.

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

          Under the Plan, the first $50 of a participant's bonus amount was paid in cash. Any amount which exceeded $50 but was less than $150 was paid 50% in cash and 50% in stock. Any bonus amount which exceeded $150 was paid 100% in stock. Bonus stock awards under this Plan cliff vest in equal installments over a five-year period, unless the recipient elected to have the award vest over a ten-year period or the Board of Directors specified another period. The unvested portion of any bonus stock award will vest immediately if a change in control of Interpool occurs, if the employee is terminated without cause, if the employee resigns for a good reason, if the employee dies or becomes permanently disabled, or in any other circumstance deemed appropriate by the Board of Directors. If a recipient resigns voluntarily without a good reason or is terminated for cause, the employee will forfeit any unvested portion of any bonus stock award.

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

          Compensation expense related to restricted stock awards is recognized ratably over the service vesting period. During the three months ended March 31, 2006 and 2005, the Company recorded compensation expense of $20 and $50, respectively which is recorded as a component of lease operating and administrative expenses in the Condensed Consolidated Statements of Income.

          At March 31, 2006, 28,535 restricted stock awards were outstanding. In accordance with SFAS 123(R), the fair value of restricted stock awards were estimated based on the closing market value of the Company's stock price at date of grant. As of March 31, 2006, there was $422 of unamortized compensation costs related to non-vested restricted stock awards, which is expected to be recognized over the remaining vesting period ending in 2013. The unamortized compensation costs related to non-vested restricted stock awards was recorded as unearned stock-based compensation in shareholder's equity at December 31, 2005. As part of the adoption of SFAS 123(R), such unamortized compensation cost was reclassified as a component of additional paid-in capital.

Stock Appreciation Rights

          In connection with employment agreements with certain executive officers, the Company granted common stock appreciation rights ("SARS") that provided for the grantees to receive cash payments measured by any appreciation in the market price of the common stock over a specified base price. The Company granted such stock appreciation rights with respect to a total of 275,000 share units at a base price of $14.05. Under the terms of the employment agreements, as amended, a total of 266,666 of these stock appreciation rights vested in 2005 with the remaining 8,334 rights vesting on December 31, 2006. Upon vesting, these stock appreciation rights were to be exercisable at any time prior to the expiration of the earlier of 10 days following the termination of the employee or June 30, 2014. Financial Accounting Standards Board ("FASB") Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, required interim calculations of the amount of compensation expense inherent in the SARS (variable plan accounting). This amount was equal to the increase in the quoted market price since date of grant or award multiplied by the total number of rights outstanding. Compensation expense was recognized ratably over the vesting periods during which the related employee service was rendered. At March 31, 2005, the quoted market price of the Company's common stock was $22.10 per share. Compensation expense for the three months ended March 31, 2005 was reduced by $188. This decrease was the result of the decline in the market value of the Company's common stock from $24.00 per share at December 31, 2004 to $22.10 per share at March 31, 2005 partially offset by additional vesting. This credit was included in lease operating and administrative expense on the Condensed Consolidated Statements of Income.

          On November 18, 2005, the Compensation Committee of the Board of Directors agreed to an arrangement with the holders of these SARS whereby all SARS granted to such executive officers would be voluntarily cancelled. In connection with the cancellation of these SARS, each of these executive officers was granted new stock options under the Company's 2004 Stock Option Plan for Executive Officers and Directors for the same number of shares as the cancelled SARS. The 275,000 stock options granted on November 18, 2005 have an exercise price of $18.77 per share (the closing price of the Company's common stock on the date of grant) and similar terms to those of the cancelled SARS. At December 31, 2005, 266,666 of these options were vested with the remaining 8,334 scheduled to vest on December 31, 2006. These options expire June 30, 2014. In addition, in connection with the cancellation of the SARS, each of these executive officers became entitled to receive from the Company a cash amount equal to the difference between the $18.77 exercise price of the new stock options and the $14.05 exercise price of the cancelled SARS, multiplied by the number of SARS (vested and unvested) previously held by the executive officer. The liability for amounts due to executive officers amounting to $711 at March 31, 2006 is expected to be paid in June, 2006.

G.	Credit Risk

          At March 31, 2006, approximately 44% (44% at December 31, 2005) of accounts receivable and 75% (73% at December 31, 2005) of the net investment in direct financing leases were from customers outside of the United States.

          During the three months ended March 31, 2006, the Company's top 25 customers represented approximately 79% of its consolidated billings, with no single customer accounting for more than 8.4%. For the same period in the prior year, the Company's top 25 customers represented approximately 77% of its consolidated billings with no single customer accounting for more than 8.1%.

H.	Adoption of New Accounting Standards

          In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, ("SFAS 154"). This new standard replaces Accounting Principles Board Opinion 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of the provisions of SFAS 154 did not have an impact on our results of operations, financial position or liquidity.

          Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123(R), Share-Based Payment, ("SFAS 123(R)"). Prior to January 1, 2006, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, prior to January 1, 2006, the Company measured compensation expense for its stock option plans using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company's stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123, Accounting for Stock-Based Compensation, ("SFAS 123") and SFAS No. 148, Accounting for Stock-Based Compensation, ("SFAS 148"). The Company has adopted the modified prospective transition method provided by SFAS 123(R), and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first three months of 2006 includes expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006 based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. No options were granted during the first quarter of 2006; however, compensation expense will be recorded for all future awards based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

I.	Reclassifications

          Certain reclassifications have been made to the 2005 amounts in order to conform to the 2006 presentation.

Note 2 — Debt and Capital Lease Obligations

          The following table summarizes the Company's debt and capital lease obligations as of March 31, 2006 and December 31, 2005:

Total Debt and Capital Lease Obligations	March 31, 2006	December 31, 2005
2005 Fortis Facility - Secured container equipment financing
facility, interest at 6.41% at December 31, 2005,	$ ---	$ 463,186
2005 DVB Facility - Secured container equipment financing
facility, interest at 6.37% at March 31, 2006 and 6.55% at
December 31, 2005	202,060	250,718
Chassis Securitization Facility, interest at 5.69% at March
31, 2006 and 5.94% at December 31, 2005
Warehouse facility	--	8,416
Debt obligation	16,825	24,144
Capital lease obligation	385,997	388,422
Revolving credit facility for chassis, interest at 6.21% at
March 31, 2006 and 5.64% at December 31, 2005, revolving
period ending September 9, 2010	15,000	15,000
Notes and loans repayable with various rates ranging from
5.75% to 7.90% and maturities from 2006 to 2010	19,977	22,049
Capital lease obligations payable in varying amounts through
2015	299,300	284,849
Revolving credit facility CAI, interest at 6.36% and 5.97% at
March 31, 2006 and December 31, 2005, respectively	51,000	64,000
6.00% Notes due 2014 (unsecured) net of unamortized discount of $30,714 at March 31, 2006 and $31,342 at December 31,
2005	199,286	198,658
7.35% Notes due 2007 (unsecured)	91,450	94,160
7.20% Notes due 2007 (unsecured)	37,465	37,875
9.25% Convertible redeemable subordinated debentures,
mandatory redemption 2022 (unsecured)	37,182	37,182
9.875% Preferred capital securities due 2027 (unsecured)	75,000	75,000

Total Debt and Capital Lease Obligations	1,430,542	1,963,659

Less Current Maturities	139,443	229,112
Total Non-Current Debt and Capital Lease Obligations	$1,291,099	$1,734,547

          New Financings: During February 2006, the Company entered into a capital lease obligation transaction with a U.S. financial institution for $23,834, with a fixed interest rate of 6.11%, which continues until March 2014. The Company has a bargain fixed purchase option at that time that it expects to exercise. This amount remained outstanding at March 31, 2006.

           Debt Repayment: On March 29, 2006, in connection with the March 2006 Container Sale, the Company paid off the remaining outstanding debt balance of $433,902 associated with the 2005 Fortis Facility and terminated the facility, which included eliminating the commitment for future financing under the facility. Additionally, the Company accelerated a principal payment of $28,526 associated with the 2005 DVB Facility. In connection with these and other debt repayments, the Company wrote off $8,153 in deferred financing fees which are included in loss on retirement of debt on the Condensed Consolidated Statements of Income.

           Covenants: At March 31, 2006, under the Company's 2005 DVB Facility, the chassis revolving credit facility established during September 2005, and most of its other debt instruments, the Company is required to maintain covenants (as defined in each agreement) for tangible net worth (the most stringent of which required the Company to maintain tangible net worth of at least $300,000), a fixed charge coverage ratio of at least 1.5 to 1 and a funded debt to tangible net worth ratio of not more than 4.0 to 1. For the most restrictive covenants, tangible net worth includes stockholders' equity plus any "warrant liability", the Company's 9.875% preferred capital securities and its 9.25% convertible redeemable subordinated debentures and any future subordinated debt, and is reduced by goodwill and adjusted to eliminate the impact of adjustments associated with derivative instruments. Funded debt excludes the portion of debt and capital lease obligations due within one year, the Company's 9.875% preferred capital securities and its 9.25% convertible redeemable subordinated debentures, and any future subordinated debt. Fixed charges include interest expense, excluding that related to the Company's 9.875% preferred capital securities and its 9.25% convertible redeemable subordinated debentures and any future subordinated debt, and lease rentals. Earnings available for fixed charges include income before depreciation and income taxes, excluding the impact of any non-cash fair value adjustments for warrants, plus fixed charges, plus interest expense associated with the Company's 9.875% preferred capital securities and its 9.25% convertible redeemable subordinated debentures and any future subordinated debt. As of March 31, 2006, the Company was in compliance with all covenants.

          A servicing agreement to which the Company is a party requires that the Company maintain a tangible net worth (including its 9.875% preferred capital securities due 2027) of at least $375,000 plus 50% of any positive net income reported from October 1, 2004 forward.

          At March 31, 2006, under a restriction in its 6.0% Note Indenture, approximately $36,006 of retained earnings were available for dividends.

Note 3 — Segment and Geographic Data

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

          The accounting policies of the segments are the same as those described in Note 1. The Company evaluates performance based on profit or loss before income taxes. The Company's reportable segments are strategic business units that offer different products and services. All significant transactions between segments have been eliminated. Historically, funds have been borrowed by Interpool, Inc., Trac Lease, Inc. ("Trac Lease"), and Interpool Limited (or their subsidiaries). Interpool, Inc. has borrowed all of the Company's public debt. Trac Lease and Interpool, Inc. comprise the Company's domestic intermodal equipment segment. Interpool Limited (and its subsidiaries), along with ICL and CAI, comprise the container leasing segment. For purposes of segment reporting, the outstanding debt and related interest expense are recorded by the borrowing entity. Advance rates for secured loans have been approximately the same for both chassis and containers, and have generally been in the 75-85% range. To the extent that we lease chassis equipment in from other parties, the effective advance rate is generally 100%.

            Segment Information:

Three Months Ended March 31, 2006	Container Leasing	Domestic Intermodal Equipment	Totals
Equipment leasing revenue	$ 40,804	$ 56,044	$ 96,848
Other revenue	2,783	3,356	6,139
Lease operating and administrative expenses	10,956	32,572	43,528
Provision for doubtful accounts	427	74	501
Fair value adjustment for derivative instruments	(1,081)	(577)	(1,658)
Fair value adjustment for warrants	--	5,209	5,209
Depreciation and amortization of leasing equipment	13,711	9,422	23,133
Impairment of leasing equipment	6,790	422	7,212
Loss on retirement of debt	7,705	448	8,153
Gain on sale of leasing equipment	(68,229)	(261)	(68,490)
Other (income), net and minority interest expense	983	598	1,581
Interest expense	14,078	20,296	34,374
Interest income	(655)	(4,221)	(4,876)
Income before income taxes	58,902	(4,582)	54,320
Net investment in DFL's	309,779	77,486	387,265
Leasing equipment, net	229,964	1,044,704	1,274,668
Equipment purchases and investment in DFL's	17,762	35,075	52,837
Total segment assets	$ 685,906	$ 1,513,385	$ 2,199,291

Three Months Ended March 31, 2005	Container Leasing	Domestic Intermodal Equipment	Totals
Equipment leasing revenue	$ 43,821	$ 51,321	$ 95,142
Other revenue	2,482	2,403	4,885
Lease operating and administrative expenses	10,485	26,451	36,936
Provision for doubtful accounts	348	390	738
Fair value adjustment for derivative instruments	(208)	(467)	(675)
Fair value adjustment warrants	--	(6,858)	(6,858)
Depreciation and amortization of leasing equipment	13,676	8,317	21,993
Impairment of leasing equipment	375	523	898
Income for investments under equity method	--	(57)	(57)
Gain on sale of leasing equipment	(2,950)	(178)	(3,128)
Other (income), net and minority interest expense	1,152	150	1,302
Interest expense	8,190	21,183	29,373
Interest income	(609)	(3,351)	(3,960)
Income before income taxes	15,844	7,621	23,465
Net investment in DFL's	285,621	85,006	370,627
Leasing equipment, net	721,547	921,923	1,643,470
Equipment purchases and investment in DFL's	44,510	46,054	90,564
Total segment assets	$ 1,166,324	$ 1,262,520	$ 2,428,844

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

Geographic Information:

	Three Months Ended March 31,
	2006	2005
EQUIPMENT LEASING REVENUE
United States	$ 64,834	$ 62,340
International	32,014	32,802

	$ 96,848	$ 95,142

LEASING EQUIPMENT, NET:
United States	$1,160,278	$1,090,733
International	114,390	552,737

	$1,274,668	$1,643,470

ASSETS:
United States	$1,676,248	$1,471,663
International	523,043	957,181

	$2,199,291	$2,428,844

Note 4 — Derivative Instruments

          The Company employs derivative financial instruments (limited to interest rate swap agreements) to effectively convert certain floating rate debt instruments into fixed rate instruments and thereby manage its exposure to fluctuations in interest rates.

          As of March 31, 2006 and December 31, 2005, included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets are liabilities of $707 and $3,246, respectively, representing the market value of the Company's interest rate swap contracts.

          The unrealized pre-tax income on cash flow hedges for the three months ended March 31, 2006 of $3,799 and the related income tax effect of $1,330 have been recorded by the Company as a component of accumulated other comprehensive income on the Condensed Consolidated Balance Sheets.

          The unrealized pre-tax income on cash flow hedges for the year ended December 31, 2005 of $13,190 and the related income tax effect of $4,353 have been recorded by the Company as a component of accumulated other comprehensive income on the Condensed Consolidated Balance Sheets.

          On March 31, 2005, the Company entered into three interest rate swap contracts with original notional amounts totaling $204,858. These three interest rate swap contracts are a result of the November 2004 Fortis facility, as amended, which required that the Company enter into interest rate swap contracts in order to effectively convert at least seventy percent of the debt associated with operating lease equipment and ninety percent of the debt associated with direct financing leases from floating rate debt to fixed rate debt. During December 2005, borrowings under the November 2004 Fortis facility were repaid with the proceeds from a new facility with Fortis. These interest rate swap contracts (which were accounted for as freestanding derivative instruments) were reassigned to the 2005 Fortis facility. During the three months ended March 31, 2006, the Company paid off the remaining outstanding debt balance associated with the 2005 Fortis facility and, as a result, the Company terminated these three interest rate swap contracts with outstanding notional amounts totaling $174,304. As a result of terminating these swap contracts, the Company recognized a pre-tax gain of $1,081 which is included in fair value adjustment for derivative instruments in the Condensed Consolidated Statements of Income.

          As of March 31, 2006, the Company held interest rate swap agreements with an aggregate notional balance of $281,477.

          For the three months ended March 31, 2006, the Company reported $1,658 of pre-tax income in the Condensed Consolidated Statements of Income primarily due to changes in the fair value of interest rate swap agreements which were terminated or amended and did not qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This compares to $675 of pre-tax income for the three months ended March 31, 2005.

          The Company may, at its discretion, terminate or redesignate any such interest rate swap agreements prior to maturity. At that time, any gains or losses previously reported in accumulated other comprehensive loss on termination would continue to amortize into interest expense or interest income to correspond to the recognition of interest expense or interest income on the hedged debt. If such debt instrument was also to be terminated, the gain or loss associated with the terminated derivative included in accumulated other comprehensive loss at the time of termination of the debt would be recognized in the Condensed Consolidated Statement of Income at that time.

          In addition to the amounts included in the fair value adjustment for derivative instruments related to changes in the fair value of interest rate swap agreements, a change in the fair value of the warrants issued during September 2004 in connection with the 6.0% Notes, which was classified as a liability at December 31, 2005 on the accompanying Condensed Consolidated Balance Sheets, resulted in a non-cash expense of $5,209 for the three months ended March 31, 2006 (for which no tax benefit was derived). This compares to non cash income of $6,858 for the three months ended March 31, 2005 (for which no tax expense was derived). These amounts are included in fair value adjustment for warrants on the accompanying Condensed Consolidated Statements of Income.

          On February 21, 2006, the registration statement for the warrants was declared effective by the SEC, satisfying the final condition required under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock ("EITF 00-19") for classification of the warrants as equity (as opposed to a liability) on the Company's Condensed Consolidated Balance Sheets. A final valuation of the warrants as of February 21, 2006 was obtained from an independent third party. The fair value at February 21, 2006 was determined to be $58,440 as compared with a fair value of $53,231 as of December 31, 2005. The increase in value of $5,209, for which no tax benefit is derived, was primarily related to an increase in the market price of the Company's common stock during 2006, and was recorded in the Condensed Consolidated Statements of Income for the quarter ending March 31, 2006 as discussed above. No further valuation of the warrants will be required in the future. Therefore, no further fair value adjustment for warrants will be recorded in the Condensed Consolidated Statements of Income after the period ended March 31, 2006.

Note 5 — Income Taxes

          The Company's container leasing business is primarily conducted through its wholly-owned Barbados subsidiary, Interpool Containers Limited ("ICL"). Under the terms of an income tax convention between the United States and Barbados (the "Tax Treaty"), ICL's leasing income is fully taxable by Barbados, but exempt from U.S. Federal taxation. Barbados uses a regressive tax rate system whereby a 2.5% maximum tax rate applies to the first $5,000 of taxable income and gradually regresses to a minimum 1% tax rate on taxable income in excess of $15,000.

          On March 29, 2006, ICL completed the sale of approximately 273,300 standard dry marine cargo containers, representing approximately 74% of the containers owned by ICL at December 31, 2005. See Note 6 for further information. This sale, combined with the application of the Barbados regressive tax rate system, resulted in an adjustment to deferred Barbados taxes, accrued at the maximum 2.5% rate, and the booking of a current Barbados tax at the minimum 1% tax rate since the sale resulted in a Barbados taxable gain in excess of $15,000. The net effect resulted in a Barbados tax benefit of $2,333.

Note 6 — March 2006 Sale of Containers

          On March 29, 2006, the Company's wholly owned container leasing subsidiary, Interpool Containers Limited ("ICL"), completed the sale of approximately 273,300 standard dry marine cargo containers (the "March 2006 Container Sale"), together with an assignment of all rights of ICL under existing operating leases for these containers with its customers, to a newly formed subsidiary of an investor group based in Switzerland (the "Purchaser"), pursuant to a Sale Agreement dated March 14, 2006 (the "Sale Agreement"). Although the sale was completed on March 29, 2006, the Sale Agreement stipulates that the Purchaser will be entitled to the net operating income attributable to the containers sold to the Purchaser from and after April 1, 2006. The aggregate cash purchase price paid by the Purchaser was approximately $515,869. The containers sold represented approximately 74% of the standard dry marine cargo containers owned by the Company at December 31, 2005 that were in its operating lease fleet, including most of the containers managed for the Company by CAI. The sale did not include containers subject to existing direct financing leases with customers.

          In connection with the Sale Agreement, the Company and CAI entered into management agreements with the Purchaser (the "Management Agreements") under which they agreed to perform management services on behalf of the Purchaser with respect to the containers sold, including billing, collecting, lease renewal, operations and disposition activities, in consideration of a management fee equal to 4% of the net operating income attributable to containers under long-term operating leases, and 9% of the net operating income attributable to containers under short-term operating leases, as defined in the Management Agreements. The Management Agreements designate ICL to serve as sub-manager of the containers currently under long-term lease for such period of time as the Company elects, up to the respective dates when the containers are returned by their current lessees. During that period, ICL will be entitled to receive the management fees described above. The duration of the Management Agreements will be ten years from the closing date, subject to extension for up to two additional years at the Purchaser's option. The Company's existing agreements with CAI are being modified to reflect these new arrangements.

          The Company intends to continue to make container acquisitions in the future and will continue to be engaged in the business of leasing containers and related equipment to its customers under both operating and direct financing leases. Neither the Sale Agreement nor the Management Agreements restrict the Company from engaging in any business in the future or from acquiring containers for lease to customers.

          The Sale Agreement does not contain any provision that would require the Company to repurchase the containers from the Purchaser based upon the occurrence of future events.

          The Company has used a portion of the proceeds from the sale of the containers to reduce container related indebtedness amounting to $462,428. The remaining proceeds will be used to further reduce indebtedness or for equipment acquisitions and other general corporate purposes.

          A portion of the gain relating to the sale has been deferred and will be amortized over the period in which the Company is obligated to provide management services. After considering this deferral, the Company reported a gain resulting from these transactions of $60,780 ($60,172 net of tax), net of the write-off of deferred financing fees and commissions and the termination of swaps relating to the assets sold.

Note 7 — Impairment Charge

           Beginning in late 2005 and continuing into the first quarter of 2006, one of the Company's larger shipping line customers began returning a significant number of containers under operating leases entered into during 1999 and 2000 that had expired. Based upon an analysis of the quantity of containers involved, then-existing conditions in the short-term leasing market and expenses associated with the return of this equipment, the Company entered into negotiations with this customer regarding the parties' on-going and future business relationships. Following extensive discussions, the Company reached an agreement with the customer whereby the operating leases for these containers would be converted to direct financing leases by extending the lease terms and by providing the customer with a bargain purchase option. As a result of this modification to the lease terms, the Company concluded that it would be necessary under U.S. generally accepted accounting principles to record an impairment charge for these assets. The amount of the impairment charge recorded in the first quarter of 2006 was $6,736 ($6,669 net of tax) and is included in impairment of leasing equipment on the Condensed Consolidated Statements of Income. No portion of this impairment charge will result in any cash expenditures by the Company. The agreement also provides that the customer has the right to extend this agreement to containers that it had previously returned if they do so prior to June 30, 2006. To the extent that additional containers are added to this agreement, the Company will incur an additional impairment charge. This impairment charge will be recorded in the period in which the containers are placed back on hire to the customer. In April 2006, this agreement was extended to cover approximately 3,900 containers which will result in an additional impairment charge of approximately $754 which will be recorded in the quarter ended June 30, 2006. The customer has the ability to extend this agreement to approximately 1,800 additional containers prior to June 30, 2006, but the Company is unable to determine if this will, in fact, take place.

Note 8 — Contingencies and Commitments

          At March 31, 2006 commitments for capital expenditures totaled approximately $155,950 with approximately $145,570 committed for the remainder of fiscal 2006 and $10,380 committed for 2007.

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

Pending Governmental Investigations

          Following the Company's announcement in July 2003 that its Audit Committee had commissioned an internal investigation by special counsel into its accounting, the Company was notified that the SEC had opened an informal investigation of Interpool. As the Company had anticipated, this investigation was converted to a formal investigation later in 2003. The Company has fully cooperated with this investigation. During 2003 and 2004, the New York office of the SEC received a copy of the written report of the internal investigation and received documents and information from the Company, its Audit Committee and certain other parties pursuant to SEC subpoenas. During late 2003, the Company was also advised that the United States Attorney's office for the District of New Jersey received a copy of the written report of the internal investigation by its Audit Committee's special counsel and opened an investigation focusing on certain matters described in the report. The Company was informed that Interpool was neither a subject nor a target of the investigation by the U.S. Attorney's office. The Company has not had any communications with either the SEC or the U.S. Attorney's office relating to their respective investigations since 2004 and it does not have any information regarding the current status of either of these investigations. Therefore, the Company cannot predict the final outcome of either of these investigations and cannot be assured that they may not result in the taking of some action that may be adverse to the Company.

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

          In view of the costs and uncertainties described above and which are inherent in the litigation process, the Company elected to participate in the Third Circuit's mediation program through which a settlement of this litigation was negotiated. Following the conclusion of these negotiations, the Company received a letter dated December 8, 2005 from the Director of the Appellate Mediation Program for the United States Court of Appeals for the Third Circuit, confirming the settlement terms for this class action litigation, to which all parties have agreed, which are: (1) a cash payment on behalf of defendants in the total amount of $1,000, inclusive of all of the fees and expenses of plaintiffs' counsel, and (2) the dismissal of all claims against the Company and the other defendants on a class-wide basis. The entire $1,000 payment will be funded by the Company's insurance carrier. The agreed settlement terms have been embodied in a formal settlement agreement that has been submitted to the United States District Court for the District of New Jersey, and will be subject to approval by the District Court. The Court of Appeals has remanded the case to the District Court for consideration of the settlement.

          In the event that the settlement is not approved and if the appeal were thereby revived and if the District Court's decision granting the Company's motion to dismiss is reversed, the Company would expect to incur additional defense costs typical of this type of class action litigation, which should be substantially recoverable under the Company's insurance policies. If the Company is required to defend this lawsuit, the Company intends to do so vigorously but is unable at this time to ascertain the impact the litigation may have on its financial condition and results of operations. On the other hand, if the settlement is approved or the District Court's decision is affirmed after full appellate review, the case and its associated litigation costs will be concluded.

          At March 31, 2006, the following guarantees were issued and outstanding:

Indemnifications

          In the ordinary course of business, the Company executes contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as an assignment and assumption agreement. These indemnifications might include claims related to any of the following: tax matters and governmental regulations, and contractual relationships. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third party claim. The Company regularly evaluates the probability of having to incur costs associated with these indemnifications and has accrued for any expected losses that are probable. The types of indemnifications for which payments are possible are as follows:

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

          Contractual Relationships

          The Company entered into a number of operating leases as lessee during 2000 and 2002 in which it guaranteed a portion of the residual value of the leased equipment to the lessor. These leases have terms that expire between 6 and 9 years. If, at the end of the lease term, the fair market value of the equipment is below the guaranteed residual value in the agreement, the Company is liable for a percentage of the deficiency. The total of these guarantees is $12,405 of which $8,012 could be due in 2 to 3 years, $3,793 could be due in 4 to 5 years, and the remaining $600 potentially due in greater than 5 years. As of March 31, 2006 and December 31, 2005, included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets are liabilities of $243 and $232, respectively, representing the accrual for the estimated exposure under these guarantees.

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

          Standby Letters of Credit

          As of March 31, 2006, CAI had an outstanding letter of credit totaling $263, which guarantees its obligations under an operating lease agreement. This letter of credit expires in December 2006.

Note 9 — Subsequent Events:

Completion of Exchange Offer

          During April 2006, the Company announced the successful completion of an exchange offer for all of the Company's outstanding 6% Senior Notes due 2014. Pursuant to the exchange offer, the entire $230,000 principal amount of 6% Senior Notes due 2014 (the "6% Private Senior Notes") was tendered prior to the expiration of the exchange offer and exchanged for the same principal amount of Interpool 6% Senior Notes due 2014 (the "6% Exchange Senior Notes"), which have been registered under the Securities Act. The 6% Private Senior Notes were originally issued and sold in 2004, in transactions exempt from registration under the Securities Act. The 6% Exchange Senior Notes issued in the exchange offer have identical terms and conditions as the unregistered 6% Private Senior Notes, except that the 6% Exchange Senior Notes are not subject to the restrictions on resale or transfer, which applied to the unregistered 6% Private Senior Notes.

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

          Certain reclassifications have been made to the 2005 amounts in order to conform to the 2006 presentation.

          We suggest that this quarterly report be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2005 Form 10-K.

March 2006 Sale of Containers

          On March 29, 2006, our wholly owned container leasing subsidiary, Interpool Containers Limited ("ICL"), completed the sale of approximately 273,300 standard dry marine cargo containers (the "March 2006 Container Sale"), together with an assignment of all rights of ICL under existing operating leases for these containers with our customers, to a newly formed subsidiary of an investor group based in Switzerland (the "Purchaser"), pursuant to a Sale Agreement dated March 14, 2006 (the "Sale Agreement"). Although the sale was completed on March 29, 2006, the Sale Agreement stipulates that the Purchaser will be entitled to the net operating income attributable to the containers sold to the Purchaser from and after April 1, 2006. The aggregate cash purchase price paid by the Purchaser was approximately $515.9 million. The containers sold represented approximately 74% of the standard dry marine cargo containers owned by us at December 31, 2005 that were in our operating lease fleet, including most of the containers managed for us by Container Applications International, Inc. ("CAI"), our consolidated subsidiary, of which we own a 50% common equity interest and currently appoint a majority of the members of the board of directors. The sale did not include containers subject to existing direct financing leases with customers.

          In connection with the Sale Agreement, both we and CAI entered into management agreements with the Purchaser (the "Management Agreements") under which CAI agreed to perform management services on behalf of the Purchaser with respect to the containers sold, including billing, collecting, lease renewal, operations and disposition activities, in consideration of a management fee equal to 4% of the net operating income attributable to containers under long-term operating leases, and 9% of the net operating income attributable to containers under short-term operating leases, as defined in the Management Agreements. The Management Agreements designate ICL to serve as sub-manager of the containers currently under long-term lease for such period of time as we may elect, up to the respective dates when the containers are returned by their current lessees. During that period, ICL will be entitled to receive the management fees described above. The duration of the Management Agreements will be ten years from the closing date, subject to extension for up to two additional years at the Purchaser's option. Our existing agreements with CAI are being modified to reflect these new arrangements.

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

          We have used a portion of the proceeds from the March 2006 Container Sale to reduce container related indebtedness amounting to $462.4 million. The remaining proceeds will be used to further reduce our indebtedness for equipment acquisitions and other general corporate purposes.

          A portion of the gain related to the sale has been deferred and will be amortized over the period in which we are obligated to provide management services. After considering this deferral, we reported a gain resulting from these transactions of $60.8 million ($60.2 million net of tax), net of the write-off of deferred financing fees and commissions and the termination of swaps related to the assets sold. Effective April 1, 2006, we will no longer record leasing revenue relating to the containers sold to the Purchaser, but we or CAI will, instead, record management fee revenue earned under the Management Agreements.

Impairment Charge

          Beginning in late 2005 and continuing into the first quarter of 2006, one of our larger shipping line customers began returning a significant number of containers under operating leases entered into during 1999 and 2000 that had expired. Based upon an analysis of the quantity of containers involved, then-existing conditions in the short-term leasing market and expenses associated with the return of this equipment, we entered into negotiations with this customer regarding the parties' on-going and future business relationships. Following extensive discussions, we reached an agreement with the customer whereby the operating leases for these containers would be converted to direct financing leases by extending the lease terms and by providing the customer with a bargain purchase option. As a result of this modification to the lease terms, we concluded that it would be necessary under U.S. generally accepted accounting principles to record an impairment charge for these assets. The amount of this impairment charge recorded in the first quarter of 2006 was $6.7 million ($6.7 million net of tax) and is included in impairment of leasing equipment on the Condensed Consolidated Statements of Income. No portion of this impairment charge will result in any cash expenditures by us. The agreement also provides that the customer has the right to extend this agreement to containers that it had previously returned if they do so prior to June 30, 2006. To the extent that additional containers are added to this agreement, we will incur an additional impairment charge. This impairment charge will be recorded in the period in which the containers are placed back on hire to the customer. In April 2006, this agreement was extended to cover approximately 3,900 containers which will result in an additional impairment charge of approximately $0.8 million which will be recorded in the quarter ended June 30, 2006. The customer has the ability to extend this agreement to approximately 1,800 additional containers prior to June 30, 2006 but we are unable to determine if this will, in fact, take place

General

          Interpool is one of the world's leading suppliers of equipment and services to the intermodal transportation industry. We believe we are the world's largest lessor of intermodal container chassis and a leading lessor of international dry freight standard containers used in international trade.

          Our primary sources of equipment leasing revenue are derived from operating leases and income earned on direct financing leases. We generate this revenue through leasing transportation equipment, primarily intermodal container chassis and intermodal dry freight standard containers. Operating lease equipment (operating leases) and direct financing leases are the two major asset types that generate this revenue. In the case of operating lease equipment, we retain the substantive risks and rewards of equipment ownership. In the case of direct financing leases, the lessee generally has the substantive risks and rewards of equipment ownership and the right to purchase the equipment at the end of the lease term. This equipment leasing revenue is supplemented by other sources of revenue such as fees charged to the lessee for handling, delivery and repairs earned under contractual agreement with the lease customer. Equipment leasing revenue derived from an operating lease generally consists of the monthly lease payments from the customer. For direct financing leases, the lessee's payment is segregated into principal and interest components much like a loan. The interest component, calculated using the effective interest method over the term of the lease, is recognized by us as equipment leasing revenue. The principal component of the direct financing lease payment is reflected as a reduction to the net investment in the direct financing lease. Other revenues consist primarily of fees charged to the lessee for handling of our equipment, and repairs for which the customer is responsible under the terms of their lease agreement. In addition, CAI manages equipment for third party investors. In doing so, CAI generally records a gain on the sale of this equipment to the third party investors and earns management fees from these investors based upon the financial performance of the equipment. In addition, as a result of our March 2006 Container Sale, the size of the fleet we manage for third parties will increase beginning in April, 2006.

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

          Recently, we have established two more advanced "neutral" chassis pools. These pools are clusters of locations in a region. We call them "metro pools" and such pools have been established in the New York metropolitan area, and the Houston metropolitan area. These pools differ from traditional neutral pools in that customers are able to pick up chassis in one location and return them to other locations that are all in the "network." The logistics of the networking process are managed by our proprietary "PoolStat"™ software, which also manages the inventory and billing functions of the pools. This form of neutral pool is growing, and should see continued rapid growth in the next several years.

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

          In addition to neutral chassis pools involving the rental of Trac Lease chassis, Trac Lease also provides management services to the shipping lines who want to pool only their chassis in a port terminal for increased efficiency. The industry terms for these pools are "cooperative" or "co-op" chassis pools. The participating shipping lines contribute the chassis under their control to the overall pool. Once in the pool, any contributor can use any other contributor's chassis. Trac Lease's "PoolStat"™ software performs a number of complex management functions, including keeping track of the number of chassis used per day by a contributor versus the number of chassis contributed. Cooperative pools like neutral pools are growing in popularity with our customer base.

          During the three months ended March 31, 2006, our chassis fleet (including equipment on both operating and direct financing leases) increased from 226,000 chassis to 227,000 chassis. Utilization of our chassis fleet was 93% at December 31, 2005 and March 31, 2006.

          Lease rates for both new and used chassis rose steadily during the first half of 2005 due to the increased cost of new equipment, overall limitations in production space and the depletion of used chassis inventories. Demand for new and used chassis remained strong in the second half of 2005 as well as the first quarter of 2006. Lease rates during this period have remained relatively unchanged and we expect this to continue throughout 2006.

          We anticipate that industry demand for chassis will remain generally strong through 2006. In part this is due to the increased volume of cargo movement in and out of railroad terminals, causing the railroads to reconfigure the patterns of container and chassis activity in the terminals. In a growing number of locations, they are requiring empty containers to be moved off of the terminal, a process that requires additional chassis to service the additional container movements. Railroads are also increasing the use of neutral chassis pooling operated by leasing companies to aid efficiency. Marine ports are experiencing similar congestion, and are beginning to take similar measures, including the use of cooperative chassis pools, to ease this congestion. Overall, more chassis will be needed to service these anti-congestion efforts.

          During the three months ended March 31, 2006, our fleet of containers (including the containers included in the March 2006 Container Sale) decreased from 832,000 twenty foot equivalent units ("TEU's") at December 31, 2005 to 828,000 TEU's at March 31, 2006. Utilization of our container fleet (including equipment on both operating and direct financing leases) was 97% at December 31, 2005 compared to 98% at March 31, 2006.

          Beginning in the second quarter of 2005, an excess supply of new containers developed in China. This resulted in a slowing of new production, a reduction in new container prices and, in turn, also resulted in softness in leasing demand and daily rental rates for long-term leases of new equipment. During the second quarter of 2005, the number of new containers we had available for long-term lease increased, as customer demand for new on-hires was below demand expectations. However, a significant portion was subsequently placed on lease during the second half of 2005 and we have received leasing commitments for the remainder of this equipment in 2006. In addition, daily rental rates for used containers have been and remain very competitive and expiring operating leases are often renewed at daily rates that are lower than the rental rates during the initial lease term. However, we have recently experienced an increase in demand for our containers. We have also noted an increase in industry demand for containers as indicated by increases in container factory orders as well as new container prices.

          Periods of fluctuation in leasing demand can occur. We anticipate that industry demand for chassis and containers will continue to grow. This expectation is supported by continued anticipation of a major expansion of the world cellular container ship fleet through 2008 as evidenced by recent reports that the major shipyards are experiencing large order backlogs through 2008. As reported in the Containerisation International Yearbook 2006, the world container fleet (excluding vessels to be scrapped) is expected to increase by 15.7% in 2006 and 15.5% in 2007 and beyond. As of November 1, 2005, the total container ship order book was comprised of approximately 1,165 ships with a total capacity of approximately 4.4 million TEU, for an increase of approximately 55.3% of the world cellular container ship capacity. We are not able to predict when, or if, this anticipated growth will impact demand for chassis and containers.

          We believe a number of factors have contributed to the high utilization of equipment in the industry. From 2003 to 2004, according to the Containerisation International Yearbook 2006, global containerized traffic increased by 12.6%, from 299.3 million TEU in 2003 to 336.9 million TEU in 2004, increasing demand for transportation equipment generally. In addition, several major shipping lines started to bring new, very large 8,000-9,000 TEU ships to the West Coast of the United States in the fall of 2004. When ships of this size are unloaded, they require the use of a larger number of chassis to move the containers to local railroad terminals or their final destinations. The large quantity of vessels on order will also require additional containers to support them. Demand for chassis has also been affected by the inability of the larger, fully loaded ships to pass through the Panama Canal. These ships typically discharge their cargo on the West Coast of the United States, with the cargo being moved by "land bridges", by truck and rail, inland and across the country, using chassis at various stages during this process. At the same time, the demand for chassis, along with increased congestion at many of the rail and marine facilities around the country, has fueled an increase in the pooling of chassis for greater efficiencies. Correspondingly, we have experienced an increase in demand for our "PoolStat"™ based chassis management services as more shipping lines are entering into these chassis sharing arrangements. In addition, we have continued to experience high demand in our own Trac Lease neutral chassis pools at railroads and marine terminals. As a result of these factors, pool revenues increased significantly during 2005 and we expect them to do so again in 2006.

          On March 29, 2006, in connection with the March 2006 Container Sale, as indicated in Note 2 to the Condensed Consolidated Financial Statement, we paid our 2005 Fortis Facility in full and terminated the facility, which included eliminating the commitment for future financing under the facility. At March 31, 2006, (excluding $123.7 million available under CAI's revolving credit facility), we have a total of $107.5 million of unused financing commitments available for growth, to re-finance existing secured debt or for other working capital requirements. Our interest expense was $5.0 million higher during the first quarter of 2006 than it was during the first quarter of 2005 as we experienced a higher level of interest rates in general, coupled with an increase in borrowings. We regularly evaluate financing proposals which, when coupled with available cash balances and funds available under commitments mentioned above, could be used for growth, for refinancing existing facilities and for working capital.

          As of March 31, 2006, our commitments for future capital expenditures totaled approximately $156.0 million with approximately $145.6 million committed for the remainder of fiscal 2006. Our available liquidity at March 31, 2006, including $107.5 million available under credit facilities, was $486.3 million excluding $21.5 million of restricted cash and $123.7 million available under the CAI revolving credit facility. Required debt repayments and capital lease payments for the next 12 months totaled $139.4 million. Based on our existing cash balances, financings closed, and our financial projections of operating cash flow for the future, we believe that we will have sufficient liquidity to grow our portfolio while meeting our obligations and commitments as they become due.

          Other than interest expense and depreciation expense on our operating lease equipment, our primary expenses are corporate administrative and lease operating expenses, which include maintenance and repair expense, as well as storage and positioning expense. Our lessees are generally responsible for lease operating expenses during the term of their lease. Our corporate administrative expenses are primarily employee related costs such as salary expense, costs of employee benefits, information technology expenses and travel and entertainment costs, as well as expenses incurred for outside services such as legal, consulting and audit related fees. During the first three months of 2006, lease operating and administrative expenses as a percentage of total revenues were 42.3%, as compared to 36.9% during the same period in 2005. This increase was primarily due to an increase in salary expense, maintenance and repair costs, storage expenses, and the write-off of deferred sales commissions resulting from the March 2006 Container Sale. These increases were partially offset by a decrease in legal and consulting fees and equipment rental costs. The additional personnel and systems enhancements we are adding to improve our internal controls, as well as additional procedures being implemented to comply with the requirements of the Sarbanes-Oxley Act, have also added incremental administrative expenses during the current year.

          Non-performing receivables totaled $10.5 million at March 31, 2006 compared with $11.5 million at December 31, 2005. Reserves of $10.2 million and $11.5 million, respectively, have been established against these non-performing receivables. During the first three months of 2006, receivable write-offs net of recoveries totaled $1.7 million as compared with $0.8 million for the same period in 2005.

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

          Our container leasing operations are primarily conducted through our Barbados subsidiaries, previously Interpool Limited, and beginning November 30, 2005, ICL, as well as through our consolidated subsidiary CAI, of which we own a 50% common equity interest and currently appoint a majority of the members of the board of directors. Our effective U.S. federal tax rate benefits substantially from the application of an income tax convention, pursuant to which the profits of Interpool Limited and beginning November 30, 2005, ICL from international container leasing operations are exempt from federal taxation in the United States. These profits are subject to Barbados tax at rates that are significantly lower than the applicable rates in the United States. For further information regarding the United States and Barbados Tax Treaty, see Note 5 to the Consolidated Financial Statements and the "United States Federal Income Tax" section of Management's Discussion and Analysis in our 2005 Form 10-K.

Results of Operations

          The sections that follow analyze our results of operations by financial statement caption and provide a more detailed discussion of our performance for the three months ended March 31, 2006 as compared to three months ended March 31, 2005.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

          Equipment Leasing Revenue. Our equipment leasing revenues increased to $96.8 million for the three months ended March 31, 2006, from $95.1 million in the three months ended March 31, 2005, an increase of $1.7 million or 2%.

          Container leasing segment revenues decreased to $40.8 million for the three months ended March 31, 2006, from $43.8 million in the three months ended March 31, 2005, a decrease of $3.0 million or 7%. The decrease was primarily attributable to a reduction in container operating lease revenues of $3.3 million, partially offset by an increase in direct financing lease revenue of $0.3 million. The decrease in container operating lease revenues was primarily due to a decrease in utilization rates brought about by an oversupply of equipment in the container leasing industry and a reduction in the daily rental rates for the overall container fleet. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire regardless of whether all of these units are generating revenue. Under this method, utilization rates of our container operating lease fleet were 97% and 99% at March 31, 2006 and 2005, respectively. The utilization rates of our operating lease container fleet, considering CAI's actual utilization rates for our operating lease containers managed by CAI, were 93% and 96% at March 31, 2006 and 2005, respectively.

          Domestic intermodal equipment segment revenues increased to $56.0 million for the three months ended March 31, 2006, from $51.3 million in the three months ended March 31, 2005, an increase of $4.7 million or 9%. The increase was primarily attributable to an increase in chassis operating lease revenues of $4.8 million, partially offset by a decrease in direct financing lease revenues of $0.1 million. The incremental chassis operating lease revenues were primarily due to an increase in our chassis operating lease fleet of 9% and an increase in the size and the performance of our chassis pool fleet which generally earns a higher daily rental rate, partially offset by a decrease in utilization rates. The utilization rates of our domestic intermodal chassis operating lease fleet were 92% and 96% at March 31, 2006 and 2005, respectively. The lower utilization in 2006 was primarily the result of an increased inventory of newly acquired equipment not yet on lease.

          Other Revenue. Our other revenues increased to $6.1 million for the three months ended March 31, 2006, from $4.9 million for the three months ended March 31, 2005, an increase of $1.2 million or 24%.

          Container leasing segment other revenues increased to $2.8 million for the three months ended March 31, 2006, compared to $2.5 million for the three months ended March 31, 2005 an increase of $0.3 million or 12%. The increase was primarily attributable to an increase in billable repairs to our lessees at the termination of a lease of $0.3 million.

          Domestic intermodal equipment segment other revenues increased to $3.4 million for the three months ended March 31, 2006, from $2.4 million for the three months ended March 31, 2005, an increase of $1.0 million or 42%. The increase was primarily attributable to an increase in billable repairs to our lessees at the termination of a lease of $0.9 million

          Lease Operating and Administrative Expenses. Our lease operating and administrative expenses increased to $43.5 million for the three months ended March 31, 2006 from $36.9 million in the three months ended March 31, 2005, an increase of $6.6 million or 18%.

          The increase was primarily due to:

•	A $4.0 million increase in salary expense, of which $2.3 million is attributable to an accrual for our Chief Executive Officer's 2006 bonus which, in part, is dependent upon changes in our 2006 net income as compared to prior years. This accrual is based upon the substantial increase in our first quarter 2006 net income as compared to our first quarter 2005 net income, due to the gain recorded in connection with the March 2006 Container Sale. The actual amount of the 2006 bonus will be determined based upon our net income for the full year ending December 31, 2006. In addition, an increase in headcount and other employee related costs also contributed to the increase in salary expense for the first quarter of 2006. The additional personnel are being added to improve our corporate infrastructure and our internal control environment.

•	An increase in maintenance and repair costs of $3.2 million primarily due to an increase in chassis assigned to chassis pools which generate higher daily rental rates and higher repair expenses. In addition, we experienced an increase in the number of chassis that were refurbished or remanufactured during the current period which resulted in an increase to maintenance and repairs costs

•	An increase in commission expense of $1.1 million primarily related to the write-off of deferred sales commissions resulting from the March 2006 Container Sale of approximately 273,300 standard dry marine cargo containers as discussed earlier within this section.

•	An increase in storage costs of $1.0 million primarily due to a reduction in utilization experienced within our container and chassis product lines.

•	An increase in positioning and handling expense for our equipment of $0.7 million which was primarily due to the repositioning of equipment to chassis pool locations.

•	A decrease in equipment rental costs of $2.4 million primarily due to the buyout of leases related to container equipment which had previously been leased-in by CAI.

•	A decrease in legal services provided by outside counsel amounting to $0.6 million.

•	A decrease in consulting fees of $0.6 million primarily due to a reduction in consulting services associated with our financial planning and analysis activities which was previously outsourced partially offset by increased consulting services to facilitate the development of our new IT systems.

A further breakdown of the lease operating and administrative expense variances, as compared to the prior period, by reportable segment is as follows:

•	Container leasing segment lease operating and administrative expenses increased to $11.0 million for the three months ended March 31, 2006 from $10.5 million in the three months ended March 31, 2005, an increase of $0.5 million or 5%. The increase can be summarized as follows:

(Dollars in millions)	Container Leasing

Equipment rental expense	$ (2.3)
Commission expense Legal fees	1.1 0.5
Storage expense	0.4
Salary expense	0.4
Other, net	0.4

Total	$ 0.5

•	Domestic intermodal equipment segment lease operating and administrative expenses increased to $32.6 million for the three months ended March 31, 2006 from $26.4 million in the three months ended March 31, 2005, an increase of $6.2 million or 23%. This increase can be summarized as follows:

(Dollars in millions)	Domestic Intermodal Equipment

Salary expense	$ 3.6
Maintenance and repairs expense	3.4
Positioning and handling expense	0.8
Storage expense	0.6
Legal and consulting fees	(2.0)
Other, net	(0.2)

Total	$ 6.2

           Provision for Doubtful Accounts. Our provision for doubtful accounts decreased to $0.5 million for the three months ended March 31, 2006 from $0.7 million for the three months ended March 31, 2005. During the three months ended March 31, 2006, our non-performing receivables decreased $1.0 million ($10.5 million at March 31, 2006 and $11.5 million at December 31, 2005). As of March 31, 2006 and December 31, 2005, our non-performing receivables, net of applicable reserves, were 0.32% and 0.05%, respectively, of accounts receivable, net. Our provision for doubtful accounts is provided based upon a quarterly review of the receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of direct financing lease receivables.

           Fair Value Adjustment for Derivative Instruments. Our fair value adjustment for derivative instruments amounted to income of $1.7 million for the three months ended March 31, 2006 as compared to income of $0.7 million for the three months ended March 31, 2005. The income for the three months ended March 31, 2006, as well as the prior year period, was primarily due to the change in the fair value of interest rate swap agreements held which do not qualify as cash flow hedges. During 2006, three of these interest rate swap agreements were terminated as the result of the March 2006 Container Sale and the repayment of debt instruments used to finance this equipment.

           Fair Value Adjustment for Warrants. Our non-cash fair value adjustment for warrants amounted to an expense of $5.2 million for the three months ended March 31, 2006, as compared to income of $6.9 million for the three months ended March 31, 2005. The expense for the three months ended March 31, 2006 was limited to the change in the fair value of these warrants between December 31, 2005 and February 21, 2006, the date the registration statement for the warrants was declared effective by the SEC. This was the final criteria to be met under EITF 00-19 for re-classification of the warrants from a liability to equity in accordance with U.S. generally accepted accounting principles. During this period, the fair market value of these warrants increased from $53.2 million at December 31, 2005 to $58.4 million at February 21, 2006. This increase in the fair value of the warrants resulted primarily from the change in the market value of our common stock. This amount was then reclassified to equity. For further information on the warrants and their re-classification to equity, see Note 4 to the Condensed Consolidated Financial Statements. Since these warrants are now classified as equity, the value of the warrants will no longer be adjusted for changes to their fair value, as they had been when classified as a liability. Therefore, our earnings will no longer be subject to the volatility related to these changes in fair value.

           Depreciation and Amortization of Leasing Equipment. Our depreciation and amortization expense increased to $23.1 million for the three months ended March 31, 2006, from $22.0 million for the three months ended March 31, 2005, an increase of $1.1 million or 5%. This increase was primarily due to additions to our chassis and container operating lease fleet, partially offset by reductions in the CAI operating lease fleet resulting from third party sales.

           Impairment of Leasing Equipment. Our expense related to the impairment of leasing equipment increased to $7.2 million for the three months ended March 31, 2006, from $0.9 million for the three months ended March 31, 2005, an increase of $6.3 million. This increase was primarily due to a $6.7 million non-cash impairment charge resulting from the conversion of operating leases with a specific customer to direct financing leases. This conversion resulted in the extension of the term of the leases and it provided the customer with a bargain purchase option for the equipment. This increase was partially offset by a reduction in impairment losses for idle equipment ($0.2 million), as well as a reduction in impairment losses related to damaged equipment that was subsequently remanufactured ($0.2 million).

           Income for Investments Accounted for Under the Equity Method. The decrease in income for investments accounted for under the equity method of $0.1 million during the three months ended March 31, 2006 is the result of the sale of our equity investment during the third quarter of 2005.

           Loss on Retirement of Debt. During the three months ended March 31, 2006, in connection with the early repayment of certain debt instruments through the use of the proceeds from the March 2006 Container Sale, we wrote off approximately $8.2 million of previously deferred financing fees.

           Gain on Sale of Leasing Equipment. We had a gain on sale of leasing equipment of $68.5 million during the three months ended March 31, 2006 compared to $3.1 million for the three months ended March 31, 2005. The increase is primarily due to the March 2006 Container Sale ($66.5 million), partially offset by a decrease of $0.6 million in gains on equipment sales to third party investors recognized by CAI, as well as a decrease in gains on our container sales ($0.7 million). The decrease in gains on equipment sales recognized by CAI was primarily due to a decrease in volume of units sold to third party investors during the current year period as well as a decrease in the margin recognized by CAI on sales to third parties. The decrease in gains on our container equipment sales was predominantly due to unfavorable market conditions we experienced in the resale sector for containers as compared to the prior year period.

           Other Income, Net. We had other income of $0.4 million during the three months ended March 31, 2006 compared to $0.6 million of other income for the three months ended March 31, 2005. The decrease of $0.2 million was primarily due to a reduction in fee income as compared to the prior year period.

           Interest Expense. Our interest expense increased to $34.4 million in the three months ended March 31, 2006 from $29.4 million in the three months ended March 31, 2005, an increase of $5.0 million or 17%. This increase was primarily attributable to increased borrowings ($3.6 million) and increased interest rates ($1.1 million).

           Interest Income. Our interest income increased to $4.9 million in the three months ended March 31, 2006 from $4.0 million in the three months ended March 31, 2005, an increase of $0.9 million. The increase in interest income was primarily due to an increase in average invested cash balances and higher interest rates on the invested cash balances. These increases were partially offset by the receipt during the three months ended March 31, 2005 of $1.6 million of past due interest received on a note receivable which was previously accounted for as non-performing.

           Minority Interest Expense, Net. Minority interest expense, net was essentially unchanged for the three months ended March 31, 2006 as compared to the prior year.

           Provision for Income Taxes. We recorded an income tax provision of $1.0 million for the three months ended March 31, 2006 as compared to $3.1 million for the three months ended March 31, 2005. This decrease resulted despite a net increase in pre-tax income of $42.9 million, after adjusting for the permanent tax difference that arose from the non-cash expense/income pertaining to the warrant liability in both 2006 and 2005, respectively. The decrease in the income tax provision resulted principally from (i) a lower proportion of the pre-tax income realized during the three months ended March 31, 2006 from United States sourced income, and (ii) a $2.3 million tax benefit realized on the March 29, 2006 sale of approximately 273,300 standard dry marine cargo containers by Interpool Containers Limited ("ICL"). The sale combined with the application of the Barbados regressive tax rate system resulted in an adjustment to deferred Barbados taxes, accrued at the maximum 2.5% rate, and the booking of a current Barbados tax at the minimum 1% tax rate since the sale resulted in a Barbados taxable gain in excess of $15.0 million. See Note 5 to the Condensed Consolidated Financial Statements for more information.

           ICL's pre-tax income (international sourced income) is taxed at a low rate (approximately 1% to 2.5%) due to the income tax convention between the United States and Barbados. The domestic intermodal division's pre-tax income (United States sourced income), including corporate activities and the results of operations of CAI, is taxed at the higher United States tax rates. During the three months ended March 31, 2006, 7% of taxable income was generated from United States sources as compared to 27% during the three months ended March 31, 2005, thus contributing to the net decrease in the provision for income taxes.

           Net Income. As a result of the factors described above, our net income increased to $53.3 million in the three months ended March 31, 2006 from $20.4 million in the three months ended March 31, 2005.

Liquidity and Capital Resources

           Historically, we have used funds from various sources to meet our corporate obligations and to finance the acquisition of equipment for lease to customers. The primary funding sources have been cash provided by operations, borrowings (generally from banks), securitization of lease receivables, the issuance of capital lease obligations, and the sale of our securities. In addition, we have generated cash from the sale of equipment being retired from our fleet. In general, we have sought to meet debt service requirements from the leasing revenue generated by our equipment. We had $378.8 million of unrestricted cash and cash equivalents on hand and had unused financing commitments totaling $107.5 million available for future use as of March 31, 2006 (excluding $123.7 million available under CAI's revolving credit facility). Further, as described in the Liquidity and Capital Resources section of our 2005 Form 10-K, the combination of unrestricted cash and marketable securities as of December 31, 2005 plus scheduled payments due to us under operating and direct financing lease agreements with our lessees during 2006 and 2007 is significantly more than our scheduled capital lease and debt service payments (principal and estimated interest) for those years even after taking into account the recent sale of a substantial portion of our container operating lease portfolio.

           We have usually funded a significant portion of the purchase price for new containers and chassis through secured borrowings from financial institutions under various credit facilities. However, from time to time we have funded new equipment acquisitions through the use of working capital and may finance this equipment through debt facilities at a later date. On March 29, 2006, in connection with the March 2006 Container Sale, as indicated in Note 2 to the Condensed Consolidated Financial Statements, we paid our 2005 Fortis Facility in full and terminated the facility, which included eliminating the commitment for future financings under the facility. As of March 31, 2006, a total of $107.5 million of financing commitments was available to us for future use (excluding $123.7 million available under CAI's revolving credit facility). We are currently in negotiations with other potential lenders with regard to additional financings to support business growth.

Cash Flow

           Net cash provided by operating activities amounted to $8.9 million for the three months ended March 31, 2006 as compared to $27.4 million for the same period last year. While net income for the three months ended March 31, 2006 was $32.9 million higher than net income for the prior year period, the change in cash provided by these activities was affected by the following:

•	Net income for the three months ended March 31, 2006 included a gain associated with the March 2006 Container Sale of $60.8 million ($60.2 million, net of tax).
•	2006 net income included a non-cash expense of $5.2 million related to the adjustment of the estimated fair value of warrants issued by us in the third quarter of 2004 as compared to non-cash income of $6.9 million reported in 2005 net income.
•	2006 net income included a non-cash impairment expense of $7.2 million ($6.7 million, net of tax) which is primarily related to the conversion of operating leases with a specific customer to direct financing leases which resulted in the extension of the term of the leases and provided the customer with a bargain purchase option for the equipment. This compares to an impairment expense of $0.9 million ($0.7 million, net of tax) reported in 2005 net income.
•	2006 net income included a loss on retirement of debt of $8.2 million ($7.7 million, net of tax) in connection with the early repayment of certain debt instruments of which $5.4 million ($5.2 million, net of tax) is included in the calculation of the $60.2 million gain (net of tax) recognized as a result of the March 2006 Container Sale.

           Excluding the items noted above, net cash provided by these activities decreased $6.7 million for the three months ended March 31, 2006 as compared to the prior year period. The remaining change in cash provided by operating activities resulted primarily from the following:

•	An increase in cash used to pay income taxes ($14.5 million) during the three months ended March 31, 2006 associated with the December 2005 repatriation of cash from our Barbados subsidiary, Interpool Limited.

           The remainder of the change in net cash provided by operating activities was primarily due to changes in other operating assets and liabilities in the ordinary course of business.

           Net cash provided by investing activities amounted to $503.6 million for the three months ended March 31, 2006 as compared to $36.4 million of net cash used for investing activities for the same period last year. The change was primarily due to the following:

•	an increase in the proceeds from disposition of leasing equipment ($504.1 million) which is primarily associated with the March 2006 Container Sale,
•	a decrease in acquisition of leasing equipment ($19.1 million), and
•	a decrease in the investment in direct financing leases ($18.6 million).

           Net cash used for financing activities amounted to $539.5 million for the three months ended March 31, 2006 as compared to $34.1 million for the same period last year. The increase in net cash used for financing activities was primarily due to the following:

•	an increase in repayment of long term debt and capital lease obligation ($510.3 million) primarily due to the use of the proceeds from the March 2006 Container Sale and an increase in repayment of revolving credit lines ($12.5 million), partially offset by
•	an increase in the proceeds from the issuance of debt ($15.4 million).

Debt and Capital Lease Obligations:

The following table summarizes our debt and capital lease obligations as of March 31, 2006 and December 31, 2005:

	(Dollars in Millions)
Total Debt and Capital Lease Obligations	March 31, 2006	December 31, 2005
2005 Fortis Facility - Secured container equipment
financing facility, interest at 6.41% at December 31, 2005	$ ---	$ 463.2
2005 DVB Facility - Secured container equipment financing
facility, interest at 6.37% at March 31, 2006 and 6.55% at
December 31, 2005	202.1	250.7
Chassis Securitization Facility, interest at 5.69% at March
31, 2006 and 5.94% at December 31, 2005
Warehouse facility	--	8.4
Debt obligation	16.8	24.1
Capital lease obligation	386.0	388.4
Revolving credit facility for chassis, interest at 6.21% at
March 31, 2006 and 5.64% at December 31, 2005, revolving
period ending September 9, 2010	15.0	15.0
Notes and loans repayable with various rates ranging from
5.75% to 7.90% and maturities from 2006 to 2010	19.9	22.0
Capital lease obligations payable in varying amounts
through 2015	299.3	284.9
Revolving credit facility CAI, interest at 6.36% at March
31, 2006 and 5.97% at December 31, 2005	51.0	64.0
6.00% Notes due 2014 (unsecured) net of unamortized
discount of $30.7 at March 31, 2006 and $31.3 at
December 31, 2005	199.3	198.7
7.35% Notes due 2007 (unsecured)	91.4	94.2
7.20% Notes due 2007 (unsecured)	37.5	37.9
9.25% Convertible redeemable subordinated debentures,
mandatory redemption 2022 (unsecured)	37.2	37.2
9.875% Preferred capital securities due 2027 (unsecured)	75.0	75.0

Total Debt and Capital Lease Obligations	1,430.5	1,963.7

Less Current Maturities	139.4	229.1
Total Non-Current Debt and Capital Lease Obligations	$ 1,291.1	$ 1,734.6

           Our debt consisted of loans, capital lease obligations and notes with installments payable in varying amounts through 2027, with a weighted average interest rate of 6.9% for the three months ended March 31, 2006 and 6.8% for the year ended December 31, 2005. The principal amount of debt and capital lease obligations payable under fixed rate contracts was $1,069.4 million at March 31, 2006. Remaining debt and capital lease obligations of $361.1 million were payable under floating rate arrangements, of which $281.5 million was effectively converted to fixed rate debt through the use of interest rate swap agreements. At March 31, 2006 and December 31, 2005, most of our debt and capital lease obligations were secured by a substantial portion of our leasing equipment, direct financing leases, and accounts receivable. Approximately $440.4 million of debt was unsecured at March 31, 2006 compared to $443.0 million at December 31, 2005. For further information on the accounting treatment for interest rate swap contracts see Note 4 to the Condensed Consolidated Financial Statements.

           New Financings: During February 2006, we entered into a capital lease obligation transaction with a U.S. financial institution for $23.8 million, with a fixed interest rate of 6.11%, which continues until March 2014. We have a bargain fixed purchase option at that time that we expect to exercise. This amount remained outstanding at March 31, 2006.

           Debt Repayment: On March 29, 2006, in connection with the March 2006 Container Sale, we paid off the remaining outstanding debt balance of $433.9 million associated with the 2005 Fortis Facility and terminated the facility, which included eliminating the commitment for future financing under the facility. Additionally, we accelerated a principal payment of $28.5 million associated with the 2005 DVB Facility. In connection with these and other debt repayments, we wrote off $8.2 million in deferred financing fees which are included in loss on retirement of debt on the Condensed Consolidated Statements of Income.

           Covenants: At March 31, 2006, under our 2005 DVB Facility, our chassis revolving credit facility established during September 2005, and most of our other debt instruments, we are required to maintain covenants (as defined in each agreement) for tangible net worth (the most stringent of which required us to maintain tangible net worth of at least $300.0 million), a fixed charge coverage ratio of at least 1.5 to 1 and a funded debt to tangible net worth ratio of not more than 4.0 to 1. For the most restrictive covenants, tangible net worth includes stockholders' equity plus any "warrant liability", our 9.875% preferred capital securities and our 9.25% convertible redeemable subordinated debentures and any future subordinated debt, and is reduced by goodwill and adjusted to eliminate the impact of adjustments associated with derivative instruments. Funded debt excludes the portion of debt and capital lease obligations due within one year, our 9.875% preferred capital securities and our 9.25% convertible redeemable subordinated debentures, and any future subordinated debt. Fixed charges include interest expense, excluding that related to our 9.875% preferred capital securities and our 9.25% convertible redeemable subordinated debentures and any future subordinated debt, and lease rentals. Earnings available for fixed charges include income before depreciation and income taxes, excluding the impact of any non-cash fair value adjustments for warrants, plus fixed charges, plus interest expense associated with our 9.875% preferred capital securities and our 9.25% convertible redeemable subordinated debentures and any future subordinated debt. As of March 31, 2006, we were in compliance with all covenants.

           A servicing agreement to which we are a party requires that we maintain a tangible net worth (including its 9.875% preferred capital securities due 2027) of at least $375.0 million plus 50% of any positive net income reported from October 1, 2004 forward.

           At March 31, 2006, under a restriction in its 6.0% Note Indenture, approximately $36.0 million of retained earnings were available for dividends.

Critical Accounting Policies and Estimates

           The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, the reported amounts of income and expense during the reporting period and the disclosure of contingent assets and liabilities at the date of the financial statements. We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on these and other significant accounting policies, see Note 1 to the Consolidated Financial Statements included in our December 31, 2005 Annual Report on Form 10-K. These policies and estimates are considered critical due to the existence of uncertainty at the time the estimate is made, the likelihood of changes in estimates from period to period and the potential impact that these estimates can have on our financial statements. The following accounting policies and estimates include inherent risks and uncertainties related to judgments and assumptions made by management. Management's estimates are based on the relevant information available at the end of each period.

•	the allowance for doubtful accounts,

•	accounting for leasing equipment,

•	lease residual values,

•	goodwill,

•	accounting for customer defaults,

•	warrant valuation,

•	income taxes,

•	derivative financial instruments.

           In consultation with our Audit Committee, we have reviewed and approved these significant accounting policies, which are further described in our 2005 Form 10-K.

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

           The following table sets forth principal cash flows and related weighted average interest rates by expected maturity dates for debt and capital lease obligations at March 31, 2006:

(Dollars in Thousands)	Total Obligation	0-12 months	13-24 months	25-36 months	37-48 months	49-60 months	Thereafter

Variable rate facilities	$ 79,663	$ 2,200	$ 2,318	$ 53,443	$ 6,702	$ 15,000	--
Average interest rate %		6.4%	6.4%	6.3%	6.2%	6.6%	--
Fixed rate facilities(1)	1,350,879	137,243	249,161	112,892	87,187	46,771	717,625
Average interest rate %		6.8%	6.8%	6.9%	7.0%	7.1%	7.1%
Total Debt	$1,430,542	$ 139,443	$ 251,479	$ 166,335	$ 93,889	$ 61,771	$ 717,625
Average interest rate %		6.8%	6.8%	6.8%	7.0%	7.1%	7.1%

(1)      These fixed rate facilities include variable instruments that have been effectively converted to fixed rate debt through the use of interest rate swap agreements.

           The principal amount of debt and capital lease obligations payable under fixed rate contracts was $1,069.4 million at March 31, 2006. Remaining debt and capital lease obligations of $361.1 million were payable under floating rate arrangement, of which $281.5 million was effectively converted to fixed rate debt through the use of interest rate swap agreements.

           Based on outstanding debt balances at March 31, 2006 of variable rate facilities, which have not been effectively converted to fixed rate debt through the use of interest rate swaps, a 10% change in variable interest rates would have resulted in a $0.1 million change in pre-tax earnings.

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

           We seek to reduce credit risk by maintaining insurance coverage against customer insolvency and related equipment losses. We maintain contingent physical damage, recovery and loss of revenue insurance, which provides coverage upon the occurrence of a customer's insolvency, bankruptcy or default giving rise to our demand for return of all of our equipment. The policy covers the cost of recovering our equipment from the customer, including repositioning cost, damage to the equipment and the value of equipment which could not be located or was uneconomical to recover. It also covers a portion of the equipment leasing revenues that we might lose as a result of the customer's default (i.e., up to 180 days of lease payments following an occurrence under the policy). Our current policy, which commenced April 30, 2006, and expires April 30, 2007, includes coverage of $18.0 million per occurrence with a $2.0 million deductible, per occurrence. There can be no assurance that this or similar coverage will be available in the future or that such insurance will cover the entirety of any loss.

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

           At March 31, 2006 approximately 44% of accounts receivable and 75% of the net investment in direct financing leases were from customers outside of the United States.

           At March 31, 2006, our top 25 customers represented approximately 79% of consolidated billings, with no single customer accounting for more than 8.4%.

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

           Under the supervision and with the participation of its management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of March 31, 2006.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of such date due to the material weaknesses described below.

           In light of these material weaknesses, in preparing its consolidated financial statements as of and for the fiscal quarter ended March 31, 2006, the Company performed additional analyses and other post-closing procedures to ensure that the Company's Condensed Consolidated Financial Statements included in its Report on Form 10-Q for the fiscal quarter ended March 31, 2006 have been prepared in accordance with U.S. generally accepted accounting principles.

Technical accounting expertise. The Company and its 50%-owned consolidated subsidiary were not adequately staffed with accounting personnel possessing an appropriate level of technical expertise in U.S generally accepted accounting principles, as further described below:

•	Interest rate swap transactions. The Company did not have personnel possessing sufficient technical expertise related to accounting for derivative instruments and hedging activities in accordance with generally accepted accounting principles.

•	Accounting for debt modification. The Company did not have personnel possessing sufficient technical expertise related to the accounting for the modification of revolving debt facilities. This deficiency results in more than a remote likelihood that a material misstatement of the Company's annual or interim consolidated financial statements would not be prevented or detected.

•	Accounting for stock compensation. The Company's 50%-owned consolidated subsidiary, CAI, did not have personnel possessing sufficient technical expertise related to the accounting for redeemable convertible preferred stock in accordance with generally accepted accounting principles.

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

Monitoring of internal control over financial reporting. The Company lacked adequate procedures relating to monitoring of its internal control over financial reporting, including procedures related to the timely evaluation of internal controls to ensure that appropriate personnel regularly obtain evidence that controls are functioning effectively

(b) Changes to Internal Control Over Financial Reporting

           There were no changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except as described below.

           The Company has taken, or plans to take, various corrective actions to remediate the material weaknesses noted above. By their nature, such actions require a period of time to become fully effective. The remedial actions associated with these material weaknesses are as follows:

•	Technical accounting expertise. Effective January 1, 2006, the Company has assigned responsibility for its interest rate swap transactions to two individuals with significant prior experience in this area. During 2006, the Company will continue to review its staffing levels, as will CAI, and will continue to evaluate whether the skill sets of its employees are adequate to meet its financial reporting needs and to ensure that it has a strong and effective control environment. The Company and CAI will monitor this area closely, make any necessary staffing changes, and will also ensure that additional training is made available to their staffs as required.

•	Review of subsidiary financial statements. The Company will dedicate additional resources to reviewing and analyzing the financial statements of its 50%-owned consolidated subsidiary, CAI, and is currently developing plans to do so.

•	Security of information technology. As of March 2006, employees located outside the Company's three main offices connect to the Company's data center using either virtual private network or secure socket layer technology. Employees located within the Company's three main offices utilize direct, point-to-point, network connections to the Company's data center. The final evaluation and migration of critical spreadsheets to a controlled environment will take place during 2006. Interim changes required to system access controls are currently being addressed with further access controls to be implemented as the Company develops its new asset management system, which is currently in process.

•	Monitoring of internal control over financial reporting. The Company intends to implement additional procedures during 2006 that will facilitate the monitoring of internal control over financial reporting throughout the year, and will review the results of these additional procedures with its audit committee periodically during the year.

           Management believes that the actions described above, when fully implemented and tested, will be effective in remediation of the material weaknesses discussed above.

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

           As of the date of this filing, the Company is satisfied that actions implemented to date and those in progress will remediate the material weaknesses and significant deficiencies in internal control over financial reporting and information systems that have been identified. The Company notes that, like other companies, any system of internal controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the internal control system will be met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of the limitations inherent in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

Pending Governmental Investigations

           Following the Company's announcement in July 2003 that its Audit Committee had commissioned an internal investigation by special counsel into its accounting, the Company was notified that the SEC had opened an informal investigation of Interpool. As the Company had anticipated, this investigation was converted to a formal investigation later in 2003. The Company has fully cooperated with this investigation. During 2003 and 2004, the New York office of the SEC received a copy of the written report of the internal investigation and received documents and information from the Company, its Audit Committee and certain other parties pursuant to SEC subpoenas. During late 2003, the Company was also advised that the United States Attorney's office for the District of New Jersey received a copy of the written report of the internal investigation by its Audit Committee's special counsel and opened an investigation focusing on certain matters described in the report. The Company was informed that Interpool was neither a subject nor a target of the investigation by the U.S. Attorney's office. The Company has not had any communications with either the SEC or the U.S. Attorney's office relating to their respective investigations since 2004 and it does not have any information regarding the current status of either of these investigations. Therefore, the Company cannot predict the final outcome of either of these investigations and cannot be assured that they may not result in the taking of some action that may be adverse to the Company.

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

           In view of the costs and uncertainties described above and which are inherent in the litigation process, the Company elected to participate in the Third Circuit's mediation program through which a settlement of this litigation was negotiated. Following the conclusion of these negotiations, the Company received a letter dated December 8, 2005 from the Director of the Appellate Mediation Program for the United States Court of Appeals for the Third Circuit, confirming the settlement terms for this class action litigation, to which all parties have agreed, which are: (1) a cash payment on behalf of defendants in the total amount of $1,000, inclusive of all of the fees and expenses of plaintiffs' counsel, and (2) the dismissal of all claims against the Company and the other defendants on a class-wide basis. The entire $1,000 payment will be funded by the Company's insurance carrier. The agreed settlement terms have been embodied in a formal settlement agreement that has been submitted to the United States District Court for the District of New Jersey, and will be subject to approval by the District Court. The Court of Appeals has remanded the case to the District Court for consideration of the settlement.

           In the event that the settlement is not approved and if the appeal were thereby revived and if the District Court's decision granting the Company's motion to dismiss is reversed, the Company would expect to incur additional defense costs typical of this type of class action litigation, which should be substantially recoverable under the Company's insurance policies. If the Company is required to defend this lawsuit, the Company intends to do so vigorously but is unable at this time to ascertain the impact the litigation may have on its financial condition and results of operations. On the other hand, if the settlement is approved or the District Court's decision is affirmed after full appellate review, the case and its associated litigation costs will be concluded.

ITEM 6. Exhibits

Exhibits:

Exhibit 10:	Material Contracts

None

Exhibits 31/32:	Certifications:

31.1	Certification of Martin Tuchman.

31.2	Certification of James F. Walsh.

32.1	Certification of Martin Tuchman.

32.2	Certification of James F. Walsh.

Exhibit 99:	Press Releases dated:

March 15, 2006	Interpool To Sell Majority Of Container Operating Lease Assets To Investor Group.

March 17, 2006	Interpool, Inc. To Pay Cash Dividend On Common Stock.

March 31, 2006	Interpool Completes The Sale Of A Majority Of Its Container Operating Lease Assets To An Investor Group.

March 31, 2006	Interpool Files December 2005 Form 10-K With Securities And Exchange Commission

April 15, 2006	Interpool, Inc. Consummates Exchange Offer For 100% of 6% Senior Notes Due 2014.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 4, 2006	INTERPOOL, INC. By /s/ James F. Walsh James F. Walsh Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Filed with Interpool, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2006

31.1-          Certification of Martin Tuchman.

31.2-          Certification of James F. Walsh.

32.1-          Certification of Martin Tuchman.

32.2-          Certification of James F. Walsh.

99.1-          Press Release dated March 15, 2006

99.2-          Press Release dated March 17, 2006

99.3-          Press Release dated March 31, 2006

99.4-          Press Release dated March 31, 2006

99.5-          Press Release dated April 15, 2006