Form 10-Q
period 2006-06-30
INTERPOOL INC
filed 2006-08-03
CIK 898777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2006

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

Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerate filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of July 28, 2006, there were 28,498,052 shares of common stock, $.001 par value outstanding.

INTERPOOL, INC. AND SUBSIDIARIES

INDEX

Page No.

Part I - Financial Information--Interpool, Inc. and Subsidiaries	1

Item 1:	Financial Statements	1

Unaudited Condensed Consolidated Balance Sheets June 30, 2006 and December 31, 2005	3

Unaudited Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2006 and 2005	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005	5

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity at December 31, 2005 and the Six Months Ended June 30, 2006	6

Notes to Condensed Consolidated Financial Statements	7

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	56

Item 4:	Controls and Procedures	58

Part II - Other Information	62

Item 1:	Legal Proceedings	62

Item 6:	Exhibits and Reports on Form 8-K	64

Item 7:	Submission of Matters to a Vote of Security Holders	65

Signatures	66

Exhibits	67

Certifications	68

PART I - FINANCIAL INFORMATION
INTERPOOL, INC. AND SUBSIDIARIES

Item 1: FINANCIAL STATEMENTS

        The Condensed Consolidated Financial Statements as of June 30, 2006 (unaudited) and December 31, 2005 and for the three and six months ended June 30, 2006 (unaudited) and 2005 (unaudited) (the "Condensed Consolidated Financial Statements") of Interpool, Inc. and Subsidiaries (the "Company" or the "Registrant") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. The Company has made certain reclassifications to prior balances to conform to the current year presentation. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's December 31, 2005 Annual Report on Form 10-K (the "2005 Form 10-K"). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

           Effective April 1, 2006, we no longer record leasing revenue and lease operating and administrative expense relating to the containers sold to the Purchaser, but we, or CAI, will record management fee revenue earned under the Management Agreements. All billings generated and expenses incurred on behalf of the investors (net of the management fee earned by us) are payable to the investors. As a result, all revenues and lease operating expenses included in the Condensed Consolidated Statements of Income include only those revenues and costs associated with our owned equipment or equipment leased to customers by us under the terms of direct financing leases. In addition, effective April 1, 2006, our depreciation expense has been reduced due to the sale of the containers and our effective tax rate has increased because our U.S. sourced income represents a larger portion of our net income.

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

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
CASH AND CASH EQUIVALENTS (including restricted cash of $20,825 and $22,572, respectively)	$383,203	$427,265
ACCOUNTS RECEIVABLE, less allowance of $12,293 and $13,315, respectively	85,867	80,925
NET INVESTMENT IN DIRECT FINANCING LEASES	383,035	362,874
OTHER RECEIVABLES, net	3,909	4,814
LEASING EQUIPMENT, net of accumulated depreciation and amortization of $385,197 and $566,217,
respectively	1,353,355	1,771,190
OTHER ASSETS	64,885	68,048

TOTAL ASSETS	$2,274,254	$2,715,116

LIABILITIES
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$207,330	$139,960
WARRANT LIABILITY	---	53,231
INCOME TAXES	59,806	73,479
DEFERRED INCOME	9,244	3,776
DEBT AND CAPITAL LEASE OBLIGATIONS
Due within one year	132,403	229,112
Due after one year	1,263,713	1,734,547

TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS	1,396,116	1,963,659
TOTAL LIABILITIES	$1,672,496	$2,234,105

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES	50,844	47,393

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued	---	---
Common stock, par value $.001 per share; 100,000,000 shares authorized,
29,432,087 issued at June 30, 2006 and 29,426,564 issued at December 31, 2005	28	28
Additional paid-in capital	215,979	157,131
Treasury stock, at cost, 934,035 shares at June 30, 2006 and 931,591 at December 31, 2005,
respectively	(16,671)	(16,632)
Retained earnings	344,364	290,106
Accumulated other comprehensive income	7,214	2,985

TOTAL STOCKHOLDERS' EQUITY	550,914	433,618

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,274,254	$2,715,116

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these Balance Sheets.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES
Equipment leasing revenue, including income recognized on
direct financing leases of $10,114, $9,844, $19,862 and
$19,403 respectively	$78,866	$93,993	$173,631	$187,328
Management fee revenue	4,030	1,954	6,113	3,761
Other revenues	6,372	6,501	12,511	11,386

TOTAL REVENUES	89,268	102,448	192,255	202,475

COSTS AND EXPENSES:
Lease operating and administrative expenses	42,810	37,000	86,338	73,936
Provision for doubtful accounts	752	233	1,253	971
Fair value adjustment for derivative instruments	(518)	2,802	(2,176)	2,127
Fair value adjustment for warrants	--	(7,349)	5,209	(14,207)
Depreciation and amortization of leasing equipment	14,026	21,932	37,159	43,925
Impairment of leasing equipment	1,589	1,171	8,801	2,069
Income from investments accounted for under the equity method	--	(291)	--	(348)
Loss on retirement of debt	79	--	8,232	--
Gain on sale of leasing equipment	(3,358)	(1,250)	(71,848)	(4,378)
Other income, net	(135)	(302)	(486)	(906)
Interest expense	25,341	30,113	59,715	59,486
Interest income	(4,677)	(1,665)	(9,553)	(5,625)

TOTAL COSTS AND EXPENSES	75,909	82,394	122,644	157,050

INCOME BEFORE MINORITY INTEREST EXPENSE AND PROVISION FOR
INCOME TAXES	13,359	20,054	69,611	45,425
Minority interest expense, net	(2,299)	(1,505)	(4,231)	(3,411)

INCOME BEFORE PROVISION FOR INCOME TAXES	11,060	18,549	65,380	42,014
Provision for income taxes	4,717	1,639	5,727	4,716

NET INCOME	$6,343	$16,910	$59,653	$37,298

NET INCOME PER SHARE:
Basic	$0.22	$0.61	$2.09	$1.35

Diluted	$0.20	$0.54	$1.86	$1.17

WEIGHTED-AVERAGE SHARES OUTSTANDING (in thousands):
Basic	28,499	27,640	28,500	27,639

Diluted	31,333	32,379	32,680	32,793

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these Statements of Income.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,653	$37,298
Adjustments to reconcile net income to net cash provided by operating activities --
Depreciation and amortization	39,166	45,294
Impairment of leasing equipment	8,801	2,069
Amortization of debt discount	1,268	1,169
Gain on sale of leasing equipment	(71,848)	(4,378)
Provision for doubtful accounts	1,253	971
Loss on retirement of debt	8,232	--
Stock based compensation expense	245	70
Fair value adjustment for derivative instruments	(2,176)	2,127
Fair value adjustment for warrants	5,209	(14,207)
Income from investments accounted for under the equity method	--	(348)
Increase in accounts receivable	(6,195)	(5,110)
Decrease in other receivables	905	1,885
Increase in other assets	(9,113)	(1,839)
Increase/(decrease) in accounts payable and accrued expenses	9,618	(2,068)
(Decrease)/increase in income taxes payable	(15,744)	2,072
Increase/(decrease) in deferred income	5,468	(412)
Other, net	2,616	1,662

Net cash provided by operating activities	37,358	66,255

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment	(100,188)	(212,881)
Proceeds from dispositions of leasing equipment	564,618	47,375
Investment in direct financing leases	(17,380)	(34,635)
Cash collections on direct financing leases	48,456	45,828

Net cash provided by (used for) investing activities	495,506	(154,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	23,834	8,481
Payment of long-term debt and capital lease obligations	(584,741)	(78,566)
Borrowings of revolving credit lines	18,000	44,472
Repayment of revolving credit lines	(26,000)	(12,000)
Purchase of treasury stock	(39)	--
Dividends paid	(7,980)	(3,469)

Net cash used for financing activities	(576,926)	(41,082)

Net decrease in cash and cash equivalents	(44,062)	(129,140)
CASH AND CASH EQUIVALENTS, beginning of period	427,265	309,458

CASH AND CASH EQUIVALENTS, end of period	$383,203	$180,318

Cash paid for interest	$59,995	$58,161

Cash paid for taxes	$21,653	$2,356

Supplemental schedule of non-cash investing activities:
Transfers from leasing equipment to direct financing leases	$56,507	$21,305

Transfer from direct financing leases to leasing equipment	$5,269	--

Transfer of warrant liability to additional paid in capital	$58,440	--

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these Statements of Cash Flows.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AT DECEMBER 31, 2005 AND THE SIX MONTHS ENDED JUNE 30, 2006
(dollars in thousands)
(unaudited)

	Common Stock
	Outstanding Shares	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Acum. Other Comp. Income	Comprehensive Income	Total Share- holders' Equity
BALANCE, December 31, 2005	28,495	$28	$157,131	$(16,632)	$290,106	$2,985		$433,618

Net income	--	--	--	--	59,653	--	$59,653	59,653

Other comprehensive income	--	--	--	--	--	4,229	4,229	4,229

Comprehensive income							$$63,882

Stock incentive plans	3	--	408	(39)	--	--		369

Warrant reclassification	--	--	58,440	--	--	--		58,440

Accretion of preferred stock
in a consolidated subsidiary	--	--	--	--	(835)	--		(835)

Cash dividends declared:

Common stock, $0.16 per share	--	--	--	--	(4,560)	--		(4,560)

BALANCE, June 30, 2006	28,498	$28	$215,979	$(16,671)	$344,364	$7,214		$550,914

INTERPOOL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

Note 1 — Nature of Operations and Significant Accounting Policies

A.     Basis of Presentation

          The Condensed Consolidated Financial Statements of Interpool, Inc. and Subsidiaries (the "Company") as of June 30, 2006 (unaudited) and December 31, 2005 and for the three and six months ended June 30, 2006 (unaudited) and 2005 (unaudited) (the "Condensed Consolidated Financial Statements") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's December 31, 2005 Annual Report on Form 10-K (the "2005 Form 10-K"). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

          Certain investments in which the Company does not own a majority interest or otherwise control, but where it has the ability to exercise significant influence over the investee, have historically been accounted for using the equity method of accounting. In September 2005, a non-transportation company in which the Company held a minority equity position since 1997 was sold. Since September 30, 2005, the Company no longer holds any investments which are accounted for using the equity method of accounting.

D.     Net Income Per Share

          Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options and warrants and the un-vested portion of restricted stock grants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price for the period. Stock options and warrants that do not have a dilutive effect (because the exercise price is above the market price) are not included in the diluted income per share. For the three months ended June 30, 2006, options to purchase 35,656 shares were not dilutive and were not included in diluted earnings per share while the warrants to acquire common shares were dilutive. For the three months ended June 30, 2005, options to purchase 3,520 shares were not dilutive and were not included in diluted earnings per share while all warrants to acquire common shares were dilutive. For the six months ended June 30, 2006, options to purchase 42,739 shares were not dilutive and were not included in diluted earnings per share while the warrants to acquire common shares were dilutive. For the six months ended June 30, 2005, all stock options and warrants to acquire common shares were dilutive. Unvested restricted stock grants were dilutive for the three and six months ended June 30, 2006 and 2005. The convertible redeemable subordinated debentures were not dilutive for the three months ended June 30, 2006 but were dilutive for the six months ended June 30, 2006 and the three and six months ended June 30, 2005.

          A reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Numerator
Net Income - Basic EPS	$ 6,343	$16,910	$59,653	$37,298
Interest expense on convertible debentures,
net of tax of $---, $344, $688 and $688,
respectively	--	516	1,032	1,032

Net Income - Diluted EPS	$ 6,343	$17,426	$60,685	$38,330

Denominator
Weighted-average common shares
outstanding-Basic	28,499	27,640	28,500	27,639
Dilutive stock options and warrants	2,828	3,241	2,687	3,657
Dilutive convertible debentures	--	1,487	1,487	1,487
Dilutive restricted stock grants	6	11	6	10

Weighted-average common shares
outstanding-Diluted	31,333	32,379	32,680	32,793

Earnings per common share
Basic	$ 0.22	$ 0.61	$ 2.09	$ 1.35

Diluted	$ 0.20	$ 0.54	$ 1.86	$ 1.17

E.     Comprehensive Income

          Comprehensive income consists of net income or loss for the current period and gains or losses that have been previously excluded from the income statement and were only reported as a component of equity.

          The components of the change in accumulated comprehensive income are as follows:

Six Months Ended June 30, 2006	Before Tax Amount	Tax Effect	Net of Tax Amount

Unrealized holding gains/(losses) arising during the period:
Marketable Securities	$(1)	--	$(1)
Cumulative foreign currency translation adjustment	127	(46)	81
Swap agreements	6,383	(2,234)	4,149

	$6,509	$(2,280)	$4,229

Six Months Ended June 30, 2005	Before Tax Amount	Tax Effect	Net of Tax Amount

Unrealized holding gains/(losses) arising during the period:
Marketable Securities	$(3)	$1	$(2)
Cumulative foreign currency translation adjustment	(216)	79	(137)
Swap agreements	4,371	(1,443)	2,928

	$4,152	$(1,363)	$2,789

The components of accumulated other comprehensive income, net of taxes, are as follows:

	June 30, 2006	December 31, 2005

Marketable securities	--	$1
Cumulative foreign currency translation adjustment	38	(43)
Swap agreements	7,176	3,027

	$7,214	$2,985

F.     Stock-Based Compensation

            Stock Options

          At June 30, 2006, the Company had four stock option plans as described below:

          The Company's 2004 Stock Option Plan for Key Employees and Directors (the "2004 Plan"), was adopted by the Board of Directors, and approved by the stockholders at the Company's Annual Meeting of Stockholders, on December 15, 2004. A total of 1,500,000 shares of common stock have been reserved for issuance under the 2004 Plan. Options may be granted under the 2004 Plan, at the discretion of the Compensation Committee of the Board of Directors (the "Compensation Committee"), to key employees and directors (whether or not they are employees) of Interpool, Inc. and its subsidiaries. Options granted under the plan will be exercisable at such times and under such conditions as may be determined by the Compensation Committee at the time of grant; however, options may not be granted for terms in excess of ten years. The number of shares that may be the subject of options granted during any calendar year to any one individual cannot exceed 250,000 shares. At June 30, 2006, a total of 350,000 options were outstanding under this plan with options for 1,150,000 shares available for future grant.

          Previously, the Company maintained a 1993 Stock Option Plan for Executive Officers and Directors (the "1993 Stock Option Plan"). At June 30, 2006, a total of 2,663,063 fully vested options were outstanding under the 1993 Stock Option Plan. No further options may be granted under the 1993 Stock Option Plan.

          Options outstanding under both the 2004 Plan and the 1993 Stock Option Plan have been granted with immediate vesting, vesting after six months, one year and five years, and vesting over a period of two, three and five years.

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

          The 2004 Directors Plan provides for the automatic grant of nonqualified options to non-employee non-officer directors. Under the 2004 Directors Plan, each person who was not an employee or officer and who served as a member of the Board of Directors received a grant of options for 15,000 shares of common stock on the business day following the 2004 Annual Meeting. In addition, each person who becomes a non-employee non-officer director following the 2004 Annual Meeting will automatically receive a grant of options for 15,000 shares on the first business day after becoming a director. The 2004 Directors Plan also provides for additional automatic grants of options for 5,000 shares on an annual basis to each continuing director, other than an employee or officer, on the first business day following each future annual meeting, beginning with the annual meeting held during 2005. Following the Annual Meeting held June 21, 2006, the Company granted options for 45,000 shares of common stock to seven non-employee, non-officer directors at an exercise price of $21.16 per share. At June 30, 2006, a total of 165,000 options were outstanding under this plan with options for 85,000 shares available for future grant.

          Previously, the Company maintained the 1993 Non-Qualified Stock Option Plan for Non-Employee, Non-Consultant Directors (the "1993 Directors Plan"). A total of 45,000 fully vested options were outstanding under the 1993 Directors Plan at June 30, 2006. No further options may be granted under the 1993 Directors Plan.

          Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123(R), Share-Based Payment, ("SFAS 123(R)"). Prior to January 1, 2006, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plans using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company's stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation,("SFAS 123") and SFAS No. 148, Accounting for Stock-Based Compensation, ("SFAS 148"). The Company has adopted the modified prospective transition method provided by SFAS 123(R), and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first six months of 2006 includes the expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006 based on the grant date fair value estimated in accordance with the original provision of SFAS 123. Compensation expense has been recorded for all awards subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

          As a result of the adoption of SFAS 123(R), the Company's net income for the three and six months ended June 30, 2006 included $185 and $367, respectively of compensation expense and $74 and $147, respectively of income tax benefits related to the Company's stock options. The compensation expense related to all of the Company's stock-based compensation arrangements is recorded as a component of lease operating and administrative expenses in the Condensed Consolidated Statements of Income. For both the three and six months ended June 30, 2006, the impact on basic and diluted earnings per share as a result of adopting SFAS 123(R) was less than one cent per share.

          Prior to the adoption of SFAS 123(R), the Company presented all tax benefits related to deductions resulting from the exercise of stock options as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. SFAS 123(R) requires that cash flows resulting from tax benefits related to tax deductions in excess of the cumulative compensation expense recognized for those options (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. There were no stock options exercised during the three and six months ending June 30, 2006; however, all future excess tax benefits will be presented as financing cash inflows.

          For stock options granted prior to the adoption of SFAS123(R), the following table illustrates the pro forma effect on net income and earnings per share as if the Company had accounted for all employee stock options granted prior to January 1, 2006 under the fair value based accounting method of SFAS 123:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income, as reported	$16,910	$37,298
Add/(Deduct): Stock based employee compensation expense/(income)
included in net income, net of related tax effects	(20)	(99)
Add/(Deduct): Total stock-based employee compensation
(expense)/income determined under fair value based method for all
awards, net of related tax effects	(54)	(28)

Pro forma net income	$16,836	$37,171

Earnings per share:
Basic-as reported	$0.61	$1.35

Basic-pro forma	$0.61	$1.34

Diluted-as reported	$0.54	$1.17

Diluted-pro forma	$0.54	$1.16

          The weighted-average fair value of options granted during the second quarters of 2006 and 2005 was $9.04 and $9.14 per option, respectively. The estimated fair values were determined on the dates of grant using the Black-Scholes Option pricing model. The fair value of the Company's stock option awards is expensed on a straight line basis over the vesting period of the stock option. The risk-free rate is based on the implied yield on a U.S. Treasury bond with a term approximating the expected term of the option. The expected volatility computation is based on historical volatility over a period approximating the expected term of the option. The dividend yield is based on the annual dividend payment per share, divided by the average stock price for the preceding twelve months. The expected option term is a function of the option life and the vesting period divided by 2.

          The significant weighted-average assumptions relating to the Company's stock options are as follows:

	Options Granted During The Second Quarter of

	2006		2005

Risk-free Interest Rate	5.08%		3.85%
Expected Volatility	42.22%		45.00%
Dividend Yield	1.64%		1.44%
Expected Option Term	6.5 ye	ars	7.0 years
Market Price at Grant Date	$21.16		$20.38

          No options were granted by the Company during the first three months of 2006 or 2005.

          A summary of the Company's stock option activity for the six months ended June 30, 2006 for the combined plans was as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	3,178,063	$11.75	3.7	--
Granted	45,000	21.16	10.0	--
Forfeited or Expired	--	--	--	--
Exercised	--	--	--	--

Outstanding at June 30, 2006	3,223,063	$11.88	3.3	$33,337
Vested and expected to vest in the future at June 30, 2006	3,223,063	$11.88	3.3	$33,337

Exercisable at June 30, 2006	3,013,063	$11.24	2.9	$33,071
Available for grant at June 30, 2006	1,235,000

          As of June 30, 2006, there was $851 of unamortized compensation cost (net of tax) related to 210,000 non-vested stock option awards with a weighted-average grant date fair value of $9.10 per share. This compares to $827 of unamortized compensation costs (net of tax) related to 165,000 non-vested stock option awards with a weighted-average grant date fair value of $9.12 per share at December 31, 2005. Approximately $261 of compensation expense (net of tax) will be recorded during the remainder of 2006 with $423, $129 and $38 to be recorded in 2007, 2008 and 2009, respectively.

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

          Under the Plan, the first $50 of a participant's bonus amount was paid in cash. Any amount which exceeded $50 but was less than $150 was paid 50% in cash and 50% in stock. Any bonus amount which exceeded $150 was paid 100% in stock. Bonus stock awards under this Plan cliff vest in equal installments over a five-year period, unless the recipient elected to have the award vest over a ten-year period or the Board of Directors specified another period. The unvested portion of any bonus stock award will vest immediately if a change in control of the Company occurs, if the employee is terminated without cause, if the employee resigns for a good reason, if the employee dies or becomes permanently disabled, or in any other circumstance deemed appropriate by the Board of Directors. If a recipient resigns voluntarily without a good reason or is terminated for cause, the employee will forfeit any unvested portion of any bonus stock award.

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

          Compensation expense related to restricted stock awards is recognized ratably over the service vesting period; however, vested shares are issued annually in January of each year in connection with previously outstanding grants. On January 2, 2006, 5,523 shares were issued to employees under this plan. During the three and six months ended June 30, 2006, the Company recorded compensation expense of $21 and $41, respectively, compared to $20 and $70 during the three and six months ended June 30, 2005. Compensation expense is recorded as a component of lease operating and administrative expenses in the Condensed Consolidated Statements of Income.

          At June 30, 2006, and December 31, 2005, 27,156 and 29,912 restricted stock awards were outstanding for which service had not been received. These restricted stock awards had a weighted-average grant date fair value of $14.07 and $14.80 per share at June 30, 2006 and December 31, 2005, respectively. In accordance with SFAS 123(R), the fair value of restricted stock awards were estimated based on the closing market value of the Company's stock price at date of grant. As of June 30, 2006, there was $401 of unamortized compensation costs related to non-vested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 6.2 years. This compares to $442 of unamortized compensation cost at December 31, 2005 with a remaining weighted-average vesting period of 6.7 years. The unamortized compensation cost related to non-vested restricted stock awards was recorded as unearned stock-based compensation in shareholder's equity at December 31, 2005. As part of the adoption of SFAS 123(R), such unamortized compensation cost was reclassified as a component of additional paid-in capital.

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

          On November 18, 2005, the Compensation Committee of the Board of Directors agreed to an arrangement with the holders of these SARS whereby all SARS granted to such executive officers would be voluntarily cancelled. In connection with the cancellation of these SARS, each of these executive officers was granted new stock options under the Company's 2004 Stock Option Plan for Executive Officers and Directors for the same number of shares as the cancelled SARS. The 275,000 stock options granted on November 18, 2005 have an exercise price of $18.77 per share (the closing price of the Company's common stock on the date of grant) and similar terms to those of the cancelled SARS. At December 31, 2005, 266,666 of these options were vested with the remaining 8,334 scheduled to vest on December 31, 2006. These options expire June 30, 2014. In addition, in connection with the cancellation of the SARS, each of these executive officers became entitled to receive from the Company a cash amount equal to the difference between the $18.77 exercise price of the new stock options and the $14.05 exercise price of the cancelled SARS, multiplied by the number of SARS (vested and unvested) previously held by the executive officer. The liability for amounts due to executive officers amounting to $711 was paid in June 2006.

G.     Credit Risk

          At June 30, 2006, approximately 45% (44% at December 31, 2005) of accounts receivable and 76% (73% at December 31, 2005) of the net investment in direct financing leases were from customers outside of the United States.

          During the six months ended June 30, 2006, the Company's top 25 customers represented approximately 78% of its consolidated billings, with no single customer accounting for more than 8.3%. For the same period in the prior year, the Company's top 25 customers represented approximately 76% of its consolidated billings with no single customer accounting for more than 8.1%.

H.     Management Services

          In addition to leasing equipment which it owns or which it finances through capital lease obligations, the Company sells equipment to third party investors and manages the equipment on their behalf. The management services provided by the Company include marketing, billing, collection and other administrative functions associated with leasing this equipment to lessees in the transportation industry. Since these transactions have multiple deliverables, the Company evaluates all such transactions under the requirements of SFAS No. 13, Accounting for Leases and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables("EITF 00-21"). The Company has determined that the two deliverables, that is, the sale of the equipment and the continuing management services, are separate units of accounting and the revenue for each unit of accounting is recorded in accordance EITF 00-21.

          When equipment is initially sold to an investor, any profit or loss is reflected as gain or loss on sale of leasing equipment in the Condensed Consolidated Statements of Income. During the period that the Company is managing the equipment for the investors, the Company earns a management fee which is generally based on the net operating income earned by the equipment. In addition, the Company often earns management fees related to the sale of the equipment at the end of its useful life. These fees are classified as management fee revenue in the Condensed Consolidated Statements of Income. All billings generated and expenses incurred on behalf of the investors (net of the management fees earned by the Company) are payable to the investors. Any unpaid portion of the amounts due to the investors are recorded within accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. As a result, all revenues and lease operating expenses included in the Condensed Consolidated Statements of Income include only those revenues and costs associated with equipment owned by the Company or equipment leased to customers by the Company under the terms of direct financing leases.

I.     Adoption of New Accounting Standards

          In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, ("SFAS 154"). This new standard replaces Accounting Principles Board Opinion 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in the method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of the provisions of SFAS 154 did not have an impact on the Company's results of operations, financial position or liquidity.

          In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

          Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized, or continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company plans to adopt FIN 48 on January 1, 2007. The Company is evaluating the impact of adoption of FIN 48 and is unable, at this time, to quantify the impact, if any, to retained earnings at the time of adoption.

J.     Reclassifications

          As a result of the March 2006 Container Sale, the Company determined that the management fee revenue earned while managing equipment on behalf of investors will be reported separately on the face of the Company's Condensed Consolidated Statements of Income. As a result, reclassification of CAI's management fee revenue has been made to the 2005 amounts in order to conform to the 2006 presentation. These reclassifications have no impact on net income.

Note 2 — Debt and Capital Lease Obligations

          The following table summarizes the Company's debt and capital lease obligations as of June 30, 2006 and December 31, 2005:

Total Debt and Capital Lease Obligations	June 30, 2006	December 31, 2005
2005 Fortis Facility - Secured container equipment financing
facility, interest at 6.41% at December 31, 2005	$---	$463,186
2005 DVB Facility - Secured container equipment financing
facility, interest at 6.37% at June 30, 2006 and 6.55% at
December 31, 2005	184,543	250,718
Chassis Securitization Facility, interest at 5.66% at June
30, 2006 and 5.94% at December 31, 2005
Warehouse facility	--	8,416
Debt obligation	9,553	24,144
Capital lease obligation	383,543	388,422
Revolving credit facility for chassis, interest at 6.35% at
June 30, 2006 and 5.64% at December 31, 2005, revolving
period ending September 9, 2010	15,000	15,000
Notes and loans repayable with various rates ranging from
5.75% to 7.90% and maturities from 2006 to 2010	17,893	22,049
Capital lease obligation payable in varying amounts through 2015	291,751	284,849
Revolving credit facility CAI, interest at 6.85% and 5.97% at
June 30, 2006 and December 31, 2005, respectively	56,000	64,000
6.00% Notes due 2014 (unsecured) net of unamortized discount
of $30,074 at June 30, 2006 and $31,342 at December 31, 2005	199,926	198,658
7.35% Notes due 2007 (unsecured)	89,950	94,160
7.20% Notes due 2007 (unsecured)	35,775	37,875
9.25% Convertible redeemable subordinated debentures,
mandatory redemption 2022 (unsecured)	37,182	37,182
9.875% Preferred capital securities due 2027 (unsecured)	75,000	75,000

Total Debt and Capital Lease Obligations	1,396,116	1,963,659

Less Current Maturities	132,403	229,112
Total Non-Current Debt and Capital Lease Obligations	$1,263,713	$1,734,547

          New Financings: During February 2006, the Company entered into a capital lease obligation transaction with a U.S. financial institution for $23,834, with a fixed interest rate of 6.11%, which continues until March 2014. The Company has a bargain fixed purchase option at that time that it expects to exercise. At June 30, 2006, $23,426 of this capital lease obligation remained outstanding.

          Debt Repayment: On March 29, 2006, in connection with the March 2006 Container Sale, the Company paid off the remaining outstanding debt balance of $433,902 associated with the 2005 Fortis Facility and terminated the facility, which included eliminating the commitment for future financing under the facility. Additionally, the Company accelerated a principal payment of $28,526 associated with the 2005 DVB Facility. In connection with these and other debt repayments, the Company wrote off $8,232 in deferred financing fees which are included in loss on retirement of debt on the Condensed Consolidated Statements of Income.

          Completion of Exchange Offer: During April 2006, the Company announced the successful completion of an exchange offer for all of the Company's outstanding 6% Senior Notes due 2014. Pursuant to the exchange offer, the entire $230,000 principal amount of 6% Senior Notes due 2014 (the "6% Private Senior Notes") was tendered prior to the expiration of the exchange offer and exchanged for the same principal amount of Interpool 6% Senior Notes due 2014 (the "6% Exchange Senior Notes"), which have been registered under the Securities Act. The 6% Private Senior Notes were originally issued and sold in 2004, in transactions exempt from registration under the Securities Act. The 6% Exchange Senior Notes issued in the exchange offer have identical terms and conditions as the unregistered 6% Private Senior Notes, except that the 6% Exchange Senior Notes are not subject to the restrictions on resale or transfer, that applied to the unregistered 6% Private Senior Notes.

           Covenants: At June 30, 2006, under the Company's 2005 DVB Facility, the chassis revolving credit facility established during September 2005, and most of its other debt instruments, the Company is required to maintain covenants (as defined in each agreement) for tangible net worth (the most stringent of which required the Company to maintain tangible net worth of at least $300,000), a fixed charge coverage ratio of at least 1.5 to 1 and a funded debt to tangible net worth ratio of not more than 4.0 to 1. For the most restrictive covenants, tangible net worth includes stockholders' equity plus the "warrant liability", if applicable, the Company's 9.875% preferred capital securities and its 9.25% convertible redeemable subordinated debentures and any future subordinated debt, and is reduced by goodwill and adjusted to eliminate the impact of adjustments associated with derivative instruments. Funded debt excludes the portion of debt and capital lease obligations due within one year, the Company's 9.875% preferred capital securities and its 9.25% convertible redeemable subordinated debentures, and any future subordinated debt. Fixed charges include interest expense, excluding that related to the Company's 9.875% preferred capital securities and its 9.25% convertible redeemable subordinated debentures and any future subordinated debt, and lease rentals. Earnings available for fixed charges include income before depreciation and income taxes, excluding the impact of any non-cash fair value adjustments for warrants, plus fixed charges, plus interest expense associated with the Company's 9.875% preferred capital securities and its 9.25% convertible redeemable subordinated debentures and any future subordinated debt. As of June 30, 2006, the Company was in compliance with all covenants.

          A servicing agreement to which the Company is a party requires that the Company maintain a tangible net worth (including its 9.875% preferred capital securities due 2027) of at least $375,000 plus 50% of any positive net income reported from October 1, 2004 forward and this requirement has been met at June 30, 2006.

          At June 30, 2006, under a restriction in its 6.0% Note Indenture, approximately $36,898 of retained earnings were available for dividends.

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

           Segment Information:

Six Months Ended June 30, 2006	Container Leasing	Domestic Intermodal Equipment	Totals
Equipment leasing revenue	$58,577	$115,054	$173,631
Management fee revenue	6,113	--	6,113
Other revenue	4,234	8,277	12,511
Lease operating and administrative expenses	20,583	65,755	86,338
Provision for doubtful accounts	1,002	251	1,253
Fair value adjustment for derivative instruments	(1,081)	(1,095)	(2,176)
Fair value adjustment for warrants	--	5,209	5,209
Depreciation and amortization of leasing equipment	18,399	18,760	37,159
Impairment of leasing equipment	7,928	873	8,801
Loss on retirement of debt	7,736	496	8,232
Gain on sale of leasing equipment	(71,682)	(166)	(71,848)
Other expense, net and minority interest	2,554	1,191	3,745
Interest expense	19,944	39,771	59,715
Interest income	(1,805)	(7,748)	(9,553)
Income before provision for income taxes	65,346	34	65,380
Net investment in DFL's	307,388	75,647	383,035
Leasing equipment, net	265,622	1,087,733	1,353,355
Equipment purchases and investment in DFL's	43,014	74,554	117,568
Total segment assets	$744,520	$1,529,734	$2,274,254

Six Months Ended June 30, 2005	Container Leasing	Domestic Intermodal Equipment	Totals
Equipment leasing revenue	$83,582	$103,746	$187,328
Management fee revenue	3,761	--	3,761
Other revenue	5,760	5,626	11,386
Lease operating and administrative expenses	21,739	52,197	73,936
Provision for doubtful accounts	485	486	971
Fair value adjustment for derivative instruments	2,166	(39)	2,127
Fair value adjustment for warrants	--	(14,207)	(14,207)
Depreciation and amortization of leasing equipment	27,317	16,608	43,925
Impairment of leasing equipment	842	1,227	2,069
Income from investments under equity method	--	(348)	(348)
Gain on sale of leasing equipment	(3,967)	(411)	(4,378)
Other expense, net and minority interest	1,940	565	2,505
Interest expense	17,291	42,195	59,486
Interest income	(1,151)	(4,474)	(5,625)
Income before provision for income taxes	26,441	15,573	42,014
Net investment in DFL's	291,070	81,981	373,051
Leasing equipment, net	819,473	946,657	1,766,130
Equipment purchases and investments in DFL's	171,687	75,829	247,516
Total segment assets	$1,208,780	$1,264,744	$2,473,524

          The Company's shipping line customers utilize international containers in world trade over many varied and changing trade routes. In addition, most large shipping lines have many offices in various countries involved in container operations. The Company's revenue from international containers is earned while the containers are used in service carrying cargo around the world, while certain other equipment is utilized in the United States. Accordingly, the international information presented below represents the Company's international container leasing operations conducted through Interpool Limited and ICL, Barbados corporations, while the United States information presented below represents the Company's domestic intermodal equipment leasing segment, as well as those revenues and assets relative to CAI which is headquartered in the United States of America. Such presentation is consistent with industry practice.

           Geographic Information:

	Six Months Ended June 30,

	2006	2005

EQUIPMENT LEASING REVENUE
United States	$129,061	$121,963
International	44,570	65,365

	$173,631	$187,328

LEASING EQUIPMENT, NET:
United States	$1,230,089	$1,134,341
International	123,266	631,789

	$1,353,355	$1,766,130

ASSETS:
United States	$1,733,646	$1,494,338
International	540,608	979,186

	$2,274,254	$2,473,524

Note 4 — Derivative Instruments

          The Company employs derivative financial instruments (limited to interest rate swap agreements) to effectively convert certain floating rate debt instruments into fixed rate instruments and thereby manage its exposure to fluctuations in interest rates.

          As of June 30, 2006, included in other assets in the accompanying Condensed Consolidated Balance Sheet is a receivable of $2,393, representing the market value of the Company's interest rate swap contracts. This compares to a liability of $3,246 at December 31, 2005 which is included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheet.

          The unrealized pre-tax income on cash flow hedges for the six months ended June 30, 2006 of $6,383 and the related income tax effect of $2,234 have been recorded by the Company as a component of accumulated other comprehensive income on the Condensed Consolidated Balance Sheets.

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

          As of June 30, 2006, the Company held interest rate swap agreements with an aggregate notional balance of $271,179.

          For the three months ended June 30, 2006, the Company reported $518 of pre-tax income in the Condensed Consolidated Statements of Income primarily due to changes in the fair value of interest rate swap agreements which did not qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This compares to $2,802 of pre-tax expense for the three months ended June 30, 2005.

          For the six months ended June 30, 2006, the Company reported $2,176 of pre-tax income in the Condensed Consolidated Statements of Income due to changes in the fair value of interest rate swap agreements which did not qualify as cash flow hedges under SFAS 133. This compares to $2,127 of pre-tax expense for the six months ended June 30, 2005.

          The Company may, at its discretion, terminate or redesignate any interest rate swap agreements prior to maturity. At that time, any gains or losses previously reported in accumulated other comprehensive income on termination would continue to amortize into interest expense or interest income to correspond to the recognition of interest expense or interest income on the hedged debt. If such debt instrument was also to be terminated, the gain or loss associated with the terminated derivative included in accumulated other comprehensive loss at the time of termination of the debt would be recognized in the Condensed Consolidated Statement of Income at that time.

          In addition to the amounts included in the fair value adjustment for derivative instruments related to changes in the fair value of interest rate swap agreements, a change in the fair value of the warrants issued during September 2004 in connection with the 6.0% Notes, which was classified as a liability at December 31, 2005 on the accompanying Condensed Consolidated Balance Sheets, resulted in a non-cash expense of $5,209 for the six months ended June 30, 2006 (for which no tax benefit was derived). This compares to non-cash income of $14,207 for the six months ended June 30, 2005 (for which no tax expense was derived). These amounts are included in fair value adjustment for warrants on the accompanying Condensed Consolidated Statements of Income.

          On February 21, 2006, the registration statement for the warrants was declared effective by the SEC, satisfying the final condition required under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock ("EITF 00-19") for classification of the warrants as equity (as opposed to a liability) on the Company's Condensed Consolidated Balance Sheets. A final valuation of the warrants as of February 21, 2006 was obtained from an independent third party. The fair value at February 21, 2006 was determined to be $58,440 as compared with a fair value of $53,231 as of December 31, 2005. The increase in value of $5,209, for which no tax benefit is derived, was primarily related to an increase in the market price of the Company's common stock during 2006, and was recorded in the Condensed Consolidated Statements of Income for the quarter ending March 31, 2006 as discussed above. No further valuation of the warrants will be required in the future, as long as the warrants continue to meet all the requirements of EITF 00-19 for classification as equity. The warrants met all the requirements of EITF 00-19 for classification as equity at both March 31, 2006 and June 30, 2006. Therefore, no fair value adjustment for warrants was recorded in the Condensed Consolidated Statements of Income for the quarter ended June 30, 2006.

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

          In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

          Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized, or continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company plans to adopt FIN 48 on January 1, 2007. The Company is evaluating the impact of adoption of FIN 48 and is unable, at this time, to quantify the impact, if any, to retained earnings at the time of adoption.

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

          The Sale Agreement does not contain any provision that would require the Company to repurchase the containers from the Purchaser.

          The Company used a portion of the proceeds from the sale of the containers to reduce container related indebtedness amounting to $462,428.

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

Note 7 — Impairment Charge

          Beginning in late 2005 and continuing into the first quarter of 2006, one of the Company's larger shipping line customers began returning a significant number of containers under operating leases entered into during 1999 and 2000 that had expired. Based upon an analysis of the quantity of containers involved, then-existing conditions in the short-term leasing market and expenses associated with the return of this equipment, the Company entered into negotiations with this customer regarding the parties' on-going and future business relationships. Following extensive discussions, the Company reached an agreement with the customer whereby the operating leases for these containers would be converted to direct financing leases by extending the lease terms and by providing the customer with a bargain purchase option. The agreement provided that the customer had the right to extend this agreement to containers that it had previously returned if they did so prior to June 30, 2006. To the extent that additional containers were added to this agreement during the three months ended June 30, 2006, the Company recorded an additional impairment charge. As a result of this modification to the lease terms, the Company concluded that it would be necessary under U.S. generally accepted accounting principles to record an impairment charge for these assets. The amount of the impairment charge recorded in the three and six months ended June 30, 2006 was $886 and $7,622 respectively ($877 and $7,546 net of tax, respectively) and is included in impairment of leasing equipment on the Condensed Consolidated Statements of Income. No portion of this impairment charge will result in any cash expenditures by the Company. No further impairment charges will be incurred related to this agreement.

Note 8 — Contingencies and Commitments

          At June 30, 2006 commitments for capital expenditures totaled approximately $194,553 with approximately $188,027 committed for the remainder of fiscal 2006 and $6,526 committed for 2007.

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

          In view of the costs and uncertainties described above and which are inherent in the litigation process, the Company elected to participate in the Third Circuit's mediation program through which a settlement of this litigation was negotiated. Following the conclusion of these negotiations, the Company received a letter dated December 8, 2005 from the Director of the Appellate Mediation Program for the United States Court of Appeals for the Third Circuit, confirming the settlement terms for this class action litigation, to which all parties have agreed, which are: (1) a cash payment on behalf of defendants in the total amount of $1,000, inclusive of all of the fees and expenses of plaintiffs' counsel, and (2) the dismissal of all claims against the Company and the other defendants on a class-wide basis. The entire $1,000 payment will be funded by the Company's insurance carrier. The agreed settlement terms have been embodied in a formal settlement agreement that has been submitted to the United States District Court for the District of New Jersey. The Court of Appeals remanded the case to the District Court for consideration of the settlement and on August 1, 2006, the District Court held a fairness hearing with respect to the settlement where the judge announced in an oral ruling that the settlement had been approved and will be followed by a written order shortly.

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

          At June 30, 2006, the following guarantees were issued and outstanding:

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

            Contractual Relationships

          The Company entered into a number of operating leases as lessee during 2000 and 2002 in which it guaranteed a portion of the residual value of the leased equipment to the lessor. These leases have terms that expire between 6 and 9 years. If, at the end of the lease term, the fair market value of the equipment is below the guaranteed residual value in the agreement, the Company is liable for a percentage of the deficiency. The total of these guarantees is $12,405 of which $8,012 could be due in 2 to 3 years, $3,793 could be due in 4 to 5 years, and the remaining $600 potentially due in greater than 5 years. As of June 30, 2006 and December 31, 2005, included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets are liabilities of $254 and $232, respectively, representing the accrual for the estimated exposure under these guarantees.

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

            Standby Letters of Credit

          As of June 30, 2006, CAI had an outstanding letter of credit totaling $328, which guarantees its obligations under an operating lease agreement. This letter of credit expires in December 2006.

Note 9 — CAI Debt Repayment

          During June 2006, with the approval of the lenders under its senior secured revolving credit facility, the Company's 50% owned consolidated subsidiary, CAI, voluntarily prepaid $10,000 of the principal balance of the subordinated note held by the Company. As a result, the outstanding principal balance of the subordinated note was reduced to $3,460 as of June 30, 2006. In connection with this prepayment, the Company agreed to reduce the interest rate on the subordinated note, effective April 1, 2006, to equal the interest rate applicable from time to time under CAI's senior secured revolving credit facility (6.85% at June 30, 2006). It is possible that CAI's management may seek to repay all or part of the remaining principal balance of the subordinated note prior to its final maturity in April 2008.

          In connection with the June 2002 modifications to the Company's subordinated note, the Chairman and 50% owner of CAI, Mr. Ogawa, agreed that, until the subordinated note is paid in full, the Company would have the right to designate a majority of the members of CAI's board of directors. Since the time this agreement was entered into, CAI's board of directors has consisted of five directors, three of whom were appointed by Interpool and two of whom were appointed by Mr. Ogawa. Under the terms of the amended Shareholder Agreement between the Company and Mr. Ogawa, effective upon CAI's repayment of the remaining principal balance of the subordinated note, CAI's board of directors would be comprised of an equal number of directors appointed by Interpool and by Mr. Ogawa. Any such change in the composition of CAI's board of directors would likely require that the Company no longer consolidate CAI in its financial statements from and after the date of such change. Instead, the Company would record its investment in CAI under the equity method of accounting.

          During the third quarter of 2005, pursuant to the terms of the Shareholder Agreement the Company entered into with Mr. Ogawa when it acquired its 50% common equity interest in CAI in 1998, Mr. Ogawa notified the Company that he was exercising his contractual right to request an independent valuation of CAI. An investment banking firm was engaged by CAI's board of directors to conduct this valuation and the valuation was completed during the fourth quarter of 2005. The Company advised Mr. Ogawa that, after review of this valuation, it had decided not to exercise its right under the Shareholder Agreement to make an offer to acquire his 50% common equity interest in CAI for an amount equal to his percentage interest of the fair value of CAI as determined by the investment banking firm. The Shareholder Agreement provides that, if the Company does not elect to make such an offer, Mr. Ogawa has a right to require CAI to take the necessary steps to effect an initial public offering to sell his equity, with all costs associated with any such initial public offering of CAI being borne by CAI. Mr. Ogawa has requested that CAI proceed with the steps necessary to register his equity interest in CAI for sale by him in an initial public offering. In response to Mr. Ogawa's request, during 2006, CAI engaged an investment banking firm to manage an initial public offering, and CAI and its investment bankers, together with their advisors, commenced preparation of an S-1 registration statement for filing with the SEC sometime during 2006. This registration statement has not yet been completed and has not been filed with the SEC. All costs incurred by CAI through June 30, 2006 related to its potential initial public offering, which amounted to $887, have been recorded to lease operating and administrative expense for the three months ended June 30, 2006 in the accompanying Condensed Consolidated Statements of Income. In the event that CAI's initial public offering is consummated, CAI would become a public company. In connection with CAI's proposed public offering, the Company was asked to consider potential changes to the terms of the existing agreements between the Company and CAI and to the terms of the Shareholder Agreement between the Company and Mr. Ogawa. To date, however, no agreement has been reached regarding any such changes. In addition, the Company is currently evaluating the impact of CAI's initial public offering on its current 50% common equity position in CAI. In connection with this evaluation, the Company has had discussions with Mr. Ogawa regarding a possible purchase by CAI of the Company's equity interest in CAI for a price that exceeds the Company's investment in CAI. These discussions are ongoing, and to date, no agreement has been reached regarding any such purchase. If the Company were to continue to hold its equity interest in CAI and if, CAI elects to proceed with its initial public offering, CAI's ability to complete its public offering will depend upon a number of factors, including market conditions, industry conditions and developments in CAI's business. Accordingly, there is no assurance that CAI's proposed public offering will be completed within the anticipated time frame or at all.

Note 10 — Subsequent Events

Insurance Claim Payment

          In July 2006, the Company received a payment of approximately $1,800 from its insurance carriers with regard to a claim of approximately $4,200 the Company had filed under its default insurance policies. The claim relates to the default of a significant customer based in Puerto Rico that occurred when the customer filed for Chapter 11 bankruptcy protection in March 2001 (which was converted to Chapter 7 in mid-2002). The insurance policies in effect at that time provided coverage against such a default for up to one hundred eighty days of per diem rental charges after the default date, the value of any un-recovered equipment and damage and recovery costs for recovered equipment. The Company accepted this payment without prejudice to the action it commenced in the Superior Court of the State of California in April 2006 against these insurers and an underwriting agent, for recovery of the entire amount of its claim and other damages. The Company will record the receipt of this payment in the quarter ended September 30, 2006 which will result in other income of approximately $943, after tax. The Company intends to vigorously pursue the remaining $2,400 balance of its claim and other damages, costs and interest.

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

          The Sale Agreement does not contain any provision that would require us to repurchase the containers from the Purchaser.

          We used a portion of the proceeds from the March 2006 Container Sale to reduce container related indebtedness by $462.4 million.

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

          Effective April 1, 2006, we no longer record leasing revenue and lease operating and administrative expense relating to the containers sold to the Purchaser, but we, or CAI, will record management fee revenue earned under the Management Agreements. All billings generated and expenses incurred on behalf of the investors (net of the management fee earned by us) are payable to the investors. As a result, all revenues and lease operating expenses included in the Condensed Consolidated Statements of Income include only those revenues and costs associated with our owned equipment or equipment leased to customers by us under the terms of direct financing leases. In addition, effective April 1, 2006, our depreciation expense has been reduced due to the sale of the containers and our effective tax rate has increased because our U.S. sourced income represents a larger portion of our net income.

General

          Interpool is one of the world's leading suppliers of equipment and services to the intermodal transportation industry. We believe we are the world's largest lessor of intermodal container chassis and a leading lessor of international dry freight standard containers used in international trade.

          Our primary sources of equipment leasing revenue are derived from operating leases and income earned on direct financing leases. In addition, we generate management fee revenue while providing management services for containers owned by investors. We generate this revenue through leasing transportation equipment, primarily intermodal container chassis and intermodal dry freight standard containers. Operating lease equipment (operating leases) and direct financing leases are the two major asset types that generate this revenue. In the case of operating lease equipment, we retain the substantive risks and rewards of equipment ownership for the equipment we own. In the case of direct financing leases, the lessee generally has the substantive risks and rewards of equipment ownership and the right to purchase the equipment at the end of the lease term. This equipment leasing and management fee revenue is supplemented by other sources of revenue such as fees charged to the lessee for handling, delivery and repairs earned under contractual agreement with the lease customer. Equipment leasing revenue derived from an operating lease generally consists of the monthly lease payments from the customer. For direct financing leases, the lessee's payment is segregated into principal and interest components much like a loan. The interest component, calculated using the effective interest method over the term of the lease, is recognized by us as equipment leasing revenue. The principal component of the direct financing lease payment is reflected as a reduction to the net investment in the direct financing lease. Management fee revenue consists of the income earned for management services related to the management of containers owned by investors. As a result of our March 2006 Container Sale, the size of the fleet we manage for third parties increased significantly beginning in April 2006. Other revenues consist primarily of fees charged to the lessee for the positioning and handling of our equipment, and repairs for which the customer is responsible under the terms of their lease agreement. CAI also manages equipment for third party investors. In doing so, CAI generally records a gain on the sale of this equipment to the third party investors and earns management fees from these investors based upon the financial performance of the equipment.

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

          In the last several years, we have established two more advanced "neutral" chassis pools. These pools are clusters of locations in a region. We call them "metro pools" and such pools have been established in the New York metropolitan area, and the Houston metropolitan area. These pools differ from traditional neutral pools in that customers are able to pick up chassis in one location and return them to other locations that are all in the "network." The logistics of the networking process are managed by our proprietary "PoolStat"™ software, which also manages the inventory and billing functions of the pools. Interest in these two pools is high, and we expect continued growth over the next several years.

          In 2000, we acquired the North American Intermodal Division of Transamerica Leasing, Inc. which included chassis pool operations at railroad terminals. This program has continued to expand, and today we have neutral chassis pools at over 40 rail terminals across the United States. Some of these terminals are linking up with the metro pools to create a more integrated marine/rail pool network. In the past, the rail and neutral chassis pool business of standard marine chassis represented a relatively small portion of our chassis business. However, this business continues to grow at a significantly faster rate than our term lease business. This pool business now represents about 13.5% of our overall fleet, and this percentage is expected to increase over the next several years.

          In addition to neutral chassis pools involving the rental of Trac Lease chassis, Trac Lease also provides management services to the shipping lines that want to pool chassis they either own or lease in on a long or short-term basis in a port terminal for increased efficiency. The industry terms for these pools are "cooperative" or "co-op" chassis pools. The participating shipping lines contribute the chassis under their control to the overall pool. Once in the pool, any contributor can use any other contributor's chassis. Trac Lease's "PoolStat"™ software performs a number of complex management functions, including keeping track of the number of chassis used per day by a contributor versus the number of chassis contributed. Cooperative pools, like neutral pools, are growing in popularity with our customer base.

          During the six months ended June 30, 2006, our chassis fleet (including equipment on both operating and direct financing leases) increased from 226,000 chassis to 229,000 chassis. Utilization of our chassis operating lease fleet was 93% at December 31, 2005 and June 30, 2006.

          Lease rates for both new and used chassis rose steadily during the first half of 2005 due to the increased cost of new equipment, overall limitations in production space and the depletion of used chassis inventories. Demand for new and used chassis remained strong in the second half of 2005 as well as in the first half of 2006. Lease rates during this period have remained relatively unchanged and we expect this to continue throughout 2006. We anticipate that industry demand for chassis will remain generally strong through the remainder of 2006. In part, this is due to the increased volume of cargo movement in and out of railroad terminals, causing the railroads to reconfigure the patterns of container and chassis activity in the terminals. In a growing number of locations, they are requiring empty containers to be moved off of the terminal, a process that requires additional chassis to service the additional container movements. Railroads are also increasing the use of neutral chassis pooling operated by leasing companies to aid efficiency. Marine ports are experiencing similar congestion, and are beginning to take similar measures, including the use of cooperative chassis pools, to ease this congestion. Overall, more chassis will be needed to service these anti-congestion efforts.

          Our container equipment fleet, which totaled 713,000 twenty foot equivalent units ("TEU's") as of June 30, 2006, includes units owned by us and units which we manage on behalf of third parties. With respect to the owned portion of our fleet, which consisted of 431,000 TEU's as of June 30, 2006, a majority of these units are subject to long-term direct financing leases with customers. The owned portion of our fleet no longer includes those containers that were sold as part of the March 2006 Container Sale and are managed by CAI. See Note 6 to the Condensed Consolidated Financial Statements for further information. Utilization of our owned container operating lease fleet was 95% at December 31, 2005 and 94% at June 30, 2006.

          Beginning in the second quarter of 2005, an excess supply of new containers developed in China. This resulted in a slowing of new production, a reduction in new container prices and, in turn, also resulted in softness in leasing demand and daily rental rates for long-term leases of new equipment. During the second quarter of 2005, the number of new containers we had available for long-term lease increased, as customer demand for new on-hires was below demand expectations. However, a significant portion was subsequently placed on lease during the second half of 2005 and we received leasing commitments for the remainder of this equipment in 2006. In addition, daily rental rates for used containers have been, and remain, very competitive, and expiring operating leases are often renewed at daily rates that are lower than the rental rates during the initial lease term.

          Periods of fluctuation in leasing demand can occur. We anticipate that industry demand for chassis and containers will continue to grow. This expectation is supported by continued anticipation of a major expansion of the world cellular container ship fleet through 2008 as evidenced by recent reports that the major shipyards are experiencing large order backlogs through 2008. As reported in Containerisation International May 2006, the world container fleet (excluding vessels to be scrapped) as of April 1, 2006, is expected to increase by 13.3% in 2006, 17.2% in 2007, 14.8% in 2008, 13.3% in 2009 and 0.4% over the two years ending in 2011. The total container ship order book as of April 1, 2006 was comprised of approximately 1,071 ships with a total capacity of approximately 4.1 million TEU, which, when fully delivered, would result in an increase of approximately 49.0% of the world cellular container ship capacity. We are not able to predict when, or if, this anticipated growth will impact demand for chassis and containers. We believe a number of factors have contributed to the high utilization of equipment in the industry. From 2003 to 2004, according to the Containerisation International Yearbook 2006, global containerized traffic increased by 12.6%, from 299.3 million TEU in 2003 to 336.9 million TEU in 2004, increasing demand for transportation equipment generally. In addition, several major shipping lines started to bring new, very large 8,000-9,000 TEU ships to the West Coast of the United States in the fall of 2004. When ships of this size are unloaded, they require the use of a larger number of chassis to move the containers to local railroad terminals or their final destinations. Demand for chassis has also been affected by the inability of the larger, fully loaded ships to pass through the Panama Canal. These ships typically discharge their cargo on the West Coast of the United States, with the cargo being moved by "land bridges", by truck and rail, inland and across the country, using chassis at various stages during this process. At the same time, the demand for chassis, along with increased congestion at many of the rail and marine facilities around the country, has fueled an increase in the pooling of chassis for greater efficiencies. Correspondingly, we have experienced an increase in demand for our "PoolStat"™ based chassis management services as more shipping lines are entering into these chassis sharing arrangements. In addition, we have continued to experience high demand in our own Trac Lease neutral chassis pools at railroads and marine terminals. As a result of these factors, pool revenues increased significantly during 2005 and the first six months of 2006. We expect this trend to continue for the balance of 2006.

          It should be noted that, while container trade continues to grow at healthy rates, there is the strong possibility that the current new building plans of the shipping lines for fully cellular containerships will bring about excess capacity which, in turn, could produce increased competition among shipping lines and a reduction in freight rates. There is also concern that increased oil prices, increasing interest rates, and hostilities and instability in the Middle East could have a dampening effect on the rate of growth and financial strength of the shipping industry, as well as on the rate of growth of world trade. Any of these factors could contribute to a slowing of growth in the container leasing industry. The recent volatility in new container prices has caused certain shipping lines to defer container procurement and leasing decisions. In addition, the increased efficiency of many shipping lines in re-deploying their empty containers by returning them to Asia for re-use, has resulted in a slowing of demand for new containers.

          On March 29, 2006, in connection with the March 2006 Container Sale, as indicated in Note 6 to the Condensed Consolidated Financial Statement, we paid our 2005 Fortis Facility in full and terminated the facility, which included eliminating the commitment for future financing under the facility. At June 30, 2006, (excluding $118.7 million available under CAI's revolving credit facility), we have a total of $107.5 million of unused financing commitments available for growth, to re-finance existing secured debt or for other working capital requirements. Our interest expense was $0.2 million higher during the six months ended June 30, 2006 than it was during the same period of 2005 primarily due to slightly higher interest rates. We regularly evaluate financing proposals which, when coupled with available cash balances and funds available under commitments mentioned above, could be used for growth, for refinancing existing facilities and for working capital.

          As of June 30, 2006, our commitments for future capital expenditures totaled approximately $194.6 million with approximately $188.0 million committed for the remainder of fiscal 2006. Our available liquidity at June 30, 2006, including $107.5 million available under credit facilities, was $469.9 million excluding $20.8 million of restricted cash and $118.7 million available under the CAI revolving credit facility. Required debt repayments and capital lease payments for the next 12 months totaled $132.4 million. Based on our existing cash balances, financings closed, and our financial projections of operating cash flow for the future, we believe that we will have sufficient liquidity to grow our portfolio while meeting our obligations and commitments as they become due.

          Other than interest expense and the depreciation expense related to our operating lease equipment, our primary expenses are corporate administrative and lease operating expenses, which include maintenance and repair expense, as well as storage and positioning expense. Our lessees are generally responsible for lease operating expenses during the term of their lease. Our corporate administrative expenses are primarily employee related costs such as salary expense, costs of employee benefits, information technology expenses and travel and entertainment costs, as well as expenses incurred for outside services such as legal, consulting and audit related fees. During the first six months of 2006, lease operating and administrative expenses as a percentage of total revenues were 44.9%, as compared to 36.5% during the same period in 2005. This increase was primarily due to an increase in lease operating expenses, salary expense, initial public offering costs incurred by CAI, and the write-off of deferred sales commissions resulting from the March 2006 Container Sale. These increases were partially offset by a decrease in equipment rental costs at CAI and operating expense savings resulting from the March 2006 Container Sale. The additional personnel and systems enhancements we are adding to improve our corporate infrastructure and our internal control environment has also added incremental administrative expenses during the current year.

          Non-performing receivables totaled $10.8 million at June 30, 2006 compared with $11.5 million at December 31, 2005. Reserves of $10.3 million and $11.5 million, respectively, have been established against these non-performing receivables. During the first six months of 2006, receivable write-offs net of recoveries totaled $2.3 million as compared with $0.8 million for the same period in 2005.

          We conduct business with shipping line customers throughout the world and are therefore subject to the risks of operating in disparate political and economic conditions including those associated with increasing oil prices and hostilities and instability in the Middle East. Offsetting this risk is the worldwide nature of the shipping business and the ability of our shipping line customers to shift their operations from areas of unfavorable political and/or economic conditions to more promising areas. Approximately 99% of our revenues are billed and paid in U.S. dollars. We believe these factors substantially mitigate foreign currency rate risks.

          Our container leasing operations are primarily conducted through our Barbados subsidiaries, previously Interpool Limited, and beginning November 30, 2005, ICL, as well as through our consolidated subsidiary CAI, in which we own a 50% common equity interest and currently appoint a majority of the members of the board of directors. Our effective U.S. federal tax rate benefits from the application of an income tax convention, pursuant to which the profits of Interpool Limited and beginning November 30, 2005, ICL from international container leasing operations are exempt from federal taxation in the United States. These profits are subject to Barbados tax at rates that are significantly lower than the applicable rates in the United States. For further information regarding the United States and Barbados Tax Treaty, see Note 5 to the Consolidated Financial Statements and the "United States Federal Income Tax" section of Management's Discussion and Analysis in our 2005 Form 10-K. Due to a reduction in our owned container leasing fleet, resulting from the March 2006 Container Sale (see Note 6 for further information), the income tax convention will have a reduced beneficial impact to our effective U.S. federal tax rate beginning with the quarter ending June 30, 2006.

Results of Operations

          The sections that follow analyze our results of operations by financial statement caption and provide a more detailed discussion of our performance for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

          Equipment Leasing Revenue. Our equipment leasing revenues decreased to $78.9 million for the three months ended June 30, 2006, from $94.0 million in the three months ended June 30, 2005, a decrease of $15.1 million or 16%.

          Container leasing segment revenues decreased to $19.9 million for the three months ended June 30, 2006, from $41.6 million in the three months ended June 30, 2005, a decrease of $21.7 million or 52%. The decrease was primarily attributable to an $18.2 million decrease in container operating lease revenue as a result of the sale of a significant portion of the container fleet in March 2006. While we continue to manage this fleet on behalf of the owner, the operating lease billings associated with this fleet are remitted to the owner (net of a management fee earned by us). As a result, billings associated with this equipment are no longer included in equipment leasing revenues. Excluding the impact of the containers sold in March 2006, we experienced a decrease in container operating lease revenues of $3.9 million. This decrease was caused, in part, by the conversion of a specific customer's operating lease equipment to direct financing leases ($2.5 million). The remainder of the decrease was primarily due to a decrease in utilization rates and a reduction in the daily rental rates for the overall container fleet. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire regardless of whether all of these units are generating revenue. Under this method, utilization rates of our container operating lease fleet were 94% and 95% at June 30, 2006 and 2005, respectively. The utilization rates of our owned operating lease container fleet, considering CAI's actual utilization rates for our operating lease containers managed by CAI, were 91% and 92% at June 30, 2006 and 2005, respectively. The decrease in operating lease revenues was partially offset by an increase in direct financing lease revenues of $0.4 million, the majority of which was due to the conversion of a specific customer's operating lease equipment to direct financing leases as discussed above.

          Domestic intermodal equipment segment revenues increased to $59.0 million for the three months ended June 30, 2006, from $52.4 million in the three months ended June 30, 2005, an increase of $6.6 million or 13%. The increase was primarily attributable to an increase in chassis operating lease revenues of $6.8 million, partially offset by a decrease in direct financing lease revenues of $0.2 million. The incremental chassis operating lease revenues were primarily due to an increase in our chassis operating lease fleet of 9% and an increase in the size of our chassis pool fleet which generally earns a higher daily rental rate. These increases were partially offset by a decrease in utilization rates. The utilization rates of our domestic intermodal chassis operating lease fleet were 93% and 96% at June 30, 2006 and 2005, respectively. The lower utilization in 2006 was primarily the result of an increased inventory of newly acquired equipment not yet placed on lease.

          Management Fee Revenue. Our management fee revenue increased to $4.0 million for the three months ended June 30, 2006, from $2.0 million in the three months ended June 30, 2005, an increase of $2.0 million or 50%. This increase was primarily due to the $1.3 million of management fee revenue we earned commencing on April 1, 2006 resulting from the containers sold in March 2006 which we manage on behalf of the owner, as well as a $0.8 million increase in management fee revenue earned by CAI resulting from an increase in the size and performance of their managed fleet portfolio. The management fee revenue, previously earned by CAI while managing a portion of our container operating lease fleet, which was previously eliminated in consolidation, is now included in reported management fee revenue. These containers, which were included in our container operating lease fleet prior to the March 2006 Container Sale, were included as part of the container fleet sold in March 2006 and commencing on April 1, 2006 are being managed by CAI on behalf of the owner. To the extent that CAI continues to manage containers on our behalf, these management fees continue to be eliminated in consolidation

          Other Revenue. Our other revenues decreased to $6.4 million for the three months ended June 30, 2006, from $6.5 million for the three months ended June 30, 2005, a decrease of $0.1 million or 2%.

          Container leasing segment other revenues decreased to $1.5 million for the three months ended June 30, 2006, compared to $3.3 million for the three months ended June 30, 2005, a decrease of $1.8 million or 55%. The decrease was due to a reduction in billable repairs and handling on our owned fleet. In addition, similar billings related to the container fleet sold in March 2006 are no longer included in other revenue since these amounts are remitted to the owner of the equipment.

          Domestic intermodal equipment segment other revenues increased to $4.9 million for the three months ended June 30, 2006, from $3.2 million for the three months ended June 30, 2005, an increase of $1.7 million or 53%. The increase was primarily attributable to an increase in billable repairs to our lessees at the termination of a lease.

          Lease Operating and Administrative Expenses. Our lease operating and administrative expenses increased to $42.8 million for the three months ended June 30, 2006 from $37.0 million in the three months ended June 30, 2005, an increase of $5.8 million or 16%.

          The increase was primarily due to:

•	An increase in maintenance and repair costs of $3.9 million primarily due to an increase in chassis assigned to chassis pools which generate higher daily rental rates and higher repair expenses. In addition, we experienced an increase in maintenance and repair costs associated with lease terminations. The damage portion of these repair expenses was billable to our lessees which contributed to the increase in other revenue within the domestic intermodal equipment segment as outlined above. These increases were partially offset by a reduction in maintenance and repair costs within the container product line.

•	An increase in salary expense of $1.5 million, of which $0.7 million is attributable to an accrual for our Chief Executive Officer's 2006 bonus which, in part, is dependent upon changes in our 2006 net income as compared to prior years. This accrual is based upon the substantial increase in our net income during 2006 as compared to 2005 net income, primarily due to the gain recorded in connection with the March 2006 Container Sale. The actual amount of the 2006 bonus will be determined based upon our net income for the full year ending December 31, 2006. In addition, an increase in headcount and other employee related costs contributed to the increase in salary expense. The additional personnel are being added to improve our corporate infrastructure and our internal control environment.

•	An increase in storage costs of $1.5 million primarily due to a reduction in utilization experienced within our container and chassis product lines as well as the additional expense incurred for the storage of new chassis equipment which has not yet been placed on lease.

•	An increase in positioning and handling expense for our equipment of $1.3 million which was primarily due to the repositioning of equipment to chassis pool locations, partially offset by a reduction in repositioning costs within the container product line.

•	An increase in legal services provided by outside counsel amounting to $1.1 million.

•	An increase of $0.9 million representing costs incurred by CAI related to its initial public offering.

•	A decrease in equipment rental costs of $1.9 million primarily due to the buyout of leases related to container equipment which had previously been leased-in by CAI.

•	A decrease in operating expenses of $1.4 million as a result of the container fleet which was sold in March 2006. Any expenses incurred by us related to the management of these containers are deducted from the amounts remitted to the owner. As a result, these costs are no longer included in lease operating expenses.

•	A decrease in consulting fees of $1.2 million primarily due to the hiring of personnel to support our financial planning and analysis activities which were previously outsourced, as well as a decrease in consulting services required in order to comply with the Sarbanes-Oxley Act.

A further breakdown of the lease operating and administrative expense variances, as compared to the prior period, by reportable segment is as follows:

•	Container leasing segment lease operating and administrative expenses decreased to $9.6 million for the three months ended June 30, 2006 from $11.3 million in the three months ended June 30, 2005, a decrease of $1.7 million or 15%. The decrease can be summarized as follows:

(Dollars in millions)	Container Leasing

Equipment rental expense	$(1.8)
Expense savings due to March 2006 container sale	(1.4)
Maintenance and repairs expense	(0.2)
Positioning and handling expense	(0.2)

Salary expense	(0.2)
Initial public offering cost incurred by CAI	0.9
Storage expense	0.6
Legal fees	0.4
Other, net	0.2

Total	$(1.7)

•	Domestic intermodal equipment segment lease operating and administrative expenses increased to $33.2 million for the three months ended June 30, 2006 from $25.7 million in the three months ended June 30, 2005, an increase of $7.5 million or 29%. This increase can be summarized as follows:

(Dollars in millions)	Domestic Intermodal Equipment

Maintenance and repairs expense	$4.1
Salary expense	1.7
Positioning and handling expense	1.5
Storage expense	0.8
Legal fees	0.7
Consulting fees	(1.3)

Total	$7.5

          Provision for Doubtful Accounts. Our provision for doubtful accounts increased to $0.8 million for the three months ended June 30, 2006 from $0.2 million for the three months ended June 30, 2005. The increase was primarily attributable to additional provisions recorded by CAI for a specific customer which became delinquent during 2006. During the three months ended June 30, 2006, our non-performing receivables increased $0.3 million ($10.8 million at June 30, 2006 and $10.5 million at March 31, 2006). As of June 30, 2006 and March 31, 2006, our non-performing receivables, net of applicable reserves, were 0.60% and 0.32%, respectively, of accounts receivable, net. Our provision for doubtful accounts is provided based upon a quarterly review of the receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of direct financing lease receivables.

          Fair Value Adjustment for Derivative Instruments. Our fair value adjustment for derivative instruments amounted to income of $0.5 million for the three months ended June 30, 2006 as compared to expense of $2.8 million for the three months ended June 30, 2005. The income for the three months ended June 30, 2006, as well as the expense in the prior year period, was primarily due to the change in the fair value of interest rate swap agreements held which do not qualify as cash flow hedges.

          Fair Value Adjustment for Warrants. Effective February 21, 2006, we met the final criteria under EITF 00-19 for re-classification of the warrants from a liability to equity in accordance with U.S generally accepted accounting principles. Since these warrants were classified as equity for the three months ended June 30, 2006, the value of the warrants was not adjusted for changes to their fair value, as they had been when classified as a liability.

          Our non-cash fair value adjustment for warrants amounted to income of $7.3 million for the three months ended June 30, 2005. This reduction in the fair value of the warrants resulted primarily from the change in the market value of our common stock.

          Depreciation and Amortization of Leasing Equipment. Our depreciation and amortization expense decreased to $14.0 million for the three months ended June 30, 2006, from $21.9 million for the three months ended June 30, 2005, a decrease of $7.9 million or 36%. This decrease was primarily due to the reduced size of our operating lease fleet of containers as a result of the March 2006 Container Sale ($7.5 million), a reduction in our container operating lease fleet resulting primarily from the conversion of operating leases with a specific customer to direct financing leases and reductions in the CAI operating lease fleet. These decreases were partially offset by additions to our chassis operating lease fleet.

          Impairment of Leasing Equipment. Our expense related to the impairment of leasing equipment increased to $1.6 million for the three months ended June 30, 2006, from $1.2 million for the three months ended June 30, 2005, an increase of $0.4 million. This increase was primarily due to a $0.9 million non-cash impairment charge (which is in addition to a $6.7 million charge recorded during the first quarter of 2006) resulting from the conversion of operating leases with a specific customer to direct financing leases. See Note 7 to the Condensed Consolidated Financial Statements. This increase was partially offset by a reduction in impairment provisions for our owned container and chassis operating lease fleets ($0.5 million).

          Income for Investments Accounted for Under the Equity Method. The decrease in income for investments accounted for under the equity method of $0.3 million during the three months ended June 30, 2006 is the result of the sale of an equity investment during the third quarter of 2005. There were no investments accounted for under the equity method for the three months ended June 30, 2006.

          Loss on Retirement of Debt. During the three months ended June 30, 2006, we incurred $0.1 million of costs in connection with the early repayment of certain debt instruments.

          Gain on Sale of Leasing Equipment. We had a gain on sale of leasing equipment of $3.4 million during the three months ended June 30, 2006 compared to $1.3 million for the three months ended June 30, 2005. The increase is primarily due to an increase of $3.0 million in gains on equipment sales to third party investors recognized by CAI, partially offset by a reduction in the profitability on the sale of our containers ($0.5 million). The increase in gains on equipment sales recognized by CAI was primarily due to an increase in volume of units sold to third party investors during the current year period as well as an increase in the margin recognized by CAI on sales to third parties. The reduction in the profitability on the sale of our containers was predominantly due to less favorable market conditions experienced in the resale sector for containers.

          Other Income, Net. We had other income of $0.1 million during the three months ended June 30, 2006 compared to $0.3 million of other income for the three months ended June 30, 2005. The decrease of $0.2 million was primarily due to the reimbursement of insurance claim expenses during the prior year period without a similar reimbursement during the current year period.

          Interest Expense. Our interest expense decreased to $25.3 million in the three months ended June 30, 2006 from $30.1 million in the three months ended June 30, 2005, a decrease of $4.8 million or 16%. This decrease was primarily attributable to decreased borrowings ($4.9 million) and a reduction in the amortization of deferred financing fees ($0.5 million), partially offset by increased interest rates ($0.7 million).

          Interest Income. Our interest income increased to $4.7 million in the three months ended June 30, 2006 from $1.7 million in the three months ended June 30, 2005, an increase of $3.0 million. The increase in interest income was primarily due to an increase in average invested cash balances and higher interest rates on the invested cash balances.

          Minority Interest Expense, Net. The increase in minority interest expense, net amounting to $0.8 million for the three months ended June 30, 2006 as compared to the prior year was primarily due to an increase in net income reported by our 50%-owned consolidated subsidiary, CAI.

          Provision for Income Taxes. We recorded an income tax provision of $4.7 million for the three months ended June 30, 2006 as compared to $1.6 million for the three months ended June 30, 2005 despite reporting a net decrease in pre-tax income of $7.5 million. Pre-tax income reported for the second quarter of 2005 included a non-cash/non-taxable benefit of $7.3 million for the fair value adjustment for warrants. Excluding this benefit, pre-tax income would have decreased by $0.1 million ($11.1 million in 2006 versus $11.2 million in 2005). The increase in the income tax provision resulted principally from a higher proportion of the pre-tax income realized during the three months ended June 30, 2006 coming from income sourced in the United States.

          ICL's pre-tax income (international sourced income) is taxed at a low rate (approximately 1% to 2.5%) due to the income tax convention between the United States and Barbados. The domestic intermodal division's pre-tax income (United States sourced income), including corporate activities and the results of operations of CAI, is taxed at the higher United States tax rates. During the three months ended June 30, 2006, 91% of taxable income was generated from United States sources as compared to 27% during the three months ended June 30, 2005, thus contributing to the net increase in the provision for income taxes. This significant shift of taxable income to United States sources is due to the reduction in our owned container leasing fleet resulting from the March 2006 Container Sale. We anticipate that United States sourced income will remain a higher percentage of our taxable income in subsequent periods. See Note 6 to the Condensed Consolidated Financial Statements for further information.

          Net Income. As a result of the factors described above, our net income decreased to $6.3 million in the three months ended June 30, 2006 from $16.9 million in the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

          Equipment Leasing Revenue. Our equipment leasing revenues decreased to $173.6 million for the six months ended June 30, 2006, from $187.3 million in the six months ended June 30, 2005, a decrease of $13.7 million or 7%.

          Container leasing segment revenues decreased to $58.6 million for the six months ended June 30, 2006, from $83.6 million in the six months ended June 30, 2005, a decrease of $25.0 million or 30%. The decrease was primarily attributable to an $18.2 million decrease in container operating lease revenue as a result of the sale of a significant portion of the container fleet in March 2006. While we continue to manage this fleet on behalf of the owner, the operating lease billings associated with this fleet are remitted to the owner (net of a management fee earned by us). As a result, billings associated with this equipment are no longer included in equipment leasing revenues. Excluding the impact of the containers sold in March 2006, we experienced a decrease in container operating lease revenues of $7.5 million. This decrease was caused, in part, by the conversion of a specific customer's operating lease equipment to direct financing leases ($3.7 million). The remainder of the decrease was primarily due to a decrease in utilization rates and a reduction in the daily rental rates for the overall container fleet. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire regardless of whether all of these units are generating revenue. Under this method, utilization rates of our container operating lease fleet were 94% and 95% at June 30, 2006 and 2005, respectively. The utilization rates of our owned operating lease container fleet, considering CAI's actual utilization rates for our operating lease containers managed by CAI, were 91% and 92% at June 30, 2006 and 2005, respectively. The decrease in operating lease revenues was partially offset by an increase in direct financing lease revenues of $0.7 million, the majority of which was due to the conversion of a specific customer's operating lease equipment to direct financing leases as discussed above.

          Domestic intermodal equipment segment revenues increased to $115.1 million for the six months ended June 30, 2006, from $103.7 million in the six months ended June 30, 2005, an increase of $11.4 million or 11%. The increase was primarily attributable to an increase in chassis operating lease revenues of $11.6 million, partially offset by a decrease in direct financing lease revenues of $0.3 million. The incremental chassis operating lease revenues were primarily due to an increase in our chassis operating lease fleet of 9% and an increase in the size of our chassis pool fleet which generally earns a higher daily rental rate, partially offset by a decrease in utilization rates. The utilization rates of our domestic intermodal chassis operating lease fleet were 93% and 96% at June 30, 2006 and 2005, respectively. The lower utilization in 2006 was primarily the result of an increased inventory of newly acquired equipment not yet placed on lease.

          Management Fee Revenue. Our management fee revenue increased to $6.1 million for the six months ended June 30, 2006 from $3.8 million in the six months ended June 30, 2005, an increase of $2.3 million or 61%. This increase was primarily due to the $1.3 million of management fee revenue we earned commencing on April 1, 2006 resulting from the containers sold in March 2006 which we manage on behalf of the owner, as well as a $1.1 million increase in management fee revenue earned by CAI resulting from an increase in the size and performance of their managed fleet portfolio. The management fee revenue, previously earned by CAI while managing a portion of our container operating lease fleet, which was previously eliminated in consolidation, is now included in reported management fee revenue. These containers, which were included in our container operating lease fleet prior to the March 2006 Container Sale, were included as part of the container fleet sold in March 2006 and commencing on April 1, 2006 are being managed by CAI on behalf of the owner. To the extent that CAI continues to manage containers on our behalf, these management fees continue to be eliminated in consolidation.

          Other Revenue. Our other revenues increased to $12.5 million for the six months ended June 30, 2006, from $11.4 million for the six months ended June 30, 2005, an increase of $1.1 million or 10%.

          Container leasing segment other revenues decreased to $4.2 million for the six months ended June 30, 2006, compared to $5.8 million for the six months ended June 30, 2005, a decrease of $1.6 million or 28%. The decrease was due to a reduction in billable repairs and handling on our owned fleet. In addition, similar billings related to the container fleet sold in March 2006 are no longer included in other revenue since these amounts are remitted to the owner of the equipment.

          Domestic intermodal equipment segment other revenues increased to $8.3 million for the six months ended June 30, 2006, from $5.6 million for the six months ended June 30, 2005, an increase of $2.7 million or 48%. The increase was primarily attributable to an increase in billable repairs to our lessees at the termination of a lease.

          Lease Operating and Administrative Expenses. Our lease operating and administrative expenses increased to $86.3 million for the six months ended June 30, 2006 from $73.9 million in the six months ended June 30, 2005, an increase of $12.4 million or 17%.

          The increase was primarily due to:

•	An increase in maintenance and repair costs of $7.1 million primarily due to an increase in chassis assigned to chassis pools which generate higher daily rental rates and higher repair expenses. In addition, we experienced an increase in maintenance and repair costs associated with lease terminations. The damage portion of these repair expenses were billable to our lessees which contributed to the increase in other revenue within the domestic intermodal equipment segment as outlined above. In addition, we experienced an increase in the number of chassis that were refurbished or remanufactured during the current period which resulted in an increase to maintenance and repairs costs. These increases were partially offset by a reduction in maintenance and repair costs within the container product line.

•	A $5.5 million increase in salary expense, of which $3.0 million is attributable to an accrual for our Chief Executive Officer's 2006 bonus which, in part, is dependent upon changes in our 2006 net income as compared to prior years. This accrual is based upon the substantial increase in our first quarter 2006 net income as compared to our first quarter 2005 net income, due to the gain recorded in connection with the March 2006 Container Sale. The actual amount of the 2006 bonus will be determined based upon our net income for the full year ending December 31, 2006. In addition, an increase in headcount and other employee related costs contributed to the increase in salary expense for the first half of 2006. The additional personnel are being added to improve our corporate infrastructure and our internal control environment.

•	An increase in storage costs of $2.5 million primarily due to a reduction in utilization experienced within our container and chassis product lines as well as the additional expense incurred for the storage of new chassis equipment which has not yet been placed on lease.

•	An increase in positioning and handling expense for our equipment of $1.9 million which was primarily due to the repositioning of equipment to chassis pool locations, partially offset by a reduction in repositioning costs within the container product line.

•	An increase in commission expense of $1.2 million primarily related to the write-off of deferred sales commissions resulting from the March 2006 Container Sale.

•	An increase of $0.9 million representing costs incurred by CAI related to its initial public offering.

•	An increase in legal services provided by outside counsel amounting to $0.5 million.

•	A decrease in equipment rental costs of $4.3 million primarily due to the buyout of leases related to container equipment which had previously been leased-in by CAI.

•	A decrease in consulting fees of $1.8 million primarily due to the hiring of personnel to support our financial planning and analysis activities which were previously outsourced, partially offset by increased consulting services to facilitate the development of our new IT systems.

•	A decrease in operating expenses of $1.4 million as a result of the container fleet which was sold in March 2006. Any expenses incurred by us related to the management of these containers are deducted from the amounts remitted to the owner. As a result, these costs are no longer included in lease operating expenses.

A further breakdown of the lease operating and administrative expense variances, as compared to the prior period, by reportable segment is as follows:

•	Container leasing segment lease operating and administrative expenses decreased to $20.6 million for the six months ended June 30, 2006 from $21.7 million in the six months ended June 30, 2005, a decrease of $1.1 million or 5%. The decrease can be summarized as follows:

(Dollars in millions)	Container Leasing

Equipment rental expense	$(4.1)
Expense savings due to March 2006 container sale	(1.4)
Maintenance and repairs expense	(0.4)
Positioning and handling expense	(0.4)
Legal and consulting fees	1.4
Commission expense	1.2
Storage expense	1.1
Initial public offering costs incurred by CAI	0.9
Other, net	0.6

Total	$(1.1)

•	Domestic intermodal equipment segment lease operating and administrative expenses increased to $65.8 million for the six months ended June 30, 2006 from $52.2 million in the six months ended June 30, 2005, an increase of $13.6 million or 26%. This increase can be summarized as follows:

(Dollars in millions)	Domestic Intermodal Equipment

Maintenance and repairs expense	$7.4
Salary expense	5.4
Positioning and handling expense	2.3
Storage expense	1.4
Legal and consulting fees	(2.7)
Other, net	(0.2)

Total	$ 13.6

          Provision for Doubtful Accounts. Our provision for doubtful accounts increased to $1.3 million for the six months ended June 30, 2006 from $1.0 million for the six months ended June 30, 2005. The increase was primarily attributable to additional provisions recorded by CAI for a specific customer which became delinquent during 2006, partially offset by an improvement in the risk profile of our outstanding receivables. During the six months ended June 30, 2006, our non-performing receivables decreased $0.7 million ($10.8 million at June 30, 2006 and $11.5 million at December 31, 2005). As of June 30, 2006 and December 31, 2005, our non-performing receivables, net of applicable reserves, were 0.60% and 0.05%, respectively, of accounts receivable, net. Our provision for doubtful accounts is provided based upon a quarterly review of the receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of direct financing lease receivables.

          Fair Value Adjustment for Derivative Instruments. Our fair value adjustment for derivative instruments amounted to income of $2.2 million for the six months ended June 30, 2006 as compared to expense of $2.1 million for the six months ended June 30, 2005. The income for the six months ended June 30, 2006, as well as the expense in the prior year period, was primarily due to the change in the fair value of interest rate swap agreements held which do not qualify as cash flow hedges. During 2006, three of these interest rate swap agreements were terminated as the result of the March 2006 Container Sale and the repayment of debt instruments used to finance this equipment.

          Fair Value Adjustment for Warrants. Our non-cash fair value adjustment for warrants amounted to an expense of $5.2 million for the six months ended June 30, 2006, as compared to income of $14.2 million for the six months ended June 30, 2005. The expense for the six months ended June 30, 2006 was limited to the change in the fair value of these warrants between December 31, 2005 and February 21, 2006, the date the registration statement for the warrants was declared effective by the SEC. This was the final criteria to be met under EITF 00-19 for re-classification of the warrants from a liability to equity in accordance with U.S. generally accepted accounting principles. This increase in the fair value of the warrants resulted primarily from the change in the market value of our common stock. This amount was then reclassified to equity. Since these warrants are now classified as equity, the value of the warrants is no longer adjusted for changes to their fair value, as they had been when classified as a liability.

          Depreciation and Amortization of Leasing Equipment. Our depreciation and amortization expense decreased to $37.2 million for the six months ended June 30, 2006, from $43.9 million for the six months ended June 30, 2005, a decrease of $6.7 million or 15%. This decrease was primarily due to the reduced size of our operating lease fleet of containers as a result of the March 2006 Container Sale ($7.5 million), a reduction in our container operating lease fleet resulting primarily from the conversion of operating leases with a specific customer to direct financing leases and reductions in the CAI operating lease fleet. These decreases were partially offset by additions to our chassis and container operating lease fleet.

          Impairment of Leasing Equipment. Our expense related to the impairment of leasing equipment increased to $8.8 million for the six months ended June 30, 2006, from $2.1 million for the six months ended June 30, 2005, an increase of $6.7 million. This increase was primarily due to a $7.6 million non-cash impairment charge resulting from the conversion of operating leases with a specific customer to direct financing leases. See Note 7 to the Condensed Consolidated Financial Statements. This increase was partially offset by a reduction in impairment provisions for our owned container and chassis operating lease fleets ($0.9 million).

          Income for Investments Accounted for Under the Equity Method. The decrease in income for investments accounted for under the equity method of $0.3 million during the six months ended June 30, 2006 is the result of the sale of an equity investment during the third quarter of 2005. There were no investments accounted for under the equity method for the six months ended June 30, 2006.

          Loss on Retirement of Debt. During the six months ended June 30, 2006, in connection with the early repayment of certain debt instruments through the use of the proceeds from the March 2006 Container Sale, we wrote off approximately $8.1 million of previously deferred financing fees.

          Gain on Sale of Leasing Equipment. We had a gain on sale of leasing equipment of $71.8 million during the six months ended June 30, 2006 compared to $4.4 million for the six months ended June 30, 2005. The increase is primarily due to the March 2006 Container Sale ($66.5 million) as well as an increase of $2.4 million in gains on equipment sales to third party investors recognized by CAI. These increases are partially offset by a reduction in the profitability on the sale of our containers ($1.2 million). The increase in gains on equipment sales recognized by CAI was primarily due to an increase in volume of units sold to third party investors during the current year period as well as an increase in the margin recognized by CAI on sales to third parties. The reduction in the profitability on the sale of our containers was predominantly due to less favorable market conditions we experienced in the resale sector for containers.

          Other Income, Net. We had other income of $0.5 million during the six months ended June 30, 2006 compared to $0.9 million of other income for the six months ended June 30, 2005. The decrease of $0.4 million was primarily due to a reduction in sales commissions and arrangement fees as compared to the prior year period.

          Interest Expense. Our interest expense increased to $59.7 million in the six months ended June 30, 2006 from $59.5 million in the six months ended June 30, 2005, an increase of $0.2 million. This increase was primarily attributable to increased interest rates ($0.5 million), partially offset by a reduction in the amortization of deferred financing fees ($0.2 million).

          Interest Income. Our interest income increased to $9.6 million in the six months ended June 30, 2006 from $5.6 million in the six months ended June 30, 2005, an increase of $4.0 million. The increase in interest income was primarily due to an increase in average invested cash balances and higher interest rates on the invested cash balances, along with interest income received on the partial liquidation of our investment in a private equity fund ($0.8 million). These increases were partially offset by the receipt during the three months ended March 31, 2005 of $1.6 million of past due interest received on a note receivable which was previously accounted for as non-performing.

          Minority Interest Expense, Net. The increase in minority interest expense, net amounting to $0.8 million for the six months ended June 30, 2006 as compared to the prior year was primarily due to an increase in net income reported by our 50%-owned consolidated subsidiary, CAI.

          Provision for Income Taxes. We recorded an income tax provision of $5.7 million for the six months ended June 30, 2006 as compared to $4.7 million for the six months ended June 30, 2005. While we reported a net increase in pre-tax income of $24.2 million, pre-tax income for the first six months of both 2005 and 2006 included non-cash/non-taxable entries for the fair value adjustments for warrants ($5.2 million expense in 2006 and $14.2 million income in 2005). Excluding these entries, pre-tax income would have increased by $42.8 million ($70.6 million in 2006 compared with $27.8 million in 2005). The increase in the income tax provision related to the increase in pre-tax income excluding the fair value adjustment for warrants was offset by (i) a lower proportion of the pre-tax income realized during the six months ended June 30, 2006 from income sourced in the United States, and (ii) a $2.3 million tax benefit realized on the March 29, 2006 sale of approximately 273,300 standard dry marine cargo containers by Interpool Containers Limited ("ICL"). The sale combined with the application of the Barbados regressive tax rate system resulted in an adjustment to deferred Barbados taxes, accrued at the maximum 2.5% rate, and the booking of a current Barbados tax at the minimum 1% tax rate since the sale resulted in a Barbados taxable gain in excess of $15.0 million. See Note 5 to the Condensed Consolidated Financial Statements for more information.

          ICL's pre-tax income (international sourced income) is taxed at a low rate (approximately 1% to 2.5%) due to the income tax convention between the United States and Barbados. The domestic intermodal division's pre-tax income (United States sourced income), including corporate activities and the results of operations of CAI, is taxed at the higher United States tax rates. During the six months ended June 30, 2006, 20% of taxable income was generated from United States sources as compared to 27% during the six months ended June 30, 2005, thus offsetting the net increase in the provision for income taxes. This 2006 percentage of United States sourced income was lower than the comparable 2005 period primarily due to the non United States sourced taxable income generated by the March 2006 Container Sale. We anticipate that taxable income from United States sources will be a much higher percentage of our taxable income in subsequent periods due to a reduction in our owned container leasing fleet resulting from this sale. See Note 6 to the Condensed Consolidated Financial Statements for further information.

          Net Income. As a result of the factors described above, our net income increased to $59.7 million in the six months ended June 30, 2006 from $37.3 million in the six months ended June 30, 2005.

Liquidity and Capital Resources

          Historically, we have used funds from various sources to meet our corporate obligations and to finance the acquisition of equipment for lease to customers. The primary funding sources have been cash provided by operations, borrowings (generally from banks), securitization of lease receivables, the issuance of capital lease obligations, and the sale of our securities. In addition, we have generated cash from the sale of equipment being retired from our fleet. In general, we have sought to meet debt service requirements from the leasing revenue generated by our equipment. We had $362.4 million of unrestricted cash and cash equivalents on hand and had unused financing commitments totaling $107.5 million available for future use as of June 30, 2006 (excluding $118.7 million available under CAI's revolving credit facility). Further, as described in the Liquidity and Capital Resources section of our 2005 Form 10-K, the combination of unrestricted cash and marketable securities as of December 31, 2005 plus scheduled payments due to us under operating and direct financing lease agreements with our lessees during 2006 and 2007 is significantly more than our scheduled capital lease and debt service payments (principal and estimated interest) for those years even after taking into account the recent sale of a substantial portion of our container operating lease portfolio.

          We have usually funded a significant portion of the purchase price for new containers and chassis through secured borrowings from financial institutions under various credit facilities. However, from time to time we have funded new equipment acquisitions through the use of working capital and may finance this equipment through debt facilities at a later date. On March 29, 2006, in connection with the March 2006 Container Sale, as indicated in Note 6 to the Condensed Consolidated Financial Statements, we paid our 2005 Fortis Facility in full and terminated the facility, which included eliminating the commitment for future financings under the facility. We are currently in negotiations with other potential lenders with regard to additional financings to support business growth.

          Historically, we have acquired, and we may continue in the future to acquire, equipment portfolios from time to time when presented with attractive opportunities to expand our fleet. At the same time, we regularly consider opportunities to sell assets or businesses on favorable terms. For example, our March 2006 Container Sale of a substantial majority of our operating lease container fleet to an investor group enabled us to substantially reduce our secured debt, improve our capital structure and reduce our future borrowing costs, while at the same time ensuring that we or our subsidiary CAI would continue to collect management fee revenue from this equipment portfolio as we will be performing ongoing management services on behalf of the investor group. We intend to continue to review both acquisition and disposition opportunities whenever prices and market conditions are favorable.

Cash Flow

          Net cash provided by operating activities amounted to $37.4 million for the six months ended June 30, 2006 as compared to $66.3 million for the same period last year. While net income for the six months ended June 30, 2006 was $22.4 million higher than net income for the prior year period, the change in cash provided by these activities was affected by the following:

•	Net income for the six months ended June 30, 2006 included a gain associated with the March 2006 Container Sale of $60.8 million ($60.2 million, net of tax).

•	2006 net income included a non-cash expense of $5.2 million related to the adjustment of the estimated fair value of warrants issued by us in the third quarter of 2004 as compared to non-cash income of $14.2 million reported in 2005 net income.

•	2006 net income included a non-cash impairment expense of $8.8 million ($8.0 million, net of tax) which is primarily related to the conversion of operating leases with a specific customer to direct financing leases which resulted in the extension of the term of the leases and provided the customer with a bargain purchase option for the equipment. This compares to an impairment expense of $2.1 million ($1.4 million, net of tax) reported in 2005 net income.

•	2006 net income included a loss on retirement of debt of $8.2 million ($7.7 million, net of tax) in connection with the early repayment of certain debt instruments of which $5.4 million ($5.2 million, net of tax) is included in the calculation of the $60.2 million gain (net of tax) recognized as a result of the March 2006 Container Sale.

          Excluding the items noted above, net cash provided by these activities decreased $9.4 million for the six months ended June 30, 2006 as compared to the prior year period. The remaining change in cash provided by operating activities resulted primarily from the following:

•	An increase in cash used to pay income taxes ($17.8 million) during the six months ended June 30, 2006 associated with the December 2005 repatriation of cash from our Barbados subsidiary, Interpool Limited.

          The remainder of the change in net cash provided by operating activities was primarily due to changes in other operating assets and liabilities in the ordinary course of business.

          Net cash provided by investing activities amounted to $495.5 million for the six months ended June 30, 2006 as compared to $154.3 million of net cash used for investing activities for the same period last year. The change was primarily due to the following:

•	an increase in the proceeds from disposition of leasing equipment ($517.2 million) which is primarily associated with the March 2006 Container Sale,

•	a decrease in acquisition of leasing equipment ($112.7 million), and

•	a decrease in the investment in direct financing leases ($17.3 million).

          Net cash used for financing activities amounted to $576.9 million for the six months ended June 30, 2006 as compared to $41.1 million for the same period last year. The increase in net cash used for financing activities was primarily due to the following:

•	an increase in repayment of long term debt and capital lease obligation ($506.2 million) primarily due to the use of the proceeds from the March 2006 Container Sale and an increase in repayment of revolving credit lines ($14.0 million), and

•	a decrease in the borrowings of revolving credit lines ($26.5 million), partially offset by

•	an increase in the proceeds from the issuance of debt ($15.4 million).

Debt and Capital Lease Obligations:

The following table summarizes our debt and capital lease obligations as of June 30, 2006 and December 31, 2005:

	(Dollars in Millions)

Total Debt and Capital Lease Obligations	June 30, 2006	December 31, 2005

2005 Fortis Facility - Secured container equipment financing
facility, interest at 6.41% at December 31, 2005	$---	$463.2
2005 DVB Facility - Secured container equipment financing
facility, interest at 6.37% at June 30, 2006 and 6.55% at
December 31, 2005	184.5	250.7
Chassis Securitization Facility, interest at 5.66% at June
30, 2006 and 5.94% at December 31, 2005
Warehouse facility	--	8.4
Debt obligation	9.6	24.1
Capital lease obligation	383.5	388.4
Revolving credit facility for chassis, interest at 6.35% at
June 30, 2006 and 5.64% at December 31, 2005, revolving
period ending September 9, 2010	15.0	15.0
Notes and loans repayable with various rates ranging from
5.75% to 7.90% and maturities from 2006 to 2010	17.9	22.0
Capital lease obligations payable in varying amounts through
2015	291.7	284.9
Revolving credit facility CAI, interest at 6.85% at June 30,
2006 and 5.97% at December 31, 2005	56.0	64.0
6.00% Notes due 2014 (unsecured) net of unamortized discount
of $30.1 at June 30, 2006 and $31.3 at December 31, 2005	199.9	198.7
7.35% Notes due 2007 (unsecured)	90.0	94.2
7.20% Notes due 2007 (unsecured)	35.8	37.9
9.25% Convertible redeemable subordinated debentures,
mandatory redemption 2022 (unsecured)	37.2	37.2
9.875% Preferred capital securities due 2027 (unsecured)	75.0	75.0

Total Debt and Capital Lease Obligations	1,396.1	1,963.7

Less Current Maturities	132.4	229.1
Total Non-Current Debt and Capital Lease Obligations	$1,263.7	$1,734.6

          Our debt consisted of loans, capital lease obligations and notes with installments payable in varying amounts through 2027, with a weighted-average interest rate of 6.8% for the six months ended June 30, 2006 and 6.8% for the year ended December 31, 2005. The principal amount of debt and capital lease obligations payable under fixed rate contracts was $1,040.3 million at June 30, 2006. Remaining debt and capital lease obligations of $355.8 million were payable under floating rate arrangements, of which $271.2 million was effectively converted to fixed rate debt through the use of interest rate swap agreements. At June 30, 2006 and December 31, 2005, most of our debt and capital lease obligations were secured by a substantial portion of our leasing equipment, direct financing leases, and accounts receivable. Approximately $437.9 million of debt was unsecured at June 30, 2006 compared to $443.0 million at December 31, 2005. For further information on the accounting treatment for interest rate swap contracts see Note 4 to the Condensed Consolidated Financial Statements.

          New Financings: During February 2006, we entered into a capital lease obligation transaction with a U.S. financial institution for $23.8 million, with a fixed interest rate of 6.11%, which continues until March 2014. We have a bargain fixed purchase option at that time that we expect to exercise. At June 30, 2006, $23.4 million of this capital lease obligation remained outstanding.

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

          Covenants: At June 30, 2006, under our 2005 DVB Facility, our chassis revolving credit facility established during September 2005, and most of our other debt instruments, we are required to maintain covenants (as defined in each agreement) for tangible net worth (the most stringent of which required us to maintain tangible net worth of at least $300.0 million), a fixed charge coverage ratio of at least 1.5 to 1 and a funded debt to tangible net worth ratio of not more than 4.0 to 1. For the most restrictive covenants, tangible net worth includes stockholders' equity plus the "warrant liability", if applicable, our 9.875% preferred capital securities and our 9.25% convertible redeemable subordinated debentures and any future subordinated debt, and is reduced by goodwill and adjusted to eliminate the impact of adjustments associated with derivative instruments. Funded debt excludes the portion of debt and capital lease obligations due within one year, our 9.875% preferred capital securities and our 9.25% convertible redeemable subordinated debentures, and any future subordinated debt. Fixed charges include interest expense, excluding that related to our 9.875% preferred capital securities and our 9.25% convertible redeemable subordinated debentures and any future subordinated debt, and lease rentals. Earnings available for fixed charges include income before depreciation and income taxes, excluding the impact of any non-cash fair value adjustments for warrants, plus fixed charges, plus interest expense associated with our 9.875% preferred capital securities and our 9.25% convertible redeemable subordinated debentures and any future subordinated debt. As of June 30, 2006, we were in compliance with all covenants.

          A servicing agreement to which we are a party requires that we maintain a tangible net worth (including its 9.875% preferred capital securities due 2027) of at least $375.0 million plus 50% of any positive net income reported from October 1, 2004 forward and this requirement has been met at June 30, 2006.

          At June 30, 2006, under a restriction in its 6.0% Note Indenture, approximately $36.9 million of retained earnings were available for dividends.

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

          The following table sets forth principal cash flows and related weighted-average interest rates by expected maturity dates for debt and capital lease obligations at June 30, 2006:

Dollars In Thousands	Total Obligations	0-12 months	13-24 months	25-36 months	37-48 months	49-60 months	Thereafter
Variable rate facilities	$84,663	$2,200	$58,318	$2,443	$6,702	$15,000	--
Average interest rate %		6.7%	6.4%	6.4%	6.3%	6.6%	--

Fixed rate facilities(1)	1,311,453	130,203	235,540	110,628	85,817	40,636	708,629
Average interest rate %		6.8%	6.8%	6.9%	7.0%	7.1%	7.1%

Total Debt	$1,396,116	$132,403	$293,858	$113,071	$92,519	$55,636	$708,629
Average interest rate %		6.8%	6.8%	6.9%	7.0%	7.1%	7.1%

(1)      These fixed rate facilities include variable instruments that have been effectively converted to fixed rate debt through the use of interest rate swap agreements.

          The principal amount of debt and capital lease obligations payable under fixed rate contracts was $1,040.3 million at June 30, 2006. Remaining debt and capital lease obligations of $355.8 million were payable under floating rate arrangement, of which $271.2 million was effectively converted to fixed rate debt through the use of interest rate swap agreements.

          Based on outstanding debt balances at June 30, 2006 of variable rate facilities, which have not been effectively converted to fixed rate debt through the use of interest rate swaps, a 10% change in variable interest rates would have resulted in a $0.3 million change in pre-tax earnings.

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

          Beginning January 31, 2006, we also maintain credit insurance which provides additional coverage upon the occurrence of a customer's insolvency, bankruptcy or default giving rise to our demand for return of all our equipment. The policy covers a portion of the equipment leasing revenues we might lose as a result of the customer's default (i.e., up to 90 days of lease payments that accrue prior to an occurrence under the policy). Our current policy includes coverage of $10.0 million with a $0.2 million deductible per year, in the aggregate with individual limits by customer as set forth in the policy. The policy has a one-year term. There can be no assurance that this or similar coverage will be available in the future or that such insurance will cover the entirety of any loss.

          At June 30, 2006, approximately 45% of accounts receivable and 76% of the net investment in direct financing leases were from customers outside of the United States.

          At June 30, 2006, our top 25 customers represented approximately 78% of consolidated billings, with no single customer accounting for more than 8.3%.

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

          Under the supervision and with the participation of its management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of June 30, 2006.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of such date due to the material weaknesses described below.

          In light of these material weaknesses, in preparing its consolidated financial statements as of and for the fiscal quarter and year-to-date ended June 30, 2006, the Company performed additional analyses and other post-closing procedures to ensure that the Company's Condensed Consolidated Financial Statements included in its Report on Form 10-Q for the fiscal quarter and year-to-date ended June 30, 2006 have been prepared in accordance with U.S. generally accepted accounting principles.

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

Review of subsidiary financial statements.The Company did not have adequate policies and procedures in place to provide for the review of the financial statements of its 50%-owned consolidated subsidiary, CAI, at a sufficient level of detail.

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

          There were no changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except as described below.

          The Company has taken, or plans to take, various corrective actions to remediate the material weaknesses noted above. By their nature, such actions require a period of time to become fully effective. The remedial actions associated with these material weaknesses are as follows:

•	Technical accounting expertise. Effective January 1, 2006, the Company has assigned responsibility for its interest rate swap transactions to two individuals with significant prior experience in this area. During 2006, the Company will continue to review its staffing levels, as will CAI, and will continue to evaluate whether the skill sets of its employees are adequate to meet its financial reporting needs and to ensure that it has a strong and effective control environment. The Company and CAI will monitor this area closely, make any necessary staffing changes, and will also ensure that additional training is made available to their staffs as required.

•	Review of subsidiary financial statements. The Company has developed plans for the review and analysis of the financial statements of its 50%-owned consolidated subsidiary, CAI, and has dedicated resources to such review and analysis.

•	Security of information technology. As of March 2006, employees located outside the Company's three main offices connect to the Company's data center using either virtual private network or secure socket layer technology. Employees located within the Company's three main offices utilize direct, point-to-point, network connections to the Company's data center. The final evaluation and migration of critical spreadsheets to a controlled environment will take place during 2006. Interim changes required to system access controls are currently being addressed with further access controls to be implemented as the Company develops its new asset management system, which is currently in process.

•	Monitoring of internal control over financial reporting. The Company has implemented additional procedures during 2006 that will facilitate the monitoring of internal control over financial reporting throughout the year, and will review the results of these additional procedures with its audit committee periodically during the year.

          Management believes that the actions described above, when fully implemented and tested, will be effective in remediation of the material weaknesses discussed above.

          The Company has assigned the highest priority to the short and long-term correction of the internal control deficiencies that have been identified and has initiated the steps necessary to analyze and monitor its control environment and to address any weaknesses and deficiencies. In addition to the weaknesses mentioned above, the Company has identified other, less significant, deficiencies that it does not consider to be "material weaknesses" but which it nonetheless believes should be remedied. These significant deficiencies have been disclosed to the Company's Audit Committee and to its independent auditors. Management has discussed its remedial action plans with the Audit Committee and will continue to provide periodic updates to the Audit Committee on progress made.

          As of the date of this filing, the Company is satisfied that actions implemented to date, and those in progress will remediate the material weaknesses and significant deficiencies in internal control over financial reporting and information systems that have been identified. The Company notes that, like other companies, any system of internal controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the internal control system will be met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of the limitations inherent in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

          In view of the costs and uncertainties described above and which are inherent in the litigation process, the Company elected to participate in the Third Circuit's mediation program through which a settlement of this litigation was negotiated. Following the conclusion of these negotiations, the Company received a letter dated December 8, 2005 from the Director of the Appellate Mediation Program for the United States Court of Appeals for the Third Circuit, confirming the settlement terms for this class action litigation, to which all parties have agreed, which are: (1) a cash payment on behalf of defendants in the total amount of $1,000, inclusive of all of the fees and expenses of plaintiffs' counsel, and (2) the dismissal of all claims against the Company and the other defendants on a class-wide basis. The entire $1,000 payment will be funded by the Company's insurance carrier. The agreed settlement terms have been embodied in a formal settlement agreement that has been submitted to the United States District Court for the District of New Jersey. The Court of Appeals remanded the case to the District Court for consideration of the settlement and on August 1, 2006, the District Court held a fairness hearing with respect to the settlement where the judge announced in an oral ruling that the settlement had been approved and will be followed by a written order shortly.

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

ITEM 6: Exhibits and Reports on Form 8-K

Exhibits:

a)	Reports on Form 8-K:

On April 4, 2006 the Company filed a Report on Form 8-K in which the Company reported the sale by its wholly owned subsidiary, Interpool Containers Limited, of a substantial majority of its operating lease portfolio of standard dry van cargo containers to an investor group for approximately $515.9 million with an after tax gain of approximately $60.2 million. Interpool, Inc. and its 50% owned subsidiary, Container Applications International, Inc. will perform management services on behalf of the purchaser.

b)	Exhibits

Exhibit 10:	Material Contracts

None

Exhibits 31/32:	Certifications:

31.1	Certification of Martin Tuchman.

31.2	Certification of James F. Walsh.

32.1	Certification of Martin Tuchman.

32.2	Certification of James F. Walsh.

Exhibit 99:	Press Releases dated:

May 5, 2006	Interpool Files March 31, 2006 Form 10-Q With Securities and Exchange Commission.

May 5, 2006	Interpool, Inc. To Pay Cash Dividend on Common Stock.

June 28, 2006	Interpool, Inc. Stockholders Elect Robert L. Workman As new Director.

ITEM 7: Submission of Matters to a Vote of Security Holders

          On June 21, 2006, we held our Annual Meeting of Stockholders. The following matters were voted upon by shareholders:

1.	The following individuals were elected to our Board of Directors as Class I directors to hold office for a term of three years and until their respective successors are duly elected and qualified.

Nominee	Voted For	Vote Withheld

Warren L. Serenbetz, Jr.	22,716,313	175,693
Joseph J. Whalen	22,433,351	458,655
Robert L. Workman	22,780,448	111,558

2.	Our shareholders also ratified the appointment of KPMG LLP as our independent certified public accountants for the fiscal year ending December 31, 2006.

Voted For	Vote Against	Abstained

22,599,629	290,651	1,725

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August __, 2006	By /s/ Martin Tuchman Martin Tuchman Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Director (Principal Executive Officer)

Dated: August __, 2006	By /s/ James F. Walsh James F. Walsh Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Filed with Interpool, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006

31.1-	Certification of Martin Tuchman.

31.2-	Certification of James F. Walsh.

32.1-	Certification of Martin Tuchman.

32.2-	Certification of James F. Walsh.

99.1-	Press Release dated May 5, 2006

99.2-	Press Release dated May 5, 2006

99.3-	Press Release dated June 28, 2006