Form 10-Q
period 2006-09-30
INTERPOOL INC
filed 2006-11-07
CIK 898777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2006

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

As of October 24 2006, there were 28,498,052 shares of common stock, $.001 par value outstanding.

INTERPOOL, INC. AND SUBSIDIARIES

INDEX

Page No.

Part I - Financial Information--Interpool, Inc. and Subsidiaries	2

Item 1:	Financial Statements	2

Condensed Consolidated Balance Sheets September 30, 2006 (Unaudited) and December 31, 2005	4

Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2006 and 2005	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005	6

Condensed Consolidated Statements of Changes in Stockholders' Equity at December 31, 2005 and the Nine Months Ended September 30, 2006 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements	8

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	62

Item 4:	Controls and Procedures	64

Part II - Other Information	68

Item 1:	Legal Proceedings	68

Item 6:	Exhibits and Reports on Form 8-K	70

Item 7:	Submission of Matters to a Vote of Security Holders	72

Signatures	73

Exhibits	74

Certifications	75

PART I - FINANCIAL INFORMATION
INTERPOOL, INC. AND SUBSIDIARIES

Item 1:	FINANCIAL STATEMENTS

          The Condensed Consolidated Financial Statements as of September 30, 2006 (unaudited) and December 31, 2005 and for the three and nine months ended September 30, 2006 (unaudited) and 2005 (unaudited) (the "Condensed Consolidated Financial Statements") of Interpool, Inc. and Subsidiaries (the "Company" or the "Registrant") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. The Company has made certain reclassifications to prior balances to conform to the current year presentation. See Note 1(J) to the Condensed Consolidated Financial Statements. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's December 31, 2005 Annual Report on Form 10-K (the "2005 Form 10-K"). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Sale of Equity Interest in CAI

          On October 1, 2006, the Company sold to Container Applications International, Inc. ("CAI") all shares of CAI's common stock owned by the Company, which shares had represented a 50% common equity interest in CAI, for total consideration of $77.5 million, consisting of a $40.0 million cash payment and the issuance by CAI to the Company of a convertible subordinated secured promissory note (the "New CAI Note") in the principal amount of $37.5 million. Concurrently with these transactions, the existing subordinated note from CAI issued to the Company in 1998, the outstanding principal amount of which was $3.0 million, was repaid together with accrued interest. The Company originally acquired its equity interest in CAI in 1998 for a purchase price of $12.5 million.

          As a result of this transaction, CAI's assets and liabilities have been treated as assets and liabilities held for sale in the Company's Condensed Consolidated Balance Sheet at September 30, 2006. Due to the potential convertibility of the New CAI Note, the Company could, at some future date, hold an equity interest in CAI exceeding 20% if it elected to convert the New CAI Note. Accordingly, CAI's operating results have been treated as results from continuing operations in the Company's Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2006 and 2005, as well as the Company's Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2006 and 2005. See Note 11 to the Condensed Consolidated Financial Statements.

March 2006 Sale of Containers

          On March 29, 2006, the Company's wholly owned container leasing subsidiary, Interpool Containers Limited ("ICL"), completed the sale of approximately 273,300 standard dry marine cargo containers (the "March 2006 Container Sale"), together with an assignment of all rights of ICL under existing operating leases for these containers with the Company's customers, to a newly formed subsidiary of an investor group based in Switzerland (the "Purchaser"), pursuant to a Sale Agreement dated March 14, 2006 (the "Sale Agreement"). The containers sold represented approximately 74% of the standard dry marine cargo containers in the Company's operating lease fleet at December 31, 2005, including most of the containers managed for the Company by CAI. The sale did not include containers subject to existing direct financing leases with customers. See Note 6 to the Condensed Consolidated Financial Statements for further information.

           Effective April 1, 2006, the Company no longer records leasing revenue and lease operating and administrative expense relating to the containers sold to the Purchaser, but it, or CAI, is recording management fee revenue earned under the Management Agreements. All billings generated and expenses incurred on behalf of the investors (net of the management fee earned by the Company) are payable to the investors. As a result, all revenues and lease operating expenses included in the Condensed Consolidated Statements of Income include only those revenues and costs associated with the Company's owned equipment or equipment leased to customers by it under the terms of direct financing leases. In addition, effective April 1, 2006, the Company's depreciation expense has been reduced due to the sale of the containers and its effective tax rate has increased because its U.S. sourced income represents a larger portion of its net income.

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

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (dollars in thousands, except share and per share amounts)

	September 30, 2006 (Unaudited)	December 31, 2005
ASSETS CASH AND CASH EQUIVALENTS (including restricted cash of $20,254 and
$22,572, respectively)	$334,215	$427,265
ACCOUNTS RECEIVABLE, less allowance of $2,379 and $13,315, respectively	64,493	80,925
NET INVESTMENT IN DIRECT FINANCING LEASES	376,726	362,874
OTHER RECEIVABLES, net	7,541	4,814
LEASING EQUIPMENT, net of accumulated depreciation and amortization of
$294,243 and $566,217, respectively	1,315,570	1,771,190
OTHER ASSETS	53,569	68,048
ASSETS OF SUBSIDIARY HELD FOR SALE	213,337	--

TOTAL ASSETS	$2,365,451	$2,715,116

LIABILITIES
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$183,665	$139,960
WARRANT LIABILITY	--	53,231
INCOME TAXES	41,666	73,479
DEFERRED INCOME	8,092	3,776
DEBT AND CAPITAL LEASE OBLIGATIONS
Due within one year	256,039	229,112
Due after one year	1,109,787	1,734,547

TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS	1,365,826	1,963,659
LIABILITIES OF SUBSIDIARY HELD FOR SALE	186,323	--
TOTAL LIABILITIES	$1,785,572	2,234,105

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES	26,979	47,393

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued	--	--
Common stock, par value $.001 per share; 100,000,000 shares authorized,
29,432,087 issued at September 30, 2006 and 29,426,564 issued at December 31, 2005	28	28
Additional paid-in capital	216,216	157,131
Treasury stock, at cost, 934,035 shares at September 30, 2006 and 931,591 at
December 31, 2005, respectively	(16,671)	(16,632)
Retained earnings	348,748	290,106
Accumulated other comprehensive income	4,579	2,985

TOTAL STOCKHOLDERS' EQUITY	552,900	433,618

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,365,451	$2,715,116

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these Balance Sheets.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES
Equipment leasing revenue, including income recognized on
direct financing leases of $9,880, $10,178, $29,742 and
$29,581 respectively	$82,423	$97,450	$254,365	$283,140
Management fee revenue	4,999	3,556	12,801	8,955
Other revenue	5,934	6,445	18,445	17,831

TOTAL REVENUES	93,356	107,451	285,611	309,926

COSTS AND EXPENSES:
Lease operating and administrative expenses	40,466	39,044	126,804	112,980
Provision for doubtful accounts	288	591	1,541	1,562
Fair value adjustment for derivative instruments	(210)	(3,705)	(2,386)	(1,578)
Fair value adjustment for warrants	--	(15,971)	5,209	(30,178)
Depreciation and amortization of leasing equipment	14,690	23,067	51,849	66,992
Impairment of leasing equipment	674	811	9,475	2,880
Loss/(income) from investments accounted for under the equity
method	38	161	38	(187)
Loss on retirement of debt	151	812	8,383	812
Gain on sale of leasing equipment	(3,925)	(3,224)	(75,773)	(7,602)
Gain on sale of equity investment	--	(13,001)	--	(13,001)
Other income, net	(1,607)	(291)	(2,093)	(1,197)
Interest expense	25,262	30,819	84,977	90,305
Interest income	(5,038)	(2,581)	(14,591)	(8,206)

TOTAL COSTS AND EXPENSES	70,789	56,532	193,433	213,582

INCOME BEFORE MINORITY INTEREST EXPENSE AND
PROVISION FOR INCOME TAXES	22,567	50,919	92,178	96,344
Minority interest expense, net	(2,657)	(2,402)	(6,888)	(5,813)

INCOME BEFORE PROVISION FOR INCOME TAXES	19,910	48,517	85,290	90,531
Provision for income taxes	13,246	5,268	18,973	9,984

NET INCOME	$6,664	$43,249	$66,317	$80,547

NET INCOME PER SHARE:
Basic	$0.23	$1.56	$2.33	$2.91

Diluted	$0.21	$1.39	$2.07	$2.55

WEIGHTED-AVERAGE SHARES OUTSTANDING (in thousands):
Basic	28,498	27,666	28,499	27,648

Diluted	31,669	31,521	32,850	32,213

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these Statements of Income.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,317	$80,547
Adjustments to reconcile net income to net cash provided by operating activities --
Depreciation and amortization	56,730	70,251
Impairment of leasing equipment	9,475	2,880
Amortization of debt discount	1,922	1,771
Gain on sale of leasing equipment	(75,773)	(7,602)
Gain on insurance settlement	(1,451)	--
Gain on sale of equity investment	--	(13,001)
Provision for doubtful accounts	1,541	1,562
Loss on retirement of debt	8,383	812
Stock based compensation expense	387	91
Fair value adjustment for derivative instruments	(2,386)	(1,578)
Fair value adjustment for warrants	5,209	(30,178)
Loss/(income) from investments accounted for under the equity method	38	(187)
Increase in accounts receivable	(17,586)	(7,703)
Decrease/(increase) in other receivables	2,779	(259)
Increase in other assets	(7,990)	(1,247)
Increase in accounts payable and accrued expenses	8,535	79
(Decrease)/increase in income taxes payable	(5,689)	6,818
Increase/(decrease) in deferred income	4,777	(342)
Other, net	4,494	3,122

Net cash provided by operating activities	59,712	105,836

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment	(251,509)	(345,352)
Proceeds from dispositions of leasing equipment	609,803	90,252
Investment in direct financing leases	(44,485)	(47,766)
Cash collections on direct financing leases	75,105	68,110
Proceeds from sale of equity investment	--	15,002

Net cash provided by (used for) investing activities	388,914	(219,754)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	92,799	38,299
Payment of long-term debt and capital lease obligations	(628,797)	(165,737)
Borrowings of revolving credit lines	124,890	122,472
Repayment of revolving credit lines	(116,000)	(39,472)
Purchase of treasury stock	(39)	--
Dividends paid	(10,260)	(5,527)

Net cash used for financing activities	(537,407)	(49,965)

Net decrease in cash and cash equivalents	(88,781)	(163,883)
CASH AND CASH EQUIVALENTS, beginning of period	427,265	309,458

CASH AND CASH EQUIVALENTS, end of period (includes $4,269 of cash and cash
equivalents classified as assets of subsidiary held for sale)	$338,484	$145,575

Cash paid for interest	$95,158	$97,231

Cash paid for taxes	$24,933	$2,556

Supplemental schedule of non-cash investing activities:
Transfers from leasing equipment to direct financing leases	$60,370	$31,183

Transfer from direct financing leases to leasing equipment	$5,410	$29

Transfer of warrant liability to additional paid in capital	$58,440	--

Exercise of stock options	--	$304

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these Statements of Cash Flows.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AT DECEMBER 31, 2005 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(dollars in thousands)
(unaudited)

	Common Stock
	Outstanding Shares	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Acum. Other Comp. Income	Comprehensive Income	Total Share- holders' Equity
BALANCE, December 31, 2005	28,495	$28	$157,131	$(16,632)	$290,106	$2,985		$433,618
Net income	--	--	--	--	66,317	--	66,317	66,317
Other comprehensive income	--	--	--	--	--	1,594	1,594	1,594
Comprehensive income							$67,911

Stock incentive plans	3	--	645	(39)	--	--		606

Warrant reclassification	--	--	58,440	--	--	--		58,440
Accretion of preferred stock
in a consolidated subsidiary	--	--	--	--	(835)	--		(835)
Cash dividends declared:
Common stock, $0.24 per
share	--	--	--	--	(6,840)	--		(6,840)

BALANCE, September 30, 2006	28,498	$28	$216,216	$(16,671)	$348,748	$4,579		$552,900

INTERPOOL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

Note 1 — Nature of Operations and Significant Accounting Policies

A.	Basis of Presentation

          The Condensed Consolidated Financial Statements of Interpool, Inc. and Subsidiaries (the "Company") as of September 30, 2006 (unaudited) and December 31, 2005 and for the three and nine months ended September 30, 2006 (unaudited) and 2005 (unaudited) (the "Condensed Consolidated Financial Statements") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's December 31, 2005 Annual Report on Form 10-K (the "2005 Form 10-K"). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

          The Company's container leasing operations are primarily conducted through a wholly-owned subsidiary, incorporated in Barbados, as well as through Container Applications International, Inc. ("CAI"), a consolidated subsidiary in which the Company owned a 50% common equity interest and appointed a majority of the members of the board of directors. On October 1, 2006, the Company sold its 50% common equity interest to CAI for total consideration of $77,500, consisting of a $40,000 cash payment and the issuance by CAI to the Company of a convertible subordinated secured promissory note in the principal amount of $37,500. As a result of this transaction, CAI's assets and liabilities have been treated as assets and liabilities held for sale in the Company's Condensed Consolidated Balance Sheet at September 30, 2006.

          The following table presents assets and liabilities of subsidiary classified as held for sale as of September 30, 2006:

Cash and cash equivalents	$4,269
Accounts receivable, net	33,437
Net investment in direct financing leases	7,307
Leasing equipment, net	159,410
Other assets	8,914

Total assets of subsidiary held for sale	$213,337

Accounts payable and accrued expenses	$57,206
Income taxes	26,726
Deferred income	731
Debt and capital lease obligations	75,917
Minority interest in equity of subsidiaries	25,743

Total liabilities of subsidiary held for sale	$186,323

          In addition, due to the potential convertibility of the promissory note, the Company could, at some future date, hold an equity interest in CAI exceeding 20% if it elected to convert the promissory note. Accordingly, CAI's operating results have been treated as results from continuing operations in the Company's Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2006 and 2005, as well as the Company's Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2006 and 2005.

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

           Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options and warrants and the un-vested portion of restricted stock grants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price for the period. Stock options and warrants that do not have a dilutive effect (because the exercise price is above the market price) are not included in the diluted income per share. For the three months ended September 30, 2006, options to purchase 20,083 shares were not dilutive and were not included in diluted earnings per share while the warrants to acquire common shares were dilutive. For the three months ended September 30, 2005, options to purchase 13,480 shares were not dilutive and were not included in diluted earnings per share while all warrants to acquire common shares were dilutive. For the nine months ended September 30, 2006, options to purchase 34,340 shares were not dilutive and were not included in diluted earnings per share while the warrants to acquire common shares were dilutive. For the nine months ended September 30, 2005, options to purchase 2,647 shares were not dilutive and were not included in diluted earnings per share while the warrants to acquire common shares were dilutive. Unvested restricted stock grants were dilutive for the three and nine months ended September 30, 2006 and 2005. The convertible redeemable subordinated debentures were not dilutive for the three months ended September 30, 2006 but were dilutive for the nine months ended September 30, 2006 and the three and nine months ended September 30, 2005.

          A reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator
Net Income - Basic EPS	$6,664	$43,249	$66,317	$80,547
Interest expense on convertible
debentures, net of tax of $---, $344, $1,032
and $1,032, respectively	--	516	1,548	1,548

Net Income - Diluted EPS	$6,664	$43,765	$67,865	$82,095

Denominator
Weighted-average common shares
outstanding-Basic	28,498	27,666	28,499	27,648
Dilutive stock options and warrants	3,162	2,357	2,857	3,068
Dilutive convertible debentures	--	1,487	1,487	1,487
Dilutive restricted stock grants	9	11	7	10

Weighted-average common shares
outstanding-Diluted	31,669	31,521	32,850	32,213

Earnings per common share
Basic	$0.23	$1.56	$2.33	$2.91

Diluted	$0.21	$1.39	$2.07	$2.55

E.	Comprehensive Income

           Comprehensive income consists of net income or loss for the current period and gains or losses that have been previously excluded from the income statement and were only reported as a component of equity.

          The components of the change in accumulated comprehensive income are as follows:

Nine Months Ended September 30, 2006	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized holding gains/(losses) arising during the period:
Cumulative foreign currency translation adjustment	$(6)	$2	$(4)
Swap agreements	2,458	(860)	1,598

	$2,452	$(858)	$1,594

Nine Months Ended September 30, 2005	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized holding gains/(losses) arising during the period:
Marketable Securities	$(3)	$1	$(2)
Cumulative foreign currency translation adjustment	(193)	70	(123)
Swap agreements	10,269	(3,453)	6,816

	$10,073	$(3,382)	$6,691

          The components of accumulated other comprehensive income, net of taxes, are as follows:

	September 30, 2006	December 31, 2005
Marketable securities	$1	$1
Cumulative foreign currency translation adjustment	(47)	(43)
Swap agreements	4,625	3,027

	$4,579	$2,985

F.	Stock-Based Compensation

           Stock Options

          At September 30, 2006, the Company had four stock option plans as described below:

          The Company's 2004 Stock Option Plan for Key Employees and Directors (the "2004 Plan"), was adopted by the Board of Directors, and approved by the stockholders at the Company's Annual Meeting of Stockholders, on December 15, 2004. A total of 1,500,000 shares of common stock have been reserved for issuance under the 2004 Plan. Options may be granted under the 2004 Plan, at the discretion of the Compensation Committee of the Board of Directors (the "Compensation Committee"), to key employees and directors (whether or not they are employees) of Interpool, Inc. and its subsidiaries. Options granted under the plan will be exercisable at such times and under such conditions as may be determined by the Compensation Committee at the time of grant; however, options may not be granted for terms in excess of ten years. The number of shares that may be the subject of options granted during any calendar year to any one individual cannot exceed 250,000 shares. At September 30, 2006, a total of 350,000 options were outstanding under this plan with options for 1,150,000 shares available for future grant.

           Previously, the Company maintained a 1993 Stock Option Plan for Executive Officers and Directors (the "1993 Stock Option Plan"). At September 30, 2006, a total of 2,663,063 fully vested options were outstanding under the 1993 Stock Option Plan. No further options may be granted under the 1993 Stock Option Plan.

           Options outstanding under both the 2004 Plan and the 1993 Stock Option Plan have been granted with immediate vesting, cliff vesting after six months, one year and five years, and vesting over a period of two, three and five years.

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

          The 2004 Directors Plan provides for the automatic grant of nonqualified options to non-employee non-officer directors. Under the 2004 Directors Plan, each person who was not an employee or officer and who served as a member of the Board of Directors received a grant of options for 15,000 shares of common stock on the business day following the 2004 Annual Meeting. In addition, each person who becomes a non-employee non-officer director following the 2004 Annual Meeting will automatically receive a grant of options for 15,000 shares on the first business day after becoming a director. The 2004 Directors Plan also provides for additional automatic grants of options for 5,000 shares on an annual basis to each continuing director, other than an employee or officer, on the first business day following each annual meeting, beginning with the annual meeting held during 2005. Following the Annual Meeting held June 21, 2006, the Company granted options for 45,000 shares of common stock to seven non-employee, non-officer directors at an exercise price of $21.16 per share. At September 30, 2006, a total of 165,000 options were outstanding under this plan with options for 85,000 shares available for future grant.

           Previously, the Company maintained the 1993 Non-Qualified Stock Option Plan for Non-Employee, Non-Consultant Directors (the "1993 Directors Plan"). A total of 45,000 fully vested options were outstanding under the 1993 Directors Plan at September 30, 2006. No further options may be granted under the 1993 Directors Plan.

           Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123(R), Share-Based Payment, ("SFAS 123(R)"). Prior to January 1, 2006, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plans using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company's stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") and SFAS No. 148, Accounting for Stock-Based Compensation, ("SFAS 148"). The Company has adopted the modified prospective transition method provided by SFAS 123(R), and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first nine months of 2006 includes the expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006 based on the grant date fair value estimated in accordance with the original provision of SFAS 123. Compensation expense has been recorded for all awards subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

          As a result of the adoption of SFAS 123(R), the Company's net income for the three and nine months ended September 30, 2006 included $217 and $584, respectively of compensation expense and $87 and $234, respectively of income tax benefits related to the Company's stock options. The compensation expense related to all of the Company's stock-based compensation arrangements is recorded as a component of lease operating and administrative expenses in the Condensed Consolidated Statements of Income. For the nine months ended September 30, 2006, the impact on basic and diluted earnings per share as a result of adopting SFAS 123(R) was one cent per share and less than one cent per share for the three months ended September 30, 2006.

           Prior to the adoption of SFAS 123(R), the Company presented all tax benefits related to deductions resulting from the exercise of stock options as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. SFAS 123(R) requires that cash flows resulting from tax benefits related to tax deductions in excess of the cumulative compensation expense recognized for those options (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. There were no stock options exercised during the three and nine months ending September 30, 2006; however, all future excess tax benefits will be presented as financing cash inflows.

          For stock options granted prior to the adoption of SFAS123(R), the following table illustrates the pro forma effect on net income and earnings per share as if the Company had accounted for all employee stock options granted prior to January 1, 2006 under the fair value based accounting method of SFAS 123:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$43,249	$80,547
Add/(Deduct): Stock based employee compensation
expense/(income) included in net income, net of related tax effects	(523)	(622)
Add/(Deduct): Total stock-based employee compensation
(expense)/income determined under fair value based method for all
awards, net of related tax effects	432	404

Pro forma net income	$43,158	$80,329

Earnings per share:
Basic-as reported	$1.56	$2.91

Basic-pro forma	$1.56	$2.91

Diluted-as reported	$1.39	$2.55

Diluted-pro forma	$1.39	$2.54

          The weighted-average fair value of options granted during the nine months ended September 30, 2006 and 2005 was $9.04 and $9.35 per option, respectively. There were no options granted during the three months ended September 30, 2006. The weighted-average fair value of options granted during the three months ended September 30, 2005 was $9.45 per option. The estimated fair values were determined on the dates of grant using the Black-Scholes Option pricing model. The fair value of the Company's stock option awards is expensed on a straight line basis over the vesting period of the stock option. The risk-free rate is based on the implied yield on a U.S. Treasury bond with a term approximating the expected term of the option. The expected volatility computation is based on historical volatility over a period approximating the expected term of the option. The dividend yield is based on the annual dividend payment per share, divided by the average stock price for the preceding twelve months. The expected option term is a function of the option life and the vesting period divided by 2.

          The significant weighted-average assumptions relating to the Company's stock options are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006 (a)	2005	2006	2005
Risk-free Interest Rate	n/a	3.88%	5.08%	3.86%
Expected Volatility	n/a	45.00%	42.22%	45.00%
Dividend Yield	n/a	1.44%	1.64%	1.44%
Expected Option Term (in years)	n/a	7.0	6.5	7.0
Market Price at Grant Date	n/a	$21.05	$21.16	$20.46

(a) No options were granted during the three month period ended September 30, 2006.

          A summary of the Company's stock option activity for the nine months ended September 30, 2006 for the combined plans was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	3,178,063	$11.75	3.0	--
Granted	45,000	21.16	9.7	--
Forfeited or Expired	--	--	--	--
Exercised	--	--	--	--

Outstanding at September 30, 2006	3,223,063	$11.88	3.1	$34,110
Vested and expected to vest in the future at
September 30, 2006	3,223,063	$11.88	3.1	$34,110
Exercisable at September 30, 2006	3,038,063	$11.32	2.7	$33,830
Available for grant at September 30, 2006	1,235,000

          As of September 30, 2006, there was $721 of unamortized compensation cost (net of tax) related to 185,000 non-vested stock option awards with a weighted-average grant date fair value of $8.84 per share. This compares to $827 of unamortized compensation costs (net of tax) related to 165,000 non-vested stock option awards with a weighted-average grant date fair value of $9.12 per share at December 31, 2005. Approximately $130 of compensation expense (net of tax) will be recorded during the remainder of 2006 with $423, $129 and $39 to be recorded in 2007, 2008 and 2009, respectively.

          The Company's Board of Directors has authorized the filing of a Registration Statement on Form S-8 with the Securities and Exchange Commission to register a total of 4,458,063 shares of common stock, $0.001 par value per share, of the Company (plus any additional shares of common stock that may be issued pursuant to the adjustment provisions of the Company's stock option plans) that may be issued under the Company's 2004 Stock Option Plan for Key Employees and Directors, the 2004 Nonqualified Stock Option Plan for Non-Employee, Non-Officer Directors, the 1993 Stock Option Plan for Executive Officers and Directors and the 1993 Non-Qualified Stock Option Plan for Non-Employee, Non-Consultant Directors.

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

           Compensation expense related to restricted stock awards is recognized ratably over the service vesting period; however, vested shares are issued annually in January of each year in connection with previously outstanding grants. On January 2, 2006, 5,523 shares were issued to employees under this plan. During the three and nine months ended September 30, 2006, the Company recorded compensation expense of $20 and $61, respectively, compared to $21 and $91 during the three and nine months ended September 30, 2005. Compensation expense is recorded as a component of lease operating and administrative expenses in the Condensed Consolidated Statements of Income.

          At September 30, 2006, and December 31, 2005, 25,778 and 29,912 restricted stock awards were outstanding for which service had not been received. These restricted stock awards had a weighted-average grant date fair value of $13.35 and $14.80 per share at September 30, 2006 and December 31, 2005, respectively. In accordance with SFAS 123(R), the fair value of restricted stock awards were estimated based on the closing market value of the Company's stock price at date of grant. As of September 30, 2006, there was $381 of unamortized compensation costs related to non-vested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 6.0 years. This compares to $442 of unamortized compensation cost at December 31, 2005 with a remaining weighted-average vesting period of 6.7 years. The unamortized compensation cost related to non-vested restricted stock awards was recorded as unearned stock-based compensation in shareholder's equity at December 31, 2005. As part of the adoption of SFAS 123(R), such unamortized compensation cost was reclassified as a component of additional paid-in capital.

Stock Appreciation Rights

          In connection with employment agreements with certain executive officers, the Company granted common stock appreciation rights ("SARS") that provided for the grantees to receive cash payments measured by any appreciation in the market price of the common stock over a specified base price. The Company granted such stock appreciation rights with respect to a total of 275,000 share units at a base price of $14.05 per share. Under the terms of the employment agreements, as amended, a total of 266,666 of these stock appreciation rights vested in 2005 with the remaining 8,334 rights vesting on December 31, 2006. Upon vesting, these stock appreciation rights were to be exercisable at any time prior to the expiration of the earlier of 10 days following the termination of the employee or June 30, 2014. Financial Accounting Standards Board ("FASB") Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, required interim calculations of the amount of compensation expense inherent in the SARS (variable plan accounting). This amount was equal to the increase in the quoted market price since date of grant or award multiplied by the total number of rights outstanding. Compensation expense was recognized ratably over the vesting periods during which the related employee service was rendered. At September 30, 2005, the quoted market price of the Company's common stock was $18.25 per share. Compensation expense for the nine months ended September 30, 2005 was reduced by $997. This decrease was the result of the decline in the market value of the Company's common stock from $24.00 per share at December 31, 2004 to $18.25 per share at September 30, 2005 partially offset by additional vesting. This credit was included in lease operating and administrative expense on the Condensed Consolidated Statements of Income.

          On November 18, 2005, the Compensation Committee of the Board of Directors agreed to an arrangement with the holders of these SARS whereby all SARS granted to such executive officers would be voluntarily cancelled. In connection with the cancellation of these SARS, each of these executive officers was granted new stock options under the Company's 2004 Stock Option Plan for Executive Officers and Directors for the same number of shares as the cancelled SARS. The 275,000 stock options granted on November 18, 2005 have an exercise price of $18.77 per share (the closing price of the Company's common stock on the date of grant) and similar terms to those of the cancelled SARS. At December 31, 2005, 266,666 of these options were vested with the remaining 8,334 scheduled to vest on December 31, 2006. These options expire June 30, 2014. In addition, in connection with the cancellation of the SARS, each of these executive officers became entitled to receive from the Company a cash amount equal to the difference between the $18.77 per share exercise price of the new stock options and the $14.05 per share exercise price of the cancelled SARS, multiplied by the number of SARS (vested and unvested) previously held by the executive officer. The liability for amounts due to executive officers amounting to $711 was paid in June 2006.

G.	Credit Risk

          At September 30, 2006, approximately 27% (44% at December 31, 2005) of accounts receivable and 73% (73% at December 31, 2005) of the net investment in direct financing leases were from customers outside of the United States.

           During the nine months ended September 30, 2006, the Company's top 25 customers represented approximately 79% of its consolidated billings, with no single customer accounting for more than 8.1%. For the same period in the prior year, the Company's top 25 customers represented approximately 76% of its consolidated billings with no single customer accounting for more than 8.3%.

H.	Management Services

          In addition to leasing equipment which it owns or which it finances through capital lease obligations, the Company sells equipment to third party investors and manages the equipment on their behalf. The management services provided by the Company include marketing, billing, collection and other administrative functions associated with leasing this equipment to lessees in the transportation industry. Since these transactions have multiple deliverables, the Company evaluates all such transactions under the requirements of SFAS No. 13, Accounting for Leases and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). The Company has determined that the two deliverables, that is, the sale of the equipment and the continuing management services, are separate units of accounting and the revenue for each unit of accounting is recorded in accordance with EITF 00-21.

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

          In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the related benefit recognized in the financial statements is measured based on the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, none of the benefit of that position is recognized in the financial statements.

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

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, ("SFAS 157") which is effective for calendar year companies on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

          In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, ("SAB 108"), which is effective for calendar year companies as of December 31, 2006. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M, Financial Statements — Materiality, ("SAB 99") should be applied to determine whether the misstatement is material. The implementation of SAB 108 is not expected to have a material impact on the Company's consolidated financial statements.

J.	Reclassifications

          As a result of the March 2006 Container Sale, the Company determined that the management fee revenue earned while managing equipment on behalf of investors will be reported separately on the face of the Company's Condensed Consolidated Statements of Income. In addition, the Company also determined that the fees earned while providing chassis management services through the Company's proprietary "PoolStat"™ software will be classified within management fee revenue on the face of the Company's Condensed Consolidated Statements of Income. As a result, reclassification of the fees earned while providing these chassis management services, as well as CAI's management fee revenue, have been made to the 2005 amounts in order to conform to the 2006 presentation. These reclassifications have no impact on net income.

Note 2 — Debt and Capital Lease Obligations

          The following table summarizes the Company's debt and capital lease obligations as of September 30, 2006 and December 31, 2005:

Total Debt and Capital Lease Obligations	September 30, 2006	December 31, 2005

2005 Fortis Facility - Secured container equipment financing
facility, interest at 6.41% at December 31, 2005	$---	$463,186
2005 DVB Facility - Secured container equipment financing
facility, interest at 6.37% at September 30, 2006 and 6.55%
at December 31, 2005	169,023	250,718
Chassis Securitization Facility, interest at 5.35% at
September 30, 2006 and 5.94% at December 31, 2005
Warehouse facility	--	8,416
Debt obligation	2,328	24,144
Capital lease obligation	381,059	388,422
Revolving credit facility for chassis, interest at 6.33% at
September 30, 2006 and 5.64% at December
31, 2005, revolving period ending September 9, 2010	15,000	15,000
Notes and loans repayable with various rates ranging from
5.75% to 7.90% and maturities from 2006 to 2010	15,749	22,049
Capital lease obligations payable in varying amounts
through 2015	346,180	284,849
Revolving credit facility, CAI, interest at 5.97% at
December 31, 2005(a)	--	64,000
6.00% Notes due 2014 (unsecured) net of unamortized discount of $29,420 at September 30, 2006 and $31,342 at
December 31, 2005	200,580	198,658
7.35% Notes due 2007 (unsecured)	89,950	94,160
7.20% Notes due 2007 (unsecured)	33,775	37,875
9.25% Convertible redeemable subordinated
debentures, mandatory redemption 2022 (unsecured)	37,182	37,182
9.875% Preferred capital securities due 2027 (unsecured)	75,000	75,000

Total Debt and Capital Lease Obligations	1,365,826	1,963,659

Less Current Maturities	256,039	229,112
Total Non-Current Debt and Capital Lease Obligations	$1,109,787	$1,734,547

(a)	CAI's revolving credit facility at September 30, 2006 is classified within Liabilities of Subsidiary Held for Sale. See Note 1B to the Condensed Consolidated Financial Statements.

           New Financings: During February 2006, the Company entered into a capital lease obligation transaction with a U.S. financial institution for $23,834, with a fixed interest rate of 6.11%, which continues until March 2014. The Company has a bargain fixed purchase option at that time that it expects to exercise. At September 30, 2006, $23,013 of this capital lease obligation remained outstanding. During August and September 2006, the Company entered into two capital lease obligation transactions with U.S. financial institutions. The first was for $44,441, with a fixed interest rate of 5.43%, which continues until September 2016. The Company has a fixed price purchase option at that time that it expects to exercise. The second was for $24,523, with a fixed interest rate of 5.12%, which continues until September 2016. The Company has a fixed price purchase option at that time that it expects to exercise. Both amounts remained outstanding at September 30, 2006.

           Debt Repayment: On March 29, 2006, in connection with the March 2006 Container Sale, the Company repaid the remaining outstanding debt balance of $433,902 associated with the 2005 Fortis Facility and terminated the facility, which included eliminating the commitment for future financing under the facility. Additionally, the Company accelerated a principal payment of $28,526 associated with the 2005 DVB Facility. In connection with these and other debt repayments, the Company wrote off $8,383 in deferred financing fees which are included in loss on retirement of debt on the Condensed Consolidated Statements of Income.

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

           Covenants: At September 30, 2006, under the Company's 2005 DVB Facility, the chassis revolving credit facility established during September 2005, and most of its other debt instruments, the Company is required to maintain covenants (as defined in each agreement) for tangible net worth (the most stringent of which required the Company to maintain tangible net worth of at least $300,000), a fixed charge coverage ratio of at least 1.5 to 1 and a funded debt to tangible net worth ratio of not more than 4.0 to 1. For the most restrictive covenants, tangible net worth includes stockholders' equity plus the "warrant liability", if applicable, the Company's 9.875% preferred capital securities and its 9.25% convertible redeemable subordinated debentures and any future subordinated debt, and is reduced by goodwill and adjusted to eliminate the impact of adjustments associated with derivative instruments. Funded debt excludes the portion of debt and capital lease obligations due within one year, the Company's 9.875% preferred capital securities and its 9.25% convertible redeemable subordinated debentures, and any future subordinated debt. Fixed charges include interest expense, excluding that related to the Company's 9.875% preferred capital securities and its 9.25% convertible redeemable subordinated debentures and any future subordinated debt, and lease rentals. Earnings available for fixed charges include income before depreciation and income taxes, excluding the impact of any non-cash fair value adjustments for warrants, plus fixed charges, plus interest expense associated with the Company's 9.875% preferred capital securities and its 9.25% convertible redeemable subordinated debentures and any future subordinated debt. As of September 30, 2006, the Company was in compliance with all covenants.

          A servicing agreement to which the Company is a party requires that the Company maintain a tangible net worth (including its 9.875% preferred capital securities due 2027) of at least $375,000 plus 50% of any positive net income reported from October 1, 2004 forward and this requirement has been met at September 30, 2006.

          At September 30, 2006, under a restriction in its 6.0% Exchange Senior Note Indenture, approximately $37,950 of retained earnings were available for dividends.

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

          The accounting policies of the segments are the same as those described in Note 1. The Company evaluates performance based on profit or loss before income taxes. The Company's reportable segments are strategic business units that offer different products and services. All significant transactions between segments have been eliminated. Historically, funds have been borrowed by Interpool, Inc., Trac Lease, Inc. ("Trac Lease"), and Interpool Limited (or their subsidiaries). Interpool, Inc. has borrowed all of the Company's public debt. Trac Lease and Interpool, Inc. comprise the Company's domestic intermodal equipment segment. Interpool Limited (and its subsidiaries), along with ICL and CAI (for periods prior to the sale of the Company's equity investment in CAI on October 1, 2006), comprise the container leasing segment. For purposes of segment reporting, the outstanding debt and related interest expense are recorded by the borrowing entity. Advance rates for secured loans have been approximately the same for both chassis and containers, and have generally been in the 75-85% range. To the extent that the Company leases chassis equipment in from other parties, the effective advance rate is generally 100%.

          On October 1, 2006, the Company sold to CAI all 25,200 shares of CAI's common stock owned by the Company, which shares had represented a 50% common equity interest in CAI. As a result of this transaction, CAI's assets and liabilities have been treated as assets and liabilities held for sale in the Company's Condensed Consolidated Balance Sheet at September 30, 2006. CAI's operating results, however, have been treated as results from continuing operations in the Company's Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2006 and 2005, as well as the Company's Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2006 and 2005.

           Segment Information:

Nine Months Ended September 30, 2006	Container Leasing	Domestic Intermodal Equipment	Totals
Equipment leasing revenue	$78,994	$175,371	$254,365
Management fee revenue	10,154	2,647	12,801
Other revenue	5,633	12,812	18,445
Lease operating and administrative expenses	29,011	97,793	126,804
Provision for doubtful accounts	1,189	352	1,541
Fair value adjustment for derivative instruments	(1,081)	(1,305)	(2,386)
Fair value adjustment for warrants	--	5,209	5,209
Depreciation and amortization of leasing equipment	23,160	28,689	51,849
Impairment of leasing equipment	7,902	1,573	9,475
Loss on retirement of debt	7,736	647	8,383
Gain on sale of leasing equipment	(75,442)	(331)	(75,773)
Loss/(income) from investments under equity method	--	38	38
Other expense, net and minority interest	4,329	466	4,795
Interest expense	25,578	59,399	84,977
Interest income	(3,154)	(11,437)	(14,591)
Income before provision for income taxes	75,553	9,737	85,290
Net investment in DFL's	298,068	78,658	376,726
Leasing equipment, net	165,815	1,149,755	1,315,570
Assets of subsidiary held for sale	213,337	--	213,337
Equipment purchases and investment in DFL's	151,991	144,003	295,994
Total segment assets	$763,025	$1,602,426	$2,365,451

Nine Months Ended September 30, 2005	Container Leasing	Domestic Intermodal Equipment	Totals
Equipment leasing revenue	$126,447	$156,693	$283,140
Management fee revenue	6,377	2,578	8,955
Other revenue	8,660	9,171	17,831
Lease operating and administrative expenses	31,318	81,662	112,980
Provision for doubtful accounts	599	963	1,562
Fair value adjustment for derivative instruments	(775)	(803)	(1,578)
Fair value adjustment for warrants	--	(30,178)	(30,178)
Depreciation and amortization of leasing equipment	41,618	25,374	66,992
Impairment of leasing equipment	993	1,887	2,880
Loss on retirement of debt	--	812	812
Gain on sale of equity investment	--	(13,001)	(13,001)
Loss/(income) from investments under equity method	--	(187)	(187)
Gain on sale of leasing equipment	(6,748)	(854)	(7,602)
Other expense, net and minority interest	3,614	1,002	4,616
Interest expense	27,397	62,908	90,305
Interest income	(1,506)	(6,700)	(8,206)
Income before provision for income taxes	44,974	45,557	90,531
Net investment in DFL's	291,082	81,990	373,072
Leasing equipment, net	795,244	987,020	1,782,264
Equipment purchases and investments in DFL's	277,422	115,696	393,118
Total segment assets	$1,186,287	$1,270,243	$2,456,530

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

Geographic Information:

	Nine Months Ended September 30,
	2006	2005
EQUIPMENT LEASING REVENUE
United States	$197,204	$183,569
International	57,161	99,571

	$254,365	$283,140

LEASING EQUIPMENT, NET:(a)
United States	$1,149,755	$1,157,221
International	165,815	625,043

	$1,315,570	$1,782,264

ASSETS:
United States	$1,814,861	$1,485,656
International	550,590	970,874

	$2,365,451	$2,456,530

(a) Nine months ended September 30, 2006, does not include leasing equipment owned by CAI of $159,410. This amount is classified within Assets of Subsidiary Held for Sale.

Note 4 — Derivative Instruments

          The Company employs derivative financial instruments (limited to interest rate swap agreements) to effectively convert certain floating rate debt instruments into fixed rate instruments and thereby manage its exposure to fluctuations in interest rates.

          As of September 30, 2006 and December 31, 2005, included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets are liabilities of $1,321 and $3,246, respectively, representing the market value of the Company's interest rate swap contracts.

          The unrealized pre-tax income on cash flow hedges for the nine months ended September 30, 2006 of $2,458 and the related income tax effect of $860 have been recorded by the Company as a component of accumulated other comprehensive income on the Condensed Consolidated Balance Sheets.

          The unrealized pre-tax income on cash flow hedges for the year ended December 31, 2005 of $13,190 and the related income tax effect of $4,353 have been recorded by the Company as a component of accumulated other comprehensive income on the Condensed Consolidated Balance Sheets.

          On March 31, 2005, the Company entered into three interest rate swap contracts with original notional amounts totaling $204,858. These three interest rate swap contracts are a result of the November 2004 Fortis facility, as amended, which required that the Company enter into interest rate swap contracts in order to effectively convert at least seventy percent of the debt associated with operating lease equipment and ninety percent of the debt associated with direct financing leases from floating rate debt to fixed rate debt. During December 2005, borrowings under the November 2004 Fortis facility were repaid with the proceeds from a new facility with Fortis. These interest rate swap contracts (which were accounted for as freestanding derivative instruments) were reassigned to the 2005 Fortis facility. During the three months ended March 31, 2006, the Company repaid the remaining outstanding debt balance associated with the 2005 Fortis facility and, as a result, the Company terminated these three interest rate swap contracts with outstanding notional amounts totaling $174,304. As a result of terminating these swap contracts, the Company recognized a pre-tax gain of $1,081 which is included in fair value adjustment for derivative instruments in the Condensed Consolidated Statements of Income.

          As of September 30, 2006, the Company held interest rate swap agreements with an aggregate notional balance of $260,881.

          For the three months ended September 30, 2006, the Company reported $210 of pre-tax income in the Condensed Consolidated Statements of Income primarily due to changes in the fair value of interest rate swap agreements which did not qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This compares to $3,705 of pre-tax income for the three months ended September 30, 2005.

          For the nine months ended September 30, 2006, the Company reported $2,386 of pre-tax income in the Condensed Consolidated Statements of Income due to changes in the fair value of interest rate swap agreements which did not qualify as cash flow hedges under SFAS 133. This compares to $1,578 of pre-tax income for the nine months ended September 30, 2005.

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

          In addition to the amounts included in the fair value adjustment for derivative instruments related to changes in the fair value of interest rate swap agreements, a change in the fair value of the warrants issued during September 2004 in connection with the 6.0% Notes, which was classified as a liability at December 31, 2005 on the accompanying Condensed Consolidated Balance Sheets, resulted in a non-cash expense of $5,209 for the nine months ended September 30, 2006 (for which no tax benefit was derived). This compares to non-cash income of $30,178 for the nine months ended September 30, 2005 (for which no tax expense was derived). These amounts are included in fair value adjustment for warrants on the accompanying Condensed Consolidated Statements of Income.

          On February 21, 2006, the registration statement for the warrants was declared effective by the SEC, satisfying the final condition required under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock ("EITF 00-19") for classification of the warrants as equity (as opposed to a liability) on the Company's Condensed Consolidated Balance Sheets. A final valuation of the warrants as of February 21, 2006 was obtained from an independent third party. The fair value at February 21, 2006 was determined to be $58,440 as compared with a fair value of $53,231 as of December 31, 2005. The increase in value of $5,209, for which no tax benefit is derived, was primarily related to an increase in the market price of the Company's common stock during 2006, and was recorded in the Condensed Consolidated Statements of Income for the quarter ending March 31, 2006 as discussed above. No further valuation of the warrants will be required in the future, as long as the warrants continue to meet all the requirements of EITF 00-19 for classification as equity. The warrants met all the requirements of EITF 00-19 for classification as equity from March 31, 2006 through September 30, 2006. Therefore, no fair value adjustment for warrants was recorded in the Condensed Consolidated Statements of Income for the period April 1, 2006 through September 30, 2006.

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

          On October 1, 2006, the Company sold its 50% common equity interest in CAI. As a result of its decision, during the third quarter of 2006, to sell its investment in CAI, it was no longer likely that the Company's portion of CAI's earnings since the acquisition of the investment, amounting to approximately $14,512, would be remitted to the Company through mostly tax-exempt dividends. Based on this change in expectation, the Company changed the tax treatment related to these unremitted earnings and recorded an additional deferred tax provision of $5,824 in the third quarter of 2006, representing the tax on the difference between the book basis ($27,014) and tax basis ($12,502) of the Company's investment in CAI. An additional tax provision related to the gain on sale will be recorded in the fourth quarter amounting to approximately $20,175. As a result, the gain on the sale of the Company's investment in CAI amounting to approximately $24,439 has been reflected as a reduction to net income of $5,824 during the quarter ended September 30, 2006, with an increase in net income to be recorded in the fourth quarter amounting to approximately $30,263.

          In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the related benefit recognized in the financial statements is measured based on the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, none of the benefit of that position is recognized in the financial statements.

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

Note 6 — March 2006 Sale of Containers

          On March 29, 2006, the Company's wholly owned container leasing subsidiary, Interpool Containers Limited ("ICL"), completed the sale of approximately 273,300 standard dry marine cargo containers (the "March 2006 Container Sale"), together with an assignment of all rights of ICL under existing operating leases for these containers with its customers, to a newly formed subsidiary of an investor group based in Switzerland (the "Purchaser"), pursuant to a Sale Agreement dated March 14, 2006 (the "Sale Agreement"). Although the sale was completed on March 29, 2006, the Sale Agreement stipulated that the Purchaser will be entitled to the net operating income attributable to the containers sold to the Purchaser from and after April 1, 2006. The aggregate cash purchase price paid by the Purchaser was approximately $515,869. The containers sold represented approximately 74% of the standard dry marine cargo containers owned by the Company at December 31, 2005 that were in its operating lease fleet, including most of the containers managed for the Company by CAI. The sale did not include containers subject to existing direct financing leases with customers.

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

          The Company used a portion of the proceeds from the sale of the containers to reduce container related indebtedness by $462,428.

          A portion of the gain relating to the sale has been deferred and is being amortized over the period in which the Company is obligated to provide management services. After considering this deferral, the Company reported a gain resulting from these transactions during the first quarter of 2006 of $60,780 ($60,172 net of tax), net of the write-off of deferred financing fees and commissions and the termination of swaps relating to the assets sold.

Note 7 — Impairment Charge

           Beginning in late 2005 and continuing into the first quarter of 2006, one of the Company's larger shipping line customers began returning a significant number of containers under operating leases entered into during 1999 and 2000 that had expired. Based upon an analysis of the quantity of containers involved, then-existing conditions in the short-term leasing market and expenses associated with the return of this equipment, the Company entered into negotiations with this customer regarding the parties' on-going and future business relationships. Following extensive discussions, the Company reached an agreement with the customer whereby the operating leases for these containers would be converted to direct financing leases by extending the lease terms and by providing the customer with a bargain purchase option. The agreement provided that the customer had the right to extend this agreement to containers that it had previously returned if they did so prior to June 30, 2006. To the extent that additional containers were added to this agreement during the three months ended June 30, 2006, the Company recorded an additional impairment charge. As a result of this modification to the lease terms, the Company concluded that it would be necessary under U.S. generally accepted accounting principles to record an impairment charge for these assets. The amount of the impairment charge recorded in the three and nine months ended September 30, 2006 was $37 and $7,659 respectively ($36 and $7,582 net of tax, respectively) and is included in impairment of leasing equipment on the Condensed Consolidated Statements of Income. No portion of this impairment charge will result in any cash expenditures by the Company. No further impairment charges will be incurred related to this agreement.

Note 8 — Contingencies and Commitments

          At September 30, 2006 commitments for capital expenditures totaled approximately $66,720 with approximately $57,103 committed for the remainder of fiscal 2006 and $9,617 committed for 2007.

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

          In view of the costs and uncertainties described above and which are inherent in the litigation process, the Company elected to participate in the Third Circuit's mediation program through which a settlement of this litigation was negotiated. Following the conclusion of these negotiations, the Company entered into a settlement of the class actions providing for: (1) a cash payment on behalf of defendants in the total amount of $1,000, inclusive of all of the fees and expenses of plaintiffs' counsel, and (2) the dismissal of all claims against the Company and the other defendants on a class-wide basis. The entire $1,000 payment was funded by the Company's insurance carrier. The agreed settlement terms were embodied in a formal settlement agreement that was submitted to the United States District Court for the District of New Jersey. The Court of Appeals remanded the case to the District Court for consideration of the settlement and on August 1, 2006, the District Court held a fairness hearing with respect to the settlement following which the settlement was approved. No appeal has been taken from the approval order; the settlement has been paid in full by the Company's insurer; and the class action litigation is now fully concluded.

          At September 30, 2006, the following guarantees were issued and outstanding:

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

           Contractual Relationships

          The Company entered into a number of operating leases as lessee during 2000 and 2002 in which it guaranteed a portion of the residual value of the leased equipment to the lessor. These leases have terms that expire between 6 and 9 years. If, at the end of the lease term, the fair market value of the equipment is below the guaranteed residual value in the agreement, the Company is liable for a percentage of the deficiency. The total of these guarantees is $12,405 of which $1,452 could be due in one year, $6,560 could be due in 2 to 3 years, $3,793 could be due in 4 to 5 years, and the remaining $600 potentially due in greater than 5 years. As of September 30, 2006 and December 31, 2005, included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets are liabilities of $1,040 and $232, respectively, representing the accrual for the estimated exposure under these guarantees.

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

          In return for the arrangement of the transaction on behalf of the financial institution and the guarantees discussed above, the Company was paid an arrangement fee and a portion of the initial lease payments for each container included in the lease. During the year ended December 31, 2003, 2,076 containers were delivered to the lessee and the Company received payments amounting to $1,240. The remaining 924 containers were purchased by the Company and leased to the customer under the terms of a direct financing lease.

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

Note 9 — CAI Debt Repayment

           During June 2006, with the approval of the lenders under its senior secured revolving credit facility, the Company's then 50% owned consolidated subsidiary, CAI, voluntarily prepaid $10,000 of the principal balance of the subordinated note held by the Company, which was originally issued in 1998. As a result, the outstanding principal balance of the subordinated note was reduced to $3,460 as of June 30, 2006. In connection with this prepayment, the Company agreed to reduce the interest rate on the subordinated note, effective April 1, 2006, to equal the interest rate applicable from time to time under CAI's senior secured revolving credit facility (6.83% at September 30, 2006). On October 2, 2006, CAI paid the remaining balance of this subordinated note concurrently with the Company's sale of its 50% equity interest in CAI. See Note 11 — Subsequent Events.

Note 10 — Insurance Claim Payment

          In July 2006, the Company received a payment of approximately $1,800 from its insurance carriers with regard to a claim of approximately $4,200 the Company had filed under its default insurance policies. The claim relates to the default of a significant customer based in Puerto Rico that occurred when the customer filed for Chapter 11 bankruptcy protection in March 2001 (which was converted to Chapter 7 in mid-2002). The insurance policies in effect at that time provided coverage against such a default for up to one hundred eighty days of per diem lease charges after the default date, the value of any un-recovered equipment and damage and recovery costs for recovered equipment. The Company accepted this payment without prejudice to the action it commenced in the Superior Court of the State of California in April 2006 against these insurers and an underwriting agent, for recovery of the entire amount of its claim and other damages. The Company had previously reserved for all of its outstanding receivables due from this customer and the deductible related to the insurance claim. A portion of the proceeds from the insurance claim have been used to offset the expense resulting from the write off of un-recovered equipment and the balance of the proceeds have been recorded as other income of $1,449 ($943, after tax) in the Condensed Consolidated Statements of Income for the quarter ended September 30, 2006. The Company intends to vigorously pursue the remaining $2,400 balance of its claim and other damages, costs and interest.

Note 11 — Subsequent Events

Sale of Equity Interest in CAI

          On October 1, 2006, the Company sold to CAI all 25,200 shares of CAI's common stock owned by the Company, which shares had represented a 50% common equity interest in CAI, for total consideration of $77,500, consisting of a $40,000 cash payment and the issuance by CAI to the Company of a convertible subordinated secured promissory note in the principal amount of $37,500 (the "New CAI Note"). Concurrently with these transactions, the existing subordinated note from CAI issued to the Company in 1998, the outstanding principal amount of which was $3,027, was repaid, together with accrued interest. The Company originally acquired its equity interest in CAI in 1998 for a purchase price of $12,502.

          The New CAI Note held by the Company bears interest, payable quarterly, at 7.87% for the first six months, which rate will increase by 100 basis points on each six-month anniversary after the issuance date until paid in full. The New CAI Note is due in full on October 30, 2010 and may be prepaid by CAI at any time. The Company has the right to convert the New CAI Note into shares of CAI's common stock if the New CAI Note remains outstanding after two years, or earlier if the New CAI Note is not fully repaid in connection with any initial public offering by CAI. The New CAI Note is secured by the operating assets and related leases and accounts receivables of CAI. The New CAI Note and the related security interest is subordinated to the obligations owed by, and the security interest granted by, CAI to its senior lenders pursuant to an Amended and Restated Revolving Credit and Term Loan Agreement among CAI and its senior lenders dated as of September 29, 2006. Pursuant to the terms of an Investor Rights Agreement entered into between the Company and CAI, the Company will be entitled to certain registration rights, rights to certain information, certain rights to board representation, rights to participate in future equity offerings by CAI and certain other rights as set forth in such agreement if the Company converts the New CAI Note into common stock of CAI, or in certain cases if the Company has the right to convert the New CAI Note into common stock of CAI.

           Concurrently with CAI's redemption of the Company's equity interest in CAI, the Company and CAI entered into a new non-exclusive long-term Management Agreement pursuant to which the Company will have the option, subject to certain conditions, to use CAI as manager for shipping containers in the Company's fleet that have been returned by customers following termination of a long-term lease, in return for payment of a management fee to CAI. The Company's right to tender containers to CAI for management is subject to the equipment meeting certain age, physical condition and other eligibility criteria. Under this new Management Agreement, the Company will continue to have the right to sell groups of containers to investors and to use CAI as submanager of these containers on the same terms.

          The Company and CAI also entered into agreements terminating certain other agreements and related arrangements, including a management agreement, a stockholders agreement between the Company and CAI's chief executive officer, who was the other stockholder of CAI, and an agreement related to the formation of a joint marketing entity.

          As a result of these transactions, CAI's assets and liabilities have been treated as assets and liabilities held for sale in the Company's Condensed Consolidated Balance Sheet at September 30, 2006. Due to the potential convertibility of the New CAI Note, the Company could, at some future date, hold an equity interest in CAI exceeding 20% if it elected to convert the New CAI Note. Accordingly, CAI's operating results have been treated as results from continuing operations in the Company's Condensed Consolidated Income Statements for the three and nine month periods ended September 30, 2006 and 2005, as well as the Company's Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2006 and 2005. The Company's portion of CAI's net income included in the Company's Condensed Consolidated Statements of Income amounted to $1,970 and $4,642 for three and nine months ended September 30, 2006 and $1,607 and $3,526 for the three and nine months ended September 30, 2005.

          As a result of its decision, during the third quarter of 2006, to sell its investment in CAI, it was no longer likely that the Company's portion of CAI's earnings since the acquisition of the investment, amounting to approximately $14,512, would be remitted to the Company through mostly tax-exempt dividends. Based on this change in expectation, the Company changed its tax treatment related to these unremitted earnings and recorded an additional deferred tax provision of $5,824 in the third quarter of 2006, representing the tax on the difference between the book and tax basis of the Company's investment in CAI. An additional tax provision related to the gain on sale will be recorded in the fourth quarter amounting to approximately $20,175. As a result, the gain on the sale of the Company's investment in CAI amounting to approximately $24,439 has been reflected as a reduction to net income of $5,824 during the quarter ended September 30, 2006, with an increase in net income to be recorded in the fourth quarter amounting to approximately $30,263.

Domestic Chassis Pool Agreement

           During October 2006, Interpool entered into a ten-year agreement with BNSF Railway Company, ("BNSF"), the operator of one of the largest railroad networks in North America, pursuant to which the Company will manage all of BNSF's domestic chassis pools and supply future chassis at all BNSF terminals handling domestic shipping containers.

           Under this agreement, the Company will supply 48' and 53' chassis that it owns or operates to BNSF customers, including the truckload motor carriers and intermodal marketing companies that use the BNSF terminals. The Company expects to supply the BNSF pools with approximately 24,000 48' and 53' chassis by the end of 2006 and thereafter to supply domestic chassis as needed to satisfy BNSF domestic chassis pool requirements over the term of the agreement.

          The Company will lease out its pool chassis to BNSF customers under user agreements which it will enter into directly with such customers. The Company will also manage the supply, flow and maintenance of domestic chassis in the BNSF pool system.

Item 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion of our historical financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this report. (All fleet statistics including the size of the fleet, utilization of the leasing equipment or the lease rates per day that are set forth in this Quarterly Report on Form 10-Q include our equipment, including that portion of our equipment managed by CAI. To the extent that our equipment is managed by CAI, the equipment is considered fully utilized since it is not available for us to put on hire regardless of whether all of the units are generating equipment leasing revenue. All equipment owned by CAI or managed by CAI (with the exception of equipment owned by us and managed by CAI), is excluded from all statistics, unless otherwise indicated. In addition, all of our chassis assigned to chassis pools are considered fully utilized. This exclusion of information relative to CAI, unless indicated otherwise, provides a focus on the drivers which are critical to our core business.)

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

Sale of Equity Interest in CAI

          On October 1, 2006, we sold to Container Applications International, Inc. ("CAI") all shares of CAI's common stock owned by us, which shares had represented a 50% common equity interest in CAI, for total consideration of $77.5 million, consisting of a $40.0 million cash payment and the issuance to us by CAI of a convertible subordinated secured promissory note in the principal amount of $37.5 million. Concurrently with these transactions, the existing subordinated note from CAI issued to us in 1998, the outstanding principal amount of which was $3.0 million was repaid together with accrued interest. We originally acquired our equity interest in CAI in 1998 for a purchase price of $12.5 million.

March 2006 Sale of Containers

          On March 29, 2006, our wholly owned container leasing subsidiary, Interpool Containers Limited ("ICL"), completed the sale of approximately 273,300 standard dry marine cargo containers (the "March 2006 Container Sale"), together with an assignment of all rights of ICL under existing operating leases for these containers with our customers, to a newly formed subsidiary of an investor group based in Switzerland (the "Purchaser"), pursuant to a Sale Agreement dated March 14, 2006 (the "Sale Agreement"). Although the sale was completed on March 29, 2006, the Sale Agreement stipulated that the Purchaser will be entitled to the net operating income attributable to the containers sold to the Purchaser from and after April 1, 2006. The aggregate cash purchase price paid by the Purchaser was approximately $515.9 million. The containers sold represented approximately 74% of the standard dry marine cargo containers owned by us at December 31, 2005 that were in our operating lease fleet, including most of the containers managed for us by CAI. The sale did not include containers subject to existing direct financing leases with customers.

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

          A portion of the gain related to the sale has been deferred and is being amortized over the period in which we are obligated to provide management services. After considering this deferral, we reported a gain resulting from these transactions during the first quarter of 2006 of $60.8 million ($60.2 million net of tax), net of the write-off of deferred financing fees and commissions and the termination of swaps related to the assets sold.

           Effective April 1, 2006, we no longer record leasing revenue and lease operating and administrative expense relating to the containers sold to the Purchaser, but we, or CAI, are recording management fee revenue earned under the Management Agreements. All billings generated and expenses incurred on behalf of the investors (net of the management fee earned by us) are payable to the investors. As a result, all revenues and lease operating expenses included in the Condensed Consolidated Statements of Income include only those revenues and costs associated with our owned equipment or equipment leased to customers by us under the terms of direct financing leases. In addition, effective April 1, 2006, our depreciation expense has been reduced due to the sale of the containers and our effective tax rate has increased because our U.S. sourced income represents a larger portion of our net income.

General

           Interpool is one of the world's leading suppliers of equipment and services to the intermodal transportation industry. We believe we are the world's largest lessor of intermodal container chassis and a leading lessor of international dry freight standard containers used in international trade.

          Our primary sources of equipment leasing revenue are derived from operating leases and income earned on direct financing leases. In addition, we generate management fee revenue while providing management services for containers owned by investors. We generate this revenue through leasing transportation equipment, primarily intermodal container chassis and intermodal dry freight standard containers. Operating lease equipment (operating leases) and direct financing leases are the two major asset types that generate this revenue. In the case of operating lease equipment, we retain the substantive risks and rewards of equipment ownership for the equipment we own. In the case of direct financing leases, the lessee generally has the substantive risks and rewards of equipment ownership and the right to purchase the equipment at the end of the lease term. This equipment leasing and management fee revenue is supplemented by other sources of revenue such as fees charged to the lessee for handling, delivery and repairs earned under contractual agreement with the lease customer. Equipment leasing revenue derived from an operating lease generally consists of the monthly lease payments from the customer. For direct financing leases, the lessee's payment is segregated into principal and interest components much like a loan. The interest component, calculated using the effective interest method over the term of the lease, is recognized by us as equipment leasing revenue. The principal component of the direct financing lease payment is reflected as a reduction to the net investment in the direct financing lease. Management fee revenue consists of the income earned for management services related to the management of containers owned by investors, as well as the chassis management services provided through our proprietary "PoolStat"™ software. As a result of our March 2006 Container Sale, the size of the fleet we manage for third parties increased significantly beginning in April 2006. Management may consider additional sales to third party investors in the future should such opportunities arise. CAI also manages equipment for third party investors. In doing so, CAI generally records a gain on the sale of this equipment to the third party investors and earns management fees from these investors based upon the financial performance of the equipment. Other revenues consist primarily of fees charged to the lessee for the positioning and handling of our equipment, and repairs for which the customer is responsible under the terms of their lease agreement.

          Our mix of operating and direct financing leases is a function of customer preference and demand and our success in meeting those customer requirements. An operating lease, during its initial lease term, will generally be more profitable than a direct financing lease, primarily due to the return of principal inherent in a direct financing lease, which is usually greater than the depreciation expense associated with an operating lease. However, after the initial term (and any renewal) of an operating lease expires, the operating lease will have redeployment costs and related risks that are avoided under a direct financing lease. In evaluating the revenue performance of our operating lease portfolio, the primary factors considered are utilization and daily lease rates.

           Chassis have been leased in pooled arrangements at marine ports since the mid 1980‘s. Chassis pools are locations where a lessor provides a group of chassis in a single port terminal location to be leased on a daily basis. A customer who signs our pool agreement and has appropriate credit is allowed to lease any chassis in the pool at any time. The industry term for this type of chassis pool is called a "neutral" pool, because the chassis are provided by a neutral third party rather than the shipping lines themselves. A shipping line notifies a trucker to pick up a chassis from the pool and then proceed to pick up the designated container for movement. The chassis is returned by the trucker to the pool when the move is complete. The shipping line or other customer pays only for the number of days it uses the chassis. Pool lease rates are higher than term lease rates because the customer pays only when the chassis is in use (and we may experience some idle, unpaid period between uses of the chassis) and because the customer generally does not pay for any maintenance and repair—the costs being also bundled into the overall chassis pool rate.

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

          In 2000, we acquired the North American Intermodal Division of Transamerica Leasing, Inc. which included chassis pool operations at railroad terminals. The marine neutral chassis pools at the rail terminals have continued to expand, and today we have neutral chassis pools at over 40 rail terminals across the United States. Some of these terminals are linking up with the metro pools to create a more integrated marine/rail pool network.

          Our domestic chassis pool program has expanded recently with the signing of a 10 year management agreement with the BNSF railroad. Under this arrangement, we supply and manage all domestic chassis on the BNSF rail network for a 10 year period. We are moving to integrate this BNSF program with the current CSX domestic chassis program to allow seamless interchange of chassis between railroads, a great benefit for shippers. We are currently in discussion with other railroads regarding their inclusion in this program. There are two other factors leading to increased opportunities for domestic chassis. First, the shift to increasing use of 53' chassis will increase the requirement for additional new 53' chassis for the next several years. Second, some intermodal carriers have indicated that they are shifting away from trailers and toward increased intermodal usage, with significant replacement indicated for 2007.

          In the past, the rail and neutral chassis pool business of standard marine chassis represented a relatively small portion of our chassis business. However, this business continues to grow at a significantly faster rate than our term lease business. This pool business now represents approximately 14.3% of our overall fleet, and this percentage is expected to increase over the next several years. The result of our domestic chassis program is the increase in our domestic fleet of chassis as a portion of our overall fleet.

          In addition to neutral chassis pools involving the lease of Trac Lease chassis, Trac Lease also provides management services to the shipping lines that want to pool chassis they either own or lease in on a long or short-term basis in a port terminal for increased efficiency. The industry terms for these pools are "cooperative" or "co-op" chassis pools. The participating shipping lines contribute the chassis under their control to the overall pool. Once in the pool, any contributor can use any other contributor's chassis. Trac Lease's "PoolStat"™ software performs a number of complex management functions, including keeping track of the number of chassis used per day by a contributor versus the number of chassis contributed. Cooperative pools, like neutral pools, are growing in popularity with our customer base.

           During the nine months ended September 30, 2006, our chassis fleet (including equipment on both operating and direct financing leases) increased from 226,000 chassis to 236,000 chassis. Utilization of our chassis operating lease fleet was 93% at both June 30, 2006 and September 30, 2006.

           Lease rates for both new and used chassis rose steadily during the first half of 2005 due to the increased cost of new equipment, overall limitations in production space and the depletion of used chassis inventories. Demand for new and used chassis remained strong in the second half of 2005 as well as in the first nine months of 2006. Lease rates have remained relatively unchanged in the third quarter and we expect this to continue throughout 2006 and into 2007. Industry demand for chassis in the fourth quarter is following the yearly cycle of lighter requirements as compared to the third quarter.

          We expect a continued emphasis on chassis moving to chassis pools in 2007. This will consist of a mixture of neutral pool chassis requirements, and long term lease chassis that will be contributed to cooperative pools by chassis lessees. The continued overall strength of the market is in part due to the increased volume of cargo movement in and out of railroad terminals, causing the railroads to reconfigure the patterns of container and chassis activity in the terminals. In a growing number of locations, facilities are requiring empty containers to be moved off of the terminal, a process that requires additional chassis to service the additional container movements. Marine ports are experiencing similar congestion, and are beginning to take similar measures, including the use of cooperative chassis pools, to ease this congestion. Overall, more chassis will be needed to service these new operational procedures.

          Our container equipment fleet, which totaled 749,000 twenty foot equivalent units ("TEU's") at September 30, 2006, includes units owned by us and units which we manage on behalf of third parties. With respect to the owned portion of our fleet, which consisted of 470,000 TEU's at September 30, 2006, a majority of these units are subject to long-term direct financing leases with customers. The owned portion of our fleet no longer includes those containers that were sold as part of the March 2006 Container Sale and are managed by CAI. See Note 6 to the Condensed Consolidated Financial Statements for further information. Utilization rates of our container operating lease fleet, including owned equipment as well as equipment managed for third parties, were 95% and 96% at September 30, 2006 and June 30, 2006, respectively. The utilization rates of our owned container operating lease fleet, excluding new equipment not yet placed on lease and equipment contained in the March 2006 Container Sale, were 99% and 96% at September 30, 2006 and June 30, 2006, respectively. At September 30, 2006 and June 30, 2006, respectively, we had approximately 19,200 and 11,700 TEU's of new procurement not yet placed on lease.

           Beginning in the second quarter of 2005, an excess supply of new containers developed in China. This resulted in a slowing of new production, a reduction in new container prices and, in turn, also resulted in softness in leasing demand and daily lease rates for long-term leases of new equipment. During the second quarter of 2005, the number of new containers we had available for long-term lease increased, as customer demand for new on-hires was below demand expectations. However, a significant portion was subsequently placed on lease during the second half of 2005 and we received leasing commitments for the remainder of this equipment in 2006. In addition, daily lease rates for containers have been, and remain, very competitive, and expiring operating leases are often renewed at daily rates that are lower than the lease rates during the initial lease term.

           Periods of fluctuation in leasing demand can occur. We anticipate that industry demand for chassis and containers will continue to grow. This expectation is supported by continued anticipation of a major expansion of the world cellular container ship fleet through 2008 as evidenced by recent reports that the major shipyards are experiencing large order backlogs through 2008. As reported in Containerisation International August 2006, the world container fleet (excluding vessels to be scrapped) as of July 1, 2006, is expected to increase by 16.5% in 2006, 15.3% in 2007, 12.8% in 2008, 5.9% in 2009 and 0.1% over the two years ending 2011. The total container ship order book as of July 1, 2006 was comprised of approximately 1,132 ships with a total capacity of approximately 4.3 million TEU's, which, when fully delivered, would result in an increase of approximately 49.3% of the world cellular container ship capacity. We are not able to predict when, or if, this anticipated growth will impact demand for chassis and containers. We believe a number of factors have contributed to the high utilization of equipment in the industry. From 2003 to 2004, according to the Containerisation International Yearbook 2006, global containerized traffic increased by 12.6%, from 299.3 million TEU's in 2003 to 336.9 million TEU's in 2004, increasing demand for transportation equipment generally. In addition, several major shipping lines started to bring new, very large 8,000-9,000 TEU's ships to the West Coast of the United States in the fall of 2004. When ships of this size are unloaded, they require the use of a larger number of chassis to move the containers to local railroad terminals or their final destinations. Demand for chassis has also been affected by the inability of the larger, fully loaded ships to pass through the Panama Canal. These ships typically discharge their cargo on the West Coast of the United States, with the cargo being moved by "land bridges", by truck and rail, inland and across the country, using chassis at various stages during this process. At the same time, the demand for chassis, along with increased congestion at many of the rail and marine facilities around the country, has fueled an increase in the pooling of chassis for greater efficiencies. Correspondingly, we have experienced an increase in demand for our "PoolStat"™ based chassis management services as more shipping lines are entering into these chassis sharing arrangements. In addition, we have continued to experience high demand in our own Trac Lease neutral chassis pools at railroads and marine terminals. As a result of these factors, pool revenues increased significantly during 2005 and the first nine months of 2006. We expect this trend to continue for the balance of 2006.

          It should be noted that, while container trade continues to grow at healthy rates, there is the strong possibility that the current new building plans of the shipping lines for fully cellular containerships will bring about excess capacity which, in turn, could produce increased competition among shipping lines and a reduction in freight rates. There is also concern that increased oil prices, increasing interest rates, and hostilities and instability in the Middle East and elsewhere could have a dampening effect on the rate of growth and financial strength of the shipping industry, as well as on the rate of growth of world trade. Any of these factors could contribute to a slowing of growth in the container leasing industry. The recent volatility in new container prices has caused certain shipping lines to defer container procurement and leasing decisions. In addition, the increased efficiency of many shipping lines in re-deploying their empty containers by returning them to Asia for re-use, has resulted in a slowing of demand for new containers.

          On March 29, 2006, in connection with the March 2006 Container Sale, as indicated in Note 6 to the Condensed Consolidated Financial Statements, we repaid our 2005 Fortis Facility in full and terminated the facility, which included eliminating the commitment for future financing under the facility. At September 30, 2006 (excluding availability under CAI's revolving credit facility), we have a total of $107.5 million of unused financing commitments available for growth, to re-finance existing secured debt or for other working capital requirements. Our interest expense was $5.3 million lower during the nine months ended September 30, 2006 than it was during the same period of 2005 primarily due to lower borrowings. We regularly evaluate financing proposals which, when coupled with available cash balances and funds available under commitments mentioned above, could be used for growth, for refinancing existing facilities and for working capital.

          As of September 30, 2006, our commitments for future capital expenditures totaled approximately $66.7 million with approximately $57.1 million committed for the remainder of fiscal 2006. Our available liquidity at September 30, 2006, including $107.5 million available under credit facilities, was $421.5 million excluding $20.3 million of restricted cash. Required debt repayments and capital lease payments for the next 12 months totaled $256.0 million. Based on our existing cash balances, financings closed, and our financial projections of operating cash flow for the future, we believe that we will have sufficient liquidity to grow our portfolio while meeting our obligations and commitments as they become due.

           Other than interest expense and the depreciation expense related to our operating lease equipment, our primary expenses are corporate administrative and lease operating expenses, which include maintenance and repair expense, as well as storage and positioning expense. Our lessees are generally responsible for lease operating expenses during the term of their lease. Our corporate administrative expenses are primarily employee related costs such as salary expense, costs of employee benefits, information technology expenses and travel and entertainment costs, as well as expenses incurred for outside services such as legal, consulting and audit related fees. During the first nine months of 2006, lease operating and administrative expenses as a percentage of total revenues were 44.4%, as compared to 36.5% during the same period in 2005. This increase was primarily due to an increase in lease operating expenses, salary expense, costs incurred by CAI in connection with a contemplated initial public offering and the write-off of deferred sales commissions resulting from the March 2006 Container Sale. These increases were partially offset by a decrease in equipment rental costs at CAI and operating expense savings resulting from the March 2006 Container Sale. The additional personnel and systems enhancements we are adding to improve our corporate infrastructure and our internal control environment has also added incremental administrative expenses during the current year.

           Non-performing receivables totaled $1.0 million at September 30, 2006 compared with $8.6 million at December 31, 2005 (excluding the non-performing receivables of CAI). Reserves of $1.0 million and $8.6 million, respectively, have been established against these non-performing receivables. The decline in non-performing receivables was primarily due to the write-off of receivables related to a specific customer for which reserves had previously been established. See Note 10 to the Condensed Consolidated Financial Statements. During the first nine months of 2006, receivable write-offs net of recoveries totaled $7.0 million as compared with $0.9 million for the same period in 2005.

          We conduct business with shipping line customers throughout the world and are therefore subject to the risks of operating in disparate political and economic conditions including those associated with increasing oil prices and hostilities and instability in the Middle East and elsewhere. Offsetting this risk is the worldwide nature of the shipping business and the ability of our shipping line customers to shift their operations from areas of unfavorable political and/or economic conditions to more promising areas. Approximately 99% of our revenues are billed and paid in U.S. dollars. We believe these factors substantially mitigate foreign currency rate risks.

          Our container leasing operations are primarily conducted through our Barbados subsidiaries, previously Interpool Limited, and beginning November 30, 2005, ICL, as well as through our consolidated subsidiary CAI, in which we owned a 50% common equity interest until October 1, 2006. We have since sold our entire equity interest in CAI. See Note 11 to the Condensed Consolidated Financial Statements. Our effective U.S. federal tax rate benefits from the application of an income tax convention, pursuant to which the profits of Interpool Limited and beginning November 30, 2005, ICL from international container leasing operations are exempt from federal taxation in the United States. These profits are subject to Barbados tax at rates that are significantly lower than the applicable rates in the United States. For further information regarding the United States and Barbados Tax Treaty, see Note 5 to the Consolidated Financial Statements and the "United States Federal Income Tax" section of Management's Discussion and Analysis in our 2005 Form 10-K. Due to a reduction in our owned container leasing fleet, resulting from the March 2006 Container Sale (see Note 6 to the Condensed Consolidated Financial Statements for further information), the income tax convention had a reduced beneficial impact to our effective U.S. federal tax rate beginning with the quarter ending June 30, 2006.

Results of Operations

          The sections that follow analyze our results of operations by financial statement caption and provide a more detailed discussion of our performance for the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

           Equipment Leasing Revenue. Our equipment leasing revenues decreased to $82.4 million for the three months ended September 30, 2006, from $97.5 million in the three months ended September 30, 2005, a decrease of $15.1 million or 15%.

           Container leasing segment revenues decreased to $20.4 million for the three months ended September 30, 2006, from $42.9 million for the three months ended September 30, 2005, a decrease of $22.5 million or 52%. The decrease was primarily attributable to a $19.6 million decrease in container operating lease revenue as a result of the sale of a significant portion of the container fleet in March 2006. While we continue to manage this fleet on behalf of the owner, the operating lease billings associated with this fleet are remitted to the owner (net of a management fee earned by us). As a result, billings associated with this equipment are no longer included in equipment leasing revenues. Excluding the impact of the containers sold in March 2006, we experienced a decrease in container operating lease revenues of $2.8 million. This decrease in container operating lease revenues was caused, in part, by the conversion of a specific customer's operating lease equipment to direct financing leases ($2.8 million). In addition to the decrease in operating lease revenues, we experienced a decrease in direct financing lease revenues of $0.1 million. Utilization rates of our container operating lease fleet, including owned equipment as well as equipment managed for third parties, were 95% and 97% at September 30, 2006 and 2005, respectively. The utilization rates of our owned container operating lease fleet, excluding new equipment not yet placed on lease and equipment contained in the March 2006 Container Sale, were 99% and 97% at September 30, 2006 and 2005, respectively. At September 30, 2006 and 2005, respectively, we had approximately 19,200 and 11,400 TEU's of new procurement not yet placed on lease.

           Domestic intermodal equipment segment revenues increased to $62.0 million for the three months ended September 30, 2006, from $54.6 million in the three months ended September 30, 2005, an increase of $7.4 million or 14%. The increase was primarily attributable to an increase in chassis operating lease revenues of $7.6 million, partially offset by a decrease in direct financing lease revenues of $0.2 million. The incremental chassis operating lease revenues were primarily due to an increase in our chassis operating lease fleet of 9% and an increase in the size of our chassis pool fleet which generally earns a higher daily lease rate. These increases were partially offset by a decrease in utilization rates. The utilization rates of our domestic intermodal chassis operating lease fleet were 93% and 96% at September 30, 2006 and 2005, respectively. The lower utilization in 2006 was primarily the result of an increased inventory of newly acquired equipment not yet placed on lease.

           Management Fee Revenue. Our management fee revenue increased to $5.0 million for the three months ended September 30, 2006, from $3.6 million in the three months ended September 30, 2005, an increase of $1.4 million or 39%. This increase was primarily due to the $1.2 million of management fee revenue we earned resulting from the containers sold in March 2006 which we manage on behalf of the owner. In addition, a portion of the fleet sold in March 2006 was previously owned by us and managed by CAI. This equipment is currently being managed by CAI on behalf of the owner. During the three months ended September 30, 2006, the management fee revenue reported by CAI increased $0.2 million as compared to the prior year period.

           Other Revenue. Our other revenues decreased to $5.9 million for the three months ended September 30, 2006, from $6.4 million for the three months ended September 30, 2005, a decrease of $0.5 million or 8%.

           Container leasing segment other revenues decreased to $1.4 million for the three months ended September 30, 2006, compared to $2.9 million for the three months ended September 30, 2005, a decrease of $1.5 million or 52%. The decrease was due to a reduction in billable repairs and handling on our owned fleet. In addition, billings related to the container fleet sold in March 2006 are no longer included in other revenue since these amounts are remitted to the owner of the equipment.

           Domestic intermodal equipment segment other revenues increased to $4.5 million for the three months ended September 30, 2006, from $3.5 million for the three months ended September 30, 2005, an increase of $1.0 million or 29%. The increase was primarily attributable to an increase in billable repairs to our lessees at the termination of a lease, as well as an increase in billings to our lessees for the handling of equipment.

           Lease Operating and Administrative Expenses. Our lease operating and administrative expenses increased to $40.5 million for the three months ended September 30, 2006 from $39.0 million for the three months ended September 30, 2005, an increase of $1.5 million or 4%.

          The increase was primarily due to the net impact of the following items:

•	An increase in maintenance and repair costs of $3.1 million primarily due to an increase in chassis assigned to chassis pools which generate higher daily lease rates and higher repair expenses. In addition, we experienced an increase in maintenance and repair costs associated with chassis lease terminations. The damage portion of these repair expenses was billable to our lessees which contributed to the increase in other revenue within the domestic intermodal equipment segment as outlined above.

•	An increase in commission expense of $0.5 million primarily due to incremental one-time costs associated with an equipment management program.

•	An increase in personal property tax expense of $0.5 million primarily due to an increase in the number of chassis which are now operating in certain chassis pool locations.

•	An increase in audit expense of $0.3 million primarily due to increased costs incurred by CAI.

•	A decrease in operating expenses of $1.4 million as a result of the container fleet which was sold in March 2006. Any expenses incurred by us related to the management of these containers are deducted from the amounts remitted to the owner. As a result, these costs are no longer included in lease operating expenses.

•	A decrease in positioning and handling expense for our equipment of $1.0 million which was primarily due to a slowdown in the repositioning of equipment to chassis pool locations, as well as a reduction in repositioning costs within the container product line resulting primarily from the reduction in our container fleet as a result of the March 2006 Container Sale.

•	A decrease in equipment rental expense of $0.9 million primarily due to the buyout of leases related to container equipment which had previously been leased-in by CAI.

•	A decrease in consulting fees of $0.5 million primarily due to a reduction in consulting services required in order to comply with the Sarbanes-Oxley Act, as well as the hiring of personnel to support our financial planning and analysis activities which were previously outsourced.

•	An increase in salary and employee related expenses of $0.4 million primarily due to changes in compensation related expenses associated with variable accounting for our stock based compensation ($1.0 million) and an increase in headcount and other employee related costs ($0.7 million), partially offset by a reduction in the third quarter accrual for our Chief Executive Officer's bonus as compared to the prior year period ($1.2 million). This reduction was due, in part, to a significant reduction in net income reported during the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. The actual amount of the 2006 bonus will be determined based upon net income for the full year ending December 31, 2006.

          A further breakdown of the lease operating and administrative expense variances, as compared to the prior period, by reportable segment is as follows:

•	Container leasing segment lease operating and administrative expenses decreased to $8.4 million for the three months ended September 30, 2006 from $9.6 million in the three months ended September 30, 2005, a decrease of $1.2 million or 13%. The decrease can be summarized as follows:

(Dollars in millions)	Container Leasing
Expense reduction due to March 2006 container sale	$(1.4)
Equipment rental expense	(0.8)
Commission expense	0.5
Salary and employee related expenses	0.4
Other, net	0.1

Total	$(1.2)

•	Domestic intermodal equipment segment lease operating and administrative expenses increased to $32.1 million for the three months ended September 30, 2006 from $29.5 million in the three months ended September 30, 2005, an increase of $2.6 million or 9%. This increase can be summarized as follows:

(Dollars in millions)	Domestic Intermodal Equipment
Maintenance and repairs expense	$ 3.0
Taxes - other	0.5
Positioning and handling expense	(0.9)
Consulting fees	(0.8)
Other, net	0.8

Total	$ 2.6

           Provision for Doubtful Accounts. Our provision for doubtful accounts decreased to $0.3 million for the three months ended September 30, 2006 from $0.6 million for the three months ended September 30, 2005. The decrease was primarily attributable to additional provisions for specific customers which became delinquent during the three months ended September 30, 2005. During the three months ended September 30, 2006, our non-performing receivables decreased $7.0 million ($1.0 million at September 30, 2006 and $8.0 million at June 30, 2006, excluding the non-performing receivables of CAI). This decrease is primarily due to the write-off of our receivables related to a specific customer for which reserves had previously been established. See Note 10 to the Condensed Consolidated Financial Statements. We received an initial payment from the insurance carrier during the three months ended September 30, 2006. These receivables were fully reserved. All other non-performing receivables are fully reserved. Our provision for doubtful accounts is provided based upon a quarterly review of the receivables related to our owned equipment. The owners of equipment managed by us are responsible for any bad debts related to their equipment. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of direct financing lease receivables.

           Fair Value Adjustment for Derivative Instruments. Our fair value adjustment for derivative instruments amounted to income of $0.2 million for the three months ended September 30, 2006 as compared to income of $3.7 million for the three months ended September 30, 2005. The income for the three months ended September 30, 2006 and 2005, was primarily due to the change in the fair value of interest rate swap agreements held which do not qualify as cash flow hedges.

           Fair Value Adjustment for Warrants. Effective February 21, 2006, we met the final criteria under EITF 00-19 for re-classification of the warrants from a liability to equity in accordance with U.S generally accepted accounting principles. Since these warrants were classified as equity for the three months ended September 30, 2006, the value of the warrants was not adjusted for changes to their fair value, as they had been when classified as a liability.

          Our non-cash fair value adjustment for warrants amounted to income of $16.0 million for the three months ended September 30, 2005. This reduction in the fair value of the warrants resulted primarily from the change in the market value of our common stock.

           Depreciation and Amortization of Leasing Equipment. Our depreciation and amortization expense decreased to $14.7 million for the three months ended September 30, 2006, from $23.1 million for the three months ended September 30, 2005, a decrease of $8.4 million or 36%. This decrease was primarily due to the reduced size of our operating lease fleet of containers as a result of the March 2006 Container Sale ($8.2 million), a reduction in our container operating lease fleet resulting primarily from the conversion of operating leases with a specific customer to direct financing leases and reductions in the CAI operating lease fleet. These decreases were partially offset by additions to our owned chassis operating lease fleet.

           Loss/(Income) for Investments Accounted for Under the Equity Method. The change in loss/(income) for investments accounted for under the equity method of $0.1 million during the three months ended September 30, 2006 is primarily due to the sale of an equity investment during the third quarter of 2005, partially offset by a subsequent equity investment during the three months ended September 30, 2006 which is in the start-up phase of its operation.

           Loss on Retirement of Debt. During the three months ended September 30, 2006, we incurred $0.2 million of costs in connection with the early repayment of certain debt instruments as compared to $0.8 million for the three months ended September 30, 2005.

           Gain on Sale of Leasing Equipment. We had a gain on sale of leasing equipment of $3.9 million during the three months ended September 30, 2006 compared to $3.2 million for the three months ended September 30, 2005. The increase was primarily due to an increase of $0.7 million in gains on equipment sales to third party investors recognized by CAI.

           Gain on Sale of Equity Investment. During the three months ended September 30, 2005, we sold our share of a non-transportation company in which we held a minority equity position since 1997. In connection with this sale, we recognized a pre-tax gain of $13.0 million ($11.5 million net of tax). (See our 2005 Form 10-K for further information on the sale of our equity investment).

           Other Income, Net. We had other income of $1.6 million during the three months ended September 30, 2006 compared to $0.3 million of other income for the three months ended September 30, 2005. The increase of $1.3 million was primarily due to an insurance claim payment received during the three months ended September 30, 2006 related to fully reserved receivables. For further information on this insurance claim payment, see Note 10 to the Condensed Consolidated Financial Statements.

           Interest Expense.Our interest expense decreased to $25.3 million in the three months ended September 30, 2006 from $30.8 million in the three months ended September 30, 2005, a decrease of $5.5 million or 18%. This decrease was primarily attributable to decreased borrowings ($4.9 million), a reduction in interest rates ($0.2 million) and a decrease in the amortization of deferred financing fees ($0.5 million).

           Interest Income. Our interest income increased to $5.0 million in the three months ended September 30, 2006 from $2.6 million in the three months ended September 30, 2005, an increase of $2.4 million. The increase in interest income was primarily due to an increase in average invested cash balances and higher interest rates on the invested cash balances, along with interest income ($0.3 million) received on the partial liquidation of our investment in a private equity fund.

           Minority Interest Expense, Net. The increase in minority interest expense, net amounting to $0.3 million for the three months ended September 30, 2006 as compared to the prior year period was primarily due to an increase in net income reported by CAI.

           Provision for Income Taxes. We recorded an income tax provision of $13.2 million for the three months ended September 30, 2006 as compared to $5.3 million for the three months ended September 30, 2005 despite reporting a net decrease in pre-tax income of $28.6 million. Pre-tax income reported for the third quarter of 2005 included a non-cash/non-taxable benefit of $16.0 million for the fair value adjustment for warrants. Excluding this benefit, pre-tax income would have decreased by $12.6 million ($19.9 million in 2006 versus $32.5 million in 2005). The increase in the income tax provision resulted principally from a higher proportion of the pre-tax income realized during the three months ended September 30, 2006 coming from income sourced in the United States and a $5.8 million deferred tax expense arising from the decision to sell our CAI equity interest.

          On October 1, 2006, we sold our 50% common equity interest in CAI. As a result of our decision, during the three months ended September 30, 2006, to sell our investment in CAI, it was no longer likely that our portion of CAI's earnings since the acquisition of the investment, amounting to approximately $14.5 million, would be remitted through mostly tax-exempt dividends. Based on this change in expectation, we changed our tax treatment related to these unremitted earnings and recorded an additional deferred tax provision of approximately $5.8 million in the three months ended September 30, 2006, representing the tax on the difference between the book and tax basis of our investment in CAI. An additional tax provision related to the gain on sale will be recorded in the fourth quarter amounting to approximately $20.2 million. As a result, the gain on the sale of our investment in CAI amounting to approximately $24.4 million has been reflected as a reduction to net income of $5.8 million during the three months ended September 30, 2006, with an increase in net income to be recorded in the fourth quarter amounting to approximately $30.3 million.

           ICL's pre-tax income (international sourced income) is taxed at a low rate (approximately 1% to 2.5%) due to the income tax convention between the United States and Barbados. The domestic intermodal division's pre-tax income (United States sourced income), including corporate activities and the results of operations of CAI, is taxed at the higher United States tax rates. During the three months ended September 30, 2006, 84% of taxable income was generated from United States sources as compared to 59% during the three months ended September 30, 2005, thus contributing to the net increase in the provision for income taxes. This significant shift of taxable income to United States sources is due to the reduction in our owned container leasing fleet resulting from the March 2006 Container Sale. We anticipate that United States sourced income will remain a higher percentage of our taxable income in subsequent periods. See Note 6 to the Condensed Consolidated Financial Statements for further information.

           Net Income. As a result of the factors described above, our net income decreased to $6.7 million in the three months ended September 30, 2006 from $43.2 million in the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

           Equipment Leasing Revenue. Our equipment leasing revenues decreased to $254.4 million for the nine months ended September 30, 2006, from $283.1 million in the nine months ended September 30, 2005, a decrease of $28.7 million or 10%.

           Container leasing segment revenues decreased to $79.0 million for the nine months ended September 30, 2006, from $126.4 million in the nine months ended September 30, 2005, a decrease of $47.4 million or 38%. The decrease was primarily attributable to a $37.8 million decrease in container operating lease revenue as a result of the sale of a significant portion of the container fleet in March 2006. While we continue to manage this fleet on behalf of the owner, the operating lease billings associated with this fleet are remitted to the owner (net of a management fee earned by us). As a result, billings associated with this equipment are no longer included in equipment leasing revenues. Excluding the impact of the containers sold in March 2006, we experienced a decrease in container operating lease revenues of $10.3 million. This decrease was caused, in part, by the conversion of a specific customer's operating lease equipment to direct financing leases ($5.3 million). The remainder of the decrease was primarily due to a decrease in utilization rates. The decrease in operating lease revenues was partially offset by an increase in direct financing lease revenues of $0.6 million, the majority of which was due to the conversion of a specific customer's operating lease equipment to direct financing leases as discussed above. Utilization rates of our container operating lease fleet, including owned equipment as well as equipment managed for third parties, were 95% and 97% at September 30, 2006 and 2005, respectively. The utilization rates of our owned container operating lease fleet, excluding new equipment not yet placed on lease and equipment contained in the March 2006 Container Sale, were 99% and 97% at September 30, 2006 and 2005, respectively. At September 30, 2006 and 2005, respectively, we had approximately 19,200 and 11,400 TEU's of new procurement not yet placed on lease.

           Domestic intermodal equipment segment revenues increased to $175.4 million for the nine months ended September 30, 2006, from $156.7 million in the nine months ended September 30, 2005, an increase of $18.7 million or 12%. The increase was primarily attributable to an increase in chassis operating lease revenues of $19.2 million, partially offset by a decrease in direct financing lease revenues of $0.5 million. The incremental chassis operating lease revenues were primarily due to an increase in our chassis operating lease fleet of 9% and an increase in the size of our chassis pool fleet which generally earns a higher daily lease rate, partially offset by a decrease in utilization rates. The utilization rates of our domestic intermodal chassis operating lease fleet were 93% and 96% at September 30, 2006 and 2005, respectively. The lower utilization in 2006 was primarily the result of an increased inventory of newly acquired equipment not yet placed on lease.

           Management Fee Revenue. Our management fee revenue increased to $12.8 million for the nine months ended September 30, 2006 from $9.0 million in the nine months ended September 30, 2005, an increase of $3.8 million or 42%. This increase was primarily due to the $2.5 million of management fee revenue we earned resulting from the containers sold in March 2006 which we manage on behalf of the owner. In addition, a portion of the fleet sold in March 2006 was previously owned by us and managed by CAI. This equipment is currently being managed by CAI on behalf of the owner. During the nine months ended September 30, 2006, the management fee revenue reported by CAI increased $1.3 million as compared to the prior year resulting from an increase in the size and performance of their managed fleet portfolio.

           Other Revenue. Our other revenues increased to $18.4 million for the nine months ended September 30, 2006, from $17.8 million for the nine months ended September 30, 2005, an increase of $0.6 million or 3%.

           Container leasing segment other revenues decreased to $5.6 million for the nine months ended September 30, 2006, compared to $8.7 million for the nine months ended September 30, 2005, a decrease of $3.1 million or 36%. The decrease was due to a reduction in billable repairs and handling on our owned fleet. In addition, billings related to the container fleet sold in March 2006 are no longer included in other revenue since these amounts are remitted to the owner of the equipment.

           Domestic intermodal equipment segment other revenues increased to $12.8 million for the nine months ended September 30, 2006, from $9.2 million for the nine months ended September 30, 2005, an increase of $3.6 million or 39%. The increase was primarily attributable to an increase in billable repairs to our lessees at the termination of a lease.

           Lease Operating and Administrative Expenses. Our lease operating and administrative expenses increased to $126.8 million for the nine months ended September 30, 2006 from $113.0 million in the nine months ended September 30, 2005, an increase of $13.8 million or 12%.

           The increase was primarily due to the net impact of the following items:

•	An increase in maintenance and repair costs of $10.2 million primarily due to an increase in chassis assigned to chassis pools, which generate higher daily lease rates and higher repair expenses. In addition, we experienced an increase in maintenance and repair costs associated with chassis lease terminations. The damage portion of these repair expenses were billable to our lessees, which contributed to the increase in other revenue within the domestic intermodal equipment segment as outlined above. In addition, we experienced an increase in the number of chassis that were refurbished or remanufactured during the current period which resulted in an increase to maintenance and repairs costs. These increases were partially offset by a reduction in maintenance and repair costs within the container product line.

•	An increase in salary and employee related expenses of $5.9 million primarily due to an increase in headcount and other employee related costs ($2.7 million), changes in compensation related expenses associated with variable accounting for our stock based compensation ($1.6 million) and an increase in the year to date accrual for our Chief Executive Officer's bonus as compared to the prior year period ($1.8 million). This increase was due, in part, to the gain recorded in connection with the March 2006 Container Sale. The actual amount of the 2006 bonus will be determined based upon net income for the full year ending December 31, 2006.

•	An increase in storage costs of $2.6 million primarily due to a reduction in utilization experienced within our container and chassis product lines as well as the additional expense incurred for the storage of new chassis equipment, which has not yet been placed on lease.

•	An increase in commission expense of $1.7 million primarily related to the write-off of deferred sales commissions resulting from the March 2006 Container Sale as well as incremental one-time costs associated with an equipment management program.

•	An increase in positioning and handling expense for our equipment of $1.0 million which was primarily due to the repositioning of equipment to chassis pool locations, partially offset by a reduction in repositioning costs within the container product line resulting primarily from the reduction in our container fleet as a result of the March 2006 Container Sale.

•	An increase of $0.9 million representing costs incurred by CAI related to its initial public offering.

•	An increase in accounting and audit services resulting in incremental expenses of $0.7 million.

•	An increase in legal services provided by outside counsel amounting to $0.4 million.

•	A decrease in equipment rental expense of $5.3 million primarily due to the buyout of leases related to container equipment which had previously been leased-in by CAI.

•	A decrease in operating expenses of $2.7 million as a result of the container fleet, which was sold in March 2006. Any expenses incurred by us related to the management of these containers are deducted from the amounts remitted to the owner. As a result, these costs are no longer included in lease operating expenses.

•	A decrease in consulting fees of $2.6 million primarily due to the hiring of personnel to support our financial planning and analysis activities which were previously outsourced as well as a reduction in consulting services required in order to comply with the Sarbanes-Oxley Act. These decreases were partially offset by increased consulting services to facilitate the development of our new IT systems.

A further breakdown of the lease operating and administrative expense variances, as compared to the prior period, by reportable segment is as follows:

•	Container leasing segment lease operating and administrative expenses decreased to $29.0 million for the nine months ended September 30, 2006 from $31.3 million in the nine months ended September 30, 2005, a decrease of $2.3 million or 7%. The decrease can be summarized as follows:

(Dollars in millions)	Container Leasing
Equipment rental expense	$ (4.9)
Expense reduction due to March 2006 container sale	(2.7)
Positioning and handling expense	(0.5)
Maintenance and repairs expense	(0.3)
Legal and consulting fees	1.7
Commission expense	1.7
Initial public offering cost incurred by CAI	0.9
Storage expense	0.8
Salary and employee related expense	0.6
Other, net	0.4

Total	$ (2.3)

•	Domestic intermodal equipment segment lease operating and administrative expenses increased to $97.8 million for the nine months ended September 30, 2006 from $81.7 million in the nine months ended September 30, 2005, an increase of $16.1 million or 20%. This increase can be summarized as follows:

(Dollars in millions)	Domestic Intermodal Equipment
Maintenance and repairs expense	$ 10.5
Salary and employee related expense	5.7
Storage expense	1.8
Positioning and handling expense	1.5
Taxes - other	0.5
Legal and consulting fees	(3.9)

Total	$ 16.1

           Provision for Doubtful Accounts. Our provision for doubtful accounts decreased to $1.5 million for the nine months ended September 30, 2006 from $1.6 million for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, our non-performing receivables decreased $7.6 million ($1.0 million at September 30, 2006 and $8.6 million at December 31, 2005, excluding the non-performing receivables of CAI). This decrease is primarily due to the write-off of our receivables related to a specific customer for which reserves had previously been established. See Note 10 to the Condensed Consolidated Financial Statements. All other non-performing receivables are fully reserved at September 30, 2006. Our provision for doubtful accounts is provided based upon a quarterly review of the receivables related to our owned equipment. The owners of equipment managed by us are responsible for any bad debts related to their equipment. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of direct financing lease receivables.

           Fair Value Adjustment for Derivative Instruments. Our fair value adjustment for derivative instruments amounted to income of $2.4 million for the nine months ended September 30, 2006 as compared to income of $1.6 million for the nine months ended September 30, 2005. The income for the nine months ended September 30, 2006, as well as the income in the prior year period, was primarily due to the change in the fair value of interest rate swap agreements held which do not qualify as cash flow hedges. During 2006, three of these interest rate swap agreements were terminated as the result of the March 2006 Container Sale and the repayment of debt instruments used to finance this equipment.

           Fair Value Adjustment for Warrants. Our non-cash fair value adjustment for warrants amounted to an expense of $5.2 million for the nine months ended September 30, 2006, as compared to income of $30.2 million for the nine months ended September 30, 2005. The expense for the nine months ended September 30, 2006 was limited to the change in the fair value of these warrants between December 31, 2005 and February 21, 2006, the date the registration statement for the warrants was declared effective by the SEC. This was the final criteria to be met under EITF 00-19 for re-classification of the warrants from a liability to equity in accordance with U.S. generally accepted accounting principles. This increase in the fair value of the warrants resulted primarily from the change in the market value of our common stock. This amount was then reclassified to equity. Since these warrants are now classified as equity, the value of the warrants is no longer adjusted for changes to their fair value, as they had been when classified as a liability.

           Depreciation and Amortization of Leasing Equipment. Our depreciation and amortization expense decreased to $51.8 million for the nine months ended September 30, 2006, from $67.0 million for the nine months ended September 30, 2005, a decrease of $15.2 million or 23%. This decrease was primarily due to the reduced size of our operating lease fleet of containers as a result of the March 2006 Container Sale ($15.6 million), a reduction in our container operating lease fleet resulting primarily from the conversion of operating leases with a specific customer to direct financing leases and reductions in the CAI operating lease fleet. These decreases were partially offset by additions to our owned chassis and container operating lease fleets.

           Impairment of Leasing Equipment. Our expense related to the impairment of leasing equipment increased to $9.5 million for the nine months ended September 30, 2006, from $2.9 million for the nine months ended September 30, 2005, an increase of $6.6 million. This increase was primarily due to a $7.7 million non-cash impairment charge resulting from the conversion of operating leases with a specific customer to direct financing leases. See Note 7 to the Condensed Consolidated Financial Statements. Impairment charges for the remainder of our owned operating lease fleets decreased during 2006 as compared to the prior year period.

           Loss/(Income) for Investments Accounted for Under the Equity Method. The change in loss/(income) for investments accounted for under the equity method of $0.2 million during the nine months ended September 30, 2006 is primarily due to the sale of an equity investment during the third quarter of 2005, partially offset by a subsequent equity investment during the three months ended September 30, 2006 which is in the start-up phase of its operation.

           Loss on Retirement of Debt. During the nine months ended September 30, 2006, primarily due to the early repayment of certain debt instruments through the use of the proceeds from the March 2006 Container Sale, we wrote off approximately $8.4 million of previously deferred financing fees. This compares with $0.8 million of costs incurred in connection with the early repayment of certain debt instruments during the nine months ended September 30, 2005.

           Gain on Sale of Leasing Equipment. We had a gain on sale of leasing equipment of $75.8 million during the nine months ended September 30, 2006 compared to $7.6 million for the nine months ended September 30, 2005. The increase was primarily due to the March 2006 Container Sale ($66.5 million) as well as an increase of $3.1 million in gains on equipment sales to third party investors recognized by CAI. These increases are partially offset by a reduction in the profitability on the sale of our used containers ($1.0 million). The reduction in the profitability on the sale of our containers was predominantly due to less favorable market conditions we experienced in the resale sector for containers.

           Gain on Sale of Equity Investment. During the three months ended September 30, 2005, we sold our share of a non-transportation company in which we held a minority equity position since 1997. In connection with this sale, we recognized a pre-tax gain of $13.0 million ($11.5 million net of tax). (See our 2005 Form 10-K for further information on the sale of our equity investment).

           Other Income, Net. We had other income of $2.1 million during the nine months ended September 30, 2006 compared to $1.2 million of other income for the nine months ended September 30, 2005. The increase of $0.9 million was primarily due to an insurance claim payment received during the three months ended September 30, 2006 related to fully reserved receivables. For further information on this insurance claim payment, see Note 10 to the Condensed Consolidated Financial Statements. This increase was partially offset by a reduction in sales commissions and arrangement fees as compared to the prior year period.

           Interest Expense. Our interest expense decreased to $85.0 million in the nine months ended September 30, 2006 from $90.3 million in the nine months ended September 30, 2005, a decrease of $5.3 million. This decrease was primarily attributable to decreased borrowings ($4.2 million) and a decrease in the amortization of deferred financing fees ($0.7 million).

           Interest Income. Our interest income increased to $14.6 million in the nine months ended September 30, 2006 from $8.2 million in the nine months ended September 30, 2005, an increase of $6.4 million. The increase in interest income was primarily due to an increase in average invested cash balances and higher interest rates on the invested cash balances, along with interest income ($1.1 million) received on the partial liquidation of our investment in a private equity fund. These increases were partially offset by the receipt during the three months ended March 31, 2005 of $1.6 million of past due interest received on a note receivable which was previously accounted for as non-performing.

           Minority Interest Expense, Net. The increase in minority interest expense, net amounting to $1.1 million for the nine months ended September 30, 2006 as compared to the prior year period was primarily due to an increase in net income reported by CAI.

           Provision for Income Taxes. We recorded an income tax provision of $19.0 million for the nine months ended September 30, 2006 as compared to $10.0 million for the nine months ended September 30, 2005. While we reported a net decrease in pre-tax income of $5.2 million, pre-tax income for the first nine months of both 2006 and 2005 included non-cash/non-taxable income/expense for the fair value adjustments for warrants ($5.2 million expense in 2006 and $30.2 million income in 2005). Excluding these non-taxable amounts, pre-tax income would have increased by $30.1 million ($90.5 million in 2006 compared with $60.4 million in 2005). The increase in the income tax provision also related to a $5.8 million deferred tax expense arising from the decision to sell our CAI equity interest during the nine months ended September 30, 2006. The increases in the income tax provision were offset by (i) a lower proportion of the pre-tax income realized during the nine months ended September 30, 2006 from income sourced in the United States, and (ii) a $2.3 million tax benefit realized on the March 29, 2006 sale of approximately 273,300 standard dry marine cargo containers by ICL. The sale combined with the application of the Barbados regressive tax rate system resulted in an adjustment to deferred Barbados taxes, accrued at the maximum 2.5% rate, and the booking of a current Barbados tax at the minimum 1% tax rate since the sale resulted in a Barbados taxable gain in excess of $15.0 million. See Note 5 to the Condensed Consolidated Financial Statements for more information.

           On October 1, 2006, we sold our 50% common equity interest in CAI. As a result of our decision, during the nine months ended September 30, 2006, to sell our investment in CAI, it was no longer likely that our portion of CAI's earnings since the acquisition of the investment, amounting to approximately $14.5 million, would be remitted through mostly tax-exempt dividends. Based on this change in expectation, we changed our tax treatment related to these unremitted earnings and recorded an additional deferred tax provision of $5.8 million in the nine months ended September 30, 2006, representing the tax on the difference between the book and the tax basis of our investment in CAI. An additional tax provision related to the gain on sale will be recorded in the fourth quarter amounting to approximately $20.2 million. As a result, the gain on the sale of our investment in CAI amounting to approximately $24.4 million has been reflected as a reduction to net income of $5.8 million during the nine months ended September 30, 2006, with an increase to be recorded to net income in the fourth quarter amounting to approximately $30.3 million.

           ICL's pre-tax income (international sourced income) is taxed at a low rate (approximately 1% to 2.5%) due to the income tax convention between the United States and Barbados. The domestic intermodal division's pre-tax income (United States sourced income), including corporate activities and the results of operations of CAI, is taxed at the higher United States tax rates. During the nine months ended September 30, 2006, 34.0% of taxable income was generated from United States sources as compared to 44.4% during the nine months ended September 30, 2005, thus offsetting the net increase in the pre-tax income. This 2006 percentage of United States sourced income was lower than the comparable 2005 period primarily due to the non United States sourced taxable income generated by the March 2006 Container Sale. We anticipate that taxable income from United States sources will be a much higher percentage of our taxable income in subsequent periods due to a reduction in our owned container leasing fleet resulting from this sale. See Note 6 to the Condensed Consolidated Financial Statements for further information.

           Net Income. As a result of the factors described above, our net income decreased to $66.3 million in the nine months ended September 30, 2006 from $80.5 million in the nine months ended September 30, 2005.

Liquidity and Capital Resources

           Historically, we have used funds from various sources to meet our corporate obligations and to finance the acquisition of equipment for lease to customers. The primary funding sources have been cash provided by operations, borrowings (generally from banks), securitization of lease receivables, the issuance of capital lease obligations, and the sale of our securities. In addition, we have generated cash from the sale of equipment being retired from our fleet. In general, we have sought to meet debt service requirements from the leasing revenue generated by our equipment. Excluding amounts relative to CAI, we had $314.0 million of unrestricted cash and cash equivalents on hand and had unused financing commitments totaling $107.5 million available for future use as of September 30, 2006. Further, as described in the Liquidity and Capital Resources section of our 2005 Form 10-K, the combination of unrestricted cash and marketable securities as of December 31, 2005 plus scheduled payments due to us under operating and direct financing lease agreements with our lessees during 2006 and 2007 is significantly more than our scheduled capital lease and debt service payments (principal and estimated interest) for those years even after taking into account the recent sale of a substantial portion of our container operating lease portfolio.

           We have usually funded a significant portion of the purchase price for new containers and chassis through secured borrowings from financial institutions under various credit facilities. However, from time to time we have funded new equipment acquisitions through the use of working capital and may finance this equipment through debt facilities at a later date. On March 29, 2006, in connection with the March 2006 Container Sale, as indicated in Note 6 to the Condensed Consolidated Financial Statements, we repaid our 2005 Fortis Facility in full and terminated the facility, which included eliminating the commitment for future financings under the facility. We are currently in negotiations with other potential lenders with regard to additional financings to support business growth.

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

Dividend Increase

           During September 2006, we announced that our Board of Directors established a new dividend policy for the Company for 2007. We plan to pay a quarterly dividend of $0.25 per share in each quarter of 2007, representing an annual dividend rate of $1.00 per share, an increase of $0.68 per share from the current annual dividend rate of $0.32 per share. The increased dividend rate will begin with the January 2007 dividend payment, the record date for which will be set by the Board of Directors later in 2006.

Cash Flow

           Net cash provided by operating activities amounted to $59.7 million for the nine months ended September 30, 2006 as compared to $105.8 million for the same period last year. While net income for the nine months ended September 30, 2006 was $14.2 million lower than net income for the prior year period, the change in cash provided by these activities was affected by the following:

•	Net income for the nine months ended September 30, 2006 included a gain associated with the March 2006 Container Sale of $60.8 million ($60.2 million, net of tax).

•	2006 net income included a non-cash expense of $5.2 million related to the adjustment of the estimated fair value of warrants issued by us in the third quarter of 2004 as compared to non-cash income of $30.2 million reported in 2005 net income.

•	2006 net income included a non-cash impairment expense of $9.5 million ($8.5 million, net of tax) which is largely related to the conversion of operating leases with a specific customer to direct financing leases which resulted in the extension of the term of the leases and provided the customer with a bargain purchase option for the equipment. This compares to an impairment expense of $2.9 million ($2.2 million, net of tax) reported in 2005 net income.

•	2006 net income included a loss on retirement of debt of $8.4 million ($7.9 million, net of tax) in connection with the early repayment of certain debt instruments of which $5.4 million ($5.2 million, net of tax) is included in the calculation of the $60.2 million gain (net of tax) recognized as a result of the March 2006 Container Sale.

           Excluding the items noted above, net cash provided by these activities decreased $30.0 million for the nine months ended September 30, 2006 as compared to the prior year period. The remaining change in cash provided by operating activities resulted primarily from the following:

•	An increase in cash used to pay income taxes ($12.5 million) during the nine months ended September 30, 2006 associated with the December 2005 repatriation of cash from our Barbados subsidiary, Interpool Limited.

           The remainder of the change in net cash provided by operating activities was primarily due to changes in other operating assets and liabilities in the ordinary course of business.

           Net cash provided by investing activities amounted to $388.9 million for the nine months ended September 30, 2006 as compared to $219.8 million of net cash used for investing activities for the same period last year. The change was primarily due to the following:

•	an increase in the proceeds from disposition of leasing equipment ($519.6 million) which is primarily associated with the March 2006 Container Sale,

•	a decrease in acquisition of leasing equipment ($93.8 million), and

•	a decrease in the investment in direct financing leases ($3.3 million), partially offset by

•	proceeds received during 2005 from the sale of an equity investment ($15.0 million).

           Net cash used for financing activities amounted to $537.4 million for the nine months ended September 30, 2006 as compared to $50.0 million for the same period last year. The increase in net cash used for financing activities was primarily due to the following:

•	an increase in repayment of long term debt and capital lease obligation ($539.6 million) primarily due to the use of the proceeds from the March 2006 Container Sale, partially offset by

•	an increase in the proceeds from the issuance of debt ($54.5 million).

Debt and Capital Lease Obligations:

          The following table summarizes our debt and capital lease obligations as of September 30, 2006 and December 31, 2005:

	(Dollars in millions)
Total Debt and Capital Lease Obligations	September 30, 2006	December 31, 2005

2005 Fortis Facility - Secured container equipment financing
facility, interest at 6.41% at December 31, 2005	$ ---	$ 463.2
2005 DVB Facility - Secured container equipment financing
facility, interest at 6.37% at September 30, 2006 and 6.55%
at December 31, 2005	169.0	250.7
Chassis Securitization Facility, interest at 5.35% at
September 30, 2006 and 5.94% at December 31, 2005
Warehouse facility	--	8.4
Debt obligation	2.3	24.1
Capital lease obligation	381.1	388.4
Revolving credit facility for chassis, interest at 6.33% at
September 30, 2006 and 5.64% at December
31, 2005, revolving period ending September 9, 2010	15.0	15.0
Notes and loans repayable with various rates ranging from
5.75% to 7.90% and maturities from 2006 to 2010	15.7	22.0
Capital lease obligations payable in varying
amounts through 2015	346.1	284.9
Revolving credit facility CAI, interest at 5.97% at
December 31, 2005(a)	--	64.0
6.00% Notes due 2014 (unsecured) net of unamortized discount of $29.4 at September 30, 2006 and $31.3 at
December 31, 2005	200.6	198.7
7.35% Notes due 2007 (unsecured)	90.0	94.2
7.20% Notes due 2007 (unsecured)	33.8	37.9
9.25% Convertible redeemable subordinated
debentures, mandatory redemption 2022 (unsecured)	37.2	37.2
9.875% Preferred capital securities due 2027 (unsecured)	75.0	75.0

Total Debt and Capital Lease Obligations	1,365.8	1,963.7

Less Current Maturities	256.0	229.1
Total Non-Current Debt and Capital Lease Obligations	$ 1,109.8	$ 1,734.6

(a)	CAI's revolving credit facility at September 30, 2006 is classified within Liabilities of Subsidiary Held for Sale. See Note 1B to the Condensed Consolidated Financial Statements.

(a)

           Our debt consisted of loans, capital lease obligations and notes with installments payable in varying amounts through 2027, with a weighted-average interest rate of 6.8% for both the nine months ended September 30, 2006 and for the year ended December 31, 2005. The principal amount of debt and capital lease obligations payable under fixed rate contracts was $1,077.3 million at September 30, 2006. Remaining debt and capital lease obligations of $288.5 million were payable under floating rate arrangements, of which $260.9 million was effectively converted to fixed rate debt through the use of interest rate swap agreements. At September 30, 2006 and December 31, 2005, most of our debt and capital lease obligations were secured by a substantial portion of our leasing equipment, direct financing leases, and accounts receivable. Approximately $436.6 million of debt was unsecured at September 30, 2006 compared to $443.0 million at December 31, 2005. For further information on the accounting treatment for interest rate swap contracts see Note 4 to the Condensed Consolidated Financial Statements.

           New Financings: During February 2006, we entered into a capital lease obligation transaction with a U.S. financial institution for $23.8 million, with a fixed interest rate of 6.11%, which continues until March 2014. We have a bargain fixed purchase option at that time that we expect to exercise. At September 30, 2006, $23.0 million of this capital lease obligation remained outstanding. During August and September 2006, we entered into two capital lease obligation transactions with U.S. financial institutions. The first was for $44.4 million, with a fixed interest rate of 5.43%, which continues until September 2016. We have a fixed price purchase option at that time that we expect to exercise. The second was for $24.5 million, with a fixed interest rate of 5.12%, which continues until September 2016. We have a fixed price purchase option at that time that we expect to exercise. Both amounts remained outstanding at September 30, 2006.

           Debt Repayment: On March 29, 2006, in connection with the March 2006 Container Sale, we repaid the remaining outstanding debt balance of $433.9 million associated with the 2005 Fortis Facility and terminated the facility, which included eliminating the commitment for future financing under the facility. Additionally, we accelerated a principal payment of $28.5 million associated with the 2005 DVB Facility. In connection with these and other debt repayments, we wrote off $8.4 million in deferred financing fees which are included in loss on retirement of debt on the Condensed Consolidated Statements of Income.

           Covenants: At September 30, 2006, under our 2005 DVB Facility, our chassis revolving credit facility established during September 2005, and most of our other debt instruments, we are required to maintain covenants (as defined in each agreement) for tangible net worth (the most stringent of which required us to maintain tangible net worth of at least $300.0 million), a fixed charge coverage ratio of at least 1.5 to 1 and a funded debt to tangible net worth ratio of not more than 4.0 to 1. For the most restrictive covenants, tangible net worth includes stockholders' equity plus the "warrant liability", if applicable, our 9.875% preferred capital securities and our 9.25% convertible redeemable subordinated debentures and any future subordinated debt, and is reduced by goodwill and adjusted to eliminate the impact of adjustments associated with derivative instruments. Funded debt excludes the portion of debt and capital lease obligations due within one year, our 9.875% preferred capital securities and our 9.25% convertible redeemable subordinated debentures, and any future subordinated debt. Fixed charges include interest expense, excluding that related to our 9.875% preferred capital securities and our 9.25% convertible redeemable subordinated debentures and any future subordinated debt, and lease rentals. Earnings available for fixed charges include income before depreciation and income taxes, excluding the impact of any non-cash fair value adjustments for warrants, plus fixed charges, plus interest expense associated with our 9.875% preferred capital securities and our 9.25% convertible redeemable subordinated debentures and any future subordinated debt. As of September 30, 2006, we were in compliance with all covenants.

           A servicing agreement to which we are a party requires that we maintain a tangible net worth (including its 9.875% preferred capital securities due 2027) of at least $375.0 million plus 50% of any positive net income reported from October 1, 2004 forward and this requirement has been met at September 30, 2006.

           At September 30, 2006, under a restriction in our 6.0% Note Indenture, approximately $38.0 million of retained earnings were available for dividends.

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

           The following table sets forth principal cash flows and related weighted-average interest rates by expected maturity dates for debt and capital lease obligations at September 30, 2006:

Dollars in Thousands	Total Obligation	0-12 months	13-24 months	25-36 months	37-48 months	49-60 months	Thereafter
Variable rate facilities	$27,578	$2,258	$2,380	$2,509	$20,431	--	--
Average interest rate %		6.6%	6.5%	6.5%	6.9%	--	--
Fixed rate facilities(1)	1,338,248	253,781	100,891	107,598	85,827	42,970	747,181
Average interest rate %		6.6%	6.7%	6.7%	6.8%	6.9%	6.9%
Total Debt	$1,365,826	$256,039	$103,271	$110,107	$106,258	$42,970	$747,181
Average interest rate %		6.6%	6.7%	6.7%	6.8%	6.9%	6.9%

(1) These fixed rate facilities include variable instruments that have been effectively converted to fixed rate debt through the use of interest rate swap agreements.

           The principal amount of debt and capital lease obligations payable under fixed rate contracts was $1,077.3 million at September 30, 2006. Remaining debt and capital lease obligations of $288.5 million were payable under floating rate arrangement, of which $260.9 million was effectively converted to fixed rate debt through the use of interest rate swap agreements.

           Based on outstanding debt balances at September 30, 2006 of variable rate facilities, which have not been effectively converted to fixed rate debt through the use of interest rate swaps, a 10% change in variable interest rates would have resulted in a $0.1 million change in pre-tax earnings.

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

           These insurance policies provide coverage for both the equipment owned by us and the equipment we manage for third party investors. We are reimbursed for the portion of the coverage related to the managed equipment. Any losses related to managed equipment in excess of the amounts due from the insurance coverage are the responsibility of the third party investor.

           At September 30, 2006, approximately 27% of accounts receivable and 73% of the net investment in direct financing leases were from customers outside of the United States.

           At September 30, 2006, our top 25 customers represented approximately 79% of consolidated billings, with no single customer accounting for more than 8.1%.

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

           Under the supervision and with the participation of its management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of September 30, 2006. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of such date due to the material weaknesses described below.

           In light of these material weaknesses, in preparing its consolidated financial statements as of and for the fiscal quarter and year-to-date ended September 30, 2006, the Company performed additional analyses and other post-closing procedures to ensure that the Company's Condensed Consolidated Financial Statements included in its Report on Form 10-Q for the fiscal quarter and year-to-date ended September 30, 2006 have been prepared in accordance with U.S. generally accepted accounting principles.

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

           (b) Changes to Internal Control Over Financial Reporting

           There were no changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except as described below.

           The Company has taken, or plans to take, various corrective actions to remediate the material weaknesses noted above. By their nature, such actions require a period of time to become fully effective. The remedial actions associated with these material weaknesses are as follows:

•	Technical accounting expertise. Effective January 1, 2006, the Company has assigned responsibility for its interest rate swap transactions to two individuals with significant prior experience in this area. During 2006, the Company will continue to review its staffing levels, and will continue to evaluate whether the skill sets of its employees are adequate to meet its financial reporting needs and to ensure that it has a strong and effective control environment. The Company will monitor this area closely, make any necessary staffing changes, and will also ensure that additional training is made available to its staff as required.

•	Review of subsidiary financial statements.The Company had implemented plans for the review and analysis of the financial statements of CAI and had dedicated resources to such review and analysis. With the Company's sale of its 50% interest in CAI on October 1, 2006, such reviews will no longer be required.

•	Security of information technology. Since March 2006, employees located outside the Company's three main offices connect to the Company's data center using either virtual private network or secure socket layer technology. Employees located within the Company's three main offices utilize direct, point-to-point, network connections to the Company's data center. The Company believes the final evaluation and migration of critical spreadsheets to a controlled environment will take place during 2006. Interim changes required to system access controls are currently being addressed with further access controls to be implemented as the Company develops its new asset management system, which is currently in process.

•	Monitoring of internal control over financial reporting. The Company has implemented additional procedures during 2006 that will facilitate the monitoring of internal control over financial reporting throughout the year, and is reviewing the results of these additional procedures with its audit committee and independent registered public accounting firm periodically during the year.

           Management believes that the actions described above, when fully implemented and tested, will be effective in remediation of the material weaknesses discussed above. Management believes that these material weaknesses will be remediated by December 31, 2006.

           The Company has assigned the highest priority to the short and long-term correction of the internal control deficiencies that have been identified and has initiated the steps necessary to analyze and monitor its control environment and to address any weaknesses and deficiencies. In addition to the weaknesses mentioned above, the Company has identified other, less significant, deficiencies that it does not consider to be "material weaknesses" but which it nonetheless believes should be remedied. These significant deficiencies have been disclosed to the Company's Audit Committee and to its independent registered public accounting firm. Management has discussed its remedial action plans with the Audit Committee and its independent registered public accounting firm, and will continue to provide periodic updates to the Audit Committee and independent registered public accounting firm on progress made.

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

           In view of the costs and uncertainties described above and which are inherent in the litigation process, the Company elected to participate in the Third Circuit's mediation program through which a settlement of this litigation was negotiated. Following the conclusion of these negotiations, the Company entered into a settlement of the class actions providing for: (1) a cash payment on behalf of defendants in the total amount of $1,000, inclusive of all of the fees and expenses of plaintiffs' counsel, and (2) the dismissal of all claims against the Company and the other defendants on a class-wide basis. The entire $1,000 payment was funded by the Company's insurance carrier. The agreed settlement terms were embodied in a formal settlement agreement that was submitted to the United States District Court for the District of New Jersey. The Court of Appeals remanded the case to the District Court for consideration of the settlement and on August 1, 2006, the District Court held a fairness hearing with respect to the settlement following which the settlement was approved. No appeal has been taken from the approval order; the settlement has been paid in full by the Company's insurer; and the class action litigation is now fully concluded.

ITEM 6: Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit 10:	Material Contracts

10.64	Redemption Agreement between Container Applications International, Inc. and Interpool, Inc. dated October 1, 2006

10.65	Note Issuance Agreement between Container Applications International, Inc. and Interpool, Inc. dated October 1, 2006

Exhibits 31/32:	Certifications:

31.1	Certification of Martin Tuchman.

31.2	Certification of James F. Walsh.

32.1	Certification of Martin Tuchman.

32.2	Certification of James F. Walsh.

Exhibit 99:	Press Releases dated:

99.1	August 3, 2006	Interpool Files June 30, 2006 Form 10-Q With Securities and Exchange Commission.

99.2	September 1, 2006	Interpool, Inc. To Pay Cash Dividend on Common Stock.

99.3	September 25, 2006	Interpool To Increase Dividend Rate in 2007.

99.4	October 5, 2006	Interpool Sells Equity Interest In Container Applications International, Inc.

99.5	October 10, 2006	Interpool Credit Ratings Upgraded by Fitch

99.6	October 16, 2006	Interpool, Inc. Announces a Domestic Chassis Pool Agreement with BNSF Railway Company.

b)	Reports on Form 8-K:

On October 5, 2006, the Company filed a Report on Form 8-K announcing the execution of certain agreements with Container Applications International, Inc. ("CAI"), specifically, a Redemption Agreement, a Note Issuance Agreement, an Investor Rights Agreement and a Management Agreement, pursuant to which CAI acquired 25,200 shares of its common stock from the Company which represented the Company's 50% common equity interest in CAI. The total consideration of $77.5 million consisted of a $40 million cash payment and the issuance by CAI of a convertible subordinated secured promissory note (the "Note") payable to the Company in the amount of $37.5 million. In the event that the Note is converted into common stock of CAI, the Investor Rights Agreement will entitle the Company to certain rights, among others, to registration rights, rights to information, Board of Directors representation and participation in any future equity offerings by CAI.

In addition, the Company and CAI entered into a long-term Management Agreement pursuant to which the Company may, subject to certain conditions, tender containers which satisfy stipulated eligibility criteria to CAI for management in exchange for a management fee. CAI may also sub-manage containers which the Company may sell to investors from time to time.

As a result of the total CAI disposition, CAI will no longer be treated as a consolidated subsidiary of the Company.

On October 19, 2006 the Company filed a Report on Form 8-K reporting the issuance of a press release announcing an agreement with BNSF Railway Company ("BNSF"), the operator of one of the largest railroad networks in North America, pursuant to which the Company will manage all of BNSF's domestic chassis pools and supply domestic chassis to users of the BNSF terminals for a ten-year period.

ITEM 7: Submission of Matters to a Vote of Security Holders

          NONE

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 6, 2006	By /s/ Martin Tuchman Martin Tuchman Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Director (Principal Executive Officer)

Dated: November 6, 2006	By /s/ James F. Walsh James F. Walsh Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Filed with Interpool, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006

10.64-	Redemption Agreement dated October 1, 2006

10.65-	Note Issuance Agreement dated October 1, 2006

31.1-	Certification of Martin Tuchman.

31.2-	Certification of James F. Walsh.

32.1-	Certification of Martin Tuchman.

32.2-	Certification of James F. Walsh.

99.1-	Press Release dated August 3, 2006

99.2-	Press Release dated September 1, 2006

99.3-	Press Release dated September 25, 2006

99.4-	Press Release dated October 5, 2006

99.5-	Press Release dated October 10, 2006

99.6-	Press Release dated October 16, 2006