Form 10-K
period 2006-12-31
INTERPOOL INC
filed 2007-03-09
CIK 898777

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-11862

INTERPOOL, INC.
(Exact name of registrant as specified in the charter)

DELAWARE	13-3467669
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  |_|  No  |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  |X|  No  |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  |_|

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer  |_|   Accelerated filer  |X|  Non-accelerated filer  |_|

Indicate by check mark if the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.  Yes  |_|  No  |X|

The aggregate market value of the shares of the registrant’s voting stock held by non-affiliates of the registrant was $230,506,258, based upon the closing price of $22.22 per common share, as quoted on the New York Stock Exchange, on June 30, 2006 (the last day of the registrant’s most recently completed second quarter).

At March 1, 2007, there were 29,412,143 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Interpool, Inc. Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

INTERPOOL, INC.

FORM 10-K

TABLE OF CONTENTS

Item	Page

PART I	3
ITEM 1.	BUSINESS	3
ITEM 1A.	RISK FACTORS	16
ITEM 1B.	UNRESOLVED STAFF COMMENTS	26
ITEM 2	PROPERTIES	26
ITEM 3.	LEGAL PROCEEDINGS	27
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	28

PART II	29
ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	29
ITEM 6.	SELECTED FINANCIAL DATA	31
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	32
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	79
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	83
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	142
ITEM 9A.	CONTROLS AND PROCEDURES	142
ITEM 9B.	OTHER INFORMATION	146

PART III	147
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	147
ITEM 11.	EXECUTIVE COMPENSATION	147
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	147
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	147
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	147

PART IV	148
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	148

SIGNATURES	158

PART I

ITEM 1.	BUSINESS

General

Unless otherwise indicated, all fleet statistics, including the size of the fleet, utilization of the leasing equipment and the rental rates per day, that are set forth in this Annual Report on Form 10-K include all of our owned equipment, including that portion of our owned equipment managed for us by Container Applications International, Inc. (“CAI”), as well as the equipment which we are responsible to manage for third party investors. To the extent that our equipment is managed by CAI, the equipment is considered fully utilized since it is not available for us to put on hire regardless of whether all of the units are generating income. All equipment owned by CAI or managed by CAI (with the exception of equipment owned by us and managed by CAI) prior to the sale of our equity interest in CAI has been excluded from all statistics, unless otherwise indicated. In addition, all of our chassis assigned to chassis pools are considered fully utilized. The market share, ranking and other data contained in this Annual Report on Form 10-K are based either on our management’s own estimates, independent industry publications, reports by market research firms or other published independent sources and, in each case, are believed by management to be reasonable estimates. However, market share data is subject to change and cannot always be verified with certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, might not be reliable.

The following two transactions completed during 2006 have had a significant effect on our business and financial results.

Sale of Equity Interest in CAI

On October 1, 2006, we sold to Container Applications International, Inc. (“CAI”) all shares of CAI’s common stock owned by us, which shares had represented a 50% common equity interest in CAI, for total consideration of $77.5 million, consisting of a $40.0 million cash payment and the issuance by CAI of a $37.5 million convertible subordinated secured promissory note (the “New CAI Note”). We originally acquired our equity interest in CAI in 1998 for a purchase price of $12.5 million.

As a result of this transaction, CAI’s assets and liabilities are no longer included in our Consolidated Balance Sheet at December 31, 2006. Due to the potential convertibility of the New CAI Note, under certain circumstances, we could, at some future date, hold an equity interest in CAI exceeding 20% if we elected to convert the New CAI Note. Accordingly, CAI’s operating results through September 30, 2006 have been treated as results from continuing operations in our Consolidated Statements of Income for the year ended December 31, 2006, as well as our Consolidated Statements of Cash Flows for the year ended December 31, 2006. See Note 7 to the Consolidated Financial Statements.

March 2006 Sale of Containers

On March 29, 2006, our wholly-owned container leasing subsidiary, Interpool Containers Limited (“ICL”), sold approximately 273,300 standard dry marine cargo containers (the “March 2006 Container Sale”), together with an assignment of all rights of ICL under existing operating leases for these containers with our customers, to a newly formed subsidiary of an investor group based in Switzerland (the “Purchaser”), pursuant to a Sale Agreement dated March 14, 2006 (the “Sale Agreement”). The containers sold represented approximately 74% of the standard dry marine cargo containers in our operating lease fleet at December 31, 2005, including most of the containers managed for us by CAI. The sale did not include containers subject to existing direct financing leases with customers. In connection with the sale, we entered into a new management agreement with the Purchaser and CAI, pursuant to which we will manage the containers that are currently under long-term lease in exchange for management fees. See Note 6 to the Consolidated Financial Statements for further information.

Effective April 1, 2006, as a result of the March 2006 Container Sale, we no longer record leasing revenue and lease operating and administrative expense relating to the containers sold to the Purchaser, but we instead record management fee revenue earned under the management agreements entered into with the Purchaser.

Proposal Letter from Our Chairman and Chief Executive Officer

On January 16, 2007, our Board of Directors received a letter from Martin Tuchman, our Chairman and Chief Executive Officer, supported by other significant stockholders of ours and an investment fund affiliated with Fortis Merchant Banking, proposing an acquisition of all of our outstanding common stock (other than a portion of the shares held by Mr. Tuchman and the other supporting stockholders) for $24.00 per share in cash. Mr. Tuchman and the other stockholders supporting his letter to our Board, together with their families and investment affiliates, presently beneficially own more than 50% of our 29.3 million shares of common stock currently outstanding. Mr. Tuchman’s proposal letter contemplated that Mr. Tuchman and the other stockholders supporting the proposal would reinvest approximately 6.2 million of their currently held shares in the proposed transaction and sell the balance of their holdings (approximately 12.3 million shares) at the same $24.00 per share price in cash as our non-affiliated public stockholders would receive for their 10.8 million shares currently outstanding.

Our Board of Directors formed a Special Committee of independent directors to review and evaluate the proposal set forth in Mr. Tuchman’s letter, consistent with its fiduciary duties. The Special Committee has engaged independent legal counsel and an independent financial advisor to assist it with its work. The Special Committee, working with its advisors, is proceeding to evaluate the proposal and alternatives available to us to determine whether or not the proposal is in the best interests of our public stockholders. The Special Committee has instructed its financial advisor and our financial advisor to contact potentially interested parties. To date, no decisions have been made by the Special Committee or the Board of Directors with respect to any response to the proposal. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that this or any other transaction will be approved or consummated.

In the event that the transaction proposed by Mr. Tuchman were to proceed and were to be consummated on the terms that have been proposed, it would constitute a “going private” transaction. If the transaction were to be consummated, we would become a private company whose common stock may no longer be publicly traded, and we may no longer be subject to the periodic reporting requirements of the Securities Exchange Act of 1934. There can be no assurance that this or any other transaction will proceed or will be consummated.

General

We believe we are the largest lessor of intermodal chassis in North America and one of the world’s leading lessors and managers of intermodal dry freight standard containers. At December 31, 2006, our chassis fleet totaled approximately 238,000 chassis (including equipment on both operating and direct financing leases). Our container equipment fleet, which totaled 756,000 twenty foot equivalent units (“TEUs”) at December 31, 2006, includes units owned by us and units which we manage on behalf of third parties. With respect to the owned portion of our fleet, which consisted of 482,000 TEUs at December 31, 2006, a majority of these units are subject to long-term direct financing leases with customers. From 2000 to 2005, we increased the size of our chassis fleet at a compound annual rate of approximately 5%. During 2006 our chassis fleet grew by 5%. During the period from 2000 to 2005, we increased our container fleet at a compound annual rate of 5%. During 2006, our combined owned and managed container fleet decreased by 9%, which was primarily impacted by the contractual runoff of the container direct financing lease portfolio.

We concentrate on the leasing of containers to shipping lines throughout the world and the leasing of chassis to transportation companies in North America. This equipment is either owned by us or, in the case of a large portion of our container fleet, managed on behalf of other third party equipment owners. All container equipment, whether owned or managed, is operated as a single fleet. We are responsible for providing marketing, billing and collection services as well as arranging for the repair of all equipment in the fleet. To the extent that equipment is managed for other third party investors, these investors take on the risks of equipment ownership. We remit the revenues earned by their equipment, net of any operating expenses and bad debts related to their equipment. In addition, they receive the proceeds from the sale of their equipment at the end of its useful life. In return for these management services, we earn management fees.

We concentrate on leasing our owned and managed equipment to customers on a long-term basis (leases for a term greater than one year) and substantially all new equipment is initially leased for a term of five to eight years. Approximately 72% of our chassis fleet and 91% of our owned and managed containers are currently on long-term lease. We believe our focus on long-term leasing has enabled us to:

•	Maintain high utilization rates for our equipment;

•	Achieve more stable and predictable operating results; and

•	Concentrate on the expansion of the asset base through the purchase and lease of new equipment.

Approximately 3% of the chassis are currently leased on a short-term basis, representing long-term leases winding down or to satisfy customers’ seasonal requirements. Short-term leases are generally at higher rates than long-term leases. In addition, for customers who require daily or weekly chassis rentals, we operate chassis pools at major domestic shipping ports and rail terminals. The equipment in these pools comprises about 18% of the chassis fleet. Approximately 4% of the containers are currently leased on a short-term basis.

We have been involved in the business of leasing transportation equipment since 1968. We lease chassis and containers to a diversified customer base of over 500 shipping and transportation companies throughout the world, including nearly all of the world’s 25 largest international container-shipping lines and major North American railroads. We provide customer service and we market to our customers through a worldwide network of offices and agents. We believe one of the key factors in our ability to compete effectively has been the long-standing relationships that we have established with most of the world’s large shipping lines and major North American railroads. As a result of these relationships, 22 of our top 25 customers have been customers for at least 10 years.

Industry Overview

The fundamental components of intermodal transportation are the chassis and the container. When a container ship arrives in port, each marine container is removed from the ship and loaded onto a chassis or rail car. Most containers are constructed of steel in accordance with standards established by the International Standards Organization (“ISO”). The basic container type is the general-purpose dry freight standard container, which measures 20 or 40 feet long, 8 feet wide and 8½ or 9½ feet high. In general, 20-foot containers are used to carry heavy, dense cargo loads (such as industrial parts and certain food products) and can also operate in areas where transportation facilities are less developed, while 40-foot containers are used for lighter weight finished goods (such as apparel, electronic appliances and other consumer goods) in areas with better developed transportation facilities. A chassis is a rectangular, wheeled steel frame, generally 23½ or 40 feet in length, built specifically for the purpose of transporting a container. Longer sized chassis, designed solely to accommodate domestic containers, can be up to 53 feet in length. Once mounted, the chassis and container are the functional equivalent of a trailer. When mounted on a chassis, the container may be trucked either to its final destination or to a railroad terminal for loading onto a rail car. Similarly, a container shipped by rail may be transferred to a chassis to travel over-the-road to its final destination. As the use of containers has become a predominant factor in the intermodal movement of cargo, the chassis has become a prerequisite for the movement of containers over land. A chassis seldom travels permanently with a single container, but instead serves as a transport vehicle for containers that are loaded or unloaded at ports or railroad terminals. Because of differing international road regulations and non-uniformity of international standards for chassis, chassis used in North America are seldom used in other countries.

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

In recent years, domestic railroads and trucking lines located in North America have begun actively marketing intermodal services for the domestic transportation of freight. We believe that this trend should serve to accelerate the growth of intermodal transportation resulting in increased chassis and container demand. In addition, due to the increased volume of cargo movement in and out of railroad terminals, the railroads are reconfiguring the patterns of container and chassis activity on the terminals. In a growing number of locations they are requiring empty containers to be moved off of the terminal, a process that requires additional chassis to service the additional container movements. Railroads are also increasing the use of chassis pools operated by leasing companies to aid efficiency.

From 2004 to 2005 worldwide container traffic at the world’s major ports increased by approximately 9.0% according to Containerisation International Yearbook 2007.

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

The Leasing Market

Leasing companies own a significant portion of North America’s chassis and of the world’s container fleet and we believe the balance is owned predominantly by shipping lines and railroads. Leasing companies have maintained this market position because container shipping lines and railroads receive both financial and operational benefits by leasing a portion of their equipment. The principal benefits of leasing are the following:

•	To provide shipping lines and railroads with an alternative source of financing in a traditionally capital-intensive industry;

•	To enable shipping lines and railroads to expand their routes and market shares at a relatively inexpensive cost without making a permanent commitment to support their new structure;

•	To enable shipping lines and railroads to benefit from leasing companies' relationships with equipment manufacturers;

•	To enable shipping lines and railroads to accommodate seasonal use and/or geographic concentration, thereby limiting their capital investment and storage costs;

•	To enable shipping lines and railroads to maintain an optimal mix of equipment types in their fleets;

•	To enable railroads and terminal facilities to operate more efficiently by the use of pools of equipment at selected locations for daily rental; and

•	To enable shipping lines and trucking companies to have immediate access to a supply of chassis through daily rental from pools of equipment at selected locations.

Because of these benefits, container shipping lines and railroads generally obtain a significant portion of their container and chassis fleets from leasing companies, either on short-term or long-term leases. Short-term leases provide considerable operational flexibility in allowing a customer to pick up and drop off equipment at various locations at any time. However, customers pay for this flexibility in the form of substantially higher lease rates for short-term leases and drop-off charges for the privilege of returning equipment to certain locations. Many short-term leases are “master leases,” under which a customer reserves the right to lease a certain number of containers or chassis as needed under a general agreement between the lessor and the lessee. Long-term leases provide the lessee with advantageous pricing structures, and can contain an early termination provision allowing the lessee to return equipment prior to expiration of the lease upon payment of an early termination fee or a retroactive increase in lease payments.

Business Strategy

Our objective is to continue to expand on our market position as a leading long-term lessor of intermodal transportation equipment. To achieve this objective, we intend to continue to:

•	Focus on our core business of North American chassis and international marine container leasing. Our strong market positions in the chassis and container leasing businesses provide us with economies of scale that benefit our customers. Our container equipment and operations are located worldwide to meet our international customers’ needs in a timely manner. Our chassis equipment and related operations are located throughout North America. In addition, we are able to focus our management and financial resources to compete effectively for equipment leasing requirements of all quantities.

•	Concentrate on long-term leasing (operating leases and direct financing leases) to achieve high utilization rates and to minimize the impact of economic cycles on earnings. We concentrate on long-term leases in order to minimize the impact of economic cycles on our equipment leasing revenues and to achieve high utilization and more stable and predictable earnings. The lower rate of turnover provided by long-term leases enables us to concentrate on the expansion of our asset base through the purchase and lease of new equipment, rather than on the repeated re-marketing of our existing fleet.

•	Make strategic acquisitions of complementary businesses as well as strategic acquisitions or dispositions of asset portfolios on an opportunistic and financially disciplined basis. We have acquired, and may continue to acquire, equipment portfolios from time to time when attractive opportunities arise to expand the fleet. At the same time, we consider opportunities to sell assets on favorable terms. We intend to continue to review both acquisition and disposition opportunities whenever asset prices and market conditions are favorable.

•	Manage containers for third party investors under existing agreements. We may also consider growing our managed container fleet when attractive opportunities become available.

•	Work with port terminals and railroads to offer attractive chassis pool management services and availability of equipment in our chassis pool fleet. We intend to continue to offer management services through “PoolStat”® which will forge both short-term and long-term opportunities. The supply of chassis and management services involve both international chassis (20 foot, 40 foot, and 45 foot) and domestic chassis (48 foot and 53 foot) in their respective markets.

•	Acquire assets at the lowest possible cost through volume purchases and joint venture arrangements with manufacturers. In the last several years, China has emerged as the primary supplier of chassis for the U.S. market. We believe our position as a significant purchaser of Chinese produced chassis, as well as our 50% ownership in a limited liability company formed with a foreign chassis manufacturer, allows us the opportunity to create preferential pricing programs with all major foreign chassis suppliers.

•	Re-lease of equipment when returned by lessees. When long-term leases reach their expiration date, we make every effort to extend the lease with the customer that originally leased the equipment, or we may offer a lease term extension with a purchase option, resulting in the lease becoming a direct financing lease. In addition, we may lease the equipment to another customer for an extended term or we may make containers available to CAI or other third parties for management in the short-term marketplace.

•	Sell used equipment. At the end of the economic life of an owned or managed container, it will be sold in the second hand marketplace for use in less developed trades or in the non-maritime sector for storage purposes. We maintain relationships with wholesalers, depot operators, mini storage operators, construction companies and others that are in the market to purchase used containers. We typically do not sell used chassis because a chassis usually can be re-manufactured to give it essentially a new useful life.

Operations

We offer our customers both operating leases and direct financing leases to satisfy customer preference and demand. In most cases, a direct financing lease provides the customer the opportunity to acquire ownership of the equipment.

Operating Leases. Lease rentals are typically calculated on a per diem basis, regardless of the term of the lease. Our leases generally provide for monthly billing and require payment by the lessee within 60 days after presentation of an invoice. Generally, the lessee is responsible for payment of all taxes and other charges arising out of use of the equipment and must carry specified amounts of insurance to cover physical damage to and loss of equipment, as well as bodily injury and property damage to third parties. In addition, our leases usually require lessees to repair any damage to the chassis and containers, other than normal wear and tear. Lessees are also required to indemnify the owner of the equipment against our losses arising from accidents and other occurrences involving the leased equipment. Our leases generally provide for lessees to pay handling charges. All of our operating leases, both short-term and long-term, generally set forth a list of locations where lessees may return equipment, along with any monthly quantity return limits.

Long-term leases provide the lessee with advantageous pricing structures, and can contain an early termination provision allowing the lessee to return equipment prior to expiration of the lease upon payment of an early termination fee or a retroactively applied increase in lease payments. We experience minimal early returns of our equipment under our long-term leases, primarily because of the penalties involved. Additionally, customers may bear substantial costs related to repositioning and repair upon return of the equipment.

Frequently, a lessee will desire to retain long-term leased equipment well beyond the initial lease term. In these cases, long-term leases will be renewed at the then-prevailing market rate, for one to five-year periods or as a direct financing lease.

Direct Financing Leases. In addition to providing our customers with operating leases, we also offer them the option of direct financing leases. These leases generally provide that, after a stated lease term, the lessee has the option to purchase the equipment, typically for amounts below the estimated fair market value of the equipment at the time the purchase option will become exercisable. Under the terms of these leases, the substantive risks and rewards of equipment ownership are passed to the lessee. The lease payments are segregated into principal and interest components similar to a loan. The interest component, calculated using the effective interest method over the term of the lease, is recognized by us as equipment leasing revenue. The principal component of the lease payment is reflected as a reduction to the net investment in the direct financing lease.

Marketing and Customers. We lease our chassis and containers to over 500 shipping and transportation companies throughout the world, including nearly all of the world’s 25 largest international container-shipping lines and major North American railroads. The customers for our chassis include a large number of North American lessees, many of which are subsidiaries or branches of international shipping lines to which we also lease containers. With a network of offices and agents covering major ports in North America, Europe and the Far East, we have been able to supply containers in nearly all locations requested by our customers. In 2006, our top 25 customers represented approximately 79% of our consolidated net billing, with no single customer accounting for more than 7.8%.

Chassis Pools. Chassis for international containers have been leased in pooled arrangements at marine ports since the mid 1980‘s and at rail ramps since the late 1990‘s. In the last year, we have also begun to provide chassis for domestic containers in pooled arrangements at major railroads. Chassis pools are locations where a lessor provides a group of chassis in a single port or railroad terminal location to be rented on a daily basis. A customer who signs our pool agreement and has appropriate credit strength is allowed to rent any chassis in the pool at any time. The industry term for this type of chassis pool is called a “neutral” pool, because the chassis are provided by a neutral third party rather than the shipping lines themselves. A shipping line notifies a trucker to pick up a chassis from the pool and then proceed to pick up the designated container for movement. The chassis is returned by the trucker to the pool when the move is complete. The shipping line or other customer pays only for the number of days it uses the chassis. Pool rental rates are higher than other lease rates because the customer pays only when the chassis is in use (and we may experience some idle, unpaid period between uses of the chassis) and because the customer generally does not pay for any maintenance and repair—the costs being also bundled into the overall chassis pool rate.

Chassis Management Services. Our chassis customers are turning to outside service companies to help them manage chassis that they own and lease. We offer management services under the trademarked name “PoolStat”®. “PoolStat”® aggregates chassis activity data from over 500 locations around the country and reports on this activity, processing more than 3.1 million transactions monthly. Customers contract with us to track their chassis nationally and determine usage patterns, ongoing requirements, and overall fleet efficiencies. Reports are provided using a “PoolStat”® proprietary Internet-based report generator. “PoolStat”® services also include the use of field staff under contract where field management of chassis operations is involved.

A major chassis management service requested by our customers is assistance in the formation and running of “cooperative” chassis pools. Cooperative chassis pools consist of chassis contributed for common use by the shipping lines (or alliances or associations comprised of a group of shipping lines) to be pooled at marine terminals and railroad depots. These chassis pools are different from the “neutral” chassis pools in that the shipping lines themselves supply the chassis for their own shared usage rather than us supplying the chassis to the pool users on a rental basis. Typically, however, the chassis contributed by the shipping lines to a cooperative chassis pool are either owned by the shipping lines or leased from chassis leasing companies. Our “PoolStat”® software compiles data from each location and reports on levels of chassis contribution as compared to the levels of chassis usage by each shipping line in the cooperative pool. Each participating line is required to supply a fair share of equipment relative to its usage. The management services we provide for cooperative chassis pools often involves field staff assisting in the repositioning of chassis as well as overseeing the maintenance and repair process. Benefits to the participants in this program include:

•	More efficient use of chassis leading to lower overall inventory requirements at each location;

•	Decreased maintenance, repair and other operating expenses;

•	Improved equipment control capabilities;

•	Reduced customer administrative time and expense of managing a chassis fleet; and

•	The ability to participate in cooperative pool net revenues

By providing the “PoolStat”® service, we are able to forge closer relationships with our customers for both short-term and long-term leasing opportunities. There are now approximately 287,000 chassis covered by various Trac Lease, Inc. (“Trac Lease”)/ “PoolStat”® management contracts and we are continuing to seek opportunities to increase its level of business. We believe that Trac Lease is the leading provider of chassis management services in North America.

Depots. We operate in all major containerized transportation markets in North America and throughout the world. Depots are facilities owned by third parties at which containers, chassis and other items of transportation equipment are stored, maintained and repaired. For containers, we utilize independent agents/depots to handle and inspect equipment delivered to, or returned by lessees, as well as to store containers that are not leased and to perform maintenance and repairs. Some agents are paid a fixed monthly retainer to defray recurring operating expenses and some are paid a minimum level of commission income. In addition, we generally reimburse our agents for incidental expenses. For chassis, we have our own field staff which oversees the functions performed by depots.

Logistic Support. Our North American network of offices and relationships and our industry experience enables us to provide logistic services in order to facilitate the movement of chassis to meet our customers’ needs.

Repositioning and Other Operating Expenses. If lessees return a large number of units to a location with a larger supply than demand, the owner of equipment may incur expenses in repositioning the equipment to a more favorable location. In addition, there are other operating expenses associated with the chassis and containers, such as costs of maintenance and repairs not required to be made by lessees, agent fees, depot expenses for handling, inspection and storage, and insurance coverage in excess of that maintained by the lessee.

Maintenance, Repairs and Refurbishment. As chassis and containers age, the need for maintenance increases. Our customers are generally responsible for maintenance and repairs of equipment other than normal wear and tear. For containers, when normal wear and tear or other damage is extensive, the container is usually sold or scrapped since major repairs are typically not cost effective. For older chassis, refurbishing and remanufacturing involve substantial cost, but remanufacture or refurbishment costs are substantially less than the cost of purchasing a new chassis. Therefore, chassis are typically repaired or remanufactured and are not sold.

Redeployment and Disposition of Containers. Pursuant to our management agreement with CAI, owned and managed containers, including those that have come off long-term lease and have been designated for short-term leasing, may, under certain circumstances, be tendered to CAI for management as part of CAI’s fleet. Under this management agreement, CAI seeks to redeploy the containers as part of its leased fleet and pays to us the revenues earned by this equipment, net of any operating expenses, bad debts and the management fee earned by CAI. Containers made available for short-term leasing under our agreements with CAI are reported by us as fully utilized. Containers that were previously leased are also sold to shipping or transportation companies for continued use in the intermodal transportation industry or to secondary market buyers, such as wholesalers, depot operators, mini storage operators, construction companies and others, for use as storage sheds and similar structures. The decision to sell depends on the equipment’s condition, remaining useful life and suitability for continued leasing or for other uses, as well as prevailing local market resale prices and an assessment of the economic benefits of repairing and continuing to lease the equipment compared to the benefits of selling.

The selling price of a container will depend upon, among other factors, its mechanical or economic obsolescence, its physical condition and its location. While there have been no major technological advances in the history of containerization that have made active equipment obsolete, several changes in standards have decreased the demand for older equipment, such as the increase in the standard height of containers from 8 feet to 8½ feet in the early 1970‘s and for 20 foot long containers, an increase in the gross weight rating to 30 tons from 24 tons. In addition, 40 foot long containers are manufactured to a standard height of 8½ feet as well as to a height of 9½ feet (also referred to as “high cube”). While containers of both heights continue to be manufactured, 40 foot long high cube containers have become more popular in recent years.

Sources of Supply. Over 90% of the world’s container production occurs in China. Historically, most chassis used in North America have been manufactured in North America; however, China began producing ISO standard chassis for the U.S. market in 2003 and in 2006 accounted for approximately 60% of new chassis placed in service.

When manufacturing is complete, new chassis and containers are inspected to ensure that they conform to applicable standards of the International Standards Organization and other international self-regulatory bodies, as well as to our internal standards.

Credit Process

We maintain detailed customer credit records. Our credit policy sets different maximum exposure limits for each customer. Credit criteria may include, but are not limited to financial strength, customer trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, operational history and payment history with us.

We seek to reduce credit risk by maintaining insurance coverage against customer insolvency and related equipment losses. We maintain contingent physical damage, recovery and loss of revenue insurance, which provides coverage upon the occurrence of a customer’s insolvency, bankruptcy or default giving rise to our demand for return of all of our equipment. The policy covers the cost of recovering our equipment from the customer, including repositioning cost, damage to the equipment and the value of equipment which could not be located or was uneconomical to recover. It also covers a portion of the equipment leasing revenues that we might lose as a result of the customer’s default (i.e., up to 180 days of lease payments following an occurrence under the policy). Our current policy, which commenced April 30, 2006, and expires April 30, 2007, includes coverage of $18.0 million per occurrence with a $2.0 million deductible, per occurrence. There can be no assurance that this or similar coverage will be available in the future or that such insurance will cover the entirety of any loss.

We also maintain credit insurance which provides additional coverage upon the occurrence of a customer’s insolvency, bankruptcy or default giving rise to our demand for return of all our equipment. The policy covers a portion of the equipment leasing revenues we might lose as a result of the customer’s default (i.e., up to 90 days of lease payments that accrue prior to an occurrence under the policy). Our current policy includes coverage of $10.0 million with a $0.15 million deductible per year, in the aggregate with individual limits by customer as set forth in the policy. The policy has a two-year term which currently expires on January 31, 2009. There can be no assurance that this or similar coverage will be available in the future or that such insurance will cover the entirety of any loss.

These insurance policies provide coverage for both the equipment owned by us and the equipment we manage for third party investors. We are reimbursed for the premiums related to the portion of the coverage related to the managed equipment. Any losses related to managed equipment in excess of the amounts due from the insurance coverage are the responsibility of the third party investor.

Competition

There are many companies that own and manage intermodal transportation equipment with which we compete. Some of our competitors have greater financial resources than we do, or are affiliates of much larger companies. Historically, there has been consolidation in the container leasing business resulting from several acquisitions. During the past few years, several chassis lessors have sold their fleets. Accordingly, since late 2004 there has been only one other major chassis lessor, although a third smaller competitor entered the chassis leasing business in 2005.

In addition, the containerized shipping industry, which we service, competes with providers of alternative methods of transporting goods, such as non-containerized services by air, truck and rail. We believe that in most instances these alternative methods are not as cost-effective as the shipping of containerized cargo.

Because rental rates for chassis and containers are not subject to regulation by any government authority but are determined principally by the demand for and supply of equipment in each geographical area, price is one of the principal methods by which we compete. In times of low demand and excess supply, leasing companies tend to grant price concessions, such as free days or pick-up credits, in order to keep their equipment on lease and to avoid incurring storage costs. We attempt to design lease packages tailored to the requirements of individual customers and consider our long-term relationships with customers to be important to our ability to compete effectively. We also compete on the basis of our ability to deliver equipment in a timely manner in accordance with customer requirements.

Sale of Equity Interest in CAI and Continuing Relationship

On October 1, 2006, we sold to CAI all shares of CAI’s common stock owned by us, which shares had represented a 50% common equity interest in CAI, for total consideration of $77.5 million, consisting of a $40.0 million cash payment and the issuance to us by CAI of a convertible subordinated secured promissory note in the principal amount of $37.5 million. For further information regarding this promissory note see Note 7 to the Consolidated Financial Statements. Concurrently with this transaction, a subordinated note from CAI issued to us in 1998, the outstanding principal amount of which was $3.0 million, was repaid together with accrued interest. We originally acquired our equity interest in CAI in 1998 for a purchase price of $12.5 million.

Concurrently with the above transaction, we and CAI entered into a new non-exclusive long-term Management Agreement pursuant to which we will have the option, subject to certain conditions, to use CAI as manager for shipping containers in our fleet in return for payment of a management fee to CAI. Our right to tender containers to CAI for management is subject to the equipment meeting certain age, physical condition and other eligibility criteria. Under this new Management Agreement, we continue to have the right to sell groups of containers to investors and to use CAI as submanager of such containers on the same terms. For additional information regarding the sale of our equity interest in CAI, see Note 7 to the Consolidated Financial Statements.

Other Business Operations

On occasion, we have entered into joint ventures with shipping lines and other third parties, primarily for the purpose of funding the construction of facilities in Asia to manufacture chassis and other equipment. In general, we have agreed to make a specified financial contribution of capital to these joint ventures in return for a minority equity interest and the right to representation on the entity’s board of directors. It is anticipated that we would be a major purchaser of equipment manufactured by these joint ventures. Through December 31, 2006, our equity commitments to such joint ventures have totaled $4.4 million. In certain cases, we have agreed to provide technical information and assistance in setting up the production lines and providing certain specified services in connection with the marketing of the equipment produced by the factories. We view our participation in these joint ventures as advantageous because they provide us with a stable source of equipment for lease to customers.

Employees

As of December 31, 2006, we had 285 employees, 260 of whom were based in the United States. None of our employees are covered by a collective bargaining agreement. We believe our employee relations are good.

Website Access

Our website address is www.interpool.com. You may obtain free electronic copies of our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports under the heading “Financial Information.” These reports are available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission (the “SEC”). You can also go to our website to obtain copies of our corporate governance guidelines, Code of Business Conduct and Ethics and charters for our Audit, Compensation and Corporate Governance Committees. Copies of all of these documents can also be obtained, free of charge, upon written request to the Secretary, Interpool, Inc., 211 College Road East, Princeton, NJ 08540.

ITEM 1A.	RISK FACTORS

Investors in Interpool, Inc. should consider the following risk factors as well as the other information contained herein.

We are subject to the cyclicality and uncertainties of world trade which may impair demand for our chassis and containers.

The demand for our chassis and containers primarily depends upon levels of world trade of finished goods and component parts. Recessionary business cycles, political conditions, the status of trade agreements and international conflicts may have an impact on our operating results. The demand for leased chassis also depends upon United States economic conditions and volumes of exports to the United States which are likely to be adversely affected if the value of the United States dollar declines. When the volume of world trade decreases, our business of leasing chassis and containers may be adversely affected as the demand for chassis and containers is reduced. A substantial decline in world trade may also adversely affect our customers, leading to possible defaults and the return of equipment prior to the end of a lease term.

We operate in a highly competitive industry, which may adversely affect our results of operations or ability to expand our business.

The transportation equipment leasing industry is highly competitive. We compete with many domestic and foreign leasing companies, as well as container and chassis manufacturers, banks offering financing leases and promoters of equipment ownership and leasing as an investment in the United States and abroad. Some of these competitors have greater financial resources and access to capital than we do. From time to time, the industry may have large under-utilized inventories of chassis and containers, which could lead to significant downward pressure on pricing and margins. In addition, if the available supply of intermodal transportation equipment were to increase significantly as a result of, among other factors, new companies entering the business of leasing and selling intermodal transportation equipment, our competitive position could be adversely affected. New entrants attracted by the projected high rate of containerized trade growth, together with the already highly competitive nature of our business, could put significant downward pressure on lease rates and margins and adversely affect our ability to achieve our growth plans. The expansion of such competition has, at times, led to overproduction of new containers and overbuying by shipping lines and leasing competitors and could continue to impact lease rates and utilization in the future. Certain of our leasing industry competitors have shifted their strategies toward an increase in long-term leasing and direct financing leases of shipping containers which has also added to competitive pressures.

Potential customers may decide to buy rather than lease chassis and containers.

We, like other suppliers of leased chassis and containers, are dependent upon decisions by shipping lines and other transportation companies to lease rather than buy their equipment. Major shipping lines could elect to buy their own equipment, construct their own facilities to manufacture containers or chassis, or make investments in such facilities. In addition, our ability to achieve our strategy of expanding our business in response to customer demand for long-term leasing and direct financing leasing would be adversely affected if our customers shifted to more short-term leasing. Most of the factors affecting the decisions of our customers are outside our control. Operating costs such as storage and repair and maintenance costs and potential repositioning cost also increase as utilization decreases.

Pending governmental investigations may adversely affect us.

Following our announcement in July 2003 that our Audit Committee had commissioned an internal investigation by special counsel into our accounting, we were notified that the SEC had opened an informal investigation of us. As we anticipated, this investigation was converted to a formal investigation later in 2003. We have fully cooperated with this investigation. During 2003 and 2004, the New York office of the SEC received a copy of the written report of the internal investigation and received documents and information from us, our Audit Committee and certain other parties pursuant to SEC subpoenas. During late 2003, we were also advised that the United States Attorney’s office for the District of New Jersey received a copy of the written report of the internal investigation by our Audit Committee’s Special Counsel and opened an investigation focusing on certain matters described in the report. We were neither a subject nor a target of the investigation by the U.S. Attorney’s office. We have not had any communications with either the SEC or the U.S. Attorney’s office relating to their respective investigations since 2004 and we do not have any information regarding the current status of either of these investigations. Therefore, we cannot predict the final outcome of either of these investigations and cannot be assured that they may not result in the taking of some action that may be adverse to us.

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

Potential acts of terrorism or hostilities may affect the ports and depots at which we and our customers operate as well as our other facilities or those of our customers and suppliers. In addition, any such incident or similar act of violence could lead to a disruption to the worldwide ports system and flow of goods or contribute to economic instability in other respects. To the extent any such event were to result directly or indirectly in a reduction in the level of international trade and reduced demand for transportation equipment, our business would be adversely affected. In addition, if one of our owned or managed containers were to be involved in a terrorist attack, our customer agreements and insurance policies might not be adequate to fully protect us and the third party equipment owners from any liability. We also may be subject to domestic or international regulations designed to prevent the use of containers for international terrorism or other illegal activities. As such regulations develop and change, we may incur increased compliance or related competitive costs affecting existing inventories or future containers that are acquired which could have a material adverse effect on our financial condition and results of operations.

Environmental liability may adversely affect our business and financial situation.

Like other companies, we are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those regulating the use and disposal of hazardous substances. We and the third party equipment owners could incur substantial costs, including cleanup costs, fines and third-party claims for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations in connection with our current or historical operations. Under some environmental laws in the United States and certain other countries, the owner of a leased container may be liable for environmental damage, cleanup or other costs in the event of a spill or discharge of material from a container without regard to the owner’s fault. While we maintain insurance and require lessees to indemnify against certain losses, such insurance and indemnities may not cover or be sufficient to protect us and our third party equipment owners against losses arising from environmental damage.

Defaults by our customers could adversely affect our business by decreasing revenues and increasing storage, collection and recovery expenses.

We are dependent upon our lessees continuing to make lease payments for our equipment. A default by a lessee may cause us and our third party equipment owners to lose revenues for past services and incur expenses for storage, collection and recovery. Repossession from defaulting lessees may be difficult and more expensive in jurisdictions whose laws do not confer the same security interests and rights to creditors and lessors as those in the United States and in jurisdictions where recovery of equipment from the defaulting lessees is more cumbersome.

If a lessee defaults, we may be unable to re-lease recovered equipment for comparable rates or terms.

Changes in market price, availability or transportation costs of equipment manufactured in China could adversely affect our ability to maintain our supply of containers.

Changes in the political, economic or financial condition of China, which would increase the market price, availability or transportation costs of containers or chassis, could adversely affect our ability to maintain our supply of equipment. China is currently the largest container producing nation in the world and a significant supplier of chassis. We currently purchase the vast majority of our containers and a majority of our chassis from manufacturers in China. In the event that it were to become more expensive for us to procure containers and chassis in China or to transport these containers or chassis at a low cost from China to the locations where they are needed, because of a shift in United States trade policy toward China, increased tariffs imposed by the United States or other governments, a significant downturn in the political, economic or financial condition of China, or for any other reason, we would have to seek alternative sources of supply. We may not be able to make alternative arrangements quickly enough to meet our equipment needs, and the alternative arrangements may increase our costs.

Proposed Federal roadability rules and regulations for intermodal equipment providers may impose additional obligations and costs on us.

The Federal Motor Carrier Safety Administration (“FMCSA”) of the United States Department of Transportation (“USDOT”) has proposed regulations for entities offering intermodal chassis to motor carriers for transportation of intermodal containers in interstate commerce (“Roadability Regulations”). Pursuant to authority delegated by the Safe, Accountable, Flexible, Efficient Transportation Act (“SAFETEA”) [49 U.S.C. 31151], this rulemaking, if adopted in its currently proposed form, would require each intermodal equipment provider (“IEP”) to register and file certain reports with the FMCSA, display a USDOT number on each chassis offered for interstate commerce, establish a systematic chassis inspection, repair and maintenance program (to the extent it did not already have one), maintain documentation with regard to such program and provide means for drivers and motor carriers to report on chassis deficiencies and defects. The FMCSA is also proposing additional inspection requirements for motor carriers and drivers operating intermodal equipment, including chassis. The proposed rulemaking would establish sanctions for chassis that fail to comply with the applicable Federal safety regulations. The FMCSA has requested the public to comment on the proposed rulemaking by March 21, 2007. As neither the comments nor the FMSCA reaction to them is known at this time, we are unable to predict when or whether any new rules and regulations will be implemented by the FMCSA, the final form of any such rules and regulations, their ultimate scope, whether and to what extent any material new obligations will be imposed on IEPs or whether and to what extent we will even be considered to be an IEP with respect to some or all of our chassis fleet. While we believe our current chassis safety practices and procedures are suitable and sound, at this stage we cannot predict whether we will incur additional substantive or reporting obligations as a result of any such new rules and regulations as may be adopted or whether and to what extent we will incur additional costs if any such rules and regulations are implemented.

We are controlled by a limited number of stockholders; this concentrated ownership could discourage acquisition bids for us that are not supported by our majority stockholders or limit the price investors will be willing to pay in the future for shares of our common stock.

As of March 1, 2007, approximately 62.7% of our common stock is beneficially owned, directly or indirectly, in the aggregate by Martin Tuchman, Warren L. Serenbetz, Jr., Raoul J. Witteveen and Arthur L. Burns, together with certain members of their immediate families and certain related entities. Each of Messrs. Tuchman, Serenbetz and Burns is a member of our Board of Directors and Mr. Tuchman and Mr. Burns are executive officers. Mr. Witteveen is a former director and executive officer. These individuals, either directly or indirectly, have the ability to elect all of the members of our Board of Directors and to control the outcome of all matters submitted to a vote of our stockholders. Our concentrated ownership may discourage acquisition bids for us that are not supported by our majority stockholders. This concentration of ownership could limit the price that investors might be willing to pay in the future for shares of our common stock.

Our Chairman and Chief Executive Officer, on behalf of himself and certain other parties, has proposed the acquisition of all of our publicly traded common stock at $24.00 per share. There can be no assurance that the proposed transaction will proceed. If this transaction were to proceed and be consummated on the terms proposed, our public stockholders will not have any further opportunity to realize benefits of the ownership of our common stock.

On January 16, 2007, our Board of Directors received a letter from Martin Tuchman, our Chairman and Chief Executive Officer, supported by other significant stockholders of ours and an investment fund affiliated with Fortis Merchant Banking, proposing an acquisition of all of our outstanding common stock (other than a portion of the shares held by Mr. Tuchman and the other supporting stockholders) for $24.00 per share in cash. Mr. Tuchman and the other stockholders supporting his letter to our Board, together with their families and investment affiliates, presently beneficially own more than 50% of our 29.3 million shares of common stock currently outstanding. Mr. Tuchman’s proposal letter contemplated that Mr. Tuchman and the other stockholders supporting the proposal would reinvest approximately 6.2 million of their currently held shares in the proposed transaction and sell the balance of their holdings (approximately 12.3 million shares) at the same $24.00 per share price in cash as our non-affiliated public stockholders would receive for their 10.8 million shares currently outstanding.

Our Board of Directors formed a Special Committee of independent directors to review and evaluate the proposal set forth in Mr. Tuchman’s letter, consistent with its fiduciary duties. The Special Committee has engaged independent legal counsel and an independent financial advisor to assist it with its work. The Special Committee, working with its advisors, is proceeding to evaluate the proposal and alternatives available to us to determine whether or not the proposal is in the best interests of our public stockholders. The Special Committee has instructed its financial advisor and our financial advisor to contact potentially interested parties. To date, no decisions have been made by the Special Committee or the Board of Directors with respect to any response to the proposal.  There can be no assurance that any definitive offer will be made, that any agreement will be executed or that this or any other transaction will be approved or consummated.

In the event that the transaction proposed by Mr. Tuchman were to proceed and were to be consummated on the terms that have been proposed, it would constitute a “going private” transaction. If the transaction were consummated, we would become a private company whose common stock would no longer be publicly traded, and we may no longer be subject to the periodic reporting requirements of the Securities Exchange Act of 1934. If this were to occur, our current public stockholders would be selling their shares for $24.00 per share and would no longer have the opportunity to benefit from any future appreciation in the value of our stock and would no longer receive cash dividends or any other benefits of ownership of our common stock.

If the proposed transaction does not proceed, stockholders may not have as beneficial an opportunity to sell their shares, and the additional costs incurred in negotiating the transaction may not produce any benefit.

If the acquisition transaction proposed by Mr. Tuchman does not proceed, or proceeds on less favorable terms than those proposed, we may not have other alternative transactions available to us or our stockholders that are as beneficial as the transaction that has been proposed. In addition, we are currently expending significant management attention and resources in connection with the potential transaction proposed by Mr. Tuchman, which may be of little or no value if an agreement cannot be consummated.

So long as the proposed acquisition transaction is pending, our debt ratings are likely to be adversely affected, thereby increasing our borrowing costs.

Following our announcement in January 2007 that Mr. Tuchman, supported by other significant stockholders of ours, and an investment fund affiliated with Fortis Merchant Banking, had made an offer to acquire all of our outstanding common stock (other than a portion of the shares held by Mr. Tuchman and the other supporting stockholders) for $24.00 per share in cash, the outlook for our credit ratings was changed by Standard & Poor’s Ratings Services, Moody’s Investors Service, and Fitch Ratings. All three rating agencies cited the possibility that the proposed transaction would result in an increase in our financial leverage. Standard & Poor’s placed us on credit watch with negative implications, Moody’s placed us on review for possible downgrade, and Fitch placed us on rating watch negative. So long as the proposed acquisition transaction remains pending, these determinations by the rating agencies are likely to continue in effect, and could potentially increase our financing costs.

We are subject to stockholder litigation relating to the potential acquisition proposed by Mr. Tuchman, which could adversely affect us and our ability to consummate the transaction if the Special Committee of our Board of Directors determines to proceed with the proposed transaction.

In January 2007, two purported class actions were filed against us and certain of our directors, along with Fortis Merchant Banking, in the Delaware Court of Chancery (the “Pomeranz Action”) and the Superior Court of New Jersey (the “Lipsky Action”). In February 2007, a third purported class action was filed, also in the Delaware Court of Chancery (the “Martinez Action”), which also names us, our directors, and Fortis Merchant Banking as defendants and which names as additional defendants various shareholders alleged to support the potential transaction proposed by Mr. Tuchman in his letter to our Board of Directors dated January 16, 2007, pursuant to which the shares owned by our public stockholders, and a portion of the shares owned by Mr. Tuchman and the other stockholders supporting his proposal, are proposed to be purchased. The complaints in the Pomeranz Action and the Lipsky Action allege breaches of fiduciary duty and conflicts of interest on the part of our directors, among other things, in connection with the potential transaction proposed by Mr. Tuchman and the events preceding that proposal. The actions seek declaratory, injunctive, and other relief preventing consummation of the potential transaction proposed in Mr. Tuchman’s January 16, 2007 letter, together with an award of attorneys’ fees and litigation expenses. The complaint in the Martinez Action contains allegations that essentially overlap those in the Pomeranz and Lipsky Actions, but also alleges actual and/or anticipatory breaches by us and by Mr. Tuchman of a 2004 letter agreement in which Mr. Tuchman agreed not to sell or voluntarily transfer shares of our common stock unless our other shareholders are “concurrently offered the opportunity to sell or otherwise transfer a comparable percentage of the shares beneficially owned by them for the same consideration.” The complaint alleges that the proposal set forth in Mr. Tuchman’s January 16, 2007 letter would violate the 2004 letter agreement, in that our other shareholders were not offered the same opportunity to sell shares and invest in the private company that would be formed to acquire us. The complaint in the Martinez Action further alleges that various corporate transactions entered into by us in late 2005 and 2006 were designed to facilitate the transaction proposed by Mr. Tuchman in his January 16, 2007 letter, including the purchase by us of approximately 1.5 million shares of stock from Mr. Tuchman in November 2006, in accordance with our 1993 Stock Option Plan, as payment of the exercise price of Mr. Tuchman’s stock options, and as a result of which Mr. Tuchman received approximately 2.2 million shares. The Martinez Action seeks injunctive relief enjoining the transaction proposed in the January 16 Letter as well as rescission of our purchase of Mr. Tuchman’s shares that were tendered in connection with his November 2006 option exercise, as well as an award of an unspecified amount as damages.

We have informed our insurance carrier of these actions and have retained outside counsel to assist in our defense. We intend to vigorously defend against this litigation. However, it is not possible at this time to predict the outcome of this litigation. Any adverse outcome could adversely affect the potential transaction proposed by Mr. Tuchman. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the consolidated financial statements with respect to this contingent liability.

We have relationships with and have entered into transactions with members of our management and affiliated entities that may involve inherent conflicts of interest.

Various relationships exist and various transactions have been entered into between or among us, on the one hand, and members of our management and affiliated entities, on the other hand. Some of these relationships and transactions may involve inherent conflicts of interest. See Note 10 to the Consolidated Financial Statements for more information.

We are dependent on the knowledge and experience of members of our senior management; loss of these members could adversely affect our ability to formulate and achieve our strategy and pursue new business initiatives.

Our growth and continued profitability are dependent upon, among other factors, the abilities, experience and continued service of certain members of our senior management, including Martin Tuchman, our Chairman and Chief Executive Officer. Mr. Tuchman holds, either directly or indirectly, a substantial equity interest in Interpool, Inc. (approximately 26% at March 1, 2007) and is also one of our directors. Additionally, other members of our senior management possess knowledge of, and extensive experience in, the intermodal transportation industry. We rely on this knowledge and experience in our strategic planning and in our day-to-day business operations. If one or more members of our senior management were to resign or otherwise be unavailable to serve us, the loss could adversely affect our ability to formulate and achieve our strategy and pursue new business initiatives. In addition, we do not currently have employment agreements with all of our executive officers.

The volatility of the residual value of chassis and containers upon expiration of their leases could adversely affect our operating results.

Although our operating results and those of our third party equipment owners primarily depend upon equipment leasing, profitability is also affected by the residual values (either for sale or re-leasing) of the chassis and containers upon expiration of their leases. These values, which can vary substantially, depend upon, among other factors,

•	The maintenance standards observed by lessees;

•	Expenses associated with off-hire, storage, repair, repositioning and re-marketing of returned equipment;

•	Our ability to negotiate lease extensions and remarket equipment profitably, which can be substantially impacted by the timing and volume of off-hired equipment;

•	The current cost of comparable new equipment;

•	Changes in lessees' requirements;

•	The availability of used equipment;

•	Rates of inflation;

•	Prevailing market conditions, including used equipment prices at the locations of equipment returns;

•	The cost to remanufacture chassis;

•	The costs of materials and labor; and

•	The obsolescence of certain types of equipment in our fleet.

Most of these factors are outside of our control. Operating leases are subject to greater residual risk than direct financing leases.

A recharacterization of our repatriation plan by the IRS could increase our tax liability.

On December 27, 2005, our wholly-owned Barbados subsidiary, Interpool Limited, made a distribution to us of approximately $305.0 million (the “Distribution”), as part of a plan approved by Interpool, Inc.‘s Board of Directors to repatriate accumulated and current earnings and profits of Interpool Limited which previously had been considered permanently reinvested outside the United States. Pursuant to the American Jobs Creation Act of 2004 (the “AJCA”), the Distribution was subject to U.S. federal tax at a reduced rate of approximately 5.25%.

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

We received a tax opinion from outside tax counsel which concluded, based on certain assumptions and representations (including representations regarding the reinvestment of proceeds of the Distribution), that the Distribution should qualify for the special 5.25% federal tax rate as provided for in the AJCA. In addition, we received a second tax opinion from another law firm confirming their agreement with the overall conclusions reached in the original opinion. We expect to continue to fully recognize the tax benefits associated with this tax position pursuant to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. In the event the IRS took a contrary view, and successfully challenged our tax positions pertaining to our repatriation plan, our tax liability could increase significantly.

Loss of our eligibility for tax benefits under the U.S.-Barbados tax treaty could increase our tax liability.

During 2006, we claimed tax benefits under an income tax convention between the United States and Barbados (the “Tax Treaty”), the jurisdiction in which our subsidiary ICL operates our international container leasing business. Specifically, under the Tax Treaty, any profits of ICL from leasing of containers used in international trade generally are taxable only in Barbados and not in the United States.

ICL is entitled to the benefits of the Tax Treaty for each year by satisfying the two-pronged test to the “limitation of benefits” provision: (1) more than 50% of the shares of ICL were owned, directly or indirectly, by any combination of individual United States residents or citizens (the “51% U.S. ownership test”), and (2) its income was not used in substantial part, directly or indirectly, to meet liabilities to persons who were not residents or citizens of the United States (the “base erosion test”). We believe ICL passed both of these tests through December 31, 2006.

In addition to having to satisfy the 51% U.S. ownership and base erosion tests described above, ICL is only eligible for the Tax Treaty benefits with respect to its container rental and sales income if Interpool, Inc. is listed on a “recognized stock exchange” and Interpool, Inc.‘s stock is “primarily” and “regularly” traded on such exchange.

During April 2004 Interpool, Inc. was de-listed by the New York Stock Exchange. However, on January 13, 2005 Interpool, Inc. was again listed, and began trading, on the New York Stock Exchange. We believe this listing and the trading volume of our common stock during 2006 satisfied the “primarily” and “regularly” traded requirements of the Tax Treaty and that ICL qualified under the Tax Treaty through December 31, 2006.

There is no assurance we will continue to satisfy the “primarily” and “regularly” traded, 51% U.S. ownership or base erosion tests of the Tax Treaty. In addition, at some future date the Tax Treaty could be further modified in a manner adverse to us or repealed in its entirety, or we might not continue to be eligible for these tax benefits.

In addition to ICL, another subsidiary, Interpool Limited, also resides in Barbados. As companies resident in Barbados, Interpool Limited and ICL are required to file tax returns in Barbados and pay any tax liability to Barbados. All such returns have been filed.

A substantial portion of our future cash flows will be needed to service our indebtedness.

Historically, we have made, and continue to make, use of indebtedness to finance our equipment leasing activities and for other general corporate purposes. As of December 31, 2006, our total outstanding indebtedness was approximately $1.5 billion. In December 2006, at our request, Fortis Capital Corp. provided a commitment letter to us for up to $1.8 billion of debt financing, which could be used for various purposes, including to provide financing for a potential acquisition of our publicly traded common stock, which could include an acquisition of the type contemplated by Mr. Tuchman’s January 16, 2007 proposal letter as described above, or to refinance any or all of our outstanding indebtedness. In addition, as of December 31, 2006, a total commitment of $107.5 million was available under the chassis facility we established in September 2005. We anticipate that we will incur additional indebtedness in the future. We are required to dedicate a substantial portion of our cash flow to payments on our indebtedness, thereby reducing the amount of cash flow available to fund working capital, capital expenditures, including fleet growth, and other corporate requirements. Should our cash flow become insufficient to service our debt obligations, we would be required to seek additional funds to meet our obligations. Additional funds, if needed, might not be available to us or, if available, might not be made available on terms acceptable to us.

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

After considering borrowings payable under floating rate agreements which have been converted to fixed rate debt through the use of interest rate swap agreements, approximately 2% of our borrowings at December 31, 2006 were at variable rates of interest and expose us to interest rate risk. At December 31, 2006, we also had approximately $362.5 million of unrestricted cash and marketable securities on hand. As interest rates rise, our debt service obligations increase. A significant rise in interest rates or future financing using variable rate debt could have a material adverse effect on results of operations in future periods. For further discussion on interest rate risk see Item 7A.

The price of our common stock may fluctuate.

The market price for our common stock has fluctuated in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include:

•	Announcements of developments related to our business;

•	Developments relating to the proposed acquisition of our publicly traded common stock set forth in the proposal letter submitted by our chairman, Mr. Tuchman, on January 16, 2007, as described above;

•	Announcements of strategic acquisitions or dispositions of assets;

•	Exercise of outstanding options or warrants;

•	Fluctuations in our quarterly results of operations;

•	Sales of substantial amounts of our shares into the marketplace;

•	General conditions in our industry or the worldwide economy;

•	A shortfall in revenues or earnings compared to securities analysts' expectations;

•	Changes in analysts' recommendations or projections; and

•	An outbreak of war or hostilities

Fluctuations in foreign exchange rates could affect our profitability.

The majority of leasing revenues and costs are billed in United States dollars. Most of our non-United States transactions are individually of small amounts and in various denominations and thus are not suitable for cost-effective hedging. In addition, almost all of the container and chassis purchases are paid in U.S. dollars. There can be no assurance that exchange rate fluctuations will not adversely affect our results of operations and financial position.

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

Our Restated Certificate of Incorporation and Amended and Restated By-laws, as well as Delaware corporate law, contain provisions that could delay or prevent a change of control or changes in our management that a stockholder might consider favorable. These provisions apply even if the change may be considered beneficial by some stockholders. If a change of control or change in management is delayed or prevented, the market price of our shares could decline. In addition, our Restated Certificate of Incorporation and Amended and Restated By-laws contain provisions that may discourage acquisition bids for us.

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

Pending Governmental Investigations

Following our announcement in July 2003 that our Audit Committee had commissioned an internal investigation by special counsel into our accounting, we were notified that the SEC had opened an informal investigation of us. As we anticipated, this investigation was converted to a formal investigation later in 2003. We have fully cooperated with this investigation. During 2003 and 2004, the New York office of the SEC received a copy of the written report of the internal investigation and received documents and information from us, our Audit Committee and certain other parties pursuant to SEC subpoenas. During late 2003, we were also advised that the United States Attorney’s office for the District of New Jersey (the “U.S. Attorney’s office”) received a copy of the written report of the internal investigation by our Audit Committee’s special counsel and opened an investigation focusing on certain matters described in the report. We were neither a subject nor a target of the investigation by the U.S. Attorney’s office. We have not had any communications with either the SEC or the U.S. Attorney’s office relating to their respective investigations since 2004 and we do not have any information regarding the current status of either of these investigations. Therefore, we cannot predict the final outcome of either of these investigations and cannot be assured that they may not result in the taking of some action that may be adverse to us.

Stockholder Litigation

In January 2007, two purported class actions were filed against us and certain of our directors, along with Fortis Merchant Banking, in the Delaware Court of Chancery (the “Pomeranz Action”) and the Superior Court of New Jersey (the “Lipsky Action”). In February 2007, a third purported class action was filed, also in the Delaware Court of Chancery (the “Martinez Action”), which also names us, our directors, and Fortis Merchant Banking as defendants and which names as additional defendants various shareholders alleged to support the potential transaction proposed by Martin Tuchman, our Chairman and Chief Executive Officer, in his letter to our Board of Directors dated January 16, 2007 (the “January 16 Letter”), pursuant to which the shares owned by our public stockholders, and a portion of the shares owned by Mr. Tuchman and the other stockholders supporting his proposal, are proposed to be purchased. The complaints in the Pomeranz Action and the Lipsky Action allege breaches of fiduciary duty and conflicts of interest on the part of our directors, among other things, in connection with the potential transaction proposed in Mr. Tuchman’s January 16 Letter and the events preceding that proposal. The actions seek declaratory, injunctive, and other relief preventing consummation of the potential transaction proposed in the January 16 Letter, together with an award of attorneys’ fees and litigation expenses. The complaint in the Martinez Action contains allegations that essentially overlap those in the Pomeranz and Lipsky Actions, but also alleges actual and/or anticipatory breaches by us and by Mr. Tuchman of a 2004 letter agreement in which Mr. Tuchman agreed not to sell or voluntarily transfer shares of our common stock unless our other shareholders are “concurrently offered the opportunity to sell or otherwise transfer a comparable percentage of the shares beneficially owned by them for the same consideration.” The complaint alleges that the proposal set forth in the January 16 Letter would violate the 2004 letter agreement, in that our other shareholders were not offered the same opportunity to sell shares and invest in the private company that would be formed to acquire us. The complaint in the Martinez Action further alleges that various corporate transactions entered into by us in late 2005 and 2006 were designed to facilitate the transaction proposed by Mr. Tuchman in the January 16 Letter, including the purchase by us of approximately 1.5 million shares of stock from Mr. Tuchman in November 2006, in accordance with our 1993 Stock Option Plan, as payment of the exercise price of Mr. Tuchman’s stock options, and as a result of which Mr. Tuchman received approximately 2.2 million shares. The Martinez Action seeks injunctive relief enjoining the transaction proposed in the January 16 Letter as well as rescission of our purchase of Mr. Tuchman’s shares that were tendered in connection with his November 2006 option exercise, as well as an award of an unspecified amount as damages.

We have informed our insurance carrier of these actions and have retained outside counsel to assist in our defense. We intend to vigorously defend against this litigation. However, it is not possible at this time to predict the outcome of this litigation. No provision has been made in the consolidated financial statements with respect to this contingent liability.

General

We are engaged in various other legal proceedings from time to time incidental to the conduct of our business. Such proceedings may relate to claims arising out of equipment accidents that occur from time to time which involve death and injury to persons and damage to property. Accordingly, we require all of our lessees to indemnify us against any losses arising out of such accidents and other occurrences while the equipment is on-hire to the lessees. In addition, such lessees are generally required to maintain a minimum of $2.0 million in general liability insurance coverage which is standard in the industry. In addition, we maintain a general liability policy of $255.0 million, in the event that the above lessee coverage is insufficient. While we believe that such coverage should be adequate to cover current claims, there can be no guarantee that future claims will not exceed such amounts. Nevertheless, we believe that no such current asserted or unasserted claims of which we are aware will have a material adverse effect on our financial condition or results of operations and that we are adequately insured against such claims.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through solicitation of proxies during the fourth quarter of fiscal 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “IPX”. The following table sets forth for the periods indicated commencing on January 1, 2005, the high and low closing sale prices for our common stock. All share and per share data have been rounded to the nearest cent.

                                                     HIGH            LOW
                                                 ------------ ---------------
            Fiscal Year 2005
              First Quarter                        $24.00          $21.60
              Second Quarter                        22.23           18.60
              Third Quarter                         21.79           17.75
              Fourth Quarter                        20.25           17.70
            Fiscal Year 2006
              First Quarter                        $21.08          $18.36
              Second Quarter                        22.43           19.45
              Third Quarter                         22.98           19.42
              Fourth Quarter                        24.99           21.57

As of March 1, 2007 there were approximately 3,131 stockholders of record of our common stock. On March 1, 2007, the last reported sale price of our common stock on the New York Stock Exchange was $24.20 per share.

We paid a quarterly dividend of $0.08 per share on our common stock in January, April, July and October of 2006. In addition, a special dividend of $0.12 per share was paid on January 17, 2006.

On December 14, 2006, we announced that our Board of Directors had approved an increase in our quarterly cash dividend on our common stock to $0.25 per share, commencing with the fourth quarter 2006 dividend payable in January 2007.

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

The following table reflects our purchases of our outstanding equity securities during the quarter ended December 31, 2006:

Issuer Purchases of Equity Securities (1)
Fourth Quarter 2006

                                                                          Total Number of Shares        Maximum Number of Shares
                           Total Number of         Average Price       Purchased as Part of Publicly    that may yet be purchased
For the Month Ended       Shares Purchased         Paid per Share       Announced Plans or Programs    under the Plans or Programs
--------------------- ------------------------- --------------------- ------------------------------- ----------------------------
October 31, 2006                  None                  ----                   ----                           ----
November 30, 2006              1,627,495 (1)          $24.78                   ----                           ----
December 31, 2006                 None                  ----                   ----                           ----
                                  ----                  ----                   ----                           ----
         TOTAL                 1,627,495              $24.78                   ----                           ----

(1) Represents shares of common stock (i) tendered to the Company to satisfy tax withholding requirements in connection with the exercise of stock options as permitted by the Company’s 1993 Stock Option Plan or (ii) withheld by the Company to pay the aggregate exercise price, or to satisfy tax withholding requirements, in connection with the exercise of outstanding stock options as permitted by the Company’s 1993 Stock Option Plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data, for the periods and at the dates indicated. This information should be read in conjunction with our historical Consolidated Financial Statements included in this Annual Report on Form 10-K and the notes thereto.

SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

                                                                         YEARS ENDED DECEMBER 31, (1)
                                                  2006           2005(2)           2004(2)           2003(2)            2002(2)
                                                  ----           -------           -------           ------             -------
INCOME STATEMENT DATA:
Equipment leasing revenue                         $332,927        $381,214          $380,399          $369,044           $320,429

Depreciation and amortization of
leasing equipment                                  $63,348         $90,047           $89,458           $87,498            $88,707

Interest expense                                  $109,956        $121,098          $112,013          $106,688           $108,344

Fair value adjustment for
warrants--(income)/expense                          $5,209        $(18,491)          $49,222                --                 --

Net Income                                        $106,586         $60,531            $7,869           $37,496             $4,389

Income per share:

Basic                                                $3.73           $2.17             $0.29             $1.37              $0.16
                                                     =====           =====             =====             =====              =====
Diluted                                              $3.29           $1.94             $0.27             $1.30              $0.15
                                                     =====           =====             =====             =====              =====
Weighted average shares
outstanding:

Basic                                               28,599          27,858            27,380            27,365             27,360

Diluted                                             33,035          32,296            28,960            28,935             29,202

Cash dividends declared per
 common share                                        $0.49           $1.41             $0.25             $0.25            $0.2275

BALANCE SHEET DATA:

Cash and cash equivalents                         $385,321        $427,265          $309,458          $141,019           $170,613

Net investment in direct financing
leases                                            $403,979        $362,874          $363,445          $426,815           $334,129

Leasing equipment, net                          $1,309,672      $1,771,190        $1,579,196        $1,636,716         $1,557,639

Total assets                                    $2,291,172      $2,715,116        $2,404,086        $2,373,036         $2,241,944

Debt and capital lease obligations              $1,463,534      $1,963,659        $1,718,198        $1,715,687         $1,672,211

Stockholders' equity                              $570,527        $433,618          $397,023          $386,477           $336,996
(1)	Effective June 27, 2002 through December 31, 2005, our Consolidated Financial Statements include CAI as a consolidated subsidiary. On October 1, 2006 we sold to CAI all shares of their common stock owned by us. At December 31, 2006, CAI’s assets and liabilities are no longer included in our Consolidated Balance Sheet; however, CAI’s operating results through September 30, 2006 have been included in our Consolidated Statement of Income. See Note 7 to the Consolidated Financial Statements.

(2)	Certain reclassifications have been made to the 2005, 2004, 2003 and 2002 amounts in order to conform to the 2006 presentation.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our historical financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this report. Unless otherwise indicated, all fleet statistics, including the size of the fleet, utilization of the leasing equipment and the rental rates per day, that are set forth in this Annual Report on Form 10-K include all of our owned equipment, including that portion of our owned equipment managed for us by Container Applications International, Inc. (“CAI”), as well as the equipment which we are responsible to manage for third party investors. To the extent that our equipment is managed by CAI, the equipment is considered fully utilized since it is not available for us to put on hire regardless of whether all of the units are generating income. All equipment owned by CAI or managed by CAI (with the exception of equipment owned by us and managed by CAI) prior to the sale of our equity interest in CAI has been excluded from all statistics, unless otherwise indicated. In addition, all of our chassis assigned to chassis pools are considered fully utilized.

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

As a result of the March 2006 Container Sale, we determined that the management fee revenue earned while managing equipment on behalf of investors will be reported separately on the face of our Consolidated Statements of Income. In addition, we also determined that the fees earned while providing chassis management services through our proprietary “PoolStat”® software will be classified within management fee revenue on the face of the Company’s Consolidated Statements of Income. As a result, reclassification of the fees earned while providing these chassis management services, as well as CAI’s management fee revenue, have been made to the 2005 and 2004 amounts in order to conform to the 2006 presentation. These reclassifications had no impact on net income.

Sale of Equity Interest in CAI

On October 1, 2006, we sold to Container Applications International, Inc. (“CAI”) all shares of CAI’s common stock owned by us, which shares had represented a 50% common equity interest in CAI, for total consideration of $77.5 million, consisting of a $40.0 million cash payment and the issuance by CAI of a convertible subordinated secured promissory note (the “New CAI Note”) in the principal amount of $37.5 million. Concurrently with these transactions, a subordinated note from CAI issued to us in 1998, the outstanding principal amount of which was $3.0 million, was repaid together with accrued interest. We originally acquired our equity interest in CAI in 1998 for a purchase price of $12.5 million.

As a result of this transaction, CAI’s assets and liabilities are no longer included in our Consolidated Balance Sheet at December 31, 2006. Due to the potential convertibility of the New CAI Note, under certain circumstances we could, at some future date, hold an equity interest in CAI exceeding 20% if we elected to convert the New CAI Note. Accordingly, CAI’s operating results through September 30, 2006 have been treated as results from continuing operations in our Consolidated Statements of Income for the year ended December 31, 2006, as well as our Consolidated Statements of Cash Flows for the year ended December 31, 2006. See Note 7 to the Consolidated Financial Statements.

March 2006 Sale of Containers

On March 29, 2006, our wholly-owned container leasing subsidiary, Interpool Containers Limited (“ICL”), completed the sale of approximately 273,300 standard dry marine cargo containers (the “March 2006 Container Sale”), together with an assignment of all rights of ICL under existing operating leases for these containers with our customers, to a newly formed subsidiary of an investor group based in Switzerland (the “Purchaser”), pursuant to a Sale Agreement dated March 14, 2006 (the “Sale Agreement”). The containers sold represented approximately 74% of the standard dry marine cargo containers in our operating lease fleet at December 31, 2005, including most of the containers managed for us by CAI. The sale did not include containers subject to existing direct financing leases with customers. In connection with the sale, we entered into a new management agreement with the Purchaser and CAI, pursuant to which we will manage the containers that are currently under long-term lease in exchange for management fees. See Note 6 to the Consolidated Financial Statements for further information.

Effective April 1, 2006, we no longer record leasing revenue and lease operating and administrative expense relating to the containers sold to the Purchaser, but we record management fee revenue earned under the management agreements entered into with the Purchaser. All billings generated less expenses incurred on behalf of the investors (net of the management fee earned by us) are payable to the investors. As a result, all revenues and lease operating expenses included in the Consolidated Statements of Income include only those revenues and costs associated with our owned equipment or equipment leased to customers by us under the terms of direct financing leases. In addition, effective April 1, 2006, our depreciation expense has been reduced due to the sale of the containers and our effective tax rate has increased because our U.S. sourced income represents a larger portion of our net income.

General

Interpool is one of the world’s leading suppliers of equipment and services to the intermodal transportation industry. We believe we are the world’s largest lessor of intermodal container chassis and a leading lessor and manager of international dry freight standard containers used in international trade.

Our primary sources of equipment leasing revenue are derived from operating leases and income earned from direct financing leases. In addition, we generate management fee revenue while providing management services for containers owned by investors. We generate this revenue through leasing transportation equipment, primarily intermodal container chassis and intermodal dry freight standard containers. Operating lease equipment (operating leases) and direct financing leases are the two major asset types that generate this revenue. In the case of operating lease equipment, we retain the substantive risks and rewards of equipment ownership for the equipment we own but the third party investors assume the risk and rewards of ownership for the containers we manage for them. In the case of direct financing leases, the lessee generally has the substantive risks and rewards of equipment ownership and the right to purchase the equipment at the end of the lease term. Equipment leasing revenue derived from an operating lease generally consists of the monthly lease payments from the customer. For direct financing leases, the lessee’s payment is segregated into principal and interest components much like a loan. The interest component, calculated using the effective interest method over the term of the lease, is recognized by us as equipment leasing revenue. The principal component of the direct financing lease payment is reflected as a reduction to the net investment in the direct financing lease. Management fee revenue consists of the income earned for management services related to the management of containers owned by investors, as well as the chassis management services provided through our proprietary “PoolStat”® software. As a result of our March 2006 Container Sale, the size of the fleet we manage for third parties increased significantly beginning in April 2006. Management may consider additional sales to third party investors in the future should such opportunities arise. Other revenues consist primarily of fees charged to the lessee for the positioning and handling of our equipment, and repairs for which the customer is responsible under the terms of their lease agreement.

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

Chassis have been leased in pooled arrangements at marine ports since the mid 1980‘s. Chassis pools are locations where a lessor provides a group of chassis in a single port terminal location to be leased on a daily basis. A customer who signs our pool agreement and has appropriate credit strength is allowed to lease any chassis in the pool at any time. The industry term for this type of chassis pool is called a “neutral” pool, because the chassis are provided by a neutral third party rather than the shipping lines themselves. A shipping line notifies a trucker to pick up a chassis from the pool and then proceed to pick up the designated container for movement. The chassis is returned by the trucker to the pool when the move is complete. The shipping line or other customer pays only for the number of days it uses the chassis. Pool lease rates are higher than term lease rates because the customer pays only when the chassis is in use (and we may experience some idle, unpaid period between uses of the chassis) and because the customer generally does not pay for any maintenance and repair—the costs being also bundled into the overall chassis pool rate.

In the last five years, we have established two advanced “neutral” chassis pools. These pools are clusters of locations in a region. We call them “metro pools.” Such pools have been established in the New York metropolitan area and the Houston metropolitan area. These pools differ from traditional neutral pools in that customers are able to pick up chassis in one location and return them to other locations that are all in the “network.” The logistics of the networking process are managed by our proprietary “PoolStat”® software, which also manages the inventory and billing functions of the pools. Interest in these two pools is high and we expect continued growth over the next several years.

In 2000, we acquired the North American Intermodal Division of Transamerica Leasing, Inc. which included chassis pool operations at railroad terminals. The marine neutral chassis pools at the rail terminals have continued to expand, and today we have neutral chassis pools at over 40 rail terminals across the United States. Some of these terminals are linking up with the metro pools to create a more integrated marine/rail pool network. Our domestic chassis pool program has expanded recently with the signing of a 10 year management and supply agreement with the BNSF Railway Company.

In the past, the rail and neutral chassis pool business of standard marine chassis represented a relatively small portion of our chassis business. However, this business continues to grow at a significantly faster rate than our term lease business. This pool business now represents approximately 18% of our overall fleet, and this percentage is expected to increase over the next several years. This has resulted in an increase in our domestic fleet of chassis as a portion of our overall fleet.

In addition to neutral chassis pools involving the lease of our chassis, we also provide management services to the shipping lines that want to pool chassis they either own or lease-in on a long or short-term basis in a port terminal for increased efficiency. The industry terms for these pools are “cooperative” chassis pools. The participating shipping lines contribute the chassis under their control to the overall pool. Once in the pool, any contributor can use any other contributor’s chassis. Our “PoolStat”® software performs a number of complex management functions, including keeping track of the number of chassis used per day by a contributor versus the number of chassis contributed. Cooperative chassis pools, like neutral pools, are growing in popularity with our customer base. The growth of cooperative pools may limit the potential expansion of neutral pool business.

We expect a continued emphasis on chassis pools in 2007. This will consist of a mixture of neutral pool chassis requirements, and long-term lease chassis that will be contributed to cooperative pools by chassis lessees. The continuing strength of this business segment is in part due to the increased volume of cargo movement in and out of railroad terminals, causing the railroads to reconfigure the patterns of container and chassis activity in the terminals. In a growing number of locations, facilities are requiring that empty containers be moved off of the terminal, a process that requires additional chassis to service the additional container movements. Marine ports are experiencing similar congestion, and are beginning to take similar measures, including the use of cooperative chassis pools, to ease this congestion.

During the year ended December 31, 2006, our chassis fleet (including equipment on both operating and direct financing leases) increased to 238,000 chassis from 226,000 chassis. Utilization of our chassis operating lease fleet was 93% at December 31, 2006 and 2005.

Lease rates were stable throughout most of 2005 and 2006. They have recently weakened somewhat due to seasonal issues and lower demand due to the unusually large acquisition of chassis by shipping lines in late 2006. Also, where new chassis pools are established, their increased efficiency tends to reduce the number of chassis required to service the areas cargo. We expect current market conditions to continue into the second quarter of 2007 when the season shifts and chassis requirements typically increase. Chassis pool utilization and customer rates in the chassis pools continue to increase based on sales efforts and better logistical control of inventory and inventory rebalancing between pool locations. These factors are leading to strengthened chassis pool financial results.

The container equipment fleet, which totaled 756,000 twenty foot equivalent units (“TEUs”) at December 31, 2006, includes units owned by us and units which we manage on behalf of third parties. With respect to the owned portion of our fleet, which consisted of 482,000 TEUs at December 31, 2006, a majority of these units are subject to long-term direct financing leases with customers. Utilization rates of our container operating lease fleet, including owned equipment as well as equipment managed for third parties, were 91% and 95% at December 31, 2006 and 2005, respectively. The utilization rates of our owned and managed container operating lease fleet, excluding new equipment not yet placed on lease, were 99% and 98% at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, respectively, we had approximately 35,300 and 13,200 TEUs of new procurement not yet placed on lease, of which approximately 23,400 and 1,400 TEUs, respectively, were committed for future delivery under existing lease commitments.

Periods of fluctuation in leasing demand can occur. We anticipate that industry demand for chassis and containers will continue to grow. This expectation is supported by continued anticipation of a major expansion of the world cellular container ship fleet through 2008 as evidenced by recent reports that the major shipyards are experiencing large order backlogs through 2009. As reported in the February 2007 issue of Containerisation International, the world’s pure cellular container fleet capacity on January 1, 2007 was estimated to be approximately 9.4 million TEUs. The world’s cellular fleet as of January 1, 2007 is expected to increase by 15.4% in 2007, 15.6% in 2008 and 14.4% in 2009 and beyond. The total container ship order book was comprised of approximately 1,103 ships with a total capacity of approximately 4.3 million TEUs, which, when fully delivered, would result in an increase of approximately 45.4% of the world’s cellular container ship capacity. We are not able to predict when, or if, this anticipated growth will impact demand for chassis and containers. We believe a number of factors have contributed to the high utilization of equipment in the industry. From 2004 to 2005, according to the Containerisation International Yearbook 2007, global containerized traffic increased by approximately 9.0%, from 351.1 million TEUs in 2004 to 382.6 million TEUs in 2005, increasing demand for transportation equipment generally. In addition, several major shipping lines started to bring new, very large 8,000-9,000 TEUs ships to the West Coast of the United States since the fall of 2004. When ships of this size are unloaded, they require the use of a larger number of chassis to move the containers to local railroad terminals or their final destinations. Demand for chassis has also been affected by the inability of the larger, fully loaded ships to pass through the Panama Canal. These ships typically discharge their cargo on the West Coast of the United States, with the cargo being moved by “land bridges”, by truck and rail, inland and across the country, using chassis at various stages during this process. At the same time, the demand for chassis, along with increased congestion at many of the rail and marine facilities around the country, has fueled an increase in the pooling of chassis for greater efficiencies. Correspondingly, we have experienced an increase in demand for our “PoolStat”® based chassis management services as more shipping lines are entering into these chassis sharing arrangements. In addition, we have continued to experience high demand in our own neutral chassis pools at railroads and marine terminals. As a result of these factors, pool revenues increased significantly during 2006 and we expect this trend to continue in 2007.

It should be noted that, while container trade continues to grow at healthy rates, it is anticipated that the current new building plans of the shipping lines for fully cellular containerships will bring about excess capacity which, in turn, could produce increased competition among shipping lines and likely continued pressure on freight rates. There is also concern that volatility in oil prices, increasing interest rates, and hostilities and instability in the Middle East and elsewhere could have a dampening effect on the rate of growth and financial strength of the shipping industry, as well as on the rate of growth of world trade. Any of these factors could contribute to a slowing of growth in the container leasing industry. The recent volatility in new container prices has caused certain shipping lines to defer container procurement and leasing decisions. In addition, the increased efficiency of many shipping lines in re-deploying their empty containers by returning them to Asia for re-use, has the potential for a slowing of demand for new containers in the future.

On March 29, 2006, in connection with the March 2006 Container Sale, as indicated in Note 6 to the Consolidated Financial Statements, we repaid our 2005 Fortis Facility in full and terminated the facility, which included eliminating the commitment for future financing under the facility.

At December 31, 2006, we have a total of $1.9 billion of unused financing commitments, including amounts available under a new Fortis Capital Corp. commitment letter received in December 2006. These financing commitments are available for growth, to re-finance existing secured debt or for other working capital requirements. Our interest expense was $11.1 million lower during the year ended December 31, 2006 than it was during the year ended December 31, 2005 primarily due to lower borrowings. We regularly evaluate financing proposals which, when coupled with available cash balances and funds available under commitments mentioned above, could be used for growth, for refinancing existing facilities and for working capital.

As of December 31, 2006, our commitments for future capital expenditures totaled approximately $47.8 million all of which is committed for fiscal 2007. Our available liquidity at December 31, 2006, including $1.9 billion available under credit facilities, was $2.3 billion excluding $22.9 million of restricted cash. Required debt repayments and capital lease payments for the next 12 months totaled $262.8 million. Based on our existing cash balances, financings closed, and our financial projections of operating cash flow for the future, we believe that we will have sufficient liquidity to grow our portfolio while meeting our obligations and commitments as they become due.

Other than interest expense and the depreciation expense related to our operating lease equipment, our primary expenses are corporate administrative and lease operating expenses, which include maintenance and repair expense, as well as storage and positioning expense. Our lessees are generally responsible for lease operating expenses during the term of their lease. Our corporate administrative expenses are primarily employee related costs such as salary expense, costs of employee benefits, information technology expenses and travel and entertainment costs, as well as expenses incurred for outside services such as legal, consulting and audit related fees. During 2006, lease operating and administrative expenses as a percentage of total revenues were 44.9%, as compared to 37.7% during 2005. This increase was primarily due to an increase in lease operating expenses, salary expense, costs incurred by CAI in connection with a contemplated initial public offering and the write-off of deferred sales commissions resulting from the March 2006 Container Sale. These increases were partially offset by a decrease in equipment rental costs at CAI and operating expense savings resulting from the March 2006 Container Sale. The additional personnel and systems enhancements we have added to improve our corporate infrastructure and our internal control environment have also added incremental administrative expenses during 2006.

Non-performing receivables totaled $1.0 million at December 31, 2006 compared with $8.6 million at December 31, 2005 (excluding the non-performing receivables of CAI amounting to $2.9 million at December 31, 2005). Reserves of $1.0 million and $8.6 million, respectively, have been established against these non-performing receivables. The decline in non-performing receivables was primarily due to the write-off of receivables related to a specific customer for which reserves amounting to $7.0 million had previously been established. During the year ended December 31, 2006, receivable write-offs net of recoveries (excluding amounts reported by CAI) totaled $7.7 million as compared with $1.7 million for 2005.

We conduct business with shipping line customers throughout the world and are therefore subject to the risks of operating in disparate political and economic conditions including those associated with volatility in oil prices and hostilities and instability in the Middle East and elsewhere. Offsetting this risk is the worldwide nature of the shipping business and the ability of our shipping line customers to shift their operations from areas of unfavorable political and/or economic conditions to more promising areas. Approximately 99% of our revenues are billed and paid in U.S. dollars. We believe these factors substantially mitigate foreign currency rate risks.

Our container leasing operations are primarily conducted through our Barbados subsidiaries, previously Interpool Limited, and beginning November 30, 2005, ICL, as well as through our formerly consolidated subsidiary CAI, in which we owned a 50% common equity interest until October 1, 2006. We have since sold our entire equity interest in CAI. See Note 7 to the Consolidated Financial Statements. Our effective U.S. federal tax rate benefits from the application of an income tax convention, pursuant to which the profits of Interpool Limited and, beginning November 30, 2005, ICL, from international container leasing operations are exempt from federal taxation in the United States. These profits are subject to Barbados tax at rates that are significantly lower than the applicable rates in the United States. For further information regarding the United States and Barbados Tax Treaty, see Note 5 to the Consolidated Financial Statements and the “United States Federal Income Tax” section of Management’s Discussion and Analysis in our 2006 Form 10-K. Due to a reduction in our owned container leasing fleet, resulting from the March 2006 Container Sale (see Note 6 to the Consolidated Financial Statements for further information), the income tax convention had a reduced beneficial impact to our effective U.S. federal tax rate beginning with the quarter ending June 30, 2006. We anticipate that taxable income from United States sources will be a much higher percentage of our taxable income in subsequent periods. This percentage may decline again in the future to the extent our container operating lease revenues were to increase in relation to container management service income.

Results of Operations

Our Consolidated Statement of Income for the year ended December 31, 2006 has been significantly impacted by the disposition of our 50% equity interest in our formerly consolidated subsidiary CAI and the March 2006 Container Sale. The tables below show the impact of CAI on our reported results for the years ended December 31, 2006 and 2005. In addition we have included the effect of the March 2006 Container Sale on the reported results for the years ended December 31, 2005 and 2006. The revenues and expenses associated with this equipment are not included in the Consolidated Statements of Income for the last three quarters of 2006 since they are payable to the owner of the equipment.

                                                                                                      March 2006
                                                                   As Reported                      Container Sale     Adjusted
                                                                       2006        Remove CAI (a)         (b)             2006
                                                                  -------------    --------------   --------------     ---------
REVENUES:
    Equipment leasing revenue                                        $332,927         $(21,788)       $(20,502)          $290,637
    Management fee revenue                                             17,299           (7,702)            ---              9,597
    Other revenue                                                      24,004           (3,708)           (764)            19,532
                                                                       ------           -------           -----            ------
TOTAL REVENUES                                                        374,230          (33,198)        (21,266)           319,766
                                                                      -------          --------        --------           -------
COSTS AND EXPENSES:
   Lease operating expenses                                           112,756           (3,618)         (1,556)           107,582
   Administrative expenses                                             55,275           (8,535)            ---             46,740
   Provision for doubtful accounts                                      1,432           (1,111)            ---                321
   Fair value adjustment for derivative instruments                    (2,792)             ---             ---             (2,792)
   Fair value adjustment for warrants                                   5,209              ---             ---              5,209
   Depreciation and amortization of leasing equipment                  63,348           (9,613)         (8,726)            45,009
   Impairment of leasing equipment                                     10,946             (224)            ---             10,722
   Loss for investments accounted for under the equity method              58              ---             ---                 58
   Loss on retirement of debt                                           8,383              ---             ---              8,383
   Gain on sale of leasing equipment                                  (77,180)           9,043             ---            (68,137)
   Gain on sale of consolidated subsidiary                            (50,438)             ---             ---            (50,438)
   Other income, net                                                     (442)             ---             ---               (442)
   Gain on insurance settlement                                        (2,950)             ---             ---             (2,950)
   Interest expense                                                   109,956           (3,516)            ---            106,440
   Interest income                                                    (20,657)             154             ---            (20,503)
                                                                      -------              ---         -------            -------
TOTAL COST AND EXPENSES                                               212,904          (17,420)        (10,282)           185,202
                                                                      -------          -------         -------            -------

INCOME BEFORE MINORITY INTEREST EXPENSE AND PROVISION
   FOR INCOME TAXES                                                   161,326          (15,778)        (10,984)           134,564
Minority interest expense                                              (7,633)           4,703             ---             (2,930)
                                                                     --------          -------       ---------            -------
INCOME BEFORE PROVISION FOR INCOME TAXES                              153,693          (11,075)        (10,984)           131,634
Provision for income taxes                                             47,107           (6,535)           (275)            40,297
                                                                     --------          -------        --------            -------
NET INCOME                                                           $106,586          $(4,540)       $(10,709)           $91,337
                                                                     ========          =======        ========            =======
(a)	Amounts represent the removal of the results of operations relative to CAI. These amounts represent the impact for the period from January 1, 2006 through September 30, 2006 as we sold our 50% common equity interest in CAI on October 1, 2006.
(b)	Amounts represent the removal of direct revenue and expenses attributable to the fleet included in the March 2006 Container Sale. These amounts represent the removal of the revenue and expenses for the period from January 1, 2006 through March 31, 2006. Because the Company does not account for administrative expenses, provision for doubtful accounts and interest expense for each piece of equipment, the amounts applicable to the equipment being sold could not be quantified and, therefore have not been included in the table above.

                                                                                                   March 2006
                                                                  As Reported                    Container Sale
                                                                      2005       Remove CAI (c)        (d)         Adjusted 2005
                                                                  -------------    --------------   --------------     ---------
REVENUES:
    Equipment leasing revenue                                        $381,214       $(35,150)       $(75,845)         $270,219
    Management fee revenue                                             12,638         (9,206)            ---             3,432
    Other revenue                                                      22,660         (5,050)         (2,995)           14,615
                                                                       ------         -------         -------           ------
TOTAL REVENUES                                                        416,512        (49,406)        (78,840)          288,266
                                                                      -------        --------        --------          -------
COSTS AND EXPENSES:
   Lease operating expenses                                           103,826        (10,321)         (5,525)           87,980
   Administrative expenses                                             53,113        (14,297)            ---            38,816
   Provision for doubtful accounts                                      2,063           (990)            ---             1,073
   Fair value adjustment for derivative instruments                    (2,860)           ---             ---            (2,860)
   Fair value adjustment for warrants                                 (18,491)           ---             ---           (18,491)
   Depreciation and amortization of leasing equipment                  90,047        (14,827)        (31,325)           43,895
   Impairment of leasing equipment                                      4,032           (573)            ---             3,459
   Income for investments accounted for under the
     equity method                                                       (187)           ---             ---              (187)
   Loss on retirement of debt                                           2,997            ---             ---             2,997
   Gain on sale of leasing equipment                                  (13,424)        11,089             ---            (2,335)
   Other income, net                                                   (1,412)           ---             ---            (1,412)
   Gain on sale of equity investment                                  (13,001)           ---             ---           (13,001)
   Interest expense                                                   121,098         (5,351)            ---           115,747
   Interest income                                                     (9,386)           173             ---            (9,213)
                                                                       -------           ---             ---            -------
TOTAL COST AND EXPENSES                                               318,415        (35,097)        (36,850)          246,468
                                                                      -------        --------        --------          -------

   INCOME BEFORE MINORITY INTEREST EXPENSE AND
     PROVISION FOR INCOME TAXES                                        98,097        (14,309)        (41,990)           41,798
Minority interest expense                                              (6,791)         3,908             ---            (2,883)
                                                                       -------         -----             ---            -------
INCOME BEFORE PROVISION FOR INCOME TAXES                               91,306        (10,401)        (41,990)           38,915
Provision for income taxes                                             30,775         (6,541)         (1,050)           23,184
                                                                       ------         -------         -------           ------
NET INCOME                                                            $60,531        $(3,860)       $(40,940)          $15,731
                                                                      =======        ========       =========          =======
(a)	Amounts represent the removal of the results of operations relative to CAI. These amounts represent the impact for the period from January 1, 2005 through December 31, 2005.
(b)	Amounts represent the removal of direct revenue and expenses attributable to the fleet included in the March 2006 Container Sale. These amounts represent the removal of the revenue and expenses for the period from January 1, 2005 through December 31, 2005. Because the Company does not account for administrative expenses, provision for doubtful accounts and interest expense for each piece of equipment, the amounts applicable to the equipment being sold could not be quantified and, therefore have not been included in the table above.

The sections that follow analyze our results of operations by financial statement caption and provide a more detailed discussion of our performance. For the variance comparing the year ended December 31, 2006 to the year ended December 31, 2005, the items discussed below explain the amounts and the variances which are not related to the sale of our 50% equity interest in our formerly consolidated subsidiary CAI and the March 2006 Container Sale disclosed in the above table.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Equipment Leasing Revenue. Our equipment leasing revenues increased to $290.6 million for the year ended December 31, 2006, from $270.2 million in the year ended December 31, 2005, an increase of $20.4 million or 8%.

Container leasing segment revenues decreased to $49.9 million for the year ended December 31, 2006, from $57.8 million in the year ended December 31, 2005, a decrease of $7.9 million or 14%. Operating lease revenues declined by $8.8 million while revenues from direct financing leases increased by $0.9 million. The decline in operating lease revenues was primarily the result of the conversion of a specific customer’s operating leases to a direct financing lease ($7.9 million) and a decrease in the size of our container operating lease fleet. This lease conversion increased direct financing lease revenues ($1.8 million) which offset a decline in revenues from other direct financing leases due to a reduction in the size of the direct financing lease portfolio. The utilization rates of our owned container operating lease fleet, excluding new equipment not yet placed on lease and the units in the March 2006 Container Sale were 97% and 88% at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, respectively, we had approximately 35,300 and 13,200 TEUs of new procurement not yet placed on lease, of which approximately 23,400 and 1,400 TEUs, respectively, were committed for future delivery under existing lease commitments.

Domestic intermodal equipment segment revenues increased to $240.7 million for the year ended December 31, 2006, from $212.3 million in the year ended December 31, 2005, an increase of $28.4 million or 13%. The increase was primarily attributable to an increase in chassis operating lease revenues of $28.8 million, partially offset by a decrease in direct financing lease revenues of $0.4 million. The incremental chassis operating lease revenues were primarily due to an increase in our chassis operating lease fleet of 8% and an increase in the number of chassis assigned to our chassis pools which generally earn a higher daily lease rate. The utilization rates of our domestic intermodal chassis operating lease fleet were 93% at December 31, 2006 and 2005.

Management Fee Revenue. Our management fee revenue increased to $9.6 million for the year ended December 31, 2006 from $3.4 million in the year ended December 31, 2005, an increase of $6.2 million. This increase was primarily due to the $3.5 million of management fee revenue we earned since April 1, 2006 on containers we previously owned which we now manage on behalf of the Purchaser. In addition, we earned $2.4 million of management fee revenue resulting from a chassis pool agreement entered into during October 2006.

Other Revenue. Our other revenues increased to $19.5 million for the year ended December 31, 2006, from $14.6 million for the year ended December 31, 2005, an increase of $4.8 million or 33%.

Container leasing segment other revenues decreased to $1.4 million for the year ended December 31, 2006, compared to $2.7 million for the year ended December 31, 2005, a decrease of $1.3 million or 48%. The decrease was due to a reduction in billable repairs and handling on our owned fleet.

Domestic intermodal equipment segment other revenues increased to $18.1 million for the year ended December 31, 2006, from $12.0 million for the year ended December 31, 2005, an increase of $6.1 million or 51%. The increase was primarily attributable to an increase in billable repairs to our lessees at the termination of a lease and an increase in billings to customers for the repositioning of equipment. A portion ($2.8 million) of the increase in billable repairs was related to a customer that, in 2005, was billed directly for damage by third party depots.

Lease Operating and Administrative Expenses. Our lease operating and administrative expenses increased to $154.3 million for the year ended December 31, 2006 from $126.8 million in the year ended December 31, 2005, an increase of $27.5 million or 22%.

The increase was primarily due to the net impact of the following items:

•	An increase in maintenance and repair costs of $14.0 million primarily due to an increase in chassis assigned to chassis pools, which generate higher daily lease rates and higher repair expenses. In addition, we experienced an increase in maintenance and repair costs associated with chassis lease terminations. The damage portion of these repair expenses, including expenses for damage caused by a customer that had previously been billed directly by third party depots, were billable to our lessees. This contributed to the increase in other revenue within the domestic intermodal equipment segment as outlined above.

•	An increase in salary expense of $10.9 million primarily due to an increase in the accrual for our Chief Executive Officer’s bonus as compared to the prior year ($5.9 million), an increase in headcount and other employee related costs ($3.3 million) and changes in compensation related expenses associated with variable accounting for our stock based compensation ($1.6 million). Our Chief Executive Officer’s 2006 bonus was largely based upon our net income compared to the prior year as well as a bonus for our 2006 net income exceeding our highest net income ever previously reported. In addition, a portion of the bonus was based upon the increase during 2006 in the average stock price for the Company.

•	An increase in storage costs of $2.2 million primarily due to a reduction in utilization experienced within our container and chassis product lines as well as the additional expense incurred for the storage of new chassis equipment which has not yet been placed on lease.

•	An increase in commission expense of $1.9 million primarily related to the write-off of deferred sales commissions resulting from the March 2006 Container Sale as well as incremental one-time costs associated with an equipment management program.

•	An increase in employee benefits expense of $1.1 million primarily due to an increase in employer payroll taxes resulting from the exercise of stock options, a larger workforce and the cost of our benefit programs.

•	An increase in positioning and handling expense for our equipment of $1.0 million which was primarily due to the repositioning of equipment to chassis pool locations. This increase was partially offset by a reduction in repositioning costs within the container product line.

•	An increase in personal property tax expense of $0.6 million primarily due to an increase in the number of chassis which are now operating in certain chassis pool locations.

•	A decrease in consulting fees of $4.1 million primarily due to the hiring of personnel to support our financial planning and analysis activities which were previously outsourced as well as a reduction in consulting services required in order to comply with the Sarbanes-Oxley Act. These decreases were partially offset by increased consulting services to facilitate the development of our new IT systems.

A further breakdown of the lease operating and administrative expense variances, as compared to the prior year, by reportable segment is as follows:

•	Container leasing segment lease operating and administrative expenses increased to $19.5 million for the year ended December 31, 2006 from $16.1 million in the year ended December 31, 2005, an increase of $3.4 million or 21%. The increase can be summarized as follows:

                                                               Container
          (Dollars in millions)                                 Leasing
         -------------------------------------------------- -----------------
          Commission expense(a)                                 $1.8
          Legal and consulting fees                              1.0
          Salary and employee related expense                    0.8
          Storage expense                                        0.2
          Positioning and handling expense                      (0.6)
          Other, net                                             0.2
                                                                 ---
          Total                                                 $3.4
                                                                =====
            ---------------------
             (a)    Primarily related to the write-off of deferred sales commissions resulting from the March 2006 Container Sale.
•	Domestic intermodal equipment segment lease operating and administrative expenses increased to $134.8 million for the year ended December 31, 2006 from $110.7 million in the year ended December 31, 2005, an increase of $24.1 million or 22%. This increase can be summarized as follows:

                                                                Domestic
                                                               Intermodal
          (Dollars in millions)                                Equipment
          ---------------------------------------------- ---------------------
          Maintenance and repairs expense                         $14.1
          Salary and employee related expense                      11.2
          Storage expense                                           1.9
          Positioning and handling expense                          1.5
          Taxes - other                                             0.6
          Legal and consulting fees                                (5.3)
          Other, net                                                0.1
                                                                    ---
          Total                                                   $24.1
                                                                  ======

Provision for Doubtful Accounts. Our provision for doubtful accounts decreased to $0.3 million for the year ended December 31, 2006 from $1.1 million for the year ended December 31, 2005. This decrease was primarily attributable to provisions for specific customers which became delinquent during 2005, partially offset by an improvement in the risk profile of our outstanding receivables during 2006. During the year ended December 31, 2006, our non-performing receivables decreased $7.6 million ($1.0 million at December 31, 2006 and $8.6 million at December 31, 2005, excluding the non-performing receivables of CAI amounting to $2.9 million at December 31, 2005). This decrease was primarily due to the write-off of our receivables related to a specific customer for which reserves of $7.0 million had previously been established. See Note 16 to the Consolidated Financial Statements. All other non-performing receivables were fully reserved at December 31, 2006. Our provision for doubtful accounts was provided based upon a quarterly review of the receivables related to our owned equipment. The owners of equipment managed by us are responsible for any bad debts related to their equipment. This review was based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of direct financing lease receivables.

Fair Value Adjustment for Derivative Instruments. Our fair value adjustment for derivative instruments amounted to income of $2.8 million for the year ended December 31, 2006 as compared to income of $2.9 million for the year ended December 31, 2005. The income for the year ended December 31, 2006, as well as the income in the prior year period, was primarily due to the change in the fair value of interest rate swap agreements held which do not qualify as cash flow hedges. During 2006, three of these interest rate swap agreements were terminated as the result of the March 2006 Container Sale and the repayment of debt instruments used to finance this equipment.

Fair Value Adjustment for Warrants. Our non-cash fair value adjustment for warrants amounted to an expense of $5.2 million for the year ended December 31, 2006, as compared to income of $18.5 million for the year ended December 31, 2005. The expense for the year ended December 31, 2006 was limited to the change in the fair value of these warrants between December 31, 2005 and February 21, 2006, the date the registration statement for the warrants was declared effective by the SEC. This was the final criteria to be met under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock (“EITF 00-19”) for re-classification of the warrants from a liability to equity in accordance with U.S. generally accepted accounting principles. This increase in the fair value of the warrants resulted primarily from the change in the market value of our common stock. The fair value of the warrants was then reclassified to equity. Since these warrants are now classified as equity, the value of the warrants is no longer adjusted for changes to their fair value.

Depreciation and Amortization of Leasing Equipment. Our depreciation and amortization expense increased to $45.0 million for the year ended December 31, 2006, from $43.9 million for the year ended December 31, 2005, an increase of $1.1 million or 3%. This increase was primarily due to additions to our owned chassis and container operating lease fleets, partially offset by a reduction in our container operating lease fleet resulting from the conversion of operating leases with a specific customer to direct financing leases.

Impairment of Leasing Equipment. Our expense related to the impairment of leasing equipment increased to $10.7 million for the year ended December 31, 2006, from $3.5 million for the year ended December 31, 2005, an increase of $7.2 million. This increase was primarily due to a $7.7 million non-cash impairment charge resulting from the conversion of operating leases with a specific customer to direct financing leases. See Note 11 to the Consolidated Financial Statements. Impairment charges for the remaining portion of our owned operating lease fleets decreased during 2006 primarily due to the reduction of our owned container fleet resulting from the March 2006 Container Sale.

Loss/(Income) for Investments Accounted for Under the Equity Method. The change in loss/(income) for investments accounted for under the equity method of $0.2 million during the year ended December 31, 2006 was primarily due to the sale of an equity investment during the third quarter of 2005.

Loss on Retirement of Debt. During the year ended December 31, 2006, primarily due to the early repayment of certain debt instruments through the use of the proceeds from the March 2006 Container Sale, we wrote off approximately $8.4 million of previously deferred financing fees. This compares with $3.0 million of costs incurred in connection with the early repayment of certain debt instruments during the year ended December 31, 2005.

Gain on Sale of Leasing Equipment. We had a gain on sale of leasing equipment of $68.1 million during the year ended December 31, 2006 compared to $2.3 million for the year ended December 31, 2005. The increase was primarily due to the March 2006 Container Sale ($66.5 million). These increases were partially offset by a reduction in the profitability on the sale of our used chassis ($0.7 million). The reduction in the profitability on the sale of our chassis was predominantly due to a reduced volume of sales in the current year.

Gain on Sale of Consolidated Subsidiary. During the three months ended December 31, 2006, we sold to CAI all shares of CAI’s common stock owned by us, which shares had represented a 50% common equity interest in CAI. In connection with this sale, we recognized a pre-tax gain of $50.4 million ($24.4 million net of tax). (See Note 7 to the Consolidated Financial Statements for further information on the sale of our formerly consolidated subsidiary, CAI).

Gain on Sale of Equity Investment. During the three months ended September 30, 2005, we sold our share of a non-transportation company in which we held a minority equity position since 1997. In connection with this sale, we recognized a pre-tax gain of $13.0 million ($11.5 million net of tax). (See Note 15 to the Consolidated Financial Statements for further information on the sale of our equity investment). No similar sale of an equity interest took place during the current year period.

Other Income, Net. We had other income of $0.4 million during the year ended December 31, 2006 compared to $1.4 million of other income for the year ended December 31, 2005. This decrease was primarily due to a reduction in arrangement fees earned as compared to the prior year period.

Gain on Insurance Settlement. During the year ended December 31, 2006, we signed an agreement settling the lawsuit and claims under our insurance policy related to the default of a customer based in Puerto Rico. In connection with this settlement, we recognized a one-time gain of $2.9 million ($1.9 million, net of tax) related to the settlement of the claim. See Note 16 to the Consolidated Financial Statements.

Interest Expense. Our interest expense decreased to $106.4 million in the year ended December 31, 2006 from $115.7 million in the year ended December 31, 2005, a decrease of $9.3 million. This decrease was primarily attributable to decreased borrowings ($7.5 million), a reduction in interest rates ($1.3 million) and a decrease in the amortization of deferred financing fees ($0.5 million).

Interest Income. Our interest income increased to $20.5 million in the year ended December 31, 2006 from $9.2 million in the year ended December 31, 2005, an increase of $11.3 million. The increase in interest income was primarily due to an increase in average invested cash balances and higher interest rates on the invested cash balances. In addition, we received interest income ($1.7 million) on the partial liquidation of our investment in a private equity fund as well as $0.8 million in interest income on the New CAI Note which was issued to us by CAI as part of the consideration received in connection with the sale of our 50% common equity interest in CAI on October 1, 2006. These increases were partially offset by the receipt during the three months ended March 31, 2005 of $1.6 million of past due interest received on a note receivable which was previously accounted for as non-performing.

Provision for Income Taxes. We recorded an income tax provision of $40.3 million for the year ended December 31, 2006 as compared to $23.2 million for the year ended December 31, 2005. The provision of $23.2 million for 2005 included $20.0 million federal and state tax incurred with respect to the $305.0 million repatriation distribution made by Interpool Limited to us in 2005. Excluding the repatriation-related provision of $20.0 million, the provision for 2005 was $3.2 million, and the increase from 2005 to 2006 would have been $37.1 million. The increase in the income tax provision of $37.1 million was primarily due to the sale of our investment in CAI ($26.0 million), an increase in the valuation allowance and an increase in pre-tax income. These increases in the income tax provision, however, were partially offset by a lower proportion of pre-tax income derived during 2006, as compared to 2005, from the domestic intermodal division, which is taxed at the higher United States rates, as opposed to the lower taxed (approximately 1% to 2.5%) international container division and a reduction to the Barbados deferred taxes due to the March 2006 Container Sale.

While we reported a net increase in pre-tax income of $92.7 million, pre-tax income for both 2006 and 2005 included non-cash/non-taxable expense/income for the fair value adjustments for warrants ($5.2 million expense in 2006 and $18.5 million income in 2005). Excluding these non-taxable amounts, pre-tax income would have increased by $116.4 million ($136.8 million in 2006 compared with $20.4 million in 2005).

The net increase in the valuation allowances for the year ended December 31, 2006 compared to the year ended December 31, 2005 also contributed to the increase in the income tax provision. The valuation allowance increased by $0.8 million for 2006 while there was a net reduction to the valuation allowance of $6.4 million for 2005.

The tax gain was greater than the book gain on the 2006 sale of the CAI investment due to CAI unremitted earnings of $14.5 million which we previously expected would have been remitted through mostly tax-exempt dividends. This resulted in a $5.8 million additional tax for 2006 (including a provision of $0.7 million for state taxes) and, thus, contributed to the increase in the income tax provision as compared to 2005.

ICL’s pre-tax income (international sourced income) is taxed at a low rate (approximately 1% to 2.5%) due to the income tax convention between the United States and Barbados. The domestic intermodal division’s pre-tax income (United States sourced income) is taxed at the higher United States tax rates. During the year ended December 31, 2006, 60.5% of taxable income was generated from United States sources as compared to 100% during the year ended December 31, 2005, thus offsetting the increase in the income tax provision.

The March 2006 container sale resulted in a $5.3 million Barbados tax benefit due to a reversal of the deferred Barbados tax liability established in prior years at the 2.5% tax rate down to a 1% tax rate and the Barbados tax exemption for the sales proceeds in excess of the containers’ cost.

Net Income. As a result of the factors described above, our net income increased to $91.3 million in the year ended December 31, 2006 from $15.7 million in the year ended December 31, 2005.

The items discussed below explain the variances in our results for the years ended December 31, 2005 and 2004 as included on the Consolidated Statements of Income for those periods.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Equipment Leasing Revenue. Our equipment leasing revenues increased to $381.2 million for the year ended December 31, 2005, from $380.4 million in the year ended December 31, 2004, an increase of $0.8 million.

Container leasing segment revenues decreased to $168.9 million for the year ended December 31, 2005, from $176.4 million in the year ended December 31, 2004, a decrease of $7.5 million or 4%. The decrease was primarily attributable to a reduction in container operating lease revenues of $5.9 million and a reduction in direct financing lease revenues of $1.6 million. The decrease in container operating lease revenues was primarily due to a decrease in utilization rates, partially offset by an increase in the daily rental rates. Utilization rates of our container fleet have historically been calculated assuming containers managed by CAI were 100% utilized since they were not available to us to put on hire regardless of whether all of these units are generating revenue. Under this method, utilization rates of our container operating lease fleet were 95% and 99% at December 31, 2005 and 2004, respectively. This reduction in utilization resulted from both the acquisition of new containers which have not yet been placed on lease and other containers being returned at the end of their lease term. The utilization rates of our operating lease container fleet, considering CAI’s actual utilization rates for our operating lease containers managed by CAI, were 92% and 96% at December 31, 2005 and 2004, respectively.

Domestic intermodal equipment segment revenues increased to $212.3 million for the year ended December 31, 2005, from $204.0 million in the year ended December 31, 2004, an increase of $8.3 million or 4%. The increase was primarily attributable to an increase in chassis operating lease revenues of $9.2 million, partially offset by a decrease in direct financing lease revenues of $0.9 million. The incremental chassis operating lease revenues were primarily due to an increase in our chassis operating lease fleet of 5% and an increase in the size and the performance of our chassis pool fleet which generally earns a higher daily rental rate, partially offset by a decrease in utilization rates. The decrease in direct financing lease revenues, as compared to the prior year period, was primarily due to the run-off of the finance lease portfolio at a rate which was faster than the addition of new leases to this portfolio. The utilization rates of our domestic intermodal chassis operating lease fleet were 95% and 97% at December 31, 2005 and 2004, respectively.

Management Fee Revenue. Our management fee revenue increased to $12.6 million for the year ended December 31, 2005 from $7.8 million in the year ended December 31, 2004, an increase of $4.8 million. This increase was primarily due to an increase in the management fee revenue reported by CAI ($4.1 million) as compared to the prior year resulting from an increase in the size and performance of their managed fleet portfolio. The remainder of the increase was due to the growth in chassis pool management services provided within the domestic intermodal equipment leasing segment.

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

The increase was primarily due to:

•	An increase in maintenance and repair costs of $9.9 million primarily due to an increase in chassis assigned to chassis pools which generate higher daily rental rates and higher repair expenses. In addition, we experienced an increase in the number of chassis that were refurbished or remanufactured during the current period which resulted in an increase to maintenance and repairs costs.

•	An increase in salary and employee related expenses of $4.7 million primarily due to $4.4 million of compensation expense for the variable accounting associated with the change in the fair value for the portion of CAI’s preferred stock held by certain employees of CAI which was acquired using the proceeds of the loan from CAI and an increase in headcount and employee related costs, partially offset by a reduction in compensation related expenses associated with the variable accounting for our stock appreciation rights. The reduction in compensation related expense relative to our stock appreciation rights was primarily due to the decline in the market value of our common stock during the current year period as compared to the prior year period.

•	An increase in positioning and handling expense for our equipment of $2.9 million which was primarily due to the repositioning of equipment to chassis pool locations and to customers at the outset of new term leases.

•	An increase in consulting fees of $1.0 million primarily due to increased consulting services to facilitate compliance with the Sarbanes-Oxley Act during the first four months of 2005 and the development of our new IT systems, partially offset by a reduction in consulting services associated with our financial planning and analysis activities as we added personnel to bring those activities in-house.

•	An increase of $0.9 million due to the effects of foreign currency translation.

•	A decrease in equipment rental costs of $4.2 million primarily due to the buyout of leases related to container equipment which had previously been leased-in by CAI.

•	A decrease in storage costs of $1.5 million primarily due to increased utilization experienced within CAI’s container fleet as well as our containers managed by CAI.

•	A decrease in audit expenses of $1.3 million resulting from incremental audit fees incurred for the year ended December 31, 2004 due to the delay in filing our financial statements for 2003 and 2004 and additional costs incurred in 2004 related to the implementation requirements of the Sarbanes-Oxley Act.

•	A decrease in legal fees of $1.2 million primarily due to reduced legal costs incurred in connection with the Audit Committee and SEC investigations.

A further breakdown of the lease operating and administrative expense variances, as compared to the prior year, by reportable segment is as follows:

•	Container leasing segment lease operating and administrative expenses decreased to $46.2 million for the year ended December 31, 2005 from $46.7 million in the year ended December 31, 2004, a decrease of $0.5 million or 1%. This decrease can be summarized as follows:

                                                                        Container
          (Dollars in millions)                                          Leasing
          -------------------------------------------------------- ------------------
          Equipment rental expense                                        $(3.8)
          Storage expense                                                  (1.2)
          Positioning and handling expense                                 (0.7)
          Maintenance and repairs expense                                  (0.4)
          Audit expense                                                    (0.3)
          Legal fees                                                       (0.2)
          Salary and employee related expenses                              4.5
          Foreign exchange                                                  0.7
          Consulting fees                                                   0.6
          Other, net                                                        0.3
                                                                            ---
          Total                                                           $(0.5)
                                                                          =====
•	Domestic intermodal equipment segment lease operating and administrative expenses increased to $110.7 million for the year ended December 31, 2005 from $98.6 million in the year ended December 31, 2004, an increase of $12.1 million or 12%. This increase can be summarized as follows:

                                                                   Domestic Intermodal
          (Dollars in millions)                                         Equipment
          -------------------------------------------------------- ------------------
          Maintenance and repairs expense                                 $10.3
          Positioning and handling expense                                  3.6
          Consulting fees                                                   0.3
          Salary and employee related expenses                              0.2
          Foreign exchange                                                  0.2
          Legal fees                                                       (1.0)
          Audit expense                                                    (0.9)
          Equipment rental expense                                         (0.4)
          Storage expense                                                  (0.3)
          Other, net                                                        0.1
                                                                            ---
          Total                                                           $12.1
                                                                          =====

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

Provision for Doubtful Accounts. Our provision for doubtful accounts increased to $2.1 million for the year ended December 31, 2005 from $1.5 million for the year ended December 31, 2004. The increase was primarily attributable to additional provisions for specific customers which became delinquent during 2005. During the year ended December 31, 2005, our non-performing receivables decreased $1.0 million ($11.5 million at December 31, 2005 and $12.5 million at December 31, 2004). As of December 31, 2005 and December 31, 2004, our non-performing receivables, net of applicable reserves, were 0.05% and 1.01%, respectively, of accounts receivable, net. Our provision for doubtful accounts was provided based upon a quarterly review of the receivables. This review was based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of direct financing lease receivables.

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

Fair Value Adjustment for Warrants. Our non-cash fair value adjustment for warrants income amounted to income of $18.5 million for the year ended December 31, 2005, as compared to expense of $49.2 million for the prior year period. The income for the year ended December 31, 2005, as well as the expense for the prior year period, were due to the change in the estimated fair value of the Warrants issued in September 2004 in connection with the 6.0% Notes. The Warrants are classified as a liability on the accompanying Consolidated Balance Sheets. The estimated fair market value of these Warrants decreased from $71.7 million at December 31, 2004 to $53.2 million at December 31, 2005. This reduction in the fair value of the Warrants resulted primarily from the change in the market value of our common stock during 2005. A registration statement for the Warrants was filed with the SEC and was declared effective on February 21, 2006. It is management’s belief that this was the final criteria to be met under the provisions of EITF 00-19 for classification of the Warrants as equity. Therefore, the volatility of our earnings resulting from the classification of these Warrants as a liability will be limited to the change in the value of these Warrants between December 31, 2005 and February 21, 2006. See Note 3 to the Consolidated Financial Statements.

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

(Income)/Loss for Investments Accounted for Under the Equity Method.The decrease in (income)/loss for investments accounted for under the equity method of $0.2 million during the year ended December 31, 2005 resulted primarily from reduced earnings from the investment which was sold during the third quarter of 2005. See Note 15 to the Consolidated Financial Statements for further information on the sale of our equity investment.

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

Liquidity and Capital Resources

Historically, we have used funds from various sources to meet our corporate obligations and to finance the acquisition of equipment for lease to customers. The primary funding sources have been cash provided by operations, borrowings (generally from banks) and securitization of lease receivables, issuance of capital lease obligations, and the sale of our securities. In addition, we have generated cash from the sale of equipment being retired from our fleet. In general, we have sought to meet debt service requirements from the leasing revenue generated by our equipment. At December 31, 2006, our scheduled capital lease and debt service payments (principal and estimated interest) for 2007 totaled $349.2 million and for 2008 totaled $204.7 million. Scheduled payments due to us under non-cancelable operating and direct financing lease agreements with our lessees total $286.8 million for 2007 and $205.9 million for 2008 (see Note 2 to our Consolidated Financial Statements). In addition, as of December 31, 2006, we had approximately $362.5 million of unrestricted cash and marketable securities on hand. The combination of unrestricted cash and marketable securities ($362.5 million) and non-cancelable lease payments to us during 2007 and 2008 ($492.7 million) exceeds our scheduled debt service payments (principal and estimated interest) of $553.9 million for 2007 and 2008 by approximately $301.3 million.

On March 29, 2006 we sold approximately 74% of our operating lease containers. (See Note 6 to the Consolidated Financial Statements.) Effective April 1, 2006, we no longer receive leasing revenues or incur lease operating expenses relating to the containers sold, but we receive management fee revenues related to those containers we manage for the investors.

Our utilization rates of containers and chassis, as well as those of our competitors are at high levels. However lease rates for used containers and chassis remain competitive. Nonetheless, we anticipate that industry demand for chassis and containers will continue to grow. This expectation is supported by continued anticipation of a major expansion of the world cellular container ship fleet through 2009 as evidenced by recent reports that the major shipyards are experiencing large order backlogs through 2009. As of January 1, 2007, the existing order backlog was enough to account for an increase of approximately 45% of the world’s cellular container ship fleet and is expected to result in demand for a significant number of additional containers and chassis. However, we are not able to predict when, or if this anticipated growth will impact container and chassis leasing demand.

While container trade volume continues to grow at healthy rates, it is anticipated that the current new building plans of the shipping lines for fully cellular containerships will bring about excess capacity which in turn, could produce increased competition among shipping lines and likely continued pressure on freight rates. There is also concern that volatility in oil prices, the potential for increasing interest rates, and hostilities and instability in the Middle East and elsewhere could have a dampening effect on the rate of growth and financial strength of the shipping industry, as well as on the rate of growth of world trade. Any of these factors could contribute to a slowing of growth in the container leasing industry.

Lease rates for chassis were stable through most of 2006 although they have recently weakened somewhat due to seasonal issues and lower demand due to the unusually large acquisitions of chassis by shipping lines in late 2006. We expect current market conditions to continue into the second quarter of 2007 when the season shifts and chassis requirements typically increase. We expect a continued emphasis on chassis pools in 2007. This will consist of a mixture of neutral pool chassis requirements, and long-term lease chassis that will be contributed to cooperative pools by chassis lessees. This trend is a reflection of the increased volume of cargo movement in and out of railroad terminals, causing the railroads to reconfigure the patterns of container and chassis activity in the terminals. In a growing number of locations, facilities are requiring empty containers to be moved off of the terminal, a process that requires additional chassis to service the additional container movements. Marine ports are experiencing similar congestion, and are beginning to take comparable measures, including the use of cooperative chassis pools to ease this congestion. Chassis pool utilization and customer rates continue to increase based on sales efforts and better logistical control of inventory and inventory rebalancing between pool locations. These factors are leading to strengthened chassis pool financial returns.

We have usually funded a significant portion of the purchase price for new containers and chassis through secured borrowings from financial institutions under various credit facilities. However, from time to time we have funded new equipment acquisitions through the use of working capital and may finance this equipment through debt facilities at a later date. As indicated earlier in this document, we received a commitment of $1.8 billion for secured financing during December 2006. As of December 31, 2006, a total of $1.9 billion of financing commitments was available to us for future use. We continue to meet with other potential lenders with regard to additional financings to support business growth.

Historically, we have acquired, and we may continue in the future to acquire, equipment portfolios from time to time when presented with attractive opportunities to expand our fleet. At the same time, we regularly consider opportunities to sell assets or businesses on favorable terms. For example, our March 2006 Container Sale of a substantial majority of our operating lease container fleet to an investor group enabled us to realize a significant gain on sale, substantially reduce our secured debt, improve our capital structure and reduce our future borrowing costs, while at the same time ensuring that we would continue to collect management fee revenue from this equipment portfolio as we will be performing ongoing management services on behalf of the investor group. We intend to continue to review both acquisition and disposition opportunities whenever prices and market conditions are favorable.

Dividend Increase

During September 2006, we announced that our Board of Directors established a new dividend policy for the Company for 2007. We plan to pay a quarterly dividend of $0.25 per share in each quarter of 2007, representing an annual dividend rate of $1.00 per share, an increase of $0.68 per share from the current 2006 annual dividend rate of $0.32 per share. The increased dividend rate began with the January 2007 dividend payment.

Cash Flow

2006 versus 2005

Net cash provided by operating activities amounted to $98.7 million for the year ended December 31, 2006 as compared to $150.0 million for the previous year, a reduction of $51.3 million. While net income for the year ended December 31, 2006 was $46.1 million higher than net income for the previous year, the change in cash provided by these activities was affected by the following:

•	Net income for the year ended December 31, 2006 included a gain associated with the sale of our 50% common equity interest in CAI on October 1, 2006 of $50.4 million ($24.4 million, net of tax).

•	Net income for the year ended December 31, 2006 included a gain associated with the March 2006 Container Sale of $60.8 million ($59.3 million, net of tax).

•	Net income for the year ended December 31, 2006 was positively impacted by a reduction in depreciation for leasing equipment of $22.6 million ($22.0 million, net of tax) resulting from the March 2006 Container Sale.

•	2006 net income included a non-cash expense of $5.2 million related to the adjustment of the estimated fair value of warrants issued by us in the third quarter of 2004 as compared to non-cash income of $18.5 million reported in 2005 net income.

•	2006 net income included a non-cash impairment expense of $10.9 million ($9.3 million, net of tax), largely related to the conversion of operating leases with a specific customer to direct financing leases which resulted in the extension of the term of the leases and provided the customer with a bargain purchase option for the equipment. This compares to an impairment expense of $4.0 million ($2.6 million, net of tax) reported in 2005 net income.

Excluding the items noted above, net cash provided by these activities decreased $29.3 million for the year ended December 31, 2006 as compared to the prior year. The remaining change in cash provided by operating activities resulted primarily from the following:

•	an increase in cash used to pay income taxes ($18.2 million) during the year ended December 31, 2006 primarily due to the December 2005 repatriation of cash from our Barbados subsidiary, Interpool Limited.

The remainder of the change in net cash provided by operating activities (a decrease of $3.8 million) was primarily due to changes in other operating assets and liabilities in the ordinary course of business.

Net cash provided by investing activities amounted to $306.1 million for the year ended December 31, 2006 as compared to $243.3 million of net cash used for investing activities for the prior year. The change of $549.4 million was primarily due to the following:

•	an increase in the proceeds from disposition of leasing equipment ($466.1 million) which is primarily associated with the March 2006 Container Sale,

•	a decrease in acquisition of leasing equipment ($92.7 million), and

•	proceeds received during 2006 from the sale of our 50% common equity interest in CAI ($40.0 million), partially offset by

•	an increase in the investment in direct financing leases ($40.1 million), and

•	proceeds received during 2005 from the sale of an equity investment ($15.0 million).

Net cash used for financing activities amounted to $442.5 million for the year ended December 31, 2006 as compared to $211.2 million of net cash provided by financing activities for the prior year. The increase of $653.7 million in net cash used for financing activities was primarily due to the following:

•	a decrease in proceeds from the issuance of debt ($653.3 million) and borrowings under revolving credit lines ($72.6 million),

•	an increase in the payments for long-term debt and capital lease obligations during 2006 ($12.4 million) and proceeds received during 2005 ($6.6 million) in connection with the issuance of common stock due to the exercise of stock options by Mr. Raoul Witteveen, our former President, without similar cash proceeds for stock option exercises received during 2006. These changes were partially offset by

•	a decrease in repayment under revolving credit lines ($67.5 million), and

•	a decrease in dividends paid ($23.6 million).

We received significant proceeds from the issuance of debt in conjunction with the repatriation of funds in December 2005. In addition, the borrowings and repayments under revolving credits lines primarily reflect the activities of CAI. We sold our 50% common equity interest in CAI on October 1, 2006.

2005 versus 2004

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

Excluding the items noted above, net cash provided by these activities decreased $1.4 million for the year ended December 31, 2005 as compared to the prior year. The remaining change in cash provided by operating activities resulted primarily from the following:

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

Net cash provided by financing activities amounted to $211.2 million in 2005 as compared to $16.4 million in 2004. The change was primarily due to the following:

•	an increase in the proceeds from the issuance of debt ($252.0 million),

•	an increase in the borrowings under revolving credit lines ($167.0 million),

•	a decrease in repayment under revolving credit lines ($62.5 million), partially offset by

•	an increase in repayment of long-term debt and capital lease obligation ($265.2 million) and

•	an increase in dividends paid ($28.1 million).

The following table sets forth certain historical cash flow information for the three years ended December 31, 2006.

                                                                           -----------------------------------
                                                                                 Year Ended December 31
                                                                           -----------------------------------
                                                                             2006        2005        2004
                                                                           ---------- ---------- -------------
                                                                                 (Dollars in millions)
Net cash provided by operating activities                                     $98.7     $150.0      $160.3
Proceeds from disposition of leasing equipment                                612.0      145.9       153.1
Acquisition of leasing equipment                                             (340.5)    (433.2)     (206.6)
Investment in direct financing leases                                        (100.9)     (60.9)      (43.7)
Net collections on direct financing leases                                     95.5       89.9        88.9
Net (payments) proceeds of long-term debt and capital lease obligations      (439.0)     226.8       240.0
Net borrowings (repayment) under revolving credit lines                         8.9       14.0      (215.5)

Contractual Obligations and Commercial Commitments

We and our subsidiaries are parties to various operating and capital leases and are obligated to make payments related to our long-term borrowings. See Notes 3 and 8 to the Consolidated Financial Statements. We are also obligated under various commercial commitments, including obligations to our equipment manufacturers.

The following tables summarize our contractual obligations and commercial commitments at December 31, 2006.

                                                                                   Amounts Due by Period
                                                                                   (Dollars in millions)
                                                                 -----------------------------------------------------------------
                                                                  Less than                                           More than
          Contractual Obligations                  Total           1 year           1-3 years         4-5 years         5 years
------------------------------------------------ ----------- ----------------- ------------------- ----------------- -------------
Long-Term Debt                                    $614.6      $     194.8        $     63.8       $     25.9       $    330.1
Capital Lease Obligations                          848.9             68.0             167.7            114.5            498.7
Interest on Long-Term
   Debt and Capital Lease
   Obligations                                     605.0             86.4             139.7            117.7            261.2
Operating Leases                                    19.1              7.2               9.3              2.6              ---
Unconditional Purchase Obligations                  47.8             47.8               ---              ---              ---
Commitment Fee Payable                               2.0              2.0               ---              ---              ---
Employment Agreements                               10.4              3.0               3.4              2.6              1.4
Separation Agreements                                0.6              0.6               ---              ---              ---
                                                      --               --               ---              ---              ---
Total Contractual Cash Obligations              $2,148.4           $409.8            $383.9           $263.3         $1,091.4
                                                =========          ======            ======           ======         ========

                                                                   Amount of Commitment Expiration Per Period
                                                           -----------------------------------------------------------------
                                                Total
                                               Amounts      Less than
      Other Commercial Commitments            Committed       1 year           1-3 years         4-5 years      Over 5 years
-------------------------------------------- ----------- ----------------- ----------------- ----------------- -------------
Guarantees                                      16.8             1.5              6.5               3.8              5.0

Debt and Capital Lease Obligations:

The following table summarizes our debt and capital lease obligations as of December 31, 2006 and 2005:

                                                                                            (Dollars in Millions)
                                                                                  December 31,                 December 31,
Total Debt and Capital Lease Obligations                                              2006                         2005
----------------------------------------                                       -------------------------- -------------------------

Chassis Securitization Facility, interest at 5.34% and
  5.94% at December 31, 2006 and 2005, respectively
      Capital lease obligation                                                       $378.5                       $388.4
      Debt obligation                                                                   ---                         24.1
      Warehouse facility                                                                ---                          8.4
2005 DVB Facility - Secured container equipment financing facility, interest at 6.37% and 6.55% at December 31, 2006 and 2005,
  respectively, maturing December 2010                                                151.0                        250.7

Revolving credit facility for chassis,  interest at 6.35% and 5.64% at
  December 31, 2006 and 2005, respectively, revolving period ending
  September 9, 2010                                                                    15.0                         15.0
Notes and loans repayable with various rates ranging from 5.75% to 7.50%
  and maturities from 2007 to 2010                                                     11.5                         22.0
Capital lease obligations payable in varying amounts through 2017                     470.4                        284.9
Revolving credit facility, CAI, interest at 5.97% at December 31, 2005                  ---                         64.0
2005 Fortis Facility - Secured container equipment financing facility,
  interest at 6.41% at December 31, 2005                                                ---                        463.2
6.00% Notes due 2014 (unsecured) net of unamortized discount of $28.8
  and $31.3 at December 31, 2006 and 2005, respectively                               201.2                        198.7
7.35% Notes due 2007 (unsecured)                                                       89.9                         94.2
7.20% Notes due 2007 (unsecured)                                                       33.8                         37.9
9.25% Convertible redeemable subordinated debentures, mandatory
  redemption 2022 (unsecured)                                                          37.2                         37.2
9.875% Preferred capital securities due 2027 (unsecured)                               75.0                         75.0
                                                                                       ----                        -----
Total Debt and Capital Lease Obligations                                            1,463.5                      1,963.7
                                                                                    -------                      -------
Less Current Maturities                                                               262.8                        229.1
Total Non-Current Debt and Capital Lease Obligations                               $1,200.7                     $1,734.6
                                                                                   ========                     ========

Our debt consists of notes, loans and capital lease obligations with installments payable in varying amounts through 2027, with a weighted average interest rate of 6.7% and 6.8% in 2006 and 2005, respectively. The principal amount of debt and capital lease obligations payable under fixed rate contracts was $1,185.4 million. Remaining debt and capital lease obligations of $278.1 million were payable under floating rate arrangements, of which $250.6 million was effectively converted to fixed rate debt through the use of interest rate swap agreements. At December 31, 2006, most of our debt and capital lease obligations are secured by a substantial portion of our leasing equipment, direct financing leases and accounts receivable, except for $437.1 million of debt which is unsecured. For further information on the accounting treatment for interest rate swap contracts see Note 4 to the Consolidated Financial Statements.

New Financings in 2006: In 2006 we entered into capital lease obligations totaling $226.0 million with U.S. financial institutions, with fixed interest rates ranging from 4.95% to 6.11% and maturities from March 2014 to January 2017. On all of these capital lease obligations we have bargain fixed purchase options that we expect to exercise at the time of maturity. At December 31, 2006, $223.4 million remained outstanding on these capital lease transactions.

During February 2006, we entered into a capital lease obligation transaction with a U.S. financial institution for $23.8 million, with a fixed interest rate of 6.11%, which continues until March 2014. We have a bargain fixed purchase option at that time that we expect to exercise. At December 31, 2006, $22.6 million of this capital lease obligation remained outstanding.

During August and September 2006, we entered into two capital lease obligation transactions with U.S. financial institutions. The first was for $44.5 million, with a fixed interest rate of 5.43%, which continues until September 2016. We have a fixed price purchase option at that time we expect to exercise. At December 31, 2006, $44.0 million of this capital lease obligation remained outstanding. The second was for $24.5 million, with a fixed interest rate of 5.12%, which continues until September 2016. We have a fixed price purchase option at that time that we expect to exercise. At December 31, 2006, $24.2 million of this capital lease obligation remained outstanding.

During October and November 2006, we entered into two capital lease obligation transactions with U.S. financial institutions. The first was for $24.8 million, with a fixed interest rate of 5.16%, which continues until October 2016. We have a fixed price purchase option at that time that we expect to exercise. At December 31, 2006, $24.6 million of this capital lease obligation remained outstanding. The second was for $23.4 million, with a fixed interest rate of 5.51% for $17.0 million and 5.46% for $6.4 million, which continues until November 2014. We have a fixed price purchase option at that time that we expect to exercise. At December 31, 2006, $23.0 million of this capital lease obligation remained outstanding.

During December 2006, we entered into three capital lease obligation transactions with U.S. financial institutions. The first was for $30.0 million, with a fixed interest rate of 5.00%, which continues until January 2017. We have a fixed price purchase option at that time that we expect to exercise. The second was for $15.0 million, with a fixed interest rate of 5.00% which continues until January 2017. We have a fixed price purchase option at that time that we expect to exercise. The third was for $40.0 million, with a fixed interest rate of 4.95% which continues until December 2016. We have a fixed price purchase option at that time that we expect to exercise. All three amounts remained outstanding at December 31, 2006.

The following is a description of the significant components of our indebtedness as of December 31, 2006:

Chassis Securitization Facility: Our current chassis securitization facility was established in September 2002. This facility was initially limited to $541.0 million and was increased in May 2003 to provide for a $200.0 million revolving warehouse facility within the chassis securitization facility. In July 2003 and October 2003, we agreed, among other things, to suspend our ability to incur additional funding under this warehouse facility until such time as the loan and guarantee parties have each agreed in their sole discretion to reinstate their funding commitments. This warehouse facility remained suspended throughout 2004. In early 2005, we elected not to renew the warehouse facility. As a result of this decision, the warehouse facility was not extended beyond its scheduled expiration date of March 31, 2005. Accordingly, under the terms of the securitization facility, beginning April 1, 2005, all cash flow from the securitization that would normally have been received by us after the requirements of the securitization financing are satisfied was used to pay down the warehouse facility until it was paid in full. In addition, based on the terms of the securitization financing, the interest rate on the warehouse facility was increased by 100 basis points as of March 31, 2005. The remaining warehouse facility debt was paid in March 2006. The total amount outstanding under our chassis securitization facility at December 31, 2006 was $378.5 million.

2005 DVB Facility: The 2005 DVB Facility was established pursuant to a Credit Agreement dated as of December 21, 2005 among Interpool, Inc., ICL, DVB (the agent lender) and certain other lenders. The facility consists of A notes ($219.7 million funded) and B notes ($31.0 million funded), and is secured by shipping containers owned by our subsidiary, ICL, which are leased to customers under direct financing lease arrangements, and by the related lease receivables and other receivables of ICL. A total of $250.7 million was borrowed under the 2005 DVB Facility on December 21, 2005 and remained outstanding at December 31, 2005. At December 31, 2006 only the A notes remained outstanding at a total of $151.0 million.

The interest rate for the A notes under the 2005 DVB Facility is fixed at 6.365%. The A notes amortize over a five year term. The interest rate for the B notes was LIBOR plus 350 basis points. The 2005 DVB Facility also includes covenants related to a minimum level of tangible net worth, a minimum fixed charge coverage ratio, and a maximum funded debt to tangible net worth ratio, as well as other customary restrictive covenants.

Revolving Credit Facility for Chassis: During September 2005, we completed a secured revolving credit facility for $122.5 million with an agent bank and other lenders for the financing of chassis equipment. The term of this facility is five years. The interest rate was set at LIBOR plus 1.375% until January 1, 2006, after which the rate was determined by a pricing grid related to a defined funded debt to tangible net worth ratio (as defined in the Credit Agreement) with interest rates ranging from LIBOR plus 1.00% to LIBOR plus 1.625%. The interest rate currently is set at LIBOR plus 1.00%, which totaled 6.35% at December 31, 2006. The Credit Agreement for this facility also includes covenants related to a minimum level of tangible net worth, a minimum fixed charge coverage ratio, and a maximum funded debt to tangible net worth ratio, as well as other customary restrictive covenants. As of December 31, 2006, $15.0 million was outstanding under this facility.

6% Notes and Warrants:On September 14, 2004, we entered into a Securities Purchase Agreement pursuant to which we sold $150.0 million total principal amount of a new series of 6.0% Notes due 2014 (the “6% Notes”) in a private transaction with four investors. In connection with the sale of the 6% Notes, we also issued to the investors two series of warrants that were originally exercisable for a total of 8,333,333 shares of its common stock at an initial exercise price of $18.00 per share (the “Warrants”). The exercise price of the Warrants is subject to customary anti-dilution adjustments as set forth in the Warrants. As of December 31, 2006, as a result of anti-dilution adjustments, the Warrants were exercisable for a total of 8,916,666 shares at an exercise price of $16.84143 per share.

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

The Warrants expire on September 1, 2014, although we have the right under certain conditions to require that they be exercised at any time if our common stock trades at $30.00 per share or more for five consecutive trading days, provided that the shares being issued upon exercise are registered shares.

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

EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock (“EITF 00-19”) requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or liability must be carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. As of December 31, 2004 and 2005, we classified these Warrants as a liability, as noted above, because the requirements of EITF 00-19 for classification of the Warrants as equity had not been met. During the period the Warrants were classified as a liability, changes in fair value were reported as fair value adjustment for Warrants in the Consolidated Statement of Income. Due primarily to the increase in the market value of our common stock during the last quarter of 2004, the fair market value of the Warrants increased from $22.5 million at September 30, 2004 to $71.7 million at December 31, 2004. As a result, during the three months ended December 31, 2004, we recorded a non-cash expense of $49.2 million (for which no tax benefit was derived) which was reflected as fair value adjustment for warrants on the accompanying Consolidated Statements of Income. Due to changes to items which affect the calculation of the fair value of the Warrants, primarily the change in the market value of our common stock during the year of 2005, the estimated fair market value of these Warrants decreased from $71.7 million at December 31, 2004 to $53.2 million at December 31, 2005. As a result, during the year ended December 31, 2005, we recorded non-cash income of $18.5 million (for which no tax expense was derived) which has been reflected as fair value adjustment for warrants on the accompanying Consolidated Statements of Income. On February 21, 2006, the registration statement for the Warrants was declared effective by the SEC, satisfying the final condition required under EITF 00-19 for classification of the Warrants as equity (as opposed to liabilities) on our Consolidated Balance Sheets. A final valuation of the Warrants as of February 21, 2006 was obtained from an independent third party. The fair value was determined to be $58.4 million as compared with a fair value of $53.2 million as of December 31, 2005. The increase in value of $5.2 million (for which no tax benefit was derived) was primarily related to an increase in the market price of our common stock during 2006, and is reflected in the Consolidated Statements of Income for the year ended December 31, 2006. We review the classification of the Warrants each quarter. As of December 31, 2006, our outstanding Warrants are classified as equity in accordance with EITF 00-19.

On November 29, 2004, we sold $80.0 million total principal amount of additional 6% Notes (the “November 2004 6% Notes”) due 2014 to eight investors under the same Indenture used for the $150.0 million unsecured financing completed during September 2004. The terms of the November 2004 6% Notes are identical to those of the 6% Notes sold during September 2004 (as described previously in this document) with the following exceptions: (1) there were no warrants associated with the November 2004 6% Notes and (2) the original issue discount on the November 2004 6% Notes was approximately 14.7% versus 15.0% for the September 2004 6% Notes. The November 2004 6% Notes were sold at a discount which provided net proceeds totaling $68.1 million. The net proceeds have been used for general corporate purposes, including, but not limited to, the purchase of equipment, retirement of debt, acquisitions, and/or working capital.

During 2005 and the first quarter of 2006, we, the holders of a majority in principal amount of the 6% Notes and holders of a majority of the Warrants, and the warrant agent for the holders of the Warrants, entered into a series of amendments to certain agreements relating to the outstanding 6% Notes and Warrants. These amendments extended the dates by which we were required to take certain actions with respect to the 6% Notes and Warrants. Specifically, the amendments (i) extended from April 30, 2005 to June 30, 2005 the date by which we were required to seek stockholder approval for the purpose of ratifying the issuance of the Series B Warrants, (ii) extended from May 1, 2005 to August 1, 2005 the date by which we were required to file a registration statement with the SEC with respect to the Warrants, (iii) extended from May 1, 2005 to August 1, 2005 the date by which the we were required to file a registration statement with the SEC with respect to the 6% Notes, and (iv) extended from October 1, 2005 to April l, 2006 the date on which liquidated damages were to become payable with respect to the 6% Notes and/or the Warrants if they had not been registered with the SEC.

In addition, during 2005, we and the Indenture Trustee for the 6% Notes (the “Indenture Trustee”), with the consent of the holders of a majority in principal amount of the outstanding 6% Notes, entered into several Supplemental Indentures amending the terms of the Indenture governing the 6% Notes. Pursuant to a Supplemental Indenture dated as of June 29, 2005, the Indenture was amended to provide that all determinations of our consolidated net income, for purpose of the restricted payments provisions in Section 4.7 of the Indenture, shall be based upon our adjusted consolidated net income, after excluding the effect on net income of any gain or loss attributable to any valuation adjustment relating to the Warrants. Pursuant to a Supplemental Indenture dated as of December 16, 2005, Section 4.8 of the Indenture, which generally prohibits the existence of contractual restrictions on the ability of our subsidiaries to pay dividends or distributions to the parent company, Interpool Inc., was amended. The December 16, 2005 Supplemental Indenture added a new exception to Section 4.8(b) so as to permit our subsidiaries to agree to those restrictions that are contained in the 2005 Fortis Facility and in the 2005 DVB Facility on the ability of Interpool Limited and ICL to pay dividends and distributions to Interpool, Inc., as described above. Finally, pursuant to a Supplemental Indenture dated as of December 19, 2005, Section 4.7 of the Indenture, which limits the amount of cash dividends, distributions and other restricted payments that may be made by the parent company Interpool, Inc. to our stockholders, was amended. The December 19, 2005 Supplemental Indenture modified clause (9) of Section 4.7(b) to provide that, in addition to the other specified exceptions, dividends and distributions may be paid in the aggregate amount of $13.0 million (an increase from the $7.0 million permitted under the original Indenture) from and after the date of the Indenture.

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

On January 30, 2006, we, the holders of a majority in principal amount of the Notes and the holders of a majority of the Warrants entered into amendments which had the effect of extending from February 1, 2006 to April 1, 2006 the date on which liquidated damages would have become payable with respect to the Notes and/or the Warrants if they had not been registered with the SEC. As a result of these amendments, we were obligated to use commercially reasonable efforts to have these registration statements declared effective by the SEC by March 6, 2006. On February 21, 2006, the registration statement for the Warrants was declared effective by the SEC. The registration statement for the 6% Notes was declared effective on February 27, 2006.

As of December 31, 2006, a total of $201.2 million ($230.0 million principal less $28.8 million unamortized discount) of the 6% Notes issued during September and November 2004 was outstanding.

During February 2007, our Board of Directors authorized a cash payment of $1.7 million to the holders of our common stock purchase Warrants. This payment was made during the first quarter of 2007 in lieu of a dilution adjustment that would have adjusted the exercise price for the Warrants as well as the number of common shares into which the Warrants may have been converted. The dilution adjustment takes place when we make quarterly dividend payments that exceed $0.0625 per share (the quarterly dividend payment made during January 2007 was $0.25 per share). As of March 1, 2007, the exercise price for the Warrants is $16.84143 per common share and they may be converted into 8,916,666 common shares, reflecting past dilution adjustments. The cash payment will not affect our reported net income, but it will be recorded as a reduction of stockholders’ equity and will reduce earnings per common share. At a meeting on March 1, 2007, our Board of Directors authorized a second cash payment of $1.7 million in lieu of a dilution adjustment to the holders of our common stock purchase Warrants to be made in conjunction with our regular quarterly dividend payment in April 2007. We will make a determination each future quarter as to whether a similar payment will be made in lieu of any required dilution adjustment.

7.35% and 7.20% Notes: In July and August of 1997, we issued $225.0 million of ten year notes, comprised of $150.0 million of 7.35% Notes due 2007 and $75.0 million of 7.20% Notes due 2007. The net proceeds from these offerings were used to repay secured indebtedness, to purchase equipment and for other investments. During 2006, we retired $4.3 million of the 7.35% Notes and $4.1 million of the 7.20% Notes and recognized pre-tax costs related to this retirement of $0.1 million which have been reflected within loss on retirement of debt on the accompanying Consolidated Statements of Income. As of December 31, 2006, $89.9 million and $33.8 million principal amount of the 7.35% and 7.20% Notes, respectively, remained outstanding.

9.25% Convertible Redeemable Subordinated Debentures: In December 2002, we issued $32.1 million of 9.25% Convertible Redeemable Subordinated Debentures, and subsequently issued an additional $5.1 million of such debentures in January and February 2003, resulting in a total of $37.2 million of debentures issued and outstanding at December 31, 2005. The debentures bear interest at an annual rate of 9.25%. They have a mandatory redemption feature upon the earlier of the occurrence of a change of control or on December 27, 2022. They have an optional redemption feature after the third anniversary at a price of 100% of outstanding principal plus accrued interest. They have a special redemption feature between December 27, 2006 and December 27, 2007, during which period we may redeem the debentures by issuing common stock at $25.50 per debenture plus accrued interest if the average closing price of our common stock for five consecutive trading days equals or exceeds $25.50 per share. Lastly, at any time, a holder of the debentures may convert the debentures into our common stock at a per share conversion price of $25.00. As of December 31, 2006, $37.2 million of the 9.25% Convertible Redeemable Subordinated Debentures remained outstanding.

9.875% Preferred Capital Securities: On January 27, 1997, Interpool Capital Trust, a Delaware business trust and special purpose entity (the “Trust”), issued to outside investors 75,000 shares of 9.875% Capital Securities with an aggregate liquidation preference of $75.0 million (the “Capital Securities”) for proceeds of $75.0 million. Interpool, Inc. owns all the common securities of the Trust. The proceeds received by the Trust from the sale of the Capital Securities were used by the Trust to acquire $75.0 million of our 9.875% Junior Subordinated Deferrable Interest Debentures due February 15, 2027 (the “Debentures”). The sole asset of the Trust is $77.3 million aggregate principal amount of the Debentures. The Capital Securities represent preferred beneficial interests in the Trust’s assets. Distributions on the Capital Securities are cumulative and payable at the annual rate of 9.875% of the liquidation amount, semi-annually in arrears, and commenced February 15, 1997. We have the option to defer payment of distributions for an extension period of up to five years if we are in compliance with the terms of the Capital Securities. Interest at 9.875% will accrue on such deferred distributions throughout the extension period. The Capital Securities will be subject to mandatory redemption upon repayment of the Debentures to the Trust. The redemption price decreases from 104.9375% of the liquidation preference in 2007 to 100% in 2017 and thereafter. Our obligations under the Debentures, under the Indenture pursuant to which the Debentures were issued, under certain guarantees and under certain back-up obligations, in the aggregate constitute a full and unconditional guarantee by Interpool, Inc. of the obligations of the Trust under the Capital Securities. As of December 31, 2006, $75.0 million of the 9.875% Capital Securities remained outstanding.

Debt Repayment: On March 29, 2006, in connection with the March 2006 Container Sale, we repaid the remaining outstanding debt balance of $433.9 million associated with the 2005 Fortis Facility and terminated the facility, which included eliminating the commitment for future financing under the facility. Additionally, we accelerated a principal payment of $28.5 million associated with the 2005 DVB Facility. In connection with these and other debt repayments, we wrote off $8.4 million in deferred financing fees which are included in loss on retirement of debt on the Consolidated Statements of Income.

Completion of Exchange Offer: During April 2006, we announced the successful completion of an exchange offer for all of our outstanding 6% Notes. Pursuant to the exchange offer, the entire $230.0 million principal amount of 6% Notes (the “6% Private Senior Notes”) was tendered prior to the expiration of the exchange offer and exchanged for the same principal amount of our new 6% Notes due 2014 (the “6% Exchange Senior Notes”), which have been registered under the Securities Act. The 6% Private Senior Notes were originally issued and sold in 2004, in transactions exempt from registration under the Securities Act. The 6% Exchange Senior Notes issued in the exchange offer have identical terms and conditions as the unregistered 6% Private Senior Notes, except that the 6% Exchange Senior Notes are not subject to the restrictions on resale or transfer that applied to the unregistered 6% Private Senior Notes.

Financing Commitments Available: On December 29, 2006, we received a commitment letter from Fortis Capital Corp. providing for a $1.8 billion secured financing facility for the purpose of refinancing our existing secured indebtedness, funding future capital expenditures and working capital, and for any other purpose as determined by us. This commitment, among other things, would be available to provide financing for a potential acquisition of our common stock, which could include an acquisition of the type contemplated by Mr. Tuchman’s proposal letter of January 16, 2007. (For further information regarding this proposal letter see Note 18 to the Consolidated Financial Statements.) The financing commitment is subject to documentation and to various other customary terms and conditions. In connection with this financing commitment letter, we agreed to pay Fortis Capital Corp. a facility fee totaling $5.0 million, of which the first installment of $2.0 million was paid on January 3, 2007, with the $3.0 million balance due solely upon closing of the facility. Of our initial $2.0 million payment, $0.5 million is refundable in the event we elect to terminate the commitment letter and not proceed with the facility or in the event Fortis Capital Corp. terminates the commitment due to our failure to satisfy any of the applicable closing conditions. In the event of any termination of the commitment, we will be responsible for expenses, including legal fees, incurred by Fortis Capital Corp. after issuance of the commitment letter in connection with the proposed facility through the date of termination.

In addition, as of December 31, 2006, a total commitment of $107.5 million was available under the chassis facility we established in September 2005.

Covenants: At December 31, 2006, under our 2005 DVB Facility and the chassis revolving credit facility established during September 2005, and most of our other debt instruments, we are required to maintain covenants (as defined in each agreement) for tangible net worth (the most stringent of which required us to maintain tangible net worth of at least $300.0 million), a fixed charge coverage ratio of at least 1.5 to 1 and a funded debt to tangible net worth ratio of not more than 4.0 to 1. For the most restrictive covenants, tangible net worth includes stockholders’ equity plus any “warrant liability”, our 9.875% preferred capital securities and our 9.25% convertible redeemable subordinated debentures and any future subordinated debt, and is reduced by goodwill and adjusted to eliminate the impact of adjustments associated with derivative instruments; funded debt excludes the portion of debt and capital lease obligations due within one year, our 9.875% preferred capital securities and our 9.25% convertible redeemable subordinated debentures, and any future subordinated debt; fixed charges include interest expense, excluding that related to our 9.875% preferred capital securities and our 9.25% convertible redeemable subordinated debentures and any future subordinated debt, and lease rentals; earnings available for fixed charges include income before depreciation and income taxes, excluding the impact of any non-cash fair value adjustments for warrants, plus fixed charges, plus interest expense associated with our 9.875% preferred capital securities and our 9.25% convertible redeemable subordinated debentures and any future subordinated debt. As of December 31, 2006, we were in compliance with all covenants.

A servicing agreement to which we are a party requires that we maintain a tangible net worth (including its 9.875% preferred capital securities due 2027) of at least $375.0 million plus 50% of any positive net income reported from October 1, 2004 forward.

At December 31, 2006, under a restriction in our 6% Note Indenture, approximately $50.8 million of retained earnings were available for dividends.

Insurance Claims

During 2006, we received payments of approximately $3.3 million from our insurance carriers with regard to a claim of approximately $4.2 million we had filed under our default insurance policies for equipment owned by us. The claim relates to the default of a significant customer based in Puerto Rico that occurred when the customer filed for Chapter 11 bankruptcy protection in March 2001 (which was converted to Chapter 7 in mid-2002). The insurance policies in effect at that time provided coverage against such a default for up to one hundred eighty days of per diem lease charges after the default date, the value of any un-recovered equipment and damage and recovery costs for recovered equipment. When the insurers failed to pay our claim or any part of it after their adjuster completed reviewing it, we commenced a lawsuit in the Superior Court of the State of California in April 2006 against these insurers and an underwriting agent, for recovery of the entire amount of our claim and other damages. The insurers paid us $1.8 million in July 2006 following commencement of the lawsuit, being that portion of our claim their adjuster had recommended they pay, and eventually paid us an additional $1.5 million in December 2006 pursuant to a settlement agreement we reached with them, in full and final settlement of our claim. We had previously reserved for all of our outstanding receivables due from this customer and the deductible related to the insurance claim. A portion of the proceeds from the insurance claim have been used to offset the expense resulting from the write off of un-recovered equipment and the balance of the proceeds have been recorded in gain on insurance settlement amounting to $2.9 million ($1.9 million after tax) in the Consolidated Statement of Income for the year ended December 31, 2006.

In connection with an insurance claim related to the default of a South Korean customer and a subsequent lawsuit filed by the insurance carriers against us, on June 17, 2004 we signed an agreement settling the lawsuit and our claims under the policy related to equipment owned by us. Under the terms of the settlement agreement, the insurance carriers paid us a total of $26.4 million during 2004. In addition, we received the right to retain any of the equipment we had recovered since the date of the claim. We recognized a pre-tax gain of $6.3 million related to the $26.4 million settlement, which is recorded in gain on insurance settlement on the Consolidated Statements of Income during the year ended December 31, 2004.

Gain on Sale of Equity Investment

In September 2005, we received cash proceeds of approximately $15.0 million from the sale of a non-transportation company in which we held a minority equity position since 1997. We accounted for this investment using the equity method of accounting. The carrying value of our initial investment of $11.3 million had been reduced to $2.0 million through the recording of equity losses and through the recognition of impairment losses on this investment. No tax benefits related to these losses had been recorded since the realization of these benefits was not assured. The sale of our investment resulted in a pre-tax gain of $13.0 million ($11.5 million after tax) and has been reflected as gain on the sale of equity investment in the accompanying Consolidated Statements of Income. Additional funds that may become due to us (subject to indemnity provisions and any contractual post-closing adjustments) totaling approximately $1.4 million (which are included in other receivables in the accompanying Consolidated Balance Sheets) are being held in escrow by the buyers for a period of up to 18 months from the initial closing in September 2005.

Chassis Holdings I, LLC

For many years, The Ivy Group, a New Jersey general partnership composed directly or indirectly of certain of our current and former directors and executive officers, together with certain of its principals, leased chassis to our wholly-owned subsidiary Trac Lease, Inc. (“Trac Lease”) for use in Trac Lease’s business. As of January 1, 2001, Trac Lease leased a total of 6,047 chassis from The Ivy Group and its principals for an aggregate annual lease payment of approximately $2.6 million. On July 1, 2001, we restructured our relationship with The Ivy Group and its principals to provide us with managerial control over the 6,047 chassis previously leased by Trac Lease from The Ivy Group and its principals. As a result of the restructuring, the partners of The Ivy Group contributed these 6,047 chassis and certain other assets and liabilities to a newly formed subsidiary, Chassis Holdings I, LLC (“Chassis Holdings”), in exchange for $26.0 million face value of preferred membership units and 10% of the common membership units, and Trac Lease contributed 902 chassis and two thousand dollars in cash to Chassis Holdings in exchange for $3.0 million face value of preferred membership units and 90% of the common membership units. The preferred membership units are entitled to receive a preferred return prior to the receipt of any distributions by the holders of the common membership units. The value of the contributed chassis was determined by taking the arithmetic average of the results of independent appraisals performed by three nationally recognized appraisal firms in connection with our establishment of a chassis securitization facility in July 2000. As the managing member of Chassis Holdings, Trac Lease exercises sole managerial control over the entity’s operations. Chassis Holdings leases all of its chassis to Trac Lease at a rental rate equal to the then current Trac Lease fleet average per diem. Chassis Holdings and the holders of the preferred membership units are party to a Put/Call Agreement providing that the holders of preferred units may put such units to Chassis Holdings under certain circumstances and Chassis Holdings has the right to redeem such units under certain circumstances. Chassis Holdings will be required to make certain option payments to the holders of the preferred membership units in order to preserve its right to redeem such units. Dividends paid on the common units and distributions on the preferred units totaling $3.1 million, $3.1 million and $3.1 million for the years ended December 31, 2006, 2005 and 2004, respectively, are included in minority interest expense, net in the accompanying Consolidated Statements of Income.

Share Repurchases Associated with Exercise of Stock Options

On November 13, 2006, Mr. Martin Tuchman, our Chairman and Chief Executive Officer, and Mr. Arthur Burns, our Executive Vice President and General Counsel, exercised stock options for 2,280,000 and 96,563 shares, respectively, under the terms of the 1993 Stock Option Plan. These options had an exercise price of $10.25 per share and the market value at the date they were exercised was $24.78 per share.

In order to exercise his options, Mr. Tuchman paid the aggregate exercise price of $23.4 million by returning 943,099 shares which he previously owned to us and had us withhold 619,653 shares from the shares being issued in connection with the exercise of the option in order to meet his minimum tax withholdings. Mr. Burns asked that both the aggregate exercise price of approximately $1.0 million and his minimum withholdings be satisfied by having 39,942 shares and 24,800 shares withheld by us from the shares being issued in connection with the options being exercised. All share amounts were valued at their fair market value based on the market price of the common stock at the date of exercise. Mr. Tuchman and Mr. Burns continue to own the shares that they acquired upon exercise of the stock options.

The 1,627,494 shares delivered to or withheld by us, which had a market value of $40.3 million, have been recorded as treasury shares on the accompanying Consolidated Balance Sheets. The exercise resulted in the issuance of 2,376,563 shares at a par value of $.001 and increased additional paid-in-capital by approximately $24.4 million. In addition, Mr. Burns’ exercise resulted in an additional tax benefit (amounting to $0.1 million), which has been recorded as additional paid-in capital.

In September 2005, Mr. Raoul Witteveen, our former President, advised us that he intended to exercise 500,000 stock options under the terms of the 1993 Stock Option Plan. These options had an exercise price of $10.25 per share and the market value at the date he exercised his options was $17.99 per share. In accordance with the terms of the 1993 Stock Option Plan, Mr. Witteveen paid the aggregate exercise price for these options by tendering to us a total of 284,880 shares of our common stock he then owned, which under the 1993 Stock Option Plan were valued at their total fair market value based on the market price of the common stock at the date of exercise. In addition, Mr. Witteveen reimbursed us in cash for the tax withholding related to the exercise.

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

The 420,811 shares withheld by us for the exercise price of the options and Mr. Serenbetz’s minimum taxes have been recorded as treasury shares, at their market value at the date of exercise on the accompanying Consolidated Balance Sheets. The exercise also resulted in the issuance of 668,438 shares at a par value of $0.001 and increased additional paid-in-capital by $6.9 million. In addition, since these options were granted to Mr. Serenbetz as compensation for services rendered, we are entitled to claim a tax deduction for non-employee compensation on our 2004 federal tax return. Since we did not recognize compensation expense on the grant or exercise of these options, the tax benefit (amounting to $3.1 million) has been recorded as additional paid-in-capital at the time these options were exercised.

Stock Options Exercised for Cash

On October 3, 2005, Mr. Raoul Witteveen, our former President, exercised his remaining 640,000 options under the terms of the 1993 Stock Option Plan. These options had an exercise price of $10.25 per share and the shares had a market value of $18.32 per share at the exercise date. In connection with the exercise, Mr. Witteveen remitted $6.6 million in cash to us for the exercise of the options and an additional sum to pay for his estimated tax withholding. The exercise resulted in the issuance of 640,000 shares at a par value of $0.001 and increased additional paid-in-capital of approximately $6.6 million. In addition, since these options were granted to Mr. Witteveen as compensation for services rendered, we were entitled to claim a tax deduction for non-employee compensation on our 2005 federal tax return. A tax benefit based on the difference between the market price of the stock as of the modification date and the exercise price was recorded in October 2003 at the time we recognized compensation expense relating to a modification of the options. The increase in the stock price from the modification date ($16.47 per share) to the exercise date ($18.32 per share) resulted in an additional tax benefit (amounting to $0.5 million), which has been recorded as additional paid in-capital during the fourth quarter of 2005.

United States Federal Income Tax

We are subject to federal and state income taxes as a Subchapter “C” corporation under the Internal Revenue Code. Interpool, Inc., Trac Lease and other United States subsidiaries file a consolidated United States federal income tax return. This consolidated group is liable for federal income taxes on its worldwide income.

Personal Holding Company Issues. The federal income tax laws have two requirements for classifying a company as a personal holding company. We and our subsidiaries currently satisfy the first requirement, the ownership of more than 50% of the value of Interpool, Inc.‘s stock by five or fewer individuals. The second requirement is that at least 60% of such corporation’s adjusted ordinary gross income constitutes personal holding company income, which depends upon the income mix for the year.

Based upon the operating results for 2006, we will not be considered a personal holding company for federal income tax purposes. If we or any of our subsidiaries were classified as a personal holding company, in addition to our regular federal income tax liability our undistributed personal holding company income (generally taxable income with certain adjustments, including a deduction for federal income taxes and dividends paid) would be subject to a personal holding company tax at the rate of 15%. Management anticipates that for the immediate future, our current level of dividends will be sufficient to avoid having any undistributed personal holding company income, and, thus, does not anticipate any personal holding company tax will be imposed. There can be no assurance, however, that we will not at some point in the future become liable for personal holding company tax. Furthermore, we may at some point in the future elect to increase the dividend rate on our common stock in order to avoid personal holding company tax.

We have incurred certain losses from leasing activities that are characterized for tax purposes as “Suspended Passive Activity Losses.” These losses can be carried forward indefinitely to offset income from future leasing activities. As of December 31, 2006, such suspended passive activity loss carryovers totaled approximately $245.2 million.

Interpool Limited and ICL. Under certain circumstances, we may be liable for United States federal income taxes on earnings of Interpool Limited, ICL and any other foreign subsidiaries of ours, whether or not such earnings are distributed to us. This would occur if Interpool Limited, ICL or any other foreign subsidiary of ours, realized “Subpart F income” as defined in the Code or if it were to have an increase in earnings invested in United States property.

Subpart F income includes foreign personal holding company income, such as dividends, interest and rents. Although a substantial portion of ICL’s income consists of rents from container leasing activities, we believe that such rents are not Subpart F income because they are derived from the active conduct of a trade or business and received from unrelated persons. However, Interpool Limited which had no container rental income in 2006 had received some dividend and interest income in past years, which was taxed as Subpart F income.

A parent company is also subject to taxation when a foreign subsidiary increases the amount of its earnings invested in United States property during any calendar year. We do not expect that Interpool Limited, ICL or any other foreign subsidiary of ours will invest any earnings in United States property.

Repatriation. In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was signed into law. The AJCA created a temporary incentive for U.S. multinationals, like us, to repatriate accumulated income earned outside the U.S. at an effective U.S. federal tax rate of approximately 5.25%. On December 27, 2005, pursuant to the AJCA, our wholly-owned Barbados subsidiary, Interpool Limited, made a distribution to us of approximately $305.0 million (the “Distribution”), as part of a plan approved by our Board of Directors to repatriate accumulated and current earnings and profits of Interpool Limited, which previously had been considered permanently reinvested outside the United States. During 2005, we recorded expenses related to the Distribution of $23.1 million which included a federal tax provision expense and current tax liability of $17.6 million due to the Distribution and state tax provision expense and current tax liability of $2.4 million due to Interpool Limited’s transfer of substantially all of its operating assets and liabilities to ICL.

United States/Barbados Income Tax Convention. The business of ICL is managed and controlled in Barbados. Under the income tax convention between the United States and Barbados, including any protocols and amendments (the “Tax Treaty”), any profits of ICL from leasing of containers used in international trade generally are taxable only in Barbados and not in the United States.

ICL is entitled to the benefits of the Tax Convention for each year by satisfying the two-pronged test to the “limitation of benefits” provision: (1) more than 50% of the shares of ICL is owned, directly or indirectly, by any combination of individual United States residents or citizens (the “51% U.S. ownership test”), and (2) its income is not used in substantial part, directly or indirectly, to meet liabilities to persons who are not residents or citizens of the United States (the “base erosion test”). We believe ICL passed both of these tests and was eligible for the benefits of the Tax Treaty through December 31, 2006. If ICL had ceased to be eligible for the benefits of the Tax Treaty, a substantial portion of its income would become subject to the 35% United States federal income tax and the 30% branch profits tax.

In addition to having to satisfy the 51% U.S. ownership and base erosion tests described above, ICL is only eligible for the Tax Treaty benefits with respect to its container rental and sales income if we are listed on a “recognized stock exchange” and our stock is “primarily” and “regularly” traded on such exchange.

During April 2004, our common stock was de-listed by the New York Stock Exchange. During this de-listing, our common stock was traded on the over-the-counter market under the symbol IPLI. In December 2004, after making all delinquent SEC filings, we applied for relisting on the New York Stock Exchange. On January 13, 2005 our common stock was re-listed on the New York Stock Exchange; a “recognized stock exchange” within the meaning of the Tax Treaty. We believe this listing and our trading volume during 2006 satisfied the “primarily” and “regularly” traded requirements of the Tax Treaty, and that ICL qualified under the Tax Treaty through December 31, 2006.

Barbados Tax Returns. As companies resident in Barbados, Interpool Limited and ICL are required to file tax returns in Barbados and pay any tax liability to Barbados. All such returns have been filed.

State and Local Taxes

Income Taxes. We and our subsidiary Trac Lease are liable for state and local income taxes on their income, and ICL is liable for state income taxes on its earnings attributable to operations in the United States, if any.

Sales Tax. To date, we and our subsidiaries Trac Lease, and ICL generally have not paid sales taxes on our long-term leasing revenues to the states in which they conduct business because management believes such revenues to be exempt from state sales taxes on several grounds, including a long-standing interpretation of the Commerce Clause of the United States Constitution that would prohibit the imposition of a tax on cargo containers and chassis used primarily for transportation of goods in interstate commerce or international trade. Under the terms of our equipment leases, in the event sales tax is imposed, we would generally be entitled to recover any such sales tax from our lessees. We do, however, collect and remit sales tax on their short-term chassis pool (intrastate) activity.

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

Software Capitalization — We account for the cost of internally developed software in accordance with the provisions of SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). SOP 98-1 outlines the various stages of internally generated system software and describes the portion of the costs which should be capitalized. Amortization of these costs is being recorded on a straight line basis over a five year period and begins as each defined phase of the system development is completed.

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

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), derivative instruments are included in the Consolidated Balance Sheet at their fair values in accounts payable and accrued expenses and changes in fair values are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in accumulated other comprehensive income/(loss) as a separate component of equity, and contractual cash flows, along with the related impact of the hedged items, continue to be recognized in earnings. Any ineffective portion of a hedge is reported in current earnings. Amounts accumulated in other comprehensive income/(loss) are reclassified to earnings in the same period that the hedged transaction impacts earnings.

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

Warrant Valuation — As of December 31, 2006, our outstanding Warrants are classified as equity in accordance with EITF 00-19. A registration statement for the Warrants was filed with the SEC and was declared effective on February 21, 2006. It is management’s belief that this registration statement was the final criteria to be met under the provisions of EITF 00-19 for classification of the Warrants as equity. Under the provisions of EITF 00-19, a contract that does not meet all of the requirements for treatment as equity is designated as an asset or liability and must be carried at fair value until the contract is exercised or until the contract expires. From September 2004 through February 21, 2006, our Warrants were classified as a liability and changes to the fair value caused volatility in our quarterly financial results during that time (increases in the fair market value of the Warrants resulted in additional non-cash expenses in our Consolidated Statements of Income and decreases resulted in additional non-cash income). We review the classification of the Warrants each quarter. As long as the Warrants continue to meet all the criteria for classification as equity, no adjustment to the carrying value is required. To the extent that the Warrants do not meet all the criteria for classification as equity in the future, they must be carried at fair value and changes to the fair value will affect our future results. It is management’s belief that it is unlikely that the classification of the Warrants will change in the future.

Accounting for Management Services — In addition to leasing equipment which we own or which we finance through capital lease obligations, we sell equipment to third party investors and manage the equipment on their behalf. The management services provided by us include marketing, billing, collection and other administrative functions associated with leasing this equipment to lessees in the transportation industry. Since these transactions have multiple deliverables, we evaluate all such transactions under the requirements of SFAS No. 13, Accounting for Leases and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). We have determined that the two deliverables, that is, the sale of the equipment and the continuing management services, are separate units of accounting and the revenue for each unit of accounting is recorded in accordance with EITF 00-21.

When equipment is initially sold to an investor, any profit or loss is reflected as gain or loss on sale of leasing equipment in the Consolidated Statements of Income. During the period that we manage the equipment for the investors, we earn a management fee which is generally based on the net operating income earned by the equipment. In addition, we often earn management fees related to the sale of the equipment at the end of its useful life. These fees are classified as management fee revenue in the Consolidated Statements of Income. All billings generated for investors net of expenses incurred on behalf of the investors (net of the management fees earned by us) are recorded as a payable to the investors. Beginning with the December 31, 2006 Consolidated Balance Sheet, any accounts receivable due from customers related to the leasing of managed equipment are netted against the amounts due to the investor, since these amounts are not payable to the investor until received by us. The remaining liability to the investors is recorded within accounts payable and accrued liabilities on the Consolidated Balance Sheets. As a result, all revenues and lease operating expenses included in the Consolidated Statements of Income include only those revenues and costs associated with equipment owned by us or equipment leased to customers by us under the terms of direct financing leases.

Income Taxes. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax basis of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence which may be subject to management estimates, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Through December 31, 2006 we claimed tax benefits under an income tax convention between the United States and Barbados (“Tax Treaty”), the jurisdiction in which our subsidiary, ICL, operates our international container leasing business, is incorporated. Specifically, under the Tax Treaty, any profits of ICL from leasing of containers used in international trade generally are taxable only in Barbados at an approximate 1%-2.5% tax rate, and not in the United States. ICL is entitled to the benefits of the Tax Treaty for each year that more than 50% of the shares of ICL is owned, directly or indirectly, by any combination of individual United States residents or citizens (the “51% U.S. ownership test”) and its income was not used in substantial part, directly or indirectly, to meet liabilities to persons who were not residents or citizens of the United States (the “base erosion test”). We believe ICL passed both of these tests through December 31, 2006.

In addition to having to satisfy the 51% U.S. ownership and base erosion tests described above, ICL is only eligible for the Tax Treaty benefits with respect to its container rental and sales income if Interpool, Inc. is listed on a “recognized stock exchange” and Interpool, Inc.‘s stock is “primarily” and “regularly” traded on such exchange.

As described elsewhere in this report, on January 13, 2005 our common stock was listed on the New York Stock Exchange, a “recognized stock exchange” within the meaning of the post-2004 Treaty. We believe this listing and our current trading volume during 2006 satisfied the “primarily” and “regularly” traded requirements of the Tax Treaty through December 31, 2006.

No deferred U.S. Federal income taxes have been provided on the unremitted earnings of Interpool Limited or ICL since it is our current and future intention to permanently reinvest such earnings. We have documented our ability to reinvest earnings generated annually from our international operations. This documentation contains certain management judgments and estimates of economic conditions and the future demand for containers. Any unremitted earnings that we would be unable to reinvest in our international operations could be subject to taxation at United States tax rates.

In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was signed into law. The AJCA created a temporary incentive for U.S. multinationals, like us, to repatriate accumulated income earned outside the U.S. at an effective U.S. federal tax rate of approximately 5.25%. On December 27, 2005, pursuant to the AJCA, our wholly-owned Barbados subsidiary, Interpool Limited, made a distribution to us of approximately $305.0 million (the “Distribution”), as part of a plan approved by our Board of Directors to repatriate accumulated and current earnings and profits of Interpool Limited, which previously had been considered permanently reinvested outside the United States. During 2005, we recorded expenses related to the Distribution of $23.1 million which included a federal tax provision expense and current tax liability of $17.6 million due to the Distribution and a state tax provision expense and current tax liability of $2.4 million due to Interpool Limited’s transfer of substantially all of its operating assets and liabilities to ICL.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the related benefit recognized in the financial statements is measured based on the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, none of the benefit of that position is recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized, or continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, we adopted FIN 48 on January 1, 2007. The adoption of FIN 48 resulted in a reduction to retained earnings as of January 1, 2007 of approximately $0.5 million.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”) which is effective for calendar year companies on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. We are currently assessing the potential impacts of implementing this standard.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”), which is effective for calendar year companies as of December 31, 2006. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M, Financial Statements — Materiality, (“SAB 99”) should be applied to determine whether the misstatement is material. The implementation of SAB 108 did not have any impact on our consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met.

SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements for 2007 and has adopted SFAS 157. The Company is required to adopt the provisions of FAS 159, as applicable, beginning January 1, 2008.

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

The following table sets forth principal cash flows and related weighted average interest rates by expected maturity dates for debt and capital lease obligations at December 31, 2006:

                                Total
    (Dollars in Thousands)   Obligation        2007         2008        2009          2010          2011      Thereafter
--------------------------- -------------- ------------- ----------- ------------ ------------- ------------ -------------
Variable rate facilities         $27,578       $2,258       $2,380      $2,509      $20,431          $---           $---
Average interest rate %                          6.6%         6.5%        6.5%         6.9%           ---            ---
Fixed rate facilities(1)      $1,435,956     $260,510     $128,908     $97,766      $70,177       $49,743       $828,852
Average interest rate %                          6.5%         6.5%        6.5%         6.6%          6.7%           6.7%
Total Debt                    $1,463,534     $262,768     $131,288    $100,275      $90,608       $49,743       $828,852
Average interest rate %                          6.5%         6.5%        6.5%         6.6%          6.7%           6.7%

(1) These fixed rate facilities include variable instruments that have been converted to fixed rate debt through the use of interest rate swap agreements.

The principal amount of debt and capital lease obligations payable under fixed rate contracts was $1,185.4 million at December 31, 2006. Remaining debt and capital lease obligations of $278.1 million were payable under floating rate arrangement, of which $250.6 million was effectively converted to fixed rate debt through the use of interest rate swap agreements.

Based on outstanding debt balances at December 31, 2006 of variable rate facilities, which have not been converted to fixed rate debt through the use of interest rate swaps, a 10% change in variable interest rates would have resulted in a $0.2 million change in pre-tax earnings.

For further information regarding our floating and fixed rate debt, see Note 3 to the Consolidated Financial Statements.

Credit Risk

We maintain detailed customer credit records. Our credit policy sets different maximum exposure limits for each customer. Credit criteria may include, but are not limited to, customer trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, operational history and financial strength.

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

We also maintain credit insurance which provides complementary coverage upon the occurrence of a customer’s insolvency, bankruptcy or default giving rise to our demand for return of all our equipment. The policy covers a portion of the equipment leasing revenues we might lose as a result of the customer’s default (i.e., up to 90 days of lease payments that accrue prior to an occurrence under the policy). Our current policy includes coverage of $10.0 million with a $0.15 million deductible, per year, in the aggregate. The policy has a two-year term which currently expires on January 31, 2009. There can be no assurance that this or similar coverage will be available in the future or that such insurance will cover the entirety of any loss.

At December 31, 2006, approximately 20% of accounts receivable and 70% of the net investment in direct financing leases were from customers outside of the United States.

In 2006, our top 25 customers represented approximately 79% of consolidated billings, with no single customer accounting for more than 7.8%.

Allowance for Doubtful Accounts

The allowance for doubtful accounts includes our estimate of allowances necessary for receivables on both operating and direct financing lease receivables. The allowance for doubtful accounts is developed based on two key components (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful and (2) reserves for estimated losses inherent in the receivables based upon historical trends. We believe our allowance for doubtful accounts is adequate to provide for credit losses inherent in our accounts receivable. The allowance for doubtful accounts requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. In addition, changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. Direct financing leases are evaluated on a case by case basis. When evaluating our operating and direct financing lease receivables for impairment, we consider, among other things, the level of past-due amounts of the respective receivable, the borrower’s financial condition, credit quality indicators of the borrower, the value of underlying collateral and third party credit enhancements such as guarantees and insurance policies. Once a direct financing lease is determined to be non-performing, our procedures provide for the following events to take place in order to evaluate collectibility:

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

As of December 31, 2006 and 2005, included in accounts receivable were non-performing receivables of $1.0 million and $8.6 million, respectively (excluding the non-performing receivables of CAI amounting to $2.9 million at December 31, 2005). These non-performing receivables were fully reserved for at December 31, 2006 and 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page No.

INTERPOOL, INC.

Report of Independent Registered Public Accounting Firm	84

Consolidated Balance Sheets at December 31, 2006 and 2005	85

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004	86

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2006, 2005 and 2004	87

Interpool, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	88

Notes to Consolidated Financial Statements	89

Report of Independent Registered
Public Accounting Firm

The Board of Directors
Interpool, Inc.:

We have audited the accompanying consolidated balance sheets of Interpool, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interpool, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

As disclosed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R) Share-Based Payments on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Interpool, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 9, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

(signed) KPMG LLP

Short Hills, N.J.
March 9, 2007

INTERPOOL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(dollars in thousands, except share and per share amounts)

ASSETS                                                                                     2006              2005
                                                                                           ----              ----
CASH AND CASH EQUIVALENTS (including restricted cash of $22,875 and $22,572 at
   December 31, 2006 and 2005, respectively)                                              $385,321          $427,265
ACCOUNTS RECEIVABLE, less allowance of $2,172 and $13,315, respectively                     63,230            80,925
NOTE RECEIVABLE                                                                             37,500               ---
NET INVESTMENT IN DIRECT FINANCING LEASES                                                  403,979           362,874
OTHER RECEIVABLES, net                                                                      19,175             4,814
LEASING EQUIPMENT, net of accumulated depreciation and amortization of $304,046
   and $566,217, respectively                                                            1,309,672         1,771,190
OTHER ASSETS                                                                                50,498            68,048
ASSETS HELD FOR SALE                                                                        21,797               ---
                                                                                            ------               ---
TOTAL ASSETS                                                                            $2,291,172        $2,715,116
                                                                                        ==========        ==========
LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                     $155,884          $139,960
WARRANT LIABILITY                                                                               --            53,231
INCOME TAXES:
      Current                                                                               24,522            17,682
      Deferred                                                                              43,413            55,797
                                                                                            ------            ------
TOTAL TAXES                                                                                 67,935            73,479

DEFERRED INCOME                                                                              6,349             3,776
DEBT AND CAPITAL LEASE OBLIGATIONS
      Due within one year                                                                  262,768           229,112
      Due after one year                                                                 1,200,766         1,734,547
                                                                                         ---------         ---------
           TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS                                      1,463,534         1,963,659

TOTAL LIABILITIES                                                                        1,693,702         2,234,105
                                                                                         ---------         ---------
MINORITY INTEREST IN EQUITY OF SUBSIDIARIES                                                 26,943            47,393
                                                                                            ------            ------
STOCKHOLDERS' EQUITY
      Preferred stock, par value $.001 per share; 1,000,000 shares authorized,
        none issued                                                                             --               ---
      Common stock, par value $.001 per share; 100,000,000 shares authorized,
        31,808,650 and 29,426,564 shares issued at December 31, 2006 and 2005,
        respectively                                                                            29                28
      Additional paid-in capital                                                           240,932           157,573
      Unamortized deferred compensation                                                         --              (442)
      Treasury stock, at cost, 2,561,530 and 931,591 shares at December 31, 2006
        and 2005, respectively                                                             (57,000)          (16,632)
      Retained earnings                                                                    381,704           290,106
      Accumulated other comprehensive income                                                 4,862             2,985
                                                                                             -----             -----
TOTAL STOCKHOLDERS' EQUITY                                                                 570,527           433,618
                                                                                           -------           -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $2,291,172        $2,715,116
                                                                                        ==========        ==========

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(dollars and shares in thousands)

                                                                                    2006            2005            2004
                                                                                    ----            ----            ----
REVENUES:
    Equipment leasing revenue, including income recognized on direct
       financing leases of $39,775, $39,232 and $41,659, respectively              $332,927       $381,214        $380,399
    Management fee revenue                                                           17,299         12,638           7,784
    Other revenue                                                                    24,004         22,660          16,204
                                                                                     ------         ------          ------
TOTAL REVENUES                                                                      374,230        416,512         404,387
                                                                                    -------        -------         -------
COSTS AND EXPENSES:
   Lease operating expenses                                                         112,756        103,826          95,332
   Administrative expenses                                                           55,275         53,113          49,943
   Provision for doubtful accounts                                                    1,432          2,063           1,476
   Fair value adjustment for derivative instruments                                  (2,792)        (2,860)         (1,511)
   Fair value adjustment for warrants                                                 5,209        (18,491)         49,222
   Depreciation and amortization of leasing equipment                                63,348         90,047          89,458
   Impairment of leasing equipment                                                   10,946          4,032           4,610
   Loss/(income) for investments accounted for under the equity method                   58           (187)           (416)
   Loss on retirement of debt                                                         8,383          2,997             ---
   Gain on sale of leasing equipment                                                (77,180)       (13,424)        (14,743)
   Gain on sale of consolidated subsidiary                                          (50,438)           ---             ---
   Other income, net                                                                   (442)        (1,412)           (943)
   Gain on insurance settlement                                                      (2,950)           ---          (6,267)
   Gain on sale of equity investment                                                    ---        (13,001)            ---
   Interest expense                                                                 109,956        121,098         112,013
   Interest income                                                                  (20,657)        (9,386)         (3,390)
                                                                                    --------        -------         -------
TOTAL COST AND EXPENSES                                                             212,904        318,415         374,784
                                                                                    --------       -------         -------
INCOME BEFORE MINORITY INTEREST EXPENSE AND
 PROVISION FOR INCOME TAXES                                                         161,326         98,097          29,603
Minority interest expense                                                            (7,633)        (6,791)         (8,372)
                                                                                     -------        -------         -------
INCOME BEFORE PROVISION FOR INCOME TAXES                                            153,693         91,306          21,231
Provision for income taxes                                                           47,107         30,775          13,362
                                                                                     ------         ------          ------
NET INCOME                                                                         $106,586        $60,531          $7,869
                                                                                   ========        =======          ======
NET INCOME PER SHARE:
     Basic                                                                           $3.73          $2.17           $0.29
                                                                                     =====          =====           =====
     Diluted                                                                         $3.29          $1.94           $0.27
                                                                                     =====          =====           =====
WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
     Basic                                                                           28,599         27,858          27,380
                                                                                     ======         ======          ======
     Diluted                                                                         33,035         32,296          28,960
                                                                                     ======         ======          ======

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(dollars and shares in thousands)

                                    Common Stock                                                       Acum.
                                ------------------   Additional   Unamortized                        Other Comp.             Total Share-
                                 Outstanding   Par    Paid-in      Deferred     Treasury   Retained    Income                  holder's
                                    Shares    Value   Capital      Compensation  Stock     Earnings    (Loss)    Comp-Income   Equity
                                ------------ ------- ----------- --------------- --------- ---------- ---------- ----------- -----------

BALANCE, December 31, 2003         27,377     $28    $135,629      $(1,184)    $(2,229)   $269,121    $(14,888)              $386,477

Net income                            ---     ---         ---          ---         ---       7,869         ---      7,869       7,869

Other comprehensive income            ---     ---         ---          ---         ---         ---        9,139     9,139       9,139
                                                                                                          -----
Comprehensive income                                                                                              $17,008
                                                                                                                  =======
Restricted stock award                  2     ---         371         (371)        ---         ---         ---                    ---

Amortization of restricted
stock award                           ---     ---         ---           85         ---         ---         ---                     85

Forfeitures restricted stock
award                                 ---     ---      (1,017)         916         ---         ---         ---                   (101)

Options exercised                     248     ---      10,006          ---      (9,279)        ---         ---                    727

Stock grant                             5     ---         123          ---         ---         ---         ---                    123

Cash dividends declared:

 Common stock, $0.25 per share        ---     ---         ---          ---         ---      (7,296)        ---                 (7,296)
                                      ---     ---         ---          ---         ---      -------        ---                 -------

BALANCE, December 31, 2004         27,632      28     145,112         (554)    (11,508)    269,694      (5,749)               397,023

Net income                            ---     ---         ---          ---         ---      60,531         ---     60,531      60,531

Other comprehensive income            ---     ---         ---          ---         ---         ---       8,734      8,734       8,734
                                                                                                                    -----
Comprehensive income                                                                                               69,265
                                                                                                                   ======
Amortization of restricted
stock award                             8     ---         ---          112         ---         ---         ---                    112

Options exercised                     855     ---      12,461                   (5,124)        ---         ---                  7,337

Cash dividends declared:

Common stock, $1.41 per share         ---     ---         ---          ---         ---     (40,119)        ---                (40,119)
                                      ---     ---         ---          ---         ---     --------        ---                --------

BALANCE, December 31, 2005         28,495      28     157,573         (442)    (16,632)    290,106       2,985                433,618

Net income                            ---     ---         ---          ---         ---     106,586         ---    106,586     106,586

Other comprehensive income            ---     ---         ---          ---         ---         ---       1,877      1,877       1,877
                                                                                                                    -----
Comprehensive income                                                                                              108,463
                                                                                                                  =======

Stock incentive plans                   3     ---         884          ---         (41)        ---         ---                    843

Reclass unamortized
compensation Restricted
stock award                           ---     ---        (442)         442         ---         ---         ---                    ---

Warrant reclassification              ---     ---      58,440          ---         ---         ---         ---        ---      58,440

Accretion of preferred stock
in a consolidated subsidiary          ---     ---         ---          ---         ---        (835)        ---                   (835)

Options exercised                     749       1      24,477                    (40,327)        ---         ---              (15,849)

Cash dividends declared:

Common stock, $0.49 per share         ---     ---         ---          ---         ---     (14,153)        ---                (14,153)
                                      ---     ---         ---          ---         ---     --------        ---                --------

BALANCE, December 31, 2006         29,247     $29    $240,932          ---    $(57,000)   $381,704      $4,862               $570,527
                                   ======     ===    ========          ===    =========   =========     ======               ========

(The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.)

INTERPOOL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(dollars in thousands)

                                                                                       2006               2005                2004
                                                                                       ----               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $106,586            $60,531             $7,869
Adjustments to reconcile net income to net cash provided by operating activities --
    Depreciation and amortization                                                      68,861             96,449             97,123
    Impairment of leasing equipment                                                    10,946              4,032              4,610
    Amortization of debt discount                                                       2,590              2,386                506
    Provision/(benefit) for deferred income taxes                                      13,369              5,960             11,124
    Gain on sale of leasing equipment                                                 (77,180)           (13,424)           (14,743)
    Gain on sale of formerly consolidated subsidiary                                  (50,438)               ---                ---
    Gain on insurance settlement                                                       (2,950)               ---             (6,267)
    Gain on sale of equity investment                                                     ---            (13,001)               ---
    Provision for doubtful accounts                                                     1,432              2,063              1,476
    Stock based compensation expense                                                      530                112                 85
    Loss on retirement of debt                                                          8,383              2,997                ---
    Fair value adjustment for preferred stock                                             ---              4,451                ---
    Fair value adjustment for derivative instruments                                   (2,792)            (2,860)            (1,511)
    Fair value adjustment for warrants                                                  5,209            (18,491)            49,222
    Loss/(income) for investments accounted for under the equity method                    58               (187)              (416)
    Increase in accounts receivable                                                   (16,214)            (8,144)            (3,619)
    (Increase)/decrease in other receivables                                           (7,356)            (1,212)            26,610
    Increase in other assets                                                           (5,952)            (2,190)           (11,342)
    Increase/(decrease) in accounts payable and accrued expenses                       28,970             12,168             (5,801)
    Increase in income taxes payable                                                    7,181             15,643              1,488
    Increase/(decrease) in deferred income                                              3,034               (488)              (686)
    Other, net                                                                          4,458              3,157              4,601
                                                                                        -----              -----              -----
           Net cash provided by operating activities                                   98,725            149,952            160,329
                                                                                       ------            -------            -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment                                                     (340,499)          (433,189)          (206,613)
Proceeds from dispositions of leasing equipment                                       612,049            145,903            153,058
Investment in direct financing leases                                                (100,937)           (60,885)           (43,708)
Cash collections on direct financing leases                                            95,515             89,865             88,939
Proceeds from sale of equity investment                                                   ---             15,002                ---
Proceeds from sale of formerly consolidated subsidiary                                 40,000                ---                ---
                                                                                       ------                ---                ---
           Net cash provided by (used for) investing activities                       306,128           (243,304)            (8,324)
                                                                                      -------           ---------            -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                        225,975            879,299            627,296
Payment of long-term debt and capital lease obligations                              (664,934)          (652,540)          (387,296)
Borrowings of revolving credit lines                                                  124,890            197,472             30,500
Repayment of revolving credit lines                                                  (116,000)          (183,472)          (245,995)
Purchase of treasury stock                                                                (40)               ---                ---
Tax benefit associated with stock option exercise                                         120                ---                ---
Proceeds from issuance of common stock                                                    ---              6,560                ---
Dividends paid                                                                        (12,539)           (36,160)            (8,071)
                                                                                      --------           --------            -------
           Net cash (used for) provided by financing activities                      (442,528)           211,159             16,434
                                                                                     ---------           -------             -------
Net (decrease)/increase in cash and cash equivalents                                  (37,675)           117,807            168,439

CASH AND CASH EQUIVALENTS, included in sale of formerly consolidated subsidiary        (4,269)               ---                ---

CASH AND CASH EQUIVALENTS, beginning of period                                        427,265            309,458            141,019
                                                                                      -------            -------            -------
CASH AND CASH EQUIVALENTS, end of period                                             $385,321           $427,265           $309,458
                                                                                     ========           ========           ========
Supplemental Schedule of Non-Cash Investing Activities:

Transfers from leasing equipment to direct financing leases                           $57,804            $33,719            $24,449
Transfer of warranty liability to additional paid in capital                          $58,440                ---                ---
Note receivable on sale of formerly consolidated subsidiary                           $37,500                ---                ---
Transfer of leasing equipment to assets held for sale                                 $21,797                ---                ---
Transfers from direct financing leases to leasing equipment                            $4,117             $2,040            $12,546
Change in additional paid-in-capital resulting from excess tax
   benefit associated with stock option exercise                                         $120               $777               $727

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

Nature of operations—

The Company and its subsidiaries conduct business principally in a single industry segment, the leasing of intermodal dry freight standard containers, chassis and other transportation related equipment. Within this single industry segment, the Company’s operations come from two reportable segments: container leasing and domestic intermodal equipment leasing. The container leasing segment specializes primarily in the leasing of intermodal dry freight standard containers, while the domestic intermodal equipment segment specializes primarily in the leasing of intermodal container chassis. The Company leases its containers principally to international container shipping lines located throughout the world. The customers for the Company’s chassis are a large number of domestic companies, many of which are domestic subsidiaries or branches of international shipping lines, as well as major U.S. railroads. Equipment is purchased directly or acquired through conditional sales contracts and lease agreements, many of which qualify as capital leases.

Historically, the Company’s container leasing operations were primarily conducted through a wholly-owned subsidiary, incorporated in Barbados, as well as through Container Applications International, Inc. (“CAI”), a consolidated subsidiary in which the Company owned a 50% common equity interest and appointed a majority of the members of the board of directors. On October 1, 2006, the Company sold its 50% common equity interest to CAI for total consideration of $77,500, consisting of a $40,000 cash payment and the issuance of a convertible subordinated secured promissory note by CAI to the Company in the principal amount of $37,500. As a result of this transaction, the Company no longer has an ownership interest in CAI and thus CAI’s assets and liabilities are no longer consolidated in the Company’s Consolidated Balance Sheet at December 31, 2006.

In addition, due to the potential convertibility of the promissory note, under certain circumstances, the Company could, at some future date, hold an equity interest in CAI exceeding 20% if it elected to convert the promissory note. Accordingly, CAI’s operating results through September 30, 2006 have been treated as results from continuing operations in the Company’s Consolidated Statements of Income for the year ended December 31, 2006, as well as the Company’s Consolidated Statements of Cash Flows for the twelve month period ended December 31, 2006. See Note 7 to the Consolidated Financial Statements for further discussion.

Profits of the Company’s Barbados subsidiaries generated by international container leasing operations are exempt from federal taxation in the United States to the extent such profits are retained outside the United States. These profits are subject to Barbados tax at rates that are substantially lower than the applicable rates in the United States.

March 2006 Sale of Containers

On March 29, 2006, the Company’s wholly-owned container leasing subsidiary, Interpool Containers Limited (“ICL”), completed the sale of approximately 273,300 standard dry marine cargo containers (the “March 2006 Container Sale”), together with an assignment of all rights of ICL under existing operating leases for these containers with its customers, to a newly formed subsidiary of an investor group based in Switzerland (the “Purchaser”), pursuant to a Sale Agreement dated March 14, 2006 (the “Sale Agreement”). The containers sold represented approximately 74% of the standard dry marine cargo containers in the Company’s operating lease fleet at December 31,2005, including most of the containers managed for the Company by CAI. The sale did not include containers subject to existing direct financing leases with customers. In connection with the sale, the Company entered into a new management agreement with the Purchaser and CAI, pursuant to which the Company will manage the containers that are currently under long term lease in exchange for management fees. See Note 6 to the Consolidated Financial Statements for further information.

Effective April 1, 2006, the Company no longer records leasing revenue and lease operating and administrative expense relating to the containers sold to the Purchaser, but the Company records management fee revenue earned under the management agreements entered into with the Purchaser. All billings generated less expenses incurred on behalf of the investors (net of the management fee earned by the Company) are payable to the investors. As a result, all revenues and lease operating expenses included in the Consolidated Statements of Income include only those revenues and costs associated with the Company’s owned equipment or equipment leased to customers by the Company under the terms of direct financing leases. In addition, effective April 1, 2006, the Company’s depreciation expense has been reduced due to the sale of the containers and its effective tax rate has increased because its U.S. sourced income represents a larger portion of its net income.

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

Goodwill—

On June 29, 2001, the FASB approved SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual value, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

Commencing January 1, 2002, as a result of adopting SFAS 142, goodwill is no longer amortized but is reviewed for impairment. Since all goodwill recorded in the Consolidated Financial Statements related to the investment in CAI which was sold on October 1, 2006, there is no remaining goodwill at December 31, 2006. Total goodwill recorded at December 31, 2005 was $5,495 and was included in other assets on the accompanying Consolidated Balance Sheet and in total assets within the Domestic Intermodal Leasing segment.

Translation of foreign currencies—

The Company has determined that the U.S. dollar is its functional currency for each of its overseas operations; therefore, all gains and losses resulting from translating foreign currency transactions into the functional currency are included in income.

Management Services—

In addition to leasing equipment which it owns or which it finances through capital lease obligations, the Company sells equipment to third party investors and manages the equipment on their behalf. The management services provided by the Company include marketing, billing, collection and other administrative functions associated with leasing this equipment to lessees in the transportation industry. Since these transactions have multiple deliverables, the Company evaluates all such transactions under the requirements of SFAS No. 13, Accounting for Leases and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The Company has determined that the two deliverables, that is, the sale of the equipment and the continuing management services, are separate units of accounting and the revenue for each unit of accounting is recorded in accordance with EITF 00-21.

When equipment is initially sold to an investor, any profit or loss is reflected as gain or loss on sale of leasing equipment in the Consolidated Statements of Income. During the period that the Company is managing the equipment for the investors, the Company earns a management fee which is generally based on the net operating income earned by the equipment. In addition, the Company often earns management fees related to the sale of the equipment at the end of its useful life. These fees are classified as management fee revenue in the Consolidated Statements of Income. All billings generated for investors net of expenses incurred on behalf of the investors (net of the management fees earned by the Company) are recorded as a payable to the investors. Beginning with the December 31, 2006 Consolidated Balance Sheet, any accounts receivable due from customers related to the leasing of managed equipment are netted against the amounts due to the investor, since these amounts are not payable to the investor until received by the Company. The liability, net of the amounts due from customers relating to the managed equipment, is recorded within accounts payable and accrued liabilities on the Consolidated Balance Sheets. As a result, all revenues and lease operating expenses included in the Consolidated Statements of Income include only those revenues and costs associated with equipment owned by the Company or equipment leased to customers by the Company under the terms of direct financing leases.

During the third and fourth quarters of 2006, the Company acquired equipment which it expects to sell to third party investors. In connection with the sale, the Company expects to enter into management agreements with these investors, similar to those which were entered into as part of the March 2006 Container Sale, and manage the equipment on their behalf. The Company has accounted for these assets in accordance with SFAS 144, which requires that these assets be classified as “Assets Held for Sale” in the accompanying Consolidated Balance Sheet at December 31, 2006. In addition, SFAS 144 requires that the assets be stated at their estimated fair value and that no depreciation be recorded prior to sale.

Revenues—

Equipment leasing revenues include revenue from operating leases and income on direct financing leases generated by equipment owned by the Company. Income on direct financing leases is recognized over the term of the lease using the effective interest method. Rental income on operating leases is recognized on the accrual basis based on the contractual agreement with the lease customer.

Management fee revenue includes revenues earned on container equipment the Company sold to third party investors for which management services are provided as well as recognition of a portion of the gain on the sale of the equipment that was deferred at the time of sale. In addition, management fee revenue includes fees earned for providing chassis pool management services.

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

Non-performing receivables—

Non-performing receivables reflect both operating lease receivables and direct financing lease receivables which the Company considers impaired. When evaluating its operating and direct financing lease receivables for impairment, the Company considers, among other things, the level of past-due amounts of the respective receivable, the borrower’s financial condition, credit quality indicators of the borrower, and the value of underlying collateral.

Direct financing leases—

Direct financing leases are recorded at the aggregate future minimum lease payments, including any purchase options granted to the customer, less unearned income. Income from these leases is recognized over the term of the lease using the effective interest method.

Stock-based compensation—

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, (“SFAS 123(R)”) and began recording compensation expense associated with stock options in accordance with SFAS 123(R). Prior to January 1, 2006, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plans using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation, (“SFAS 148”). The Company has adopted the modified prospective transition method provided by SFAS 123(R), and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in 2006 includes the expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006 based on the grant date fair value estimated in accordance with the original provision of SFAS 123. Compensation expense has been recorded for all awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

As a result of the adoption of SFAS 123(R), the Company’s net income for the year ended December 31, 2006 included $884 of compensation expense and $352 of income tax benefits related to the Company’s stock compensation plans (stock option and deferred bonus plans). The compensation expense is recorded as a component of administrative expenses in the Consolidated Statements of Income. For the year ended December 31, 2006, the impact on basic and diluted earnings per share as a result of adopting SFAS 123(R) was less than two cents per share.

For stock options granted prior to the adoption of SFAS123(R), the following table illustrates the pro forma effect on net income and earnings per share as if the Company had accounted for all employee stock options granted prior to January 1, 2006 under the fair value based accounting method of SFAS 123:

                                                                               Year Ended December
                                                                                       31,
                                                                             --------------------------
                                                                                2005            2004
                                                                                ----            ----
Net income, as reported                                                       $60,531          $7,869
(Deduct)/Add:  Stock based employee compensation  (income)/expense
  included in net income, net of related tax effects                             (482)          1,463
(Deduct)/Add: Total stock-based employee compensation
(expense)/income determined under fair value based method for
 all awards, net of related tax effects                                          (957)         (1,503)
                                                                                 -----         -------
Pro forma net income                                                           $59,092          $7,829
                                                                               =======          ======
Earnings per share:
Basic-as reported                                                                $2.17           $0.29
                                                                                 =====           =====
Basic-pro forma                                                                  $2.12           $0.29
                                                                                 =====           =====
Diluted-as reported                                                              $1.94           $0.27
                                                                                 =====           =====
Diluted-pro forma                                                                $1.89           $0.27
                                                                                 =====           =====

The weighted average fair value of options granted or modified during 2006, 2005 and 2004 was $9.04, $6.61 and $9.76 per option, respectively.

The estimated fair values were determined on the dates of grant using the Black-Scholes Option pricing model. The fair value of the Company’s stock option awards is expensed on a straight line basis over the vesting period of the stock option. The risk-free rate is based on the implied yield on a U.S. Treasury bond with a term approximating the expected term of the option. The expected volatility computation is based on historical volatility over a period approximating the expected term of the option. The dividend yield is based on the annual dividend payment per share, divided by the average stock price for the preceding twelve months. The expected option term is a function of the option life and the vesting period divided by 2.

The significant assumptions relating to the Company’s stock options are as follows:

                       Fair         Market Price at     Risk-Free Interest     Expected                           Dividend
Option Issuance       Value            Grant Date              Rate              Life          Volatility           Yield
---------------- ---------------- ------------------- --------------------- -------------- ----------------- ----------------
2006                  $9.04              $21.16               5.080%              6.5             42%               1.64%
2005                  $8.18              $19.24               4.410%              6.5             43%               1.54%
2005                  $5.83              $18.77               4.450%              4.6             34%               1.54%
2005                  $5.68              $18.77               4.450%              4.3             34%               1.54%
2005                  $9.45              $21.05               3.875%              7.0             45%               1.44%
2005                  $9.14              $20.38               3.850%              7.0             45%               1.44%
2004                  $9.76              $22.05               3.570%              7.0             45%               1.44%

See Note 14 to the Consolidated Financial Statements.

Property and equipment—

The Company records property and equipment at cost, except for property and equipment that have been impaired, for which the Company reduces the carrying amount to the estimated fair value at the impairment date. Property and equipment is included in other assets on the accompanying Consolidated Balance Sheet. The Company capitalizes significant improvements and the Company charges repairs and maintenance costs that do not extend the lives of the assets to expense as incurred. The Company removes the cost and accumulated depreciation of assets sold or otherwise disposed of from the accounts and recognizes any resulting gain or loss upon the disposition of the assets.

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

At December 31, 2006, 2005 and 2004, the Company performed a review of its container and chassis fleets in order to determine whether these assets are impaired in accordance with SFAS 144. The container fleet is reported within the container leasing segment, while the chassis are reported within the domestic intermodal equipment segment. This review indicated that there was no impairment to the fleet with the exception of specific units that were idle, some of which were badly damaged, and other specific units with design flaws. The Company performed a review of this equipment to determine whether the units would be repaired and returned to service or sold based upon the best economic alternative for the Company. This determination was based on the condition of the unit, its location and the resale market within that location. All units identified for sale were then written down, if required, to estimated net realizable value in accordance with SFAS 144. The measurement of an impairment loss requires a determination of fair value, which is based on the best information available. The Company uses market prices of similar equipment when available and the estimated residual value of a used chassis within the remanufacturing process to determine fair value. For the years ended December 31, 2006, 2005 and 2004, the impairment loss on chassis and containers (excluding CAI) was $10,722, $3,459 and $4,335, respectively. Impairment amounts are recorded in impairment of leasing equipment on the accompanying Consolidated Statements of Income. See Note 11 to the Consolidated Financial Statements.

At December 31, 2006, CAI is no longer a consolidated subsidiary due to the Company’s sale of its equity interest in CAI on October 1, 2006. See Note 7 to the Consolidated Financial Statements. Included in the Company’s results of operations at December 31, 2006 is CAI’s impairment charge through September 30, 2006 of $224. This reduced income before taxes by $112 after taking into account the Company’s 50% minority interest adjustment. During the years ended December 31, 2005 and 2004, CAI performed a review of its container fleet in order to determine whether these assets were impaired in accordance with SFAS 144. The container fleet is reported in the container leasing segment. The loss was calculated by comparing the equipment’s net book value to the estimated realizable value of the equipment. For the years ended December 31, 2005 and 2004, the impairment loss recorded by CAI was $573 and $275, respectively. This reduced income before taxes in those periods by $287 and $138, respectively, after taking into account the Company’s 50% minority interest adjustment.

Derivative financial instruments—

The Company reports all derivative financial instruments on its Consolidated Balance Sheet at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes. The fair value is calculated externally using market data taking into account current market rates.

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

The Company records unrealized gains and losses on derivative financial instruments qualifying as cash flow hedges in other comprehensive income/(loss), to the extent that hedges are effective and until the underlying transactions are recognized in the Consolidated Statements of Income, at which time the Company recognizes the gains and losses in the Consolidated Statements of Income. For those derivative financial instruments which do not qualify as cash flow hedges, any changes in fair value are recorded in the Consolidated Statements of Income.

The Company may, at its discretion, terminate or redesignate any such interest rate swap agreements prior to maturity. At that time, any unrealized gains or losses previously reported in accumulated other comprehensive income/(loss) on termination would continue to amortize into interest expense or interest income to correspond to the recognition of interest expense or interest income on the hedged debt. If such debt instrument was also terminated, the gain or loss associated with the terminated derivative included in accumulated other comprehensive income/(loss) at the time of termination of the debt would be recognized in the Consolidated Statements of Income at that time.

Comprehensive income—

Comprehensive income consists of net income or loss for the current period and gains or losses that have been previously excluded from the income statement and were only reported as a component of equity.

The tax effect of other comprehensive income is as follows:

                                                               Before Tax          Tax             Net of
Year Ended December 31, 2006                                     Amount          Effect          Tax Amount
                                                              -------------- --------------- -----------------
Unrealized holding gains arising during the period:
Marketable securities                                                $2               $(1)            $1
Cumulative foreign currency translation adjustment                   74               (31)            43
Swap agreements                                                   2,819              (986)         1,833
                                                                  -----              -----         -----
                                                                 $2,895           $(1,018)        $1,877
                                                                 ======           ========        ======

                                                               Before Tax          Tax             Net of
Year Ended December 31, 2005                                     Amount           Effect         Tax Amount
                                                              -------------- --------------- -----------------
Unrealized holding (losses)/gains arising during the period:
Marketable securities                                                $(2)               $1             $(1)
Cumulative foreign currency translation adjustment                  (162)               60            (102)
Swap agreements                                                   13,190            (4,353)          8,837
                                                                  ------            -------          -----
                                                                 $13,026           $(4,292)         $8,734
                                                                 =======           ========         ======

                                                               Before Tax          Tax             Net of
Year Ended December 31, 2004                                     Amount           Effect         Tax Amount
                                                              -------------- --------------- -----------------
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
                                                                 =======           ========         ======

The components of accumulated other comprehensive income, net of taxes, are as follows:

                                                                    December 31,
                                                            ----------------------------
                                                               2006             2005
                                                            --------------- ------------
Marketable securities                                              $2               $1
Cumulative foreign currency translation adjustment                ---              (43)
Swap agreements                                                 4,860            3,027
                                                                -----            -----
                                                               $4,862           $2,985
                                                               ======           ======

Concentration of credit risk—

At December 31, 2006, approximately 20% of accounts receivable and 70% of net investment in direct financing leases were from customers outside of the United States. This compares to approximately 44% of accounts receivable and 73% of net investment in direct financing leases at December 31, 2005.

In 2006, 2005 and 2004, the Company’s top 25 customers represented approximately 79%, 76% and 75%, respectively, of its consolidated billings, with no single customer accounting for more than 8.3% in any year.

Net income per share—

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period (which is net of treasury shares). Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options and warrants and the unvested portion of restricted stock grants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price for the period. Stock options and warrants that do not have a dilutive effect (because the exercise price is above the market price) are not included in the diluted income per share. For the years ended December 31, 2006 and 2005, options to purchase 24,168 and 6,133 shares, respectively, were not dilutive and were not included in diluted earnings per share. For the year ended December 31, 2004 warrants to purchase 76,052 shares and options to purchase 905 shares were not dilutive and were not included in diluted earnings per share. Unvested restricted stock grants were dilutive for the years ended December 31, 2006, 2005 and 2004. See Note 14 to the Consolidated Financial Statements. For the years ended December 31, 2006 and 2005, the convertible redeemable subordinated debentures were dilutive. For the year ended December 31, 2004, the convertible redeemable subordinated debentures issued by the Company (convertible into 1,487,285 shares) were not dilutive and were not included in diluted earnings per share. For further discussion of the debt characteristics of the convertible redeemable subordinated debentures, see Note 3 to the Consolidated Financial Statements.

A reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

                                                                              Year Ended December 31,
                                                                    ------------------------------------------------
                                                                        2006             2005            2004
                                                                        ----             ----            ----
    Numerator
         Net Income - Basic and Diluted EPS                            $106,586           $60,531        $7,869
         Interest expense on convertible debentures, net of tax
           of $1,376 at
         December 31, 2006 and 2005.                                      2,064             2,064           ---
                                                                          -----             -----           ---
         Net Income - Diluted EPS                                      $108,650           $62,595        $7,869
                                                                       ========           =======        ======
    Denominator (000's)
         Weighted average common shares
         outstanding-Basic                                               28,599            27,858        27,380
         Dilutive stock options and warrants                              2,941             2,941         1,573
         Dilutive convertible debentures                                  1,487             1,487           ---
         Dilutive restricted stock grants                                     8                10             7
                                                                              -                --             -
         Weighted average common shares
         outstanding-Diluted                                             33,035            32,296        28,960
                                                                         ======            ======        ======
    Earnings per common share
         Basic                                                            $3.73             $2.17         $0.29
                                                                          =====             =====         =====
         Diluted                                                          $3.29             $1.94         $0.27
                                                                          =====             =====         =====

Software capitalization—

The Company accounts for the cost of internally developed software in accordance with the provisions of SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). SOP 98-1 outlines the various stages of internally generated system software and describes the portion of the costs which should be capitalized. The Company has capitalized software costs amounting to $5,381 and $2,897 for the years ended December 31, 2006 and 2005, respectively, which has been included in other assets on the accompanying Consolidated Balance Sheets. Amortization of these costs is being recorded on a straight line basis over a five year period and begins as each defined phase of the system development is completed. The amortization of these costs amounted to $304 and $60 for the years ended December 31, 2006 and 2005, respectively and has been included in administrative expenses on the Consolidated Statements of Income.

Use of estimates—

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Reclassifications—

As a result of the March 2006 Container Sale, the Company determined that the management fee revenue earned while managing equipment on behalf of investors will be reported separately on the face of its Consolidated Statements of Income. In addition, the Company also determined that the fees earned while providing chassis management services through its proprietary “PoolStat”® software will be classified within management fee revenue on the face of the Company’s Consolidated Statements of Income. As a result, reclassification of the fees earned while providing these chassis management services, as well as CAI’s management fee revenue, have been made to the 2005 and 2004 amounts in order to conform to the 2006 presentation. These reclassifications had no impact on net income.

(2)	Leasing activities:

As lessor—

The Company has entered into various leases of equipment that qualify as direct financing leases. At the inception of a direct financing lease, the Company records a net investment based on the total investment (representing the total future minimum lease payments plus unguaranteed residual value), net of unearned lease income. The unguaranteed residual value is generally equal to the purchase option of the lessee, and is included in total lease receivables (approximately $69,308 and $65,590 at December 31, 2006 and 2005, respectively). Unearned income represents the excess of total future minimum lease payments plus residual value over equipment cost. Receivables under these direct financing leases, net of unearned income, are collectible through 2017 as follows:

                                              December 31, 2006
                       --------------------------------------------------------------
                           Total Lease              Unearned             Net Lease
                            Receivable            Lease Income          Receivable
                       --------------------- ---------------------- ------------------
     2007                     $140,193               $35,365              $104,828
     2008                      106,018                25,533                80,485
     2009                       79,494                18,514                60,980
     2010                       60,952                13,159                47,793
     2011                       40,211                 9,196                31,015
     Thereafter                 95,007                16,129                78,878
                                ------                ------                ------
                              $521,875              $117,896              $403,979
                              ========              ========              ========

As of December 31, 2005, the Company had total lease receivables, unearned lease income and net lease receivables of $463,717, $100,843 and $362,874 respectively.

As of December 31, 2006, the Company also had noncancelable operating leases, under which it will receive future minimum rental payments as follows:

                    2007                             $146,596
                    2008                               99,923
                    2009                               63,636
                    2010                               44,179
                    2011                               19,127
                    Thereafter                         26,444
                                                       ------
                                                     $399,905
                                                     ========

The Company capitalizes lease commissions and amortizes this cost over the average life of the related lease contract. At December 31, 2006, there were no capitalized lease commissions. At December 31, 2005, $1,469 of these commissions were included in other assets on the accompanying Consolidated Balance Sheet.

Allowance for doubtful accounts—

The following summarizes the activity in the allowance for doubtful accounts:

                                                            2006                 2005                2004
                                                       ----------------- -------------------- ----------------
       Balance, beginning of year                          $13,315              $14,091             $16,358
           Provision charged to expense                      1,432                2,063               1,476
           Write-offs                                       (9,479)              (2,799)             (5,247)
           CAI deconsolidation as of October 1, 2006        (3,088)                 ---                 ---
           Recoveries                                          ---                    7               1,507
           Other                                                (8)                 (47)                 (3)
                                                                ---                 ----                 ---
       Balance, end of year                                 $2,172              $13,315             $14,091
                                                            ======              =======             =======

The allowance for doubtful accounts includes the Company’s estimate of allowances necessary for receivables on both operating and direct financing lease receivables related to equipment owned by the Company. The allowance for doubtful accounts is developed based on two key components (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful and (2) reserves for estimated losses inherent in the receivables based upon historical trends. The Company believes its allowance for doubtful accounts is adequate to provide for credit losses inherent in its accounts receivable. The allowance for doubtful accounts requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. In addition, changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. Direct financing leases are evaluated on a case by case basis. When evaluating its operating and direct financing lease receivables for impairment, the Company considers, among other things, the level of past-due amounts of the respective receivable, the borrower’s financial condition, credit quality indicators of the borrower, the value of underlying collateral and third party credit enhancements such as guarantees and insurance policies. Once a direct financing lease is determined to be non-performing, Company procedures provide for the following events to take place in order to evaluate collectibility:

•	The past due amounts are reclassified to accounts receivable,

•	The equipment value supporting such direct financing lease is reclassified to leasing equipment, and

•	Collectibility is evaluated, taking into consideration equipment book value, and the total outstanding receivable, as well as the likelihood of collection through the recovery of equipment.

As of December 31, 2006 and 2005, included in accounts receivable were non-performing receivables of $952 and $8,630, respectively (excluding the non-performing receivables of CAI amounting to $2,862 at December 31, 2005). These non-performing receivables were fully reserved at December 31, 2006 and 2005. The Company’s average non-performing receivables were $4,695 and $8,633 for the years ended December 31, 2006 and 2005, respectively. This excludes CAI’s average non-performing receivables amounting to $2,890 and $1,114 for the years ended December 31, 2006 and 2005, respectively.

All outstanding amounts due for non-performing direct financing lease accounts have been reclassified to accounts receivable; therefore, an allowance for doubtful accounts for the net investment in direct financing leases is not required.

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

The Company also maintains credit insurance which provides complementary coverage upon the occurrence of a customer’s insolvency, bankruptcy or default giving rise to the Company’s demand for return of all of its equipment. The policy covers a portion of the equipment leasing revenues the Company might lose as a result of the customer’s default (i.e., up to 90 days of lease payments that accrue prior to an occurrence under the policy). The Company’s current policy includes coverage of $10,000 with a $150 deductible, per year, in the aggregate. The policy has a two-year term which currently expires on January 31, 2009. There can be no assurance that this or similar coverage will be available in the future or that such insurance will cover the entirety of any loss.

(3)	Debt and Capital Lease Obligations:

The following table summarizes the Company’s debt and capital lease obligations as of December 31, 2006 and 2005:

                                                                             December 31,                 December 31,
Total Debt and Capital Lease Obligations                                         2006                         2005
-----------------------------------------                                -------------------- -----------------------------

Chassis Securitization Facility, interest at 5.34% and
  5.94% at December 31, 2006 and 2005, respectively
      Capital lease obligation                                                   $378,545                     $388,422
      Debt obligation                                                                 ---                       24,144
      Warehouse facility                                                              ---                        8,416

2005 DVB Facility - Secured container equipment financing facility, interest at 6.37% and 6.55% at December 31, 2006 and 2005,
  respectively, maturing December 2010                                            150,961                      250,718

Revolving credit facility for chassis, interest at 6.35% and 5.64% at
  December 31, 2006 and 2005, respectively, revolving period ending
  September 9, 2010                                                                15,000                       15,000

Notes and loans payable with various rates ranging from 5.75% to 7.50%
  and maturities from 2007 to 2010                                                 11,508                       22,049

Capital lease obligations payable in varying amounts through 2017                 470,365                      284,849

Revolving credit facility, CAI, interest at 5.97% at December 31, 2005                ---                       64,000

2005 Fortis Facility - Secured container equipment financing facility,
  interest at 6.41% at December 31, 2005                                              ---                      463,186

6.00% Notes due 2014 (unsecured) net of unamortized discount of $28,752
  and $31,342 at December 31, 2006 and 2005, respectively                         201,248                      198,658

7.35% Notes due 2007 (unsecured)                                                   89,950                       94,160

7.20% Notes due 2007 (unsecured)                                                   33,775                       37,875

9.25% Convertible redeemable subordinated debentures, mandatory
  redemption 2022 (unsecured)                                                      37,182                       37,182

9.875% Preferred capital securities due 2027 (unsecured)                           75,000                       75,000
                                                                                   ------                       ------
Total Debt and Capital Lease Obligations                                        1,463,534                    1,963,659
                                                                                ----------                   ---------

Less Current Maturities                                                           262,768                      229,112

Total Non-Current Debt and Capital Lease Obligations                           $1,200,766                   $1,734,547
                                                                               ==========                   ==========

In December 2006, at the Company’s request, it received a commitment letter from Fortis Capital Corp. providing for a $1,800,000 secured financing facility for the purpose of refinancing its existing secured indebtedness, funding future capital expenditures and working capital, and for any other purpose as determined by the Company. This commitment, among other things, would be available to provide financing for a potential acquisition of the Company’s common stock, which could include an acquisition of the type contemplated by the proposed letter from the Company’s Chairman and Chief Executive Officer dated January 16, 2007. For further information regarding this proposal letter, see Note 18 to the Consolidated Financial Statements. This financing commitment is subject to documentation and to various other customary terms and conditions. Also as of December 31, 2006, a total commitment of $107,500 was available under the revolving credit facility for chassis.

As of December 31, 2006, the annual maturities of capital leases and related interest were as follows:

                       Payment                   Interest                  Principal
                 ----------------------- ------------------------- -------------------------
2007                     $93,327                    $25,362                    $67,965
2008                     113,899                     22,661                     91,238
2009                      93,891                     17,411                     76,480
2010                      74,946                     14,123                     60,823
2011                      66,043                     12,402                     53,641
Thereafter               531,820                     33,057                    498,763
                         -------                     ------                    -------
                        $973,926                   $125,016                   $848,910
                        ========                   ========                   ========

As of December 31, 2006 the scheduled principal maturities of debt were as follows:

2007                                             $194,803
2008                                               40,050
2009                                               23,795
2010                                               29,785
2011 and thereafter                               326,191
                                                  -------
                                                 $614,624
                                                 =========

The Company’s debt consists of notes, loans and capital lease obligations with installments payable in varying amounts through 2027, with a weighted average interest rate of 6.7% and 6.8% in 2006 and 2005, respectively. The principal amount of debt and capital lease obligations payable under fixed rate contracts was $1,185,373. Remaining debt and capital lease obligations of $278,161 were payable under floating rate arrangements, of which $250,583 was effectively converted to fixed rate debt through the use of interest rate swap agreements. At December 31, 2006, most of the debt and capital lease obligations of the Company are secured by a substantial portion of the Company’s leasing equipment, direct financing leases and accounts receivable, except for $437,155 of debt which is unsecured. For further information on the accounting treatment for interest rate swap contracts see Note 4 to the Consolidated Financial Statements.

The following is a description of the significant components of the Company’s indebtedness as of December 31, 2006:

Chassis Securitization Facility: The Company’s current chassis securitization facility was established in September 2002. This facility was initially limited to $540,968 and was increased in May 2003 to provide for a $200,000 revolving warehouse facility within the chassis securitization facility. In July 2003 and October 2003, the Company agreed, among other things, to suspend its ability to incur additional funding under this warehouse facility until such time as the loan and guarantee parties have each agreed in their sole discretion to reinstate their funding commitments. This warehouse facility remained suspended throughout 2004. In early 2005, the Company elected not to renew the warehouse facility. As a result of this decision, the warehouse facility was not extended beyond its scheduled expiration date of March 31, 2005. Accordingly, under the terms of the securitization facility, beginning April 1, 2005, all cash flow from the securitization that would normally have been received by the Company after the requirements of the securitization financing are satisfied was used to pay down the warehouse facility until it was paid in full. In addition, based on the terms of the securitization financing, the interest rate on the warehouse facility was increased by 100 basis points as of March 31, 2005. The remaining warehouse facility debt was paid in March 2006. The total amount outstanding under the Company’s chassis securitization facility at December 31, 2006 was $378,545.

2005 DVB Facility: The 2005 DVB Facility was established pursuant to a Credit Agreement dated as of December 21, 2005 among Interpool, Inc., ICL, DVB (the agent lender) and certain other lenders. The facility consists of A notes ($219,701 funded) and B notes ($31,017 funded), and is secured by shipping containers owned by its subsidiary, ICL, which are leased to customers under direct financing lease arrangements, and by the related lease receivables and other receivables of ICL. A total of $250,718 was borrowed under the 2005 DVB Facility on December 21, 2005 and remained outstanding at December 31, 2005. At December 31, 2006 only the A notes remained outstanding at a total of $150,961.

The interest rate for the A notes under the 2005 DVB Facility is fixed at 6.365%. The A notes amortize over a five year term. The interest rate for the B notes was LIBOR plus 350 basis points. The 2005 DVB Facility also includes covenants related to a minimum level of tangible net worth, a minimum fixed charge coverage ratio, and a maximum funded debt to tangible net worth ratio, as well as other customary restrictive covenants.

Revolving Credit Facility for Chassis: During September 2005, the Company completed a secured revolving credit facility for $122,500 with an agent bank and other lenders for the financing of chassis equipment. The term of this facility is five years. The interest rate was set at LIBOR plus 1.375% until January 1, 2006, after which the rate was determined by a pricing grid related to a defined funded debt to tangible net worth ratio (as defined in the Credit Agreement) with interest rates ranging from LIBOR plus 1.00% to LIBOR plus 1.625%. The interest rate currently is set at LIBOR plus 1.00%, which totaled 6.35% at December 31, 2006. The Credit Agreement for this facility also includes covenants related to a minimum level of tangible net worth, a minimum fixed charge coverage ratio, and a maximum funded debt to tangible net worth ratio, as well as other customary restrictive covenants. As of December 31, 2006, $15,000 was outstanding under this facility.

6% Notes and Warrants: On September 14, 2004, the Company entered into a Securities Purchase Agreement pursuant to which it sold $150,000 total principal amount of a new series of 6.0% Notes due 2014 (the “6% Notes”) in a private transaction with four investors. In connection with the sale of the 6% Notes, the Company also issued to the investors two series of warrants that were originally exercisable for a total of 8,333,333 shares of its common stock at an initial exercise price of $18.00 per share (the “Warrants”). The exercise price of the Warrants is subject to customary anti-dilution adjustments as set forth in the Warrants. As of December 31, 2006, as a result of anti-dilution adjustments, the Warrants were exercisable for a total of 8,916,666 shares at an exercise price of $16.84143 per share.

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

The Warrants expire on September 1, 2014, although the Company has the right under certain conditions to require that they be exercised at any time if its common stock trades at $30.00 per share or more for five consecutive trading days, provided that the shares being issued upon exercise are registered shares.

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

EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock (“EITF 00-19”) requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or liability must be carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. As of December 31, 2004 and 2005, the Company classified these Warrants as a liability, as noted above, because the requirements of EITF 00-19 for classification of the Warrants as equity had not been met. During the period the Warrants were classified as a liability, changes in fair value were reported as fair value adjustment for Warrants in the Consolidated Statement of Income. Due primarily to the increase in the market value of the Company’s common stock during the last quarter of 2004, the fair market value of the Warrants increased from $22,500 at September 30, 2004 to $71,722 at December 31, 2004. As a result, during the three months ended December 31, 2004, the Company recorded a non-cash expense of $49,222 (for which no tax benefit was derived) which was reflected as fair value adjustment for warrants on the accompanying Consolidated Statements of Income. Due to changes to items which affect the calculation of the fair value of the Warrants, primarily the change in the market value of the Company common stock during 2005, the estimated fair market value of these Warrants decreased from $71,722 at December 31, 2004 to $53,231 at December 31, 2005. As a result, during the year ended December 31, 2005, the Company recorded non-cash income of $18,491 (for which no tax expense was derived) which has been reflected as fair value adjustment for warrants on the accompanying Consolidated Statements of Income. On February 21, 2006, the registration statement for the Warrants was declared effective by the SEC, satisfying the final condition required under EITF 00-19 for classification of the Warrants as equity (as opposed to liabilities) on the Company’s Consolidated Balance Sheets. A final valuation of the Warrants as of February 21, 2006 was obtained from an independent third party. The fair value was determined to be $58,440 as compared with a fair value of $53,231 as of December 31, 2005. The increase in value of $5,209 (for which no tax benefit was derived) was primarily related to an increase in the market price of the Company’s common stock during 2006, and is reflected in the Consolidated Statement of Income for the year ended December 31, 2006. The Company reviews the classification of the Warrants each quarter. As of December 31, 2006 the Company’s outstanding Warrants are classified as equity in accordance with EITF 00-19.

On November 29, 2004, the Company sold $80,000 total principal amount of additional 6% Notes (the “November 2004 6% Notes”) due 2014 to eight investors under the same Indenture used for the $150,000 unsecured financing completed during September 2004. The terms of the November 2004 6% Notes are identical to those of the 6% Notes sold during September 2004 (as described previously in this document) with the following exceptions: (1) there were no warrants associated with the November 2004 6% Notes and (2) the original issue discount on the November 2004 6% Notes was approximately 14.7% versus 15.0% for the September 2004 6% Notes. The November 2004 6% Notes were sold at a discount which provided net proceeds totaling $68,065. The net proceeds have been used for general corporate purposes, including, but not limited to, the purchase of equipment, retirement of debt, acquisitions, and/or working capital.

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

In addition, during 2005, the Company and the Indenture Trustee for the 6% Notes (the “Indenture Trustee”), with the consent of the holders of a majority in principal amount of the outstanding 6% Notes, entered into several Supplemental Indentures amending the terms of the Indenture governing the 6% Notes. Pursuant to a Supplemental Indenture dated as of June 29, 2005, the Indenture was amended to provide that all determinations of the Company’s consolidated net income, for purpose of the restricted payments provisions in Section 4.7 of the Indenture, shall be based upon its adjusted consolidated net income, after excluding the effect on net income of any gain or loss attributable to any valuation adjustment relating to the Warrants. Pursuant to a Supplemental Indenture dated as of December 16, 2005, Section 4.8 of the Indenture, which generally prohibits the existence of contractual restrictions on the ability of its subsidiaries to pay dividends or distributions to the parent company, Interpool Inc., was amended. The December 16, 2005 Supplemental Indenture added a new exception to Section 4.8(b) so as to permit its subsidiaries to agree to those restrictions that are contained in the 2005 Fortis Facility and in the 2005 DVB Facility on the ability of Interpool Limited and ICL to pay dividends and distributions to Interpool, Inc., as described above. Finally, pursuant to a Supplemental Indenture dated as of December 19, 2005, Section 4.7 of the Indenture, which limits the amount of cash dividends, distributions and other restricted payments that may be made by the parent company Interpool, Inc. to its stockholders, was amended. The December 19, 2005 Supplemental Indenture modified clause (9) of Section 4.7(b) to provide that, in addition to the other specified exceptions, dividends and distributions may be paid in the aggregate amount of $13,000 (an increase from the $7,000 permitted under the original Indenture) from and after the date of the Indenture.

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

On January 30, 2006, the Company, the holders of a majority in principal amount of the Notes and the holders of a majority of the Warrants entered into amendments which had the effect of extending from February 1, 2006 to April 1, 2006 the date on which liquidated damages would have become payable with respect to the 6% Notes and/or the Warrants if they had not been registered with the SEC. As a result of these amendments, the Company was obligated to use commercially reasonable efforts to have these registration statements declared effective by the SEC by March 6, 2006. On February 21, 2006, the registration statement for the Warrants was declared effective by the SEC. The registration statement for the 6% Notes was declared effective on February 27, 2006.

As of December 31, 2006, a total of $201,248 ($230,000 principal less $28,752 unamortized discount) of the 6% Notes issued during September and November 2004 was outstanding.

7.35% and 7.20% Notes: In July and August of 1997, the Company issued $225,000 of ten year notes, comprised of $150,000 of 7.35% Notes due 2007 and $75,000 of 7.20% Notes due 2007. The net proceeds from these offerings were used to repay secured indebtedness, to purchase equipment and for other investments. During 2006, the Company retired $4,210 of the 7.35% Notes and $4,100 of the 7.20% Notes and recognized pre-tax costs related to this retirement of $131 which have been reflected within loss on retirement of debt on the accompanying Consolidated Statements of Income. As of December 31, 2006, $89,950 and $33,775 principal amount of the 7.35% and 7.20% Notes, respectively, remained outstanding.

9.25% Convertible Redeemable Subordinated Debentures: In December 2002, the Company issued $32,118 of 9.25% Convertible Redeemable Subordinated Debentures, and subsequently issued an additional $5,064 of such debentures in January and February 2003, resulting in a total of $37,182 of debentures issued and outstanding at December 31, 2005. The debentures bear interest at an annual rate of 9.25%. They have a mandatory redemption feature upon the earlier of the occurrence of a change of control or on December 27, 2022. They have an optional redemption feature after the third anniversary at a price of 100% of outstanding principal plus accrued interest. They have a special redemption feature between December 27, 2006 and December 27, 2007, during which period the Company may redeem the debentures by issuing common stock at $25.50 per debenture plus accrued interest if the average closing price of its common stock for five consecutive trading days equals or exceeds $25.50 per share. Lastly, at any time, a holder of the debentures may convert the debentures into the Company’s common stock at a per share conversion price of $25.00. As of December 31, 2006, $37,182 of the 9.25% Convertible Redeemable Subordinated Debentures remained outstanding.

9.875% Preferred Capital Securities: On January 27, 1997, Interpool Capital Trust, a Delaware business trust and special purpose entity (the “Trust”), issued to outside investors 75,000 shares of 9.875% Capital Securities with an aggregate liquidation preference of $75,000 (the “Capital Securities”) for proceeds of $75,000. Interpool, Inc. owns all the common securities of the Trust. The proceeds received by the Trust from the sale of the Capital Securities were used by the Trust to acquire $75,000 of the Company’s 9.875% Junior Subordinated Deferrable Interest Debentures due February 15, 2027 (the “Debentures”). The sole asset of the Trust is $77,320 aggregate principal amount of the Debentures. The Capital Securities represent preferred beneficial interests in the Trust’s assets. Distributions on the Capital Securities are cumulative and payable at the annual rate of 9.875% of the liquidation amount, semi-annually in arrears and commenced February 15, 1997. The Company has the option to defer payment of distributions for an extension period of up to five years if it is in compliance with the terms of the Capital Securities. Interest at 9.875% will accrue on such deferred distributions throughout the extension period. The Capital Securities will be subject to mandatory redemption upon repayment of the Debentures to the Trust. The redemption price decreases from 104.9375% of the liquidation preference in 2007 to 100% in 2017 and thereafter. The obligations of the Company under the Debentures, under the Indenture pursuant to which the Debentures were issued, under certain guarantees and under certain back-up obligations, in the aggregate constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the Capital Securities. As of December 31, 2006, $75,000 of the Capital Securities remained outstanding.

New Financings in 2006: In 2006 the Company entered into capital lease obligations totaling $225,975 with U.S. financial institutions, with fixed interest rates ranging from 4.95% to 6.11% and maturities from March 2014 to January 2017. On all of these capital lease obligations the Company has bargain fixed purchase options that it expects to exercise at the time of maturity. At December 31, 2006, $223,385 remained outstanding under these capital lease obligations.

During February 2006, the Company entered into a capital lease obligation transaction with a U.S. financial institution for $23,834, with a fixed interest rate of 6.11%, which continues until March 2014. The Company has a bargain fixed purchase option at that time that it expects to exercise. At December 31, 2006, $22,592 of this capital lease obligation remained outstanding.

During August and September 2006, the Company entered into two capital lease obligation transactions with U.S. financial institutions. The first was for $44,441, with a fixed interest rate of 5.43%, which continues until September 2016. The Company has a fixed price purchase option at that time that it expects to exercise. At December 31, 2006, $43,965 of this capital lease obligation remained outstanding. The second was for $24,523, with a fixed interest rate of 5.12%, which continues until September 2016. The Company has a fixed price purchase option at that time that it expects to exercise. At December 31, 2006, $24,240 of this capital lease obligation remained outstanding.

During October and November 2006, the Company entered into two capital lease obligation transactions with U.S. financial institutions. The first was for $24,792, with a fixed interest rate of 5.16%, which continues until October 2016. The Company has a fixed price purchase option at that time that it expects to exercise. At December 31, 2006, $24,601 of this capital lease obligation remained outstanding. The second was for $23,394, with a fixed interest rate of 5.51% for $17,000 and 5.46% for $6,394, which continues until November 2014. The Company has a fixed price purchase option at that time that it expects to exercise. At December 31, 2006, $22,996 of this capital lease obligation remained outstanding.

During December 2006, the Company entered into three capital lease obligation transactions with U.S. financial institutions. The first was for $29,991, with a fixed interest rate of 5.00%, which continues until January 2017. The Company has a fixed price purchase option at that time that it expects to exercise. The second was for $15,000, with a fixed interest rate of 5.00% which continues until January 2017. The Company has a fixed price purchase option at that time that it expects to exercise. The third was for $40,000, with a fixed interest rate of 4.95% which continues until December 2016. The Company has a fixed price purchase option at that time that it expects to exercise. All three amounts remained outstanding at December 31, 2006.

Debt Repayment: On March 29, 2006, in connection with the March 2006 Container Sale, the Company repaid the remaining outstanding debt balance of $433,902 associated with the 2005 Fortis Facility and terminated the facility, which included eliminating the commitment for future financing under the facility. Additionally, the Company accelerated a principal payment of $28,526 associated with the 2005 DVB Facility. In connection with these and other debt repayments, the Company wrote off $8,383 in deferred financing fees which are included in loss on retirement of debt on the Consolidated Statements of Income.

Completion of Exchange Offer: During April 2006, the Company announced the successful completion of an exchange offer for all of the Company’s outstanding 6% Notes. Pursuant to the exchange offer, the entire $230,000 principal amount of 6% Notes (the “6% Private Senior Notes”) was tendered prior to the expiration of the exchange offer and exchanged for the same principal amount of Interpool 6% Notes due 2014 (the “6% Exchange Senior Notes”), which have been registered under the Securities Act. The 6% Private Senior Notes were originally issued and sold in 2004, in transactions exempt from registration under the Securities Act. The 6% Exchange Senior Notes issued in the exchange offer have identical terms and conditions as the unregistered 6% Private Senior Notes, except that the 6% Exchange Senior Notes are not subject to the restrictions on resale or transfer that applied to the unregistered 6% Private Senior Notes.

Covenants: At December 31, 2006, under the Company’s 2005 DVB Facility and the chassis revolving credit facility established during September 2005, and most of its other debt instruments, the Company is required to maintain covenants (as defined in each agreement) for tangible net worth (the most stringent of which required the Company to maintain tangible net worth of at least $300,000), a fixed charge coverage ratio of at least 1.5 to 1 and a funded debt to tangible net worth ratio of not more than 4.0 to 1. For the most restrictive covenants, tangible net worth includes stockholders’ equity plus any “warrant liability”, its 9.875% preferred capital securities and its 9.25% convertible redeemable subordinated debentures and any future subordinated debt, and is reduced by goodwill and adjusted to eliminate the impact of adjustments associated with derivative instruments; funded debt excludes the portion of debt and capital lease obligations due within one year, its 9.875% preferred capital securities and its 9.25% convertible redeemable subordinated debentures, and any future subordinated debt; fixed charges include interest expense, excluding that related to its 9.875% preferred capital securities and its 9.25% convertible redeemable subordinated debentures and any future subordinated debt, and lease rentals; earnings available for fixed charges include income before depreciation and income taxes, excluding the impact of any non-cash fair value adjustments for warrants, plus fixed charges, plus interest expense associated with its 9.875% preferred capital securities and its 9.25% convertible redeemable subordinated debentures and any future subordinated debt. As of December 31, 2006, the Company was in compliance with all covenants.

A servicing agreement to which the Company is a party requires that the Company maintain a tangible net worth (including its 9.875% preferred capital securities due 2027) of at least $375,000 plus 50% of any positive net income reported from October 1, 2004 forward.

At December 31, 2006, under a restriction in its 6.0% Note Indenture, approximately $50,771 of retained earnings were available for dividends.

(4)	Derivative instruments:

The Company employs derivative financial instruments (limited to interest rate swap agreements) to effectively convert certain floating rate debt instruments into fixed rate instruments and thereby manage its exposure to fluctuations in interest rates.

As of December 31, 2006 and December 31, 2005, included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets was a liability of $556 and $3,246, respectively, representing the market value of the Company’s interest rate swap contracts.

The unrealized pre-tax income on cash flow hedges for the year ended December 31, 2006 of $2,819 and the related income tax effect of $986 have been recorded by the Company as a component of accumulated other comprehensive income on the Consolidated Balance Sheets.

The unrealized pre-tax income on cash flow hedges for the year ended December 31, 2005 of $13,190 and the related income tax effect of $4,353 have been recorded by the Company as a component of accumulated other comprehensive income on the Consolidated Balance Sheets.

On March 31, 2005, the Company entered into three interest rate swap contracts with original notional amounts totaling $204,858. These three interest rate swap contracts are a result of the November 2004 Fortis facility (the “November 2004 Fortis facility”), as amended, which required that the Company enter into interest rate swap contracts in order to effectively convert at least seventy percent of the debt associated with operating lease equipment and ninety percent of the debt associated with direct financing leases from floating rate debt to fixed rate debt. During December 2005, borrowings under the November 2004 Fortis facility were repaid with the proceeds from a new facility with the same lender. These interest rate swap contracts (which were accounted for as freestanding derivative instruments) were reassigned to the 2005 Fortis Facility. During the three months ended March 31, 2006, the Company repaid the remaining outstanding debt balance associated with the 2005 Fortis facility and, as a result, the Company terminated these three interest rate swap contracts with outstanding notional amounts totaling $174,304. As a result of terminating these swap contracts, the Company recognized a pre-tax gain of $1,081 which is included in fair value adjustment for derivative instruments in the Consolidated Statements of Income.

During the year ended December 31, 2005, the Company terminated six interest rate swap contracts, with outstanding notional amounts totaling $46,035 following repayment of the related debt. As a result of terminating these swap contracts, the Company recognized a loss of $378 which is included in fair value adjustment for derivative instruments in the Consolidated Statements of Income.

As of December 31, 2006, the Company held various interest rate swap agreements with one financial institution. The aggregate notional balance of the swaps was $250,583 as of December 31, 2006.

For the year ended December 31, 2006, the Company reported $2,792 of pre-tax income in the Consolidated Statements of Income primarily due to changes in the fair value of interest rate swap agreements which do not qualify as cash flow hedges under SFAS 133. This compares to $2,860 and $1,511 of pre-tax income for the years ended December 31, 2005 and 2004, respectively.

The Company may, at its discretion, terminate or redesignate any interest rate swap agreements prior to maturity. At that time, any gains or losses previously reported in accumulated other comprehensive income on termination would continue to amortize into interest expense or interest income to correspond to the recognition of interest expense or interest income on the hedged debt. If such debt instrument was also terminated, the gain or loss associated with the terminated derivative included in accumulated other comprehensive loss at the time of termination of the debt would be recognized in the Consolidated Statement of Income at that time.

In addition to the amounts included in the fair value adjustment for derivative instruments related to changes in the fair value of interest rate swap agreements, a change in the fair value of the warrants issued during September 2004 in connection with the 6.0% Notes, which was classified as a liability at December 31, 2005 on the accompanying Consolidated Balance Sheets, resulted in a non-cash expense of $5,209 for the year ended December 31, 2006 (for which no tax benefit was derived). This compares to non-cash income of $18,491 for the year ended December 31, 2005 (for which no tax expense was derived) and non-cash expense of $49,222 for the year ended December 31, 2004 (for which no tax benefit was derived). These amounts are included in fair value adjustment for warrants on the accompanying Consolidated Statements of Income. For further information regarding the 6% Notes and the related warrants, see Note 3 to the Consolidated Financial Statements.

As of December 31, 2006, the annual maturities of the notional principal amounts, with installments payable in varying amounts through 2013, and the weighted average interest rates expected to be received or paid for interest rate swap contracts were as follows:

                         Notional              Receive                 Pay
                          Amount                 Rate                  Rate
                     -------------------- -------------------- ------------------

2007                    $138,609                 5.35%               5.94%
2008                      24,068                 5.35%               6.01%
2009                      24,070                 5.35%               6.01%
2010                      24,068                 5.35%               6.01%
2011                      24,069                 5.35%               6.01%
Thereafter                15,699                 5.35%               4.25%
                          ------                 -----               -----
Total                   $250,583                 5.35%               5.86%
                        ========                 =====               =====

The weighted average receive rate is based on the floating rate option specified by the interest rate swap contract which is either one-month or three-month USD-LIBOR.

(5)	Income taxes:

Significant components of deferred tax assets and liabilities as of December 31, 2006 and 2005 were as follows:

                                                   2006               2005
                                                   ----               ----
Deferred tax assets:

    Loss carry forwards                            $96,878           $147,761
    Other                                            4,917              9,905
                                                     -----              -----
        Total deferred tax assets                  101,795            157,666
           Valuation allowances                     (4,318)            (3,567)
                                                    -------            -------
        Net deferred tax assets                     97,477            154,099
                                                    ======            =======

Deferred tax liabilities:
    Operating property, net                        138,883            207,499
    Other                                            2,007              2,397
                                                     -----              -----
        Total deferred tax liabilities             140,890            209,896
                                                   -------            -------
        Net deferred tax liability                 $43,413            $55,797
                                                   =======            =======

The $751 increase to the valuation allowance related to an equity investment, Chassis Holdings I, LLC. The valuation allowance increased to match the increase in the deferred tax asset resulting from certain deductions associated with this equity investment.

Through December 31, 2006, the Company has incurred passive activity loss carryovers of approximately $245,189 for U.S. federal income tax purposes and $214,873 for state income tax purposes. These losses can be carried forward indefinitely to offset income from future leasing activities.

A significant operating subsidiary of the Company is Interpool Containers Limited (“ICL”), a Barbados corporation. ICL took over the leasing operations from Interpool Limited in 2005. Interpool Limited had no container rental or sales income during 2006. Under the terms of an income tax convention between the United States and Barbados (the “Tax Treaty”), ICL’s leasing income is fully taxable by Barbados, but exempt from U.S. Federal taxation. The Barbados tax rate ranges from 1.5% to 2.5% on income up to $15,000 and 1% on income exceeding this amount while Barbados defined capital gains are exempt from Barbados taxation.

The Tax Treaty contains a limitation on benefits provision which denies treaty benefits under certain circumstances. On July 14, 2004, the United States and Barbados signed a protocol (the “Protocol”) to the Tax Treaty which was ratified on December 20, 2004 that contains an even more restrictive limitation of benefits provision. The Protocol took effect on January 1, 2005. Under the Protocol, ICL is only eligible for Treaty benefits with respect to its container rental and sales income if, among other things, the Company is listed on a “recognized stock exchange” and its stock is “primarily” and “regularly” traded on such exchange.

During April 2004, the Company was de-listed by the New York Stock Exchange. During this de-listing, its common stock was traded on the over-the-counter market under the symbol IPLI. In December 2004, after making all delinquent SEC filings, the Company applied for re-listing on the New York Stock Exchange. On January 13, 2005 the Company was again listed, and began trading on the New York Stock Exchange. The Company’s listing and trading volume satisfies the “primarily” and “regularly” traded requirements of the Protocol, and ICL qualified under the Tax Treaty through December 31, 2006.

No deferred U.S. Federal income taxes have been provided on the unremitted earnings of Interpool Limited or ICL since it is the Company’s intention to indefinitely reinvest such earnings. At December 31, 2006 the combined unremitted earnings of Interpool Limited and ICL were approximately $109,795. The deferred U.S. Federal income taxes related to the unremitted earnings of Interpool Limited and ICL would be approximately $37,118, assuming these earnings were taxable at the U.S. statutory rate, net of foreign tax credits.

In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was signed into law. The AJCA created a temporary incentive for U.S. multinationals, such as Interpool, Inc. to repatriate accumulated income earned outside the U.S. at an effective U.S. federal tax rate of approximately 5.25%. On December 27, 2005, pursuant to the AJCA, Interpool, Inc.‘s wholly-owned Barbados subsidiary, Interpool Limited, made a distribution to Interpool, Inc. of approximately $305,000 (the “Distribution”), as part of a plan approved by Interpool, Inc.‘s Board of Directors to repatriate accumulated and current earnings and profits of Interpool Limited, which previously had been considered permanently reinvested outside the United States. During 2005, the Company recorded expenses related to the Distribution of $23,061 which included a federal tax provision expense and current tax liability of $17,566 due to the Distribution and a state tax provision expense and current tax liability of $2,413 due to Interpool Limited’s transfer of substantially all of its operating assets and liabilities to ICL.

As companies resident in Barbados, Interpool Limited and ICL are required to file tax returns in Barbados and pay any tax liability to Barbados. All such returns have been filed.

A reconciliation of the U. S. statutory tax rate to the effective tax rate follows:

                                                                2006            2005            2004
                                                                ----            ----            ----

U.S. statutory rate                                              35.0%          35.0%          35.0%
Difference due to operation of subsidiaries in Barbados         (13.8)         (15.0)         (75.8)
Reduction in Barbados deferred taxes due to March 2006
Container Sale
                                                                 (3.4)           ---            ---
State taxes                                                       4.3            6.1           10.1
Warrant liability                                                 1.2           (7.1)          81.2
Distribution                                                      ---           17.5            ---
CAI--stock option compensation                                    ---            1.7            ---
Sale of CAI stock                                                 3.3            ---            ---
Other                                                             3.6            1.9           11.7
Valuation allowances                                              0.5           (6.2)           0.8
                                                                  ---           ----            ---

Effective tax rate                                               30.7%          33.9%          63.0%
                                                                 =====          =====          =====

A non-cash expense of $5,209 recorded in 2006 pertaining to the increase in the Company's liability for warrants is not recognized for federal income tax purposes. This resulted in a 1.2% increase in the Company's actual tax rate. This compares to non-cash income of $18,491 recorded in 2005 pertaining to a decrease in the Company's liability for warrants. This income is not recognized for Federal income tax purposes. This resulted in a 7.1% decrease in the Company's 2005 actual tax rate. On October 1, 2006, the Company sold its 50% common equity interest in CAI. The tax gain was larger than the book gain by $14,562 due to CAI's unremitted earnings which were previously expected to be remitted through mostly tax-exempt dividends. This resulted in an additional federal tax provision of $5,097 in 2006. The tax expense on the unremitted earnings of CAI resulted in a 3.3% increase in the Company's 2006 actual tax rate. The March 2006 container sale resulted in a $5,268 Barbados tax benefit due to a reversal of the deferred Barbados tax liability established in prior years at the 2.5% tax rate down to a 1% tax rate and the Barbados tax exemption for the sales proceeds in excess of the containers' cost. This resulted in a 3.4% decrease in the Company's 2006 actual tax rate.

The provision (benefit) for income taxes is as follows:

                                              2006            2005          2004
                                              ----            ----          ----

U.S.                                          $49,968        $9,853       $13,277
U.S. Distribution
(repatriation related taxes)                      ---        19,979           ---
Other                                          (2,861)          943            85
                                               -------          ---            --
                                              $47,107       $30,775       $13,362
                                              =======       =======       =======

Current                                       $33,738        $3,793        $2,238
Current-Distribution
(repatriation related taxes)                      ---        21,022           ---
Deferred                                       13,369         7,003        11,124
Deferred-Distribution (repatriation
related taxes)                                    ---        (1,043)          ---
                                                  ---        -------          ---
                                              $47,107       $30,775       $13,362
                                              =======       =======       =======
(6)	March 2006 Container Sale:

On March 29, 2006, the Company’s wholly owned container leasing subsidiary, Interpool Containers Limited (“ICL”), completed the sale of approximately 273,300 standard dry marine cargo containers (the “March 2006 Container Sale”), together with an assignment of all rights of ICL under existing operating leases for these containers with its customers, to a newly formed subsidiary of an investor group based in Switzerland (the “Purchaser”), pursuant to a Sale Agreement dated March 14, 2006 (the “Sale Agreement”). Although the sale was completed on March 29, 2006, the Sale Agreement stipulated that the Purchaser would be entitled to the net operating income attributable to the containers sold to the Purchaser from and after April 1, 2006. The aggregate cash purchase price paid by the Purchaser was approximately $515,869. The containers sold represented approximately 74% of the standard dry marine cargo containers owned by the Company at December 31, 2005 that were in its operating lease fleet, including most of the containers managed for the Company by CAI. The sale did not include containers subject to existing direct financing leases with customers.

In connection with the Sale Agreement, the Company and CAI entered into management agreements with the Purchaser (the “Management Agreements”) under which they agreed to perform management services on behalf of the Purchaser with respect to the containers sold, including billing, collecting, lease renewal, operations and disposition activities, in consideration of a management fee equal to 4% of the net operating income attributable to containers under long-term operating leases, and 9% of the net operating income attributable to containers under short-term operating leases, as defined in the Management Agreements. The Management Agreements designate ICL to serve as sub-manager of the containers currently under long-term lease for such period of time as the Company elects, up to the respective dates when the containers are redelivered to the Company by their current lessees to a maximum of ten years. During that period, ICL will be entitled to receive the management fees described above. The duration of the Management Agreements will be ten years from the closing date, subject to extension for up to two additional years at the Purchaser’s option.

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

A portion of the gain relating to the sale has been deferred and is being amortized over the period in which the Company is obligated to provide management services. After considering this deferral, the Company reported a gain resulting from these transactions during the first quarter of 2006 of $60,780 ($59,261 net of tax), net of the write-off of deferred financing fees and commissions and the termination of swaps relating to the assets sold.

(7)	Sale of Equity Interest in CAI:

On October 1, 2006, the Company sold to CAI all 25,200 shares of CAI’s common stock owned by the Company, which shares had represented a 50% common equity interest in CAI, for total consideration of $77,500, consisting of a $40,000 cash payment and the issuance of a convertible subordinated secured promissory note by CAI to the Company in the principal amount of $37,500 (the “New CAI Note”). Concurrently with these transactions, a subordinated note from CAI issued to the Company in 1998, the outstanding principal amount of which was $3,027, was repaid, together with accrued interest. The Company originally acquired its equity interest in CAI in 1998 for a purchase price of $12,502.

The New CAI Note held by the Company bears interest, payable quarterly, at 7.87% for the first six months, which rate will increase by 100 basis points on each six-month anniversary after the issuance date until paid in full. The New CAI Note is due in full on October 30, 2010 and may be prepaid by CAI at any time. The Company has the right to convert the New CAI Note into shares of CAI’s common stock if the New CAI Note remains outstanding after two years, or earlier if the New CAI Note is not fully repaid in connection with any initial public offering by CAI. The New CAI Note is secured by the operating assets and related leases and accounts receivables of CAI. The New CAI Note and the related security interest is subordinated to the obligations owed by, and the security interest granted by, CAI to its senior lenders pursuant to an Amended and Restated Revolving Credit and Term Loan Agreement among CAI and its senior lenders dated as of September 29, 2006. Pursuant to the terms of an Investor Rights Agreement entered into between the Company and CAI, the Company will be entitled to certain registration rights, rights to certain information, certain rights to board representation, rights to participate in future equity offerings by CAI and certain other rights as set forth in such agreement if the Company converts the New CAI Note into common stock of CAI or, in certain cases, if the Company has the right to convert the New CAI Note into common stock of CAI.

Concurrently with CAI’s redemption of the Company’s equity interest in CAI, the Company and CAI entered into a new non-exclusive long-term Management Agreement pursuant to which the Company will have the option, subject to certain conditions, to use CAI as manager for shipping containers in the Company’s fleet including those that have been returned by customers following termination of a long-term lease, in return for payment of a management fee to CAI. The Company’s right to tender containers to CAI for management is subject to the equipment meeting certain age, physical condition and other eligibility criteria. Under this new Management Agreement, the Company will continue to have the right to sell groups of containers to investors and to use CAI as manager of these containers on the same terms.

The Company and CAI also entered into agreements terminating certain other agreements and related arrangements, including a management agreement, a stockholders agreement between the Company and CAI’s chief executive officer, who was the other stockholder of CAI, and an agreement related to the formation of a joint marketing entity.

As a result of these transactions, CAI’s assets and liabilities are no longer included in the Company’s Consolidated Balance Sheet at December 31, 2006. Due to the potential convertibility of the New CAI Note, under certain circumstances, the Company could, at some future date, hold an equity interest in CAI exceeding 20% if it elected to convert the New CAI Note. Accordingly, CAI’s operating results through September 30, 2006 have been treated as results from continuing operations in the Company’s Consolidated Income Statement for the year ended December 31, 2006, as well as the Company’s Consolidated Statements of Cash Flows for the year ended December 31, 2006. The Company’s portion of CAI’s net income included in the Company’s Consolidated Statements of Income amounted to $4,540, $3,860, and $5,447 for the years ended December 31, 2006, 2005 and 2004, respectively.

As a result of its decision, during the third quarter of 2006, to sell its investment in CAI, it was no longer likely that the Company’s portion of CAI’s earnings since the acquisition of the investment, amounting to approximately $14,562, would be remitted to the Company through mostly tax-exempt dividends. Based on this change in expectation, the Company changed its tax treatment related to these unremitted earnings and recorded a tax provision of $25,999 and an after tax gain on the sale of the Company’s investment in CAI amounting to approximately $24,439 in the Consolidated Statement of Income for the year ended December 31, 2006.

(8)	Other contingencies and commitments:

Lease Commitments: The Company and its subsidiaries are parties to various operating leases relating to office facilities, transportation vehicles, and certain other equipment with various expiration dates through 2012. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses. Rental expense under operating leases aggregated $10,423, $16,788, and $20,927 for the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, the aggregate minimum rental commitment under operating leases having initial or remaining noncancelable lease terms in excess of one year was as follows:

                    2007                                    $7,186
                    2008                                     5,559
                    2009                                     3,692
                    2010                                     2,654
                                                           -------
                                                           $19,091
                                                           =======

The Company and its subsidiaries are parties to various capital leases and are obligated to make payments related to its long-term borrowings. See Note 3 to the Consolidated Financial Statements.

Employment Agreements: The Company has employment agreements with certain executive officers and employees which provide for minimum salary, bonus arrangements and benefits for periods from 1 to 7 years. As of December 31, 2006, the minimum obligation related to these agreements approximated $10,421. These employment agreements provide for automatic renewals or extensions in the absence of written notice of non-renewal from the Company or the applicable executive by the date specified in the agreement. The employment agreement with the Company’s Chief Executive Officer provides that if the agreement is terminated by the Company for any reason (other than for cause), the Chief Executive Officer is entitled to continuation of his salary and bonus and other benefits for the remainder of the seven-year term of the agreement. Several of the employment agreements with the Company’s other executive officers also provide for severance for a specified period (generally either 24 or 36 months) equal to the officer’s base salary and target bonus, as well as continued paid participation in all Company insurance programs, in the event the executive’s employment is terminated by the Company without cause or if the Company fails to renew or extend the agreement following a change in control of the Company, or if the executive terminates his employment for “good reason,” as defined in the applicable agreement. One such employment agreement also provides that, if a change of control of the Company occurs, the executive officer may voluntarily elect to terminate his agreement and receive severance from the Company equal to 36 months of his then-current base salary and target bonus as well as continued paid participation in all Company insurance programs offered to employees.

Separation Agreements: During 2003, the Company entered into separation agreements with its former President and Chief Operating Officer and its former Executive Vice President and Chief Financial Officer that provided for payments and benefits for periods of 1 to 5 years. As of December 31, 2006, the remaining obligation related to these agreements approximated $546 and is payable through 2008. During 2004, as contemplated by the separation agreement with the Company’s former President and Chief Operating Officer, the Company paid and recorded to expense, employment related taxes in connection with the previous employment of this executive officer prior to October 9, 2003, amounting to $274.

Guarantees: At December 31, 2006, the following guarantees were issued and outstanding:

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

Contractual Relationships: The Company entered into a number of operating leases during 2000 and 2002 in which it guaranteed a portion of the residual value of the leased equipment. These leases have terms that expire between 6 and 9 years. If at the end of the lease term the fair market value of the equipment is below the guaranteed residual value in the agreement, the Company is liable for a percentage of the deficiency. The total of these guarantees is $12,405 of which $1,452 could be due in one year, $6,560 could be due in 2 to 3 years, $3,793 could be due in 4 to 5 years, and the remaining $600 potentially due in greater than 5 years. As of December 31, 2006 and 2005, included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets is a liability of $1,051 and $232, respectively, representing the accrual for these guarantees.

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

The estimated fair value at the end of the lease term guaranteed by the Company for these containers amounts to approximately $4,360. The Company has estimated that its potential liability related to these guarantees is less than the estimated potential liability related to the Bargain Purchase Option granted to the lessee. As such, the Company has accrued for the estimated value of its liability for this Bargain Purchase Option amounting to $1,017 that could be due in greater than 5 years. All fees collected from the lessor were deferred by the Company and included in accounts payable and accrued liabilities on the accompanying Consolidated Balance Sheets. The fees received from the lessor, net of the estimated liability for the Bargain Purchase Option, are being recognized by the Company over the term of the residual guarantee.

Other:

At December 31, 2006, commitments for capital expenditures for leasing equipment totaled approximately $47,804, all of which is committed for 2007.

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

Pending Governmental Investigations

Following the Company’s announcement in July 2003 that its Audit Committee had commissioned an internal investigation by special counsel into its accounting, the Company was notified that the SEC had opened an informal investigation of the Company. As the Company had anticipated, this investigation was converted to a formal investigation later in 2003. The Company has fully cooperated with this investigation. During 2003 and 2004, the New York office of the SEC received a copy of the written report of the internal investigation and received documents and information from the Company, its Audit Committee and certain other parties pursuant to SEC subpoenas. During late 2003, the Company was also advised that the United States Attorney’s office for the District of New Jersey (the “U.S. Attorney’s office”) received a copy of the written report of the internal investigation by its Audit Committee’s special counsel and opened an investigation focusing on certain matters described in the report. The Company was neither a subject nor a target of the investigation by the U.S. Attorney’s office. The Company has not had any communications with either the SEC or the U.S. Attorney’s office relating to their respective investigations since 2004 and it does not have any information regarding the current status of either of these investigations. Therefore, the Company cannot predict the final outcome of either of these investigations and cannot be assured that they may not result in the taking of some action that may be adverse to the Company.

Settled 2004 Stockholder Litigation

In 2004, several lawsuits were filed in the United States District Court for the District of New Jersey by purchasers of the Company’s common stock, naming the Company and certain of its present and former executive officers and directors as defendants. The complaints alleged violations of the federal securities laws relating to the Company’s reported Consolidated Financial Statements for the years ended December 31, 2000 and 2001 and the nine months ended September 30, 2002, which the Company announced in March 2003 would require restatement. Each of the complaints purported to be a class action brought on behalf of persons who purchased the Company’s securities during a specified period. The lawsuits, which sought unspecified amounts of compensatory damages and costs and expenses, including legal fees, were consolidated into a single action, and the plaintiffs filed a consolidated amended complaint in September 2004, which included allegations of purported misstatements and omissions in the Company’s public disclosures throughout an expanded purported class period from March 31, 1999 through December 26, 2003. In November 2004, the Company filed a motion to dismiss the amended complaint, which was granted by the District Court in August 2005. The plaintiffs appealed the dismissal order to the United States Court of Appeals for the Third Circuit. In December 2005, while the appeal was pending, the Company and the other parties reached a settlement of the litigation, which was documented and signed by the parties in March 2006, approved by the United States District Court in August 2006 and became effective shortly thereafter upon the expiration of time for any party to appeal the Court’s approval of the settlement and dismissal of the litigation. Under the terms of the settlement, a cash payment on behalf of the defendants in the total amount of $1,000, inclusive of fees and expenses of plaintiffs’ counsel, was made to the plaintiffs and the plaintiffs’ claims against the Company and the other defendants were dismissed on a class-wide basis. The entire $1,000 payment was funded by the Company’s insurance carrier. As a result, this litigation is now concluded.

(9)	Cash flow information:

For purposes of the Consolidated Statements of Cash Flows, the Company includes all highly liquid short-term investments with an original maturity of three months or less in cash and cash equivalents.

For the years ended December 31, 2006, 2005 and 2004, cash paid for interest was approximately $105,990, $119,226 and $108,542, respectively. Cash paid for income taxes was approximately $27,031, $8,831 and $1,202, respectively.

(10)	Related party transactions:

In January 1992, the Company executed a Consultation Services Agreement with Radcliff Group, Inc. pursuant to which Radcliff designated Warren L. Serenbetz, a stockholder and director until December 15, 2004, as an executive consultant. The Consultation Services Agreement was terminated in January 1995. Under the terms of the agreement payment of health related costs will continue through December 31, 2007.

Eurochassis L.P., a New Jersey limited partnership in which Raoul J. Witteveen, the Company’s former President and Chief Operating Officer, is one of the limited partners and the general partner, leases 100 chassis to Trac Lease, a subsidiary of Interpool. Annual lease expense amounted to $78, $78 and $86 for the years ended December 31, 2006, 2005, and 2004, respectively. The annual lease term renews automatically unless canceled or renewed under renegotiated lease rate terms by either party prior to the first day of the renewal period. The members of the Board of Directors unanimously determined that the terms of all arrangements between Eurochassis L.P. and Trac Lease are beneficial and fair to the Company.

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

Based on 90% common unit ownership held by Trac Lease, the Company’s Consolidated Financial Statements include the accounts of Chassis Holdings. The Ivy Group’s interest in the common and preferred units of Chassis Holdings of approximately $26,258 is classified as minority interest in equity of subsidiaries in the accompanying Consolidated Balance Sheets. Dividends paid on the common units and distributions on the preferred units totaling $3,071 for each of the years ended December 31, 2006, 2005 and 2004, are included in minority interest expense in the accompanying Consolidated Statements of Income.

The members of the Board of Directors have unanimously determined that the terms of all arrangements between The Ivy Group and Trac Lease, including the formation of Chassis Holdings, are beneficial and fair to the Company.

Summary of Related Party Transactions

The effects of the above related party transactions included in the accompanying Consolidated Statements of Income are as follows:

                                                  2006        2005        2004
                                                  ----        ----        ----
           Lease operating expense                $3,149      $3,149      $3,157
                                                  ======      ======      ======
           Administrative expense                    $19        $116        $116
                                                     ==         ====        ====
           Interest expense                         $---        $---        $733
                                                    ====        ====        ====
(11)	Impairment Charge:

Beginning in late 2005 and continuing into the first quarter of 2006, one of the Company’s larger shipping line customers began returning a significant number of containers under operating leases entered into during 1999 and 2000 that had expired. Based upon an analysis of the quantity of containers involved, then-existing conditions in the short-term leasing market and expenses associated with the return of this equipment, the Company entered into negotiations with this customer regarding the parties’ on-going and future business relationships. Following extensive discussions, the Company reached an agreement with the customer whereby the operating leases for these containers would be converted to direct financing leases by extending the lease terms and by providing the customer with a bargain purchase option. As a result of this modification to the lease terms, the Company concluded that it would be necessary under U.S. GAAP to record an impairment charge for these assets. The amount of the impairment charge recorded for the year ended December 31, 2006 was $7,659 ($7,468 net of tax) and is included in impairment of leasing equipment on the Consolidated Statements of Income. No portion of this impairment charge will result in any cash expenditures by the Company. No further impairment charges will be incurred related to this agreement.

(12)	Retirement plans:

Certain subsidiaries have defined contribution plans covering substantially all full-time employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 75% of the employee’s contribution to the extent such employee contribution did not exceed 6% of their compensation. During the years ended December 31, 2006, 2005 and 2004, the Company expensed approximately $739, $643 and $533, respectively, related to this plan. These amounts are included in administrative expenses on the Consolidated Statement of Income.

(13)	Segment and geographic data:

The Company and its subsidiaries conduct business principally in a single industry segment, the leasing of intermodal dry freight standard containers, chassis and other transportation related equipment. Within this single industry segment, the Company’s operations come from two reportable segments: container leasing, and domestic intermodal equipment leasing. The container leasing segment specializes primarily in the leasing of dry freight standard containers, while the domestic intermodal equipment segment specializes primarily in the leasing of intermodal container chassis.

The accounting policies of the segments are the same as those described in Note 1. The Company evaluates performance based on profit or loss before income taxes. The Company’s reportable segments are strategic business units that offer different products and services. All significant transactions between segments have been eliminated. Historically, funds have been borrowed by Interpool, Inc., Trac Lease, and Interpool Limited (or their subsidiaries). Interpool, Inc. has borrowed all of the Company’s public debt. Trac Lease and Interpool, Inc. comprise the Company’s domestic intermodal equipment segment. Interpool Limited (and its subsidiaries) along with ICL and CAI comprised the container leasing segment. On October 1, 2006 the Company sold to CAI all 25,200 shares of CAI’s common stock owned by the Company. As a result, CAI’s assets and liabilities are no longer included in the Company’s Consolidated Balance Sheet at December 31, 2006. However, CAI’s results of operations through September 2006 have been treated as results from continuing operations in the Company’s Consolidated Income Statement. For purposes of segment reporting the outstanding debt and related interest expense are recorded by the borrowing entity. Advance rates for secured loans have been approximately the same for both chassis and containers, and have generally been in the 75-85% range. To the extent that the Company leases chassis equipment in from other parties under capitalized leases, the effective advance rate is generally 100%.

Segment Information:

                                                              Container           Domestic Intermodal
                             2006                              Leasing                 Equipment                Totals
                             ----                          ---------------- ------------------------------ -----------------
Equipment leasing revenue                                        $92,234                 $240,693                $332,927

Management fee revenue                                            11,215                    6,084                  17,299

Other revenue                                                      5,896                   18,108                  24,004

Lease operating and administrative expenses                       33,186                  134,845                 168,031

Provision for doubtful accounts                                    1,033                      399                   1,432

Fair value adjustment for derivative instruments                  (1,081)                  (1,711)                 (2,792)

Fair value adjustment for warrants                                   ---                    5,209                   5,209

Depreciation and amortization of leasing equipment                24,851                   38,497                  63,348

Gain on sale of consolidated subsidiary                              ---                  (50,438)                (50,438)

Impairment of leasing equipment                                    8,547                    2,399                  10,946

Loss on retirement of debt                                         7,736                      647                   8,383

Gain on sale of leasing equipment                                (76,652)                    (528)                (77,180)

Other expense, net and minority interest                           4,136                      105                   4,241

Loss for investments under equity method                             ---                       58                      58

Interest expense                                                  30,285                   79,671                 109,956

Interest income                                                   (3,593)                 (17,064)                (20,657)

Income before income taxes                                        80,897                   72,796                 153,693

Net investment in DFL's                                          314,374                   89,605                 403,979

Leasing equipment, net                                           168,649                1,141,023               1,309,672

Equipment purchases                                              245,725                  195,711                 441,436

Total segment assets                                            $536,348               $1,754,824              $2,291,172

                                                              Container           Domestic Intermodal
                             2005                              Leasing                 Equipment                Totals
                             ----                          ---------------- ------------------------------ -----------------
Equipment leasing revenue                                       $168,898                 $212,316                $381,214

Management fee revenue                                             9,206                    3,432                  12,638

Other revenue                                                     10,701                   11,959                  22,660

Lease operating and administrative expenses                       46,247                  110,692                 156,939

Provision for doubtful accounts                                      993                    1,070                   2,063

Fair value adjustment for derivative instruments                  (1,538)                  (1,322)                 (2,860)

Fair value adjustment for warrants                                   ---                  (18,491)                (18,491)

Depreciation and amortization of leasing equipment                55,990                   34,057                  90,047

Impairment of leasing equipment                                    1,690                    2,342                   4,032

Loss on retirement of debt                                         2,185                      812                   2,997

Gain on sale of leasing equipment                                (12,107)                  (1,317)                (13,424)

Other expense, net and minority interest                           3,681                    1,698                   5,379

Income for investments under equity method                           ---                     (187)                   (187)

Gain on sale of equity investment                                    ---                  (13,001)                (13,001)

Interest expense                                                  37,956                   83,142                 121,098

Interest income                                                   (1,795)                  (7,591)                 (9,386)

Income before income taxes                                        55,503                   35,803                  91,306

Net investment in DFL's                                          283,507                   79,367                 362,874

Leasing equipment, net                                           741,860                1,029,330               1,771,190

Equipment purchases                                              324,036                  170,038                 494,074

Total segment assets                                          $1,143,127               $1,571,989              $2,715,116

                                                              Container           Domestic Intermodal
                             2004                              Leasing                 Equipment                Totals
                             ----                          ---------------- ------------------------------ -----------------
Equipment leasing revenue                                       $176,387                 $204,012                $380,399

Management fee revenue                                             5,098                    2,686                   7,784

Other revenue                                                      8,671                    7,533                  16,204

Lease operating and administrative expenses                       46,681                   98,594                 145,275

Provision for doubtful accounts                                      950                      526                   1,476

Fair value adjustment for derivative instruments                  (1,303)                    (208)                 (1,511)

Fair value adjustment for warrants                                   ---                   49,222                  49,222

Depreciation and amortization of leasing equipment                57,161                   32,297                  89,458

Impairment of leasing equipment                                    1,373                    3,237                   4,610

Gain on insurance settlement                                      (3,781)                  (2,486)                 (6,267)

Other (income)/expense, net and minority interest                 (8,485)                   1,171                  (7,314)

Income for investments under equity method                           ---                     (416)                   (416)

Interest expense                                                  36,347                   75,666                 112,013

Interest income                                                   (1,870)                  (1,520)                 (3,390)

Income / (loss) before income taxes                               63,083                  (41,852)                 21,231

Net investment in DFL's                                          277,461                   85,984                 363,445

Leasing equipment, net                                           685,786                  893,410               1,579,196

Equipment purchases                                              212,402                   37,919                 250,321

Total segment assets                                          $1,107,838               $1,296,248              $2,404,086

The Company’s shipping line customers utilize international containers in world trade over many varied and changing trade routes. In addition, most large shipping lines have many offices in various countries involved in container operations. The Company’s revenue from international containers is earned while the containers are used in service carrying cargo around the world, while certain other equipment is utilized in the United States. Accordingly, the international information presented below represents the Company’s international container leasing operation conducted through Interpool Limited and ICL, Barbados corporations, while the United States information presented below represents its domestic intermodal equipment leasing segment, as well as those revenues and assets relative to CAI for the period prior to October 1, 2006. CAI is headquartered in the United States of America. Such presentation is consistent with industry practice.

Geographic Information:

         EQUIPMENT LEASING REVENUE        2006                  2005           2004
                                          ----                  ----           ----
         United States                    $262,527              $247,527       $243,235
         International                      70,400               133,687        137,164
                                            ------               -------        -------
                                          $332,927              $381,214       $380,399
                                          ========              ========       ========

         LEASING EQUIPMENT, NET:          2006                  2005
                                          ----                  ----
         United States                  $1,141,023            $1,163,600
         International                     168,649               607,590
                                           -------               -------
                                        $1,309,672            $1,771,190
                                        ==========            ==========

         ASSETS:                          2006                  2005
                                          ----                  ----
         United States                  $1,754,824            $1,750,753
         International                     536,348               964,363
                                           -------               -------
                                        $2,291,172            $2,715,116
                                        ==========            ==========
(14)	Capital stock:

At December 31, 2006, the Company had four stock option plans as described below:

The Company’s 2004 Stock Option Plan for Key Employees and Directors (the “2004 Plan”), was adopted by the Board of Directors, and approved by the stockholders at the Company’s Annual Meeting of Stockholders, on December 15, 2004. A total of 1,500,000 shares of common stock have been reserved for issuance under the 2004 Plan. Options may be granted under the 2004 Plan, at the discretion of the Compensation Committee of the Board of Directors (the “Compensation Committee”), to key employees and directors (whether or not they are employees) of Interpool, Inc. and its subsidiaries. Options granted under the plan will be exercisable at such times and under such conditions as may be determined by the Compensation Committee at the time of grant; however, options may not be granted for terms in excess of ten years. The number of shares that may be the subject of options granted during any calendar year to any one individual cannot exceed 250,000 shares. At December 31, 2006, a total of 350,000 options were outstanding under this plan with options for 1,150,000 shares available for future grant.

Previously, the Company maintained a 1993 Stock Option Plan for Executive Officers and Directors (the “1993 Stock Option Plan”). At December 31, 2006, a total of 286,500 fully vested options were outstanding under the 1993 Stock Option Plan. No further options may be granted under the 1993 Stock Option Plan.

Options outstanding under both the 2004 Plan and the 1993 Stock Option Plan have been granted with immediate vesting, cliff vesting after six months, one year and five years, and vesting over a period of two, three and five years.

The Company’s 2004 Nonqualified Stock Option Plan for Non-Employee, Non-Officer Directors (the “2004 Directors Plan”), was also adopted by the Board of Directors, and approved by the stockholders at the Company’s 2004 Annual Meeting of Stockholders on December 15, 2004. A total of 250,000 shares of common stock have been reserved for issuance under the 2004 Directors Plan. Options granted under the 2004 Directors Plan are granted with an exercise price per share equal to the fair market value of the Company’s common stock on the date on which the option is granted. The options granted pursuant to the 2004 Directors Plan may be exercised at the rate of one-third of the shares on each anniversary of the options’ grant date, subject to applicable holding periods required under rules of the Securities and Exchange Commission. Options granted pursuant to the 2004 Directors Plan expire ten years from their grant date.

The 2004 Directors Plan provides for the automatic grant of nonqualified options to non-employee non-officer directors. Under the 2004 Directors Plan, each person who was not an employee or officer and who served as a member of the Board of Directors received a grant of options for 15,000 shares of common stock on the business day following the 2004 Annual Meeting. In addition, each person who becomes a non-employee non-officer director following the 2004 Annual Meeting will automatically receive a grant of options for 15,000 shares on the first business day after becoming a director. The 2004 Directors Plan also provides for additional automatic grants of options for 5,000 shares on an annual basis to each continuing director, other than an employee or officer, on the first business day following each annual meeting, beginning with the annual meeting held during 2005. Following the Annual Meeting held June 21, 2006, the Company granted options for 45,000 shares of common stock to seven non-employee, non-officer directors at an exercise price of $21.16 per share. At December 31, 2006, a total of 145,000 options were outstanding under this plan with options for 105,000 shares available for future grant.

Previously, the Company maintained the 1993 Non-Qualified Stock Option Plan for Non-Employee, Non-Consultant Directors (the “1993 Directors Plan”). A total of 45,000 fully vested options were outstanding under the 1993 Directors Plan at December 31, 2006. No further options may be granted under the 1993 Directors Plan.

Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123(R), Share-Based Payment, (“SFAS 123(R)”). Prior to January 1, 2006, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plans using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation, (“SFAS 148”). The Company has adopted the modified prospective transition method provided by SFAS 123(R), and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in 2006 includes the expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006 based on the grant date fair value estimated in accordance with the original provision of SFAS 123. Compensation expense has been recorded for all awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

As a result of the adoption of SFAS 123(R), the Company’s net income for the year ended December 31, 2006 included $802 of compensation expense and $321 of income tax benefits related to the Company’s four stock option plans. The compensation expense is recorded as a component of administrative expenses in the Consolidated Statements of Income. For the year ended December 31, 2006, the impact on basic and diluted earnings per share as a result of adopting SFAS 123(R) was less than two cents per share.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits related to deductions resulting from the exercise of stock options as cash flows from operating activities in the Consolidated Statements of Cash Flows. SFAS 123(R) requires that cash flows resulting from tax benefits related to tax deductions in excess of the cumulative compensation expense recognized for those options (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. During 2006, $120 of excess tax benefits resulting from the exercise of stock options was recorded as additional paid-in-capital and is presented on the Consolidated Statement of Cash Flows as a financing cash inflow.

A summary of the Company’s stock option activity for the year ended December 31, 2006 for the combined plans was as follows:

                                                                                    Weighted-Average
                                                                                       Remaining       Aggregate Intrinsic
                                                                  Weighted-Average    Contractual             Value
                                                      Shares       Exercise Price     Life (Years)       (in thousands)
                                                    ------------ ------------------ ------------------ --------------------
Outstanding at January 1, 2006                        3,178,063         $11.75            3.7                    ---

Granted                                                  45,000          21.16            9.5                    ---
Forfeited or Expired                                    (20,000)         21.13            ---                    ---
Exercised                                             2,376,563          10.25            1.7                $34,531(a)
                                                    ------------------------------------------------------------------------
Outstanding at December 31, 2006                        826,500         $16.33            5.9                 $5,809

Vested and expected to vest in the future at
December 31, 2006                                       826,500         $16.33            5.9                 $5,809

Exercisable at December 31, 2006                        711,502         $15.58            5.5                 $5,537

Available for grant at December 31, 2006              1,255,000

(a) Intrinsic value of options exercised during 2005 and 2004 was $9,035 and $7,888, respectively.

A summary of the Company’s stock option activity for non vested options for the year ended December 31, 2006 for the combined plans was as follows:

                                                                          Weighted-Average
                                                                             Remaining            Aggregate
                                                        Weighted-Average    Contractual         Intrinsic Value
                                            Shares       Exercise Price     Life (Years)       (in thousands)
                                          ------------ ------------------ ------------------ --------------------
Non Vested Options Outstanding at
   January 1, 2006                          165,000           $20.90            ---                  ---

Granted                                      45,000            21.16            ---                  ---
Forfeited or Expired                        (20,000)           21.13            ---                  ---
Vested during period                         75,002            20.85            ---                  ---
                                        ------------------------------------------------------------------------
Outstanding at December 31, 2006            114,998           $20.99            8.8                 $272

The following table summarizes information regarding stock options outstanding at December 31, 2006.

                                    Options Outstanding                                        Options Exercisable
                        ------------------------------------------                   ------------------------------------
                                               Weighted Average
                               Number             Remaining                             Number
                            Outstanding          Contractual     Weighted Average     Exercisable       Weighted Average
     Exercise Prices        December 31,         Life (Years)     Exercise Price     December 31,        Exercise Price
------------------------ ------------------ ------------------- ------------------ ---------------- -----------------------
         $6.375                 15,000               3.2              $6.375               15,000             $6.375

         10.25                 166,500               1.7              10.25               166,500             10.25

         11.9375               100,000               3.8              11.9375             100,000             11.9375

         13.73                  50,000               5.7              13.73                50,000             13.73

         18.77                 275,000               7.5              18.77               275,000             18.77

         19.24                  25,000               8.95             19.24                 8,335             19.24

         20.38                  25,000               8.4              20.38                16,667             20.38

         21.05                  50,000               8.6              21.05                25,000             21.05

         21.16                  40,000               9.5              21.16                   ---             21.16

         22.05                  80,000               7.96             22.05                55,000             22.05
---------------------------------------------------------------------------------------------------------------------------
 $6.375-$22.05                  826,500               5.9             $16.33               711,502            $15.58

The total fair value of shares vesting during 2006, 2005 and 2004 was $756, $505 and $39, respectively.

As of December 31, 2006, there was $983 of unamortized compensation cost ($591 net of tax) related to 114,998 non-vested stock option awards with a weighted-average grant date fair value of $9.17 per share. This compares to $1,378 of unamortized compensation costs ($827 net of tax) related to 165,000 non-vested stock option awards with a weighted-average grant date fair value of $9.12 per share at December 31, 2005. Compensation expense of approximately $705 ($423 net of tax), $214 ($129 net of tax) and $64 ($39 net of tax) will be recorded in 2007, 2008 and 2009, respectively.

The Company has filed a Registration Statement on Form S-8 with the Securities and Exchange Commission and registered a total of 4,458,063 shares of common stock, $0.001 par value per share, of the Company (plus any additional shares of common stock that may be issued pursuant to the adjustment provisions of the Company’s stock option plans) that may be issued under the Company’s 2004 Stock Option Plan for Key Employees and Directors, the 2004 Nonqualified Stock Option Plan for Non-Employee, Non-Officer Directors, the 1993 Stock Option Plan for Executive Officers and Directors and the 1993 Non-Qualified Stock Option Plan for Non-Employee, Non-Consultant Directors.

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

Compensation expense related to restricted stock awards is recognized ratably over the service vesting period; however, vested shares are issued annually in January of each year in connection with previously outstanding grants. On January 2, 2006, 5,523 shares were issued to employees under this plan. During the year ended December 31, 2006, the Company recorded compensation expense of $82 ($51 net of tax). This compared to $112 ($79 net of tax) and $85 ($54 net of tax) for the years ended December 31, 2005 and 2004, respectively. Compensation expense is recorded as a component of administrative expenses in the Consolidated Statements of Income.

At December 31, 2006, and December 31, 2005, 24,399 and 29,912 restricted stock awards were unvested, respectively. These restricted stock awards had a weighted-average grant date fair value of $12.63 and $14.80 per share at December 31, 2006 and December 31, 2005, respectively. In accordance with SFAS 123(R), the fair value of restricted stock awards were estimated based on the closing market value of the Company’s stock price at date of grant. As of December 31, 2006, there was $360 of unamortized compensation costs related to non-vested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 5.8 years. This compares to $442 of unamortized compensation cost at December 31, 2005 with a remaining weighted-average vesting period of 6.7 years. The unamortized compensation cost related to non-vested restricted stock awards was recorded as unearned stock-based compensation in stockholder’s equity at December 31, 2005. As part of the adoption of SFAS 123(R), such unamortized compensation cost was reclassified as a component of additional paid-in capital.

Stock Appreciation Rights

In connection with employment agreements with certain executive officers during 2004, the Company granted common stock appreciation rights (“SARS”) that provided for the grantees to receive cash payments measured by any appreciation in the market price of the common stock over a specified base price. The Company granted such stock appreciation rights with respect to a total of 275,000 share units at a base price of $14.05 per share. Under the terms of the employment agreements, as amended, a total of 266,666 of these stock appreciation rights vested through December 31, 2005 with the remaining 8,334 rights vesting on December 31, 2006. Upon vesting, these stock appreciation rights were to be exercisable at any time prior to the expiration of the earlier of 10 days following the termination of the employee or June 30, 2014. Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, required interim calculations of the amount of compensation expense inherent in the SARS (variable plan accounting). This amount was equal to the increase in the quoted market price since date of grant or award multiplied by the total number of rights outstanding. Compensation expense was recognized ratably over the vesting periods during which the related employee service was rendered. Compensation expense for the year ended December 31, 2005 was reduced by $822. This decrease was the result of the decline in the market value of the Company’s common stock since December 31, 2004, partially offset be additional vesting. Compensation expense for the year ended December 31, 2004 was $2,120 and is primarily due to the increase in the market value of the Company’s common stock since the date of grant or award. These amounts were included in administrative expenses on the Consolidated Statements of Income.

On November 18, 2005, the Compensation Committee of the Board of Directors agreed to an arrangement with the holders of these SARS whereby all SARS granted to such executive officers would be voluntarily cancelled. In connection with the cancellation of these SARS, each of these executive officers was granted new stock options under the Company’s 2004 Stock Option Plan for Executive Officers and Directors for the same number of shares as the cancelled SARS. The 275,000 stock options granted on November 18, 2005 have an exercise price of $18.77 per share (the closing price of the Company’s common stock on the date of grant) and similar terms to those of the cancelled SARS. At December 31, 2005, 266,666 of these options were vested with the remaining 8,334 vested on December 31, 2006. These options expire June 30, 2014. In addition, in connection with the cancellation of the SARS, each of these executive officers became entitled to receive from the Company a cash amount equal to the difference between the $18.77 per share exercise price of the new stock options and the $14.05 per share exercise price of the cancelled SARS, multiplied by the number of SARS (vested and unvested) previously held by the executive officer. The liability for amounts due to executive officers amounting to $711 was paid in June 2006.

Dividends

The Company declared a quarterly dividend of $0.08 per share on its common stock in March, June, and September of 2006. In December of 2006 the Company announced an increase in the quarterly dividend rate to $0.25 per share. Total dividends declared during 2006 were $0.49 per share.

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

In 2004, the Company declared a quarterly dividend of $0.0625 per share for each quarter. Total dividends declared during 2004 were $0.25 per share.

Common stock dividends declared and unpaid at December 31, 2006 and 2005 amounted to $7,313 and $5,700, respectively, and are included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets.

Option Exercise and Share Repurchases

           Share Repurchases Associated with Exercise of Stock Options

On November 13, 2006, Mr. Martin Tuchman, the Company’s Chairman and Chief Executive Officer, and Mr. Arthur Burns, the Company’s Executive Vice President and General Counsel, exercised stock options for 2,280,000 and 96,563 shares, respectively, under the terms of the 1993 Stock Option Plan. These options had an exercise price of $10.25 per share and the market value at the date they were exercised was $24.78 per share.

In order to exercise his options, Mr. Tuchman paid the aggregate exercise price of $23,370 by returning 943,099 shares which he previously owned to the Company and had the Company withhold 619,653 shares from the shares being issued in connection with the exercise of the option in order to meet his minimum tax withholdings. Mr. Burns asked that both the aggregate exercise price of $990 and his minimum withholdings be satisfied by having 39,942 shares and 24,800 shares withheld by the Company from the shares being issued in connection with the options being exercised. All share amounts were valued at their fair market value based on the market price of the common stock at the date of exercise. Mr. Tuchman and Mr. Burns continue to own the shares that they acquired upon exercise of the stock options.

The 1,627,494 shares delivered to or withheld by the Company, which had a market value of $40,329, have been recorded as treasury shares on the accompanying Consolidated Balance Sheets. The exercise resulted in the issuance of 2,376,563 shares at a par value of $.001 and increased additional paid-in-capital by approximately $24,357. In addition, Mr. Burns’ exercise resulted in an additional tax benefit (amounting to $120) which has been recorded as additional paid-in-capital.

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

The 284,880 shares delivered to the Company have been recorded as treasury shares, at their market value at the date of exercise on the accompanying Consolidated Balance Sheets. The exercise resulted in the issuance of 500,000 shares at a par value of $0.001 and increased additional paid-in-capital by approximately $5,124. In addition, since these options were granted to Mr. Witteveen as compensation for services rendered, the Company was entitled to claim a tax deduction for non-employee compensation on its 2005 federal tax return. A tax benefit for the difference between the market price of the stock as of the modification date and the exercise price was recorded in October 2003 at the time the Company recognized compensation expense relating to a modification of the options. The increase in the stock price from the modification date ($16.47 per share) to the exercise date ($17.99 per share) resulted in an additional tax benefit (amounting to $304) which has been recorded as additional paid-in-capital at the time these options were exercised in 2005.

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

In September 2005, the Company received cash proceeds of approximately $15,002 from the sale of a non-transportation company in which it held a minority equity position since 1997. The Company accounted for this investment using the equity method of accounting. The carrying value of its initial investment of $11,254 had been reduced to $2,001 through the recording of equity losses and through the Company’s recognition of impairment losses on this investment. No tax benefits related to these losses had been recorded by the Company since the realization of these benefits was not assured. The sale of the Company’s investment resulted in a pre-tax gain of $13,001 ($11,501 after tax) and has been reflected as gain on the sale of equity investment in the accompanying Consolidated Statements of Income. Additional funds that may become due to the Company (subject to indemnity provisions and any contractual post-closing adjustments) totaling approximately $1,394 (which are included in other receivables in the accompanying Consolidated Balance Sheets) are being held in escrow by the buyers for a period of up to 18 months from the initial closing in September, 2005.

(16)	Insurance claims:

During 2006, the Company received payments of approximately $3,300 from its insurance carriers with regard to a claim of approximately $4,200 the Company had filed under its default insurance policies for equipment owned by the Company. The claim relates to the default of a significant customer based in Puerto Rico that occurred when the customer filed for Chapter 11 bankruptcy protection in March 2001 (which was converted to Chapter 7 in mid-2002). The insurance policies in effect at that time provided coverage against such a default for up to one hundred eighty days of per diem lease charges after the default date, the value of any un-recovered equipment and damage and recovery costs for recovered equipment. When the insurers failed to pay the Company’s claim or any part of it after their adjuster completed reviewing it, the Company commenced a lawsuit in the Superior Court of the State of California in April 2006 against these insurers and an underwriting agent, for recovery of the entire amount of its claim and other damages. The insurers paid the Company approximately $1,800 in July 2006 following commencement of the lawsuit, being that portion of its claim their adjuster had recommended they pay, and eventually paid the Company an additional $1,500 in December 2006 pursuant to a settlement agreement the Company reached with them, in full and final settlement of its claim. The Company had previously reserved for all of its outstanding receivables due from this customer and the deductible related to the insurance claim. A portion of the proceeds from the insurance claim have been used to offset the expense resulting from the write off of un-recovered equipment and the balance of the proceeds have been recorded in gain on insurance settlement amounting to $2,950 ($1,912, after tax) in the Consolidated Statement of Income for the year ended December 31, 2006.

In connection with an insurance claim related to the default of a South Korean customer and a subsequent lawsuit filed by the insurance carriers against the Company, on June 17, 2004 the Company signed an agreement settling the lawsuit and its claims under the policy. Under the terms of the settlement agreement, the insurance carriers paid the Company a total of $26,400 during 2004. In addition, the Company received the right to retain any of the equipment it had recovered since the date of the claim. The Company recognized a pre-tax gain of $6,267 related to the $26,400 settlement, which was recorded in gain on insurance settlement on the Consolidated Statements of Income during the year ended December 31, 2004.

(17)	Fair value of financial instruments:

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”) requires disclosure of the estimated fair value of the Company’s financial instruments, excluding leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, Accounting for Leases (“SFAS 13”). The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale. Estimated fair values have been determined using the best available data and estimation methodology suitable for each category of financial instrument. The estimation methodologies used to estimate the fair values and recorded book balances of the Company’s financial instruments at December 31, 2006 and 2005 are as follows:

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

Warrant liability

The Warrants issued by the Company during September 2004, were classified as a liability on the Consolidated Balance Sheets as of December 31, 2005 and were reclassified to equity effective February 21, 2006. The estimated fair value of this liability at December 31, 2005 (which is also the recorded book value) was calculated using external market data.

Debt and capital securities

The fair value of the Company’s debt and capital securities was based on quoted market prices where available. For those borrowings with floating interest rates, it is presumed their estimated fair value generally approximates their carrying value. The fixed-rate debt instruments, where quoted market prices were not available, were valued using a present value discounted cash flow analysis with a discount rate approximating current market rates of similar term debt at the end of the year. The discount rates used in the present value calculations ranged from 5.21% to 5.33% at December 31, 2006 and 6.58% to 6.59% at December 31, 2005.

                                                         December 31, 2006                       December 31, 2005
                                               -------------------------------------- --------------------------------------
                                                Estimated Fair      Recorded Book       Estimated Fair       Recorded Book
                                                     Value             Balance               Value              Balance
                                               ----------------- -------------------- ------------------- ------------------
Financial Assets:
Cash and cash equivalents                           $385,321            $385,321              $427,265           $427,265
Accounts receivable                                   63,230              63,230                80,925             80,925

Financial Liabilities:
Accounts payable and accrued expenses
   (excluding interest rate swap contracts)          155,328             155,328               136,714            136,714
Interest rate swap contracts                             556                 556                 3,246              3,246
Warrant liability                                        ---                 ---                53,231             53,231
Debt                                                 509,859             539,624             1,187,391          1,215,388
Capital securities                                    78,750              75,000                73,500             75,000
(18)	Subsequent events:

Proposal Letter from the Company’s Chairman and Chief Executive Officer

On January 16, 2007, the Company’s Board of Directors received a letter from Martin Tuchman, Chairman and Chief Executive Officer of the Company, supported by other significant stockholders of the Company and an investment fund affiliated with Fortis Merchant Banking, proposing an acquisition of all of the Company’s outstanding common stock (other than a portion of the shares held by Mr. Tuchman and the other supporting stockholders) for $24.00 per share in cash. Mr. Tuchman and the other stockholders supporting his letter to the Board, together with their families and investment affiliates, presently beneficially own more than 50% of the Company’s approximately 29,247,000 shares of common stock currently outstanding. Mr. Tuchman’s proposal letter contemplated that Mr. Tuchman and the other stockholders supporting the proposal would reinvest approximately 6,200,000 of their currently held shares in the proposed transaction and sell the balance of their holdings (approximately 12,300,000 shares) at the same $24.00 per share price in cash as the Company’s non-affiliated public stockholders would receive for their approximate 10,800,000 shares currently outstanding.

The Company’s Board of Directors formed a Special Committee of independent directors to review and evaluate the proposal set forth in Mr. Tuchman’s letter, consistent with its fiduciary duties. The Special Committee has engaged independent legal counsel and an independent financial advisor to assist it with its work. The Special Committee, working with its advisors, is proceeding to evaluate the proposal and alternatives available to the Company to determine whether or not the proposal is in the best interests of the Company's public stockholders. The Special Committee has instructed its financial advisor and the Company's financial advisor to contact potentially interested parties. To date, no decisions have been made by the Special Committee or the Board of Directors with respect to the Company’s response to the proposal.  There can be no assurance that any definitive offer will be made, that any agreement will be executed or that this or any other transaction will be approved or consummated.

In the event that the transaction proposed by Mr. Tuchman were to proceed and were to be consummated on the terms that have been proposed, it would constitute a “going private” transaction. If the transaction were to be consummated, the Company would become a private company whose common stock would no longer be publicly traded, and the Company may no longer be subject to the periodic reporting requirements of the Securities Exchange Act of 1934. There can be no assurance that this or any other transaction will proceed or will be consummated.

Changes in Rating Agency Outlooks

Following the announcement on January 16, 2007 that Martin Tuchman, the Company’s Chairman and Chief Executive Officer, supported by other significant Interpool stockholders and an investment fund affiliated with Fortis Merchant Banking, had made an offer to acquire all of the outstanding common stock of the Company (other than a portion of the shares held by the proposing stockholders) for $24.00 per share in cash, the outlook for the Company’s credit ratings was changed by Standard & Poor’s Ratings Services, Moody’s Investors Service, and Fitch Ratings. All three rating agencies cited the possibility that the proposed transaction would result in an increase in the Company’s financial leverage. Standard & Poor’s placed the Company on credit watch with negative implications, Moody’s placed the Company on review for possible downgrade, and Fitch placed the Company on rating watch negative.

2007 Stockholder Litigation

In January 2007, two purported class actions were filed against the Company and certain of its directors, along with Fortis Merchant Banking, in the Delaware Court of Chancery (the “Pomeranz Action”) and the Superior Court of New Jersey (the “Lipsky Action”). In February 2007, a third purported class action was filed, also in the Delaware Court of Chancery (the “Martinez Action”), which also names the Company, its directors, and Fortis Merchant Banking as defendants and which names as additional defendants various shareholders alleged to support the potential transaction proposed by Martin Tuchman, the Company’s Chairman and Chief Executive Officer in his letter to the Board of Directors dated January 16, 2007 (the “January 16 Letter”), pursuant to which the Company’s shares owned by public stockholders, and a portion of the shares owned by Mr. Tuchman and the other stockholders supporting his proposal, are proposed to be purchased. The complaints in the Pomeranz Action and the Lipsky Action allege breaches of fiduciary duty and conflicts of interest on the part of the Company’s directors, among other things, in connection with the potential transaction proposed in Mr. Tuchman’s January 16 Letter and the events preceding that proposal. The actions seek declaratory, injunctive, and other relief preventing consummation of the potential transaction proposed in the January 16 Letter, together with an award of attorneys’ fees and litigation expenses. The complaint in the Martinez Action contains allegations that essentially overlap those in the Pomeranz and Lipsky Actions, but also alleges actual and/or anticipatory breaches by the Company and by Mr. Tuchman of a 2004 letter agreement in which Mr. Tuchman agreed not to sell or voluntarily transfer shares of the Company’s common stock unless the Company’s other shareholders are “concurrently offered the opportunity to sell or otherwise transfer a comparable percentage of the shares beneficially owned by them for the same consideration.” The complaint alleges that the proposal set forth in the January 16 Letter would violate the 2004 letter agreement, in that other shareholders of the Company were not offered the same opportunity to sell the Company’s shares and invest in the private company that would be formed to acquire the Company. The complaint in the Martinez Action further alleges that various corporate transactions entered into by the Company in late 2005 and 2006 were designed to facilitate the transaction proposed by Mr. Tuchman in the January 16 Letter, including the purchase by the Company of approximately 1.5 million shares of stock from Mr. Tuchman in November 2006, in accordance with the Company’s 1993 Stock Option Plan, as payment of the exercise price of Mr. Tuchman’s stock options, and as a result of which Mr. Tuchman received approximately 2.2 million shares. The Martinez Action seeks injunctive relief enjoining the transaction proposed in the January 16 Letter as well as rescission of the Company’s purchase of Mr. Tuchman’s shares that were tendered in connection with his November 2006 option exercise, as well as an award of an unspecified amount as damages.

The Company has informed its insurance carrier of these actions and has retained outside counsel to assist in the defense. The Company intends to vigorously defend against this litigation. However, it is not possible at this time to predict the outcome of this litigation. No provision has been made in the Consolidated Financial Statements with respect to this contingent liability.

Cash Payment to Warrant Holders in Lieu of Dilution Adjustment

During February 2007, the Company’s Board of Directors authorized a cash payment of $1,672 to the holders of its common stock purchase Warrants. This payment was made during the first quarter of 2007 in lieu of a dilution adjustment that would have adjusted the exercise price for the Warrants as well as the number of common shares into which the Warrants may have been converted. The dilution adjustment takes place when the Company makes quarterly dividend payments that exceed $0.0625 per share (the quarterly dividend payment made during January 2007 was $0.25 per share). As of March 1, 2007, the exercise price for the Warrants is $16.84143 per common share and they may be converted into 8,916,666 common shares, reflecting past dilution adjustments. The cash payment will not affect the Company’s reported net income, but it will be recorded as a reduction of retained earnings and will reduce earnings per common share. At a meeting on March 1, 2007, the Company’s Board of Directors authorized a second cash payment of $1,672 in lieu of a dilution adjustment to the holders of its common stock purchase Warrants to be made in conjunction with the Company’s regular quarterly dividend payment in April 2007. The Company’s Board of Directors will make a determination each future quarter as to whether a similar payment will be made in lieu of any required dilution adjustment.

Assets Held For Sale

During February 2007, the Company sold 8,390 containers to a third party investor and entered into a management agreement to manage the equipment on behalf of the investor. In accordance with the criteria of SFAS 144, this equipment, which had a net book value of $17,242, is classified as a component of assets held for sale on the accompanying Consolidated Balance Sheet at December 31, 2006. Under the terms of the management agreement, the Company will be responsible for performing management services including billing, collecting, lease renewal, operations and disposition activities on behalf of the investor. In connection with providing these services, the Company will be paid a management fee.

The Company anticipates the sale, during the first quarter of 2007, of the remaining equipment which is classified as assets held for sale on the accompanying Consolidated Balance Sheet at December 31, 2006. This equipment has a net book value of $4,555 at December 31, 2006.

Chassis Lease Termination

In the first quarter of 2007, the Company was notified that a major shipping line customer was exercising its contractual right to terminate approximately 6,000 chassis earlier than anticipated. Originally, this lease was expected to terminate on September 30, 2009. Under the terms of the lease agreement with this customer, if the customer notifies the Company that they will be terminating the equipment early, they are obligated to pay a per day penalty for each chassis retroactive to the date the chassis went on hire. In addition, the previous daily rental rate is increased until the chassis are actually terminated. The customer has agreed to be responsible for per day rental charges related to the 6,000 chassis on this lease through March 31, 2007 even if a portion of the equipment is returned prior to that date. In addition, they will be responsible for any chassis that have not been terminated at March 31, 2007 until the date they are returned. The penalty assessed to this customer was approximately $4,356 and this amount was received in January, 2007. As of February 22, 2007 the customer had returned 1,499 chassis and the remaining units were still on hire.

(19)	Quarterly financial data (unaudited)

                                                                       2006
                                 --------------------------------------------------------------------------------------
                                        1st(a)                2nd                 3rd                4th(b)
                                        ------                ----                ----               ------

Equipment leasing revenue                $93,965             $77,977             $82,423               $78,562
Net income                               $53,310              $6,343              $6,664               $40,269
Basic income per share                     $1.87               $0.22               $0.23                 $1.39
Diluted income per share                   $1.65               $0.20               $0.21                 $1.21

                                                                      2005(c)
                                 --------------------------------------------------------------------------------------
                                         1st                   2nd              3rd(d)               4th(e)
                                         ----                  ----             ------               ------

Equipment leasing revenue                $92,523             $93,167             $97,450               $98,074
Net income/(loss)                        $20,388             $16,910             $43,249             $(20,016)
Basic income/(loss)  per share             $0.74               $0.61               $1.56               $(0.70)
Diluted income/(loss) per share            $0.63               $0.54               $1.39               $(0.70)

                                                                       2004
                                 --------------------------------------------------------------------------------------
                                         1st                   2nd                3rd                4th(f)
                                         ----                  ----               ----               ------

Equipment leasing revenue                $93,489             $93,941              $96,280              $96,689
Net income/(loss)                        $10,207             $21,205              $15,036            $(38,579)
Basic income/(loss)  per share             $0.37               $0.77                $0.55              $(1.41)
Diluted income/(loss) per share            $0.35               $0.71                $0.50              $(1.41)
(a)	Net income during the first quarter of 2006 includes a gain related to the March 2006 Sale of Containers of $60,780 ($59,261 net of tax).
(b)	Net income during the fourth quarter of 2006 includes a gain related to the Sale of CAI of $50,438 ($24,439 net of tax).
(c)	Quarterly net income/(loss) during 2005 has been materially affected by the change in fair value of warrants issued by the Company in connection with a Securities Purchase Agreement pursuant to which the Company sold $150,000 of 6% notes due in 2014. The amounts are as follows:
     1st Qtr: $6,858 non-cash income
     2nd Qtr: $7,349 non-cash income
     3rd Qtr: $15,971 non-cash income
4th Qtr: $11,687 non-cash expense
(d)	Net income during the third quarter of 2005 includes a gain related to the sale of an equity investment of $11,501 (net of tax).
(e)	Net (loss) during the fourth quarter of 2005 includes repatriation expenses of $23,061 which includes tax expense of $19,979. See Note 5 to the Consolidated Financial Statement for further discussion.
(f)	The net (loss) during the fourth quarter of 2004 was primarily due to a non-cash expense of $49,222 resulting from the change in fair value of warrants issued by the Company in connection with a Securities Purchase Agreement pursuant to which the Company sold $150,000 of 6.0% notes due in 2014.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

          Under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2006.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

           (b) Management’s Report on Internal Control Over Financial Reporting

          The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in Exchange Act Rule 13a-15(f). The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s management, Board of Directors and stockholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

          Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control-Integrated Framework. As a result of its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

          KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report on management’s assessment of, and the effectiveness of, the Company’s internal control over financial reporting as of December 31, 2006. Their report appears in Item 9A(c).

           (c) Report of Independent Registered Public Accounting Firm

The Board of Directors
Interpool, Inc.:

          We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)) that Interpool, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

          In our opinion, management’s assessment that Interpool, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Interpool, Inc. and subsidiaries maintained in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Interpool Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2006, and our report dated March 9, 2007 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP
Short Hills, NJ
March 9, 2007

          (d) Changes to Internal Control Over Financial Reporting

          There were no changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described below.

          The Company had previously reported that, as of December 31, 2005, it had identified material weaknesses in its internal control over financial reporting. Two of these material weaknesses related to the operations of CAI. Upon the Company’s sale of its ownership interest in CAI on October 1, 2006, these weaknesses were no longer applicable to the Company as indicated below. During the year ended December 31, 2006, the Company took various corrective actions to remediate these material weaknesses as follows:

•	Technical accounting expertise:

—	The Company reassigned the responsibility for interest rate swap transactions to two individuals with past experience and technical expertise related to the accounting for interest rate swaps. In addition, the documentation of, and accounting for, all existing interest rate swaps was reviewed and determined to be appropriate.

—	During 2005, the Company’s initial treatment of deferred financing fees was not handled properly when the existing debt facilities were repaid and then replaced with new, larger facilities with the same lenders. The Company believes that all other modifications to debt instruments had been handled properly. The Company’s accounting department is now aware of the issues surrounding this type of transaction, and incorporates this knowledge into its detailed quarterly review of modifications to existing debt to ensure that the appropriate accounting guidelines and regulations are followed. These reviews are documented as part of the quarterly and annual closing procedures.

—	CAI did not have personnel with sufficient technical expertise related to the accounting for redeemable convertible preferred stock in accordance with generally accepted accounting principles. On October 1, 2006, Interpool, Inc. sold its 50% ownership position in CAI. Accordingly, this weakness is no longer applicable.

•	Review of subsidiary financial statements:

—	Prior to selling its 50% ownership position in CAI on October 1, 2006, Interpool’s accounting staff performed in-depth reviews of CAI’s financial statements and any related accounting issues. After the sale on October 1, 2006, this weakness is no longer applicable.

•	Security of information technology:

—	The Company completed documenting standards for security settings including parameters for its operating systems in 2005. Encryption procedures for the company’s three main locations were also established in 2005 by implementing direct, point-to-point network connections from those locations to the Company’s data center. During 2006, encryption procedures for employees located outside the three main locations were added by implementing virtual private network and secure socket layer technologies.

—	Access to the Company’s equipment leasing system was reviewed during 2006, and the necessary system controls were implemented to ensure access to controlled data is appropriate. The access control listings will be reviewed semi-annually by management. In addition, security policies, procedures, and standards have been documented and implemented.

—	During 2006, all critical spreadsheets were migrated to an isolated secure server to which access is restricted. Separate folders were established on the secure server to archive critical spreadsheets used for accounting closings. Access to those spreadsheets is restricted, with “read only” access granted to authorized personnel

•	Monitoring of internal control over financial reporting:

—	Progress regarding internal control over financial reporting during 2006 was reviewed through seven meetings with Interpool’s Sarbanes-Oxley Steering Committee (frequently attended by members of the Audit Committee), specific meetings to discuss the Company’s Sarbanes-Oxley status with the Audit Committee and updates provided to the Board of Directors.

—	During 2006, the Company reviewed, and updated as appropriate, all of its business process narratives that describe its key financial controls. Specific test plans were established for each process, and “control universe” spreadsheets were established to facilitate ongoing monitoring and testing.

—	The testing of all key financial control for the first half of 2006 was completed by September, and testing for the third quarter was completed by December. Testing for the fourth quarter of 2006 was completed during the first quarter of 2007. Any deficiencies identified have been reviewed with the Company’s Sarbanes-Oxley Steering and Audit Committees and have been followed up for remediation.

          Based on the corrective actions described above, and testing completed for the year ended December 31, 2006, it is the Company’s opinion that the material weaknesses that existed as of December 31, 2005 have been remediated.

ITEM 9B.	OTHER INFORMATION

          None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information appearing in the 2007 Proxy Statement to be filed with the Securities and Exchange Commission with respect to Directors, Executive Officers and Corporate Governance, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

ITEM 11.	EXECUTIVE COMPENSATION

Reference is made to the information appearing in the 2007 Proxy Statement to be filed with the Securities and Exchange Commission with respect to Executive Compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the information appearing in the 2007 Proxy Statement to be filed with the Securities and Exchange Commission with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Reference is made to the information appearing in the 2007 Proxy Statement to be filed with the Securities and Exchange Commission with respect to Certain Relationships and Related Transactions and Director Independence, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the information appearing in the 2007 Proxy Statement to be filed with the Securities and Exchange Commission with respect to Principal Accountant Fees and Services, which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

INTERPOOL, INC.

Report of Independent Public Accountants
Consolidated Balance Sheets—At December 31, 2006 and 2005
Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004 Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable regulations of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) EXHIBITS

3.1	—	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

3.2	—	Form of Restated Bylaws of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

4.1	—	Form of Certificate representing the Common Stock (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

4.2	—	Form of Indenture between the Company and The Bank of New York, as trustee, relating to the 9.25% Convertible Redeemable Subordinated Debentures (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

4.3	—	Form of First Supplemental Indenture between the Company and The Bank of New York, as trustee, relating to the 9.25% Convertible Redeemable Subordinated Debentures (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

4.4	—	Indenture between the Company and United States Trust Company of New York, as Trustee, related to the 7.35% Notes dated July 29, 1997 (incorporated herein by reference to the Company’s Current Report on Form 8-K, filed July 29, 1997).

4.5	—	Indenture between the Company and United States Trust Company of New York, as trustee, related to the 7.20% Notes, dated August 5, 1997 (incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-38705)).

4.6	—	Indenture between the Company and IBJ Schroeder Bank & Trust Company, as Trustee, related to the Junior Subordinated Debt Securities dated January 27, 1997 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 1996).

4.7	—	First Supplemental Indenture between the Company and IBJ Schroeder Bank & Trust Company, as Trustee, related to the 9-7/8% Series A and Series B Junior Subordinated Deferrable Interest Debentures dated January 27, 1997 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1996).

4.8	—	Indenture dated as of September 14, 2004, between the Company and US Bank, as trustee relating to the 6.0% Notes (incorporated by reference to the Company’s report on Form 8-K filed on September 15, 2004).

10.1	—	Employment Agreement dated as of January 1, 1992 by and between Martin Tuchman and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.2	—	Employment Agreement dated as of July 21, 2005 between the Company and Herbert Mertz. (incorporated by reference to the Company's Current Report on Form 8-K filed August 5, 2005).

10.3	—	Employment Agreement dated as of July 1, 2004 by and between Arthur L. Burns and the Company (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003).

10.4	—	Employment Agreement dated as of July 1, 2004 by and between James F. Walsh and the Company (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003).

10.5	—	Extension and Amendment No. 1 dated as of May 18, 2005 to Employment Agreement between the Company and James F. Walsh (incorporated by reference to the Company's Current Report on Form 8-K filed July 29, 2005).

10.6	—	Employment Agreement dated as of July 1, 2004 by and between Richard W. Gross and the Company (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003).

10.7	—	Employment Agreement dated as of June 5, 1992, by and between William Geoghan and the Company (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.8	—	Cancellation of Stock Appreciation Rights dated as of November 18, 2005 from the Company and confirmed and accepted by James F. Walsh (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.9	—	Cancellation of Stock Appreciation Rights dated as of November 18, 2005 from the Company and confirmed and accepted by Arthur L. Burns (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.10	—	Cancellation of Stock Appreciation Rights dated as of November 18, 2005 from the Company and confirmed and accepted by Richard W. Gross (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.11	—	Consultation Services Agreement dated as of January 1, 1992 by and between Radcliff Group and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.12	—	1993 Stock Option Plan for Executive Officers and Directors (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.13	—	Non-Compete Agreement dated as of May 4, 1993, by and between The Ivy Group and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-71538)).

10.14	—	Chassis Lease Agreement dated as of August 15, 1992 by and between Eurochassis L.P. and Trac Lease (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.15	—	Indemnity Agreement between the Company and Michael S. Mathews dated as of September 28, 2006.

10.16	—	Indemnity Agreement between the Company and Clifton H. W. Maloney dated as of September 28, 2006.

10.17	—	Indemnity Agreement between the Company and Robert L. Workman dated as of September 28, 2006.

10.18	—	Indemnity Agreement between the Company and Martin Tuchman dated as of December 13, 2006.

10.19	—	Indemnity Agreement between the Company and Arthur L. Burns dated as of December 13, 2006.

10.20	—	Indemnity Agreement between the Company and William Shea dated as of December 13, 2006.

10.21	—	Indemnity Agreement between the Company and Warren Serenbetz dated as of December 13, 2006.

10.22	—	Indemnity Agreement between the Company and Joseph Whalen dated as of December 13, 2006.

10.23	—	Series A Capital Securities Guarantee Agreement dated January 27, 1997 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 1996).

10.24	—	Chassis Holdings I LLC Operating Agreement dated as of July 1, 2001 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2001).

10.25	—	Chassis Holdings I LLC Put/Call Agreement dated as of July 1, 2001 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2001).

10.26	—	Separation Agreement between Mitchell I. Gordon and Interpool, Inc. dated as of July 15, 2003 (incorporated by reference to the Company's Form 8-K filed on August 5, 2003).

10.27	—	Separation Agreement between Raoul Witteveen and Interpool, Inc. dated as of August 10, 2004 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003).

10.28	—	Securities Purchase Agreement dated as of September 14, 2004 among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated by reference to the Company’s report on Form 8-K filed on September 15, 2004).

10.29	—	Warrant Agreement dated as of September 14, 2004, between the Company and US Bank, as warrant agent (incorporated by reference to the Company’s report on Form 8-K filed on September 15, 2004).

10.30	—	Notes Registration Rights Agreement dated as of September 14, 2004 among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated by reference to the Company’s report on Form 8-K filed on September 15, 2004).

10.31	—	Investor Rights Agreement dated as of September 14, 2004 among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated by reference to the Company’s report on Form 8-K filed on September 15, 2004).

10.32	—	Amended and Restated Credit Agreement dated as of November 1, 2004 among Interpool Container Funding, SRL, the Company and Fortis Bank (Nederland) N.V. (incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2004 filed on November 12, 2004).

10.33	—	Form of Note Purchase Agreement dated as of November 29, 2004 among the Company and eight institutional investors (incorporated by reference to the Company’s report on Form 8-K filed on December 2, 2004).

10.34	—	Form of Notes Registration Rights Agreement dated as of November 29, 2004 between the Company and eight institutional investors (incorporated by reference to the Company’s report on Form 8-K filed on December 2, 2004).

10.35	—	2004 Stock Option Plan for Key Employees and Directors of Interpool, Inc. (incorporated herein by reference to the Company's Schedule 14A filed on November 24, 2004).

10.36	—	Interpool, Inc. 2004 Non-Qualified Stock Option Plan for Non-Employee, Non-Officer Directors. (incorporated herein by reference to the Company's Schedule 14A filed on November 24, 2004).

10.37	—	Revolving Credit Agreement dated as of December 29, 2004 among Interpool Limited, DVB Bank N.V. and the Lenders named therein (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004).

10.38	—	Security Agreement dated as of December 29, 2004 made by Interpool Limited in favor of DVB Bank N.V. (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004).

10.39	—	Third Amended and Restated Credit Agreement dated as of March 15, 2005 among Interpool Container Funding, SRL, the Company, Fortis Bank (Netherlands) N.V. and the Lenders named therein (incorporated by reference to the Company’s report on Form 8-K filed March 23, 2005).

10.40	—	Third Amended and Restated Servicing Agreement dated as of March 15, 2005 between Interpool Limited and Interpool Container Funding, SRL (incorporated by reference to the Company’s report on Form 8-K filed March 23, 2005).

10.41	—	Rule 10b5-1 Sales Plan between Martin Tuchman and Goldman, Sachs & Co., dated as of March 16, 2005 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2004).

10.42	—	Amendment, dated as of April 26, 2005, to Warrant Agreement dated as of September 14, 2004 between the Company and U.S. Bank, as warrant agent (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.43	—	Amendment, dated as of April 26, 2005, to Notes Registration Rights Agreements dated as of September 14, 2004 and November 29, 2004, by and among the Company and the Investors named therein (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.44	—	Amendment, dated as of April 26, 2005, to Investor Rights Agreement dated as of September 14, 2004, by and among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.45	—	Supplemental Indenture dated as of June 29, 2005, to Indenture dated as of September 14, 2004 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated July 6, 2005).

10.46	—	Second Amendment dated as of June 29, 2005, to Notes Registration Rights Agreements dated as of September 14, 2004 and November 29, 2004, by and among the Company and the Investors named therein (incorporated by reference to the Company’s Current Report on Form 8-K dated July 6, 2005).

10.47	—	Second Amendment dated as of June 29, 2005, to Investor Rights Agreement dated as of September 14, 2004, by and among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated by reference to the Company’s Current Report on Form 8-K dated July 6, 2005).

10.48	—	Third Amendment to the Investor Rights Agreement dated October 27, 2005 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.49	—	Fourth Amendment to the Investor Rights Agreement dated October 28, 2005 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.50	—	Third Amendment to the Notes Registration Rights Agreement dated October 28, 2005 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.51	—	Fifth Amendment to the Investor Rights Agreement dated January 30, 2006 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.52	—	Fourth Amendment to the Notes Registration Rights Agreement dated January 30, 2006 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.53	—	Revolving Credit Agreement dated as of April 28, 2005 by and among CAI, Bank of America, N.A., as administrative agent, Banc of America Securities LLC, as lead arranger and book manager, LaSalle Bank National Association, as Syndication Agent, Union Bank of California, N.A., as co-agent and the lenders named therein (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.54	—	Amendment No. 1 dated as of February 22, 2006 to the CAI Revolving Credit Agreement dated as of April 28, 2005 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.55	—	Credit and Security Agreement dated September 9, 2005, by and among Interpool, Inc. and TRAC Lease, Inc., as the Borrowers, the lenders named therein, and National City Bank, as Agent (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.56	—	Credit Agreement dated as of December 21, 2005, among Interpool Container Funding II, SRL, as the Borrower, the Company, as the Parent Guarantor, Fortis Capital Corp., as the Agent and the lenders named herein (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.57	—	Guaranty dated as of December 21, 2005, by the Company for the benefit of Fortis Capital Corp. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2005).

10.58	—	Credit Agreement dated as of December 21, 2005, among Interpool Containers Limited, as the Borrower, the Company, as the Parent Guarantor, Interpool Limited, DVB Bank N.V., as the Agent and the lenders named therein (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.59	—	Guaranty dated as of December 21, 2005, by the Company in favor of DVB Bank N.V. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2005).

10.60	—	Sale Agreement dated as of March 14, 2006 by and among Interpool Containers Limited, Interpool, Inc. and P & R Equipment and Finance Corp. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2005).

10.61	—	Note Purchase Agreement dated as of April 30, 1998 between CAI, as seller and the Company, as purchaser (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.62	—	Amendment No. 1 dated as of April 2000 to Note Purchase Agreement dated as of April 30, 1998 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.63	—	Amendment No. 2 dated as of March 2002 to Note Purchase Agreement dated as of April 30, 1998 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.64	—	Amendment No. 3 dated as of June 27, 2002 to Note Purchase Agreement dated as of April 30, 1998 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.65	—	Amendment No. 4 dated as of February 25, 2003 to Note Purchase Agreement dated as of April 30, 1998 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.66	—	Supplemental Indenture dated as of December 16, 2005, to Indenture dated as of September 14, 2004 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.67	—	Supplemental Indenture dated as of December 20, 2005, to Indenture dated as of September 14, 2004 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.68	—	Redemption Agreement dated as of October 1, 2006, by and between Container Applications International, Inc. and the Company (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 7, 2006).

10.69	—	Note Issuance Agreement dated October 1, 2006, by and between Container Applications International, Inc. and the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2006).

10.70	—	Mandate Letter dated as of December 29, 2006 between Interpool, Inc. and Fortis Capital Corp.

10.71	—	Structuring Fee Letter dated as of December 29, 2006 between Interpool, Inc. and Fortis Capital Corp.

12.1	—	Statement of Computation of Ratio of Earnings to Fixed Charges.

14.1	—	Code of Business Conduct and Ethics (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

21.1	—	Subsidiaries of the Company.

23.1	—	Consent of Independent Registered Public Accounting Firm.

31.1	—	Certification of Martin Tuchman.

31.2	—	Certification of James F. Walsh.

32.1	—	Certification of Martin Tuchman.

32.2	—	Certification of James F. Walsh.

(b)  Financial Statement Schedules

—	Report of Independent Registered Public Accounting Firm on Supplementary Information.

Report of Independent Registered Public Accounting Firm on Supplementary Information

The Board of Directors
Interpool, Inc.:

We have audited and reported separately herein on the consolidated balance sheets of Interpool, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II included in this Annual Report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

(Signed) KPMG LLP

Short Hills, N.J.
March 9, 2007

INTERPOOL, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

ALLOWANCE FOR DOUBTFUL ACCOUNTS

(in thousands)

                                                                                                            Balance
                               Balance at    Charge to                                        Deconsoli-       at
                                Beginning    Costs and                                        dation of      End of
                                 of Year     Expenses   (Write-offs)    Recoveries    Other      CAI          Year
                               ----------    ---------- ------------    ----------    -----   ---------     --------
Year Ended December 31, 2006     $13,315      $1,432      $(9,479)             --      $(8)   $(3,088)       $2,172
                                 =======      ======      ========         ======     =====   ========       ======
Year Ended December 31, 2005     $14,091      $2,063      $(2,799)             $7     $(47)       ---        $13,315
                                 =======      ======      ========         ======     =====   ========       ======
Year Ended December 31, 2004     $16,358      $1,476      $(5,247)         $1,507      $(3)       ---        $14,091
                                 =======      ======      ========         ======     =====   ========       ======

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPOOL, INC. (Registrant)

March 9, 2007	By /s/ Martin Tuchman Martin Tuchman Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 9, 2007	By /s/ Martin Tuchman Martin Tuchman Chairman of the Board of Directors, Chief Executive Officer, President, Chief Operating Officer and Director

March 9, 2007	By /s/ Brian Tracey Brian Tracey Senior Vice President (Chief Accounting Officer)

March 9, 2007	By /s/ James F. Walsh James F. Walsh Executive Vice President and Chief Financial Officer

March 9, 2007	By /s/ Arthur L. Burns Arthur L. Burns Executive Vice President, General Counsel and Director

March 9, 2007	By /s/ Clifton H. W. Maloney Clifton H. W. Maloney Director

March 9, 2007	By /s/ Michael S. Mathews Michael S. Mathews Director

March 9, 2007	By /s/ Warren L. Serenbetz, Jr. Warren L. Serenbetz, Jr. Director

March 8, 2007	By /s/ William J. Shea, Jr. William J. Shea, Jr. Director

March 9, 2007	By /s/ Joseph J. Whalen Joseph J. Whalen Director

March 9, 2007	By /s/ Robert L. Workman Robert L. Workman Director

EXHIBIT INDEX

3.1	—	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

3.2	—	Form of Restated Bylaws of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

4.1	—	Form of Certificate representing the Common Stock (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

4.2	—	Form of Indenture between the Company and The Bank of New York, as trustee, relating to the 9.25% Convertible Redeemable Subordinated Debentures (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

4.3	—	Form of First Supplemental Indenture between the Company and The Bank of New York, as trustee, relating to the 9.25% Convertible Redeemable Subordinated Debentures (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-86370)).

4.4	—	Indenture between the Company and United States Trust Company of New York, as Trustee, related to the 7.35% Notes dated July 29, 1997 (incorporated herein by reference to the Company’s Current Report on Form 8-K, filed July 29, 1997).

4.5	—	Indenture between the Company and United States Trust Company of New York, as trustee, related to the 7.20% Notes, dated August 5, 1997 (incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-38705)).

4.6	—	Indenture between the Company and IBJ Schroeder Bank & Trust Company, as Trustee, related to the Junior Subordinated Debt Securities dated January 27, 1997 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 1996).

4.7	—	First Supplemental Indenture between the Company and IBJ Schroeder Bank & Trust Company, as Trustee, related to the 9-7/8% Series A and Series B Junior Subordinated Deferrable Interest Debentures dated January 27, 1997 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1996).

4.8	—	Indenture dated as of September 14, 2004, between the Company and US Bank, as trustee relating to the 6.0% Notes (incorporated by reference to the Company’s report on Form 8-K filed on September 15, 2004).

10.1	—	Employment Agreement dated as of January 1, 1992 by and between Martin Tuchman and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.2	—	Employment Agreement dated as of July 21, 2005 between the Company and Herbert Mertz. (incorporated by reference to the Company's Current Report on Form 8-K filed August 5, 2005).

10.3	—	Employment Agreement dated as of July 1, 2004 by and between Arthur L. Burns and the Company (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003).

10.4	—	Employment Agreement dated as of July 1, 2004 by and between James F. Walsh and the Company (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003).

10.5	—	Extension and Amendment No. 1 dated as of May 18, 2005 to Employment Agreement between the Company and James F. Walsh (incorporated by reference to the Company's Current Report on Form 8-K filed July 29, 2005).

10.6	—	Employment Agreement dated as of July 1, 2004 by and between Richard W. Gross and the Company (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003).

10.7	—	Employment Agreement dated as of June 5, 1992, by and between William Geoghan and the Company (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.8	—	Cancellation of Stock Appreciation Rights dated as of November 18, 2005 from the Company and confirmed and accepted by James F. Walsh (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.9	—	Cancellation of Stock Appreciation Rights dated as of November 18, 2005 from the Company and confirmed and accepted by Arthur L. Burns (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.10	—	Cancellation of Stock Appreciation Rights dated as of November 18, 2005 from the Company and confirmed and accepted by Richard W. Gross (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.11	—	Consultation Services Agreement dated as of January 1, 1992 by and between Radcliff Group and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.12	—	1993 Stock Option Plan for Executive Officers and Directors (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.13	—	Non-Compete Agreement dated as of May 4, 1993, by and between The Ivy Group and the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-71538)).

10.14	—	Chassis Lease Agreement dated as of August 15, 1992 by and between Eurochassis L.P. and Trac Lease (incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-59498)).

10.15	—	Indemnity Agreement between the Company and Michael S. Mathews dated as of September 28, 2006.

10.16	—	Indemnity Agreement between the Company and Clifton H. W. Maloney dated as of September 28, 2006.

10.17	—	Indemnity Agreement between the Company and Robert L. Workman dated as of September 28, 2006.

10.18	—	Indemnity Agreement between the Company and Martin Tuchman dated as of December 13, 2006.

10.19	—	Indemnity Agreement between the Company and Arthur L. Burns dated as of December 13, 2006.

10.20	—	Indemnity Agreement between the Company and William Shea dated as of December 13, 2006.

10.21	—	Indemnity Agreement between the Company and Warren Serenbetz dated as of December 13, 2006.

10.22	—	Indemnity Agreement between the Company and Joseph Whalen dated as of December 13, 2006.

10.23	—	Series A Capital Securities Guarantee Agreement dated January 27, 1997 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 1996).

10.24	—	Chassis Holdings I LLC Operating Agreement dated as of July 1, 2001 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2001).

10.25	—	Chassis Holdings I LLC Put/Call Agreement dated as of July 1, 2001 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2001).

10.26	—	Separation Agreement between Mitchell I. Gordon and Interpool, Inc. dated as of July 15, 2003 (incorporated by reference to the Company's Form 8-K filed on August 5, 2003).

10.27	—	Separation Agreement between Raoul Witteveen and Interpool, Inc. dated as of August 10, 2004 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003).

10.28	—	Securities Purchase Agreement dated as of September 14, 2004 among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated by reference to the Company’s report on Form 8-K filed on September 15, 2004).

10.29	—	Warrant Agreement dated as of September 14, 2004, between the Company and US Bank, as warrant agent (incorporated by reference to the Company’s report on Form 8-K filed on September 15, 2004).

10.30	—	Notes Registration Rights Agreement dated as of September 14, 2004 among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated by reference to the Company’s report on Form 8-K filed on September 15, 2004).

10.31	—	Investor Rights Agreement dated as of September 14, 2004 among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated by reference to the Company’s report on Form 8-K filed on September 15, 2004).

10.32	—	Amended and Restated Credit Agreement dated as of November 1, 2004 among Interpool Container Funding, SRL, the Company and Fortis Bank (Nederland) N.V. (incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2004 filed on November 12, 2004).

10.33	—	Form of Note Purchase Agreement dated as of November 29, 2004 among the Company and eight institutional investors (incorporated by reference to the Company’s report on Form 8-K filed on December 2, 2004).

10.34	—	Form of Notes Registration Rights Agreement dated as of November 29, 2004 between the Company and eight institutional investors (incorporated by reference to the Company’s report on Form 8-K filed on December 2, 2004).

10.35	—	2004 Stock Option Plan for Key Employees and Directors of Interpool, Inc. (incorporated herein by reference to the Company's Schedule 14A filed on November 24, 2004).

10.36	—	Interpool, Inc. 2004 Non-Qualified Stock Option Plan for Non-Employee, Non-Officer Directors. (incorporated herein by reference to the Company's Schedule 14A filed on November 24, 2004).

10.37	—	Revolving Credit Agreement dated as of December 29, 2004 among Interpool Limited, DVB Bank N.V. and the Lenders named therein (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004).

10.38	—	Security Agreement dated as of December 29, 2004 made by Interpool Limited in favor of DVB Bank N.V. (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004).

10.39	—	Third Amended and Restated Credit Agreement dated as of March 15, 2005 among Interpool Container Funding, SRL, the Company, Fortis Bank (Netherlands) N.V. and the Lenders named therein (incorporated by reference to the Company’s report on Form 8-K filed March 23, 2005).

10.40	—	Third Amended and Restated Servicing Agreement dated as of March 15, 2005 between Interpool Limited and Interpool Container Funding, SRL (incorporated by reference to the Company’s report on Form 8-K filed March 23, 2005).

10.41	—	Rule 10b5-1 Sales Plan between Martin Tuchman and Goldman, Sachs & Co., dated as of March 16, 2005 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2004).

10.42	—	Amendment, dated as of April 26, 2005, to Warrant Agreement dated as of September 14, 2004 between the Company and U.S. Bank, as warrant agent (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.43	—	Amendment, dated as of April 26, 2005, to Notes Registration Rights Agreements dated as of September 14, 2004 and November 29, 2004, by and among the Company and the Investors named therein (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.44	—	Amendment, dated as of April 26, 2005, to Investor Rights Agreement dated as of September 14, 2004, by and among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.45	—	Supplemental Indenture dated as of June 29, 2005, to Indenture dated as of September 14, 2004 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated July 6, 2005).

10.46	—	Second Amendment dated as of June 29, 2005, to Notes Registration Rights Agreements dated as of September 14, 2004 and November 29, 2004, by and among the Company and the Investors named therein (incorporated by reference to the Company’s Current Report on Form 8-K dated July 6, 2005).

10.47	—	Second Amendment dated as of June 29, 2005, to Investor Rights Agreement dated as of September 14, 2004, by and among the Company and Greywolf Capital Partners II, LP, Greywolf Capital Overseas Fund, Greywolf High Yield Masters Fund, Caspian Capital Partners, LP, Mariner LDC, Mariner Opportunities Fund, LP, Mariner Voyager Master Fund LTD, Riva Ridge Master Fund, LTD, Goldman, Sachs & Co. (incorporated by reference to the Company’s Current Report on Form 8-K dated July 6, 2005).

10.48	—	Third Amendment to the Investor Rights Agreement dated October 27, 2005 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.49	—	Fourth Amendment to the Investor Rights Agreement dated October 28, 2005 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.50	—	Third Amendment to the Notes Registration Rights Agreement dated October 28, 2005 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.51	—	Fifth Amendment to the Investor Rights Agreement dated January 30, 2006 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.52	—	Fourth Amendment to the Notes Registration Rights Agreement dated January 30, 2006 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.53	—	Revolving Credit Agreement dated as of April 28, 2005 by and among CAI, Bank of America, N.A., as administrative agent, Banc of America Securities LLC, as lead arranger and book manager, LaSalle Bank National Association, as Syndication Agent, Union Bank of California, N.A., as co-agent and the lenders named therein (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.54	—	Amendment No. 1 dated as of February 22, 2006 to the CAI Revolving Credit Agreement dated as of April 28, 2005 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.55	—	Credit and Security Agreement dated September 9, 2005, by and among Interpool, Inc. and TRAC Lease, Inc., as the Borrowers, the lenders named therein, and National City Bank, as Agent (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.56	—	Credit Agreement dated as of December 21, 2005, among Interpool Container Funding II, SRL, as the Borrower, the Company, as the Parent Guarantor, Fortis Capital Corp., as the Agent and the lenders named herein (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.57	—	Guaranty dated as of December 21, 2005, by the Company for the benefit of Fortis Capital Corp. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2005).

10.58	—	Credit Agreement dated as of December 21, 2005, among Interpool Containers Limited, as the Borrower, the Company, as the Parent Guarantor, Interpool Limited, DVB Bank N.V., as the Agent and the lenders named therein (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.59	—	Guaranty dated as of December 21, 2005, by the Company in favor of DVB Bank N.V. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2005).

10.60	—	Sale Agreement dated as of March 14, 2006 by and among Interpool Containers Limited, Interpool, Inc. and P & R Equipment and Finance Corp. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2005).

10.61	—	Note Purchase Agreement dated as of April 30, 1998 between CAI, as seller and the Company, as purchaser (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.62	—	Amendment No. 1 dated as of April 2000 to Note Purchase Agreement dated as of April 30, 1998 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.63	—	Amendment No. 2 dated as of March 2002 to Note Purchase Agreement dated as of April 30, 1998 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.64	—	Amendment No. 3 dated as of June 27, 2002 to Note Purchase Agreement dated as of April 30, 1998 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.65	—	Amendment No. 4 dated as of February 25, 2003 to Note Purchase Agreement dated as of April 30, 1998 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.66	—	Supplemental Indenture dated as of December 16, 2005, to Indenture dated as of September 14, 2004 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.67	—	Supplemental Indenture dated as of December 20, 2005, to Indenture dated as of September 14, 2004 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.68	—	Redemption Agreement dated as of October 1, 2006, by and between Container Applications International, Inc. and the Company (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 7, 2006).

10.69	—	Note Issuance Agreement dated October 1, 2006, by and between Container Applications International, Inc. and the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2006).

10.70	—	Mandate Letter dated as of December 29, 2006 between Interpool, Inc. and Fortis Capital Corp.

10.71	—	Structuring Fee Letter dated as of December 29, 2006 between Interpool, Inc. and Fortis Capital Corp.

12.1	—	Statement of Computation of Ratio of Earnings to Fixed Charges.

14.1	—	Code of Business Conduct and Ethics (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

21.1	—	Subsidiaries of the Company.

23.1	—	Consent of Independent Registered Public Accounting Firm.

31.1	—	Certification of Martin Tuchman.

31.2	—	Certification of James F. Walsh.

32.1	—	Certification of Martin Tuchman.

32.2	—	Certification of James F. Walsh.