Form 10-K/A
period 2006-12-31
INTERPOOL INC
filed 2007-04-30
CIK 898777

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-K/A

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

Indicate by check mark if the registrant is a shell company, as defined in Rule 12b(2) of the Exchange Act.  Yes  |_|  No  |X|

The aggregate market value of the shares of the registrant’s voting stock held by non-affiliates of the registrant was $230,506,258, based upon the closing price of $22.22 per common share, as quoted on the New York Stock Exchange, on June 30, 2006 (the last day of the registrant’s most recently completed second quarter).

At April 18, 2007, there were 29,424,163 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

This Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Interpool, Inc. (the “Company”) for the year ended December 31, 2006, as originally filed with the Securities and Exchange Commission (the “Commission”) on March 9, 2007 (the “Original Filing”). The Company is filing this Amendment to include the information required by Part III that was not included in the Original Filing. No changes have been made to Part I or Part II of the Form 10-K as included in the Original Filing.

As reported in the Company’s Current Report on Form 8-K filed with the Commission on April 23, 2007, on April 20, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Chariot Acquisition Holding LLC, a Delaware limited liability company (the “Purchaser”), and Chariot Acquisition Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Purchaser (“Merger Sub”). The Merger Agreement provides that, pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as a wholly-owned subsidiary of Purchaser (the “Merger”). As a result of the Merger, each holder of Company common stock will be entitled to receive $27.10 in cash for each share of Company common stock held by such holder. The Company will be preparing and filing with the Commission, and mailing to Company stockholders, a proxy statement in connection with a special meeting of stockholders to be called to consider the Merger Agreement and the proposed Merger. The Purchaser is a newly-formed entity owned by certain private equity funds managed by affiliates of Fortress Investment Group LLC.

In light of the execution of the Merger Agreement, the Company’s Board of Directors has decided to postpone the Company’s 2007 Annual Meeting of Stockholders. Accordingly, instead of incorporating portions of the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders in Part III of its Annual Report on Form 10-K for the year ended December 31, 2006, the Company is filing this Amendment to include Items 10, 11, 12, 13, and 14 in the Form 10-K.

In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

The Form 10-K continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein or herein to reflect the Merger, the Merger Agreement or any other events which occurred subsequent to the date of the Original Filing. For information regarding the Merger and the Merger Agreement, please refer to the above-referenced Current Report on Form 8-K. Additional information about events subsequent to the date of the Original Filing will be included in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2007 to be filed in May 2007.

In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Interpool, Inc. and its subsidiaries.

INTERPOOL, INC.

FORM 10-K

TABLE OF CONTENTS

Item
PART III
          ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          ITEM 11.           EXECUTIVE COMPENSATION
          ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                                     RELATED STOCKHOLDER MATTERS
          ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
          ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
          ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES	Page 4 4 11 43 45 47 49 49 56

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

NAME                                  AGE      POSITION
----                                  ---      --------
Martin Tuchman                        66       Chairman of the Board of Directors, Chief Executive
                                               Officer, President and Chief Operating Officer
Arthur L. Burns                       62       Director, General Counsel, and Executive Vice President
Clifton H.W. Maloney (a)(b)(d)        69       Director
Michael S. Mathews (a)(b)(d)          66       Director
Warren L. Serenbetz, Jr.(a)(c)        55       Director
William J. Shea (c)                   52       Director
Joseph J. Whalen (a)(b)               75       Director
Robert L. Workman (b)(c)(d)           44       Director
James F. Walsh                        57       Executive Vice President and Chief Financial Officer
Richard W. Gross                      62       Executive Vice President and Chief Operating Officer
                                               of Interpool Containers Limited
Herbert Mertz                         53       Executive Vice President and Chief Operating Officer
                                               of Trac Lease
Brian Tracey                          58       Senior Vice President (Chief Accounting Officer)
Christopher N. Fermanis               58       Senior Vice President-Law, General Counsel Interpool
                                               Containers Limited and Trac Lease
William Geoghan                       56       Senior Vice President
Allen M. Olinger                      53       Senior Vice President - Finance

_________________

(a)     Member of the Corporate Governance Committee in 2006 and 2007
(b)     Member of the Audit Committee in 2006 and 2007
(c)     Member of the Compensation Committee in 2006 and 2007
(d)     Member of the Special Committee in 2007

Board of Directors

Martin Tuchman has served as our Chairman of the Board of Directors and Chief Executive Officer of Interpool, Inc. since February 1988 and as President and Chief Operating Officer since October 2003. He is also Chairman of the Board of Directors, Chief Executive Officer and a director of Interpool Limited, which he co-founded in 1968. He also has served as a director of Trac Lease since June 1987 and currently serves as its Chairman and Chief Executive Officer. Mr. Tuchman is Chairman of the Board of Directors of Princeton International Properties, Inc., a family-owned real estate company, which owns and has interests in properties located in Princeton, New Jersey. Mr. Tuchman was previously a member of the Society of Automotive Engineers as well as the American National Standards Institute. Currently, Mr. Tuchman is a member of the United Nations Business Council, comprised of leading international executives organized to promote understanding and cooperation between business and government. He was formerly a member of the Board of Trustees of the New Jersey Institute of Technology and is currently a member of the NJIT Board of Overseers. He is also a member of the Board of Directors of Stevens Institute of Technology’s Web Campus. In 1995, Mr. Tuchman was honored as Entrepreneur Of The Year in an awards program sponsored by Ernst & Young LLP and in 1996 was named Alumnus of the Year by the New Jersey Institute of Technology. Mr. Tuchman is a member of the Board of Trustees of The Parkinson’s Alliance and serves on the Board of Directors of the Parkinson’s Disease Foundation of Columbia Presbyterian Hospital in New York. As Chairman of The Tuchman Foundation, he works closely with all Parkinsons organizations whose scientists select grants seeking National Institute of Health’s (NIH) approval. In 2000, Mr. Tuchman was honored by The Smithsonian Institution for his extensive case study of Interpool for the 2000 Computerworld Smithsonian Collection and Interpool was nominated for the World Smithsonian Award. Interpool’s material is now part of the Permanent Research Collection on Information Technology at The Smithsonian’s National Museum of American History. Mr. Tuchman is a member of the Yardville National Bancorp’s Board of Directors and is Chairman of the Asset and Liability Committee. In addition, Mr. Tuchman is Treasurer and serves on the Board of Trustees and the Finance Committee of TASK, the Trenton Area Soup Kitchen. In 2005, Mr. Tuchman was appointed to the Board of Trustees at Robert Wood Johnson University Hospital Hamilton. In addition, he was also recently appointed Senior Advisor to the 14th Congressional District on Port Security. Mr. Tuchman holds a bachelor’s degree in mechanical engineering from the New Jersey Institute of Technology (Newark College of Engineering) and a master’s degree in business administration from Seton Hall University.

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

Robert L. Workman joined our Board of Directors in June 2006. Mr. Workman is currently a senior partner at Workman & Skertic, CPA’s, a full service accounting firm he founded in 1992. He is also a partner and co-founder of Saccomanno Valuation Group, LLC, a CPA firm specializing in business valuations, litigation support and forensic accounting. From 1990-1992 Mr. Workman worked as a CPA providing accounting, tax and consulting services to closely held businesses. From 1985 through 1990, Mr. Workman held various accounting positions with Louis H. Linowitz & Co. Mr. Workman is a member of both the American Institute of Certified Public Accountants and the New Jersey Society of Certified Public Accounts. Mr. Workman is a Director of Yardville National Bank. Mr. Workman holds a bachelor of science degree from Drexel University.

Non-Director Executive Officers

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

Richard W. Gross served as Acting Chief Financial Officer from July 2003 to February 2004 and was appointed Executive Vice President in December 2003. Mr. Gross currently serves as Executive Vice President of the Company and Director and Chief Operating Officer of Interpool Containers Limited. Mr. Gross rejoined us in 2002 as Senior Vice President of Finance after serving as Vice President of Finance and Chief Financial Officer of Balboa Capital Corporation from 1998 to 2001. Previously Mr. Gross had been with us for more than twenty years in various senior financial positions, having responsibility for investor and lender relations. Prior to first joining Interpool in 1972, Mr. Gross spent five years with Arthur Andersen and Co. in their New York office. Mr. Gross is a certified public accountant and received a Bachelor of Science degree in Accounting from Long Island University.

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

Christopher N. Fermanis has been with the Company since 1981. He holds the positions of Senior Vice President – Law of Interpool, Inc. and General Counsel of Interpool Containers Limited and Trac Lease, Inc. Mr. Fermanis served as General Counsel of the Company between February and October 2003. Prior to joining Interpool, Mr. Fermanis was an associate attorney for six years with the New York law firm of Haight, Gardner, Poor & Havens (now Holland & Knight). He holds a bachelor’s degree from Princeton University and a law degree from the University of Michigan Law School.

William Geoghan has served as Senior Vice President of each of Interpool, Interpool Limited and Trac Lease since 1998 and Interpool Containers Limited since its formation in November 2005. Previously, Mr. Geoghan served as Controller of Interpool from 1992 to 1998 and Vice President and Controller of Interpool Limited from 1989 to 1998. Mr. Geoghan joined Interpool Limited in 1981 and served as Assistant Controller for Interpool Limited from 1985 to 1989. Mr. Geoghan is a Certified Public Accountant and holds a bachelor’s degree in commerce from Rider University.

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

Board Committees

The Board of Directors currently has four standing committees: an Audit Committee, a Compensation Committee, a Corporate Governance Committee and a Special Committee. Our Board of Directors may establish other committees from time to time to facilitate the management of the Company’s business and affairs.

Audit Committee

The Audit Committee’s function is to monitor the integrity of the Company’s financial statements and its financial reporting and disclosure practices. The Audit Committee also reviews management’s maintenance of systems of internal control (including compliance with Section 404 of the Sarbanes-Oxley Act of 2002) and the application of U.S. generally accepted accounting principles. In addition, the Audit Committee reviews the scope of the services of our independent registered public accounting firm and recommends the independent registered public accounting firm for appointment by the Board of Directors. The Audit Committee met 11 times in 2006. The members of the Audit Committee for 2006 were originally Messrs. Maloney (Chairman), Mathews and Whalen and former director Peter Halstead, who resigned in October 2007. Mr. Workman was appointed to the Audit Committee in June 2006. The members of the Audit Committee for 2007 are Messrs. Maloney (Chairman), Matthews, Whalen and Workman.

Compensation Committee

The Compensation Committee’s functions are to review the Company’s general compensation strategy, establish salaries for senior executives, review benefit programs, approve certain employment contracts and administer the Company’s 2004 Stock Option Plan For Key Employees and Directors and the 1993 stock option plans. The Compensation Committee met eight times in fiscal 2006. The members of the Compensation Committee for 2006 originally were former Director Peter Halstead (Chairman) and Messrs. Shea and Serenbetz. Mr. Workman was appointed to the Committee in June 2006. Upon Mr. Halstead’s resignation in October 2006, Mr. Serenbetz was appointed Chairman of the Committee. The members of the Compensation Committee for 2007 are Messrs. Serenbetz (Chairman), Shea and Workman.

Corporate Governance Committee

The Corporate Governance Committee is responsible for developing, recommending to the Board and assessing corporate governance policies and practices. The Corporate Governance Committee also acts as a nominating committee for Board membership. The Corporate Governance Committee met one time in 2006. The members of the Corporate Governance Committee for 2006 were Messrs. Mathews (Chairman), Whalen, Maloney and Serenbetz. The composition of the Corporate Governance Committee for 2007 is unchanged.

The Corporate Governance Committee considers nominee recommendations from a variety of sources, including nominees recommended by stockholders. The Board has no stated specific, minimum qualifications that must be met by a candidate for a position on our Board. It does, however, require that at least one member of the Board meet the criteria for an “audit committee financial expert” as defined by Securities and Exchange Commission rules, and that a majority of the members of the Board meet the definition of “independent director” within the meaning of applicable stock exchange listing standards. Each candidate should be prepared to participate fully in Board activities, including attendance at, and active participation in, meetings of the Board, and not have other personal or professional commitments that would, in the Board’s judgment, interfere with or limit such candidate’s ability to do so. Each candidate should also be prepared to represent the best interests of all of the Company’s stockholders and not just one particular constituency. Additionally, in determining whether to recommend a director for re-election, the Board also considers the director’s past attendance at Board and Committee meetings and participation in and contributions to the activities of the Board.

Special Committee

During 2006, the Board created a Special Committee comprised of independent directors for the purchase of reviewing, considering, evaluating, seeking alternatives and participating in negotiations concerning and making a recommendation to the Board regarding potential acquisitions or mergers of the Company. The Special Committee engaged independent legal counsel and independent financial advisors to assist it with its work. The members of the Special Committee are Messrs. Matthews (Chairman), Maloney and Workman.

The Charters of the Company’s Audit, Compensation and Corporate Governance Committees are available on our website at www.interpool.com. Printed copies are also available to any shareholder upon request.

Board Independence

The Board of Directors of the Company has determined that a majority of the members of the Company’s Board of Directors as a whole, and each member of the Audit Committee, the Compensation Committee, the Corporate Governance Committee and the Special Committee, has no material relationship with the Company and therefore would qualify as “independent” within the meaning of the New York Stock Exchange’s director independence standards. Messrs. Maloney, Mathews, Serenbetz, Shea and Whalen are considered to be independent directors. Messrs. Tuchman and Burns, who are executive officers of the Company, are not considered to be independent.

Executive Sessions

The non-management directors of the Company meet in executive session of the Board without management at many regular board meetings and at each meeting of the Audit Committee, Compensation Committee, Corporate Governance Committee and Special Committee. In view of the relatively small size of the Board of Directors, the Board has not appointed a lead director to preside at executive sessions of the Board. However, the Chairmen of each of the Audit Committee, the Compensation Committee, the Corporate Governance Committee and the Special Committee preside at the executive sessions of their respective committees.

Communications with the Board

Stockholders may communicate with the Board in writing by submitting a letter addressed to the “Board of Directors” or to any of the directors by name in care of the General Counsel of the Company at the corporate headquarters at 211 College Road East, Princeton, New Jersey 08540. The communication should indicate the name(s) of any specific director(s) for whom it is intended, or the “Board of Directors” as a whole.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The purpose of the Code of Ethics is to promote the highest standards of integrity among Interpool officers and employees in their dealings with and on behalf of Interpool, including dealings with our stockholders, investors and with others from whom we obtain financing. The Code of Ethics may be viewed at our website at www.interpool.com.

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

Directors’ Attendance at Board Meetings

The Company’s Board of Directors met eight times during 2006. All actions of the Board during 2006 that were not taken at Board meetings were approved by unanimous written consent in lieu of formal meeting. Each current director attended at least 75% of all meetings of the Board of Directors and committees to which he was assigned that were held during 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2006, Mr. Tuchman failed to file a timely report on Form 4 in compliance with the prescribed requirements as set forth under Section 16(a) of the Securities Exchange Act of 1934. The required report was subsequently filed. In making this disclosure, we have relied solely on written representations of our directors, officers and more than 10% holders and on a review of copies of reports that have been filed with the Securities and Exchange Commission in connection with a distribution from an exchange fund into which he had previously delivered Company shares.

ITEM 11	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

Compensation Committee Members and the Compensation Committee Charter

Our Compensation Committee is responsible for determining the components of compensation paid to our Chief Executive Officer, approving the level of compensation paid to the Company’s other senior executive officers, determining awards under, and administering, our equity incentive plans and reviewing and establishing any and all other executive compensation plans adopted from time to time by the Company.

Our current Compensation Committee consists of Messrs. Warren L. Serenbetz, Jr. (Chairman), William Shea and Robert Workman. Each member of the Compensation Committee is an independent director under applicable NYSE listing standards, an “outside director” as defined in Section 162(m) of the Internal Revenue Code and a “non-employee” director as defined in Rule 16b-3 under the Securities Exchange Act of 1934. We monitor the independence of members of the Compensation Committee through the use of questionnaires and a requirement that committee members inform the Company of any changes or developments during the year that many have a bearing on their independence.

Although we do not require members of the Compensation Committee to be experts in compensation, we do expect each member of the committee to be knowledgeable about current compensation arrangements and issues.

The principal duties of the Compensation Committee are:

•	to ensure the Company’s executive officers are compensated effectively in a manner consistent with the Company’s stated compensation strategy, internal equity considerations, competitive practice, and the requirements of the appropriate regulatory bodies; and

•	to communicate to stockholders the Company’s compensation policies and the reasoning behind such policies.

The Board of Directors amended and re-adopted a charter for the Compensation Committee in November 2004. A copy of that charter is available on our website at www.interpool.com. The Compensation Committee generally reviews and reassesses the Compensation Committee Charter annually and recommends to the Board of Directors any changes it considers necessary or desirable.

The Chairman of the Compensation Committee schedules the meetings of the Compensation Committee and sets the agenda for each meeting. Although the Compensation Committee Charter allows the Compensation Committee to delegate some or all of its duties to sub-committees comprised of one or more of its members, the Compensation Committee has never exercised this power. All actions of the Compensation Committee have been taken by the full Compensation Committee.

Compensation Consultant

Pursuant to its charter, the Compensation Committee is vested with the authority to retain advisors and to approve any such advisor’s fees and terms. During 2006, the Compensation Committee retained Delves Group to provide advice to the Compensation Committee. Representatives of Delves Group consulted directly with, and reported directly to, the Compensation Committee. No other compensation consultants were retained by the Compensation Committee, the Board of Directors or management during 2006.

Delves Group was retained principally to evaluate the Company’s current compensation programs and to make recommendations regarding potential changes. Delves Group provided the Compensation Committee with competitive data and business and technical considerations. Delves Group did not provide specific advice with respect to the compensation to be paid to our named executive officers for 2006. The Compensation Committee has discussed the recommendation of Delves Group that the Company consider making equity awards and other long-term incentives more significant components of the Company’s overall compensation programs but to date has not made any decision to do so.

Role of Executives in Establishing Compensation

The Compensation Committee often invites members of management to attend part of its meetings to provide information and feedback concerning compensation issues. However, members of management do not attend executive sessions of the Compensation Committee. Martin Tuchman, our Chief Executive Officer, provides input directly to the Compensation Committee regarding the compensation to be paid to other officers, including all the other executive officers, of the Company. In addition, the Company’s General Counsel and other members of the legal department assist the Compensation Committee in setting agendas, gathering information and materials and drafting proposals, plans, memoranda and employment agreements.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during 2006 was an officer or employee of the Company or any of its subsidiaries, was formerly an officer of the Company or any of its subsidiaries or had any relationships requiring disclosure in this proxy statement under the heading “Certain Relationships and Related Transactions,” except for Warren Serenbetz, Jr., who, as an executive officer and shareholder of Radcliff Group, Inc., has an indirect interest in the preferred stock of our subsidiary, Chassis Holdings I LLC. None of the Company’s executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as member(s) of the Company’s board of directors or compensation committee.

As noted above, Mr. Tuchman, our Chief Executive Officer, provides input on executive officer compensation, other than his own, to the Compensation Committee. However, Mr. Tuchman does not participate in the Committee’s deliberations during executive sessions.

Compensation Committee Activity

In 2006, there were seven meetings of the Compensation Committee. All members of the Compensation Committee attended all of the meetings. At each of the meetings, the Compensation Committee meet in executive session, at which no members of management were present, for at least part of the meeting.

Throughout 2006, the Compensation Committee continually reviewed the compensation being paid to the named executive officers, including the individual components of each person’s total pay package. The Compensation Committee considered the contractual obligations owed to certain of the Company’s executive officers, specifically Messrs. Burns, Walsh, Gross and Mertz, under their existing employment agreements. The Compensation Committee determined that increases in the aggregate compensation paid to each named executive officer were appropriate in light of the Company’s overall performance and the individual performance of each such officer. The base salary and certain bonus components are fixed under the terms of our Chief Executive Officer’s Employment Agreement.

All grants of stock options are approved by our Compensation Committee, which administers the 2004 Stock Option Plan for Key Employees and Directors, the 1993 Stock Option Plan for Executive Officers and Directors and the 1993 Non-Qualified Stock Option Plan for Non-Employee, Non-Consultant Directors. The Compensation Committee awards grants from time to time based on a number of criteria, including the relative rank of the executive within our company and his or her specific contributions to the success of the Company for the prior year based on subjective criteria. We believe occasional grants of stock options serve to enhance stockholder value by aligning the interests of our executives with those of the stockholders and also by acting to retain our executives through the vesting of the options. The Company’s 2004 stock option plan does not specify when options are granted.

Objectives of the Company’s Compensation Programs

Compensation Philosophy

The goal of the Company’s executive compensation policy is to ensure that an appropriate relationship exists between executive pay and the creation of stockholder value, while at the same time attracting, motivating and retaining key employees. To achieve this goal, the Company’s named executive officers are offered compensation opportunities that are linked to the Company’s financial performance and to individual performance and contributions to the Company’s success.

To achieve this goal, the Compensation Committee focuses on the following considerations:

•	An emphasis on rewarding our named executive officers with total compensation (including cash, incentive and discretionary bonuses and, in certain cases, stock options) at competitive market levels, based on each executive’s experience, skills and individual performance;

•	An appropriate mix of short-term (salary and cash bonuses) and, on occasion, long-term compensation (stock options and other equity-based compensation), which facilitates retention of talented executives and balances short-term and long-term financial goals and behaviors within the Company;

•	Recognition that as an executive’s level of responsibility increases, a greater portion of the total compensation opportunity should be based upon performance incentives; and

•	The use of both time-based and performance-based equity with long-term vesting requirements in order to retain key executive officers.

The primary components of the Company’s executive compensation program for its named executive officers have been: (a) base salaries and certain guaranteed bonuses, (b) annual performance-based cash bonuses, and (c) in certain cases, long-term incentive opportunities in the form of stock options. Our executive compensation program is intended to provide our named executive officers with overall levels of compensation opportunity that are competitive within the intermodal transportation industry, as well as within a broader spectrum of companies of comparable size and complexity.

The Company’s Compensation Committee reviews executive compensation arrangements at least annually to ensure market competitiveness, and to ensure the Company meets its objective of providing executive pay packages with appropriate short and long-term incentives, including annual bonuses and, when warranted, equity compensation tied to individual and Company performance.

The Compensation Committee calculates and approves the compensation for the Chief Executive Officer and other named executive officers in accordance with the provisions of their respective employment agreements and, in the case of the Chief Executive Officer, a bonus policy adopted by the Compensation Committee in 2000. The Compensation Committee also determines the amount of additional discretionary bonuses to be awarded.

The Company evaluates whether its compensation programs achieve their goals in a number of ways. First, the Company reviews whether its pay packages have achieved the result of retaining talented executives. Second, the Company evaluates its success in attracting new executives to the Company. Third, the Company reviews its performance in relation to the compensation packages. The Compensation Committee believes that, with respect to each of the Company’s executive officers, the levels of compensation are commensurate with the Company’s performance and the outstanding stock option grants provide the executives with adequate incentives to focus on long-term results.

Benchmarking

The Company does not employ a formal benchmarking process. However, the Company continually monitors compensation programs of other intermodal transportation companies as well as a broader spectrum of companies of comparable size and complexity. The Compensation Committee expects that the Company’s compensation programs will be revised from time to time to be competitive within the industry. In addition, during 2006, Delves Group analyzed comparable companies as part of their recommendations to the Compensation Committee.

Compensation Components

For 2006, the Company primarily used two types of compensation in paying its key executives: base salaries and performance-based annual cash bonuses. Although the Company did not grant long-term incentive awards to any of its named executive officers during 2006, all these executive officers held stock options previously granted under the Company’s stock option plans.

Base Salary

The base salary for the Company’s Chief Executive Officer, Mr. Tuchman, is determined pursuant to a formula set forth in his employment agreement. The base salaries for the Company’s other four named executive officers, Messrs. Burns, Walsh, Gross and Mertz, are set by the Board of Directors in accordance with their employment contracts. In setting base pay for the Company’s key executives, the Compensation Committee or the Chief Executive Officer reviews the following quantitative and qualitative factors: Company performance, the executive’s individual performance and scope of responsibility, competitive market pay information and practices, internal equity and other considerations.

The Compensation Committee believes that an executive’s base salary should be targeted at market competitive levels while rewarding outstanding performance with above-average total compensation. Base salaries for those executives whose salary levels are not fixed under long-term employment agreements are reviewed annually, and are adjusted from time to time based on a review of market data and individual executive performance.

Annual Bonuses

Annual target performance based goals serve both to motivate executives as well as to increase stockholder returns by focusing executive performance on the attainment of those annual goals identified as having a positive impact on the Company’s business results. Certain bonus components are fixed under the terms of the Chief Executive Officer’s employment agreement and under a bonus policy for the Chief Executive Officer adopted in 2000. The employment agreements for the Company’s other named executive officers provide for annual “target” bonuses. Additional discretionary bonuses may be awarded by the Compensation Committee.

Long-term Incentives

Stock-based compensation has also been an element of the Company’s compensation program for its key executives. The Company’s 2004 Stock Option Plan was adopted by the Board and approved by stockholders in order to allow the Company to grant options to purchase shares of the Company’s Common Stock. The Compensation Committee determines in its sole discretion, subject to the terms and conditions of the option plan, the size of a particular award based upon its subjective assessment of an individual’s performance, responsibility and functions and how this performance may have contributed, or is expected to contribute, to the Company’s performance.

We believe awards pursuant to the Company’s stock option plan align the interests of management with those of the Company’s stockholders by emphasizing long-term stock ownership and increases in stockholder value. Management will benefit under such plan only if the other stockholders of the Company also benefit. The purpose of the option plan is to encourage executives and others to acquire a proprietary interest in the Company, thereby further stimulating their active interest in the development and financial success of the Company.

Compensation Paid in 2006

During 2006, the Compensation Committee reviewed the compensation being paid to the named executive officers, including the individual components of each person’s total pay package. The Compensation Committee considered the contractual obligations owed to certain of the named executive officers, specifically Messrs. Burns, Walsh, Gross and Mertz, under their existing employment agreements. At year end, the Compensation Committee determined that the discretionary bonuses to be paid to these four named executive officers for 2006 were appropriate in light of the Company’s overall performance and the individual performance of each such officer. The base salary and certain bonus components for the Company’s Chief Executive Officer, Mr. Tuchman, are fixed under the terms of his employment agreement and the bonus policy adopted by the Compensation Committee in 2000.

For 2006, Martin Tuchman, the Company’s Chief Executive Officer, received a salary of $1,039,464 and a bonus of $7,599,000 in accordance with the terms of his employment agreement and the bonus policy, as more fully described below; Arthur Burns, Executive Vice President and General Counsel, received a salary of $400,000 and a bonus of $300,000; James F. Walsh, Chief Financial Officer, received a salary of $325,000 and a bonus of $275,000; Richard W. Gross, Executive Vice President and Chief Operating Officer of the Company’s subsidiary Interpool Limited, received a salary of $325,000 and a bonus of $175,000; and Herbert Mertz, Executive Vice President and Chief Operating Officer of the Company’s subsidiary Trac Lease, Inc., received a salary of $300,000 and a bonus of $200,000. Several of these named executive officers also received reimbursement for living expenses or other cash compensation as set forth below in the Summary Compensation Table.

Although the Company did not grant any stock options during 2006, all of the named executive officers hold stock options that were granted in prior years. During 2006, Mr. Tuchman, the Chief Executive Officer, exercised all of his outstanding stock options and Mr. Burns, the Company’s Executive Vice President and General Counsel, exercised a significant portion of his outstanding stock options, as described below.

Post-Termination Compensation

In addition to base salary, bonus and compensation under the Company’s 401(k) plan and stock option plans, the Company has employment agreements with its most highly compensated executive officers that provide for severance compensation in the event of termination other than for cause during the term of the agreement and/or following a change in control during the term of the agreement. Information regarding these arrangements is provided below under “Post-Termination Compensation” and “Employment Agreements with Named Executive Officers.”

Impact of Regulatory Requirements on Compensation

The Internal Revenue Code of 1986, as amended, prohibits publicly held corporations such as the Company from deducting compensation in excess of $1,000,000 per individual, other than performance-based compensation. The Compensation Committee continually evaluates maximizing the deductibility of executive compensation, while retaining the discretion it deems necessary to compensate our executive officers.

The Compensation Committee continues to monitor the implementation of the rules and regulations pursuant to Section 409A of the Internal Revenue Code, which, among other things, could cause certain types of deferred payments to be subject to additional taxes and penalties. While the Company believes that its current employment arrangements and agreements do not give rise to any negative consequences under Section 409A, it is the Company’s current intention to structure any new employment arrangements or agreements, or if need be amend existing employment arrangements or agreements, to reduce or eliminate any adverse effects of Section 409A.

Inter-Relationships Among Elements of Compensation Packages

There is no significant interplay of the various elements of total compensation between each other. If options that are granted in one year become under water, the amount of the bonus amount or compensation to be paid the executive officer for the next year is generally not impacted. Similarly, if options become extremely valuable, the amount of compensation or bonus to be award for the next year is not affected. While the Compensation Committee has discretion to make exceptions to any compensation or bonus payouts under existing plans, it has not approved any exceptions to the plans with regard to any executive officers.

Other Information

The input from the Company’s Chief Executive Officer is carefully considered by the Compensation Committee regarding the criteria to be used to determine base salary, annual bonuses and other benefits for executive officers other than the Chief Executive Officer. Although input from the Chief Executive Officer is considered by the Compensation Committee and the Board, it is not given disproportionate weight. The Compensation Committee and the Board have the final authority on compensation matters.

Compensation Committee Report

The Compensation Committee members have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Compensation Committee Warren L. Serenbetz, Jr., Chairman William Shea Robert Workman

Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that incorporate future filings, the foregoing Compensation Committee Report shall be deemed “furnished” but not “filed” nor shall it be incorporated by reference into any such filings.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the total compensation awarded to, earned by, or paid during 2006, 2005 and 2004 to our Chief Executive Officer, our Chief Financial Officer, and our three other most highly compensated executive officers whose total compensation for 2006 exceeded $100,000:

Summary Compensation Table

------------------------ ------ ----------- ----------- --------- --------- -------------- -------------- -------------- ---------
                                                                                             Change in
                                                                                              Pension
                                                                                               Value
                                                                                                and
                                                                              Non-Equity    Nonqualified
                                                                              Incentive       Deferred
                                                          Stock    Option       Plan        Compensation    All Other
  Name And Principal              Salary       Bonus     Awards    Awards    Compensation     Earnings     Compensation    Total
       Position           Year      ($)         ($)        ($)       ($)         ($)            ($)             ($)         ($)
------------------------ ------ ----------- ----------- --------- --------- -------------- -------------- -------------- ---------
Martin Tuchman            2006   1,039,464   7,599,000       0            0          0              0         128,335    8,766,799
    Chairman of the       2005     989,966   1,810,550       0            0          0              0         102,145    2,902,661
    Board of Directors,   2004     942,826   2,617,492       0            0          0              0         132,209    3,692,527
    Chief Executive
    Officer, President
    and Chief Operating
    Officer

Arthur L. Burns           2006     400,000     300,000       0            0          0              0          72,884     772,884
    Executive Vice        2005     393,750     300,000       0      852,609          0              0         819,771    4,298,228
    President and         2004     375,000     225,000       0    1,156,345(a)       0              0         106,741    2,800,506
    General Counsel

James F. Walsh            2006     325,000     300,000       0            0          0              0          89,782     783,532
    Executive Vice        2005     315,000     275,000       0      145,813          0              0         211,265     947,078
    President and Chief   2004     275,000     265,551       0      421,214(a)       0              0         127,747   1,089,512
    Financial Officer

Richard W. Gross          2006     325,000     175,000       0(b)         0          0              0          43,214     543,214
     Executive Vice       2005     315,000     175,000       0(b)   568,406          0              0         514,688     992,432
     President and        2004     300,000     260,551       0      770,823(a)       0              0          17,021   1,348,395
     Chief Operating
     Officer, Interpool
     Limited

Herbert Mertz             2006     300,000     200,000       0(b)         0          0              0          33,939     533,939
    Executive Vice        2005     288,975     200,000       0(b)   472,488          0              0          30,969     992,432
    President and         2004     276,076     175,000       0            0          0              0          27,447     478,523
    Chief Operating
    Officer, Trac
    Lease, Inc.
(a)	Includes the value of stock appreciation rights that were cancelled in 2005 as described elsewhere herein.

(b)	Does not include previous awards under the former Deferred Bonus Plan which became vested during the period shown.

Narrative to Summary Compensation Table

Base Salary

During 2006, our Chief Executive Officer and our other named executive officers were employed pursuant to employment agreements with us. Each employment agreement sets forth, among other things, the executive’s base salary for the initial year of the agreement and provides for annual increases in the base salary as determined by the Compensation Committee or the Board, provided that the executive’s base salary for any year may not be less than his base salary for the preceding year. The Chief Executive Officer’s base salary under his employment agreement increases by a minimum of 5% each year. For descriptions of these employment agreements, see “Employment Agreements” below. The salary amounts shown in the Summary Compensation Table represent these executives’ base salaries under their employment agreements.

Bonus

For 2006, each of our named executive officers was awarded a cash bonus in accordance with the terms of his employment agreement, which provides for either a guaranteed bonus or a targeted bonus, and, in the case of our Chief Executive Officer, a bonus plan for the Chief Executive Officer. The named executive officers other than the Chief Executive Officer also received discretionary cash bonuses. The bonus amounts shown in the table above were earned with respect to the year indicated and paid either in the year indicated or in the following year.

           Chief Executive Officer Bonus

As described below, Mr. Tuchman is entitled, under the terms of his employment agreement and under a bonus plan approved by our Compensation Committee in 2000, to receive a performance bonus each year based upon several factors, including the amount of any increase in our net income over the previous year’s net income and, if applicable, for any increase over the highest net income previously reported by the Company. Mr. Tuchman received bonuses for 2006, 2005 and 2004 in amounts totaling $7,599,000, $1,810,550, and $406,467, respectively.

Under his employment agreement, Mr. Tuchman is entitled to receive a bonus for each year in an amount equal to 2% of any increase in net income over that of the preceding year. Because our net income for 2006 exceeded that of 2005 by $75,453,000, Mr. Tuchman received a bonus of $1,511,000 under this provision.

In addition, the bonus plan approved by the Compensation Committee in 2000 establishes three additional measures of incentive bonus performance for Mr. Tuchman: (1) increase in net income over the highest previous year; (2) increase in stock price; and (3) maintaining an investment grade debt rating.

Increase in Net Income: To the extent that our net income exceeds that of the highest previous year, a bonus equal to 10% of the increase is to be paid to Mr. Tuchman. Because our 2006 net income exceeded the highest previous year by $59,770,000, Mr. Tuchman received a bonus for 2006 in respect of this performance measure in the amount of $5,977,000. No bonus was paid to Mr. Tuchman in respect of this performance measure for 2005 or 2004.

Investment Grade Rating: Mr. Tuchman is entitled to a bonus of $100,000 for each year in which we maintain an investment grade debt rating by either Moody’s or Standard and Poor’s at year-end. No bonus under this performance measure was awarded in 2006, 2005 or 2004.

Increased Stock Price: To the extent our average stock price for a year exceeds the highest average stock price for any prior year, Mr. Tuchman is entitled to receive a bonus in the amount of 1.5% of the increase in our average aggregate market capitalization (the product of the increase in the average stock price times the weighted average of outstanding shares plus the dilutive effect of options). In the event of a Change in Control the share price paid by the acquiring entity will be used to calculate the amount to be paid under this performance measure. Our 2006 average market capitalization, calculated as described, exceeded that of 2005; accordingly, Mr. Tuchman was awarded $111,000 under this performance measure for 2006. Because our 2005 average market capitalization exceeded the previous “high water mark,” a bonus in the amount of $1,810,550 was awarded to Mr. Tuchman for 2005 under this performance measure. Because our 2004 average market capitalization exceeded the previous “high water mark,” a bonus in the amount of $406,467 was awarded to Mr. Tuchman for 2004 under this performance measure.

Mr. Tuchman is also eligible for discretionary bonuses awarded by the Compensation Committee. He did not receive any discretionary bonus for 2006 or 2005. With respect to 2004, because, as noted above, our 2004 net income was lower than our net income in 2003, Mr. Tuchman did not earn a bonus for 2004 under his bonus plan based upon these measures. The Compensation Committee noted, however, that our 2004 net income was adversely affected by a non-cash expense in the amount of $49,222,339 resulting from an increase during the fourth quarter of 2004 in the fair value of our common stock purchase warrants issued in September 2004, and that without this expense our 2004 net income would have been $57,650,843, representing the highest net income ever reported by the Company. It also noted that, when all accounting conditions are met by the Company, the valuation of these warrants would be reclassified to equity without affecting net income, the measurement used to compensate Mr. Tuchman under the plans discussed above. Although this expense was required by generally accepted accounting principles, the members of the Compensation Committee concluded that Mr. Tuchman should receive a discretionary bonus reflecting Interpool’s profitable operations and other accomplishments during 2004, notwithstanding the adverse effect on net income of the non-cash expense relating to the warrants. Accordingly, the Compensation Committee agreed to pay Mr. Tuchman a discretionary bonus for 2004 in the amount of $1,861,025, which represented the amount of the additional bonuses to which Mr. Tuchman would have been entitled under the terms of his employment agreement and under his bonus plan if our 2004 net income had not been adversely affected by the warrant expense. This discretionary bonus, together with a bonus in the amount of $406,467 which Mr. Tuchman earned for 2004 under the terms of the bonus plan based upon increases in the market price of Interpool’s common stock during 2004, was paid to Mr. Tuchman in cash during the first quarter of 2005. The Compensation Committee and Mr. Tuchman also agreed that Mr. Tuchman’s eligibility in 2005 and thereafter for bonuses based on any future increases in our net income would be measured against adjusted net income for 2004 of $57,650,843. In addition, because no bonus had been paid to Mr. Tuchman for 2003, during 2004 the Compensation Committee awarded Mr. Tuchman an additional discretionary bonus of $350,000 in recognition of Mr. Tuchman’s efforts on the Company’s behalf during 2003 and 2004.

Equity Awards

During 2006, the Compensation Committee did not award any stock option grants pursuant to our 2004 Stock Option Plan.

In 2005, Stock Appreciation Rights ("SARS") were granted to Messrs. Burns, Walsh and Gross pursuant to which the recipient would have been entitled to receive an amount equal to the amount of any appreciation in the value of our common stock value above $14.05 per share, which was the market price of our common stock at the time the SARS had been granted in 2004. The fair value of these SARS at the grant date for Messrs. Burns, Walsh and Gross were $1,156,345, $192,706 and $770,823, respectively. In 2004, these SARS were cancelled and replaced with stock options with a exercise price of $18.77 per share. In connection with the cancellation of the SARS, Messrs. Burns, Walsh and Gross received cash payments during 2005 in the amount of $708,000, $118,000 and $472,000 respectively.

Other Compensation

During 2006, 2005 and 2004, Mr. Tuchman received payment in the amount of $99,940, $76,145 and $108,778, respectively, for vacation that had accrued but had not been taken. In 2006, Mr. Burns and Mr. Gross also received payment in the amount of $23,075 and $17,498, respectively, for accrued but unused vacation. In 2005, Mr. Walsh and Mr. Gross received $4,846 and $19,383, respectively.

During 2006, 2005 and 2004, the Company reimbursed Mr. Burns and Mr. Walsh for living expenses and related taxes in the aggregate amounts of $24,093, $88,516 and $93,006, respectively, for Mr. Burns and $54,283, $55,235 and $105,147, respectively, for Mr. Walsh, pursuant to the terms of their employment agreements.

For 2005, Messrs. Burns, Walsh and Gross received cash payments in the amounts of $708,000, $118,000 and $472,000, respectively, in connection with the termination of their SARS and the grant of replacement stock options, to compensate them for the value of the SARS being terminated.

Other compensation for 2004 for each of Messrs. Walsh, Gross and Mertz included a stock bonus of 25 shares of the Company which had a fair market value on the day it was awarded of $551.

The amounts listed in the table above under “All Other Compensation” for 2006 also include the following items:

------------------ ---------------- ----------------- ----------- -----------
Name                Life Insurance   401(k) Matching    Medical       Auto
                       Premiums       Contributions    Insurance   Allowance

------------------ ---------------- ----------------- ----------- -----------
Martin Tuchman           470              15,000         12,925        (1)
------------------ ---------------- ----------------- ----------- -----------
James F. Walsh           376              15,000         10,523      9,600
------------------ ---------------- ----------------- ----------- -----------
Arthur L. Burns          376              15,000         10,340        ---
------------------ ---------------- ----------------- ----------- -----------
Richard W. Gross         376              15,000         10,340        ---
------------------ ---------------- ----------------- ----------- -----------
Herbert Mertz            376              11,250         15,245      7,068
------------------ ---------------- ------------------------------------------

(1) Mr. Tuchman does not receive an automobile allowance but he has use of a company-provided automobile.

Information Regarding Plan-Based Equity Awards

We grant stock options under our 2004 Stock Option Plan for Executive Officers. Previously, options were granted under our 1993 Stock Option Plan for Executive Officers (the “1993 Plan”). A total of 160,000 options granted under the 1993 Plan and not exercised are still outstanding, but no new options may be granted under the 1993 Plan.

We believe that our long-term interests are best advanced by our stock option plans by aligning the interest of our executive officers with the interests of our shareholders. Options under our 2004 Stock Option Plan are granted at the then-current market price at the time the option is granted. The options have a three-year vesting period and with certain exceptions, expire at the end of ten years from the date of grant, or six months after retirement. Options granted under our 2004 Stock Option Plan are either incentive stock options or non-qualified stock options as defined under the Internal Revenue Code as explained below. Options are granted by our Compensation Committee, which administers the Plans.

The Compensation Committee determines which executives will be awarded options based on a number of criteria including the relative rank of the executive within our company and his or her subjective contributions to the success of the company for the prior year. We believe the options serve to enhance shareholder value by aligning the interest of our executives with those of the shareholders and also by acting to retain our executives through the vesting of the options.

An optionee generally recognizes no taxable income as the result of the grant of a nonqualified stock option. Upon the exercise of a nonqualified stock option, the optionee normally recognizes ordinary income equal to the difference between the stock option exercise price and the fair market value of the shares on the exercise date. Such ordinary income is subject to withholding of income and employment taxes. Upon the sale of stock acquired by the exercise of a nonqualified stock option, any subsequent gain or loss, generally based on the difference between the sale price and the fair market value on the exercise date, will be taxed as capital gain or loss. A capital gain or loss will be long-term if the optionee’s holding period is more than twelve months. We recognize expense for the grant-date fair value of the stock options over the vesting period of the options. We will receive a tax deduction when the tax benefit realized exceeds the compensation amount expensed for financial reporting purposes, except to the extent such deduction is limited by applicable provisions of the Internal Revenue Code. Option grants are accounted for under FAS 123R as described in Note 14 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

A summary of the Company’s stock option activity for the year ended December 31, 2006 for the combined plans was as follows:

                                                                       Weighted-
                                                         Weighted-      Average         Aggregate
                                                          Average      Remaining        Intrinsic
                                                          Exercise     Contractual        Value
                                              Shares       Price       Life (Years)   (in thousands)
                                            ----------- -----------   -------------- ----------------
Outstanding at January 1, 2006               3,178,063     $11.75          3.7               ---

Granted                                         45,000      21.16          9.5               ---
Forfeited or Expired                           (20,000)     21.13          ---               ---
Exercised                                    2,376,563      10.25          1.7           $34,531(a)
                                            ---------------------------------------------------------
Outstanding at December 31, 2006               826,500     $16.33          5.9            $5,809

Vested and expected to vest in the
future at December 31, 2006                    826,500     $16.33          5.9            $5,809

Exercisable at December 31, 2006               711,502     $15.58          5.5            $5,537

Available for grant at December 31, 2006     1,255,000

(a)     Intrinsic value of options exercised during 2005 and 2004 was $9,035 and $7,888, respectively.

A summary of the Company’s stock option activity for non vested options for the year ended December 31, 2006 for the combined plans was as follows:

                                                                       Weighted-
                                                         Weighted-      Average         Aggregate
                                                          Average      Remaining        Intrinsic
                                                          Exercise     Contractual        Value
                                              Shares       Price       Life (Years)   (in thousands)
                                            ----------- -----------   -------------- ----------------
Non Vested Options Outstanding at
January 1, 2006                               165,000      $20.90           ---             ---

Granted                                        45,000       21.16           ---             ---
Forfeited or Expired                          (20,000)      21.13           ---             ---
Vested during period                           75,002       20.85           ---             ---
                                            ---------------------------------------------------------
Outstanding at December 31, 2006              114,998      $20.99           8.8            $272

Outstanding Equity Awards At Fiscal Year End 2006

The following table provides information as of December 31, 2006 regarding stock based awards held by our named executive officers under the Company’s Stock Option Plans and the former Deferred Bonus Plan. There were no other outstanding equity awards held by the named executive officers as of December 31, 2006.

----------------------------------------------------------------------------------------------------------------------------------
                                                     Outstanding Equity Plan Awards
----------------------------------------------------------------------------------------------------------------------------------
                                         Option Awards                                             Stock Awards
----------------------------------------------------------------------------------------------------------------------------------
Name         Number of     Number of       Equity         Option      Option      Number of   Market       Equity      Equity
             Securities    Securities      Incentive      Exercise    Expiration  Shares or   Value of     Incentive   Incentive
             underlying    underlying      Plan Awards:   Price ($)   Date        Units of    Shares or    Plan        Plan
             Unexercised   Unexercised     Number of                              Stock       Units of     Awards:     Awards:
             Options (#)   Options (#)     Securities                             That        Stock        Number of   Market or
             Exercisable   Unexercisable   Underlying                             Have Not    That         unearned    Payout
                                           Unexercised                            Vested      Have Not     Shares,     Value of
                                           Unearned                               (#)         Vested       Units or    Unearned
                                           Options (#)                                        ($)          Other       Shares,
                                                                                              (2)          Rights      Units or
                                                                                                           That        Other
                                                                                                           Have Not    Rights That
                                                                                                           Vested      Have Not
                                                                                                           (#)         Vested
----------- ------------- --------------- -------------- ---------- ------------- ---------- ----------- ------------ --------------
Martin
Tuchman          ---            ---             ---           ---        ---         ---         ---          ---          ---
----------- ------------- --------------- -------------- ---------- ------------- ---------- ----------- ------------ --------------
James F.      25,000            ---             ---         18.77     11/18/2015     ---         ---          ---          ---
Walsh         16,667          8,333             ---         20.38      5/18/2015     ---         ---          ---          ---
----------- ------------- --------------- -------------- ---------- ------------- ---------- ----------- ------------ --------------
Arthur L.
Burns        150,000            ---             ---         18.77     11/18/2015     ---         ---          ---          ---
----------- ------------- --------------- -------------- ---------- ------------- ---------- ----------- ------------ --------------
Richard
Gross        100,000            ---             ---         18.77     11/18/2015     2,314     54,055         ---          ---
----------- ------------- --------------- -------------- ---------- ------------- ---------- ----------- ------------ --------------
Herbert
Mertz            ---         25,000             ---         21.05      7/21/2015       671     15,675          ---         ---
----------- ------------- --------------- -------------- ---------- ------------- ---------- ----------- ------------ --------------
(1)	Reflects unvested stock units pursuant to the Deferred Bonus Plan for the Named Executive Officers. The vesting schedule for these stock units is as follows:

-------------------------------------------------------------------------------------------------------------------------------------
                                      Outstanding Awards Under Deferred Bonus Plan (# of Units)
-------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Total
Name               1/2/08       1/2/09         1/2/10           1/2/11           1/2/12            1/2/13       1/2/14   (# of units)
----------------------------- ------------ ---------------- ---------------- ---------------- ---------------------------------------
       ---          ---            ---              ---              ---              ---           ---         ---
----------------------------- ------------ ---------------- ---------------- ---------------- ---------------------------------------
James F. Walsh       ---          ---            ---              ---              ---              ---           ---         ---
----------------------------- ------------ ---------------- ---------------- ---------------- ---------------------------------------
Arthur L. Burns      ---          ---            ---              ---              ---              ---           ---         ---
----------------------------- ------------ ---------------- ---------------- ---------------- ---------------------------------------
Richard Gross        331          331            331              331              331              331           328         2314
----------------------------- ------------ ---------------- ---------------- ---------------- ---------------------------------------
Herbert Mertz        96           96             96               96               96                96           95          671
----------------------------- ------------ ---------------- ---------------- ---------------- ---------------------------------------
(2)	Market value of unvested units of stock assumes a price of $23.36 per share of our Common Stock as of December 29, 2006 (the last trading date for 2006 on the NYSE).

Option Exercises and Stock Vested For Year Ended December 31, 2006

           The following table provides information with respect to 2006 for our named executive officers regarding options exercised under the Company’s stock option plans and regarding stock awards which became vested and were issued under the Company’s former Deferred Bonus Plan.

------------------------------------------------------------------------------------------------------------------------------------
                                         Option Awards                                      Stock Awards
------------------------------------------------------------------------------------------------------------------------------------

                           Number of Shares              Value Realized        Number of Shares               Value Realized on
Name                  Acquired on Exercise (#)        On Exercise ($)(1)   Acquired on Vesting (#)            Vesting ($)(2)
--------------------------------------------------------------------------------------------------------- --------------------------
Martin Tuchman                 2,280,000                   33,128,400                 ---                            ---
--------------------------------------------------------------------------------------------------------- --------------------------
James F. Walsh                    ---                          ---                    ---                            ---
--------------------------------------------------------------------------------------------------------- --------------------------
Arthur L. Burns                 96,563                      1,403,060                 ---                            ---
--------------------------------------------------------------------------------------------------------- --------------------------
Richard Gross                     ---                          ---                    331                           6,289
--------------------------------------------------------------------------------------------------------- --------------------------
Herbert Mertz                     ---                          ---                    ---                            ---
--------------------------------------------------------------------------------------------------------- --------------------------
(1)	The value realized is the difference between the closing price of the Common Stock of the Company at the time of exercise and the option exercise price (adjusted for stock dividends), times the number of shares acquired on exercise.
(2)	Determined by multiplying the number of shares of common stock that vested by the market value of the underlying stock on the vesting date.

On November 13, 2006, Mr. Tuchman, the Company’s Chairman and Chief Executive Officer, and Mr. Burns, the Company’s Executive Vice President and General Counsel, exercised stock options for 2,280,000 and 96,563 shares, respectively, under the terms of the 1993 Stock Option Plan. The options exercised, which were scheduled to expire in 2008 if not exercised, had an exercise price of $10.25 per share and the market value at the date they were exercised was $24.78 per share.

In order to exercise his options, Mr. Tuchman paid the aggregate exercise price of $23,370,000 by returning 943,099 shares which he previously owned to the Company and had the Company withhold 619,653 shares from the shares being issued in connection with the exercise of the option in order to meet his minimum tax withholdings. Mr. Burns asked that both the aggregate exercise price of $990,000 and his minimum withholdings be satisfied by having 64,742 shares withheld by the Company from the shares being issued in connection with the options being exercised. All share amounts were valued at their fair market value based on the market price of the common stock at the date of exercise. Mr. Tuchman and Mr. Burns continue to own the shares that they acquired upon exercise of the stock options. The 1,627,494 shares delivered to or withheld by the Company in connection with the exercise of these stock options by Messrs. Tuchman and Burns had an aggregate market value of $40,329,000. The exercise resulted in the issuance of 1,660,347 shares to Messrs. Tuchman and 31,791 shares to Mr. Burns.

Post-Termination Compensation

The Company’s five named executive officers have post-termination provisions as part of their employment agreements. Each employment agreement provides that in the event of termination by (1) the Company due to the executive’s death or disability or cause, or (2) by the executive other than for good reason, the executive will be entitled to receive: (a) base salary up to and including the effective date of termination, prorated on a daily basis; (b) payment for any accrued, unused vacation as of the effective date of termination; (c) in the event of termination due to the executive’s death or disability, any performance-based bonus previously earned but not paid; and (d) any other benefits (if any) payable upon the executive’s death or disability.

Further, each agreement (other than Mr. Tuchman’s) provides that, in the event of termination (1) by the Company other than due to the executive’s death or disability or cause, or (2) by the executive for good reason, the executive will also be entitled to receive payment, either as a lump sum or in monthly installments over the severance period, of an amount equal to his base salary for a specified number of months. The base salary is calculated at the rate in effect at the date of such termination. These salary, target bonus and continued medical benefit continuation periods are as follows: Mr. Burns, three years; Mr. Walsh, two years; Mr. Gross, two years; and Mr. Mertz, two years.

In the case of Mr. Tuchman, upon termination, his employment agreement would entitle him to continuation of his salary for the remainder of the seven-year term of his employment agreement and reimbursement of medical expenses for an additional five year period thereafter.

Notwithstanding the provisions described above, if the executive’s employment is terminated by the Company, other than due to the executive’s death or disability or cause, or by the executive for good reason, in either case, upon or within six months following a “change in control,” then (1) all stock options, restricted awards or other types of equity-based compensation then held by the executive that were not previously exercised will become fully vested and exercisable; (2) any performance-based bonus previously earned but unpaid will become fully vested and will be paid as soon as practicable; and (3) the executive shall be entitled to receive a lump sum payment of an amount equal to three times the annual amount of the executive’s base salary, target bonus and medical benefits calculated at the then current rate in the case of Mr. Burns and two years in the case of Messrs. Walsh, Gross and Mertz.

As defined in the employment agreements for our named executive officers, other than Mr. Tuchman, a “Change in Control” will be deemed to have occurred if the event described in any one of the following paragraphs shall have occurred:

(i) any Person is or becomes the Beneficial Owner, directly or indirectly, of securities of the Company (not including in the securities beneficially owned by such Person any securities acquired directly from the Company or its affiliates) representing 50% or more of the combined voting power of the Company’s then outstanding securities, excluding any Person who becomes such a Beneficial Owner in connection with a transaction described in clause (A) of paragraph (iii) below; or

(ii) the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, on the date hereof, constitute the Board and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board or nomination for election by the Company’s stockholders was approved or recommended by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on the date hereof or whose appointment, election or nomination for election was previously so approved or recommended; or

(iii) there is consummated a merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other corporation, other than (A) a merger or consolidation immediately following which the individuals who comprise the Board immediately prior thereto constitute at least a majority of the board of directors of the Company, the entity surviving such merger or consolidation or any parent thereof (or a majority plus one member where such board comprises an odd number of members), or (b) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no Person is or becomes the Beneficial Owner, directly of indirectly, of securities of the Company (not including in the securities Beneficially Owned by such Person any securities acquired directly from the Company or its Affiliates) representing 50% or more of the combined voting power of the Company’s then outstanding securities; or

(iv) there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets, other than a sale or disposition by the Company of all or substantially all of the Company’s assets to an entity, at least 51% of the combined voting power of the voting securities of which are owned by stockholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale, or the stockholders of the Company approve a plan of complete liquidation or dissolution of the Company.

Notwithstanding the foregoing, a “Change in Control” shall not be deemed to have occurred by virtue of the consummation of any transaction or series or integrated transactions immediately following which the record holders of the common stock of the Company immediately prior to such transaction or series of transactions continue to have substantially the same proportionate ownership in an entity which owns all or substantially all of the assets of the Company immediately following such transaction or series of transactions.

The post-severance payments due to the Company’s named executive officers pursuant to the arrangements described above are as follows:

Martin Tuchman

With respect to Mr. Tuchman, potential payments upon termination or change in control under contracts, plans, agreements, or arrangements would be as follows assuming the triggering event had occurred on December 29, 2006.

---------------------------------- ------------------- ---------------------- ------------------------- ------------------ -----------
     Potential Payments upon           Voluntary
Termination or Change in Control      Resignation       By Company For Cause   By Company Without Cause     Disability        Death
---------------------------------- ------------------- ---------------------- ------------------------- ------------------ -----------
Cash Payments(1)                   ---                 ---                    7,640,066                 7,094,347          3,274,314
---------------------------------- ------------------- ---------------------- ------------------------- ------------------ -----------
Accelerated Equity Awards          ---                 ---                    ---                       ---                ---
---------------------------------- ------------------- ---------------------- ------------------------- ------------------ -----------
Continued Perquisites/Benefits     (2)                 ---                    (2)                       (2)                ---
---------------------------------- ------------------- ---------------------- ------------------------- ------------------ -----------
Tax Gross-Ups                      ---                 ---                    ---                       ---                ---
---------------------------------- ------------------- ---------------------- ------------------------- ------------------ -----------
Total                              ---                 ---                    7,640,066                 7,094,349          3,274,314
---------------------------------- ------------------- ---------------------- ------------------------- ------------------ -----------
(1)	Does not include cash bonus payments for the year in question that would accelerate upon a change of control.

(2)	Mr. Tuchman is entitled to reimbursement of medical expenses for the remainder of the then current seven year term and for five years thereafter in connection with termination due to disability or termination without cause by the Company. These amounts cannot be determined until such time as invoices for reimbursement are presented. In the event of voluntary termination by Mr. Tuchman prior to the expiration of the Employment Period no further compensation shall be payable however, Mr. Tuchman shall be entitled to reimbursement of medical expenses for a period of five years.

Arthur L. Burns

With respect to Mr. Burns, potential payments upon termination or change in control under contracts, plans, agreements, or arrangements would be as follows assuming the triggering event had occurred on December 29, 2006.

-----------------------------------------------------------------------------------------------------------------------------------
   Potential Payments                          By Employee                      By Company
  upon Termination or          Voluntary        For Good        By Company        Without       Disability or     Change In Control
   Change in Control           Resignation       Reason          For Cause         Cause           Death                ($)
-----------------------------------------------------------------------------------------------------------------------------------
Cash Payments                   ---              1,623,000         ---            1,623,000        ---              1,623,000
-----------------------------------------------------------------------------------------------------------------------------------
Accelerated Equity Awards       ---                 ---            ---               ---           ---                  ---
-----------------------------------------------------------------------------------------------------------------------------------
Continued Perquisites/Benefits  ---                 32,148         ---               32,148        ---                 32,148
-----------------------------------------------------------------------------------------------------------------------------------
Tax Gross-Ups                   ---                 ---            ---               ---           ---                  ---
-----------------------------------------------------------------------------------------------------------------------------------
Total                           ---              1,655,148         ---            1,655,148        ---              1,655,148
-----------------------------------------------------------------------------------------------------------------------------------

           James F. Walsh

With respect to Mr. Walsh, potential payments upon termination or change in control under contracts, plans, agreements, or arrangements would be as follows assuming the triggering event had occurred on December 29, 2006.

-----------------------------------------------------------------------------------------------------------------------------------
  Potential Payments                            By            By          By                          Change      Non-renewal by
  upon Termination                           Employee      Company     Company                         In          Company-
   or Change in                 Voluntary     For Good        For       Without      Disability or    Control    Following Change
     Control                  Resignation     Reason        Cause       Cause          Death           ($)         of Control
-----------------------------------------------------------------------------------------------------------------------------------
Cash Payments                   ---           1,006,000        ---       1,006,000       ---       1,006,000        503,000
-----------------------------------------------------------------------------------------------------------------------------------
Accelerated Equity Awards       ---              ---           ---          ---          ---          76,170         76,170
-----------------------------------------------------------------------------------------------------------------------------------
Continued Perquisites/Benefits  ---              21,432        ---          21,432       ---          21,432          ---
-----------------------------------------------------------------------------------------------------------------------------------
Tax Gross-Ups                   ---              ---           ---          ---          ---          ---             ---
-----------------------------------------------------------------------------------------------------------------------------------
Total                           ---           1,027,432        ---       1,027,432       ---        1,103,602       579,170
-----------------------------------------------------------------------------------------------------------------------------------

           Richard W. Gross

With respect to Mr. Gross, potential payments upon termination or change in control under contracts, plans, agreements, or arrangements would be as follows assuming the triggering event had occurred on December 29, 2006.

-----------------------------------------------------------------------------------------------------------------------------------
   Potential Payments                           By            By          By                          Change      Non-renewal by
   upon Termination                           Employee      Company     Company                         In          Company-
   or Change in                 Voluntary     For Good        For       Without      Disability or    Control    Following Change
      Control                  Resignation     Reason        Cause       Cause          Death          ($)         of Control
-----------------------------------------------------------------------------------------------------------------------------------
Cash Payments                   ---             996,000        ---         996,000       ---         996,000           498,000
-----------------------------------------------------------------------------------------------------------------------------------
Accelerated Equity Awards       ---              ---           ---          ---          ---       2,336,000         2,336,000
-----------------------------------------------------------------------------------------------------------------------------------
Continued Perquisites/
Benefits                        ---              21,432        ---          21,432       ---          21,432            ---
-----------------------------------------------------------------------------------------------------------------------------------
Tax Gross-Ups                   ---              ---           ---          ---          ---           ---              ---
-----------------------------------------------------------------------------------------------------------------------------------
Total                           ---            1,017,432       ---        1,017,432     [---]        ---          [---]            [---]
-----------------------------------------------------------------------------------------------------------------------------------

           Herbert Mertz

With respect to Mr. Mertz, potential payments upon termination or change in control under contracts, plans, agreements, or arrangements would be as follows assuming the triggering event had occurred on December 29, 2006.

-----------------------------------------------------------------------------------------------------------------------------------
  Potential Payments                            By            By          By                          Change      Non-renewal by
  upon Termination                           Employee      Company     Company                         In          Company-
   or Change in                 Voluntary     For Good        For       Without      Disability or    Control    Following Change
     Control                  Resignation     Reason        Cause       Cause          Death           ($)         of Control
-----------------------------------------------------------------------------------------------------------------------------------
Cash Payments                   ---             944,000        ---         944,000       ---         944,000        472,000
-----------------------------------------------------------------------------------------------------------------------------------
Accelerated Equity Awards       ---              ---           ---           ---         ---         130,743        130,743
-----------------------------------------------------------------------------------------------------------------------------------
Continued Perquisites/Benefits  ---              31,242        ---          31,242       ---          31,242          ---
-----------------------------------------------------------------------------------------------------------------------------------
Tax Gross-Ups                   ---              ---           ---           ---         ---            ---           ---
-----------------------------------------------------------------------------------------------------------------------------------
Total                           ---             [---]          ---          [---]        ---          [---]            [---]
-----------------------------------------------------------------------------------------------------------------------------------

Description of Equity Compensation and Incentive Plans

2004 Stock Option Plan

Our 2004 Stock Option Plan for Key Employees and Directors (the “2004 Stock Option Plan”) was adopted by our Board of Directors on November 3, 2004 and approved by our stockholders at our 2004 Annual Meeting. A total of 1.5 million shares of common stock have been reserved for issuance under the 2004 Stock Option Plan. Options may be granted under the 2004 Stock Option Plan, in the discretion of the Compensation Committee of the Board of Directors, to key employees and directors (whether or not they are employees) of Interpool, Inc. and its subsidiaries. The number of shares that may be the subject of options granted during any calendar year to any one individual cannot exceed 250,000 shares.

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

Options are exercisable by the holder subject to terms fixed by the Compensation Committee. An option will be exercisable immediately upon the occurrence of any of the following (but in no event subsequent to the expiration of the term of an option):

1.	the holder’s retirement on or after attainment of age 65;

2.	the holder’s disability or death; or

3.	special circumstances or events as the Compensation Committee determines merits special consideration.

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

As of December 31, 2006, a total of 350,000 options, 316,667 of which are exercisable, were held by 5 persons under the 2004 Stock Option Plan.

Previously, we maintained a 1993 Stock Option Plan for Executive Officers and Directors (the “1993 Stock Option Plan”), which is discussed below.

1993 Stock Option Plan

No options may be granted under the 1993 Stock Option Plan which expired in March 2003. Our 1993 Stock Option Plan for Executive Officers and Directors was adopted by our Board of Directors and approved by the stockholders in March 1993. A total of 6,000,000 shares of common stock were reserved for issuance under the 1993 Stock Option Plan. Options could have been granted under the 1993 Stock Option Plan to executive officers and Directors of Interpool or a subsidiary (including any executive consultant of Interpool and its subsidiaries), whether or not they were employees. As of December 31, 2006, 286,500 options were issued and outstanding under the 1993 Stock Option Plan, all of which are exercisable by 13 persons.

Effective January 1, 2004 the Compensation Committee began to administer the 1993 Stock Option Plan which had previously been administered by a Stock Option Committee.

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

Options are exercisable by the holder subject to terms fixed by the Compensation Committee. No option can be exercised until at least six months after the date of grant. However, an option will be exercisable immediately upon the occurrence of any of the following (but in no event during the six-month period following the date of grant or subsequent to the expiration of the term of an option):

1.	the holder’s retirement on or after attainment of age 65;

2.	the holder’s disability or death; or

3.	special circumstances or events as the Compensation Committee determines merits special consideration.

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

In November 2006, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register a total of 4,458,063 shares of common stock, $0.001 par value per share, of the Company (plus any additional shares of common stock that may be issued pursuant to the adjustment provisions of the Company’s stock option plans) that may be issued under the Company’s 2004 Stock Option Plan for Key Employees and Directors, the 2004 Nonqualified Stock Option Plan for Non-Employee, Non-Officer Directors, the 1993 Stock Option Plan for Executive Officers and Directors and the 1993 Stock Option Plan for Non-Employee, Non-Consultant Directors and 45,512 shares of common stock issued or issuable pursuant to awards granted under the Interpool, Inc. Deferred Bonus Plan described below.

401(k) Plan

We maintain a deferred savings plan for employees that is intended to qualify under Section 401(k) of the Internal Revenue Code. All our employees who are based in the United States are eligible to participate in the 401(k) Plan. Each participant may elect to contribute up to 6% of such participant’s compensation on a pre-tax basis for which the Company makes matching contributions equal to 75% of the participant’s contribution. In addition, participants can elect to make additional unmatched contributions to the 401(k) Plan up to an additional 9% of the participant’s compensation. Such salary deferral contributions are 100% vested at all times. Amounts credited to a participant’s account are distributed to the participant at the earliest of (1) the termination of his or her employment with us, (2) a requested withdrawal after age 59 1/2 or upon evidence of disability or (3) a requested withdrawal due to financial hardship. The 401(k) Plan administrator may authorize loans from the 401(k) Plan to participants in a manner which is uniform and nondiscriminatory. Under the Code, salary deferral contributions are not taxable to the employee until the amounts are distributed to the employee, and all matching contributions are tax deductible to us. The 401(k) Plan provides for the making by us of any matching or profit sharing contributions to the 401(k) Plan, in the form of shares of common stock of Interpool.

Deferred Bonus Plan

In November 2002, our Board of Directors approved a Deferred Bonus Plan (the “Deferred Bonus Plan”) under which employees of Interpool and our affiliates who received discretionary year-end bonuses of greater than $50,000 received such bonuses partly in cash and partly in the form of an award of Interpool common stock. Bonus stock awards under this plan vest in equal installments over a five-year period, unless the recipient elected to have the award vest over a ten-year period or the Board of Directors specified another period. The unvested portion of any bonus stock award will vest immediately if a change in control of Interpool occurs, if the employee is terminated without cause, if the employee resigns for a good reason, if the employee dies or becomes permanently disabled, or in any other circumstance deemed appropriate by the Board of Directors. If a recipient resigns voluntarily without a good reason or is terminated for cause, the employee would forfeit any unvested portion of any bonus stock award. The number of shares covered by any bonus stock award was determined based upon a 10% discount from the market price of Interpool common stock at year-end, except that the discount was 30% for any bonus stock awards that vest over ten years. Under the Plan, each employee granted a bonus stock award has the right to require us to purchase from the employee a total number of shares equal to the number covered by the bonus stock award.

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

During the first quarter of 2004, our Chief Executive Officer elected to voluntarily relinquish his entire 2002 bonus, including 60,407 unvested shares of restricted stock.

In September 2004, the Board of Directors terminated the Deferred Bonus Plan. All stock previously issued under the Deferred Bonus Plan will continue to be subject to the terms of the Deferred Bonus Plan. However, future bonuses will not be subject to the terms of the Deferred Bonus Plan.

Additional Equity Compensation Plan Information

The following presents certain equity compensation plan information as of December 31, 2006. This table does not include shares issuable under the Deferred Bonus Plan as outlined in Note 16 to the Consolidated Financial Statements. In September 2004, the Board of Directors terminated the Bonus Plan. All stock previously granted under the Deferred Bonus Plan will continue to be subject to the terms of the Deferred Bonus Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by
security holders	3,178,063	$11.75	1,255,000
Equity compensation plans not approved
by security holders	--	--	--

Total	3,178,063	$11.75	1,255,000

Employment Agreements With Named Executive Officers

Martin Tuchman

We have an employment agreement with Martin Tuchman which currently expires on December 31, 2013, except that on each January 1, the expiration date is automatically extended for an additional year unless we or Mr. Tuchman give written notice of an election not to extend beyond the end of the then current seven-year term. Notice of any election not to extend the expiration date must be delivered not less than six months prior to the next occurring January 1.

As compensation for the services to be rendered under his employment agreement, Mr. Tuchman will be paid an annual base salary of $1,091,438 in 2007. The base salary under the employment agreement increases by a minimum of 5% each year. In addition, under the terms of his employment agreement, Mr. Tuchman is entitled to receive an annual bonus equal to 2% of the amount of any increase in our net income during the year from our net income during the preceding year. As described above, Mr. Tuchman is also eligible to receive bonuses under a bonus plan for the Chief Executive Officer adopted by our Compensation Committee in 2000. Mr. Tuchman may also be entitled to receive discretionary bonuses as determined by our Compensation Committee.

Mr. Tuchman’s employment agreement (1) includes a non-competition provision; (2) provides that, in the event of Mr. Tuchman's death, Mr. Tuchman's base salary will continue to be paid to his beneficiary for two additional years and, in the event of termination of Mr. Tuchman without cause, Mr. Tuchman will continue to receive his base salary for the entire remaining term then in effect under the employment agreement; (3) provides for reimbursement to Mr. Tuchman, for both the employee and his spouse, of all health related costs and expenses that are not advanced or reimbursed to Mr. Tuchman pursuant to our medical and dental insurance plans, which additional reimbursement continues for a period of five years after expiration of the employment agreement and (4) entitles Mr. Tuchman to the use of a Company-provided automobile.

Arthur L. Burns

We have an employment agreement with Arthur L. Burns, Executive Vice President, General Counsel and Director of the Company. Mr. Burns’s employment agreement with the Company became effective on July 1, 2004 and currently expires on October 16, 2009, except that on October 17, 2009 and on each three year anniversary of such date, the term shall be automatically extended for an additional three year period, unless the Company or Mr. Burns gives written notice of intention not to renew at least 180 days prior to the expiration of the then-current term. During 2007, Mr. Burns will be paid an annual base salary of $416,000, will be eligible to participate in all Company fringe benefits programs, and will be entitled to receive a target bonus in the amount of $125,000 upon the successful completion of performance objectives as determined from time to time. Additional discretionary bonuses may be paid in such amounts as shall be determined at the sole discretion of the Compensation Committee. On each January 1, Mr. Burns’s salary and target bonus shall be either maintained or adjusted upwards as determined in the sole discretion of the Compensation Committee. In addition, Mr. Burns is entitled to be reimbursed for up to $100,000 in transition expenses and related taxes incurred after June 30, 2005 should he elect not to sell his residence in Massachusetts and relocate permanently to New York. In the event that the Company terminates the employment agreement during the term for any reason other than cause or disability or elects not to renew Mr. Burns’s employment agreement or if Mr. Burns terminates the employment agreement for “good reason” (which, as defined in his employment agreement, would include a change of control of the Company), Mr. Burns will be entitled to receive severance (either in a lump sum or in monthly installments, as he may elect) in an amount equal to three years of his then-current base salary and target bonus, as well as continued paid participation for three years in all health, life and disability insurance programs offered by the Company to all employees. In the event of a change of control, the obligations of the Company under the employment agreement, including severance obligations, shall expire no earlier than 36 months following the change of control. If a change of control occurs, Mr. Burns’ unvested options will vest immediately. Upon the termination of the employment agreement and payment of the severance payment, Mr. Burns has agreed not to compete with the Company, directly or indirectly, for a period of one year

In 2004, the Company granted Mr. Burns stock appreciation rights to 150,000 shares of common stock at a price of $14.05 per share, pursuant to which Mr. Burns would have been entitled to receive an amount equal to any appreciation in the Company’s common stock market value. The stock appreciation rights vested as of January 15, 2005. In November 2005 the Company exercised its right to substitute common stock options under the same terms and conditions of the stock appreciation rights and agreed to pay Mr. Burns an amount equal to the difference between the common stock closing price on November 18, 2005 and the grant price of the stock appreciation rights. The common stock options are exercisable by Mr. Burns at any time prior to the expiration of the earlier of 10 days following the termination of Mr. Burns (except that the ten day period shall not apply in the event of a termination by the Company without cause, executive disability or termination by Mr. Burns for good reason) or June 30, 2014. .

James F. Walsh

We have an employment agreement with James F. Walsh, Executive Vice President and Chief Financial Officer of the Company. Mr. Walsh’s employment agreement with the Company became effective on July 1, 2004, was amended in July 2005, and currently expires on November 16, 2007, except that the term is automatically extended for additional one year periods unless either the Company or Mr. Walsh gives written notice of intention not to renew 180 days prior to the expiration of the then-current term. During 2007, Mr. Walsh will be paid an annual base salary of $338,000, will be eligible to participate in all Company related fringe benefit programs, and will be entitled to receive a target bonus in the amount of $165,000 upon the successful completion of performance objectives as determined from time to time. Additional discretionary bonuses may be paid in such amounts as shall be determined at the sole discretion of the Compensation Committee. On each subsequent January 1, Mr. Walsh’s salary and target bonus shall either be maintained or adjusted upwards as determined in the sole discretion of the Compensation Committee. In addition, Mr. Walsh is reimbursed for all commuting expenses from his home in Richmond, Virginia and living expenses in the Princeton, New Jersey area, along with related taxes. In the event that the employment agreement is terminated during the term either by the Company for any reason other than cause or disability or by Mr. Walsh for good reason, Mr. Walsh will be entitled to severance (either in a lump sum or in monthly installments, as he may elect) in an amount equal to two years of his then-current salary and target bonus, as well as continued paid participation in all Company health, disability and life insurance programs for two years. In the event of a change of control, the obligations of the Company under the employment agreement, including severance obligations, shall expire no earlier than two years following the change of control. If the Company does not renew Mr. Walsh’s employment agreement following a change in control, Mr. Walsh is entitled to a severance payment equal to his then current base salary and target bonus. Upon the termination of the employment agreement and payment of the severance payment, Mr. Walsh has agreed not to compete with the Company, directly or indirectly, for a period of one year.

In 2004, the Company granted Mr. Walsh stock appreciation rights to 25,000 shares of common stock at a price of $14.05 per share, pursuant to which Mr. Walsh would have been entitled to receive an amount equal to any appreciation in the Company’s common stock market value. In November 2005 the Company exercised its right to substitute common stock options under the same terms and conditions of the stock appreciation rights and agreed to pay Mr. Walsh an amount equal to the difference between the common stock closing price on November 18, 2005 and the grant price of the stock appreciation rights. The common stock options, are vested, and are exercisable by Mr. Walsh at any time prior to the expiration of the earlier of 10 days following the termination of Mr. Walsh (except that the ten day period shall not apply in the event of a termination by the Company without cause, executive disability or termination by Mr. Walsh for good reason) or June 30, 2014.

In May 2005, the Company granted Mr. Walsh 25,000 common stock options pursuant to the Company's 2004 Stock Option Plan for Executive Officers, vesting in installments through 2007.

Richard W. Gross

We have an employment agreement with Richard W. Gross, Executive Vice President of the Company and Chief Operating Officer of Interpool Limited. Mr. Gross’s employment agreement with the Company became effective on July 1, 2004 and currently expires on October 14, 2007, except that the term is automatically extended for additional one year periods unless either the Company or Mr. Gross gives written notice of intention not to renew 180 days prior to the expiration of the then-current term. During 2007, Mr. Gross will be paid an annual base salary of $338,000, will be eligible to participate in all Company related fringe benefit programs, and will be entitled to receive a target bonus in the amount of $160,000 upon the successful completion of performance objectives as determined from time to time. Additional discretionary bonuses may be paid in such amounts as shall be determined at the sole discretion of the Compensation Committee. On each subsequent January 1, Mr. Gross’s salary and target bonus shall either be maintained or adjusted upwards in the sole discretion of the Compensation Committee. In the event that the employment agreement is terminated during the term by either the Company for any reason other than cause or disability or by Mr. Gross for good reason, Mr. Gross will be entitled to severance (either in a lump sum or in monthly installments, as he may elect) in an amount equal to two years of his then current salary and target bonus, as well as continued paid participation in all Company health, disability and life insurance programs for two years. In the event of a change of control, the obligations of the Company under the employment agreement, including severance obligations, shall expire no earlier than two years following the change of control. If the Company does not renew Mr. Gross’s employment agreement following a change in control, Mr. Gross is entitled to a severance payment equal to his then current salary and target bonus. Upon the termination of the employment agreement and payment of the severance payment, Mr. Gross has agreed not to compete with the Company, directly or indirectly, for a period of one year.

In 2004, the Company granted Mr. Gross stock appreciation rights to 100,000 shares of common stock at a price of $14.05 per share, pursuant to which Mr. Gross would have been entitled to receive an amount equal to any appreciation in the Company’s common stock market value. The stock appreciation rights vested as of October 15, 2005. In November 2005 the Company exercised its right to substitute common stock options under the same terms and conditions of the stock appreciation rights and agreed to pay Mr. Gross an amount equal to the difference between the common stock closing price on November 18, 2005 and the grant price of the stock appreciation rights. The common stock options are exercisable by Mr. Gross at any time prior to the expiration of the earlier of 10 days following the termination of Mr. Gross (except that the ten day period shall not apply in the event of a termination by the Company without cause, executive disability or termination by Mr. Gross for good reason) or June 30, 2014.

Herbert Mertz

We have an employment agreement with Herbert Mertz, Executive Vice President of the Company and Chief Operating Officer of Trac Lease. Mr. Mertz’ employment agreement became effective on January 1, 2005, was amended in July 2005 and currently expires on December 31, 2007, except that the term is automatically extended for additional one year periods unless either the Company or Mr. Mertz gives written notice of intention not to renew 180 days prior to the expiration of the then-current term. During 2007, Mr. Mertz will be paid an annual base salary of $312,000, will be eligible to participate in all Company related fringe benefit programs and will be entitled to receive a target bonus in the amount of $160,000 upon the successful completion of performance objectives. Additional discretionary bonuses may be paid in such amounts as shall be determined at the sole discretion of the Compensation Committee. On each subsequent anniversary date, Mr. Mertz’s salary and target bonus shall either be maintained or adjusted upwards in the sole discretion of the Compensation Committee. In the event that the employment agreement is terminated during the term either by the Company for any reason other than cause death, or disability or by Mr. Mertz for good reason, Mr. Mertz will be entitled to severance (either in a lump sum or in monthly installments, as he may elect) in an amount equal to two years of his then current salary and target bonus, as well as continued paid participation in all Company health, disability and life insurance programs for two years. In the event of a change of control, the obligations of the Company under the employment agreement, including severance obligations, shall expire no earlier than two years following the change of control. If the Company does not renew Mr. Mertz’s employment agreement upon its expiration, Mr. Mertz is entitled to a severance payment equal to his then current base salary and target bonus. Upon the termination of the employment agreement and payment of the severance payment, Mr. Mertz has agreed not to compete with the Company, directly or indirectly, for a period of two years.

In July 2005, the Company granted Mr. Mertz 50,000 common stock options, pursuant to the Company’s 2004 Stock Option Plan for Executive Officers, vesting in installments through 2007.

COMPENSATION OF DIRECTORS

The following table shows the compensation paid to our directors who are not executive officers during 2006. Directors who were executive officers did not receive any director fees or additional compensation for serving as directors.

-------------------------------------------------------------------------------------------------------------------------------------
Name                        Fees and      Stock awards      Option          Non-equity     Change in pension    All other   Total ($)
                            Expenses           ($)       awards ($)(2)    incentive plan       value and      compen-sation
                            earned or                                     compensation ($)    nonqualified        ($)
                            paid in                                                            deferred
                            cash ($)(1)                                                      compensation
                                                                                               earnings
-------------------------------------------------------------------------------------------------------------------------------------
Clifton H.W. Maloney          85,050           ---           45,178            ---                ---               ---      130,228
-------------------------------------------------------------------------------------------------------------------------------------
Joseph J. Whalen              57,900           ---           45,178            ---                ---               ---      103,078
-------------------------------------------------------------------------------------------------------------------------------------
Peter D. Halstead             57,150           ---           45,178(3)         ---                ---               ---      102,328
-------------------------------------------------------------------------------------------------------------------------------------
Michael S. Mathews            76,900           ---           45,178            ---                ---               ---      122,078
-------------------------------------------------------------------------------------------------------------------------------------
William J. Shea, Jr.          48,250           ---           45,178            ---                ---               ---       93,428
-------------------------------------------------------------------------------------------------------------------------------------
Warren L. Serenbetz, Jr.      56,750           ---           45,178            ---                ---               ---      101,928
-------------------------------------------------------------------------------------------------------------------------------------
Robert L. Workman             48,983           ---          135,533            ---                ---               ---      184,516
-------------------------------------------------------------------------------------------------------------------------------------
(1)	Amounts shown are entirely attributable to fees for annual retainers and attendance at Board meetings and Board committee meetings as described in the “Director Compensation” narrative and expense reimbursement.

(2)	Each of Messrs. Maloney, Whalen, Halstead, Mathews, Shea and Serenbetz received automatic stock option grants of 5,000 options on June 22, 2006 according to the Company’s 2004 Nonqualified Stock Option Plan for Non-Employee, Non-Officer Directors. Mr. Workman received a grant of 15,000 options under the same plan upon his election to the board of directors at the 2006 Annual Meeting.

(3)	Mr. Halstead retired from the Board on October 26, 2006 and accordingly, the options granted to him during 2006 lapsed.

Each member of the Board of Directors who is not an officer or executive consultant receives an annual service fee of $25,000 for serving on the Board plus $2,000 and reimbursement of expenses for each Board of Directors’ meeting attended and $1,000 for each Audit, Compensation and Corporate Governance Committee meeting attended. The members of the Special Committee receive $2,000 for each meeting attended. The chairman of each committee also receives an additional $500 for each attended committee meeting. Additional compensation may be paid for participation in other meetings.

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

Stock Option Plans for Outside Directors

2004 Directors Plan

Our 2004 Nonqualified Stock Option Plan for Non-Employee, Non-Officer Directors (the “2004 Directors Plan”) was adopted by our Board of Directors on November 3, 2004 and approved by our stockholders at our 2004 Annual Meeting. A total of 250,000 shares of common stock have been reserved for issuance under the 2004 Directors Plan. The exercise price per share is the fair market value of our common stock on the grant date. The options granted pursuant to the 2004 Directors Plan may be exercised at the rate of one-third of the shares on the first anniversary of the options’ grant date, one-third of the shares on the second anniversary of the options’ grant date and one-third of the shares on the third anniversary of the options’ grant date, subject to applicable, holding periods required under rules of the Securities and Exchange Commission. Options granted pursuant to the 2004 Directors Plan expire ten years from their grant date. In the event of disability or death of a director, the option must be exercised prior to the expiration of the term of the option and within six months of the option holder’s disability or within twelve months of the option holder’s death. In the event of resignation of a director, the option must be exercised within ten days of the date of resignation.

The 2004 Directors Plan provides for the automatic grant of nonqualified options to non-employee non-officer directors. Under the 2004 Directors Plan, each person who becomes a non-employee, non-officer director automatically receives a grant of options for 15,000 shares on the first business day after becoming a director. The 2004 Directors Plan also provides for additional automatic grants of options for 5,000 shares on an annual basis to each continuing director, other than an employee or officer, on the first business day following each future annual meeting, which commenced with the annual meeting held in 2005.

Under the 2004 Directors Plan, a holder may pay the exercise price in cash, by check, by delivery to us of shares of common stock already owned by the holder for at least six months, by a cashless method through a registered broker-dealer or by such other method as the Board of Directors may permit from time to time.

The 2004 Directors Plan is administered by the Board of Directors. Options granted under the 2004 Directors Plan are not transferable except by will or the laws of descent and distribution. However, the Board of Directors may, in its discretion, authorize a transfer of any option, by the initial holder to (i) the family members of the initial holder, (ii) a trust or trusts for the exclusive benefit of such family members, (iii) a company or partnership in which such family members and/or the initial holder are the only shareholders or partners, or (iv) such other persons or entities which the Board of Directors may permit; provided, however, that subsequent transfers of such Option shall be prohibited except by will or the laws of descent and distribution. If an option holder terminates service as a director of Interpool or a subsidiary while holding an unexercised option, the option holder will have until the end of the tenth business day following his termination of service to exercise the option.

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

As of December 31, 2006, a total of 145,000 options, 63,335 of which are exercisable, were held by 7 persons under the 2004 Directors Plan.

Previously, we maintained the 1993 Non-Qualified Stock Option Plan for Non-Employee, Non-Consultant Directors, which is discussed below.

1993 Directors Plan

Our Non-Qualified Stock Option Plan for Non-Employee, Non-Consultant Directors expired in March 2003. The 1993 Directors Plan provided for the automatic grant of 15,000 non-qualified options to non-employee, non-consultant directors at the time the director first joined the Board. The 1993 Directors Plan authorized grants of options up to an aggregate of 150,000 shares of common stock. The exercise price per share was the fair market value of our common stock on the grant date. The options granted pursuant to the 1993 Directors Plan may be exercised at the rate of one-third of the shares on the first anniversary of the options’ grant date, one-third of the shares on the second anniversary of the options’ grant date and one-third of the shares on the third anniversary of the options’ grant date, subject to applicable holding periods required under rules of the Securities and Exchange Commission. Options granted pursuant to the 1993 Directors Plan expire ten years from their grant date except that in the event of the death of a director, the option must be exercised within six months of the date of death or, in the event of resignation of a director, the option must be exercised within ten days of the date of resignation.

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

As of December 31, 2006, a total of 45,000 options were issued and outstanding under the 1993 Directors Plan. These options were held by three directors and all are exercisable.

Rule 10b5-1 Trading Plans

In March 2005, Mr. Tuchman, our Chief Executive Officer, adopted a personal trading plan as part of a long-term strategy for asset diversification and liquidity, in accordance with the Securities and Exchange Commission’s Rule 10b5-1. Under the plan, up to 153,000 shares of common stock owned by Mr. Tuchman were eligible for sale systematically at market prices on sale dates beginning April 18, 2005 in daily amounts predetermined by the plan. Under the plan, which terminated on April 20, 2006, Mr. Tuchman sold an aggregate of 72,200 shares.

Rule 10b5-1 allows officers and directors, at a time when they are not in possession of material non-public information, to adopt written plans to sell shares on a regular basis under pre-arranged terms, regardless of any subsequent non-public information they may receive. Sales of shares by Mr. Tuchman pursuant to the terms of the plan have been disclosed publicly through Form 144 and Form 4 filings with the Securities and Exchange Commission.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of the Company’s common stock as of April 18, 2007 by certain beneficial owners, each of the Company’s directors, certain executive officers and all executive officers and directors as a group.

                                                                              Options
                                                                             Exercisable         Percentage
                                                      Number of                Within                of
Name of Beneficial Owner                              Shares (1)              60 Days             Class (1)
------------------------                              -----------           --------------    ----------------
Officers and Directors:
Martin Tuchman (2)(3)                                   7,684,657                   0                26.12%
Arthur L. Burns                                           295,266             150,000                 1%
Warren L. Serenbetz, Jr. (4)(5)(6)(9)                     485,393              11,667                 1.65%
Clifton H. W. Maloney                                      26,667              26,667                 *
Joseph J. Whalen                                           49,167              49,167                 *
William J. Shea, Jr.                                       11,667              11,667                 *
Michael S. Mathews                                         11,667              11,667                 *
Robert Workman                                              1,200                   0                 *
William A. Geoghan (7)                                      9,556               7,500                 *
Herbert Mertz  (7)                                          2,063                   0                 *
Richard W. Gross (7)                                      102,995             100,000                 *
Brian Tracey                                                2,652                   0                 *
James F. Walsh (7)                                         41,672              41,667                 *
Christopher N. Fermanis (7)                                 2,948                   0                 *
Allen M. Olinger                                                0                   0                 *
Executive officers and directors as a
group (15 persons, as of April 18, 2007)                8,727,570             410,002                29.25%
Other Stockholders:
Hickory Enterprises, L.P. (8)                           4,472,663                   0                15.20%
    c/o Interpool, Inc.
    211 College Road East
    Princeton, NJ 08540
Raoul J. Witteveen(17)(18)                              4,151,548                   0                14.12%
    Surinamestaat 37
    2585 CH The Hague
    The Netherlands
Warren L. Serenbetz (4)(5)(6)(10)                         452,942                   0                 1.54%
    c/o Interpool, Inc.
    211 College Road East
    Princeton, NJ 08540
Paul H. Serenbetz (4)(5)                                  291,756                   0                 *
    c/o Interpool, Inc.
    211 College Road East
    Princeton, NJ 08540
Stuart W. Serenbetz (4)(5)                                292,096                   0                 *
    c/o Interpool, Inc.
    211 College Road East
    Princeton, NJ 08540
Clay R. Serenbetz(4) (5)                                  292,646                   0                 *
    c/o Interpool, Inc.
    211 College Road East
    Princeton, NJ 08540
The Chartres Limited Partnership (11)                      90,000                   0                 *
   c/o Interpool, Inc.
   633 Third Avenue
   New York, NY 10017
Dimensional Fund Advisors Inc. (12)                     2,417,460                   0                 8.48%
   1299 Ocean Avenue
   Santa Monica, CA  90401
Goldman, Sachs & Co. (13)(14)                           1,651,805                   0                 5.50%
   85 Broad Street
   New York, NY  10004
Greywolf Capital Partners II L.P.(13)(15)                 802,967                   0                 2.70%
   411 West Putnam Avenue
   Greenwich, CT  06830
Greywolf Capital Overseas Fund (13)(15)                 1,022,216                   0                 3.40%
   6 Front Street
   Hamilton HM11 Bermuda
Greywolf High Yield Master Fund (13)(15)                  547,650                   0                 1.80%
   6 Front Street
   Hamilton HM11 Bermuda
Mariner Investment Group, Inc. (13)(16)                 2,481,522                   0                 8.08%
   500 Mamaroneck Avenue
   Harrison, N.Y.  10528

Other Stockholders as a group                          18,967,271                   0                60.82%
*Less than 1%

_________________

(1)	Includes shares subject to options which are exercisable within 60 days. The percentage of class is calculated on the basis of an assumption that only the named individual exercised all of his options. Does not include the following options not exercisable within 60 days: Herbert Mertz; 25,000; James Walsh, 8,333; Joseph J. Whalen, 13,333; Clifton H. W. Maloney, 13,333; Michael S. Mathews, 13,333; William J. Shea, Jr., 13,333; Warren L. Serenbetz, Jr., 13,333 and Robert L. Workman, 15,000. Does not include shares which could be issued upon conversion in connection with holdings of the Company’s 9.25% Convertible Redeemable Subordinated Debentures with a conversion price of $25.00 per share. Conversion of the holdings of the Debentures would result in a share issuance as follows: Martin Tuchman 80,000 shares; Warren L. Serenbetz and related entities and family members 106,906 shares; Arthur Burns 9,600 shares; Joseph Whalen 8,000 shares; Clifton Maloney 2,000 shares; Richard W. Gross 8,000 shares; and Herbert Mertz 2,400 shares.

(2)	The business address of Mr. Tuchman is 211 College Road East, Princeton, New Jersey 08540.

(3)	Includes 7,429,653 shares directly held by Mr. Tuchman; 8,668 shares held by a pension plan f/b/o Mr. Tuchman; 46,619 shares held by a revocable grantor trust of which Mr. Tuchman is the grantor and trustee and Mr. Tuchman’s brother is the beneficiary; 7,000 shares held by the Tuchman Foundation; 5,799 shares representing Mr. Tuchman’s 51.3% interest in shares held by Kingstone Capital Group, LLC, a New Jersey limited liability company; 1,500 shares held by a pension plan f/b/o Mr. Tuchman’s wife; 182,381 shares held by Princeton International Properties, Inc., a New Jersey corporation owned by Mr. Tuchman and his wife; and 3,037 shares held by Mr. Tuchman’s wife.

(4)	Does not include Mr. Serenbetz’s interest in shares held by Hickory described in footnote (8) below.

(5)	Each of Warren L. Serenbetz, Jr., Paul H. Serenbetz, Stuart W. Serenbetz and Clay R. Serenbetz is a son of Warren L. Serenbetz. None of Mr. Serenbetz’s sons are minors.

(6)	At the stockholder meeting on December 15, 2004, Warren L. Serenbetz, Jr. was elected to the Board of Directors. Warren L. Serenbetz, who previously served as a director, did not stand for re-election to the board.

(7)	Includes indirect beneficial ownership of shares held by immediate family members.

(8)	In 1994, Hickory Enterprises, L.P., a Delaware limited partnership (“Hickory”) was formed. Warren L. Serenbetz contributed shares of the Company’s common stock in exchange for a limited partnership interest in Hickory. Each of Warren L. Serenbetz, Jr., Stuart W. Serenbetz, Paul H. Serenbetz and Clay R. Serenbetz contributed shares of the Company’s common stock in exchange for a general partnership and limited partnership interest in Hickory. Each of the four general partners in Hickory has one vote in matters before Hickory. Warren L. Serenbetz, as solely a limited partner, does not have any voting rights or rights to participate in the management or operations of Hickory.

(9)	Includes 182,380 shares held by the Radcliff Group, Inc. and 1,200 shares owned by family members.

(10)	The Warren L. Serenbetz Revocable Trust, of which Warren L. Serenbetz is the trustee, is the record owner of these shares of the Company’s common stock. The beneficiaries of the Warren L. Serenbetz Revocable Trust are members of the immediate family of Warren L. Serenbetz.

(11)	On February 1, 1995, Arthur L. Burns entered into an Agreement of Limited Partnership pursuant to which Mr. Burns contributed 90,000 shares of restricted common stock to The Chartres Limited Partnership (“Chartres”), in exchange for a 98% limited partnership interest in Chartres. Each of Meredith K. Burns and Kristin M. Reynolds, daughters of Arthur L. Burns, are the other limited partners and the general partners of Chartres. Limited partners do not have any voting rights or rights to participate in the management or operation of Chartres.

(12)	Information for this securityholder is based on a Schedule 13G filing made with the Securities and Exchange Commission by Dimensional Fund Advisors Inc.

(13)	Reflects ownership of shares of common stock and exercisable warrants to purchase common stock.

(14)	Information for this securityholder is based on a Schedule 13G filing made with the Securities and Exchange Commission by Goldman Sachs & Co. and The Goldman Sachs Group, Inc.

(15)	Information for this securityholder is based on a Schedule 13G filing made with the Securities and Exchange Commission by Greywolf Capital Partners II LP., Greywolf Capital Overseas Fund, Greywolf High Yield Master Fund, Jonathan Savitz and James Gillespie. Mr. Savitz is the senior managing member of a limited liability company which is the sole general partner of Greywolf Capital Partners II LP and the managing member of a limited liability company which is the general partner of the investment manager for each of Greywolf Capital Overseas Fund and Greywolf High Yield Master Fund. Mr. Gillespie is a limited partner in the investment manager for each of Greywolf Capital Overseas Fund and Greywolf High Yield Master Fund and the non-controlling member of a limited liability company which is the sole general partner of Greywolf Capital Partners II L.P.

(16)	Information for this securityholder is based on a Schedule 13G filing made with the Securities and Exchange Commission by Mariner Investment Group, Inc.

(17)	Includes 4,047,049 shares directly held by Mr. Witteveen, 101,210 shares held by an exchange fund as to which Mr. Witteveen retains certain voting rights, 1,500 shares of which Mr. Witteveen's wife is the record owner, and 1,989 shares representing Mr. Witteveen's interest in shares held by Kingstone Capital Group, LLC, a New Jersey limited liability company.

(18)	Information for this securityholder is based on a Form 4 filing made with the Securities and Exchange Commission by Mr. Witteveen.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Chassis Holding I, LLC

The Ivy Group, which is a New Jersey general partnership composed directly or indirectly of Mr. Tuchman, Radcliff Group, Inc., Raoul J. Witteveen, Thomas P. Birnie, President of Trac Lease and Graham K. Owen, Senior Vice President of Trac Lease has previously leased chassis to Trac Lease. As of December 31, 2000, pursuant to various equipment lease agreements, Trac Lease leased 6,047 chassis from The Ivy Group and its principals for an aggregate annual lease payment of approximately $2.9 million. On January 1, 2001, the various leases for the 6,047 units were combined into a single lease pursuant to which The Ivy Group and its principals were paid an aggregate lease payment of approximately $2.6 million through June 30, 2001.

Effective as of July 1, 2001, we restructured our relationship with The Ivy Group and its principals to provide us with managerial control over these 6,047 chassis. As a result of the restructuring, the partners of The Ivy Group contributed these 6,047 chassis and certain other assets and liabilities to our newly formed subsidiary, Chassis Holdings I, LLC, in exchange for $26.0 million face value of preferred membership units and 10% of the common membership units, and Trac Lease contributed 902 chassis and two thousand dollars in cash to Chassis Holdings in exchange for $3.0 million face value of preferred membership units and 90% of the common membership units. The preferred membership units are entitled to receive a preferred return prior to the receipt of any distributions by the holders of the common membership units. The value of the contributed chassis was determined by taking the arithmetic average of the results of independent appraisals performed by three nationally recognized appraisal firms that were engaged by us in connection with our establishment of a chassis securitization facility in July 2000. As the managing member of Chassis Holdings, Trac Lease exercises sole managerial control over the entity’s operations. Chassis Holdings leases all of its chassis to Trac Lease at a rental rate equal to the then current Trac Lease fleet average per diem. Chassis Holdings and the holders of the preferred membership units are party to a Put/Call Agreement, which provides that the holders of preferred units may put such units to Chassis Holdings under certain circumstances and Chassis Holdings has the right to redeem such units under certain circumstances. Chassis Holdings will be required to make certain option payments to the holders of the preferred membership units in order to preserve its right to redeem such units. Dividends paid on the common units and distributions on the preferred units totaled $3.1 million, $3.1 million, and $3.1 million for 2006, 2005 and 2004, respectively, are included in minority interest expense in the accompanying consolidated statement of income.

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

At the time of the restructuring in 2001, the members of the Board of Directors unanimously determined that the terms of all arrangements between The Ivy Group and Trac Lease, including the formation of Chassis Holdings, were beneficial and fair to Interpool.

Eurochassis L.P. Transactions

Eurochassis L.P., a New Jersey limited partnership in which Raoul J. Witteveen, our former President and a major stockholder, is one of the limited partners and the general partner, leases 100 chassis to Trac Lease, a subsidiary of Interpool. Annual lease expense amounted to $78,000, $78,000 and $86,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The annual lease term renews automatically unless cancelled or renewed upon renegotiated lease rate terms by either party prior to the first day of the renewal period. The members of the Board of Directors have unanimously determined that the terms of all arrangements between Eurochassis L.P. and Trac Lease are beneficial and fair to the Company.

Radcliff Consultation Services Agreement

We entered into a Consultation Services Agreement with Radcliff Group, Inc. dated as of January 1, 1992 pursuant to which Radcliff Group appointed Warren L. Serenbetz, a stockholder and director of the Company through December 15, 2004, as Executive Consultant. The Consultation Services Agreement was terminated as of January 1, 1995. In accordance with the terms of the Consultation Services Agreement, following such termination Radcliff Group remained entitled to receive its full annual consultation services fee in the amount of $492,000 through December 31, 2002 and reimbursement to both the designated Executive Consultant and his spouse of all health related costs and expenses that were not advanced or reimbursed to the Executive Consultant pursuant to our medical and dental insurance plans through December 2007.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accounting Fees and Services

In connection with the audit of the 2006 consolidated financial statements, we entered into an engagement letter with KPMG LLP which set forth the terms by which KPMG LLP will perform audit services for the Company. That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.

The following table sets forth the aggregate fees billed to the Company by KPMG LLP for professional services rendered for the fiscal year ended December 31 of the year indicated:

	2006	2005
Audit Fees (1)	$1,842,400	$2,195,000
Audit Related (2)	--	283,000
Tax Fees	76,200	165,800
Other Fees	--	--

Total Fees	$1,918,600	$2,643,888

_________________
(1) Includes services relating to audit of the annual consolidated financial statements included in our Annual Report on Form 10-K, the review of interim financial information included in our quarterly reports on Form 10-Q and the audit of internal controls over financial reporting. (2) “Audited Related” fees include fees paid for the professional services rendered in connection with SEC filings.

          All fees described above under Audit-Related Fees and Tax Fees were approved by our Audit Committee or by the chairman of our Audit Committee.

All Other Fees

There were no fees billed by our independent registered public accounting firm during the years ended December 31, 2006, 2005 and 2004 for products and services, other than the services rendered in connection with the audits of the annual consolidated financial statements and management’s assessment of internal controls over financial reporting included in our Annual Report on Form 10-K, the review of interim financial information included in our quarterly reports on Form 10-Q and services primarily related to consultation on tax planning matters.

Relationship with Independent Registered Public Accounting Firm

In accordance with policies adopted by our Audit Committee, all non-audit related services to be performed by our independent registered public accounting firm must be approved in advance by our Audit Committee or by the chairman of our Audit Committee. However, no pre-approval is required with respect to the provision of a non-audit service if (i) the aggregate amount of all non-audit services constitutes not more than 5% of the total amount of revenues we have provided to the independent registered public accounting firm during the fiscal year in which the non-audit services are provided; (ii) we did not recognize such services at the time of the engagement to be non-audit services; and (iii) such services are promptly brought to the attention of our Audit Committee and approved prior to the completion of the audit by our Audit Committee or the chairman of our Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) — No financial statements or schedules are filed with this report on Form 10-K/A.

(a)3) – Exhibits.

A list of the exhibits filed or furnished with this report on Form 10-K/A (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index beginning on page __ of this report.

31.1	—	Certification of Martin Tuchman.

31.2	—	Certification of James F. Walsh.

32.1	—	Certification of Martin Tuchman.

32.2	—	Certification of James F. Walsh.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2007	INTERPOOL, INC. (Registrant) By /s/ Martin Tuchman Martin Tuchman Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer, and Director (Principal Executive Officer)

EXHIBIT INDEX

31.1	—	Certification of Martin Tuchman.

31.2	—	Certification of James F. Walsh.

32.1	—	Certification of Martin Tuchman.

32.2	—	Certification of James F. Walsh.