Form 10-Q
period 2007-03-31
INTERPOOL INC
filed 2007-05-08
CIK 898777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2007

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

Indicate by check |X|whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerate filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of May 1, 2007, there were 29,427,359 shares of common stock, $.001 par value outstanding.

INTERPOOL, INC. AND SUBSIDIARIES

INDEX

Page No.

Part I - Financial Information--Interpool, Inc. and Subsidiaries	1

Item 1:	Financial Statements	1

Condensed Consolidated Balance Sheets—March 31, 2007 (Unaudited) and December 31, 2006	4

Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2007 and 2006	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006	6

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity at December 31, 2006 and the Three Months Ended March 31, 2007	7

Notes to Condensed Consolidated Financial Statements	8

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4:	Controls and Procedures	54

Part II - Other Information	55

Item 1:	Legal Proceedings	55

Item 4:	Submission of Matters to a Vote of Security Holders	56

Item 5:	Other Information	56

Item 6:	Exhibits	57

Signatures	58

Exhibits	59

Certifications	60

PART I — FINANCIAL INFORMATION INTERPOOL, INC. AND SUBSIDIARIES

Item 1:   FINANCIAL STATEMENTS

          The Condensed Consolidated Financial Statements as of March 31, 2007 (unaudited) and December 31, 2006 and for the three months ended March 31, 2007 (unaudited) and 2006 (unaudited) (the “Condensed Consolidated Financial Statements”) of Interpool, Inc. and Subsidiaries (the “Company” or the “Registrant”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. The Company has made certain reclassifications to prior balances to conform to the current year presentation. See Note 1(J) to the Condensed Consolidated Financial Statements. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s December 31, 2006 Annual Report on Form 10-K (the “2006 Form 10-K”). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Merger Agreement

          On April 20, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Chariot Acquisition Holding LLC, a Delaware limited liability company (the “Purchaser”), and Chariot Acquisition Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Purchaser (“Merger Sub”). The Merger Agreement provides that, pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and as a wholly-owned subsidiary of the Purchaser (the “Merger”). As a result of the Merger, each holder of the Company’s common stock will be entitled to receive $27.10 in cash for each share of the Company’s common stock held by such holder. The Purchaser is a newly-formed entity owned by certain private equity funds managed by affiliates of Fortress Investment Group LLC. Consummation of the Merger will be subject to satisfaction of customary conditions, including the approval of the Merger Agreement and the Merger by holders of a majority of the Company’s outstanding common stock at a special meeting to be called for that purpose. The Merger is expected to close in the third quarter of 2007. For additional information about the Merger Agreement, see Note 13 to the Condensed Consolidated Financial Statements.

Sale of Equity Interest in CAI

          Historically, the Company’s container leasing operations were primarily conducted through a wholly-owned subsidiary, incorporated in Barbados, as well as through Container Applications International, Inc. (“CAI”), a consolidated subsidiary in which the Company owned a 50% common equity interest and appointed a majority of the members of the board of directors. On October 1, 2006, the Company sold its 50% common equity interest to CAI for total consideration of $77,500, consisting of a $40,000 cash payment and the issuance of a convertible subordinated secured promissory note by CAI to the Company in the principal amount of $37,500. As a result of this transaction, commencing October 1, 2006, the Company no longer has an ownership interest in CAI and thus CAI’s assets and liabilities are no longer consolidated.

          In addition, due to the potential convertibility of the promissory note, under certain circumstances, the Company could, at some future date, hold an equity interest in CAI exceeding 20% if it elected to convert the promissory note. Accordingly, CAI’s operating results for 2006, included herein, have been treated as results from continuing operations in the Company’s Condensed Consolidated Statements of Income for the three month period ended March 31, 2006 as well as the Company’s Condensed Consolidated Statements of Cash Flows for the three month period ended March 31, 2006. See Note 9 to the Condensed Consolidated Financial Statements for further information.

March 2006 Sale of Containers

          On March 29, 2006, the Company’s wholly owned container leasing subsidiary, Interpool Containers Limited (“ICL”), completed the sale of approximately 273,300 standard dry marine cargo containers (the “March 2006 Container Sale”), together with an assignment of all rights of ICL under existing operating leases for these containers with the Company’s customers, to a newly formed subsidiary of an investor group based in Switzerland (the “Purchaser”), pursuant to a Sale Agreement dated March 14, 2006 (the “Sale Agreement”). The containers sold represented approximately 74% of the standard dry marine cargo containers in the Company’s operating lease fleet at December 31, 2005, including most of the containers managed for the Company by Container Applications International, Inc. (“CAI”). The sale did not include containers subject to existing direct financing leases with customers.

          Since April 1, 2006, the Company no longer records leasing revenue and lease operating and administrative expense relating to the containers sold to the Purchaser, but the Company records management fee revenue earned under the management agreements entered into with the Purchaser. As a result, from and after April 1, 2006, all revenues and lease operating expenses included in the Condensed Consolidated Statements of Income include only those revenues and costs associated with the Company’s owned equipment or equipment leased to customers by the Company under the terms of direct financing leases. In addition, effective April 1, 2006, the Company’s depreciation expense has been reduced due to the sale of the containers and its effective tax rate has increased because its U.S. sourced income represents a larger portion of its net income. See Note 6 to the Condensed Consolidated Financial Statements for further information.

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

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)
(Unaudited)

                                                                             March 31,   December 31,
                                                                             ---------   -----------
                                                                               2007          2006
                                                                               ----          ----
ASSETS

CASH AND CASH EQUIVALENTS (including restricted cash of $24,255 and
   $22,875 at March 31, 2007 and December 31, 2006, respectively)            $302,698     $385,321
ACCOUNTS RECEIVABLE, less allowance of $1,642 and $2,172, respectively         59,700       63,230
NOTE RECEIVABLE                                                                37,500       37,500
NET INVESTMENT IN DIRECT FINANCING LEASES                                     441,862      404,642
OTHER RECEIVABLES, net                                                         16,313       19,175
LEASING EQUIPMENT, net of accumulated depreciation and amortization of
   $312,976 and $304,046, respectively                                      1,283,348    1,309,009
OTHER ASSETS                                                                   51,836       50,498
ASSETS HELD FOR SALE                                                              ---       21,797
                                                                                  ---       ------
TOTAL ASSETS                                                               $2,193,257   $2,291,172
                                                                           ==========   ==========
LIABILITIES
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                         $79,151     $155,884
INCOME TAXES                                                                   50,329       67,935
DEFERRED INCOME                                                                 5,204        6,349
DEBT AND CAPITAL LEASE OBLIGATIONS
   Due within one year                                                        253,421      262,768
   Due after one year                                                       1,198,761    1,200,766
                                                                            ---------    ---------
      TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS                              1,452,182    1,463,534

TOTAL LIABILITIES                                                          $1,586,866   $1,693,702
                                                                           ----------   ----------
MINORITY INTEREST IN EQUITY OF SUBSIDIARIES                                    26,922       26,943
                                                                               ------       ------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.001 per share; 1,000,000 authorized,
    none issued                                                                  ---           ---
   Common stock, par value $.001 per share; 100,000,000 shares authorized, 31,979,673 issued at March 31, 2007 and 31,808,650 issued
    at December 31, 2006                                                          29            29
   Additional paid-in capital                                                243,734       240,932
   Treasury stock, at cost,  2,561,530 shares at March 31, 2007 and
    December 31, 2006, respectively                                          (57,000)      (57,000)
   Retained earnings                                                         388,302       381,704
   Accumulated other comprehensive income                                      4,404         4,862
                                                                               -----         -----
TOTAL STOCKHOLDERS' EQUITY                                                   579,469       570,527
                                                                             -------       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $2,193,257    $2,291,172
                                                                          ==========    ==========

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these balance sheets.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share and per share amounts)
(unaudited)

                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                    2007          2006
                                                                                    ----          ----
REVENUES:
Equipment leasing revenue, including income recognized on direct financing
  leases of $10,875 and $9,748, respectively                                      $81,945      $93,965
Management fee revenue                                                              4,032        2,883
Other revenues                                                                      6,058        6,139
                                                                                    -----        -----
TOTAL REVENUES                                                                     92,035      102,987
                                                                                   ------      -------

COSTS AND EXPENSES:
  Lease operating and administrative expenses                                      36,244       43,528
  Provision for doubtful accounts                                                     237          501
  Fair value adjustment for derivative instruments                                   (377)      (1,658)
  Fair value adjustment for warrants                                                  ---        5,209
  Depreciation and amortization of leasing equipment                               11,957       23,133
  Impairment of leasing equipment                                                     522        7,212
  Loss for investment accounted for under the equity method                            39          ---
  Loss on retirement of debt                                                          187        8,153
  Gain on sale of leasing equipment                                                  (261)     (68,490)
  Gain on sale of equity investment                                                (1,345)         ---
  Other income, net                                                                  (290)        (351)
  Interest expense                                                                 24,915       34,374
  Interest income                                                                  (5,552)      (4,876)
                                                                                   ------       ------
  TOTAL COSTS AND EXPENSES                                                         66,276       46,735
                                                                                   ------       ------

INCOME BEFORE MINORITY INTEREST EXPENSE, NET AND PROVISION FOR INCOME TAXES        25,759       56,252
Minority interest expense, net                                                       (758)      (1,932)
                                                                                      ----       ------
INCOME BEFORE PROVISION FOR INCOME TAXES                                           25,001       54,320
Provision for income taxes                                                          7,255        1,010
                                                                                    -----        -----
NET INCOME                                                                        $17,746      $53,310
                                                                                  =======      =======

NET INCOME PER SHARE:
     Basic                                                                          $0.49        $1.87
                                                                                    =====        =====
     Diluted                                                                        $0.44        $1.65
                                                                                    =====        =====
WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
     Basic                                                                         29,381       28,500
                                                                                   ======       ======
     Diluted                                                                       33,784       32,527
                                                                                   ======       ======

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                            2007          2006
                                                                            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $17,746      $53,310
Adjustments to reconcile net income to net cash (used for) provided by operating activities --
   Depreciation and amortization                                            12,612       25,208
   Impairment of leasing equipment                                             522        7,212
   Amortization of debt discount                                               681          628
   Gain on sale of leasing equipment                                          (261)     (68,490)
   Gain on sale of equity investment                                        (1,345)          --
   Provision for doubtful accounts                                             237          501
   Loss on retirement of debt                                                  187        8,153
   Stock based compensation expense                                             80          123
   Fair value adjustment for derivative instruments                           (377)      (1,658)
   Fair value adjustment for warrants                                           --        5,209
   Loss for investments accounted for under the equity method                   39           --
   Decrease in accounts receivable                                           3,293        5,563
   Decrease in other receivables                                             2,814          356
   Increase in other assets                                                 (2,343)      (1,001)
   Decrease in accounts payable and accrued expenses                       (37,116)     (20,932)
   Decrease in income taxes payable                                        (17,759)     (12,390)
   Increase in deferred income                                                 248        6,070
   Other, net                                                                  (20)         989
                                                                               ---          ---
         Net cash (used for) provided by operating activities              (20,762)       8,851
                                                                           -------        -----
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing equipment                                           (87,174)     (45,973)
Proceeds from dispositions of leasing equipment                             26,964      534,548
Investment in direct financing leases                                       (5,076)      (6,864)
Cash collections on direct financing leases                                 21,959       21,891
                                                                            ------       ------
         Net cash (used for) provided by investing activities              (43,327)     503,602
                                                                           -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                              41,127       23,834
Payment of long-term debt and capital lease obligations                    (53,347)    (544,634)
Borrowings of revolving credit lines                                            --        6,000
Repayment of revolving credit lines                                             --      (19,000)
Proceeds from exercise of stock options                                      2,109           --
Tax benefit associated with stock option exercise                              562           --
Dividends paid                                                              (8,985)      (5,700)
                                                                            ------       ------
        Net cash used for financing activities                             (18,534)    (539,500)
                                                                           -------     --------
Net decrease in cash and cash equivalents                                  (82,623)     (27,047)
CASH AND CASH EQUIVALENTS, beginning of period                             385,321      427,265
                                                                           -------      -------
CASH AND CASH EQUIVALENTS, end of period                                  $302,698     $400,218
                                                                          ========     ========

Cash paid for interest                                                     $32,332      $43,226
                                                                           =======      =======
Cash paid for taxes                                                        $24,556      $13,561
                                                                           =======      =======

Supplemental schedule of non-cash investing activities:
Transfers from leasing equipment to direct financing leases                $55,869      $44,632
                                                                           =======      =======
Transfer from direct financing leases to leasing equipment                     $38       $5,215
                                                                               ===       ======
Transfer of warrant liability to additional paid in capital                   $---      $58,440
                                                                              ====      =======

          The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

INTERPOOL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AT DECEMBER 31, 2006 AND THE THREE MONTHS ENDED MARCH 31, 2007
(dollars in thousands)
(unaudited)

                                Common Stock       Additional                          Acum.                    Total Share-
                            Outstanding     Par     Paid-in    Treasury  Retained   Other Comp.  Comprehensive    holders'
                              Shares       Value    Capital     Stock    Earnings     Income         Income        Equity
                            -----------   -----   ----------   --------  --------  ------------  --------------  -----------
Balance, December 31, 2006,
as previously reported         29,247       $29    $240,932    $(57,000)  $381,704    $4,862         $---         $570,527

Adoption of FIN 48, see
Note 5                            ---       ---        ---        ---         (450)      ---          ---             (450)

Balance, January 1, 2007,
as adjusted                    29,247        29    240,932     (57,000)    381,254     4,862          ---          570,077

Net income                        ---       ---        ---        ---       17,746       ---      $17,746           17,746

Other comprehensive (loss)        ---       ---        ---        ---         ---       (458)        (458)            (458)

Comprehensive income                                                                              $17,288
                                                                                                  =======

Stock incentive plans               6       ---        131        ---         ---        ---                           131

Payment ascribed to warrant
holders, see Note 2               ---       ---        ---        ---      (3,344)       ---                        (3,344)

Options exercised                 165       ---      2,671        ---          ---       ---                         2,671

Cash dividends declared:

  Common stock, $0.25 per
    share                         ---       ---        ---        ---       (7,354)      ---                        (7,354)
                               ======       ===    ========    ========   ========    ======                      ========

BALANCE, March 31, 2007        29,418       $29    $243,734    $(57,000)  $388,302    $4,404                      $579,469
                               ======       ===    ========    ========   ========    ======                      ========

INTERPOOL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

Note 1 — Nature of Operations and Significant Accounting Policies

A.     Basis of Presentation

          The Condensed Consolidated Financial Statements of Interpool, Inc. and Subsidiaries (the “Company”) as of March 31, 2007 (unaudited) and December 31, 2006 and for the three months ended March 31, 2007 (unaudited) and 2006 (unaudited) (the “Condensed Consolidated Financial Statements”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s December 31, 2006 Annual Report on Form 10-K (the “2006 Form 10-K”). These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

          Historically, the Company’s container leasing operations were primarily conducted through a wholly-owned subsidiary, incorporated in Barbados, as well as through Container Applications International, Inc. (“CAI”), a consolidated subsidiary in which the Company owned a 50% common equity interest and appointed a majority of the members of the board of directors. On October 1, 2006, the Company sold its 50% common equity interest to CAI for total consideration of $77,500, consisting of a $40,000 cash payment and the issuance of a convertible subordinated secured promissory note by CAI to the Company in the principal amount of $37,500. As a result of this transaction, commencing October 1, 2006, the Company no longer has an ownership interest in CAI and thus CAI’s assets and liabilities are no longer consolidated.

          In addition, due to the potential convertibility of the promissory note, under certain circumstances, the Company could, at some future date, hold an equity interest in CAI exceeding 20% if it elected to convert the promissory note. Accordingly, CAI’s operating results for 2006, included herein, have been treated as results from continuing operations in the Company’s Condensed Consolidated Statement of Income for the three month period ended March 31, 2006, as well as the Company’s Condensed Consolidated Statements of Cash Flows for the three month period ended March 31, 2006.

          Profits of the Company’s Barbados subsidiaries generated by international container leasing operations are exempt from federal taxation in the United States to the extent such profits are retained outside the United States. These profits are subject to Barbados tax at rates that are substantially lower than the applicable rates in the United States.

C.     Basis of Consolidation

          The Company’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. The Condensed Consolidated Financial Statements include the accounts of the Company and subsidiaries more than 50% owned or otherwise controlled by the Company. All significant intercompany transactions have been eliminated in consolidation. Minority interest in equity of subsidiaries represents the minority stockholders’ proportionate share of the equity in the income/(losses) of the subsidiaries.

          Certain investments in which the Company does not own a majority interest or otherwise control are accounted for using the equity method of accounting.

D.     Net Income Per Share

          Basic net income per share is computed by dividing net income, after adjustment for payments to warrant holders in lieu of a dilution adjustment, by the weighted average number of shares outstanding during the period (which is net of treasury shares). Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options and warrants and the unvested portion of restricted stock grants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price for the period. Stock options and warrants that do not have a dilutive effect (because the exercise price is above the market price) are not included in the diluted income per share. For the three months ended March 31, 2007 options to purchase 2,541 shares were not dilutive and were not included in diluted earnings per share while the warrants to acquire common shares were dilutive. For the three months ended March 31, 2006, options to purchase 35,585 shares were not dilutive and were not included in diluted earnings per share while the warrants to acquire common shares were dilutive. Unvested restricted stock grants were dilutive for the three months ended March 31, 2007 and 2006. The convertible redeemable subordinated debentures were dilutive for the three months ended March 31, 2007 and 2006.

          A reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

                                                                                             Three Months Ended March 31,
                                                                                             ---------------------------

                                                                                              2007                 2006
                                                                                              ----                 ----
Numerator
       Net Income                                                                          $17,746              $53,310
       Less: Payment ascribed to warrant holders                                            (3,344)                 ---
                                                                                            ------                  ---
       Income available to common stockholders - Basic EPS                                  14,402               53,310
       Interest expense on convertible debentures, net of tax of $344 in both periods          516                  516
                                                                                               ---                  ---
       Income available to common stockholders - Diluted EPS                               $14,918              $53,826
                                                                                           =======              =======

Denominator
       Weighted average common shares outstanding-Basic                                     29,381               28,500
       Dilutive stock options and warrants                                                   2,909                2,535
       Dilutive convertible debentures                                                       1,487                1,487
       Dilutive restricted stock grants                                                          7                    5
                                                                                                 -                    -
       Weighted average common shares outstanding-Diluted                                   33,784               32,527
                                                                                            ======               ======

Earnings per common share
       Basic                                                                                 $0.49                $1.87
                                                                                             =====                =====
       Diluted                                                                               $0.44                $1.65
                                                                                             =====                =====

E.     Comprehensive Income

          Comprehensive income consists of net income or loss for the current period and gains or losses that have been previously excluded from the income statement and were only reported as a component of equity.

          The tax effect of other comprehensive income is as follows:

                                                                     Before Tax     Tax       Net of
Three Months Ended March 31, 2007                                      Amount     Effect    Tax Amount
                                                                     ----------   ------    ----------
Unrealized holding (losses) arising during the period:
Swap agreements                                                       $(704)        $246       $(458)
                                                                      =====         ====       =====

                                                                     Before Tax     Tax       Net of
Three Months Ended March 31, 2006                                      Amount     Effect    Tax Amount
                                                                     ----------   ------    ----------
Unrealized holding gains/(losses) arising during the period:
Cumulative foreign currency translation adjustment                     $(23)          $8         $(15)
Swap agreements                                                       3,799       (1,330)       2,469
                                                                      -----       ------        -----
                                                                     $3,776      $(1,322)      $2,454
                                                                     ======      =======       ======

The components of accumulated other comprehensive income, net of taxes, are as follows:

                                               March 31, 2007         December 31, 2006
                                               --------------         -----------------
Marketable securities                                $2                      $2
Swap agreements                                   4,402                   4,860
                                                  -----                   -----
                                                 $4,404                  $4,862
                                                 ======                  ======

F.     Stock-Based Compensation

            Stock Options

          At March 31, 2007, the Company had four stock option plans as described below:

          The Company’s 2004 Stock Option Plan for Key Employees and Directors (the “2004 Plan”), was adopted by the Board of Directors, and approved by the stockholders at the Company’s Annual Meeting of Stockholders, on December 15, 2004. A total of 1,500,000 shares of common stock have been reserved for issuance under the 2004 Plan. Options may be granted under the 2004 Plan, at the discretion of the Compensation Committee of the Board of Directors (the “Compensation Committee”), to key employees and directors (whether or not they are employees) of Interpool, Inc. and its subsidiaries. Options granted under the plan are exercisable at such times and under such conditions as may be determined by the Compensation Committee at the time of grant; however, options may not be granted for terms in excess of ten years. The number of shares that may be the subject of options granted during any calendar year to any one individual cannot exceed 250,000 shares. At March 31, 2007, a total of 325,000 options were outstanding under this plan with options for 1,150,000 shares available for future grant.

          Previously, the Company maintained a 1993 Stock Option Plan for Executive Officers and Directors (the “1993 Stock Option Plan”). At March 31, 2007, a total of 166,000 fully vested options were outstanding under the 1993 Stock Option Plan. No further options may be granted under the 1993 Stock Option Plan.

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

          The 2004 Directors Plan provides for the automatic grant of nonqualified options to non-employee non-officer directors. Under the 2004 Directors Plan, each person who was not an employee or officer and who served as a member of the Board of Directors received a grant of options for 15,000 shares of common stock on the business day following the 2004 Annual Meeting. In addition, each person who became a non-employee non-officer director following the 2004 Annual Meeting automatically received a grant of options for 15,000 shares on the first business day after becoming a director. The 2004 Directors Plan also provides for additional automatic grants of options for 5,000 shares on an annual basis to each continuing director, other than an employee or officer, on the first business day following each annual meeting, beginning with the annual meeting held during 2005. At March 31, 2007, a total of 140,000 options were outstanding under this plan with options for 105,000 shares available for future grant.

          Previously, the Company maintained the 1993 Non-Qualified Stock Option Plan for Non-Employee, Non-Consultant Directors (the “1993 Directors Plan”). A total of 30,000 fully vested options were outstanding under the 1993 Directors Plan at March 31, 2007. No further options may be granted under the 1993 Directors Plan.

          Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123(R), Share-Based Payment, (“SFAS 123(R)”). The Company adopted the modified prospective transition method provided by SFAS 123(R), and as a result, did not retroactively adjust results from prior periods. The Company uses the Black-Scholes option valuation model in estimating the fair value of stock option awards issued under SFAS 123(R); however, no options were granted during the first quarters of 2007 or 2006.

          The Company’s net income for the three months ended March 31, 2007 included $110 of compensation expense and $44 of income tax benefits related to the Company’s four stock option plans. This compares to $182 of compensation expense and $73 of income tax benefits for the same period in 2006. The compensation expense related to all of the Company’s stock based compensation arrangements is recorded as a component of lease operating and administrative expenses in the Condensed Consolidated Statements of Income. For the three months ended March 31, 2007 and 2006, the impact on basic and diluted earnings per share as a result of SFAS 123(R) was less than one cent per share.

          During the first quarter of 2007, five employees exercised 165,500 options under the four stock option plans. These options had exercise prices from $10.25 per share to $22.05 per share. In connection with these exercises, these employees remitted $2,109 in cash to the Company for the exercise of the options and additional sums to pay for estimated tax withholdings. The exercise resulted in the issuance of 165,500 shares at a par value of $0.001 and increased additional paid-in-capital by approximately $2,109. In addition, since these options were granted as compensation for services rendered, the Company is entitled to claim a tax deduction for compensation on its 2007 federal tax return. A tax benefit amounting to approximately $562 was recorded as additional paid-in-capital during the first quarter of 2007.

          SFAS 123(R) requires that cash flows resulting from tax benefits related to tax deductions in excess of the cumulative compensation expense recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. During the three months ended March 31, 2007, $562 of excess tax benefits resulting from the exercise of stock options was recorded as additional paid-in-capital and is presented on the Condensed Consolidated Statements of Cash Flows as a financing cash inflow. There were no stock options exercised during the three months ended March 31, 2006.

          A summary of the Company’s stock option activity for the three months ended March 31, 2007 for the combined plans was as follows:

                                                                                    Weighted-Average
                                                                                        Remaining      Aggregate Intrinsic
                                                                Weighted-Average    Contractual Life          Value
                                                    Shares       Exercise Price          (Years)          (in thousands)
                                                   ---------    ----------------    -----------------  -------------------

Outstanding at January 1, 2007                     826,500          $16.33              5.9                $5,809

Granted                                                ---             ---              ---                   ---
Forfeited or Expired                                   ---             ---              ---                   ---
Exercised                                          165,500           12.75              ---                $1,846

                                                   --------------------------------------------------------------
Outstanding at March 31, 2007                      661,000          $17.22              6.3                $4,754

Vested and expected to vest in the future at
March 31, 2007                                     661,000          $17.22              6.3                $4,754

Exercisable at March 31, 2007                      546,002          $16.44              5.9                $4,360

Available for grant at March 31, 2007            1,255,000

          A summary of the Company’s stock option activity for non vested options for the three months ended March 31, 2007 for the combined plans was as follows:

                                                                                    Weighted-Average
                                                                                        Remaining      Aggregate Intrinsic
                                                                Weighted-Average    Contractual Life          Value
                                                    Shares       Exercise Price          (Years)          (in thousands)
                                                   ---------    ----------------    -----------------  -------------------
Non Vested Options Outstanding at
January 1, 2007                                     114,998          $20.99                 8.8                    $272

Granted                                                 ---             ---                 ---                     ---
Forfeited or Expired                                    ---             ---                 ---                     ---
Vested during period                                    ---             ---                 ---                     ---

                                                    ---------------------------------------------------------------------
Outstanding at March 31, 2007                       114,998          $20.99                 8.5                    $394

          As of March 31, 2007, there was $648 of unamortized compensation cost ($389 net of tax) related to 114,998 non-vested stock option awards with a weighted-average grant date fair value of $9.17 per share. This compares to $983 of unamortized compensation costs ($591 net of tax) related to 114,998 non-vested stock option awards with a weighted-average grant date fair value of $9.17 per share at December 31, 2006. Compensation expense of approximately $405 ($243 net of tax) will be recorded during the remainder of 2007 with $186 ($112 net of tax) and $57 ($34 net of tax) to be recorded in 2008 and 2009, respectively.

Deferred Bonus Plan

          In November 2002, the Company’s Board of Directors approved a Deferred Bonus Plan (the “Plan”) under which employees of the Company and its affiliates who received discretionary year-end bonuses of greater than $50 received such bonuses partly in cash and partly in the form of an award of the Company’s common stock. Although the Board of Directors terminated the Deferred Bonus Plan in September 2004, all stock previously granted under this plan will continue to be subject to the terms of the Plan.

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

          Compensation expense related to restricted stock awards is recognized ratably over the service vesting period; however, vested shares are issued annually in January of each year in connection with previously outstanding grants. On January 3, 2007, 5,523 shares were issued to employees under this plan. During the three months ended March 31, 2007, the Company recorded compensation expense of $21 ($14 net of tax). This compared to $20 ($14 net of tax) during the three months ended March 31, 2006. Compensation expense is recorded as a component of lease operating and administrative expenses in the Condensed Consolidated Statements of Income.

          At March 31, 2007, and December 31, 2006, 23,021 and 24,399 restricted stock awards were unvested, respectively. These restricted stock awards had a weighted-average grant date fair value of $11.91 and $12.63 per share at March 31, 2007 and December 31, 2006, respectively. In accordance with SFAS 123(R), the fair value of restricted stock awards were estimated based on the closing market value of the Company’s stock price at date of grant. As of March 31, 2007, there was $339 of unamortized compensation costs related to non-vested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 5.7 years. This compares to $360 of unamortized compensation cost at December 31, 2006 with a remaining weighted-average vesting period of 5.8 years.

G.     Credit Risk

          At March 31, 2007, approximately 14% (16% at December 31, 2006) of accounts receivable and 72% (70% at December 31, 2006) of the net investment in direct financing leases were from customers outside of the United States.

          During the three months ended March 31, 2007, the Company’s top 25 customers represented approximately 78% of its consolidated billings, with no single customer accounting for more than 8.9%. For the same period in the prior year, the Company’s top 25 customers represented approximately 79% of its consolidated billings with no single customer accounting for more than 8.4%.

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

          When equipment is initially sold to an investor, any profit or loss is reflected as gain or loss on sale of leasing equipment in the Condensed Consolidated Statements of Income. During the period that the Company is managing the equipment for the investors, the Company earns a management fee which is generally based on the net operating income earned by the equipment. In addition, the Company often earns management fees related to the sale of the equipment at the end of its useful life. These fees are classified as management fee revenue in the Condensed Consolidated Statements of Income. All billings generated for investors net of expenses incurred on behalf of the investors (net of the management fees earned by the Company) are recorded as a payable to the investors. Any accounts receivable due from customers related to the leasing of managed equipment are netted against the amounts due to the investor, since these amounts are not payable to the investor until received by the Company. The liability, net of the amounts due from customers relating to the managed equipment, is recorded within accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. As a result, all revenues and lease operating expenses included in the Condensed Consolidated Statements of Income include only those revenues and costs associated with equipment owned by the Company or equipment leased to customers by the Company under the terms of direct financing leases.

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

          Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized, or continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings in the year adopted. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 resulted in a reduction to retained earnings as of January 1, 2007 of approximately $450.

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”) which is effective for calendar year companies on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impact of implementing this standard.

          On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) are not met.

          SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements for 2007 and has adopted SFAS 157. The Company will adopt the provisions of SFAS 159, as applicable, beginning January 1, 2008.

J.     Reclassifications

          As a result of the March 2006 Container Sale, the Company determined that the management fee revenue earned while managing equipment on behalf of investors should be reported separately on the face of the Company’s Condensed Consolidated Statements of Income. In addition, the Company also determined that the fees earned while providing chassis management services through the Company’s proprietary “PoolStat”® software should be classified within management fee revenue on the face of the Company’s Condensed Consolidated Statements of Income. As a result, reclassification of the fees earned while providing these chassis management services, as well as CAI’s management fee revenue, have been made to the 2006 amounts in order to conform to the 2007 presentation. These reclassifications have no impact on net income. Certain reclassifications have been made to the Company’s 2006 Condensed Consolidated Balance Sheet in order to conform to the 2007 presentation.

Note 2 — Debt and Capital Lease Obligations

          The following table summarizes the Company’s debt and capital lease obligations as of March 31, 2007 and December 31, 2006:

                                                                                          March 31,         December 31,
Total Debt and Capital Lease Obligations                                                    2007                2006
----------------------------------------                                                  --------          ------------
Chassis Securitization Facility, interest at 5.34% at
 March 31, 2007 and December 31, 2006, respectively
     Capital lease obligation                                                              $376,001          $378,545

2005 DVB Facility - Secured container equipment financing facility, interest at
  6.37% at  March 31, 2007 and December 31, 2006, respectively, maturing December
  2010                                                                                      133,074           150,961

Revolving credit facility for chassis, interest at 6.32% and 6.35% at  March 31,
  2007 and December 31, 2006, respectively, revolving period ending September 9,
  2010                                                                                       15,000            15,000

Notes and loans payable with various rates ranging from 5.75% to 7.50% and
  maturities from 2008 to 2010                                                               10,949            11,508

Capital lease obligations payable in varying amounts through 2017                           479,822           470,365

6.00% Notes due 2014 (unsecured) net of unamortized discount of $28,071 and
  $28,752  at March 31, 2007 and December 31, 2006, respectively                            201,929           201,248

7.35% Notes due 2007 (unsecured)                                                             89,450            89,950

7.20% Notes due 2007 (unsecured)                                                             33,775            33,775

9.25% Convertible redeemable subordinated debentures, mandatory redemption 2022
  (unsecured)                                                                                37,182            37,182

9.875% Preferred capital securities due 2027 (unsecured)                                     75,000            75,000
                                                                                             ------            ------

Total Debt and Capital Lease Obligations                                                  1,452,182         1,463,534
                                                                                          ---------         ---------

Less Current Maturities                                                                     253,421           262,768

Total Non-Current Debt and Capital Lease Obligations                                     $1,198,761        $1,200,766
                                                                                         ==========        ==========

          New Financings: During February and March 2007, the Company entered into two capital lease obligation transactions with a U.S. financial institution. The first was for $39,087, with a fixed interest rate of 5.97%, which continues until March 2015. The Company has a fixed price purchase option at that time that it expects to exercise. The second was for $2,040, with a fixed interest rate of 5.77%, which continues until April 2015. The Company has a fixed price purchase option at that time that it expects to exercise. The entire balance of both transactions remained outstanding at March 31, 2007.

          Cash Payment to Warrant Holders in Lieu of Dilution Adjustment: During February 2007, the Company’s Board of Directors authorized a cash payment of $1,672 to the holders of its common stock purchase Warrants. This payment was made during the first quarter of 2007 in lieu of a dilution adjustment that would have adjusted the exercise price for the Warrants as well as the number of common shares into which the Warrants may have been converted. The dilution adjustment takes place when the Company makes quarterly dividend payments that exceed $0.0625 per share (the quarterly dividend payment made during January 2007 was $0.25 per share). As of March 1, 2007, the exercise price for the Warrants is $16.84143 per common share and they may be converted into 8,916,666 common shares, reflecting past dilution adjustments. The cash payment did not affect the Company’s reported net income, but it was recorded as a reduction of retained earnings and reduced earnings per common share. At a meeting on March 1, 2007, the Company’s Board of Directors authorized a second cash payment of $1,672 in lieu of a dilution adjustment to the holders of its common stock purchase Warrants to be made in conjunction with the Company’s regular quarterly dividend payment in April 2007. The Company’s Board of Directors will make a determination each future quarter as to whether a similar payment will be made in lieu of any required dilution adjustment.

          Changes in Rating Agency Outlooks: Following the announcement on January 16, 2007 that Martin Tuchman, the Company’s Chairman and Chief Executive Officer, supported by other significant Interpool, Inc. stockholders and an investment fund affiliated with Fortis Merchant Banking, had made an offer to acquire all of the outstanding common stock of the Company (other than a portion of the shares held by the proposing stockholders) for $24.00 per share in cash, the outlook for the Company’s credit ratings was changed by Standard & Poor’s Ratings Services, Moody’s Investors Service, and Fitch Ratings. All three rating agencies cited the possibility that the proposed transaction would result in an increase in the Company’s financial leverage. Standard & Poor’s placed the Company on credit watch with negative implications, Moody’s placed the Company on review for possible downgrade, and Fitch placed the Company on rating watch negative. For additional information, see Note 13 to the Condensed Consolidated Financial Statements.

           Covenants: At March 31, 2007, under the Company’s 2005 DVB Facility, the chassis revolving credit facility established during September 2005, and most of its other debt instruments, the Company is required to maintain covenants (as defined in each agreement) for tangible net worth (the most stringent of which required the Company to maintain tangible net worth of at least $300,000), a fixed charge coverage ratio of at least 1.5 to 1 and a funded debt to tangible net worth ratio of not more than 4.0 to 1. For the most restrictive covenants, tangible net worth includes stockholders’ equity plus the “warrant liability”, if applicable, the Company’s 9.875% preferred capital securities and its 9.25% convertible redeemable subordinated debentures and any future subordinated debt, and is reduced by goodwill and adjusted to eliminate the impact of adjustments associated with derivative instruments. Funded debt excludes the portion of debt and capital lease obligations due within one year, the Company’s 9.875% preferred capital securities and its 9.25% convertible redeemable subordinated debentures, and any future subordinated debt. Fixed charges include interest expense, excluding that related to the Company’s 9.875% preferred capital securities and its 9.25% convertible redeemable subordinated debentures and any future subordinated debt, and lease rentals. Earnings available for fixed charges include income before depreciation and income taxes, excluding the impact of any non-cash fair value adjustments for warrants, plus fixed charges, plus interest expense associated with the Company’s 9.875% preferred capital securities and its 9.25% convertible redeemable subordinated debentures and any future subordinated debt. As of March 31, 2007, the Company was in compliance with all covenants.

          A servicing agreement to which the Company is a party requires that the Company maintain a tangible net worth (including its 9.875% preferred capital securities due 2027) of at least $375,000 plus 50% of any positive net income reported from October 1, 2004 forward. This requirement has been met at March 31, 2007.

          At March 31, 2007, under a restriction in the Company’s 6.0% Exchange Senior Note Indenture, approximately $51,055 of retained earnings was available for dividends.

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

          The accounting policies of the segments are the same as those described in Note 1. The Company evaluates performance based on profit or loss before income taxes. The Company’s reportable segments are strategic business units that offer different products and services. All significant transactions between segments have been eliminated. Historically, funds have been borrowed by Interpool, Inc., Trac Lease, Inc., (“Trac Lease”), and Interpool Limited (or their subsidiaries). Interpool, Inc. has borrowed all of the Company’s public debt. Trac Lease and Interpool, Inc. comprise the Company’s domestic intermodal equipment segment. Interpool Limited (and its subsidiaries), along with ICL and CAI, comprised the container leasing segment. On October 1, 2006 the Company sold to CAI all 25,200 shares of CAI’s common stock owned by the Company. As a result, commencing October 1, 2006, CAI’s assets and liabilities are no longer included in the Company’s Consolidated Balance Sheet. CAI’s results of operations through March 31, 2006, included herein, have been treated as results from continuing operations in the Company’s Condensed Consolidated Income Statement. For purposes of segment reporting, the outstanding debt and related interest expense are recorded by the borrowing entity. Advance rates for secured loans have been approximately the same for both chassis and containers, and have generally been in the 75-85% range. To the extent that the Company leases chassis equipment in from other parties under capitalized leases, the effective advance rate is generally 100%.

           Segment Information:

                                                             Container     Domestic Intermodal
            Three Months Ended March 31, 2007                Leasing           Equipment              Totals
            ---------------------------------                ---------     --------------------      --------
Equipment leasing revenue                                     $14,006            $67,939              $81,945

Management fee revenue                                          1,034              2,998                4,032

Other revenue                                                     155              5,903                6,058

Lease operating and administrative expenses                     3,476             32,768               36,244

Provision for doubtful accounts                                   133                104                  237

Fair value adjustment for derivative instruments                  ---               (377)                (377)

Depreciation and amortization of leasing equipment              1,886             10,071               11,957

Impairment of leasing equipment                                   203                319                  522

Loss on investment accounted for under the equity method          ---                 39                   39

Loss on retirement of debt                                        ---                187                  187

Gain on sale of leasing equipment                                (152)              (109)                (261)

Gain on sale of equity investment                                 ---             (1,345)              (1,345)

Other expense, net and minority interest                          (80)               548                  468

Interest expense                                                3,618             21,297               24,915

Interest income                                                  (525)            (5,027)              (5,552)

Income before income taxes                                      6,636             18,365               25,001

Net investment in DFL's                                       348,100             93,762              441,862

Leasing equipment, net                                        133,710          1,149,638            1,283,348

Equipment purchases                                            48,966             43,975               92,941

Total segment assets                                         $538,053         $1,655,204           $2,193,257

                                                             Container     Domestic Intermodal
            Three Months Ended March 31, 2007                Leasing           Equipment                Totals
            ---------------------------------                ---------     --------------------        -------
Equipment leasing revenue                                      $38,721          $55,244                $93,965

Management fee revenue                                           2,083              800                  2,883

Other revenue                                                    2,783            3,356                  6,139

Lease operating and administrative expenses                     10,956           32,572                 43,528

Provision for doubtful accounts                                    427               74                    501

Fair value adjustment for derivative instruments                (1,081)            (577)                (1,658)

Fair value adjustment for warrants                                 ---            5,209                  5,209

Depreciation and amortization of leasing equipment              13,711            9,422                 23,133

Impairment of leasing equipment                                  6,790              422                  7,212

Loss on retirement of debt                                       7,705              448                  8,153

Gain on sale of leasing equipment                              (68,229)            (261)               (68,490)

Other (income), net and minority interest expense                  983              598                  1,581

Interest expense                                                14,078           20,296                 34,374

Interest income                                                   (655)          (4,221)                (4,876)

Income before income taxes                                      58,902           (4,582)                54,320

Net investment in DFL's                                        309,779           77,486                387,265

Leasing equipment, net                                         229,964        1,044,704              1,274,668

Equipment purchases                                             17,762           35,075                 52,837

Total segment assets                                          $685,906       $1,513,385             $2,199,291

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

Geographic Information:

                                             Three Months Ended March 31,
                                             ----------------------------
                                                   2007           2006
                                                   ----           ----
   EQUIPMENT LEASING REVENUE:
   United States                               $67,939           $61,951
   International                                14,006            32,014
                                                ------            ------
                                               $81,945           $93,965
                                               =======           =======

   LEASING EQUIPMENT, NET:
   United States                            $1,149,638        $1,160,278
   International                               133,710           114,390
                                               -------           -------
                                            $1,283,348        $1,274,668
                                            ==========        ==========

   ASSETS:
   United States                            $1,655,204        $1,676,248
   International                               538,053           523,043
                                               -------           -------
                                            $2,193,257        $2,199,291
                                            ==========        ==========

Note 4 — Derivative Instruments

          The Company employs derivative financial instruments (limited to interest rate swap agreements) to effectively convert certain floating rate debt instruments into fixed rate instruments and thereby manage its exposure to fluctuations in interest rates.

          As of March 31, 2007 and December 31, 2006, included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets was a liability of $883 and $556, respectively, representing the market value of the Company’s interest rate swap contracts.

          The unrealized pre-tax loss on cash flow hedges for the three months ended March 31, 2007 of $704 and the related income tax effect of $246 have been recorded by the Company as a component of accumulated other comprehensive income on the Condensed Consolidated Balance Sheets.

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

          As of March 31, 2007, the Company held interest rate swap agreements with an aggregate notional balance of $240,285.

          For the three months ended March 31, 2007, the Company reported $377 of pre-tax income in the Condensed Consolidated Statements of Income primarily due to changes in the fair value of interest rate swap agreements which did not qualify as cash flow hedges under SFAS 133. This compares to $1,658 of pre-tax income for the three months ended March 31, 2006.

          The Company may, at its discretion, terminate or redesignate any such interest rate swap agreements prior to maturity. At that time, any gains or losses previously reported in accumulated other comprehensive income on termination would continue to amortize into interest expense or interest income to correspond to the recognition of interest expense or interest income on the hedged debt. If such debt instrument was also terminated, the gain or loss associated with the terminated derivative included in accumulated other comprehensive income at the time of termination of the debt would be recognized in the Condensed Consolidated Statement of Income at that time.

          In addition to the amounts included in the fair value adjustment for derivative instruments related to changes in the fair value of interest rate swap agreements, a change in the fair value of the warrants issued during September 2004 in connection with the 6.0% Notes, which was classified as a liability at December 31, 2005 on the accompanying Condensed Consolidated Balance Sheets, resulted in a non-cash expense of $5,209 for the three months ended March 31, 2006 (for which no tax benefit was derived). This amount is included in fair value adjustment for warrants on the accompanying Condensed Consolidated Statements of Income.

          On February 21, 2006, the registration statement for the warrants was declared effective by the SEC, satisfying the final condition required under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock (“EITF 00-19”) for classification of the warrants as equity (as opposed to a liability) on the Company’s Condensed Consolidated Balance Sheets. A final valuation of the warrants as of February 21, 2006 was obtained from an independent third party. The fair value at February 21, 2006 was determined to be $58,440 as compared with a fair value of $53,231 as of December 31, 2005. The increase in value of $5,209, for which no tax benefit is derived, was primarily related to an increase in the market price of the Company’s common stock during 2006, and was recorded in the Condensed Consolidated Statements of Income for the quarter ending March 31, 2006 as discussed above. No further valuation of the warrants will be required in the future, as long as the warrants continue to meet all the requirements of EITF 00-19 for classification as equity. The warrants met all the requirements of EITF 00-19 for classification as equity from March 31, 2006 through March 31, 2007. Therefore, no fair value adjustment for warrants was recorded in the Condensed Consolidated Statements of Income for the period April 1, 2006 through March 31, 2007.

Note 5 — Income Taxes

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

          The Company adopted FIN 48 on January 1, 2007. The total gross amount of unrecognized tax benefits on January 1, 2007 was $2,303. The total amount of unrecognized tax benefits at January 1, 2007 that, if recognized, would affect the effective tax rate was $2,071. The amount of accrued interest and penalties as of January 1, 2007 was $458. The cumulative effect of changing the accounting method and adopting the provisions of FIN 48 was $450 as of January 1, 2007 which is being reported as a negative adjustment to the opening balance of retained earnings.

          There was one position at January 1, 2007 for which it was reasonably possible the unrecognized tax benefit would be realized within one year. The amount was for $1,111 and pertained to a New Jersey refund claim filed during 2006 which the taxing authority of the state of New Jersey had reviewed. In March 2007, the state of New Jersey taxing authority approved the refund claim and the $1,111 was recognized as a reduction to the income tax provision during the three months ended March 31, 2007.

          The Company’s policy historically and currently is to classify interest and penalties accrued under FIN 48 as income tax expense. The Company’s 2003 to 2006 tax years remain subject to examination by the IRS and the major state tax jurisdictions while the Company’s 2002 tax year also remains subject to examination by the state of New Jersey. The Company’s 1997-2006 Barbados tax returns remain subject to examination by the Barbados Inland Revenue.

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

          In connection with the Sale Agreement, the Company and CAI entered into management agreements with the Purchaser (the “Management Agreements”) under which they agreed to perform management services on behalf of the Purchaser with respect to the containers sold, including billing, collecting, lease renewal, operations and disposition activities, in consideration of payment of ongoing management fees. The Management Agreements designate ICL to serve as sub-manager of the containers currently under long-term lease for such period of time as the Company elects, up to the respective dates when the containers are redelivered to the Company by their current lessees to a maximum of ten years. During that period, ICL will be entitled to receive the management fees. The duration of the Management Agreements will be ten years from the closing date, subject to extension for up to two additional years at the Purchaser’s option. A portion of the gain relating to the sale was deferred and is being amortized over the period in which the Company is obligated to provide management services. After considering this deferral, the Company reported a gain resulting from these transactions of $60,780 ($59,261 net of tax), during the three months ended March 31, 2006, net of the write-off of deferred financing fees and commissions and the termination of swaps relating to the assets sold.

Note 7 — Impairment Charge

          Beginning in late 2005 and continuing into the first quarter of 2006, one of the Company’s larger shipping line customers began returning a significant number of containers under operating leases entered into during 1999 and 2000 that had expired. Based upon an analysis of the quantity of containers involved, then-existing conditions in the short-term leasing market and expenses associated with the return of this equipment, the Company entered into negotiations with this customer regarding the parties’ on-going and future business relationships. Following extensive discussions, the Company reached an agreement with the customer whereby the operating leases for these containers would be converted to direct financing leases by extending the lease terms and by providing the customer with a bargain purchase option. As a result of this modification to the lease terms, the Company concluded that it would be necessary under U.S. GAAP to record an impairment charge for these assets. The amount of the impairment charge recorded in the first quarter of 2006 was $6,736 ($6,669 net of tax) and is included in impairment of leasing equipment on the Condensed Consolidated Statements of Income. No portion of this impairment charge resulted in any cash expenditures by the Company.

Note 8 — Contingencies and Commitments

          At March 31, 2007 commitments for capital expenditures totaled approximately $72,823 with approximately $72,023 committed for the remainder of fiscal 2007, $400 committed for 2008 and $400 committed for 2009.

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

          The Company has informed its insurance carrier of these actions and has retained outside counsel to assist in the defense. The Company intends to vigorously defend against this litigation. However, it is not possible at this time to predict the outcome of this litigation. No provision has been made in the Condensed Consolidated Financial Statements with respect to this contingent liability.

          In light of the recently announced Merger Agreement (see Note 13 to the Condensed Consolidated Financial Statements), counsel for the plaintiffs in the above-referenced actions have suspended all pending deadlines and are evaluating the impact of this transaction on the claims in their respective cases.

          At March 31, 2007, the following guarantees were issued and outstanding:

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

           Contractual Relationship

          The Company entered into a number of operating leases as lessee during 2000 and 2002 in which it guaranteed a portion of the residual value of the leased equipment. These leases have terms that expire between 6 and 9 years. If, at the end of the lease term, the fair market value of the equipment is below the guaranteed residual value in the agreement, the Company is liable for a percentage of the deficiency. The total of these guarantees is $3,244 of which $2,644 could be due in 4 to 5 years, and the remaining $600 potentially due in greater than 5 years. As of March 31, 2007 and December 31, 2006, included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets is a liability of $0 and $1,051, respectively, representing the accrual for these guarantees.

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

          The estimated fair value of these containers at the end of the lease term guaranteed by the Company amounts to approximately $4,360. The Company has estimated that its potential liability related to these guarantees is less than the estimated potential liability related to the Bargain Purchase Option granted to the lessee. As such, the Company has accrued for the estimated value of its liability for this Bargain Purchase Option amounting to $1,017 that could be due in greater than 5 years. All fees collected from the lessor were deferred by the Company and included in accounts payable and accrued expenses on the accompanying Condensed Consolidated Balance Sheets. The fees received from the lessor, net of the estimated liability for the Bargain Purchase Option, are being recognized by the Company over the term of the residual guarantee.

Note 9 — Sale of Equity Interest in CAI

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

          The New CAI Note held by the Company bears interest, payable quarterly, at 7.87% for the first six months, which rate will increase by 100 basis points on each six-month anniversary after the issuance date until paid in full. The New CAI Note is due in full on October 30, 2010 and may be prepaid by CAI at any time. The Company has the right to convert the New CAI Note into shares of CAI’s common stock if the New CAI Note remains outstanding after two years or earlier if the New CAI Note is not fully repaid in connection with any initial public offering by CAI. The New CAI Note is secured by the operating assets and related leases and accounts receivables of CAI. The New CAI Note and the related security interest is subordinated to the obligations owed by, and the security interest granted by, CAI to its senior lenders pursuant to an Amended and Restated Revolving Credit and Term Loan Agreement among CAI and its senior lenders dated as of September 29, 2006. Pursuant to the terms of an Investor Rights Agreement entered into between the Company and CAI, the Company will be entitled to certain registration rights, rights to certain information, certain rights to board representation, rights to participate in future equity offerings by CAI and certain other rights as set forth in such agreement if the Company converts the New CAI Note into common stock of CAI or, in certain cases, if the Company has the right to convert the New CAI Note into common stock of CAI.

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

          As a result of these transactions, CAI’s assets and liabilities are no longer included in the Company’s Condensed Consolidated Balance Sheet commencing October 1, 2006. Due to the potential convertibility of the New CAI Note, under certain circumstances, the Company could, at some future date, hold an equity interest in CAI exceeding 20% if it elected to convert the New CAI Note. Accordingly, CAI’s operating results for 2006, included herein, have been treated as results from continuing operations in the Company’s Condensed Consolidated Income Statement for the three months ended March 31, 2006, as well as the Company’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006. The Company’s portion of CAI’s net income included in the Company’s Condensed Consolidated Statements of Income was $939 for the three months ended March 31, 2006.

Note 10 — Assets Held For Sale

          During the first quarter of 2007, the Company sold 10,289 containers to two third party investors and entered into management agreements to manage the equipment on behalf of the investors. In accordance with the criteria of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”), this equipment, which had a net book value of $21,797, was classified as assets held for sale on the accompanying Condensed Consolidated Balance Sheet at December 31, 2006. Under the terms of the management agreement, the Company will be responsible for performing management services including billing, collecting, lease renewal, operations and disposition activities on behalf of the investors. In connection with providing these services, the Company will be paid a management fee.

Note 11 — Chassis Lease Termination

          In the first quarter of 2007, the Company was notified that a major shipping line customer was exercising its contractual right to terminate approximately 6,000 chassis earlier than anticipated. Originally, this lease was expected to terminate on September 30, 2009. Under the terms of the lease agreement with this customer, if the customer terminates the equipment prior to the stated term of the lease, they are obligated to pay an additional rental charge for each chassis retroactive to the date the chassis went on hire. In addition, the previous daily rental rate is increased until the chassis are actually terminated. The customer agreed to be responsible for the additional rental charges related to the 6,000 chassis on this lease through March 31, 2007 even if a portion of the equipment is returned prior to that date. In addition, they will be responsible for these charges for any chassis that have not been terminated at March 31, 2007 until the date they are returned. The additional rental charges through March 31, 2007 assessed to this customer was approximately $4,356. This amount was received in January, 2007 and is included in equipment leasing revenue on the Condensed Consolidated Statement of Income. As of April 26, 2007 the customer had returned 3,114 chassis and the remaining units were still on hire.

Note 12 — Gain on sale of equity investment

          During the year ended December 31, 2005, the Company sold an investment in a non-transportation company. In connection with this sale, certain funds were held in escrow by the buyers in order to satisfy potential indemnity provisions of any contractual post closing adjustments. During the three months ended March 31, 2007, all such indemnity provisions and closing adjustments were finalized and the parties agreed that $1,345 was due the Company.

Note 13 — Subsequent Events

          Merger Agreement: On April 20, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Chariot Acquisition Holding LLC, a Delaware limited liability company (the “Purchaser”), and Chariot Acquisition Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Purchaser (“Merger Sub”). The Merger Agreement provides that, pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and as a wholly-owned subsidiary of the Purchaser (the “Merger”). As a result of the Merger, each holder of the Company’s common stock will be entitled to receive $27.10 in cash for each share of the Company’s common stock held by such holder. In addition, the Merger Agreement provides (i) that each holder of an outstanding option and/or warrant to purchase shares of the Company’s common stock, whether or not exercisable or vested, will be entitled to receive cash in an amount per share equal to the difference between $27.10 and the exercise price of the option and/or warrant and (ii) that each holder of a restricted stock award granted by the Company, whether or not exercisable or vested, will be entitled to receive $27.10 in cash for each share of restricted stock. The Purchaser is a newly-formed entity owned by certain private equity funds managed by affiliates of Fortress Investment Group LLC.

          The Merger Agreement includes customary representations, warranties and covenants by the Company, addressing various aspects of the Company and its business, operations, assets and liabilities, and contains restrictions on the taking of specified actions by the Company prior to consummation of the Merger, including a restriction prohibiting the Company from paying dividends on its common stock, other than the Company’s regularly scheduled quarterly cash dividend on common stock in an amount not to exceed $0.25 per share per quarter.

          Consummation of the Merger will be subject to (i) the approval of the Merger Agreement and the Merger by stockholders of the Company holding a majority of the Company’s outstanding common stock at a special meeting to be called for that purpose, and (ii) satisfaction of other customary closing conditions. The Merger Agreement sets forth certain termination rights on the part of the Company, on the one hand, and the Purchaser and Merger Sub, on the other hand, including a right of the Company to terminate the Merger Agreement in order to enter into a definitive agreement with a third party making an unsolicited acquisition proposal that the Company’s Board of Directors, in the exercise of its fiduciary duties, determines to be superior to the transaction with the Purchaser, subject to the Company’s obligation to pay the Purchaser a termination fee of $32,500 under such circumstances. The transaction is expected to close in the third quarter of 2007.

          Rating Agency Outlooks: Following the announcement on April 20, 2007 that the Company had entered into a Merger Agreement with affiliates of Fortress Investment Group LLC, the outlook for the Company’s credit ratings was updated by Standard & Poor’s Ratings Services and Fitch Ratings. Standard & Poor’s left the Company on credit watch with negative implications and Fitch left the Company on rating watch negative. These outlooks had initially been established during January 2007. Both agencies indicated that their ratings outlooks would be updated as more information regarding the proposed Merger and resulting financial outlook for the Company becomes available.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion of our historical financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this report. Unless otherwise indicated, all fleet statistics, including the size of the fleet, utilization of the leasing equipment and the rental rates per day, that are set forth in this Quarterly Report on Form 10-Q include all of our owned equipment, including that portion of our owned equipment managed for us by Container Applications International, Inc. (“CAI”), as well as the equipment which we are responsible to manage for third party investors. To the extent that our equipment is managed by CAI, the equipment is considered fully utilized since it is not available for us to put on hire regardless of whether all of the units are generating income. All equipment owned by CAI or managed by CAI (with the exception of equipment owned by us and managed by CAI) prior to the sale of our equity interest in CAI has been excluded from all statistics, unless otherwise indicated. In addition, all of our chassis assigned to chassis pools are considered fully utilized.

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

          As a result of the March 2006 Container Sale, we determined that the management fee revenue earned while managing equipment on behalf of investors should be reported separately on the face of our Condensed Consolidated Statements of Income. In addition, we also determined that the fees earned while providing chassis management services through our proprietary “PoolStat”® software should be classified within management fee revenue on the face of the Company’s Condensed Consolidated Statements of Income. As a result, reclassification of the fees earned while providing these chassis management services, as well as CAI’s management fee revenue, have been made to the 2006 amounts in order to conform to the 2007 presentation. These reclassifications had no impact on net income.

Merger Agreement

          On April 20, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Chariot Acquisition Holding LLC, a Delaware limited liability company (the “Purchaser”), and Chariot Acquisition Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Purchaser (“Merger Sub”). The Merger Agreement provides that, pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Interpool, Inc. with Interpool, Inc. continuing as the surviving entity and as a wholly-owned subsidiary of the Purchaser (the “Merger”). As a result of the Merger, each holder of our common stock will be entitled to receive $27.10 in cash for each share of our common stock held by such holder. In addition, the Merger Agreement provides (i) that each holder of an outstanding option and/or warrant to purchase shares of our common stock, whether or not exercisable or vested, will be entitled to receive cash in an amount per share equal to the difference between $27.10 and the exercise price of the option and/or warrant and (ii) that each holder of a restricted stock award granted by us, whether or not exercisable or vested, will be entitled to receive $27.10 in cash for each share of restricted stock. The Purchaser is a newly-formed entity owned by certain private equity funds managed by affiliates of Fortress Investment Group LLC.

          The Merger Agreement includes customary representations, warranties and covenants by us, addressing various aspects of our company and its business, operations, assets and liabilities, and contains restrictions on the taking of specified actions by us prior to consummation of the Merger, including a restriction prohibiting us from paying dividends on our common stock, other than our regularly scheduled quarterly cash dividend on common stock in an amount not to exceed $0.25 per share per quarter.

           Consummation of the Merger will be subject to (i) the approval of the Merger Agreement and the Merger by holders of a majority of our outstanding common stock at a special meeting to be called for that purpose, and (ii) satisfaction of other customary closing conditions. The Merger Agreement sets forth certain termination rights on our part, on the one hand, and the Purchaser and Merger Sub, on the other hand, including our right to terminate the Merger Agreement in order to enter into a definitive agreement with a third party making an unsolicited acquisition proposal that our Board of Directors, in the exercise of its fiduciary duties, determines to be superior to the transaction with the Purchaser, subject to our obligation to pay the Purchaser a termination fee of $32.5 million under such circumstances. The transaction is expected to close in the third quarter of 2007.

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

          As a result of this transaction, CAI’s assets and liabilities are no longer included in our Condensed Consolidated Balance Sheet commencing October 1, 2006. Due to the potential convertibility of the New CAI Note, under certain circumstances we could, at some future date, hold an equity interest in CAI exceeding 20% if we elected to convert the New CAI Note. Accordingly, CAI’s operating results for 2006, included herein, have been treated as results from continuing operations in our Condensed Consolidated Statements of Income for the three months ended March 31, 2006, as well as our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006. See Note 9 to the Condensed Consolidated Financial Statements.

March 2006 Sale of Containers

          On March 29, 2006, our wholly-owned container leasing subsidiary, Interpool Containers Limited (“ICL”), completed the sale of approximately 273,300 standard dry marine cargo containers (the “March 2006 Container Sale”), together with an assignment of all rights of ICL under existing operating leases for these containers with our customers, to a newly formed subsidiary of an investor group based in Switzerland (the “Purchaser”), pursuant to a Sale Agreement dated March 14, 2006 (the “Sale Agreement”). The containers sold represented approximately 74% of the standard dry marine cargo containers in our operating lease fleet at December 31, 2005, including most of the containers managed for us by CAI. The sale did not include containers subject to existing direct financing leases with customers. In connection with the sale, we entered into a new management agreement with the Purchaser and CAI, pursuant to which we will manage the containers that are currently under long-term lease in exchange for management fees. See Note 6 to the Condensed Consolidated Financial Statements for further information.

          Since April 1, 2006, we no longer record leasing revenue and lease operating and administrative expense relating to the containers sold to the Purchaser, but we record management fee revenue earned under the management agreements entered into with the Purchaser. As a result, from and after April 1, 2006, all revenues and lease operating expenses included in the Condensed Consolidated Statements of Income include only those revenues and costs associated with our owned equipment or equipment leased to customers by us under the terms of direct financing leases. In addition, effective April 1, 2006, our depreciation expense has been reduced due to the sale of the containers and our effective tax rate has increased because our U.S. sourced income represents a larger portion of our net income.

General

          We are one of the world’s leading suppliers of equipment and services to the intermodal transportation industry. We believe we are the world’s largest lessor of intermodal container chassis and a leading lessor and manager of international dry freight standard containers used in international trade.

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

          Chassis have been leased in pooled arrangements at marine ports since the mid 1980‘s. Neutral chassis pools are locations where a lessor provides a group of chassis in a single port terminal location to be leased on a daily basis. A customer who signs the pool agreement and has appropriate credit strength is allowed to lease any chassis in the pool at any time. The term “neutral” pool is used because the chassis are provided by a neutral third party rather than the shipping lines themselves. A shipping line notifies a trucker to pick up a chassis from the pool and then proceed to pick up the designated container for movement. The chassis is returned by the trucker to the pool when the move is complete. Typically, the shipping line or other customer pays only for the number of days it uses the chassis. A variation of this billing structure is where the customer guarantees a certain level of chassis usage, and this level becomes the minimum, regardless of actual usage. Pool lease rates are higher than term lease rates because the customer pays only when the chassis is in use (and we may experience some idle, unpaid period between uses of the chassis) and because the customer generally does not pay for any maintenance and repair—the costs being also bundled into the overall chassis pool rate.

          In the last five years, we have established two advanced neutral chassis pools. These pools are clusters of locations within a region. We call them “metro pools.” Such pools have been established in the New York metropolitan area and the Houston metropolitan area. These pools differ from traditional neutral pools in that customers are able to pick up chassis in one location and return them to other locations that are all in the “network.” The logistics of the networking process are managed by our proprietary “PoolStat”® software, which also manages the inventory and billing functions of the pools. Interest in these two pools is high and we expect continued growth over the next several years.

          The marine neutral chassis pools at the rail terminals have continued to expand, and today we have neutral chassis pools at over 40 rail terminals across the United States. Some of these terminals are linking up with the metro pools to create a more integrated marine/rail pool network. Our chassis pool program for 53’ chassis has expanded with the signing of a 10 year management and supply agreement with the BNSF Railway Company.

          In the past, the rail and neutral chassis pool business of standard marine chassis represented a relatively small portion of our chassis business. However, this business continues to grow at a significantly faster rate than our term lease business. This pool business now represents approximately 19% of our overall fleet, and this percentage is expected to increase over the next several years. This has also resulted in an increase in our 53’ chassis fleet as a portion of our overall fleet.

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

          We are seeing continued emphasis on chassis pools in 2007. This consists of a mixture of neutral pool chassis requirements, and long-term lease chassis that are being contributed to cooperative pools by chassis lessees. The continuing strength of this business segment is in part due to the increased volume of cargo movement in and out of railroad terminals, causing the railroads to reconfigure the patterns of container and chassis activity in the terminals. In a growing number of locations, facilities are requiring that empty containers be moved off of the terminal, a process that requires additional chassis to service the additional container movements. Marine ports are experiencing similar congestion, and are beginning to take similar measures, including the use of cooperative chassis pools, to ease this congestion.

          During the three months ended March 31, 2007, our chassis fleet (including equipment on both operating and direct financing leases) remained essentially the same at 238,000 chassis as it was at December 31, 2006. Utilization of our chassis operating lease fleet was 91% and 93% at March 31, 2007 and December 31, 2006, respectively.

          Chassis lease rates were stable throughout most of 2005 and 2006. In the latter part of 2006 and continuing into 2007, they weakened somewhat due to seasonal issues and lower demand due to the unusually large acquisition of chassis by shipping lines in late 2006. Also, where new chassis pools are established, their increased efficiency tends to reduce the number of chassis required to service the area’s cargo. We expect current market conditions to continue through much of the second quarter of 2007 when the season shifts and chassis requirements typically increase. Utilization in the chassis pools continues to increase on an annualized basis resulting from marketing efforts and better logistical control of inventory and inventory rebalancing between pool locations. These factors are leading to strengthened chassis pool financial results.

          The container equipment fleet, which totaled 759,000 twenty foot equivalent units (“TEUs”) at March 31, 2007, includes units owned by us and units which we manage on behalf of third parties. With respect to the owned portion of our fleet, which consisted of 475,000 TEUs at March 31, 2007, a majority of these units are subject to long-term direct financing leases with customers. This compares to 756,000 TEUs at December 31, 2006 of which 482,000 TEUs were owned by us. Utilization rates of our container operating lease fleet, including owned equipment as well as equipment managed for third parties, were 97% and 91% at March 31, 2007 and December 31, 2006, respectively. The utilization rates of our owned and managed container operating lease fleet, excluding new equipment not yet placed on lease, were 99% at both March 31, 2007 and December 31, 2006. At March 31, 2007 and December 31, 2006 respectively, we had approximately 11,900 and 35,300 TEUs of new procurement not yet placed on lease, of which approximately 10,400 and 23,400 TEUs, respectively, were committed for future delivery under existing lease commitments.

          Periods of fluctuation in leasing demand can occur. We anticipate that industry demand for chassis and containers will continue to grow. This expectation is supported by continued anticipation of a major expansion of the world cellular container ship fleet through 2008 as evidenced by recent reports that the major shipyards are experiencing large order backlogs through 2009. As reported in the February 2007 issue of Containerisation International, the world’s pure cellular container fleet capacity on January 1, 2007 was estimated to be approximately 9.4 million TEUs. Based on the existing order book, the world’s cellular fleet as of January 1, 2007 is expected to increase by 15.4% in 2007, 15.6% in 2008 and at least 14.4% in 2009 and beyond. The total container ship order book was comprised of approximately 1,103 ships with a total capacity of approximately 4.3 million TEUs, which, when fully delivered, would result in an increase of approximately 45.4% of the world’s cellular container ship capacity. We are not able to predict when, or if, this anticipated growth will impact demand for chassis and containers. We believe a number of factors have contributed to the high utilization of equipment in the industry. From 2004 to 2005, according to the Containerisation International Yearbook 2007, global containerized traffic increased by approximately 9.0%, from 351.1 million TEUs in 2004 to 382.6 million TEUs in 2005, increasing demand for transportation equipment generally. In addition, several major shipping lines started to bring new, very large 8,000-9,000 TEUs ships to the West Coast of the United States during the fall of 2004. When ships of this size are unloaded, they require the use of a larger number of chassis to move the containers to local railroad terminals or their final destinations. Demand for chassis has also been affected by the inability of the larger, fully loaded ships to pass through the Panama Canal. These ships typically discharge their cargo on the West Coast of the United States, with the cargo being moved by “land bridges”, by truck and rail, inland and across the country, using chassis at various stages during this process. At the same time, the demand for chassis, along with increased congestion at many of the rail and marine facilities around the country, has fueled an increase in the pooling of chassis for greater efficiencies. Correspondingly, we have experienced an increase in demand for our “PoolStat”® based chassis management services as more shipping lines are entering into these chassis sharing arrangements. In addition, we have continued to experience high demand in our own neutral chassis pools at railroads and marine terminals. As a result of these factors, pool revenues increased significantly during 2006 and we expect this trend to continue in 2007.

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

          At March 31, 2007, we have a total of $1.9 billion of unused financing commitments, including amounts available under a new Fortis Capital Corp. commitment letter received in December 2006. These financing commitments are available for growth, to re-finance existing secured debt or for other working capital requirements. Our interest expense was $9.5 million lower during the three months ended March 31, 2007 than it was during the three months ended March 31, 2006, primarily due to lower borrowings. We regularly evaluate financing proposals which, when coupled with available cash balances and funds available under commitments mentioned above, could be used for growth, for refinancing existing facilities and for working capital.

          As of March 31, 2007, our commitments for future capital expenditures totaled approximately $72.8 million with $72.0 million committed for the remainder of 2007, $0.4 million committed for 2008 and $0.4 million committed for 2009. Our available liquidity at March 31, 2007, including $1.9 billion available under credit facilities, was $2.2 billion excluding $24.3 million of restricted cash. Required debt repayments and capital lease payments for the next 12 months totaled $253.4 million. Based on our existing cash balances, financings closed, and our financial projections of operating cash flow for the future, we believe that we will have sufficient liquidity to grow our portfolio while meeting our obligations and commitments as they become due.

          Other than interest expense and the depreciation expense related to our operating lease equipment, our primary expenses are corporate administrative and lease operating expenses, which include maintenance and repair expense, as well as storage and positioning expense. Our lessees are generally responsible for lease operating expenses during the term of their lease. Our corporate administrative expenses are primarily employee related costs such as salary expense, costs of employee benefits, information technology expenses and travel and entertainment costs, as well as expenses incurred for outside services such as legal, consulting and audit related fees. During the first three months of 2007, lease operating and administrative expenses as a percentage of total revenues were 39.4%, as compared to 42.3% during the same period in 2006. This decrease was primarily due to higher costs incurred in 2006 related to salary expense, costs incurred by CAI in connection with a contemplated initial public offering and the write-off of deferred sales commissions resulting from the March 2006 Container Sale.

           Non-performing receivables totaled $0.2 million at March 31, 2007 compared with $1.0 million at December 31, 2006. Reserves of $0.2 million and $1.0 million, respectively, have been established against these non-performing receivables. The decline in non-performing receivables was primarily due to the write-off of receivables related to customers for which reserves amounting to $0.8 million had previously been established. During the three months ended March 31, 2007, receivable write-offs net of recoveries totaled $0.7 million as compared with $1.7 million (excluding amounts reported by CAI) for the same period in 2006.

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

          Our container leasing operations are primarily conducted through our Barbados subsidiaries, previously Interpool Limited, and beginning November 30, 2005, ICL, as well as through our formerly consolidated subsidiary CAI, in which we owned a 50% common equity interest until October 1, 2006. We have since sold our entire equity interest in CAI. See Note 9 to the Condensed Consolidated Financial Statements. Our effective U.S. federal tax rate benefits from the application of an income tax convention, pursuant to which the profits of Interpool Limited and, beginning November 30, 2005, ICL, from international container leasing operations are exempt from federal taxation in the United States. These profits are subject to Barbados tax at rates that are significantly lower than the applicable rates in the United States. For further information regarding the United States and Barbados Tax Treaty, see Note 5 to the Consolidated Financial Statements and the “United States Federal Income Tax” section of Management’s Discussion and Analysis in our 2006 Form 10-K. Due to a reduction in our owned container leasing fleet, resulting from the March 2006 Container Sale (see Note 6 to the Condensed Consolidated Financial Statements for further information), the income tax convention had a reduced beneficial impact to our effective U.S. federal tax rate beginning with the quarter ending June 30, 2006. Since then, taxable income from United States sources has been a much higher percentage of our taxable income and we anticipate this will continue in subsequent periods. This percentage may decline again in the future to the extent our container operating lease revenues were to increase in relation to container management service income.

Results of Operations

          Our Condensed Consolidated Statement of Income for the three months ended March 31, 2006 has been significantly impacted by the disposition of our 50% equity interest in our formerly consolidated subsidiary CAI and the March 2006 Container Sale. The table below shows the proforma impact of these transactions on the reported results for the three months ended March 31, 2006.

                                                               As                       March 2006
                                                            Reported       Remove       Container        Proforma
(dollars in thousands)                                        2006         CAI (a)       Sale (b)          2006
                                                            --------       -------      ---------        ---------
REVENUES:
   Equipment leasing revenue                                $93,965        $(6,692)      $(20,502)       $66,771
   Management fee revenue                                     2,883         (2,083)           ---            800
   Other revenue                                              6,139         (1,465)          (764)         3,910
                                                            -------        -------       --------        -------
TOTAL REVENUES                                              102,987        (10,240)       (21,266)        71,481
                                                            -------        -------       --------        -------

COSTS AND EXPENSES:
  Lease operating and administrative expenses                43,528         (3,624)        (1,556)        38,348
  Provision for doubtful accounts                               501           (321)           ---            180
  Fair value adjustment for derivative instruments           (1,658)           ---            ---         (1,658)
  Fair value adjustment for warrants                          5,209            ---            ---          5,209
  Depreciation and amortization of leasing equipment         23,133         (3,383)        (8,726)        11,024
  Impairment of leasing equipment                             7,212           (306)           ---          6,906
  Loss on retirement of debt                                  8,153            ---            ---          8,153
  Gain on sale of leasing equipment                         (68,490)         1,879            ---        (66,611)
  Other income, net                                            (351)           ---            ---           (351)
  Interest expense                                           34,374         (1,193)           ---         33,181
  Interest income                                            (4,876)            26            ---         (4,850)
                                                            -------        -------       --------        -------
TOTAL COST AND EXPENSES                                      46,735         (6,922)       (10,282)        29,531
                                                            -------        -------       --------        -------

INCOME BEFORE MINORITY INTEREST EXPENSE
  AND PROVISION (BENEFIT) FOR INCOME TAXES                   56,252         (3,318)       (10,984)        41,950
Minority interest expense                                    (1,932)         1,137            ---           (795)
                                                            -------        -------       --------        -------
INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES           54,320         (2,181)       (10,984)        41,155
Provision (benefit) for income taxes                          1,010         (1,242)          (275)          (507)
                                                            -------        -------       --------        -------
NET INCOME                                                  $53,310        $  (939)      $(10,709)       $41,662
                                                            =======        =======       ========        =======
(a)

Amounts represent the removal of the results of operations relative to CAI. These amounts represent the impact for the period from January 1, 2006 through March 31, 2006 as we sold our 50% common equity interest in CAI on October 1, 2006.

(b)

Amounts represent the removal of direct revenue and expenses attributable to the fleet included in the March 2006 Container Sale. These amounts represent the removal of the revenue and expenses for the period from January 1, 2006 through March 31, 2006. Because the Company does not account for administrative expenses, provision for doubtful accounts and interest expense for each piece of equipment, the amounts applicable to the equipment being sold could not be quantified and, therefore, have not been included in the table above.

          The sections that follow analyze our results of operations for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 excluding the effect of the sale of our 50% equity interest in our formerly consolidated subsidiary CAI and the March 2006 Container Sale disclosed in the above table.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

           Equipment Leasing Revenue.    Our equipment leasing revenues increased to $81.9 million for the three months ended March 31, 2007, from $66.8 million in the three months ended March 31, 2006, an increase of $15.1 million or 23%.

           Container leasing segment revenues increased to $14.0 million for the three months ended March 31, 2007, from $11.5 million for the three months ended March 31, 2006, an increase of $2.5 million or 22%. Operating lease revenues increased by $1.5 million while revenues from direct financing leases increased by $1.0 million. The increase in operating lease revenues resulted from an increase in the utilization of our containers as well as an increase in our average daily rates. The increase in revenues from direct financing leases was due to an increase in our direct finance lease portfolio, including the conversion of a large operating lease to a direct financing lease during the first six months of 2006. The utilization rates of our owned container operating lease fleet, excluding new equipment not yet placed on lease and those that we manage for others were 99% and 97% at March 31, 2007 and 2006, respectively. At March 31, 2007 and 2006, respectively, we had approximately 11,900 and 16,900 TEUs of new procurement not yet placed on lease, of which approximately 10,400 and 13,800 TEUs, respectively, were committed for future delivery under existing lease commitments.

           Domestic intermodal equipment segment revenues increased to $67.9 million for the three months ended March 31, 2007, from $55.3 million for the three months ended March 31, 2006, an increase of $12.6 million or 23%. Chassis operating lease revenues increased by $12.2 million while revenues from direct financing leases increased by $0.5 million. The increase in chassis operating leases revenues is primarily the result of an increase in the size of our operating lease fleet of approximately 6% as well as an increase in our average lease rate brought about by an increase in the number of chassis assigned to chassis pools. In addition, during the three months ended March 31, 2007, we recorded revenue of $4.4 million related to a penalty charged to a customer for the early termination of one of its leases. See Note 11 to the Condensed Consolidated Financial Statements for further information on the chassis lease termination. The increase in finance lease revenues was the result of an increase in our finance lease portfolio. The utilization rates of our domestic intermodal chassis operating lease fleet were 91% and 92% at March 31, 2007 and 2006, respectively.

           Management Fee Revenue.     Our management fee revenues increased to $4.0 million for the three months ended March 31, 2007 from $0.8 million for the three months ended March 31, 2006, an increase of $3.2 million. This increase was primarily due to $2.0 million of management fee revenues resulting from a chassis pool agreement entered into during October 2006 and $1.0 million of management fee revenues we earned on containers we now manage on behalf of investors.

           Other Revenue.    Our other revenues increased to $6.1 million for the three months ended March 31, 2007 from $3.9 million for the three months ended March 31, 2006, an increase of $2.2 million.

           Container leasing segment other revenues decreased to $0.2 million for the three months ended March 31, 2007, compared to $0.6 million for the three months ended March 31, 2006 a decrease of $0.4 million. The decrease was due to a reduction in billings to customers for damage and handling related to our owned fleet.

           Domestic intermodal equipment segment other revenues increased to $5.9 million for the three months ended March 31, 2007, from $3.4 million for the three months ended March 31, 2006, an increase of $2.5 million. The increase was primarily attributable to an increase in billable repairs to our lessees when leases terminate and an increase in billings to customers for the repositioning of chassis pool equipment. A portion of the increase in billable repairs ($0.4 million) was related to a customer that previously was billed directly by third party depots for damage.

           Lease Operating and Administrative Expenses.     Our lease operating and administrative expenses decreased to $36.2 million for the three months ended March 31, 2007 from $38.3 million for the three months ended March 31, 2006, a decrease of $2.1 million or 5%.

          The decrease was primarily due to:

•	A $1.8 million decrease in salary expense. This decrease was primarily the result of a decrease in the accrual for the estimated bonus for our Chief Executive Officer ($2.3 million). This decrease was partially offset by an increase in headcount and other employee related costs. The decrease in the bonus for our Chief Executive Officer is primarily due to the reduction in net income as compared to the prior year. This reduction is primarily due to the gain resulting from the March 2006 Container Sale, without a similar transaction during the current year period.

•	A decrease in commission expense of $1.1 million primarily related to the write-off of deferred sales commissions in 2006 resulting from the March 2006 Container Sale.

•	A decrease in consulting and legal fees of $0.8 million primarily due to a reduction in consulting services required in order to comply with the Sarbanes-Oxley Act, a decrease in consulting services to facilitate the development of our new IT systems and one-time legal costs incurred during the three months ended March 31, 2006 in connection with a contemplated transaction which was not consummated. These decreases were partially offset by transaction costs incurred by the Special Committee of the Company’s Board of Directors in connection with their evaluation of a “going private” transaction proposed by Martin Tuchman, our Chairman and Chief Executive Officer, and potential alternatives to this proposal. See Note 13 to the Condensed Consolidated Financial Statements for further information on pending sale transaction.

•	An increase in maintenance and repair costs of $1.2 million primarily due to an increase in chassis assigned to chassis pools which generate higher daily rental rates and higher repair expenses. In addition, we experienced an increase in maintenance and repair costs associated with chassis lease terminations. The damage portion of these repair expenses were billable to our lessees and were included in other revenue within the domestic intermodal equipment segment as discussed above.

•	An increase in positioning and handling expense for our equipment of $0.5 million which was primarily due to the repositioning of equipment to chassis pool locations.

•	An increase in storage costs of $0.3 million primarily due to a reduction in utilization experienced within our chassis product line as well as the additional expense incurred for the storage of new chassis equipment which has not yet been placed on lease. These increases were partially offset by a reduction in storage expense experienced within the container product line.

A further breakdown of the lease operating and administrative expense variances, as compared to the prior period, by reportable segment is as follows:

•	Container leasing segment lease operating and administrative expenses decreased to $3.5 million for the three months ended March 31, 2007 from $5.8 million in the three months ended March 31, 2006, a decrease of $2.3 million or 40%. The decrease can be summarized as follows:

                                                        Container
                 (Dollars in millions)                   Leasing
                 ---------------------                  ---------

                 Commission expense (a)                  $(1.2)
                 Legal and consulting fees                (0.6)
                 Storage expense                          (0.4)
                 Other, net                               (0.1)
                                                         -----
                 Total                                   $(2.3)
                                                         =====

                                     ________________

(a)	Primarily related to the write-off of deferred sales commissions resulting from the March 2006 Container Sale.

•	Domestic intermodal equipment segment lease operating and administrative expenses increased to $32.8 million for the three months ended March 31, 2007 from $32.6 million in the three months ended March 31, 2006, an increase of $0.2 million or 1%. This increase can be summarized as follows:

                                                         Domestic
                                                        Intermodal
                 (Dollars in millions)                  Equipment
                 ---------------------                  ---------
                 Maintenance and repairs expense           1.2
                 Storage expense                           0.7
                 Positioning and handling expense          0.6
                 Salary expense                           (1.9)
                 Legal and consulting fees                (0.2)
                 Other, net                               (0.2)
                                                          -----
                 Total                                    $0.2
                                                          =====

           Provision for Doubtful Accounts.    Our provision for doubtful accounts amounted to $0.2 million for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007, our non-performing receivables decreased $0.8 million ($0.2 million at March 31, 2007 and $1.0 million at December 31, 2006). This decrease was primarily due to the write-off of our receivables related to customers for which reserves had previously been established. All other non-performing receivables were fully reserved for at March 31, 2007. Our provision for doubtful accounts is provided based upon a quarterly review of the receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of direct financing lease receivables.

           Fair Value Adjustment for Derivative Instruments.     Our fair value adjustment for derivative instruments amounted to income of $0.4 million for the three months ended March 31, 2007 as compared to income of $1.7 million for the three months ended March 31, 2006. The income for the three months ended March 31, 2007, as well as the prior year period, was primarily due to the change in the fair value of interest rate swap agreements held which do not qualify as cash flow hedges. During 2006, three of these interest rate swap agreements were terminated as the result of the March 2006 Container Sale and the repayment of debt instruments used to finance this equipment.

           Fair Value Adjustment for Warrants.    Our non-cash fair value adjustment for warrants amounted to an expense of $5.2 million for the three months ended March 31, 2006. The expense for the three months ended March 31, 2006 was limited to the change in the fair value of these warrants between December 31, 2005 and February 21, 2006, the date the registration statement for the warrants was declared effective by the SEC. This was the final criteria to be met under EITF 00-19 for re-classification of the warrants from a liability to equity in accordance with U.S. generally accepted accounting principles. Since these warrants are now classified as equity, the warrants will no longer be valued during each accounting period, as they had been when classified as a liability. Therefore, our earnings will no longer be subject to the volatility related to changes in valuation.

           Depreciation and Amortization of Leasing Equipment.     Our depreciation and amortization expense increased to $12.0 million for the three months ended March 31, 2007, from $11.0 million for the three months ended March 31, 2006, an increase of $1.0 million or 9%. This increase was primarily due to additions to our owned chassis and container operating lease fleets, partially offset by a reduction in our container operating lease fleet resulting from the conversion of operating leases with a specific customer to direct financing leases.

           Impairment of Leasing Equipment.    Our expense related to the impairment of leasing equipment decreased to $0.5 million for the three months ended March 31, 2007, from $6.9 million for the three months ended March 31, 2006, a decrease of $6.4 million. This decrease was primarily due to a $6.7 million non-cash impairment charge resulting from the conversion of operating leases with a specific customer to direct financing leases during the three months ended March 31, 2006.

           Loss on Retirement of Debt.     The decrease in loss on retirement of debt of $8.0 million is primarily due to the early repayment of certain debt instruments through the use of the proceeds from the March 2006 Container Sale which resulted in the write off of approximately $8.2 million of previously deferred financing fees.

           Gain on Sale of Leasing Equipment.    We had a gain on sale of leasing equipment of $0.3 million during the three months ended March 31, 2007 compared to $66.6 million for the three months ended March 31, 2006. The decrease is primarily due to the March 2006 Container Sale which resulted in a gain of $66.5 million.

           Gain on Sale of Equity Investment.     During the year ended December 31, 2005, we sold our investment in a non-transportation company. In connection with this sale, certain funds were held in escrow by the buyers in order to satisfy potential indemnity provisions or any contractual post closing adjustments. During the three months ended March 31, 2007, all such indemnity provisions and closing adjustments were finalized and the parties agreed that $1.3 million was due us. See Note 12 to the Condensed Consolidated Financial Statements for further information on the sale of our equity investment.

           Other Income, Net.    We had other income of $0.3 million during the three months ended March 31, 2007 compared to $0.4 million of other income for the comparable period in 2006. The decrease of $0.1 million was primarily due to a supplemental cash settlement on an insurance claim ($0.2 million) recorded during the three months ended March 31, 2006, without a similar cash receipt received during the three months ended March 31, 2007.

           Interest Expense.    Our interest expense decreased to $24.9 million for the three months ended March 31, 2007 from $33.2 million for the three months ended March 31, 2006, a decrease of $8.3 million or 25%. This decrease was primarily attributable to decreased borrowings ($7.2 million), a reduction in interest rates ($0.5 million) and a decrease in the amortization of deferred financing fees ($0.5 million).

           Interest Income.    Our interest income increased to $5.6 million for the three months ended March 31, 2007 from $4.9 million for the three months ended March 31, 2006, an increase of $0.7 million. The increase in interest income was primarily due to higher interest rates on the invested cash balances. In addition, we received $0.7 million in interest income on the New CAI Note which was issued to us by CAI as part of the consideration received in connection with the sale of our 50% common equity interest in CAI on October 1, 2006. These increases were partially offset by a reduction in interest income ($0.5 million) we received on the partial liquidation of our investment in a private equity fund as compared to the prior year period.

           Provision for Income Taxes.    We recorded an income tax provision of $7.3 million for the three months ended March 31, 2007 as compared to a tax benefit of $0.5 million for the three months ended March 31, 2006. This increase resulted despite a net decrease in pre-tax income of $21.4 million, after adjusting for the $5.2 million permanent tax difference that arose from the non-cash expense pertaining to the warrant liability in 2006. The increase in the income tax provision resulted principally from (i) a higher proportion of the pre-tax income realized during the three months ended March 31, 2007 from United States sourced income, and (ii) a $2.3 million tax benefit realized during the three months ended March 31, 2006 on the sale of approximately 273,300 standard dry marine cargo containers by Interpool Containers Limited (“ICL”).

           ICL’s pre-tax income (international sourced income) is taxed at a low rate (approximately 2.5%) due to the income tax convention between the United States and Barbados. The domestic intermodal division’s pre-tax income (United States sourced income) is taxed at the higher United States tax rates. During the three months ended March 31, 2007, 74% of taxable income was generated from United States sources as compared to 4% during the three months ended March 31, 2006, thus contributing to the net increase in the provision for income taxes.

           Net Income.    As a result of the factors described above, our net income decreased to $17.7 million for the three months ended March 31, 2007 from $41.7 million for the three months ended March 31, 2006.

Liquidity and Capital Resources

           Historically, we have used funds from various sources to meet our corporate obligations and to finance the acquisition of equipment for lease to customers. The primary funding sources have been cash provided by operations, borrowings (generally from banks), securitization of lease receivables, the issuance of capital lease obligations, and the sale of our securities. In addition, we have generated cash from the sale of equipment being retired from our fleet. In general, we have sought to meet debt service requirements from the leasing revenue generated by our equipment. As of March 31, 2007, we had $278.5 million of unrestricted cash and cash equivalents on hand, and had unused financing commitments totaling $1.9 billion available for future use (including a commitment of $1.8 billion for secured financing received during December 2006). Further, as described in the Liquidity and Capital Resources section of our 2006 Form 10-K, the combination of unrestricted cash and marketable securities as of December 31, 2006 plus scheduled payments due to us under operating and direct financing lease agreements with our lessees during 2007 and 2008 is significantly more than our scheduled capital lease and debt service payments (principal and estimated interest) for those years.

          We have usually funded a significant portion of the purchase price for new containers and chassis through secured borrowings from financial institutions under various credit facilities. However, from time to time we have funded new equipment acquisitions through the use of working capital and may finance this equipment through debt facilities at a later date. As indicated in our 2006 Form 10-K, we received a commitment of $1.8 billion for secured financing during December 2006. As of March 31, 2007, a total of $1.9 billion of financing commitments was available to us for future use. We continue to meet with other potential lenders with regard to additional financings to support business growth.

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

Cash Flow

          Net cash used for operating activities amounted to $20.8 million for the three months ended March 31, 2007 as compared to $8.9 million of cash provided by operating activities for the same period last year, a reduction of $29.7 million. While net income for the three months ended March 31, 2007 was $35.6 million lower than net income for the previous year, the change in cash provided by these activities was affected by the following:

•	Net income for the three months ended March 31, 2006 included a gain associated with the March 2006 Container Sale of $60.8 million ($59.3 million, net of tax).
•	2006 net income included a non-cash expense of $5.2 million related to the adjustment of the estimated fair value of warrants.
•	Net income for the three months ended March 31, 2007 was positively impacted by a reduction in depreciation for leasing equipment of $8.7 million ($8.5 million, net of tax) resulting from the March 2006 Container Sale.
•	2007 net income included a non-cash impairment expense of $0.5 million ($0.4 million, net of tax). This compares to a non-cash impairment expense of $7.2 million ($6.7 million, net of tax) reported in the 2006 net income.
•	2007 net income included a loss on retirement of debt of $0.2 million ($0.1 million, net of tax). This compares to a loss on retirement of debt of $8.2 million ($7.5 million, net of tax) reported during 2006 in connection with the early repayment of certain debt instruments of which $5.4 million ($5.2 million, net of tax) is included in the calculation of the $59.3 million gain (net of tax) recognized as a result of the March 2006 Container Sale.

           Excluding the items noted above, net cash provided by these activities increased $1.5 million for the three months ended March 31, 2007 as compared to the prior year period. The remaining change in cash provided by operating activities resulted primarily from the following:

•	an increase in cash used to pay income taxes in 2007. The Company made cash payments of $24.6 million during the three months ended March 31, 2007, compared with $13.6 million for the same period in 2006. This increase in income tax payments is primarily due to the sale of our 50% common equity interest in CAI in October 2006; and
•	an increase in cash used for the satisfaction of accounts payable and accrued expenses.

          The remainder of the change in net cash provided by operating activities (a decrease of $3.9 million) was primarily due to changes in other operating assets and liabilities in the ordinary course of business.

          Net cash used for investing activities amounted to $43.3 million for the three months ended March 31, 2007 as compared to $503.6 million of net cash provided by investing activities for the same period last year. The change was primarily due to the following:

•	proceeds from the disposition of leasing equipment decreased $507.6 million to $27.0 million in the three months ended March 31, 2007, compared to $534.5 million in the three months ended March 31, 2006. Included in sales proceeds during the three months ended March 31, 2006 was $515.9 million of proceeds related to the March 2006 Container Sale; and
•	an increase of $41.2 million in acquisition of leasing equipment. Capital expenditures were $87.2 million for the three months ended March 31, 2007, compared to $46.0 million in the three months ended March 31, 2006.

          Net cash used for financing activities amounted to $18.5 million for the three months ended March 31, 2007 as compared to $539.5 million for the same period last year. The decrease in net cash used for financing activities was primarily due to the following:

•	a decrease of $491.3 million in repayment of long term debt and capital lease obligations. The decrease was primarily due to the use of the proceeds from the March 2006 Container Sale to reduce indebtedness ($462.4 million);
•	proceeds from the issuance of debt increased $17.3 million to $41.1 million for the three months ended March 31, 2007, compared to $23.8 million for the three months ended March 31, 2006; and
•	a decrease in repayments and borrowings under revolving credit facilities of $13.0 million.

Debt and Capital Lease Obligations:

The following table summarizes our debt and capital lease obligations as of March 31, 2007 and December 31, 2006:

                                                                                 (dollars in millions)

                                                                          March 31,          December 31,
Total Debt and Capital Lease Obligations                                    2007                 2006
----------------------------------------                                 -----------        --------------

Chassis Securitization Facility, interest at 5.34% at
  March 31, 2007 and December 31, 2006, respectively
  Capital lease obligation                                                  $376.0               $378.5

2005 DVB Facility - Secured container equipment financing
  facility, interest at 6.37% at  March 31, 2007 and
  December 31, 2006, respectively, maturing December 2010                    133.1                151.0

Revolving credit facility for chassis, interest at 6.32% and
  6.35% at March 31, 2007 and December 31, 2006, respectively,
  revolving period ending September 9, 2010                                   15.0                 15.0

Notes and loans payable with various rates ranging from
  5.75% to 7.50% and maturities from 2008 to 2010                             10.9                 11.5

Capital lease obligations payable in varying amounts through 2017            479.8                470.4

6.00% Notes due 2014 (unsecured) net of unamortized discount of $28.1 and $28.8 at March 31, 2007 and December 31, 2006,
  respectively                                                               201.9                201.2

7.35% Notes due 2007 (unsecured)                                              89.5                 89.9

7.20% Notes due 2007 (unsecured)                                              33.8                 33.8

9.25% Convertible redeemable subordinated debentures, mandatory
  redemption 2022 (unsecured)                                                 37.2                 37.2

9.875% Preferred capital securities due 2027 (unsecured)                      75.0                 75.0
                                                                          --------              -------
Total Debt and Capital Lease Obligations                                   1,452.2              1,463.5
                                                                          --------              -------

Less Current Maturities                                                      253.4                262.8

Total Non-Current Debt and Capital Lease Obligations                      $1,198.8             $1,200.7
                                                                          ========             ========

          Our debt consisted of loans, capital lease obligations and notes with installments payable in varying amounts through 2027, with a weighted-average interest rate of 6.7% for the three months ended March 31, 2007. This compares to 6.7% for the year ended December 31, 2006 and 6.9% for the three months ended March 31, 2006. The principal amount of debt and capital lease obligations payable under fixed rate contracts was $1,185.4 million at March 31, 2007. Remaining debt and capital lease obligations of $266.8 million were payable under floating rate arrangements, of which $240.3 million was effectively converted to fixed rate debt through the use of interest rate swap agreements. At March 31, 2007 and December 31, 2006, most of our debt and capital lease obligations were secured by a substantial portion of our leasing equipment, direct financing leases, and accounts receivable. Approximately $437.4 million of debt was unsecured at March 31, 2007 compared to $437.1 million at December 31, 2006. For further information on the accounting treatment for interest rate swap contracts see Note 4 to the Condensed Consolidated Financial Statements.

          New Financings:    During February and March 2007, we entered into two capital lease obligation transactions with a U.S. financial institution. The first was for $39.1 million, with a fixed interest rate of 5.97%, which continues until March 2015. We have a fixed price purchase option at that time that we expect to exercise. The second was for $2.0 million, with a fixed interest rate of 5.77%, which continues until April 2015. We have a fixed price purchase option at that time that we expect to exercise. The entire balance of both transactions remained outstanding at March 31, 2007.

          Changes in Rating Agency Outlooks:    Following the announcement on January 16, 2007 that Martin Tuchman, our Chairman and Chief Executive Officer, supported by other significant Interpool, Inc. stockholders and an investment fund affiliated with Fortis Merchant Banking, had made an offer to acquire all of our outstanding common stock (other than a portion of the shares held by the proposing stockholders) for $24.00 per share in cash, the outlook for our credit ratings was changed by Standard & Poor’s Ratings Services, Moody’s Investors Service, and Fitch Ratings. All three rating agencies cited the possibility that the proposed transaction would result in an increase in our financial leverage. Standard & Poor’s placed us on credit watch with negative implications, Moody’s placed us on review for possible downgrade, and Fitch placed us on rating watch negative. For additional information see Note 13 to the Condensed Consolidated Financial Statement.

          Cash Payment to Warrant Holders in Lieu of Dilution Adjustment:     During February 2007, our Board of Directors authorized a cash payment of $1.7 million to the holders of our common stock purchase Warrants. This payment was made during the first quarter of 2007 in lieu of a dilution adjustment that would have adjusted the exercise price for the Warrants as well as the number of common shares into which the Warrants may have been converted. The dilution adjustment takes place when we make quarterly dividend payments that exceed $0.0625 per share (the quarterly dividend payment made during January 2007 was $0.25 per share). As of March 1, 2007, the exercise price for the Warrants is $16.84143 per common share and they may be converted into 8,916,666 common shares, reflecting past dilution adjustments. The cash payment did not affect our reported net income, but it was recorded as a reduction of retained earnings and reduced earnings per common share. At a meeting on March 1, 2007, our Board of Directors authorized a second cash payment of $1.7 million in lieu of a dilution adjustment to the holders of our common stock purchase Warrants to be made in conjunction with our regular quarterly dividend payment in April 2007. Our Board of Directors will make a determination each future quarter as to whether a similar payment will be made in lieu of any required dilution adjustment.

          Covenants:     At March 31, 2007, under our 2005 DVB Facility, our chassis revolving credit facility established during September 2005, and most of our other debt instruments, we are required to maintain covenants (as defined in each agreement) for tangible net worth (the most stringent of which required us to maintain tangible net worth of at least $300.0 million), a fixed charge coverage ratio of at least 1.5 to 1 and a funded debt to tangible net worth ratio of not more than 4.0 to 1. For the most restrictive covenants, tangible net worth includes stockholders’ equity plus the “warrant liability”, if applicable, our 9.875% preferred capital securities and our 9.25% convertible redeemable subordinated debentures and any future subordinated debt, and is reduced by goodwill and adjusted to eliminate the impact of adjustments associated with derivative instruments. Funded debt excludes the portion of debt and capital lease obligations due within one year, our 9.875% preferred capital securities and our 9.25% convertible redeemable subordinated debentures, and any future subordinated debt. Fixed charges include interest expense, excluding that related to our 9.875% preferred capital securities and our 9.25% convertible redeemable subordinated debentures and any future subordinated debt, and lease rentals. Earnings available for fixed charges include income before depreciation and income taxes, excluding the impact of any non-cash fair value adjustments for warrants, plus fixed charges, plus interest expense associated with our 9.875% preferred capital securities and our 9.25% convertible redeemable subordinated debentures and any future subordinated debt. As of March 31, 2007, we were in compliance with all covenants.

          A servicing agreement to which we are a party requires that we maintain a tangible net worth (including its 9.875% preferred capital securities due 2027) of at least $375.0 million plus 50% of any positive net income reported from October 1, 2004 forward. This requirement has been met at March 31, 2007.

          At March 31, 2007, under a restriction in our 6.0% Note Indenture, approximately $51.1 million of retained earnings was available for dividends.

Critical Accounting Policies and Estimates

          The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, the reported amounts of income and expense during the reporting period and the disclosure of contingent assets and liabilities at the date of the financial statements. We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on these and other significant accounting policies, see Note 1 to the Consolidated Financial Statements included in our December 31, 2006 Annual Report on Form 10-K. These policies and estimates are considered critical due to the existence of uncertainty at the time the estimate is made, the likelihood of changes in estimates from period to period and the potential impact that these estimates can have on our financial statements. The following accounting policies and estimates include inherent risks and uncertainties related to judgments and assumptions made by management. Management’s estimates are based on the relevant information available at the end of each period.

•	the allowance for doubtful accounts,

•	accounting for leasing equipment,

•	lease residual values,

•	software capitalization,

•	accounting for customer defaults,

•	warrant valuation,

•	income taxes,

•	derivative financial instruments.

•	accounting for management services

          In consultation with our Audit Committee, we have reviewed and approved these significant accounting policies, which are further described in our 2006 Form 10-K.

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

          The following table sets forth principal cash flows and related weighted average interest rates by expected maturity dates for debt and capital lease obligations at March 31, 2007:

   (Dollars in                   Total          0-12        13-24       25-36      37-48       49-60
   Thousands)                 Obligation       months       months      months     months      months       Thereafter
   -----------                ----------       ------     --------    --------    -------     -------       ----------
Variable rate facilities         $26,464       $2,318       $2,444      $6,702    $15,000         ---              ---
Average interest rate %                          6.5%         6.5%        6.3%       6.3%         ---              ---

Fixed rate facilities(1)       1,425,718      251,103      123,319     100,570     63,752      54,220          832,754
Average interest rate %                          6.5%         6.5%        6.5%       6.6%        6.7%             6.7%

Total Debt                    $1,452,182     $253,421     $125,763    $107,272    $78,752     $54,220         $832,754
Average interest rate %                          6.5%         6.5%        6.5%       6.6%        6.7%             6.7%

(1)    These fixed rate facilities include variable instruments that have been effectively converted to fixed rate debt through the use of interest rate swap agreements.

          The principal amount of debt and capital lease obligations payable under fixed rate contracts was $1,185.4 million at March 31, 2007. Remaining debt and capital lease obligations of $266.8 million were payable under floating rate arrangement, of which $240.3 million was effectively converted to fixed rate debt through the use of interest rate swap agreements.

          Based on outstanding debt balances at March 31, 2007 of variable rate facilities, which have not been effectively converted to fixed rate debt through the use of interest rate swaps, a 10% change in variable interest rates would have resulted in a $0.1 million change in pre-tax earnings.

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

          We seek to reduce credit risk by maintaining insurance coverage against customer insolvency and related equipment losses. We maintain contingent physical damage, recovery and loss of revenue insurance, which provides coverage upon the occurrence of a customer’s insolvency, bankruptcy or default giving rise to our demand for return of all of our equipment. The policy covers the cost of recovering our equipment from the customer, including repositioning cost, damage to the equipment and the value of equipment which could not be located or was uneconomical to recover. It also covers a portion of the equipment leasing revenues that we might lose as a result of the customer’s default (i.e., up to 180 days of lease payments following an occurrence under the policy). Our current policy, which commenced April 30, 2006, and expires May 31, 2007, includes coverage of $18.0 million per occurrence with a $2.0 million deductible, per occurrence. There can be no assurance that this or similar coverage will be available in the future or that such insurance will cover the entirety of any loss.

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

          At March 31, 2007 approximately 14% of accounts receivable and 72% of the net investment in direct financing leases were from customers outside of the United States.

          At March 31, 2007, our top 25 customers represented approximately 78% of consolidated billings, with no single customer accounting for more than 8.9%.

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

Item 4:  CONTROLS AND PROCEDURES

          Under the direction of its Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) and concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007. There were no changes in the Company’s internal control over financial reporting, as such terms is defined Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

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

In light of the recently announced Merger Agreement (see Note 13 to the Condensed Consolidated Financial Statements), counsel for the plaintiffs in the above-referenced actions have suspended all pending deadlines and are evaluating the impact of this transaction on the claims in their respective cases.

ITEM 4.  Submission of Matters to a Vote of Security Holders

           None.

ITEM 5.  Other Information

           None.

ITEM 6.  Exhibits

Exhibits:

Exhibit 10:	Material Contracts

10.71	Agreement and Plan of Merger, dated as of April 20, 2007 by and among Chariot Acquisition Holding LLC, Chariot Acquisition Sub Inc. and Interpool, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed on April 23, 2007.)

10.72	Voting Agreement, dated as of April 20, 2007 by and among Chariot Acquisition Holding LLC and certain stockholders of Interpool, Inc. signatory thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 23, 2007.)

Exhibits 31/32:	Certifications:

31.1	Certification of Martin Tuchman.

31.2	Certification of James F. Walsh.

32.1	Certification of Martin Tuchman.

32.2	Certification of James F. Walsh.

Exhibit 99:	Press Releases dated:

99.1	April 25, 2007	Interpool, Inc. Enters Into Service Agreement With Maersk Line.

99.2	April 20, 2007	Interpool, Inc. To Be Acquired By Funds Managed By Fortress Investment Group LLC for $27.10 Per Share In Cash; Total Transaction Value $2.4 Billion.

99.3	March 9, 2007	Interpool, Inc. Reports Net Income Of $106.6 Million.

99.4	March 6, 2007	Interpool, Inc. To Pay Cash Dividend On Common Stock.

99.5	January 19, 2007	Interpool, Inc.'s Special Committee Retains Legal and Financial Advisors.

99.6	January 16, 2007	Interpool, Inc. Receives Proposal From Chief Executive Officer Supported By Other Investors To Acquire All Of Interpool's Outstanding Common Stock.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 8, 2007	By /s/ Martin Tuchman Martin Tuchman Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Director (Principal Executive Officer)

Dated: May 8, 2007	By /s/ James F. Walsh James F. Walsh Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Filed with Interpool, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007

10.71	Agreement and Plan of Merger, dated as of April 20, 2007 by and among Chariot Acquisition Holding LLC, Chariot Acquisition Sub Inc. and Interpool, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed on April 23, 2007.)

10.72	Voting Agreement, dated as of April 20, 2007 by and among Chariot Acquisition Holding LLC and certain stockholders of Interpool, Inc. signatory thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 23, 2007.)

31.1-	Certification of Martin Tuchman.

31.2-	Certification of James F. Walsh.

32.1-	Certification of Martin Tuchman.

32.2-	Certification of James F. Walsh.

99.1-	Press Release dated April 25, 2007

99.2-	Press Release dated April 20, 2007

99.3-	Press Release dated March 9, 2007

99.4-	Press Release dated March 6, 2007

99.5-	Press Release dated January 19, 2007

99.6-	Press Release dated January 16, 2007