Form 10-K/A
period 2006-12-31
INTERPOOL INC
filed 2007-06-13
CIK 898777

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
Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b(2) of the Exchange Act. (Check one).

Large accelerated filer |_| Accelerated filer |X| Non-accelerated filer |_|

Indicate by check mark if the registrant is a shell company, in Rule 12b(2) of the Exchange Act. Yes |_| No |X|

The aggregate market value of the shares of the registrant's voting stock held by non-affiliates of the registrant was $230,506,258, based upon the closing price of $22.22 per common share, as quoted on the New York Stock Exchange, on June 30, 2006 (the last day of the registrant's most recently completed second quarter).

At May 1, 2007, there were 29,427,359 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Interpool, Inc. (the "Company") is filing this Amendment ("Amendment No. 2") to its Form 10-K for the year ended December 31, 2006, as originally filed with the Securities and Exchange Commission (the "SEC") on March 9, 2007 (the "Original Filing") and as previously amended by the Form 10-K/A ("Amendment No. 1") filed with the SEC on April 30, 2007 (the Original Filing, as so amended, the "2006 Form 10-K") in order to correct various errors and inadvertent omissions in Item 11 in Amendment No. 1. No changes have been made to Part I or Part II of the Form 10-K as included in the Original Filing nor have any changes been made to Items 10, 12, 13 or 14 of Part III as included in Amendment No. 1.

As part of this Amendment No. 2, the Company is also filing new certifications from our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2).

No attempt has been made in this Form 10-K/A to update other disclosures presented in the 2006 Form 10-K, except as described above. This Form 10-K/A does not reflect events occurring after the filing of the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing,

In this Amendment No. 2, unless the context indicates otherwise, the terms "Company," "we," "us," and "our" refer to Interpool, Inc. and its subsidiaries.

INTERPOOL, INC.

FORM 10-K

TABLE OF CONTENTS

Item PART III ITEM 11. EXECUTIVE COMPENSATION PART IV ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES SIGNATURES	Page 5 5 36 36 37

PART III

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

Compensation Committee Members and the Compensation Committee Charter

Our Compensation Committee is responsible for determining the components of compensation paid to our Chief Executive Officer, approving the level of compensation paid to the Company's other senior executive officers, determining awards under, and administering, our equity incentive plans and reviewing and establishing any and all other executive compensation plans adopted from time to time by the Company.

Our current Compensation Committee consists of Messrs. Warren L. Serenbetz, Jr. (Chairman), William Shea and Robert Workman. Each member of the Compensation Committee is an independent director under applicable NYSE listing standards, an "outside director" as defined in Section 162(m) of the Internal Revenue Code and a "non-employee" director as defined in Rule 16b-3 under the Securities Exchange Act of 1934. We monitor the independence of members of the Compensation Committee through the use of questionnaires and a requirement that committee members inform the Company of any changes or developments during the year that many have a bearing on their independence.

Although we do not require members of the Compensation Committee to be experts in compensation, we do expect each member of the committee to be knowledgeable about current compensation arrangements and issues.

The principal duties of the Compensation Committee are:

•	to ensure the Company's executive officers are compensated effectively in a manner consistent with the Company's stated compensation strategy, internal equity considerations, competitive practice, and the requirements of the appropriate regulatory bodies; and

•	to communicate to stockholders the Company's compensation policies and the reasoning behind such policies.

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

Compensation Consultant

Pursuant to its charter, the Compensation Committee is vested with the authority to retain advisors and to approve any such advisor's fees and terms. During 2006, the Compensation Committee retained Delves Group to provide advice to the Compensation Committee. Representatives of Delves Group consulted directly with, and reported directly to, the Compensation Committee. No other compensation consultants were retained by the Compensation Committee, the Board of Directors or management during 2006.

Delves Group was retained principally to evaluate the Company's current compensation programs and to make recommendations regarding potential changes. Delves Group provided the Compensation Committee with competitive data and business and technical considerations. Delves Group did not provide specific advice with respect to the compensation to be paid to our named executive officers for 2006. The Compensation Committee has discussed the recommendation of Delves Group that the Company consider making equity awards and other long-term incentives more significant components of the Company's overall compensation programs but to date has not made any decision to do so.

Role of Executives in Establishing Compensation

The Compensation Committee often invites members of management to attend part of its meetings to provide information and feedback concerning compensation issues. However, members of management do not attend executive sessions of the Compensation Committee. Martin Tuchman, our Chief Executive Officer, provides input directly to the Compensation Committee regarding the compensation to be paid to other officers, including all the other executive officers, of the Company. In addition, the Company's General Counsel and other members of the legal department assist the Compensation Committee in setting agendas, gathering information and materials and drafting proposals, plans, memoranda and employment agreements.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during 2006 was an officer or employee of the Company or any of its subsidiaries, was formerly an officer of the Company or any of its subsidiaries or had any relationships requiring disclosure in this proxy statement under the heading "Certain Relationships and Related Transactions," except for Warren Serenbetz, Jr., who, as an executive officer and shareholder of Radcliff Group, Inc., has an indirect interest in the preferred stock of our subsidiary, Chassis Holdings I LLC. None of the Company's executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as member(s) of the Company's board of directors or compensation committee.

As noted above, Mr. Tuchman, our Chief Executive Officer, provides input on executive officer compensation, other than his own, to the Compensation Committee. However, Mr. Tuchman does not participate in the Committee's deliberations during executive sessions.

Compensation Committee Activity

In 2006, there were eight meetings of the Compensation Committee. All members of the Compensation Committee attended all of the meetings. At each of the meetings, the Compensation Committee meet in executive session, at which no members of management were present, for at least part of the meeting.

Throughout 2006, the Compensation Committee continually reviewed the compensation being paid to the named executive officers, including the individual components of each person's total pay package. The Compensation Committee considered the contractual obligations owed to certain of the Company's executive officers, specifically Messrs. Burns, Walsh, Gross and Mertz, under their existing employment agreements. The Compensation Committee determined that increases in the aggregate compensation paid to each named executive officer were appropriate in light of the Company's overall performance and the individual performance of each such officer. The base salary and certain bonus components are fixed under the terms of our Chief Executive Officer's Employment Agreement.

All grants of stock options are approved by our Compensation Committee, which administers the 2004 Stock Option Plan for Key Employees and Directors, the 1993 Stock Option Plan for Executive Officers and Directors and the 1993 Non-Qualified Stock Option Plan for Non-Employee, Non-Consultant Directors. The Compensation Committee awards grants from time to time based on a number of criteria, including the relative rank of the executive within our company and his or her specific contributions to the success of the Company for the prior year based on subjective criteria. We believe occasional grants of stock options serve to enhance stockholder value by aligning the interests of our executives with those of the stockholders and also by acting to retain our executives through the vesting of the options. The Company's 2004 stock option plan does not specify when options are granted.

Objectives of the Company's Compensation Programs

Compensation Philosophy

The goal of the Company's executive compensation policy is to ensure that an appropriate relationship exists between executive pay and the creation of stockholder value, while at the same time attracting, motivating and retaining key employees. To achieve this goal, the Company's named executive officers are offered compensation opportunities that are linked to the Company's financial performance and to individual performance and contributions to the Company's success.

To achieve this goal, the Compensation Committee focuses on the following considerations:

•	An emphasis on rewarding our named executive officers with total compensation (including cash, incentive and discretionary bonuses and, in certain cases, stock options) at competitive market levels, based on each executive's experience, skills and individual performance;

•	An appropriate mix of short-term (salary and cash bonuses) and, on occasion, long-term compensation (stock options and other equity-based compensation), which facilitates retention of talented executives and balances short-term and long-term financial goals and behaviors within the Company;

•	Recognition that as an executive's level of responsibility increases, a greater portion of the total compensation opportunity should be based upon performance incentives; and

•	The use of both time-based and performance-based equity with long-term vesting requirements in order to retain key executive officers.

The primary components of the Company's executive compensation program for its named executive officers have been: (a) base salaries and certain guaranteed bonuses, (b) annual performance-based cash bonuses, and (c) in certain cases, long-term incentive opportunities in the form of stock options. Our executive compensation program is intended to provide our named executive officers with overall levels of compensation opportunity that are competitive within the intermodal transportation industry, as well as within a broader spectrum of companies of comparable size and complexity.

The Company's Compensation Committee reviews executive compensation arrangements at least annually to ensure market competitiveness, and to ensure the Company meets its objective of providing executive pay packages with appropriate short and long-term incentives, including annual bonuses and, when warranted, equity compensation tied to individual and Company performance.

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

The Company evaluates whether its compensation programs achieve their goals in a number of ways. First, the Company reviews whether its pay packages have achieved the result of retaining talented executives. Second, the Company evaluates its success in attracting new executives to the Company. Third, the Company reviews its performance in relation to the compensation packages. The Compensation Committee believes that, with respect to each of the Company's executive officers, the levels of compensation are commensurate with the Company's performance and the outstanding stock option grants provide the executives with adequate incentives to focus on long-term results.

Benchmarking

The Company does not employ a formal benchmarking process. However, the Company continually monitors compensation programs of other intermodal transportation companies as well as a broader spectrum of companies of comparable size and complexity. The Compensation Committee expects that the Company's compensation programs will be revised from time to time to be competitive within the industry. In addition, during 2006, Delves Group analyzed comparable companies as part of their recommendations to the Compensation Committee.

Compensation Components

For 2006, the Company primarily used two types of compensation in paying its key executives: base salaries and performance-based annual cash bonuses. Although the Company did not grant long-term incentive awards to any of its named executive officers during 2006, all these executive officers held stock options previously granted under the Company's stock option plans.

Base Salary

The base salary for the Company's Chief Executive Officer, Mr. Tuchman, is determined pursuant to a formula set forth in his employment agreement. The base salaries for the Company's other four named executive officers, Messrs. Burns, Walsh, Gross and Mertz, are set by the Board of Directors in accordance with their employment contracts. In setting base pay for the Company's key executives, the Compensation Committee or the Chief Executive Officer reviews the following quantitative and qualitative factors: Company performance, the executive's individual performance and scope of responsibility, competitive market pay information and practices, internal equity and other considerations.

The Compensation Committee believes that an executive's base salary should be targeted at market competitive levels while rewarding outstanding performance with above-average total compensation. Base salaries for those executives whose salary levels are not fixed under long-term employment agreements are reviewed annually, and are adjusted from time to time based on a review of market data and individual executive performance.

Annual Bonuses

Annual target performance based goals serve both to motivate executives as well as to increase stockholder returns by focusing executive performance on the attainment of those annual goals identified as having a positive impact on the Company's business results. Certain bonus components are fixed under the terms of the Chief Executive Officer's employment agreement and under a bonus policy for the Chief Executive Officer adopted in 2000. The employment agreements for the Company's other named executive officers provide for annual "target" bonuses. Additional discretionary bonuses may be awarded by the Compensation Committee.

Long-term Incentives

Stock-based compensation has also been an element of the Company's compensation program for its key executives. The Company's 2004 Stock Option Plan was adopted by the Board and approved by stockholders in order to allow the Company to grant options to purchase shares of the Company's Common Stock. The Compensation Committee determines in its sole discretion, subject to the terms and conditions of the option plan, the size of a particular award based upon its subjective assessment of an individual's performance, responsibility and functions and how this performance may have contributed, or is expected to contribute, to the Company's performance.

We believe awards pursuant to the Company's stock option plan align the interests of management with those of the Company's stockholders by emphasizing long-term stock ownership and increases in stockholder value. Management will benefit under such plan only if the other stockholders of the Company also benefit. The purpose of the option plan is to encourage executives and others to acquire a proprietary interest in the Company, thereby further stimulating their active interest in the development and financial success of the Company.

Compensation Paid in 2006

During 2006, the Compensation Committee reviewed the compensation being paid to the named executive officers, including the individual components of each person's total pay package. The Compensation Committee considered the contractual obligations owed to certain of the named executive officers, specifically Messrs. Burns, Walsh, Gross and Mertz, under their existing employment agreements. At year end, the Compensation Committee determined that the discretionary bonuses to be paid to these four named executive officers for 2006 were appropriate in light of the Company's overall performance and the individual performance of each such officer. The base salary and certain bonus components for the Company's Chief Executive Officer, Mr. Tuchman, are fixed under the terms of his employment agreement and the bonus policy adopted by the Compensation Committee in 2000.

For 2006, Martin Tuchman, the Company's Chief Executive Officer, received a salary of $1,039,464 and a bonus of $7,599,000 in accordance with the terms of his employment agreement and the bonus policy, as more fully described below; Arthur Burns, Executive Vice President and General Counsel, received a salary of $400,000 and a bonus of $300,000; James F. Walsh, Chief Financial Officer, received a salary of $325,000 and a bonus of $300,000; Richard W. Gross, Executive Vice President and Chief Operating Officer of the Company's subsidiary Interpool Containers Limited, received a salary of $325,000 and a bonus of $175,000; and Herbert Mertz, Executive Vice President and Chief Operating Officer of the Company's subsidiary Trac Lease, Inc., received a salary of $300,000 and a bonus of $200,000. Several of these named executive officers also received reimbursement for living expenses or other cash compensation as set forth below in the Summary Compensation Table.

Although the Company did not grant any stock options during 2006, all of the named executive officers hold stock options that were granted in prior years. During 2006, Mr. Tuchman, the Chief Executive Officer, exercised all of his outstanding stock options and Mr. Burns, the Company's Executive Vice President and General Counsel, exercised a significant portion of his outstanding stock options, as described below.

Post-Termination Compensation

In addition to base salary, bonus and compensation under the Company's 401(k) plan and stock option plans, the Company has employment agreements with its most highly compensated executive officers that provide for severance compensation in the event of termination other than for cause during the term of the agreement and/or following a change in control during the term of the agreement. Information regarding these arrangements is provided below under "Post-Termination Compensation" and "Employment Agreements with Named Executive Officers."

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

The Compensation Committee continues to monitor the implementation of the rules and regulations pursuant to Section 409A of the Internal Revenue Code, which, among other things, could cause certain types of deferred payments to be subject to additional taxes and penalties. While the Company believes that its current employment arrangements and agreements do not give rise to any negative consequences under Section 409A, it is the Company's current intention to structure any new employment arrangements or agreements, or if need be amend existing employment arrangements or agreements, to reduce or eliminate any adverse effects of Section 409A.

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

Other Information

The input from the Company's Chief Executive Officer is carefully considered by the Compensation Committee regarding the criteria to be used to determine base salary, annual bonuses and other benefits for executive officers other than the Chief Executive Officer. Although input from the Chief Executive Officer is considered by the Compensation Committee and the Board, it is not given disproportionate weight. The Compensation Committee and the Board have the final authority on compensation matters.

Compensation Committee Report

The Compensation Committee members have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Compensation Committee Warren L. Serenbetz, Jr., Chairman William Shea Robert Workman

Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that incorporate future filings, the foregoing Compensation Committee Report shall be deemed "furnished" but not "filed" nor shall it be incorporated by reference into any such filings.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the total compensation awarded to, earned by, or paid during 2006 to our Chief Executive Officer, our Chief Financial Officer, and our three other most highly compensated executive officers whose total compensation for 2006 exceeded $100,000:

Summary Compensation Table

Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (A)	Option Awards ($) (B)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Martin Tuchman Chairman of the Board of Directors, Chief Executive Officer, President and Chief Operating Officer	2006	1,039,464	7,599,000	0	0	0	0	128,335	8,766,799
Arthur L. Burns Executive Vice President and General Counsel	2006	400,000	300,000	0	0	0	0	72,884	772,884
James F. Walsh Executive Vice President and Chief Financial Officer	2006	325,000	300,000	0	119,654	0	0	89,782	834,436
Richard W. Gross Executive Vice President and Chief Operating Officer, Interpool Limited	2006	325,000	175,000	4,500	0	0	0	43,214	547,714
Herbert Mertz Executive Vice President and Chief Operating Officer, Trac Lease, Inc.	2006	300,000	200,000	1,304	236,244	0	0	33,939	771,487

(A)

The amounts reported in the Stock Awards column reflect the dollar amount, without any reduction for risk of forfeiture, recognized for financial reporting purposes for the fiscal year ended December 31, 2006 of stock awards previously granted under the Company's deferred bonus plan, calculated in accordance with the provisions of SFAS 123R.

(B)

The amounts reported in the Option Awards column represent the dollar amount, without any reduction for risk of forfeiture, recognized for financial reporting purposes for the fiscal year ended December 31, 2006 of grants of stock appreciation rights and options to each of the Names Executive Officers, calculated in accordance with the provisions of SFAS 123R. Portions of awards over several years are included.

Narrative to Summary Compensation Table

Base Salary

During 2006, our Chief Executive Officer and our other named executive officers were employed pursuant to employment agreements with us. Each employment agreement sets forth, among other things, the executive's base salary for the initial year of the agreement and provides for annual increases in the base salary as determined by the Compensation Committee or the Board, provided that the executive's base salary for any year may not be less than his base salary for the preceding year. The Chief Executive Officer's base salary under his employment agreement increases by a minimum of 5% each year. For descriptions of these employment agreements, see "Employment Agreements" below. The salary amounts shown in the Summary Compensation Table represent these executives' base salaries under their employment agreements.

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

Chief Executive Officer Bonus

As described below, Mr. Tuchman is entitled, under the terms of his employment agreement and under a bonus plan approved by our Compensation Committee in 2000, to receive a performance bonus each year based upon several factors, including the amount of any increase in our net income over the previous year's net income and, if applicable, for any increase over the highest net income previously reported by the Company. Mr. Tuchman received a bonus for 2006 amounting to $7,599,000.

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

Investment Grade Rating:   Mr. Tuchman is entitled to a bonus of $100,000 for each year in which we maintain an investment grade debt rating by either Moody's or Standard and Poor's at year-end. No bonus under this performance measure was awarded in 2006.

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

Mr. Tuchman is also eligible for discretionary bonuses awarded by the Compensation Committee. He did not receive any discretionary bonus in 2006.

Equity Awards

During 2006, the Compensation Committee did not award any stock option grants pursuant to our 2004 Stock Option Plan.

Other Compensation

During 2006, Messrs. Tuchman, Burns and Gross received payments for vacation that had accrued but had not been taken amounting to $99,940, $23,075 and $17,498, respectively.

During 2006, the Company reimbursed Mr. Burns and Mr. Walsh for living expenses amounting to $24,093 and $54,283, respectively, pursuant to the terms of their employment agreements.

The amounts listed in the table above under "All Other Compensation" for 2006 also include the following items:

Name	Life Insurance Premiums	401(k) Matching Contributions	Medical Insurance	Auto Allowance
Martin Tuchman	470	15,000	12,925	(A)
James F. Walsh	376	15,000	10,523	9,600
Arthur L. Burns	376	15,000	10,340	--
Richard W. Gross	376	15,000	10,340	--
Herbert Mertz	376	11,250	15,245	7,068

(A)   Mr. Tuchman does not receive an automobile allowance but he has use of company-provided automobiles.

Information Regarding Plan-Based Equity Awards

We grant stock options under our 2004 Stock Option Plan for Executive Officers. Previously, options were granted under our 1993 Stock Option Plan for Executive Officers (the "1993 Plan"). A total of 160,000 options granted under the 1993 Plan and not exercised are still outstanding, but no new options may be granted under the 1993 Plan.

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

An optionee generally recognizes no taxable income as the result of the grant of a nonqualified stock option. Upon the exercise of a nonqualified stock option, the optionee normally recognizes ordinary income equal to the difference between the stock option exercise price and the fair market value of the shares on the exercise date. Such ordinary income is subject to withholding of income and employment taxes. Upon the sale of stock acquired by the exercise of a nonqualified stock option, any subsequent gain or loss, generally based on the difference between the sale price and the fair market value on the exercise date, will be taxed as capital gain or loss. A capital gain or loss will be long-term if the optionee's holding period is more than twelve months. We recognize expense for the grant-date fair value of the stock options over the vesting period of the options. We will receive a tax deduction when the tax benefit realized exceeds the compensation amount expensed for financial reporting purposes, except to the extent such deduction is limited by applicable provisions of the Internal Revenue Code. Option grants are accounted for under FAS 123R as described in Note 14 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

A summary of the Company's stock option activity for the year ended December 31, 2006 for the combined plans was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	3,178,063	$11.75	3.7	--
Granted	45,000	21.16	9.5	--
Forfeited or Expired	(20,000)	21.13	--	--
Exercised	(2,376,563)	10.25	1.7	$34,531(a)
	______________________________________________________________
Outstanding at December 31, 2006	826,500	$16.33	5.9	$5,809
Vested and expected to vest in the future at December 31, 2006	826,500	$16.33	5.9	$5,809
Exercisable at December 31, 2006	711,502	$15.58	5.5	$5,537
Available for grant at December 31, 2006	1,255,000

(a)       Intrinsic value of options exercised during 2005 and 2004 was $9,035 and $7,888, respectively.

A summary of the Company's stock option activity for non vested options for the year ended December 31, 2006 for the combined plans was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Non Vested Options Outstanding at January 1, 2006	165,000	$20.90	--	--
Granted	45,000	21.16	--	--
Forfeited or Expired	(20,000)	21.13	--	--
Vested during period	(75,002)	20.85	--	--
	______________________________________________________________
Outstanding at December 31, 2006	114,998	$20.99	8.8	$272

Outstanding Equity Awards At Fiscal Year End 2006

The following table provides information as of December 31, 2006 regarding stock based awards held by our named executive officers under the Company's Stock Option Plans and the former Deferred Bonus Plan. There were no other outstanding equity awards held by the named executive officers as of December 31, 2006.

                                                              Outstanding Equity Plan Awards
                                                              ------------------------------
                                       Option Awards                                                    Stock Awards
Name             No. of         No. of         Equity            Option      Option      No. of     Market      Equity       Equity
                 Securities     Securities     Incentive Plan    Exercise    Expiration  Shares or  Value of    Incentive    Incentive
                 underlying     underlying     Awards: No.       Price ($)   Date        Units of   Shares or   Plan         Plan
                 Unexercised    Unexercised    of Securities                             Stock      Units of    Awards:      Awards:
                 Options        Options        Underlying                                That       Stock       No. of       Market or
                 Exercisable    Unexercisable  Unexercised                               Have Not   That        unearned     Payout
                 (#)            (#)            Unearned                                  Vested     Have Not    Shares,      Value of
                                               Options (#)                               (#) (A)    Vested      Units or     Unearned
                                                                                                    ($)         Other        Shares,
                                                                                                    (B)         Rights       Units or
                                                                                                                That Have    Other
                                                                                                                Not Vested   Rights
                                                                                                                (#)          That Have
                                                                                                                             Not
                                                                                                                             Vested
Martin
Tuchman            ---              ---            ---              ---         ---        ---      ---         ---          ---

James F.
Walsh            25,000             ---            ---             18.77     11/18/2015    ---      ---         ---          ---
                 16,667            8,333           ---             20.38      5/18/2015    ---      ---         ---          ---

Arthur L.
Burns           150,000             ---            ---             18.77     11/18/2015    ---      ---         ---          ---

Richard
Gross           100,000             ---            ---             18.77     11/18/2015                         ---          ---
                                                                                          2,645   61,787

Herbert
Mertz             7,500             ---            ---             10.25      9/16/2008                         ---          ---
                 50,000             ---            ---             11.94     10/10/2010
                 25,000           25,000           ---             21.05      7/21/2015
                                                                                            767   17,917
(A)	Reflects unvested stock units pursuant to the Deferred Bonus Plan for the Named Executive Officers. The vesting schedule for these stock units is as follows:

Outstanding Awards Under Deferred Bonus Plan (# of Units)

Name	1/2/07	1/2/08	1/2/09	1/2/10	1/2/11	1/2/12	1/2/13	1/2/14	Total (# of units)
Martin Tuchman	--	--	--	--	--	--	--	--	--
James F. Walsh	--	--	--	--	--	--	--	--	--
Arthur L. Burns	--	--	--	--	--	--	--	--	--
Richard Gross	331	331	331	331	331	331	331	328	2,645
Herbert Mertz	96	96	96	96	96	96	96	95	767

(B)	Market value of unvested units of stock assumes a price of $23.36 per share of our Common Stock as of December 29, 2006 (the last trading date for 2006 on the NYSE).

Option Exercises and Stock Vested For Year Ended December 31, 2006

           The following table provides information with respect to 2006 for our named executive officers regarding options exercised under the Company's stock option plans and regarding stock awards which became vested and were issued under the Company's former Deferred Bonus Plan.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized On Exercise ($)(A)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(B)
Martin Tuchman	2,280,000	33,128,400	--	--
James F. Walsh	--	--	--	--
Arthur L. Burns	96,563	1,403,060	--	--
Richard Gross	--	--	331	6,289
Herbert Mertz	--	--	96	1,824

(A)

The value realized is the difference between the closing price of the Common Stock of the Company at the time of exercise and the option exercise price (adjusted for stock dividends), times the number of shares acquired on exercise.

(B)	Determined by multiplying the number of shares of common stock that vested by the market value of the underlying stock on the vesting date.

On November 13, 2006, Mr. Tuchman, the Company's Chairman and Chief Executive Officer, and Mr. Burns, the Company's Executive Vice President and General Counsel, exercised stock options for 2,280,000 and 96,563 shares, respectively, under the terms of the 1993 Stock Option Plan. The options exercised, which were scheduled to expire in 2008 if not exercised, had an exercise price of $10.25 per share and the market value at the date they were exercised was $24.78 per share.

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

Post-Termination Compensation

The Company's five named executive officers have post-termination provisions as part of their employment agreements. Each employment agreement provides that in the event of termination by (1) the Company due to the executive's death or disability or cause, or (2) by the executive other than for good reason, the executive will be entitled to receive: (a) base salary up to and including the effective date of termination, prorated on a daily basis; (b) payment for any accrued, unused vacation as of the effective date of termination; (c) in the event of termination due to the executive's death or disability, any performance-based bonus previously earned but not paid; and (d) any other benefits (if any) payable upon the executive's death or disability.

Further, each agreement (other than Mr. Tuchman's) provides that, in the event of termination (1) by the Company other than due to the executive's death or disability or cause, or (2) by the executive for good reason, the executive will also be entitled to receive payment, either as a lump sum or in monthly installments over the severance period, of an amount equal to his base salary and target bonus. In addition, the executive will receive continued medical benefits for a specified number of months. The base salary is calculated at the rate in effect at the date of such termination. These salary, target bonus and continued medical benefit continuation periods are as follows: Mr. Burns, three years; Mr. Walsh, two years; Mr. Gross, two years; and Mr. Mertz, two years.

In the case of Mr. Tuchman, upon termination, his employment agreement would entitle him to continuation of his salary for the remainder of the seven-year term of his employment agreement and reimbursement of medical expenses for an additional five year period thereafter.

Notwithstanding the provisions described above, if the executive's employment is terminated by the Company, other than due to the executive's death or disability or cause, or by the executive for good reason, in either case, upon a "change in control," then (1) all stock options, restricted awards or other types of equity-based compensation then held by the executive that were not previously exercised will become fully vested and exercisable; (2) any unpaid target bonus for any measurement period ended prior to the date of termination will be paid as soon as practicable; (3) the executive shall be entitled to receive an amount equal to the annual amount of the executive's base salary and target bonus calculated at the then current rate, multiplied by three, in the case of Mr. Burns, and two, in the case of Messrs. Walsh, Gross and Mertz; and (4) the executive will be entitled to continuation of medical benefits for a period of three years, in the case of Mr. Burns, or two years, in the case of Messrs. Walsh, Gross and Mertz.

As defined in the employment agreements for our named executive officers, other than Mr. Tuchman, a "Change in Control" will be deemed to have occurred if the event described in any one of the following paragraphs shall have occurred:

(i) any Person is or becomes the Beneficial Owner, directly or indirectly, of securities of the Company (not including in the securities beneficially owned by such Person any securities acquired directly from the Company or its affiliates) representing 50% or more of the combined voting power of the Company's then outstanding securities, excluding any Person who becomes such a Beneficial Owner in connection with a transaction described in clause (A) of paragraph (iii) below; or

                     (ii) the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, on the date hereof, constitute the Board and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board or nomination for election by the Company's stockholders was approved or recommended by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on the date hereof or whose appointment, election or nomination for election was previously so approved or recommended; or

                     (iii) there is consummated a merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other corporation, other than (A) a merger or consolidation immediately following which the individuals who comprise the Board immediately prior thereto constitute at least a majority of the board of directors of the Company, the entity surviving such merger or consolidation or any parent thereof (or a majority plus one member where such board comprises an odd number of members), or (b) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no Person is or becomes the Beneficial Owner, directly of indirectly, of securities of the Company (not including in the securities Beneficially Owned by such Person any securities acquired directly from the Company or its Affiliates) representing 50% or more of the combined voting power of the Company's then outstanding securities; or

(iv) there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets, other than a sale or disposition by the Company of all or substantially all of the Company's assets to an entity, at least 51% of the combined voting power of the voting securities of which are owned by stockholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale, or the stockholders of the Company approve a plan of complete liquidation or dissolution of the Company.

Notwithstanding the foregoing, a "Change in Control" shall not be deemed to have occurred by virtue of the consummation of any transaction or series or integrated transactions immediately following which the record holders of the common stock of the Company immediately prior to such transaction or series of transactions continue to have substantially the same proportionate ownership in an entity which owns all or substantially all of the assets of the Company immediately following such transaction or series of transactions.

The post-severance payments due to the Company's named executive officers pursuant to the arrangements described above are as follows:

Martin Tuchman

With respect to Mr. Tuchman, potential payments upon termination or change in control under contracts, plans, agreements, or arrangements would be as follows assuming the triggering event had occurred on January 1, 2007:

Potential Payments upon Termination or Change in Control	Voluntary Resignation	By Company For Cause	By Company Without Cause	Disability	Death
Cash Payments(A)	--	--	$7,640,066	$2,078,928	$6,652,570
Accelerated Equity Awards	--	--	--	--	--
Continued Perquisites/Benefits	(B)	--	(B)	(B)	--
Tax Gross-Ups	--	--	--	--	--

Total	--	--	$7,640,066	$2,078,928	$6,652,570

(A)   Does not include cash bonus payments for the year in question that would accelerate upon a change of control.

(B)   Mr. Tuchman is entitled to reimbursement of medical expenses for the remainder of the then current seven year term and for five years thereafter in connection with termination due to disability or termination without cause by the Company. These amounts cannot be determined until such time as invoices for reimbursement are presented. In the event of voluntary termination by Mr. Tuchman prior to the expiration of the Employment Period no further compensation shall be payable however, Mr. Tuchman shall be entitled to reimbursement of medical expenses for a period of five years.

Arthur L. Burns

With respect to Mr. Burns, potential payments upon termination or change in control under contracts, plans, agreements, or arrangements would be as follows assuming the triggering event had occurred on January 1, 2007:

Potential Payments upon Termination or Change in Control	Voluntary Resignation	By Employee For Good Reason	By Company For Cause	By Company Without Cause	Disability or Death	Change In Control ($)
Cash Payments	--	$1,623,000	--	$1,623,000	--	$1,623,000
Accelerated Equity Awards	--	--	--	--	--	--
Continued Perquisites/Benefits	--	32,148	--	32,148	--	32,148
Tax Gross-Ups	--	--	--	--	--	--

Total	--	$1,655,148	--	$1,655,148	--	$1,655,148

James F. Walsh

With respect to Mr. Walsh, potential payments upon termination or change in control under contracts, plans, agreements, or arrangements would be as follows assuming the triggering event had occurred on January 1, 2007:

Potential Payments upon Termination or Change in Control	Voluntary Resignation	By Employee For Good Reason	By Company For Cause	By Company Without Cause	Disability or Death	Change In Control ($)	Non- renewal by Company- Following Change of Control
Cash Payments	--	$1,006,000	--	$1,006,000	--	$1,006,000	$503,000
Accelerated Equity Awards	--	--	--	--	--	194,659(A)	194,659(A)
Continued Perquisites/Benefits	--	21,798	--	21,798	--	21,798	--
Tax Gross-Ups	--	--	--	--	--	--	--

Total	--	$1,027,798	--	$1,027,798	--	$1,222,457	$697,659

(A)       Represents the market value at January 1, 2007 of 8,333 unvested options held by Mr. Walsh on that date which would vest upon a change in control. The exercise price of these options would amount to $169,827.

Richard W. Gross

With respect to Mr. Gross, potential payments upon termination or change in control under contracts, plans, agreements, or arrangements would be as follows assuming the triggering event had occurred on January 1, 2007:

Potential Payments upon Termination or Change in Control	Voluntary Resignation	By Employee For Good Reason	By Company For Cause	By Company Without Cause	Disability or Death	Change In Control ($)	Non-renewal by Company- No Change of Control
Cash Payments	--	$996,000	--	$996,000	--	$996,000	$498,000
Accelerated Equity Awards	--	--	--	--	--	--	--
Continued Perquisites/Benefits	--	21,432	--	21,432	--	21,432	--
Tax Gross-Ups	--	--	--	--	--	--	--

Total	--	$1,017,432	--	$1,017,432	--	$1,017,432	$498,000

Herbert Mertz

With respect to Mr. Mertz, potential payments upon termination or change in control under contracts, plans, agreements, or arrangements would be as follows assuming the triggering event had occurred on January 1, 2007:

Potential Payments upon Termination or Change in Control	Voluntary Resignation	By Employee For Good Reason	By Company For Cause	By Company Without Cause	Disability or Death	Change In Control ($)	Non-renewal by Company-No Change of Control
Cash Payments	--	$944,000	--	$944,000	--	$944,000	$472,000
Accelerated Equity Awards	--	--	--	--	--	584,000(A)	584,000(A)
Continued Perquisites/Benefits	--	31,242	--	31,242	--	31,242	--
Tax Gross-Ups	--	--	--	--	--	--	--

Total	--	$975,242	--	$975,242	--	$1,559,242	$1,056,000

(A)       Represents the market value at January 1, 2007 of 25,000 unvested options held by Mr. Mertz on that date which would vest upon a change in control. The exercise price of these options would amount to $526,250.

Description of Equity Compensation and Incentive Plans

2004 Stock Option Plan

Our 2004 Stock Option Plan for Key Employees and Directors (the "2004 Stock Option Plan") was adopted by our Board of Directors on November 3, 2004 and approved by our stockholders at our 2004 Annual Meeting. A total of 1.5 million shares of common stock have been reserved for issuance under the 2004 Stock Option Plan. Options may be granted under the 2004 Stock Option Plan, in the discretion of the Compensation Committee of the Board of Directors, to key employees and directors (whether or not they are employees) of Interpool, Inc. and its subsidiaries. The number of shares that may be the subject of options granted during any calendar year to any one individual cannot exceed 250,000 shares.

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

Options are exercisable by the holder subject to terms fixed by the Compensation Committee. An option will be exercisable immediately upon the occurrence of any of the following (but in no event subsequent to the expiration of the term of an option):

1.	the holder's retirement on or after attainment of age 65;
2.	the holder's disability or death; or
3.	special circumstances or events as the Compensation Committee determines merits special consideration.

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

Previously, we maintained a 1993 Stock Option Plan for Executive Officers and Directors (the "1993 Stock Option Plan"), which is discussed below.

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

Options are exercisable by the holder subject to terms fixed by the Compensation Committee. No option can be exercised until at least six months after the date of grant. However, an option will be exercisable immediately upon the occurrence of any of the following (but in no event during the six-month period following the date of grant or subsequent to the expiration of the term of an option):

1.	the holder's retirement on or after attainment of age 65;
2.	the holder's disability or death; or
3.	special circumstances or events as the Compensation Committee determines merits special consideration.

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

Deferred Bonus Plan

In November 2002, our Board of Directors approved a Deferred Bonus Plan (the "Deferred Bonus Plan") under which employees of Interpool and our affiliates who received discretionary year-end bonuses of greater than $50,000 received such bonuses partly in cash and partly in the form of an award of Interpool common stock. Bonus stock awards under this plan vest in equal installments over a five-year period, unless the recipient elected to have the award vest over a ten-year period or the Board of Directors specified another period. The unvested portion of any bonus stock award will vest immediately if a change in control of Interpool occurs, if the employee is terminated without cause, if the employee resigns for a good reason, if the employee dies or becomes permanently disabled, or in any other circumstance deemed appropriate by the Board of Directors. If a recipient resigns voluntarily without a good reason or is terminated for cause, the employee would forfeit any unvested portion of any bonus stock award. The number of shares covered by any bonus stock award was determined based upon a 10% discount from the market price of Interpool common stock at year-end, except that the discount was 30% for any bonus stock awards that vest over ten years. Under the Plan, each employee granted a bonus stock award has the right to require us to purchase from the employee a total number of shares equal to the number covered by the bonus stock award.

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

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	826,500	$16.33	1,255,000
Equity compensation plans not approved by security holders	--	--	--
Total	826,500	$16.33	1,255,000

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

Mr. Tuchman's employment agreement (1) includes a non-competition provision; (2) provides that, in the event of Mr. Tuchman's death, Mr. Tuchman's base salary will continue to be paid to his beneficiary for two additional years and, in the event of termination of Mr. Tuchman without cause, Mr. Tuchman will continue to receive his base salary for the entire remaining term then in effect under the employment agreement; and (3) provides for reimbursement to Mr. Tuchman, for both Mr. Tuchman and his wife, of all health related costs and expenses that are not advanced or reimbursed to Mr. Tuchman pursuant to our medical and dental insurance plans, which additional reimbursement continues for a period of five years after expiration of the employment agreement and (4) entitles Mr. Tuchman to the use of a Company-provided automobile.

Arthur L. Burns

We have an employment agreement with Arthur L. Burns, Executive Vice President, General Counsel and Director of the Company. Mr. Burns's employment agreement with the Company became effective on July 1, 2004 and currently expires on October 16, 2009, except that on October 17, 2009 and on each three year anniversary of such date, the term shall be automatically extended for an additional three year period, unless the Company or Mr. Burns gives written notice of intention not to renew at least 180 days prior to the expiration of the then-current term. During 2007, Mr. Burns will be paid an annual base salary of $416,000, will be eligible to participate in all Company fringe benefits programs, and will be entitled to receive a target bonus in the amount of $125,000 upon the successful completion of performance objectives as determined from time to time. Additional discretionary bonuses may be paid in such amounts as shall be determined at the sole discretion of the Compensation Committee. On each January 1, Mr. Burns's salary and target bonus shall be either maintained or adjusted upwards as determined in the sole discretion of the Compensation Committee. In addition, Mr. Burns is entitled to be reimbursed for up to $100,000 in transition expenses and related taxes incurred after June 30, 2005 should he elect not to sell his residence in Massachusetts and relocate permanently to New York. In the event that the Company terminates the employment agreement during the term for any reason other than cause or disability or elects not to renew Mr. Burns's employment agreement or if Mr. Burns terminates the employment agreement for "good reason" (which, as defined in his employment agreement, would include a change of control of the Company), Mr. Burns will be entitled to receive severance (either in a lump sum or in monthly installments, as he may elect) in an amount equal to three years of his then-current base salary and target bonus, as well as continued paid participation for three years in all health, life and disability insurance programs offered by the Company to all employees. In the event of a change of control, the obligations of the Company under the employment agreement, including severance obligations, shall expire no earlier than 36 months following the change of control. If a change of control occurs, Mr. Burns' unvested options will vest immediately. Upon the termination of the employment agreement and payment of the severance payment, Mr. Burns has agreed not to compete with the Company, directly or indirectly, for a period of one year.

In 2004, the Company granted Mr. Burns stock appreciation rights to 150,000 shares of common stock at a price of $14.05 per share, pursuant to which Mr. Burns would have been entitled to receive an amount equal to any appreciation in the Company's common stock market value. The stock appreciation rights vested as of January 15, 2005. In November 2005 the Company exercised its right to substitute common stock options under the same terms and conditions of the stock appreciation rights and agreed to pay Mr. Burns an amount equal to the difference between the common stock closing price on November 18, 2005 and the grant price of the stock appreciation rights. The common stock options are exercisable by Mr. Burns at any time prior to the expiration of the earlier of 10 days following the termination of Mr. Burns (except that the ten day period shall not apply in the event of a termination by the Company without cause, executive disability or termination by Mr. Burns for good reason) or June 30, 2014.

James F. Walsh

We have an employment agreement with James F. Walsh, Executive Vice President and Chief Financial Officer of the Company. Mr. Walsh's employment agreement with the Company became effective on July 1, 2004, was amended in July 2005, and currently expires on November 16, 2007, except that the term is automatically extended for additional one year periods unless either the Company or Mr. Walsh gives written notice of intention not to renew 180 days prior to the expiration of the then-current term. During 2007, Mr. Walsh will be paid an annual base salary of $338,000, will be eligible to participate in all Company related fringe benefit programs, and will be entitled to receive a target bonus in the amount of $165,000 upon the successful completion of performance objectives as determined from time to time. Additional discretionary bonuses may be paid in such amounts as shall be determined at the sole discretion of the Compensation Committee. On each subsequent January 1, Mr. Walsh's salary and target bonus shall either be maintained or adjusted upwards as determined in the sole discretion of the Compensation Committee. In addition, Mr. Walsh is reimbursed for all commuting expenses from his home in Richmond, Virginia and living expenses in the Princeton, New Jersey area, along with related taxes. In the event that the employment agreement is terminated during the term either by the Company for any reason other than cause or disability or by Mr. Walsh for good reason, Mr. Walsh will be entitled to severance (either in a lump sum or in monthly installments, as he may elect) in an amount equal to two years of his then-current salary and target bonus, as well as continued paid participation in all Company health, disability and life insurance programs for two years. In the event of a change of control, the obligations of the Company under the employment agreement, including severance obligations, shall expire no earlier than two years following the change of control. If the Company does not renew Mr. Walsh's employment agreement following a change in control, Mr. Walsh is entitled to a severance payment equal to his then current base salary and target bonus. Upon the termination of the employment agreement and payment of the severance payment, Mr. Walsh has agreed not to compete with the Company, directly or indirectly, for a period of one year.

In 2004, the Company granted Mr. Walsh stock appreciation rights to 25,000 shares of common stock at a price of $14.05 per share, pursuant to which Mr. Walsh would have been entitled to receive an amount equal to any appreciation in the Company's common stock market value. In November 2005 the Company exercised its right to substitute common stock options under the same terms and conditions of the stock appreciation rights and agreed to pay Mr. Walsh an amount equal to the difference between the common stock closing price on November 18, 2005 and the grant price of the stock appreciation rights. The common stock options, are vested, and are exercisable by Mr. Walsh at any time prior to the expiration of the earlier of 10 days following the termination of Mr. Walsh (except that the ten day period shall not apply in the event of a termination by the Company without cause, executive disability or termination by Mr. Walsh for good reason) or June 30, 2014.

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

In 2004, the Company granted Mr. Gross stock appreciation rights to 100,000 shares of common stock at a price of $14.05 per share, pursuant to which Mr. Gross would have been entitled to receive an amount equal to any appreciation in the Company's common stock market value. The stock appreciation rights vested as of October 15, 2005. In November 2005 the Company exercised its right to substitute common stock options under the same terms and conditions of the stock appreciation rights and agreed to pay Mr. Gross an amount equal to the difference between the common stock closing price on November 18, 2005 and the grant price of the stock appreciation rights. The common stock options are exercisable by Mr. Gross at any time prior to the expiration of the earlier of 10 days following the termination of Mr. Gross (except that the ten day period shall not apply in the event of a termination by the Company without cause, executive disability or termination by Mr. Gross for good reason) or June 30, 2014.

Herbert Mertz

We have an employment agreement with Herbert Mertz, Executive Vice President of the Company and Chief Operating Officer of Trac Lease. Mr. Mertz's employment agreement became effective on January 1, 2005, was amended in July 2005 and currently expires on December 31, 2007, except that the term is automatically extended for additional one year periods unless either the Company or Mr. Mertz gives written notice of intention not to renew 180 days prior to the expiration of the then-current term. During 2007, Mr. Mertz will be paid an annual base salary of $312,000, will be eligible to participate in all Company related fringe benefit programs and will be entitled to receive a target bonus in the amount of $160,000 upon the successful completion of performance objectives. Additional discretionary bonuses may be paid in such amounts as shall be determined at the sole discretion of the Compensation Committee. On each subsequent anniversary date, Mr. Mertz's salary and target bonus shall either be maintained or adjusted upwards in the sole discretion of the Compensation Committee. In the event that the employment agreement is terminated during the term either by the Company for any reason other than cause or disability or by Mr. Mertz for good reason, Mr. Mertz will be entitled to severance (either in a lump sum or in monthly installments, as he may elect) in an amount equal to two years of his then current salary and target bonus, as well as continued paid participation in all Company health, disability and life insurance programs for two years. In the event of a change of control, the obligations of the Company under the employment agreement, including severance obligations, shall expire no earlier than two years following the change of control. If the Company does not renew Mr. Mertz's employment agreement upon its expiration Mr. Mertz is entitled to a severance payment equal to his then current base salary and target bonus. Upon the termination of the employment agreement and payment of the severance payment, Mr. Mertz has agreed not to compete with the Company, directly or indirectly, for a period of two years.

In July 2005, the Company granted Mr. Mertz 50,000 common stock options, pursuant to the Company's 2004 Stock Option Plan for Executive Officers, vesting in installments through 2007.

COMPENSATION OF DIRECTORS

The following table shows the compensation earned by our directors who are not executive officers during 2006. Directors who were executive officers did not receive any director fees or additional compensation for serving as directors.

Name	Fees and Expenses earned or paid in cash ($)(A)	Stock awards ($)	Option awards ($)(B)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
Clifton H.W. Maloney	85,050	--	70,361	--	--	--	155,411
Joseph J. Whalen	57,900	--	70,361	--	--	--	128,261
Peter D. Halstead	57,150	--	16,275(C)	--	--	--	73,425
Michael S. Mathews	76,900	--	70,361	--	--	--	147,261
William J. Shea, Jr.	48,250	--	70,361	--	--	--	118,611
Warren L. Serenbetz, Jr.	56,750	--	70,361	--	--	--	127,111
Robert L. Workman	48,983	--	23,743	--	--	--	72,726

(A)

Amounts shown are entirely attributable to fees for annual retainers and attendance at Board meetings and Board committee meetings as described in the "Director Compensation" narrative and expense reimbursement.

(B)

Our outside directors receive automatic grants of stock options under the 2004 Directors Plan. The amounts reported in the Option Awards column represent the dollar amount, without any reduction for risk of forfeiture, recognized for financial reporting purposes for the fiscal year ended December 31, 2006 for options granted to each of the Directors, calculated in accordance with the provisions of SFAS 123R. Portions of awards over several years are included.

(C)	The amounts reported for Mr. Halstead reflect an adjustment for options which were forfeited by Mr. Halstead upon his retirement from the Board on October 26, 2006.

Each member of the Board of Directors who is not an officer or executive consultant receives an annual service fee of $25,000 for serving on the Board plus $2,000 and reimbursement of expenses for each Board of Directors' meeting attended and $1,000 for each Audit, Compensation and Corporate Governance Committee meeting attended. The members of the Special Committee receive $2,000 for each meeting attended. The chairman of each committee also receives an additional $500 for each attended committee meeting. Additional compensation may be paid for participation in other meetings.

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

Stock Option Plans for Outside Directors

2004 Directors Plan

Our 2004 Nonqualified Stock Option Plan for Non-Employee, Non-Officer Directors (the "2004 Directors Plan") was adopted by our Board of Directors on November 3, 2004 and approved by our stockholders at our 2004 Annual Meeting. A total of 250,000 shares of common stock have been reserved for issuance under the 2004 Directors Plan. The exercise price per share is the fair market value of our common stock on the grant date. The options granted pursuant to the 2004 Directors Plan may be exercised at the rate of one-third of the shares on the first anniversary of the options' grant date, one-third of the shares on the second anniversary of the options' grant date and one-third of the shares on the third anniversary of the options' grant date, subject to applicable, holding periods required under rules of the Securities and Exchange Commission. Options granted pursuant to the 2004 Directors Plan expire ten years from their grant date. In the event of disability or death of a director, the option must be exercised prior to the expiration of the term of the option and within six months of the option holder's disability or within twelve months of the option holder's death. In the event of resignation of a director, the option must be exercised within ten days of the date of resignation.

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

(a)(3) – Exhibits.

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

INTERPOOL, INC. (Registrant)

June 13, 2007	By /s/ Martin Tuchman Martin Tuchman Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer, and Director (Principal Executive Officer)

EXHIBIT INDEX

31.1    —    Certification of Martin Tuchman.

31.2    —    Certification of James F. Walsh.

32.1    —    Certification of Martin Tuchman.

32.2    —    Certification of James F. Walsh.